Form 10-Q
period 1995-03-31
IRWIN FINANCIAL CORPORATION
filed 1995-05-12
CIK 52617

SECURITIES AND EXCHANGE
                            COMMISSION Washington,
                            D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the quarterly period ended          March 31, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF  1934
For the transition period from                   to
Commission file number   0-6835
                          IRWIN FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

INDIANA                                                35-1286807
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification
No.)

              500 Washington Street, Columbus, IN  47201
               (Address of principal executive offices)
                              (Zip Code)

                             812/376-1020
              __________________________________________

          Registrant's telephone number, including area code)
          (Former name, former address and former fiscal year
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No

           APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
              PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No

As of April 30, 1995, there were outstanding 5,622,693 common shares, no par value, of the Registrant.

                    Part I. Financial Information

Item I.  Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                           March 31,     December 31,
                                           1995          1994
                                           ------------  ------------

ASSETS
Cash and due from banks                    $ 37,249,404   $36,840,452
Federal funds sold                                    0    14,000,000
                                           ------------  ------------
      Cash and cash equivalents              37,249,404    50,840,452
Interest-bearing deposits with financial
  institutions                               11,168,575    12,164,206
Investment securities (Market value:
 $67,172,723 in 1995 and $76,387,652 in
 1994) - Note 2                              67,128,792    77,356,575
Mortgage loans held for sale - Note 3       175,127,864   154,964,484
Loans and leases, net of unearned income
 - Note 4                                   336,580,012   308,411,082
Less:  Allowance for possible loan and
 lease losses - Note 5                      (3,923,417)   (3,863,223)
                                          ------------- -------------
                                            332,656,595   304,547,859
Purchased Mortgage Servicing Rights          19,272,300    18,252,968
Accrued interest receivable                   2,994,145     3,117,400
Premises and equipment                       14,666,245    13,838,677
Other assets                                 32,929,785    24,587,879
                                           ------------- ------------
                                           $693,193,705  $659,670,500
                                           ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                     $182,706,118  $154,081,893
   Interest-bearing                         263,051,243   264,361,775
   Certificates of deposits over $100,000    21,422,509    21,474,306
                                           ------------- ------------
                                            467,179,870   439,917,974
Short-term borrowings - Note 6               97,714,297    93,981,072
Long-term debt - Note 7                      21,827,726    24,029,410
Other liabilities                            21,591,765    20,638,098
                                           ------------- ------------
     Total liabilities                      608,313,658   578,566,554
                                           ------------- ------------

Shareholders' equity
 Preferred stock, no par value--authorized
    50,000 shares; none issued                        0             0
 Common stock, no par value -- authorized    29,965,287    29,965,287
  7,500,000 shares; issued 5,850,520 shares
    in 1995 and 1994; including 229,830
    shares in treasury in 1995 and 220,732
    in 1994.
 Additional paid-in capital                       15,391            0
 Unrealized loss on investment securities      (106,771)    (279,063)
 Retained earnings                            60,956,351   57,080,536
                                           --------------------------
                                             90,830,258    86,766,760
Less treasury stock, at cost                  5,950,211     5,662,814
                                           --------------------------
Total shareholders' equity                   84,880,047    81,103,946
                                           --------------------------
                                           $693,193,705  $659,670,500
                                           ==========================

The accompanying notes are an integral part of the consolidated financial statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME           Three Months Ended
                                                 March 31,
                                            1995         1994
Interest income:                            -----------  -----------
Loans and Leases                            $ 7,439,890  $5,747,969
 Investment securities:
   Taxable                                    1,224,666   1,213,972
   Tax-exempt                                   113,134     121,397
 Loans held for sale                          2,744,381   4,789,402
 Federal funds sold                             616,782     338,617
                                           ------------------------
Total interest income                        12,138,853   2,211,357
                                          -------------------------
Interest expense:
 Deposits                                     2,951,718   2,030,442
 Short-term borrowings                        1,354,639   2,320,804
 Long-term debt                                 395,778     252,432
                                            -----------------------
 Total interest expense                       4,702,135   4,603,678
                                            -----------------------
Net interest income                           7,436,718   7,607,679
Provision for possible loan and lease losses    650,000     325,000
                                            -----------------------
Net interest income after provision for
 possible loan and lease losses              6,786,718    7,282,679
                                            -----------  -----------
Other income:
 Mortgage loan origination fees               3,334,506    8,727,446
      Mortgage loan servicing fees            8,765,504    7,599,955
 Gain on sale of mortgage servicing           9,275,544    4,102,483
 Brokerage fees and commissions                 661,761      554,271
 Trust and advisory fees                        575,274      684,384
      Service charges on deposit accounts       230,075      211,474
 Insurance commissions, fees and premiums       315,429      265,555
 Investment security gains                            0        9,374
 Other                                        1,837,435      427,295
                                            -----------   ----------
                                             24,995,528   22,582,237
                                            -----------   ----------
Other expense:
 Salaries                                    12,290,692   12,483,752
 Pension and other employee benefits          2,608,793    2,216,653
 Office expense                               1,776,266    1,170,224
 Occupancy                                    1,210,391    1,056,874
 Equipment, maintenance, & repair             1,359,900    1,021,853
 Amortization of purchased mortgage loan
 servicing                                      555,000      800,000
 Communications                                 534,657      443,326
   Travel & business development                602,607      566,311
 Other                                        2,879,065    3,120,529
                                            -----------  -----------
                                             23,817,371   22,879,522
                                            -----------  -----------
Income before income taxes                    7,964,875    6,985,394
Federal income taxes                          2,706,000    2,216,000
State income taxes                              765,000      580,000
                                            -----------  -----------
Net income                                  $ 4,493,875  $ 4,189,394
                                            ===========  ===========
Net income per share of Common Stock-Note 1       $0.78        $0.71
                                            ===========  ===========
Dividends per share of Common Stock         $      0.11  $      0.09
                                            ===========  ===========
Average shares of Common Stock outstanding    5,742,372    5,914,468
                                            ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements

IRWIN FINANCIAL CORPORATION                 March 31,    March 31,
CONSOLIDATED STATEMENT OF CASH FLOWS        1995         1994
                                            ------------------------
Net income                                 $ 4,493,875    $4,189,394
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization              1,625,710     1,537,063
  Provision for possible loan and lease
 losses                                        650,000       325,000
  Amortization of premiums, less accretion
     of discounts:
     Held-to-maturity                          (54,913)      (42,556)
     Available-for-sale                           9,251     (173,678)
Mortgage loan originations                (476,877,763) (858,714,372)
  Sales of mortgage loans                   456,714,383   948,621,706
  Gain on sale of mortgage servicing        (9,275,544)   (4,102,483)
  Other, net                                (7,476,938)   (5,356,259)
                                            ------------ ------------
Net cash provided (used) by operating
 activities                                (30,191,939)    86,283,815
Lending and investing activities:
  Proceeds from maturities/calls of
  investment securities:
     Held-to-maturity                         11,523,225    7,791,058
     Available-for-sale                        7,004,762   20,040,357
  Proceeds from sales of investment securities:
     Available-for-sale                                0    2,029,289
  Purchase of investment securities:
     Held-to maturity                        (3,000,000)  (5,876,165)
     Available-for-sale                      (5,254,542)  (3,815,720)
  Net decrease in interest-bearing
     deposits with financial institutions        995,631   13,559,367
  Net increase in loans                     (28,758,736)  (8,243,608)
  Net additions to premises and equipment    (1,514,032)  (1,103,619)
  Purchase of mortgage servicing             (3,850,035)  (5,911,201)
  Proceeds from sale of mortgage servicing    11,551,247    8,244,484
                                           ------------- ------------
Net cash provided (used) by lending and
 investing activities                       (11,302,480)   26,714,242
Financing activities:
  Net increase (decrease) in deposits        27,261,896  (15,985,273)
  Net increase (decrease) in short-term
  borrowings                                  3,733,225  (82,147,107)
  Proceeds (repayment) of long-term debt     (2,201,684)    2,142,397
  Purchase of treasury stock                   (474,248)            0
  Proceeds from sale of stock                   202,243       713,643
  Dividends paid                               (618,061)    (524,982)
                                            ------------  -----------
Net cash provided (used) by financing
 activities                                   27,903,371 (95,801,322)
                                            ------------  -----------
Net increase in cash and cash equivalents   (13,591,048)   17,196,735
  Cash and cash equivalents at beginning
  of year                                     50,840,452   76,110,552
                                            ------------  -----------
  Cash and cash equivalents at end of year  $37,249,404   $93,307,287
                                            ===========   ===========
Supplemental disclosures of cash flow
 information:
Cash paid during the period:
     Interest                               $ 4,493,671    $4,584,087
                                            ===========  ============
     Income taxes                           $   619,990   $   204,945
                                            ===========  ============

The accompanying notes are an integral part of the consolidated financial statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES
Consolidation:
Irwin Financial Corporation and its subsidiaries, principally Inland Mortgage Corporation, Irwin Union Bank and Trust Company, Irwin Union Investor Services, Inc., Affiliated Capital Corp., and Irwin Home Equity Corporation provide financial services to the domestic market. Significant accounting policies followed by Irwin Financial Corporation and its subsidiaries are consistent with those followed for annual financial reporting. The information herein furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.

Income per share:
Income per share computations are based on the weighted average number of shares outstanding during the quarter.

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including net unrealized losses on available-for-sale securities of $177,951 at March 31, 1995 and $465,103 at December 31, 1994, are summarized as follows:

                                            March 31,    December 31,
                                            1995         1994
                                            -----------  -----------
Held-to-Maturity
U.S. Treasury and Government obligations    $37,312,591  $41,826,087
  Obligations of states and political
  subdividions                                7,237,216    7,548,613
  Mortgage-backed securities                  7,338,748    9,982,166
  Corporate obligations                               0    1,000,000
                                            -----------   ----------
Total Held-to-Maturity                       51,888,555   60,356,866
                                            -----------  -----------
Available-for-Sale
  U.S. Treasury and Government obligations   15,240,237   13,833,515
  Mortgage-backed securities                          0    3,166,194
                                            -----------   ----------
Total Available-for-Sale                     15,240,237   16,999,709
                                            -----------   ----------
Total Investments                           $67,128,792  $77,356,575
                                            ===========  ===========

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses, net of the future tax impact, are reported as a separate component of shareholders' equity until realized.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are stated at the lower of cost or market as of the balance sheet date.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                           March 31,    December 31,
                                           1995         1994
                                           ------------ -------------
Commercial, financial and agricultural     $149,228,366 $136,082,836
Real estate-construction                     27,990,290   21,960,246
Real estate-mortgage                         50,465,260   47,422,827
Consumer                                     60,438,400   55,322,568
Direct finance leases                        58,852,892   58,348,603
Unearned income                            (10,395,196) (10,725,998)
                                           -------------------------

                                           $336,580,012 $308,411,082
                                           ============ ============

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                            March 31,    December 31,
                                            1995         1994
                                            ----------   -----------

Balance at beginning of year                $3,863,223   $3,293,402
Provision for possible loan and lease
 losses                                        650,000    1,727,000
Recoveries                                      75,876      408,821
Charge-offs                                   (665,682) (1,566,000)
                                            ----------  ------------
Balance at end of period                    $3,923,417   $3,863,223
                                            ==========   ==========

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                            March 31,    December 31,
                                            1995         1994
                                            -----------  -----------

Repurchase agreements and drafts payable related
  to mortgage loan closings                 $71,063,403  $75,943,986
Commercial Paper                             19,746,046   15,538,086
Federal funds                                 6,623,000      199,000
Other                                           281,848    2,300,000
                                            -----------    ---------
                                            $97,714,297  $93,981,072
                                            ===========  ===========

Repurchase agreements at March 31, 1995 and December 31, 1994 include $28,819,776 and $47,476,177, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $32,980,672 and $23,422,309 at March 31, 1995 and December 31,
1994, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to the banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest is payable monthly at variable rates ranging from 6.38% to the lenders' prime rate.


NOTE 7 -- LONG-TERM DEBT

Long-term debt at March 31, 1995 of $21,827,726 consists of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through April 30, 2000. Long-term debt as of December 31, 1994 was $24,029,410 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5,1996 to March 30, 2000.

                              PART I

                              Item 2

                 MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the first quarter ended March 31, 1995, was $4,493,875, up 7.3% from the first quarter 1994 net income of $4,189,394. Net income per share was $0.78 for the first quarter of 1995 as compared to $0.71 for the same period in 1994. Return on equity for the first quarter of 1995 was 22.35%, down from 23.82% in 1994.


Lines of Business

     Irwin Financial Corporation has seven subsidiaries, of which five constitute the principal lines of business of the Corporation:

- -Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
- -Community banking (Irwin Union Bank and Trust)
- -Investor services (includes Irwin Union Investor Services and the trust activities of Irwin Union Bank and Trust)
- -Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank and Trust)
- -Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)

In addition, the Corporation has two other less active lines of business:

- -Credit insurance (Irwin Union Credit Insurance Corporation)
- -Venture capital (White River Capital Corporation)

   In an effort to report more effectively on the Corporation's operations, the results of the activities of Irwin Union Bank which provide funding and invest in assets generated by other Irwin Financial companies have been included with the results of the other asset-generating companies. Results for 1994 have been restated to conform to the 1995 presentation.

 Listed below are the earnings by line of business for the three months ended March 31, 1995, as compared to the similar period in 1994:

                                        Three Months
                                      Ended  March 31,
                                          1995       1994
                                    ---------- ----------
Mortgage banking                    $4,647,097 $3,626,561
Community banking                      821,769    577,682
Investor services                      134,029   (25,827)
Equipment leasing                    (118,455)    205,591
Home equity lending                  (992,580)          0
Credit insurance                         3,354     14,914
Venture capital                              0          0
Parent (including consolidating
  entries)                             (1,339)  (209,527)
                                    ---------- ----------
                                    $4,493,875 $4,189,394
                                    ========== ==========

Mortgage Banking

Selected Financial Data (shown in thousands):

                                       Three months
                                      ended March 31,
                                      1995        1994
                                   -------     -------

 Selected Income Statement Data:

 Net interest revenue             $  2,516      $3,123
 Loan origination fees               3,933       7,254
 Secondary marketing gains/(losses)  (639)       1,405
 Loan servicing fees                 8,766       7,600
  Gain on sale of servicing          9,276       4,102
 Other income                        1,027         152
 Operating expense                  17,025      17,501
                                  --------    --------
 Income before tax                   7,854       6,135
 Income tax                          3,207       2,508
                                  --------    --------
  Net income                      $  4,647    $  3,627
                                  ========    ========

  Mortgage loan closings          $476,878     $858,714
                                  ========     ========

  Selected Operating Data:     March 31,    December 31,
                                    1995            1994
                               ---------   -------------
 Servicing portfolio          $8,637,390      $8,818,502
 Mortgage loans held for sale    142,147          67,373
 Net capitalized servicing        21,301          20,302


      Net income for the first quarter was $4,647,097, up 28.1% from the same period in 1994. Mortgage loan originations of $476.9 million declined 44.5% compared with the first quarter of 1994. A significant factor in this decline was the reduction in refinancing of mortgage loans. Refinanced loans originated in the first quarter of 1995 totaled $15.7 million, a decrease of $277.1 million or 94.6% compared with the amount of refinances originated during the same period in 1994.

      The flattening of the yield curve (a reduction in the difference between short- and long-term interest rates) and increased competition in the pricing of loans led to secondary marketing losses of $0.6 million during the first quarter of 1995 compared with marketing gains of $1.4 million a year earlier.

      During the first quarter of 1995, $483.9 million of mortgage servicing rights were sold, up from first quarter 1994 servicing sales of $378.0 million. The revenues generated by the servicing sale helped, in part, to offset expenses relating to Inland Mortgage's expansion of it production system. Inland opened new offices in Washington, Texas, Oklahoma, New Jersey, and California, in addition to adding the offices acquired from All Pacific Mortgage Company in January 1995.

      Due to the size of the servicing sale relative to the quarter's production, the servicing portfolio declined 2.0% during the quarter from December 31, 1994 to March 31, 1995. This decline was mitigated by a slow-down in the run-off rate of the portfolio from an annualized rate of 17.7% in the first quarter of 1994 to 6.0% in 1995. The portfolio totaled $8.6 billion as of March 31, 1995, compared to $8.8 billion at December 31, 1994 and $8.1 million at March 31, 1994. Revenue from servicing loans increased 15.3% over 1994 to $8.8 million.

       As a result of the decrease in mortgage loan closings from the same quarter in 1994, net interest income at Inland was down in the first quarter. Net interest income for the three months ended March 31, 1995 was $2.5 million, down 19.4% from the first quarter 1994.

      Operating expenses were down $0.5 million, or 2.7% from the first quarter of 1994. The major contributor to this was the salaries and benefits category which was down $0.7 million, or 6.2% from 1994. This decrease reflects the reduced loan origination activity in the first quarter of 1995.

Community Banking

Selected Financial Data (shown in thousands):

                                               Three months
                                              ended March 31,
                                             1995         1994
                                          --------  ----------
Selected Income Statement Data:


Net interest revenue                       $4,170       $3,355
Provision for loan and lease losses         (433)        (234)
Other income                                  817          810
Operating expense                           3,290        3,046
                                          -------      -------
Income before tax                           1,264          885
Income tax                                    442          307
                                          -------      -------
Net income                                 $  822       $  578
                                          =======      =======

                                        March 31,    December 31,
Selected Balance Sheet Data:                 1995         1994
                                        ---------    ---------
Cash and investments                     $ 96,157     $104,676
Loans and leases                          277,669      255,719
Allowance for loan and lease losses       (3,319)      (3,417)
All other assets                           13,036       13,046
                                        ---------    ---------
Total assets                             $383,543     $370,024
                                        =========    =========

Interest-bearing deposits                $277,998     $274,319
Noninterest-bearing deposits               59,639       66,283
All other liabilities                      19,600        3,738
                                        ---------     --------
Total liabilities                        $357,237     $344,340
                                        =========     ========
Shareholder's equity                     $ 26,306     $ 25,684
                                        =========     ========

     Community banking activities are conducted by Irwin Union Bank through locations in five counties in south-central Indiana. Net income was up $244.1 thousand from 1994, or 42.3%. For the first quarter, net interest income improved $815.6 thousand, or 24.3%, from 1994. The provision for loan and lease losses was $433.0 thousand, up $199.3 thousand from a year earlier. The increased net interest income and provision for loan and lease losses is reflective of a 21.5% increase on average in the loan and lease portfolio from the first quarter of 1994. The growth results from Irwin Union Bank's continued penetration of new markets in south-central Indiana.

     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months
 ended March 31,
                         1995                    1994
                  --------------------------------------------------------
(In thousands)    Average              Yield/   Average             Yield/
                  Balance   Interest   Rate     Balance   Interest  Rate
                  --------------------------------------------------------

Interest -
earning assets    $344,727   $ 7,257    8.54%  $306,329   $  5,409   7.16%
Interest - bearing
liabilities       $278,869   $ 2,964    4.31%  $251,640   $  1,949   3.14%
                            --------                      --------

Net interest income     -    $ 4,293    -          0      $  3,460      -

Net interest margin     -       -       5.05%      -          -      4.58%

     Other income in the first quarter was up modestly to $815.7 thousand from $809.7 in 1994. Other expenses increased 8.0% or $244.0 thousand from the first quarter of 1994. The increase was due to increased salaries and benefits associated with personnel costs for expanded operations.


Investor Services

      Earnings for investor services were $134,029 in the first quarter of 1995 compared to a net loss of $25,827 in the same period a year earlier. The improvement was largely the result of a 72.9% increase in CD placement fees over the first quarter of 1994, during which time placements were negatively affected by a sharp rise in short-term interest rates. CD placement fees totaled $558.1 thousand in the first quarter of 1995, compared to $322.7 thousand in 1994.

      Trust and advisory revenues increased 3.9% in the first quarter of 1995 to $672.1 thousand. The increase is consistent with the increase in trust client assets which totaled $301.4 million at March 31, 1995, up 2.4% from a year earlier.

    Since January 1, 1995, retail securities brokerage activities have been managed by and reported as a part of the community bank instead of investor services to align more effectively the management of this business unit with its primary geographic market. Reflecting this change, other expenses declined $215.4 thousand, or 16.9%, from 1994.

Equipment Leasing

      The equipment leasing business recorded a net loss of $118,455, compared to net income of $205,591 in the first quarter 1994, reflecting lower yields due to more intense price competition and increased funding costs. Net interest revenue was down $466.5 thousand, or 44.3% year-over-year. The decline was due to a parent company decision to fund equipment leases with short-term variable rate liabilities to offset a consolidated positive interest rate gap for the Corporation. Please see the section on interest rate sensitivity for further discussion.

      Lease volume of $6.3 million in the first quarter increased
3.4% from 1994.  Operating expenses were up 5.6% to $966.4 thousand.

Home Equity Lending
      The Corporation's home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity variable rate lines of credit in eleven states by means of direct mail and telemarketing.

      The home equity lending business recorded a $1.0 million pre-tax loss during its first quarter of operations. Total loan originations in the first quarter were $1.9 million. The first quarter's results were in line with management's expectations for this start-up business.


Parent Company (including Consolidating Entries)

      Parent Company net income for the first quarter of 1995 was a loss of $1,339 compared to a loss of $209,527 in 1994. The improvement is due to the income tax credits generated at the home equity lending business which are recorded on the parent's books, partially offset by increased stock appreciation rights expense resulting from an increase in the Corporation's stock price.

Consolidated Income Statement Analysis

   As previously discussed, 1994 net income computed in accordance with Generally Accepted Accounting Principles (GAAP) was $4,493,875 for the first quarter of 1995, compared to $4,189,394 in the first quarter of 1994. An alternative method of measuring the results of operations would be to add to reported GAAP earnings the income that would have been produced by the sale of mortgage loan servicing rights in an amount equal to the net addition or deduction to servicing rights during the quarter. This alternative measure is referred to as "economic earnings". As illustrated below, on a consolidated basis, using an assumed pre-tax value of 1.5% of the principal amount of servicing added or deducted in the quarter, the economic earnings during the first quarter 1995 were $2,612,942, down 47.6% from 1994.

For the Three Months Ended
March 31,                  1995          1994        Percent Change
                           ----------    ----------  --------------


Reported GAAP earnings     $4,493,875    $4,189,394      7.3%
Increase in estimated
  value of the off-balance
  sheet servicing rights  (1,880,933)       797,405   -335.9%
                           ----------    ----------  ---------
Total economic earnings    $2,612,942    $4,986,799    -47.6%
                           ==========    ==========

The decline in servicing value was due to the fact that the combination of servicing sales during the quarter and run-off more than offset additions from new originations. The decline in total economic earnings reflects the lower refinance volumes and reduced secondary marketing revenues experienced in the mortgage banking business in 1995.


   Net interest income for the first quarter of 1995 totaled $7.4 million, down 2.2% from the first quarter of 1994. The decline was due to a combination of a decline in mortgage loans held for sale in the mortgage banking business and increased pricing competition in the equipment leasing business. These declines were partially offset by higher net interest income in community banking resulting from additions to the loan and lease portfolio.

    The loan and lease loss provision was $650.0 thousand for the first quarter of 1995, as compared to $325.0 thousand for the same period in 1994. This increase reflects the growth in the community bank loans outstanding and additions to the lease loss reserve to account for recent charge-off experience for a lease product which was discontinued during the first quarter.

     Other income was up 10.7% in the first quarter of 1995 to $25.0 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage originations, servicing, and the sale of servicing were $21.3 million for the first quarter, up $1.0 million from the first quarter of 1994.

      Other expense also increased in 1994 as the first quarter was up $0.9 million or 4.1% from 1994. Costs associated with the start-up of the home equity lending business and the opening of new mortgage banking offices accounted for this increase.
   The effective income tax rate for the Corporation increased in 1995 to 43.6% from 40.0% in 1994. The 1995 rate reflects an adjustment made in the first quarter to increase income tax accruals. The Corporation's on-going effective income tax rate is expected to be closer to the 1994 rate.


Consolidated Balance Sheet Analysis

     Total assets of Irwin Financial Corporation at March 31, 1995, were $693,193,705, an increase of 5.1% from December 31, 1994 total assets of $659,670,500. The increase was attributed to an increase in mortgage loans held for sale of $20.2 million and an increase in the loan and lease portfolio of $28.2 million.

      The increase in assets was accompanied by an increase in deposits of $27.3 million or 6.2%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $124.9 million at March 31, 1995, up from $88.8 million at December 31, 1994.

     Shareholders' equity grew to $84,880,047, or $15.10 per share, a 4.7% increase over the $81,103,946, or $14.41 per share at the end of 1994. Irwin Financial's equity to assets ratio ended the quarter at 12.24%, compared to 12.29% at the end of 1994.

    The mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)               March 31,    Dec. 31,      Dec. 31,
                             1995         1994          1993
                             ------------ ------------  ----------

Servicing portfolio balance  $8,637,390   $8,818,502    $7,922,299
                             ----------   ----------    ----------
Value @1.5%                  $  129,561   $  132,278      $118,834
Less: purchased servicing        19,272       18,834        11,505
      excess servicing            1,447        1,467         1,794
                             ----------   ----------    ----------
      Tax liability at 40%       43,536       44,790        42,214
                             ----------   ----------    ----------

Net value                    $   65,305   $   67,187      $ 63,321
                             ==========   ==========      ========

Per share of common stock    $    11.62   $    11.93      $  10.90
                             ==========   ==========      ========


Credit Risk

     The assumption of credit risk is a key source of earnings for the community banking, home equity lending, and equipment leasing businesses. In addition, the mortgage banking business assumes some credit risk despite the fact that the mortgages are typically secured.

   The community banking and home equity lending businesses manage credit risk through the use of lending policies, credit analysis and approval procedures, and personal contact with the borrowers. Loans over a certain size are reviewed prior to approval by a Loan Committee. The equipment leasing business manages credit risk in a similar manner through the use of lending policies, credit analysis procedures, and personal contact with lessees.

     Management reviews various ratios as measurements of asset quality; however, the two most significant areas are delinquent loan and lease ratios and the adequacy of the allowance for possible loan and lease losses.

     The adequacy of the allowance for possible loan and lease losses is critical to the fair valuation of net loans and leases recorded on the Corporation's balance sheet. Management evaluates the creditworthiness of significant borrowers, past loan and lease loss experience, and current and anticipated economic conditions. The allowance for possible loan and lease losses is reduced by loans and leases which, in the opinion of management, are deemed to be uncollectible. The allowance is increased by provisions against income. The ending allowance at any reporting period reflects management's opinion of the possible future loss potential of all loans and leases currently recorded on the Corporation's books.

      As of March 31, 1995, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.17%, compared to 1.25% at December 31, 1994. For the three months ended March 31, 1995, the provision for possible loan and lease losses totaled
$650.0 thousand, twice the amount recorded in the first quarter of 1994. The higher 1995 provision was caused by growth in the loan and lease portfolio and additions to the lease loss reserve to account for recent charge-off experience for a lease product which was discontinued during the first quarter. Net charge-offs for the quarter were $589.8 thousand as compared to $217.5 thousand in 1994.

   The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets declined slightly from levels experienced in 1994. As of March 31, 1995, this ratio was 0.47% as compared to 0.50% at December 31, 1994. Although this ratio has declined from 1994, the Corporation continues to monitor the loans and property included in this total in evaluating the status of the current reserve.

Nonperforming Assets
(In Thousands)        March 31,    December 31,             December 31,
                      1995         1994                     1993
                      ---------    ------------             ------------

Accruing loans past due
90 days or more:
     Commercial          $  328       $  113                      $  800
     Leasing                  0            0                           0
     Real Estate              0            0                         141
     Consumer               158           93                          88
                         ------       ------                      ------
          Subtotal          486          206                       1,029
                         ------       ------                      ------

Nonaccrual loans:
     Commercial           1,357        1,523                       1,373
     Leasing                437          363                         242
     Real Estate            685          689                         848
     Consumer                 0            0                          39
                         ------       ------                      ------

          Subtotal        2,479        2,575                       2,502
                         ------       ------                       -----

Total nonperforming loans 2,965        2,781                       3,531
                         ------       ------                     -------

Other real estate owned     288          489                         623
                         ------       ------                     -------

Total nonperforming
 assets                  $3,253       $3,270                     $ 4,154
                         ======       ======                     =======


Nonperforming assets to
total assets              0.47%        0.50%                       0.47%
                        =======      =======                    ========

Liquidity

     Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities, sales of investment securities, or short-term borrowings. Seasonal fluctuations in deposit levels and loan demand require differing levels of liquidity at various times during the year. Liquidity measures are formally reviewed by management monthly, and they continue to show adequate liquidity in all areas of the organization.

Interest Rate Sensitivity

     Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is the major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of March 31, 1995.

                             Within         Three Months   After
                             Three Months   to One Year    One Year
                             -----------    -----------    --------

(In Thousands)

Interest-earning assets:
Interest-bearing deposits
with banks                       $  1,986      $  5,788     $ 3,395
Federal funds sold                      0             0           0
Taxable investment securities      10,478        12,920      36,493
Tax-exempt investment   securities     45         1,061       6,131
Mortgages held for sale           175,128             0           0
Loans, net of unearned income     136,576        34,596     165,408
                                 --------      --------    --------
Total interest-earning as         324,213        54,365     211,427
                                 --------      --------    --------

Interest-bearing liabilities:

Money Market checking              17,063             0      51,189
Money Market savings                3,417             0      10,252
Regular savings                    31,222         2,325      21,980
Time deposits                      77,224        32,364      37,438
Short-term borrowings              97,714             0           0
Long-term debt                      1,942         4,914      14,972
                                 --------      --------    --------
Total interest-bearing
  liabilities                     228,582        39,603     135,831
                                 --------      --------    --------


Interest sensitivity gap           95,631        14,762      75,596
                                 --------      --------    --------

Cumlative interest
sensitivity gap                  $ 95,631      $110,393    $185,989
                                 ========      ========    ========

As the above table shows, the consolidated one-year gap at March 31, 1995 was a positive $110.4 million. This compares to a positive gap of $116.6 million at December 31, 1994. The large positive gaps at March 31, 1994 and December 31, 1993 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive at March 31, 1994, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by declining rates. The consensus outlook of economists for interest rates does not place a high probability on declines. However, if rates do decline, we would expect the resulting declines in net interest revenue to be offset by increased mortgage loan production revenue. This has been our experience in previous years. Management is monitoring this exposure and will hedge the risk if the outlook for interest rates and mortgage activity changes so as to exacerbate the exposure.

In addition, the static one-year gap is not a reliable measure of actual changes in market interest rates. Consequently, management uses simulations of the behavior of net interest revenue to determine exposure and to develop hedging strategies.

Capital Adequacy

     Capital is a major focus of regulatory attention, with the riskbased capital standard being the principal capital adequacy measure. Based on this standard, financial institutions are currently required to have a risk-based capital ratio of at least 8.0%. In addition to the minimum requirements for the risk-based capital ratio, Tier I capital of at least 4.0% of total assets must be maintained. Equity and risk-based capital ratios for the Corporation are as follows:

                         March 31,      December 31,   December31,
                         1995           1994           1993
Equity to Assets            12.24%            12.29%         7.95%
Risk-Based Capital Ratio    17.62%            19.18%        15.68%
Tier I Capital Ratio        16.79%            18.31%        14.97%

The Corporation's capital ratios are adequate and above regulatory minimums.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: s/Thomas D. Washburn
                                  -----------------------
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: s/Marie C. Strack
                                  ------------------------
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

                                PART II

                                Item 6

(a)  Exhibits to Form 10-Q

Number Assigned                              Sequential
Numbering
In Regulation S-K                            System Page Number
Item 601            Description              of Exhibit

(2)                 No Exhibit

(4)                 No Exhibit

(11)                Computation of
                    Earnings per Share

(15)                No Exhibit

(18)                No Exhibit

(19)                No Exhibit

(20)                No Exhibit

(23)                No Exhibit

(24)                No Exhibit

(25)                No Exhibit

(28)                No Exhibit





(b)  Reports on Form 8-K

None