Form 10-Q
period 1995-06-30
IRWIN FINANCIAL CORPORATION
filed 1995-08-10
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          June 30, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
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

Yes        No

As of July 31, 1995, there were outstanding 5,651,867 common shares, no par value, of the Registrant.

XXX PAGE 1 XXX
Part I. Financial Information

Item I.  Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                           June 30,      December 31,
                                           1995          1994
                                           ------------  -------------
ASSETS
Cash and due from banks                    $ 41,378,573  $36,840,452
Federal funds sold                           10,000,000   14,000,000
                                           ------------  -------------
      Cash and cash equivalents              51,378,573   50,840,452
Interest-bearing deposits with financial
  institutions                                9,932,488   12,164,206
Investment securities (Market
  value: $64,675,736  in 1995 and
  $76,387,652 in 1994) - Note 2              63,878,851   77,356,575
Mortgage loans held for sale - Note 3       342,906,262  154,964,484
Loans and leases, net of unearned
  income - Note 4                           371,383,935  308,411,082
Less:  Allowance for possible loan and
  lease losses - Note 5                      (3,988,696)  (3,863,223)
                                          ------------- -------------
                                            367,395,239  304,547,859
Capitalized servicing, net of amortization   29,801,273   20,301,577
Accrued interest receivable                   3,636,240    3,117,400
Premises and equipment                       14,927,589   13,838,677
Other assets                                 30,790,024   22,539,270
                                           ------------- -------------
                                           $914,646,539 $659,670,500
                                          ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                     $205,473,792 $154,081,893
   Interest-bearing                         290,260,173  264,361,775
   Certificates of deposits over $100,000    48,000,429   21,474,306
                                           ------------- -------------
                                            543,734,394  439,917,974
Short-term borrowings - Note 6              243,125,087   93,981,072
Long-term debt - Note 7                      21,836,245   24,029,410
Other liabilities                            27,389,991   20,638,098
                                           ------------- -------------
     Total liabilities                      827,085,717  578,566,554
                                           ------------- -------------

Shareholders' equity
 Preferred stock, no par value--authorized
    50,000 shares; none issued                        0            0
 Common stock, no par value -- authorized
    7,500,000 shares; issued 5,850,520
    shares in 1995 and 1994; including
    210,268 shares in treasury in 1995
    and 220,732 in 1994.                     29,965,287   29,965,287
Unrealized loss on investment securities        (32,142)   (279,063)
 Retained earnings                           63,567,800   57,080,536
                                           ------------- ------------
                                             93,500,945   86,766,760
Less treasury stock, at cost                  5,940,123    5,662,814
                                           -------------  -----------
Total shareholders' equity                   87,560,822   81,103,946
                                           ------------- -------------
                                           $914,646,539 $659,670,500
                                           ============ ============

The accompanying notes are an integral part of the consolidated financial statements
XXXPAGE 2 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME           Three Months Ended
                                                  June 30,

                                            1995         1994
Interest income:                            -----------  -----------
Loans and Leases                            $ 8,545,331  $ 6,165,712
 Investment securities:
   Taxable                                    1,176,964    1,148,820
   Tax-exempt                                   114,818      122,363
 Loans held for sale                          3,906,066    4,273,447
 Federal funds sold                             549,651      404,320
                                            -----------  -----------
     Total interest income                   14,292,830   12,114,662
                                            -----------  -----------
Interest expense:
 Deposits                                     3,667,352    2,147,303
 Short-term borrowings                        1,881,741    1,499,743
 Long-term debt                                 377,081      320,245
                                            -----------  -----------
     Total interest expense                   5,926,174    3,967,291
                                            -----------  -----------
Net interest income                           8,366,656    8,147,371
Provision for possible loan and
lease losses                                    580,000      235,000
                                            -----------  -----------
Net interest income after provision for
possible loan and lease losses                7,786,656    7,912,371
                                            -----------  -----------
Other income:
 Mortgage loan and servicing right
  income - Note 1                            12,870,862    8,057,112
 Mortgage loan servicing fees                 8,617,483    7,863,978
 Gain on sale of mortgage servicing             898,150    4,403,247
 Brokerage fees and commissions                 873,395      455,105
 Trust and advisory fees                        563,816      526,354
 Service charges on deposit accounts            336,290      321,554
 Insurance commissions, fees and premiums       299,141      275,416
 Investment security gains                            0            0
 Other                                          736,228      543,077
                                            -----------  -----------
                                             25,195,365   22,445,843
                                            -----------  -----------
Other expense:
 Salaries                                    14,419,873   12,645,100
 Pension and other employee benefits          2,746,115    2,384,284
 Office expense                               1,092,235    1,151,115
 Occupancy                                    2,254,769    1,156,493
 Equipment, maintenance, & repair             1,144,961    1,092,663
 Amortization of purchased mortgage
   loan servicing                               847,261      659,131
 Communications                                 646,406      450,098
 Travel & business development                  758,844      656,724
 Other                                        3,339,112    3,302,432
                                            -----------  -----------
                                             27,249,576   23,498,040
                                            -----------  -----------
Income before income taxes                    5,732,445    6,860,174
Federal income taxes                          1,134,000    2,149,000
State income taxes                              346,000      540,000
                                            -----------  -----------
Net income                                  $ 4,252,445  $ 4,171,174
                                            ===========  ===========
Net income per share of Common
  Stock -Note 1                             $      0.74  $      0.70
                                            ===========  ===========
Dividends per share of Common Stock         $      0.11  $      0.09
                                            ===========  ===========
Average shares of Common Stock outstanding    5,726,929    5,933,498
                                            ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements

XXX PAGE 3 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME                Six Months Ended
                                                    June 30,
                                            1995         1994
Interest income:                            -----------  -----------
Loans and Leases                            $15,985,221  $11,913,680
 Investment securities:
   Taxable                                    2,401,630    2,362,792
   Tax-exempt                                   227,952      243,760
 Loans held for sale                          6,650,447    9,062,849
 Federal funds sold                           1,166,433      742,937
                                            -----------  -----------
     Total interest income                   26,431,683   24,326,018
                                            -----------  -----------
Interest expense:
 Deposits                                     6,619,070    4,177,745
 Short-term borrowings                        3,236,380    3,820,547
 Long-term debt                                 772,859      572,677
                                            -----------  -----------
     Total interest expense                  10,628,309    8,570,969
                                            -----------  -----------
Net interest income                          15,803,374   15,755,049
Provision for possible loan and
  lease losses                                1,230,000      560,000
                                            -----------  -----------
Net interest income after provision
  for possible loan and lease losses         14,573,374   15,195,049
                                            -----------  -----------
Other income:
 Mortgage loan and servicing right
   income - Note 1                           17,002,277   16,784,558
 Mortgage loan servicing fees                17,382,987   15,463,933
 Gain on sale of mortgage servicing          10,173,694    8,505,730
 Brokerage fees and commissions               1,535,156    1,009,376
 Trust and advisory fees                      1,139,090    1,103,026
 Service charges on deposit accounts            566,365      640,740
 Insurance commissions, fees and premiums       614,570      540,971
 Investment security gains                            0        9,374
 Other                                        1,776,754      970,373
                                            -----------  -----------
                                             50,190,893   45,028,081
                                            -----------  -----------
Other expense:
 Salaries                                    26,710,565   25,128,852
 Pension and other employee benefits          5,354,908    4,600,937
 Office expense                               2,868,501    2,321,339
 Occupancy                                    3,465,160    2,213,367
 Equipment, maintenance, & repair             2,504,861    2,114,516
 Amortization of purchased mortgage
   loan servicing                             1,540,268    1,575,770
 Communications                               1,181,063      893,424
 Travel & business development                1,361,451    1,223,035
 Other                                        6,080,170    6,306,322
                                            -----------  -----------
                                             51,066,947   46,377,562
                                            -----------  -----------
Income before income taxes                   13,697,320   13,845,568
Federal income taxes                          3,840,000    4,365,000
State income taxes                            1,111,000    1,120,000
                                            -----------  -----------
Net income                                  $ 8,746,320  $ 8,360,568
                                            ===========  ===========
Net income per share of Common
   Stock -Note 1                            $      1.53  $      1.41
                                            ===========  ===========
Dividends per share of Common Stock         $      0.22  $      0.18
                                            ===========  ===========
Average shares of Common Stock outstanding    5,717,533    5,933,872
                                            ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements


XXXPAGE 4 XXX

IRWIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS            Six Months Ended
                                            June 30, 1995  June 30, 1994
                                            ------------   -------------
Net income                                  $ 8,746,320    $  8,360,568
Adjustments to reconcile net income to
  cash provided by operating activities:
  Depreciation and amortization               3,421,924       2,910,242
  Provision for possible loan and
   lease losses                               1,230,000         560,000
  Amortization of premiums, less accretion
     of discounts:
     Held-to-maturity                          (140,131)       (132,645)
     Available-for-sale                          51,107        (226,500)
Mortgage loan originations               (1,308,209,298) (1,730,614,940)
  Sales of mortgage loan                  1,120,267,520   1,830,610,576
  Gain on sale of mortgage servicing        (10,173,694)     (8,505,730)
  Other, net                                 (2,253,215)     (9,438,812)
                                            ------------   -------------
Net cash provided (used) by operating
  activities                               (187,059,467)     93,522,759
Lending and investing activities:
  Proceeds from maturities/calls of
   investment securities:
     Held-to-maturity                         39,932,071     16,128,067
     Available-for-sale                        7,013,979     40,068,710
  Proceeds from sales of investment securities:
     Available-for-sale                                0      2,029,289
  Purchase of investment securities:
     Held-to maturity                       (28,000,378)    (32,080,394)
     Available-for-sale                      (5,378,924)     (8,585,405)
  Net decrease in interest-bearing
     deposits with financial institutions     2,231,718      21,732,665
  Net increase in loans                     (64,077,380)    (20,052,438)
  Net additions to premises and equipment    (2,488,133)     (2,130,506)
  Additions to capitalized mortgage
     servicing                              (16,657,777)    (11,525,515)
  Proceeds from sale of mortgage servicing   15,791,507      15,849,299
                                            -------------    ------------
Net cash provided (used) by lending and
investing activities                        (51,633,317)     21,433,772
Financing activities:
  Net increase (decrease) in deposits       103,816,420     (33,328,623)
  Net increase (decrease) in short-term
   borrowings                               140,144,015    (103,129,886)
  Proceeds (repayment) of long-term debt     (2,193,165)      2,619,090
  Purchase of treasury stock                 (2,034,598)       (975,600)
  Proceeds from sale of stock                   736,529         929,164
  Dividends paid                             (1,238,296)     (1,050,648)
                                            ------------    ------------
Net cash provided (used) by financing
  activities                                239,230,905    (134,936,503)
                                            ------------    ------------
Net increase in cash and cash equivalents       538,121     (19,979,972)
  Cash and cash equivalents at beginning
   of year                                   50,840,452      76,110,552
                                            ------------   ------------
  Cash and cash equivalents at end of year  $51,378,573     $56,130,580
                                            ===========    ============
Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                               $10,141,054      $8,443,907
                                            ===========    ============
     Income taxes                           $ 3,829,990    $  6,007,881
                                            ===========    ============

The accompanying notes are an integral part of the consolidated financial statements

XXX PAGE 5 XXX

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

MORTGAGE BANKING:

On May 12, 1995, The Financial Accounting Standards Board issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", an amendment to SFAS No. 65. The Corporation has elected to adopt this standard for its financial statement reporting for the second quarter of 1995. SFAS No. 122 prohibits retroactive application to 1994. Accordingly, the Corporation's 1994 and first quarter 1995 mortgage banking activities reported in the financial statements were accounted for under the original SFAS No. 65.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created during the second quarter of 1995, the Corporation used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Corporation incorporated assumptions that it is believed market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

XXX PAGE 6 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

In determining servicing value impairment at the end of the quarter, the post-implementation servicing portfolio was disaggregated into its predominant risk characteristics. The Corporation has determined those risk characteristics to be loan type and investor type. These segments of the portfolio were then valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required.

The effect of the change in accounting standards to second quarter 1995 results was an increase to net income of $3,500,000 over what would have been earned under SFAS No. 65.

RECLASSIFICATIONS:

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including net unrealized losses on available-for-sale securities of $53,569 at June 30, 1995 and $465,103 at December 31, 1994, are summarized as follows:

                                            June 30,     December 31,
                                            1995         1994
                                            -----------  ------------
Held-to-Maturity
  U.S. Treasury and Government obligations  $34,291,371  $41,826,087
  Obligations of states and political
   subdividions                               7,186,376    7,548,613
  Mortgage-backed securities                  7,087,559    9,982,166
  Corporate obligations                               0    1,000,000
                                            -----------  ------------
Total Held-to-Maturity                       48,565,306   60,356,866
                                            -----------  ------------
Available-for-Sale
  U.S. Treasury and Government obligations   15,313,545   13,833,515
  Mortgage-backed securities                          0    3,166,194
                                            -----------  -----------
Total Available-for-Sale                     15,313,545   16,999,709
                                            -----------  -----------
Total Investments                           $63,878,851  $77,356,575
                                            ===========  ===========

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses, net of the future tax impact, are reported as a separate component of shareholders' equity until realized.

XXX PAGE 7 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 3 - MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are stated at the lower of cost or market as of the balance sheet date.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                           June 30,     December 31,
                                           1995         1994
                                           ------------ -------------
Commercial, financial and agricultural     $170,408,517 $136,082,836
Real estate-construction                     31,766,523   21,960,246
Real estate-mortgage                         55,766,238   47,422,827
Consumer                                     64,526,470   55,322,568
Direct finance leases                        59,374,849   58,348,603
Unearned income                             (10,458,662)  10,725,998)
                                           -------------  -------------

                                           $371,383,935 $308,411,082
                                           ============ ============

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                            June 30,     December 31,
                                            1995         1994
                                            ----------   -----------

Balance at beginning of year                $3,863,223   $3,293,402
Provision for possible loan and lease losses 1,230,000    1,727,000
Recoveries                                     158,785      408,821
Charge-offs                                 (1,263,312)  (1,566,000)
                                            ----------   -----------
Balance at end of period                    $3,988,696   $3,863,223
                                            ==========   ==========

XXX PAGE 8 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                            June 30,     December 31,
                                            1995         1994
                                            -----------  -----------

Repurchase agreements and drafts payable
  related to mortgage loan closings        $193,403,803  $75,943,986
Commercial Paper                             17,330,983   15,538,086
Federal funds                                20,100,000      199,000
Other                                         3,290,301    2,300,000
                                            -----------  -----------
                                           $234,125,087  $93,981,072
                                            ===========  ===========

Repurchase agreements at June 30, 1995 and December 31, 1994 include $119,437,217 and $47,476,177, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $64,113,521 and $23,422,309 at June 30, 1995 and December 31, 1994,
respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to the banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest is payable monthly at variable rates ranging from 6.38% to the lenders' prime rate.


NOTE 7 -- LONG-TERM DEBT

Long-term debt at June 30, 1995 of $21,836,245 consists of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through August 30, 2000. Long-term debt as of December 31, 1994 was $24,029,410 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5,1996 to March 30, 2000.

XXX PAGE 9 XXX

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the second quarter ended June 30, 1995, was $4,252,445, up 1.9% from the second quarter 1994 net income of $4,171,174. Net income per share was $0.74 for the second quarter of 1995 as compared to $0.70 for the same period in 1994. Return on equity for the second quarter of 1995 was 19.69%, down from 21.80% in 1994.

     For the year to date, the Corporation recorded net income of $8,746,320, up 4.6% from 1994. Net income per share was $1.53, up from $1.41 a year earlier. Return on equity for the year to date was 21.01% as compared to 22.76% for the same period in 1994.

LINES OF BUSINESS

     Irwin Financial Corporation has seven subsidiaries, of which five constitute the principal lines of business of the Corporation:

-Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
-Community banking (Irwin Union Bank and Trust)
-Investor services (includes Irwin Union Investor Services and the trust activities of Irwin Union Bank and Trust)
-Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank and Trust)
-Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)

In addition, the Corporation has two other less active lines of business:

-Credit insurance (Irwin Union Credit Insurance Corporation)
-Venture capital (White River Capital Corporation)

     In an effort to report more effectively on the Corporation's operations, the results of the activities of Irwin Union Bank which provide funding and invest in assets generated by other Irwin Financial companies have been included with the results of the other asset-generating companies. Results for 1994 have been restated to conform to the 1995 presentation.

XXX PAGE 10 XXX

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the similar periods in 1994:

                                   Three Months
                                  Ended  June 30,
                              1995       1994
                              ---------- ----------
Mortgage banking              $3,920,282 $3,447,114
Community banking                731,155    751,051
Investor services                110,443    (22,670)
Equipment leasing                (33,389)   347,092
Home equity lending           (1,529,039)         0
Credit insurance                    (415)    11,685
Venture capital                        0          0
Parent (including consolidating
  entries)                     1,053,408   (327,098)
                              ---------- ----------
                              $4,252,445 $4,171,174
                              ========== ==========

                                    Six Months
                                  Ended  June 30,
                              1995       1994
                              ---------- ----------
Mortgage banking              $8,567,379 $7,073,675
Community banking              1,552,924  1,292,733
Investor services                244,472    (48,497)
Equipment leasing               (151,844)   552,683
Home equity lending           (2,521,619)         0
Credit insurance                   2,939     26,599
Venture capital                        0          0
Parent (including consolidating
  entries)                     1,052,069   (536,625)
                              ---------- ----------
                              $8,746,320 $8,360,568
                              ========== ==========

MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                     Three Months
                                     Ended June 30,
                                   1995      1994
                                   -------   -------
 Selected Income Statement Data:

 Net interest revenue          $  3,217     $  3,332
 Mortgage loan origination and
  servicing righ income          12,825        7,974
 Loan servicing fees              8,618        7,864
 Gain on sale of servicing          898        4,403
 Other income                       120          137
 Operating expense              (19,040)     (17,878)
                               --------     --------
 Income before tax                6,638        5,832
 Income tax                      (2,718)      (2,385)
                               --------     --------
 Net income                    $  3,920     $  3,447
                               ========     ========

 Mortgage loan originations    $831,332     $871,901
                               ========     ========

                                     Six Months
                                   Ended June 30,
                                   1995      1994
                                   -------   -------
 Selected Income Statement Data:

 Net interest revenue          $  5,734     $  6,456
 Mortgage loan origination and
  servicing right income         16,916       16,633
 Loan servicing fees             17,383       15,464
 Gain on sale of servicing       10,174        8,506
 Other income                       350          289
 Operating expense              (36,065)     (35,381)
                             ----------   -----------
 Income before tax               14,492       11,967
 Income tax                      (5,925)      (4.893)
                             -----------  -----------
 Net income                  $    8,567   $    7,074
                             ==========   ===========

 Mortgage loan originations  $1,308,209   $1,730,615
                             ==========   ===========

XXX PAGE 11 XXX

  SELECTED OPERATING DATA:      June 30,     December 31,
                               1995         1994
                               ----------   -----------

 Servicing portfolio           $9,123,694   $8,818,502
 Mortgage loans held for sale     278,793       67,373
 Net capitalized servicing         29,801       20,302

Net income for the second quarter was $3,920,282, up 13.7% from the same period in 1994. Year to date, net income is $8,567,379, compared to $7,073,675 in 1994.

      The Generally Accepted Accounting Principle (GAAP) which covers accounting for mortgage servicing rights -- Statement of Financial Accounting Standards No. 65 (SFAS 65) -- was amended by the Financial Accounting Standards Board during the second quarter of 1995. The new standard, SFAS 122, has been adopted by the Corporation for results beginning April 1, 1995.

      SFAS 65 treated Originated Mortgage Servicing Rights (OMSRs) created through the Corporation's retail network differently from Purchased Mortgage Servicing Rights (PMSRs) originated through the Corporation's wholesale network. Under SFAS 65, expenses arising from OMSRs were recognized immediately, whereas certain costs relating to PMSRs were capitalized and then amortized as the revenue from the servicing rights was recognized. SFAS 122 eliminates the distinction between OMSRs and PMSRs. SFAS 122 requires the recognition of all Mortgage Servicing Rights (MSRs) originated or purchased by the Corporation as assets based on their fair market value at the time of their origination. The MSR asset will be amortized over the life of the servicing right.

      SFAS 122 prohibits the restatement of results for prior periods to reflect the new accounting. Accordingly, the Corporation's 1994 mortgage banking activities reported in the financial statements were accounted for under the original FAS 65. A summary of the impact of the change in the accounting standards to mortgage banking net income in the second quarter of 1995 is as follows (in thousands):

     Increase in gain from sales of loans    $6,229
     Increase in amortization of mortgage
          servicing rights                     (140)
     Increase in provision for impairment of
         mortgage servicing rights             (210)
     Increase in income tax expense          (2,352)
                                             -------
     Increase to net income                  $3,527
                                             =======

      Mortgage loan originations of $831.3 million (including $53.7 million of brokered loans) were 4.7% below the second quarter of 1994. For the year, originations totaled $1.3 billion, down 24.4% from 1994. Refinances accounted for 5.6% of loan production in the second quarter of 1995 and 4.8% year to date. This compares to 11.4% and 22.8%, respectively, in 1994. Mortgage loan and servicing right origination income, excluding the effect of SFAS 122, was down 14.7% in the

XXXX PAGE 12 XXXX
second quarter to $6.8 million, and year to date was down 34.5% to $10.9 million. However, mortgage loan applications in process totaled $1.0 billion at June 30, 1995, compared to $723.3 million a year earlier.

      Mortgage servicing fees increased 9.6% in the first quarter and 12.4% year to date to $8.6 million and $17.4 million, respectively. The increase is reflective of growth in the servicing portfolio which totaled $9.1 billion at June 30, 1994, up 10.0% from a year earlier and 3.6% from December 31, 1994. Capitalized on-balance sheet mortgage servicing rights totaled $29.8 million at June 30, 1995, up 46.8% from December 31, 1994, reflecting in large part the adoption of SFAS 122 during the second quarter of 1995.

      Revenues from the sale of mortgage servicing were down 79.6% from the second quarter of 1994 to $898.1 thousand. Year to date servicing sale revenues totaled $10.2 million, up 19.6% from $8.5 million in 1994.

       As a result of the decrease in mortgage loan closings from 1994, net interest income was down in the second quarter and year to date. Net interest income for the three months ended June 30, 1995 was $3.2 million, down 3.4% from the second quarter 1994. Year to date, net interest income totaled $5.7 million, compared to $6.5 million in 1994.

      Operating expenses were up $1.2 million, or 6.5% from the second quarter of 1994 and $0.7 million or 1.9% year to date. The increase is related to Inland Mortgage's expansion of its production system. Inland opened new offices in Washington, Texas, Oklahoma, New Jersey, Louisiana, Nevada and California, in addition to adding the offices acquired from All Pacific Mortgage Company in January, 1995.


XXX PAGE 13 XXX

COMMUNITY BANKING

Selected Financial Data (shown in thousands):

                                                 Three Months
                                                 Ended June 30,
                                               1995          1994
                                            --------     --------
Selected Income Statement Data:

Net interest revenue                           $4,309       $3,718
Provision for loan and lease losses              (400)        (194)
Other income                                      939          784
Operating expense                              (3,779)      (3,280)
                                               -------      -------
Income before tax                               1,069        1,028
Income tax                                       (338)        (313)
                                               -------      -------
Net income                                     $  731       $  715
                                               =======      =======

                                               Six Months
                                             Ended June 30,
                                            1995          1994
                                         --------     --------
Selected Income Statement Data:

Net interest revenue                      $8,480       $7,073
Provision for loan and lease losses         (833)        (427)
Other income                               1,755        1,594
Operating expense                         (7.069)      (6,326)
                                          -------      -------
Income before tax                          2,333        1,914
Income tax                                  (780)        (621)
                                          -------      -------
Net income                                $1,553       $1,293
                                          =======      =======

                                  June 30,     December 31,
Selected Balance Sheet Data:      1995         1994
                                  ---------    ---------
Cash and investments              $125,261     $104,676
Loans and leases                   264,222      255,719
Allowance for loan and lease
  losses                            (3,285)      (3,417)
All other assets                    13,537       13,046
                                  ---------    ---------
Total assets                      $419,735     $370,024
                                  =========    =========

Interest-bearing deposits         $301,089     $274,319
Noninterest-bearing deposits        68,623       66,283
All other liabilities               22,923        3,738
                                  ---------    --------
Total liabilities                 $392,635     $344,340
                                  =========    ========
Shareholder's equity              $ 27,100     $ 25,684
                                  =========    ========

     Community banking activities are conducted by Irwin Union Bank through locations in five counties in south-central Indiana. Net income was up modestly in the second quarter to $731.2 thousand from $715.1 thousand. Year to date, net income improved $260.2 thousand from 1994, or 20.1%. The provision for loan and lease losses increased 106.2% to $400.0 thousand in the second quarter compared with a provision of $194.0 thousand a year earlier. Year to date, the provision for loan and lease losses totaled $833.0 thousand, compared to $427.0 thousand in 1994. This increased provision reflects growth in the loan and lease portfolios which have increased 23.7% year-over-year and net charge-offs of $425.9 thousand during the second quarter of 1995.

XXX PAGE 14 XXX

     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

                              For the Three Months ended June 30,
                                1995                         1994
------------------------------------------------------------------------------
(In thousands)      Average   Interest Yield/Rate  Average Interest Yield/Rate
                    Balance                        Balance
                    -------   -------  ---------   -------  ------- ---------
Interest -
earning assets      $367,160  $ 7,983    8.72%     $312,546  $5,788    7.43%
Interest -
bearing liabilitie  $309,442  $ 3,614    4.68%     $258,632 $ 2,093    3.24%
                              --------                      --------

Net interest income       -   $ 4,369       -            -   $3,695       -

Net interest margin       -         -    4.77%           -             4.75%

                            For the Six Months ended June 30,
                                1995                         1994
                  ---------------------------  ----------------------------
(In thousands)      Average   Interest Yield/Rate  Average Interest Yield/Rate
                    Balance                        Balance
                    -------   -------  ---------   -------  -------  ---------
Interest -
earning assets      $358,442  $15,304  8.61%       $308,270  $11,095   7.26%
Interest -
bearing liabilities $303,037  $ 6,578  4.38%       $257,487  $ 4,053   3.17%
                              --------                        --------

Net interest income      -    $ 8,726    -               -    $7,042      -

Net interest margin      -          -  4.91%             -        -    4.61%

     Other income in the second quarter was up 19.8% to $939.2 thousand from $783.8 thousand in 1994. For the year to date, other income increased 10.1% to $1.8 million. Other expenses increased 15.2% or $499.3 thousand from the second quarter of 1994 to $3.8 million. For the year, these expenses were up $743.2 thousand to $7.1 million. The increase was due to a combination of increased salaries and benefits associated with expanded operations and a change in the management and reporting of retail securities brokerage activities. Since January 1, 1995, retail securities brokerage activities have been managed by and reported as a part of the community bank instead of investor services to align more effectively the management of this business unit with its primary geographic unit.


INVESTOR SERVICES

      Earnings for investor services were $110.0 thousand in the second quarter of 1995 compared to a net loss of $22.7 thousand in the same period a year earlier. For the year, earnings have totaled
$244.5 thousand, up from a $48.5 thousand loss in 1994.

XXX PAGE 15 XXX

The improvement was largely the result of an increase in CD placement fees over 1994, during which time placements were negatively affected by a sharp rise in short-term interest rates. CD placement fees totaled $659.4 thousand in the second quarter of 1995, compared to $253.6 thousand in 1994. For the year, they are up 111.3% to $1.2 million.

      Trust revenues increased 2.5% and 1.2% in the second quarter and year to date, respectively. Trust revenues totaled $588.3 thousand in the second quarter and $1.2 million year to date. The increase is consistent with the increase in trust client assets which totaled $317.3 million at June 30, 1995, up 5.3% from a year earlier.

      Reflecting the change in retail securities brokerage management and reporting noted above, investor services' other expenses declined 6.0% for the year to $2.3 million. However, for the quarter, they increased $70.2 thousand to $1.2 million.

EQUIPMENT LEASING

      The equipment leasing business recorded net losses for the quarter and for the year of $33.4 thousand and $151.8 thousand, respectively. This compares to net income of $347.1 thousand and $552.7 thousand in the second quarter and year to date 1994, respectively. The decline reflects lower yields due to more intense price competition and increased funding costs. Management is implementing a modified strategy to address the increased competition.
Net interest revenue was down 40.8% for the quarter and 42.6% for the year. The decline was due to a parent company decision to fund equipment leases with short-term, variable rate liabilities to offset a consolidated positive interest rate gap for the Corporation. Management is developing a method of internal hedging. The objective will be to eliminate the need for the equipment leasing line of business to assume interest rate risk. Please see the section on interest rate sensitivity for further discussion.

      Lease volume of $6.2 million in the second quarter was flat with volume in the second quarter of 1994. Year to date, volume totaled $12.6 million, up 1.6% from a year earlier. Other expenses were up 13.2% for the quarter to $1.0 million. For the year, they increased 9.4% to $2.0 million.

HOME EQUITY LENDING

      The Corporation's home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity variable rate lines of credit in 13 states by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax losses of $1.5 million during its second quarter of operations and $2.5 million year to date. Total loan originations for the year were $22.6 million. Results were in line with management's expectations for this start-up business.

PARENT COMPANY (INCLUDING CONSOLIDATING ENTRIES)

      Parent Company net income for the second quarter of 1995 was $1,053,408 compared to a loss of $327,098 in 1994. Year to date, net income of $1,052,069 was

XXX PAGE 16 XXX

recorded, compared to a loss of $536,625 a year earlier. The improvement is due to the income tax credits generated at the home equity lending business which are recorded on the parent's books, combined with a tax benefit recorded by the parent resulting from stock options exercised during the second quarter. The exercise of these options resulted in a deduction for income tax purposes, although an expense is not recorded on the books of the Corporation. Approximately $680.0 thousand of income was recorded by the parent for this tax benefit.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the second quarter of 1995 totaled $8.4 million, up 2.7% from the second quarter of 1994. For the year, it increased 0.3% to $15.8 million. The effect of increases in the community banking and home equity loan and lease portfolios were partially offset by a combination of a decline in mortgage loan originations in the mortgage banking business and increased pricing competition in the equipment leasing business.

     The loan and lease loss provision was $580.0 thousand for the second quarter of 1995, as compared to $235.0 thousand for the same period in 1994. For the year, it totaled $1.2 million, up from $560.0 thousand a year earlier. This increase reflects the growth in the home equity and community bank loans outstanding.

     Other income was up 12.2% in the second quarter of 1995 to $25.2 million. Year to date other income increased 11.5% to $50.2 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage loan and servicing originations, servicing, and the sale of servicing were $22.4 million for the second quarter, up $2.1 million from the second quarter of 1994. For the year, they totaled $44.6 million, an increase of $3.8 million over 1994.

      Other expense also increased in 1995 as the second quarter was up $3.8 million or 16.0% from 1994. For the year, other expense increased $4.7 million or 10.1% Costs associated with the start-up of the home equity lending business and the opening of new mortgage banking offices accounted for this increase.

     The effective income tax rate for the Corporation decreased significantly in 1995 as a result of stock options exercised in the second quarter. The tax benefit of $680.0 thousand recorded by the Corporation lowered its effective tax rate to 25.8% in the second quarter of 1995 from 39.2% in 1994. The year to date effective tax rate was 36.1%, down from 39.6% a year earlier. The Corporation's effective income tax rate in future quarters is expected to be closer to the 1994 rate.


CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of Irwin Financial Corporation at June 30, 1995, were $914,646,539, an increase of 38.7% from December 31, 1994 total assets of $659,670,500. The increase was attributed to an increase in mortgage loans held for sale of $187.9 million and an increase in the loan and lease portfolio of $63.0 million.

XXX PAGE 17 XXX

      The increase in assets was accompanied by an increase in deposits of $103.8 million or 23.6%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $149.2 million at June 30, 1995, up from $88.8 million at December 31, 1994.

     Shareholders' equity grew to $87,560,822, or $15.52 per share, a 8.0% increase over the $81,103,946, or $14.41 per share at the end of 1994. Irwin Financial's equity to assets ratio ended the quarter at 9.57%, compared to 12.29% at the end of 1994.

     The mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)                 June 30,1995 Dec. 31,1994  Dec. 31, 1993
                               ------------ ------------  -------------
Servicing portfolio balance      $9,133,694    $8,818,502    $7,922,299
                                 ----------    ----------    ----------

Value @1.5%                      $  137,005    $  132,278    $  118,834
                                 ----------    ----------    ----------
Less: capitalized servicing          29,801        18,834        11,505
      Tax liability at 40%           42,882        44,790        42,214
                                 ----------    ----------    ----------

Net value                        $   64,322    $   67,187    $   63,321
                                  ==========   ==========    ==========

Per share of common stock        $    11.40    $    11.93    $    10.90
                                  ==========   ==========    ==========



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

XXX PAGE 18 XXX

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

      As of June 30, 1995, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.07%, compared to 1.25% at December 31, 1994. For the three months ended June 30, 1995, the provision for possible loan and lease losses totaled $580.0 thousand, a 146.9% increase over the amount recorded in the first quarter of 1994. Year to date, the provision totaled $1.2 million, up from $560.0 thousand a year earlier. The higher 1995 provision was caused by growth in the loan and lease portfolio and increased charge-offs. Net charge-offs for the quarter were $514.7 thousand as compared to $67.2 thousand in 1994. Year to date net charge-offs totaled $1.1 million, up from $0.3 million a year earlier.

     The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets declined from levels experienced in 1994. As of June 30, 1995, this ratio was 0.30% as compared to 0.50% at December 31, 1994. Although this ratio has declined from 1994, the Corporation continues to monitor the loans and property included in this total in evaluating the status of the current reserve.

Nonperforming Assets
(In Thousands)        June 30,     March 31,   December 31, December 31,
                      1995         1995        1994         1993
                      --------     ---------   ------------ ------------

Accruing loans past due
90 days or more:
     Commercial       $  263       $  328      $  113       $  800
     Leasing               0            0           0            0
     Real Estate           0            0           0          141
     Consumer            254          158          93           88
                      ------       ------      ------       -------
          Subtotal       517          486         206        1,029
                      ------       ------      ------       -------

Nonaccrual loans:
     Commercial          892        1,357       1,523         1,373
     Leasing             320          437         363           242
     Real Estate         613          685         689           848
     Consumer              0            0           0            39
                      ------       ------      ------       -------
          Subtotal     1,825        2,479       2,575         2,502
                      ------       ------      ------       -------
Total nonperforming
  loans                2,342        2,965       2,781         3,531
                      ------       ------      ------       -------

Other real estate
  owned                  382          288         489           623
                      ------       ------      ------       -------

Total nonperforming
  assets              $2,724       $3,253      $3,270       $ 4,154
                      ======       ======      ======       =======


Nonperforming assets to
total assets            0.30%        0.47%       0.50%         0.47%
                      =======      =======     =======      ========

XXX PAGE 19 XXX

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

INTEREST RATE SENSITIVITY

      Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is the major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of June 30, 1995.

                                 Within         Three Months   After
                                 Three Months   to One Year    One Year
                                 -----------    -----------    ---------
(In Thousands)
Interest-earning assets:
Interest-bearing deposits
  with banks                        $  3,841       $  4,995       $  1,096
Federal funds sold                    10,000              0              0
Taxable investment securities         11,561         13,026         32,105
Tax-exempt investment securities         295            761          6,130
Mortgages held for sale              342,906              0              0
Loans, net of unearned income        136,576         36,690        155,417
                                    --------       --------       --------
Total interest-earning assets        179,277         55,472        194,748
                                    --------       --------       --------

Interest-bearing liabilities:

Money Market checking                 17,135              0         51,404
Money Market savings                  15,247              0          9,742
Regular savings                       36,648          2,226         21,049
Time deposits                         93,652         42,493         48,664
Short-term borrowings                233,640            485              0
Long-term debt                         1,928          5,146         14,762
                                    --------       --------       --------
Total interest-bearing
  liabilities                        398,250         50,350        145,621
                                    --------       --------       --------


Interest sensitivity gap             149,630          5,122         49,127
                                    --------       --------       --------

Cumlative interest sensitivity
  gap                               $149,630       $154,752       $203,879
                                    ========       ========       ========

XXX PAGE 20 XXX

As the above table shows, the consolidated one-year gap at June 30, 1995 was a positive $154.8 million. This compares to a positive gap of $116.6 million at December 31, 1994. The large positive gaps at June 30, 1995 and December 31, 1994 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive at June 30, 1995, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by declining rates. However, if rates do decline, we would expect the resulting declines in net interest revenue to be offset by increased mortgage loan production revenue. This has been our experience in previous years. Management is monitoring this exposure and will hedge the risk if the outlook for interest rates and mortgage activity changes so as to exacerbate the exposure.

In addition, the static one-year gap is not a reliable measure of actual changes in market interest rates. Consequently, management uses simulations of the behavior of net interest revenue to determine exposure and to develop hedging strategies.

CAPITAL ADEQUACY

     Capital is a major focus of regulatory attention, with the risk-based capital standard being the principal capital adequacy measure. Based on this standard, financial institutions are currently required to have a risk-based capital ratio of at least 8.0%. In addition to the minimum requirements for the risk-based capital ratio, Tier I capital of at least 4.0% of total assets must be maintained. Equity and risk-based capital ratios for the Corporation are as follows:

                           June 30,       December 31,   December31,
                           1995           1994           1993
                           -----          -----------    -----------

Equity to Assets            9.57%         12.29%         7.95%
Risk-Based Capital Ratio   14.49%         19.18%        15.68%
Tier I Capital Ratio       13.81%         18.31%        14.97%

The Corporation's capital ratios are adequate and above regulatory minimums.

XXX PAGE 21 XXX
SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: s/Thomas D. Washburn
                                  ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: s/Marie C. Strack
                                  _________________________
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

XXX PAGE 22 XXX

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