Form 10-Q/A
period 1995-06-30
IRWIN FINANCIAL CORPORATION
filed 1995-08-16
CIK 52617

IRWIN FINANCIAL CORPORATION AMENDS ITS 10Q FILED FOR THE QUARTER ENDING JUNE 30, 1995. THE AMENDED ENTRIES ARE FLAGGED WITH AN * AND AN
EXPLANATION FOLLOWS AT THE BOTTOM OF THE PAGE.

XXX PAGE 1 XXX
Part I. Financial Information

Item I.  Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                           June 30,      December 31,
                                           1995          1994
                                           ------------  -------------
ASSETS
Cash and due from banks                    $ 41,378,573  $ 36,840,452
Federal funds sold                           10,000,000    14,000,000
                                           ------------  -------------
      Cash and cash equivalents              51,378,573    50,840,452
Interest-bearing deposits with financial
  institutions                                9,932,488    12,164,206
Investment securities (Market
  value: $64,675,736  in 1995 and
  $76,387,652 in 1994) - Note 2              63,878,851    77,356,575
Mortgage loans held for sale - Note 3       342,906,262   154,964,484
Loans and leases, net of unearned
  income - Note 4                           371,383,935   308,411,082
Less:  Allowance for possible loan and
  lease losses - Note 5                      (3,988,696)   (3,863,223)
                                           ------------- -------------
                                            367,395,239   304,547,859
Capitalized servicing, net of amortization   29,801,273    20,301,577
Accrued interest receivable                   3,636,240     3,117,400
Premises and equipment                       14,927,589    13,838,677
Other assets                                 30,790,024    22,539,270
                                           ------------- -------------
                                           $914,646,539  $659,670,500
                                          ============= =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                     $205,473,792  $154,081,893
   Interest-bearing                         290,260,173   264,361,775
   Certificates of deposits over $100,000    48,000,429    21,474,306
                                           ------------- ------------
                                            543,734,394   439,917,974
Short-term borrowings - Note 6              234,125,087*   93,981,072
Long-term debt - Note 7                      21,836,245    24,029,410
Other liabilities                            27,389,991    20,638,098
                                           ------------- -------------
     Total liabilities                      827,085,717   578,566,554
                                           ------------- ------------

Shareholders' equity
 Preferred stock, no par value--authorized
    50,000 shares; none issued                        0             0
 Common stock, no par value -- authorized
    7,500,000 shares; issued 5,850,520
    shares in 1995 and 1994; including
    210,268 shares in treasury in 1995
    and 220,732 in 1994.                     29,965,287    29,965,287
Unrealized loss on investment securities        (32,142)     (279,063)
 Retained earnings                           63,567,800    57,080,536
                                           -------------   ----------
                                             93,500,945    86,766,760
Less treasury stock, at cost                  5,940,123     5,662,814
                                           -------------  -----------
Total shareholders' equity                   87,560,822    81,103,946
                                           ------------- ------------
                                           $914,646,539  $659,670,500
                                           ============  ============

The accompanying notes are an integral part of the consolidated financial statements

Note:  * Number was transposed

XXX PAGE 10 XXX

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the similar periods in 1994:

                                   Three Months
                                  Ended  June 30,
                              1995       1994
                              ---------- ----------
Mortgage banking              $3,920,282 $3,447,114
Community banking                731,155    715,051*
Investor services                110,443    (22,670)
Equipment leasing                (33,389)   347,092
Home equity lending           (1,529,039)         0
Credit insurance                    (415)    11,685
Venture capital                        0          0
Parent (including consolidating
  entries)                     1,053,408   (327,098)
                              ---------- ----------
                              $4,252,445 $4,171,174
                              ========== ==========

                                    Six Months
                                  Ended  June 30,
                              1995       1994
                              ---------- ----------
Mortgage banking              $8,567,379 $7,073,675
Community banking              1,552,924  1,292,733
Investor services                244,472    (48,497)
Equipment leasing               (151,844)   552,683
Home equity lending           (2,521,619)         0
Credit insurance                   2,939     26,599
Venture capital                        0          0
Parent (including consolidating
  entries)                     1,052,069   (536,625)
                              ---------- ----------
                              $8,746,320 $8,360,568
                              ========== ==========

MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                     Three Months
                                     Ended June 30,
                                   1995      1994
                                   -------   -------
 Selected Income Statement Data:

 Net interest revenue          $  3,217     $  3,332
 Mortgage loan origination and
  servicing righ income          12,825        7,974
 Loan servicing fees              8,618        7,864
 Gain on sale of servicing          898        4,403
 Other income                       120          137
 Operating expense              (19,040)     (17,878)
                               --------     --------
 Income before tax                6,638        5,832
 Income tax                      (2,718)      (2,385)
                               --------     --------
 Net income                    $  3,920     $  3,447
                               ========     ========

 Mortgage loan originations    $831,332     $871,901
                               ========     ========

                                     Six Months
                                   Ended June 30,
                                   1995      1994
                                   -------   -------
 Selected Income Statement Data:

 Net interest revenue          $  5,734     $  6,456
 Mortgage loan origination and
  servicing right income         16,916       16,633
 Loan servicing fees             17,383       15,464
 Gain on sale of servicing       10,174        8,506
 Other income                       350          289
 Operating expense              (36,065)     (35,381)
                             ----------   -----------
 Income before tax               14,492       11,967
 Income tax                      (5,925)      (4,893)*
                             -----------  -----------
 Net income                  $    8,567   $    7,074
                             ==========   ===========

 Mortgage loan originations  $1,308,209   $1,730,615
                             ==========   ===========

Note:  * Number was transposed
Note:  * Replaced period with a comma

XXX PAGE 11 XXX

  SELECTED OPERATING DATA:      June 30,     December 31,
                                  1995         1994
                               ----------   -----------

 Servicing portfolio           $9,133,694*   $8,818,502
 Mortgage loans held for sale     278,793       67,373
 Net capitalized servicing         29,801       20,302

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
                                             =======

      Mortgage loan originations of $831.3 million (including
$53.7 million of brokered loans) were 4.7% below the second quarter of 1994. For the year, originations totaled $1.3 billion, down 24.4% from 1994. Refinances accounted for 5.6% of loan production in the second quarter of 1995 and 4.8% year to date. This compares to 11.4% and 22.8%, respectively, in 1994. Mortgage loan and servicing right origination income, excluding the effect of SFAS 122, was down 14.7% in the

Note:  *  Typographical error

XXX PAGE 13 XXX

COMMUNITY BANKING

Selected Financial Data (shown in thousands):

                                                 Three Months
                                                 Ended June 30,
                                               1995        1994
                                            --------     --------
Selected Income Statement Data:

Net interest revenue                           $4,309    $3,718
Provision for loan and lease losses              (400)     (194)
Other income                                      939       784
Operating expense                              (3,779)   (3,280)
                                               -------   -------
Income before tax                               1,069     1,028
Income tax                                       (338)     (313)
                                               -------   -------
Net income                                     $  731    $  715
                                               =======   =======

                                               Six Months
                                             Ended June 30,
                                            1995       1994
                                         --------    --------
Selected Income Statement Data:

Net interest revenue                      $8,480       $7,073
Provision for loan and lease losses         (833)        (427)
Other income                               1,755        1,594
Operating expense                         (7,069)*     (6,326)
                                          -------     -------
Income before tax                          2,333        1,914
Income tax                                  (780)        (621)
                                          -------     -------
Net income                                $1,553       $1,293
                                          =======     =======

                                  June 30,     December 31,
Selected Balance Sheet Data:      1995         1994
                                  ---------    ---------
Cash and investments              $125,261     $104,676
Loans and leases                   284,222*     255,719
Allowance for loan and lease
  losses                            (3,285)      (3,417)
All other assets                    13,537       13,046
                                  ---------    ---------
Total assets                      $419,735     $370,024
                                  =========    =========

Interest-bearing deposits         $301,089     $274,319
Noninterest-bearing deposits        68,623       66,283
All other liabilities               22,923        3,738
                                  ---------    --------
Total liabilities                 $392,635     $344,340
                                  =========    ========
Shareholder's equity              $ 27,100     $ 25,684
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

Note:  *  Replaced period with a comma
Note:  *  Typographical error

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
Less: capitalized servicing          29,801        20,301*     13,299*
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

     The adequacy of the allowance for possible loan and lease losses is critical to the fair valuation of net loans and leases recorded on the Corporation's balance.

Note:  * Typographical error.

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

                                 Within         Three Months  After
                                 Three Months   to One Year   One Year
                                 -----------    -----------   --------
(In Thousands)
Interest-earning assets:
Interest-bearing deposits
  with banks                        $  3,841       $  4,995   $  1,096
Federal funds sold                    10,000              0          0
Taxable investment securities         11,561         13,026     32,105
Tax-exempt investment securities         295            761      6,130
Mortgages held for sale              342,906              0          0
Loans, net of unearned income        179,277*        36,690    155,417
                                    --------       --------   --------
Total interest-earning assets        547,880*        55,472    194,748
                                    --------       --------   --------

Interest-bearing liabilities:

Money Market checking                 17,135              0     51,404
Money Market savings                  15,247              0      9,742
Regular savings                       36,648          2,226     21,049
Time deposits                         93,652         42,493     48,664
Short-term borrowings                233,640            485          0
Long-term debt                         1,928          5,146     14,762
                                    --------       --------   --------
Total interest-bearing
  liabilities                        398,250         50,350    145,621
                                    --------       --------   --------
Interest sensitivity gap             149,630          5,122     49,127
                                    --------       --------   --------
Cumlative interest sensitivity
  gap                               $149,630       $154,752   $203,879
                                    ========       ========   ========

Note:  * Carried over wrong number from previous quarter column.

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