Form 10-Q
period 1995-09-30
IRWIN FINANCIAL CORPORATION
filed 1995-11-09
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the quarterly period ended          September 30, 1995
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes        No

As of October 31, 1995, there were outstanding 5,622,693 common shares, no par value, of the Registrant.

XXX PAGE 2 XXX
Part I. Financial Information

Item I.  Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET            September 30,     December 31,
                                      1995              1994
                                      ------------      ------------

ASSETS
Cash and due from banks               $ 41,726,593       $36,840,452
Federal funds sold                      10,000,000        14,000,000
                                      ------------      ------------

  Cash and cash equivalents             51,726,593        50,840,452
Interest-bearing deposits with financial
  institutions                           6,801,597        12,164,206
Investment securities (Market value:
  $64,678,817 in 1995 and $76,387,652
  in 1994) - Note 2                     63,822,337        77,356,575
Mortgage loans held for sale - Note 3  352,941,002       154,964,484
Loans and leases, net of unearned income -
  Note 4                               413,593,896       308,411,082
Less:  Allowance for possible loan and
 lease losses - Note 5                  (4,463,373)       (3,863,223)
                                      -------------      -------------
                                       409,130,523       304,547,859
Capitalized servicing, net of
 amortization                           40,544,293        20,301,577
Accrued interest receivable              4,233,485         3,117,400
Premises and equipment                  15,339,662        13,838,677
Other assets                            34,407,783        22,539,270
                                      -------------     -------------
                                      $978,947,275      $659,670,500
                                      =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                $201,838,537      $154,081,893
   Interest-bearing                    286,174,558       264,361,775
   Certificates of deposits over
   $100,000                             63,631,768        21,474,306
                                      -------------     -------------
                                       551,644,863       439,917,974
Short-term borrowings - Note 6         277,056,707        93,981,072
Long-term debt - Note 7                 21,524,821        24,029,410
Other liabilities                       35,189,967        20,638,098
                                      -------------     -------------
     Total liabilities                 885,416,358       578,566,554
                                      -------------     -------------

Shareholders' equity
 Preferred stock, no par value--authorized
    50,000 shares; none issued                   0                 0
 Common stock, no par value -- authorized
    7,500,000 shares; issued 5,850,520
   shares in 1995 and 1994; including
   194,249 and 220,732 shares in treasury
   in 1995 and 1994, respectively      29,965,287        29,965,287
Unrealized loss on investment
 securities                               (16,206)         (279,063)
 Retained earnings                      69,115,477        57,080,536
                                      -------------     -------------
                                        99,064,558        86,766,760
Less treasury stock, at cost             5,533,641         5,662,814
                                      -------------     -------------
    Total shareholders' equity          93,530,917        81,103,946
                                      -------------     -------------
                                      $978,947,275      $659,670,500
                                      =============     =============

The accompanying notes are an integral part of the consolidated financial statements

XXX PAGE 3 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME     Three Months Ended
                                         September 30,
                                      1995         1994
Interest income:                      -----------  -----------
Loans and Leases                      $ 9,747,565  $ 6,355,810
 Investment securities:
   Taxable                              1,085,147    1,363,875
   Tax-exempt                             105,914      120,686
 Loans held for sale                    6,244,510    4,258,184
 Federal funds sold                       366,232      529,888
                                      -----------  -----------
     Total interest income             17,549,368   12,628,443
                                      -----------  -----------
Interest expense:
 Deposits                               3,798,619    2,336,987
 Short-term borrowings                  3,850,165    1,842,114
 Long-term debt                           371,555      346,077
                                      -----------  -----------
     Total interest expense             8,020,339    4,525,178
                                      -----------  -----------
Net interest income                     9,529,029    8,103,265
Provision for possible loan and lease
  losses-Note 5                           910,000      368,000
                                      -----------  -----------
Net interest income after provision for
  possible loan and lease losses        8,619,029    7,735,265
                                      -----------  -----------
Other income:
 Mortgage loan and servicing right
  income - Note 1                      17,525,833    6,204,166
 Mortgage loan servicing fees           8,571,811    8,546,506
 Gain on sale of mortgage servicing     2,798,847    3,893,555
 Brokerage fees and commissions           525,579      450,031
 Trust and advisory fees                  608,339      520,522
 Service charges on deposit accounts      337,098      313,057
 Insurance commissions, fees and
 premiums                                 282,783      268,650
 Investment security gains                      0            0
 Other                                    652,256      733,680
                                      -----------  -----------
                                       31,302,546   20,930,167
                                      -----------  -----------
Other expense:
 Salaries                              16,684,527   11,777,980
 Pension and other employee benefits    2,528,584    2,167,582
 Office expense                         1,810,669      913,699
 Occupancy                              1,953,868    1,230,349
 Equipment, maintenance, & repair       1,245,346    1,048,574
 Amortization of capitalized mortgage
  loan servicing                        1,295,000      380,000
 Communications                           705,148      425,415
 Travel & business development            666,664      501,281
 Other                                  3,694,686    2,800,538
                                      -----------  -----------
                                       30,584,492   21,245,418
                                      -----------  -----------
Income before income taxes              9,337,083    7,420,014
Federal income taxes                    2,631,000    2,297,000
State income taxes                        667,000      645,000
                                      -----------  -----------
Net income                            $ 6,039,083  $ 4,478,014
                                      ===========  ===========
Net income per share of common stock -
  Note 1                              $      1.05  $      0.76
                                      ===========  ===========
Dividends per share of common stock   $      0.11  $      0.09
                                      ===========  ===========
Weighted average shares of common stock
  outstanding                           5,759,401    5,877,061
                                      ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements

XXX PAGE 3 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (con't)   Nine Months Ended
                                              September 30,
                                            1995         1994
Interest income:                      -----------  -----------
Loans and Leases                      $25,732,636  $18,269,490
 Investment securities:
   Taxable                              3,486,777    3,726,667
   Tax-exempt                             333,866      364,446
 Loans held for sale                   12,894,957   13,321,033
 Federal funds sold                     1,532,665    1,272,825
                                      -----------  -----------
     Total interest income             43,890,901   36,954,461
                                      -----------  -----------
Interest expense:
 Deposits                              10,417,539    6,514,732
 Short-term borrowings                  7,086,545    5,662,661
 Long-term debt                         1,144,414      918,754
                                      -----------  -----------
     Total interest expense            18,648,498   13,096,147
                                      -----------  -----------
Net interest income                    25,332,403   23,858,314
Provision for possible loan and lease
  losses-Note 5                         2,140,000      928,000
                                      -----------  -----------
Net interest income after provision for
  possible loan and lease losses       23,192,403   22,930,314
                                      -----------  -----------
Other income:
 Mortgage loan and servicing right income
  - Note 1                             34,738,351   22,988,724
 Mortgage loan servicing fees          25,884,557   24,010,439
 Gain on sale of mortgage servicing    12,972,541   12,399,285
 Brokerage fees and commissions         2,060,735    1,459,407
 Trust and advisory fees                1,747,429    1,623,548
 Service charges on deposit accounts      903,463      953,797
 Insurance commissions, fees and
 premiums                                 897,353      809,621
 Investment security gains                      0        9,374
 Other                                  2,429,010    1,704,053
                                      -----------  -----------
                                       81,633,439   65,958,248
                                      -----------  -----------
Other expense:
 Salaries                              43,395,092   36,906,832
 Pension and other employee benefits    7,883,492    6,768,519
 Office expense                         4,679,170    3,235,038
 Occupancy                              5,420,011    3,443,716
 Equipment, maintenance, & repair       3,749,224    3,163,090
 Amortization of purchased mortgage loan
  servicing                             2,525,000    1,720,000
 Communications                         1,886,211    1,318,839
 Travel & business development          2,028,115    1,724,316
 Other                                 10,225,124    9,342,630
                                      -----------  -----------
                                       81,791,439   67,622,980
                                      -----------  -----------
Income before income taxes             23,034,403   21,265,582
Federal income taxes                    6,471,000    6,662,000
State income taxes                      1,778,000    1,765,000
                                      -----------  -----------
Net income                            $14,785,403  $12,838,582
                                      ===========  ===========
Net income per share of common stock
 -Note 1                              $      2.58  $      2.17
                                      ===========  ===========
Dividends per share of common stock   $      0.33  $      0.27
                                      ===========  ===========
Weighted average shares of common stock
  outstanding                           5,731,984    5,913,662
                                      ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements


XXX PAGE 4 XXX

IRWIN FINANCIAL CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS       Nine Months Ended
                                      September 30,    September 30,
                                      1995             1994
                                      ------------     -------------
Net income                            $14,785,403      $ 12,838,582
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization         5,132,727         4,088,327
  Provision for possible loan and lease
  losses                                2,140,000           928,000
  Amortization of premiums, less accretion of discounts:
     Held-to-maturity                     195,911          (331,991)
     Available-for-sale                   115,439          (196,633)
Mortgage loan originations         (2,419,012,253)   (2,347,461,501)
  Sales of mortgage loan            2,221,035,735     2,553,013,473
  Gain on sale of mortgage servicing  (12,972,541)      (12,399,285)
  Other, net                            1,797,960        (6,015,575)
                                      ------------     -------------
Net cash provided (used) by operating
  activities                         (186,781,619)      204,463,397
Lending and investing activities:
  Proceeds from maturities/calls of investment
  securities:
     Held-to-maturity                   44,462,071       25,787,008
     Available-for-sale                  7,013,979       46,106,761
  Proceeds from sales of investment securities:
     Available-for-sale                          0        2,029,289
  Purchase of investment securities:
     Held-to maturity                  (32,822,678)     (58,817,032)
     Available-for-sale                 (5,430,484)      (8,755,752)
  Net decrease in interest-bearing
     deposits with financial
     institutions                        5,362,609       22,107,205
  Net increase in loans               (106,722,664)     (37,506,824)
  Net additions to premises and
  equipment                             (3,590,607)      (2,830,855)
  Additions to capitalized mortgage
  servicing                            (33,238,928)     (16,301,888)
  Proceeds from sale of mortgage
  servicing                             22,957,816       22,962,391
                                     -------------      ------------
Net cash provided (used) by lending and investing
activities                            (102,008,886)      (5,219,697)
Financing activities:
  Net increase (decrease) in deposits  111,726,889      (63,285,708)
  Net increase (decrease) in short-term
   borrowings                          183,075,635     (167,133,649)
  Proceeds (repayment) of long-term
  debt                                  (2,504,589)       4,700,614
  Purchase of treasury stock            (2,034,598)      (3,487,528)
  Proceeds from sale of stock            1,273,056        1,185,074
  Dividends paid                       (1,859,747)       (1,567,036)
                                      ------------      ------------
Net cash provided (used) by financing
  activities                          289,676,646      (229,588,233)
                                      ------------      ------------
Net increase in cash and cash
  equivalents                             886,141       (30,344,533)
  Cash and cash equivalents at
  beginning of year                    50,840,452        76,110,552
                                      ------------      ------------
  Cash and cash equivalents at end
  of year                             $51,726,593       $45,766,019
                                      ===========      ============

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                         $17,849,806       $12,979,295
                                      ===========      ============
     Income taxes                     $ 3,829,990      $  8,861,931
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

SFAS No. 122 requires that a protion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created during the second quarter of 1995, the Corporation used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Corporation incorporated assumptions that it is believed market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates.

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

The effect of the change in accounting standards to 1995 results was an increase to net income in the third quarter of $4,600,000 and $8,100,000 year to date over what would have been earned under SFAS No. 65.

RECLASSIFICATIONS:

Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the 1995 presentation.

XXX PAGE 6 XXX

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including net unrealized losses of $27,009 at September 30, 1995 and $465,103 at December 31, 1994, are summarized as follows:

                                        September 30,   December 31,
                                        1995            1994
                                        -----------     ------------
Held-to-Maturity
  U.S. Treasury and Government
  obligations                           $35,071,362      $41,826,087
  Obligations of states and political
    subdivisions                          6,655,771        7,548,613
  Mortgage-backed securities              6,794,430        9,982,166
  Corporate obligations                           0        1,000,000
                                        -----------      -----------
Total Held-to-Maturity                   48,521,563       60,356,866
                                        -----------     ------------
Available-for-Sale
  U.S. Treasury and Government
  obligations                            15,300,774       13,833,515
  Mortgage-backed securities                      0        3,166,194
                                        -----------      -----------
Total Available-for-Sale                 15,300,774       16,999,709
                                        -----------      -----------
Total Investments                       $63,822,337      $77,356,575
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

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                      September 30,   December 31,
                                      1995            1994
                                      ------------    -------------
Commercial, financial and
 agricultural                         $216,738,988     $136,082,836
Real estate-construction                18,156,133       21,960,246
Real estate-mortgage                    62,842,404       47,422,827
Consumer                                66,431,536       55,322,568
Direct finance leases                   59,994,342       58,348,603
Unearned income                        (10,569,507)     (10,725,998)
                                      -------------   -------------

                                      $413,593,896     $308,411,082
                                      ============     ============

XXX PAGE 7 XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                       September 30,   December 31,
                                       1995            1994
                                       ----------      -----------
Balance at beginning of year           $3,863,223      $3,293,402
Provision for possible loan and lease
 losses                                 2,140,000       1,727,000
Recoveries                                283,079         408,821
Charge-offs                            (1,822,929)     (1,566,000)
                                       ----------      -----------
Balance at end of period               $4,463,373      $3,863,223
                                       ==========      ===========

NOTE 6 - SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                       September 30,  December 31,
                                       1995           1994
                                       -----------    -----------
Repurchase agreements and drafts payable related
  to mortgage loan closings            $202,846,866   $75,943,986
Commercial Paper                         19,577,237    15,538,086
Federal funds                            51,900,000       199,000
Other                                     2,732,604     2,300,000
                                        -----------    -----------
                                       $277,056,707   $93,981,072
                                        ===========   ===========

Repurchase agreements at September 30, 1995 and December 31, 1994 include $125,666,634 and $47,476,177, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $69,591,539 and $23,422,309 at September 30, 1995 and December
31, 1994, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to the banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest is payable monthly at variable rates ranging from 6.69% to the lenders' prime rate.


NOTE 7 -- LONG-TERM DEBT

Long-term debt at September 30, 1995 of $21,524,821 consists of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through August 30, 2000. Long-term debt as of December 31, 1994 was $24,029,410 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5,1996 to March 30, 2000.

XXX PAGE 8 XXX

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the third quarter ended September 30, 1995, was $6,039,083, up 34.9% from the third quarter 1994 net income of $4,478,014. Net income per share was $1.05 for the third quarter of 1995 as compared to $0.76 for the same period in 1994. Return on equity for the third quarter of 1995 was 26.50%, up from 22.52% in 1994.

      For the year to date, the Corporation recorded net income of $14,785,403, up 15.2% from 1994. Net income per share was $2.58, up from $2.17 a year earlier. Return on equity for the year to date was 22.92% as compared to 22.79% for the same period in 1994.

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

XXX PAGE 9 XXX

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the similar periods in 1994:

                                        Three Months
                                     Ended September 30,
                                   1995         1994
                                 ----------     ----------
Mortgage banking                 $6,245,693     $3,949,293
Community banking                   877,737        798,072
Investor services                    18,948            858
Equipment leasing                   (22,843)       168,382
Home equity lending              (1,841,159)             0
Credit insurance                     25,973         20,145
Venture capital                           0              0
Parent (including consolidating
  entries)                          734,734       (458,736)
                                 ----------      ---------
                                 $6,039,083     $4,478,014
                                 ==========     ==========

                                 Nine Months
                                     Ended September 30,
                              1995           1994
                              ----------     -----------
Mortgage banking              $14,813,072     $11,022,968
Community banking               2,430,661       2,090,805
Investor services                 263,420         (47,639)
Equipment leasing                (174,687)        721,065
Home equity lending            (4,362,778)              0
Credit insurance                   28,912          46,744
Venture capital                         0               0
Parent (including consolidating
  entries)                      1,786,803        (995,361)
                               ----------     -----------
                              $14,785,403     $12,838,582
                               ==========     ===========

MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                       Three Months
                                    Ended September 30,
                                   1995         1994
                                   -------      -------
 Selected Income Statement Data:

 Net interest revenue          $    3,760      $  3,331
 Mortgage loan and servicing right
   origination income              17,439         6,174
 Loan servicing fees                8,572         8,547
 Gain on sale of servicing          2,799         3,894
 Other income                         107           130
 Operating expense                (22,485)      (15,401)
                                ----------     --------
 Income before tax                 10,192         6,675
 Income tax                        (3,946)       (2,726)
                               ----------      --------
 Net income                    $    6,246      $  3,949
                               ==========      ========

 Mortgage loan originations    $1,110,803      $616,847
                              ===========     =========

                                       Nine Months
                                   Ended September 30,
                                   1995      1994
                                   -------   -------
 Selected Income Statement Data:

 Net interest revenue          $  9,494     $   9,787
 Mortgage loan origination and
  servicing right income         34,566        22,850
 Loan servicing fees             25,885        24,010
 Gain on sale of servicing       12,973        12,399
 Other income                       456           377
 Operating expense              (58,690)       (50,781)
                               ----------   -----------
 Income before tax               24,684        18,642
 Income tax                      (9,871)       (7,619)
                               -----------  -----------
 Net income                    $ 14,813     $  11,023
                               ==========   ===========

 Mortgage loan originations    $2,419,012   $2,347,462
                               ==========   ===========

XXX PAGE 10 XXX

  SELECTED OPERATING DATA:      September 30,    December 31,
                                1995             1994
                                ----------       -----------

 Servicing portfolio           $9,684,199       $8,818,502
 Mortgage loans held for sale     283,349           67,373
 Net capitalized servicing         41,187           20,302

Net income for the third quarter was $6,245,693, up 58.1% from the same period in 1994. Year to date, net income is $14,813,072, compared to $11,022,968 in 1994.

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

      SFAS 122 prohibits the restatement of results for prior periods to reflect the new accounting. Accordingly, the Corporation's 1994 and first quarter 1995 mortgage banking activities reported in the financial statements were accounted for under the original SFAS 65. A summary of the impact of the change in the accounting standards to mortgage banking net income for the third quarter and year to date 1995 is as follows (in thousands):

                                        Third Quarter     Year to Date

     Increase in gain from sales of loans    $8,549       $14,778
     Increase in amortization of mortgage
        servicing rights                       (545)         (685)
     Increase in provision for impairment of
       mortgage servicing rights               (300)         (510)
     Increase in income tax expense          (3,082)       (5,434)
                                            --------     ---------
     Increase to net income                  $4,622        $8,149
                                            ========    ==========

      Mortgage loan originations of $1.1 billion (including $75.5 million of brokered loans) were 80.1% above the third quarter of 1994. For the year, originations totaled $2.4 billion, up 3.0% from 1994. Refinances accounted for 12.4% of loan production in the third quarter of 1995 and 8.3% year to

XXXX PAGE 11 XXXX

date. This compares to 5.3% and 18.1%, respectively, in 1994. Mortgage loan and servicing right origination income, excluding the effect of SFAS 122, was up 0.8% in the third quarter to $6.2 million, and year to date was down 25.0% to $17.1 million. Net revenues in 1995 from mortgage originations were offset somewhat by loan pricing concessions which totaled $1.8 million during the quarter, an increase of $1.5 million over 1994. However, mortgage loan applications in process totaled $1.2 billion at September 30, 1995, compared to $576.4 million a year earlier.

      Mortgage servicing fees increased 0.3% in the third quarter and 7.8% year to date to $8.6 million and $25.9 million, respectively. Servicing fees in 1995 are reported net of mortgage servicing rights impairment charges of $300.0 thousand for the quarter and $510.2 thousand year to date. The mortgage servicing portfolio totaled $9.7 billion at September 30, 1994, up 13.7% from a year earlier and 10.2% from December 31, 1994. Capitalized on-balance sheet mortgage servicing rights totaled $41.2 million at September 30, 1995, up 103.0% from December 31, 1994, reflecting the adoption of SFAS 122 during the second quarter of 1995.

      Revenues from the sale of mortgage servicing were down
28.1% from the third quarter of 1994 to $2.8 million. Year to date servicing sale revenues totaled $13.0 million, up 4.6% from $12.4 million in 1994.

       Consistent with the fluctuation in mortgage loan closings from 1994, net interest income was up in the third quarter and nearly even year to date. Net interest income for the three months ended September 30, 1995 was $3.8 million, up 12.9% from the third quarter 1994. Year to date, net interest income totaled $9.5 million, compared to $9.8 million in 1994.

      Operating expenses were up $6.5 million, or 42.5% from the third quarter of 1994 and $7.2 million or 14.2% year to date.
The increase is related to Inland Mortgage's expansion of its production system. Inland opened new offices in Washington, Texas, Oklahoma, New Jersey, Louisiana, Nevada and California, in addition to adding the offices acquired from All Pacific Mortgage Company in January, 1995.

XXX PAGE 12 XXX

COMMUNITY BANKING

Selected Financial Data (shown in thousands):

                                               Three Months
                                           Ended September 30,
                                           1995          1994
                                        --------       ----------
Selected Income Statement Data:

Net interest revenue                      $4,494        $3,894
Provision for loan and lease losses         (655)         (187)
Other income                               1,033           748
Operating expense                         (3,551)       (3,272)
                                         -------       -------
Income before tax                          1,321         1,183
Income tax                                  (443)         (385)
                                         -------       -------
Net income                                $  878        $  798
                                         =======       =======

                                                Nine Months
                                            Ended September 30,
                                            1995          1994
                                        --------    ----------
Selected Income Statement Data:

Net interest revenue                     $12,974       $10,967
Provision for loan and lease losse        (1,488)         (614)
Other income                               2,787         2,341

Operating expense                        (10,620)       (9,597)
                                         -------       -------
Income before tax                          3,653         3,097
Income tax                                (1,222)       (1,006)
                                         -------       -------
Net income                               $ 2,431       $ 2,091
                                         =======       =======

                                  September 30,     December 31,
Selected Balance Sheet Data:      1995              1994
                                  ---------         ---------
Cash and investments              $ 96,278          $104,676
Loans and leases                   295,837           255,719
Allowance for loan and lease
 losses                             (3,545)           (3,417)
All other assets                    13,385            13,046
                                  ---------        ---------
Total assets                      $401,955          $370,024
                                  =========        =========

Interest-bearing deposits         $299,238          $274,319
Noninterest-bearing deposits        61,245            66,283
All other liabilities               13,479             3,738
                                  ---------         --------
Total liabilities                 $373,962          $344,340
                                  =========         ========
Shareholder's equity              $ 27,994          $ 25,684
                                  =========         ========

     Community banking activities are conducted by Irwin Union Bank through locations in six counties in south-central Indiana. Net income was up in the third quarter to $877,737 from $798,072. Year to date, net income improved $339.9 thousand from 1994, or 16.3%. The provision for loan and lease losses increased 250.7% to $655.0 thousand in the third quarter compared with a provision of $186.7 thousand a year earlier. Year to date, the provision for loan and lease losses totaled $1.5 million, compared to $614.2 thousand in 1994. This increased provision reflects growth in the loan and lease portfolios which have increased 22.6% year-over-year and net charge-offs of $1.3 million for the year to date, up 87.9% from 1995.

XXX PAGE 13 XXX

     Following is an analysis of net interest income and net interest margin for community banking computed on a tax equivalent basis:

                              For the Three Months ended September 30,
                  1995                         1994
                  ---------------------------  ---------------------------


(In thousands)    Average  Interest  Yield/Rate  Average  Interest  Yield/Rate
                  Balance                        Balance
                  -------  --------  ---------   -------  --------   ---------
Interest -
earning assets   $378,372   $ 8,305    8.71%     $317,527  $ 6,190    7.73%
Interest -
bearing
liabilities      $321,329   $ 3,695    4.56%     $261,994  $ 2,250    3.41%
                           --------                       --------

Net interest
 income             -       $ 4,610      -              0  $ 3,940    -

Net interest margin -          -       4.83%         -       -        4.92%

                                  For the Nine Months ended September 30,
                  1995                         1994
                  ---------------------------  ---------------------------


(In thousands)    Average  Interest Yield/Rate   Average  Interest Yield/Rate
                  Balance                        Balance
                  -------   -------  ---------   -------  -------- ---------
Interest -
earning assets    $367,055  $23,608    8.60%    $313,531   $19,910    8.49%
Interest -
bearing
liabilities       $310,429  $10,273    4.42%    $256,487   $ 8,661    4.51%
                           --------                       --------

Net interest income     -   $13,335    -               0   $11,249    -

Net interest margin     -   -          4.86%         -        -       4.80%

     Other income in the third quarter was up 38.2% to $1.0 million from $747.5 thousand in 1994. For the year to date, other income increased 19.1% to $2.8 million. This was largely the result of a $221.0 thousand refund of FDIC premiums previously paid. The refund of FDIC premiums was part of the FDIC's restructuring of deposit insurance premiums to reflect the now fully-funded position of the insurance fund. Deposit insurance premiums are based on individual institution's adequacy of capital. Irwin Union Bank's capital is currently at a level categorized by the FDIC as "well-capitalized," which will allow it to take advantage of the new premium rate of $0.04 per $100.00 of deposits as compared with the prior rate of $0.23 per $100.00.

     Other expenses increased 8.5% or $279.6 thousand from the third quarter of 1994 to $3.6 million. For the year, these expenses were up $1.0 million to $10.6 million. The increase was due to a combination of increased salaries and benefits associated with expanded operations and a change in the management and reporting of retail securities brokerage activities. Since January 1, 1995, retail securities brokerage activities have been managed by and reported as a part of the community bank instead of investor services to

XXX PAGE 14 XXX

align more effectively the management of this business unit with its primary geographic unit.


INVESTOR SERVICES

      Earnings for investor services were $18,948 in the third quarter of 1995 compared to $858 in the same period a year earlier. For the year, earnings have totaled $263,420, up from a $47,639 loss in 1994. The improvement was largely the result of an increase in CD placement fees over 1994, during which time placements were negatively affected by a sharp rise in short-term interest rates. CD placement fees totaled $314.1 thousand in the third quarter of 1995, compared to $259.5 thousand in 1994. For the year, they are up 83.2% to $1.5 million.

      Trust revenues increased 12.5% and 5.1% in the third quarter and year to date, respectively. Trust revenues totaled $644.9 thousand in the third quarter and $1.8 million year to date. The increase is consistent with the increase in trust client assets which totaled $335.7 million at September 30, 1995, up 12.7% from a year earlier.

      Reflecting the change in retail securities brokerage management and reporting noted above, investor services' other expenses declined 5.4% for the year to $3.3 million. For the quarter, they declined $43.0 thousand to $1.0 million.

EQUIPMENT LEASING

      The equipment leasing business recorded pre-tax losses for the quarter and for the year of $22,843 and $174,687, respectively. This compares to pre-tax income of $168,382 and $721,065 in the third quarter and year to date 1994, respectively. Net interest revenue was down 20.8% for the quarter and 36.7% for the year. Increased competition in the market for small-ticket medical equipment financing has negatively affected the company's spreads for several quarters. In response to these conditions, the company has recently entered into new private-label financing agreements with several equipment manufacturers and has launched a revolving credit product to compliment its lease offerings.

      Lease volume of $6.3 million in the third quarter was up 14.6% from volume in the third quarter of 1994. Year to date, volume totaled $18.8 million, up 5.7% from a year earlier. Other expenses were up 11.0% for the quarter to $1.0 million. For the year, they increased 9.9% to $3.0 million.

HOME EQUITY LENDING

      The Corporation's home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity variable rate lines of credit in 13 states by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax losses of $1,841,159 during its third quarter of operations and $4,362,778 year to date. Total

XXX PAGE 15 XXX

loan originations for the year were $52.3 million. Results were in line with management's expectations for this start-up business.

PARENT COMPANY (INCLUDING CONSOLIDATING ENTRIES)

      Parent Company net income for the third quarter of 1995 was $734,734 compared to a loss of $458,736 in 1994. Year to date, net income of $1,786,803 was recorded, compared to a loss of $995,361 a year earlier. The improvement is due to the income tax credits generated at the home equity lending business which are recorded on the parent's books, combined with a tax benefit resulting from stock options exercised during the second quarter. The exercise of these options resulted in a deduction for income tax purposes, although an expense is not recorded on the books. Approximately $680.0 thousand of income was recorded by the parent for this tax benefit.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the third quarter of 1995 totaled $9.5 million, up 17.6% from the third quarter of 1994. For the year, it increased 6.2% to $25.3 million. The improvement was due to a combination of an increase in the community banking and home equity loan and lease portfolios along with increased mortgage loan originations in the mortgage banking business.

     The loan and lease loss provision was $910.0 thousand for the third quarter of 1995, as compared to $368.0 thousand for the same period in 1994. For the year, it totaled $2.1 million, up from $928.0 thousand a year earlier. This increase reflects the growth in the home equity and community bank loans outstanding, as well as increased charge-offs at the community bank. See the section on credit risk for further discussion.

     Other income was up 49.6% in the third quarter of 1995 to $31.3 million. Year to date other income increased 23.8% to $81.6 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage loan and servicing originations, servicing, and the sale of servicing were $25.6 million for the third quarter, up $7.0 million from the third quarter of 1994. For the year, they totaled $70.2 million, an increase of $10.8 million over 1994.

      Other expense also increased in 1995 as the third quarter was up $9.3 million or 44.0% from 1994. For the year, other expense increased $14.2 million or 21.0% Costs associated with the start-up of the home equity lending business and the opening of new mortgage banking offices accounted for this increase.

      The effective income tax rate for the Corporation in the third quarter was 35.3%, compared to 39.6% a year earlier. The lower 1995 rate reflects adjustments made in the third quarter to accrue federal income taxes at a 34% rate rather than the 35% rate which had been used. The adjustments were made to reflect current estimates of the Corporation's 1995 taxable income and the resulting applicable income tax rate. The year to date effective income tax rate was 35.8%, down from 39.6% in 1994. This decline is due in part to the reduced federal income tax rate, but also as a result of stock options exercised in the second quarter. Options totaling $680.0 thousand will be

XXX PAGE 16 XXX

deducted for income tax purposes, but were not expensed on the Corporation's books.


CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of Irwin Financial Corporation at September 30, 1995, were $978,947,275, an increase of 48.4% from December 31, 1994 total assets of $659,670,500. The increase was attributed to an increase in mortgage loans held for sale of $198.0 million and an increase in the loan and lease portfolio of $105.2 million.

      The increase in assets was accompanied by an increase in short-term borrowings of $183.1 million and an increase in deposits of $111.7 million or 25.3%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $153.9 million at September 30, 1995, up from $88.8 million at December 31, 1994.

     Shareholders' equity grew to $93,530,917, or $16.54 per share, a 14.8% increase over the $81,103,946, or $14.41 per share at the end of 1994. Irwin Financial's equity to assets ratio ended the quarter at 9.55%, compared to 12.29% at the end of 1994.

     The mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)        September 30,1995   Dec. 31,1994   Dec. 31, 1993
                           ------------   ------------   -------------

Servicing portfolio balance  $9,684,199     $8,818,502      $7,922,299
                             ----------     ----------      ----------

Value @1.5%                  $  145,263     $  132,278        $118,834
Less: capitalized servicing      40,544         20,301          13,299
      Tax liability at 40%       41,887         44,790          42,214
                             ----------     ----------      ----------

Net value                    $   62,832     $   67,187        $ 63,321
                             ==========     ==========        ========

Per share of common stock    $    11.11     $    11.93        $  10.90
                             ==========     ==========        ========

XXX PAGE 17 XXX

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

      As of September 30, 1995, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.08%, compared to 1.25% at December 31, 1994. For the three months ended September 30, 1995, the provision for possible loan and lease losses totaled $910.0 thousand, a 147.3% increase over the amount recorded in the third quarter of 1994. Year to date, the provision totaled $2.1 million, up from $928.0 thousand a year earlier. The higher 1995 provision was caused by growth in the loan and lease portfolio and increased charge-offs. Net charge-offs for the quarter were $435.3 thousand as compared to $619.4 thousand in 1994. Year to date net charge-offs totaled $1.5 million, up from $0.9 million a year earlier.

     The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets declined from levels experienced in 1994. As of September 30, 1995, this ratio was 0.30% as compared to 0.50% at December 31, 1994. Although this ratio has declined from 1994, the Corporation continues to monitor the loans and property included in this total in evaluating the status of the current reserve.

XXX PAGE 18 XXX

Nonperforming Assets
(In Thousands)      September 30, June 30,    December 31,  December 31,
                    1995          1995        1994          1993
                    --------     ---------    ------------  -----------

Accruing loans past due
90 days or more:
     Commercial     $  572       $  263       $  113        $   800
     Leasing             0            0            0              0
     Real Estate        31            0            0            141
     Consumer          245          254           93             88
                    ------       ------       ------        -------
          Subtotal     848          517          206          1,029
                    ------       ------       ------        -------

Nonaccrual loans:
     Commercial        686          892        1,523          1,373
     Leasing           275          320          363            242
     Real Estate       702          613          689            848
     Consumer            0            0            0             39
                    ------       ------       ------        -------
          Subtotal   1,663        1,825        2,575          2,502
                    ------       ------       ------        -------
Total nonperforming
  loans              2,511        2,342        2,781          3,531
                    ------       ------       ------        -------

Other real estate
  owned                409          382          489            623
                    ------       ------       ------        -------

Total nonperforming
  assets            $2,920       $2,724       $3,270        $ 4,154
                    ======       ======       ======        =======

Nonperforming assets to
total assets          0.30%        0.30%       0.50%          0.47%
                    =======      =======     =======       ========

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

XXX PAGE 19 XXX

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is a major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of September 30, 1995.

                           Within         Three Months   After
                           Three Months   to One Year    One Year
                           -----------    -----------    --------

(In Thousands)
Interest-earning assets:
Interest-bearing deposits
  with banks               $  1,611       $  4,195       $    996
Federal funds sold           10,000              0              0
Taxable investment
  securities                 15,260         10,483         31,423
Tax-exempt investment
  securities                    166            590          5,900
Mortgages held for sale     352,941              0              0
Loans, net of unearned
  income                    213,273         33,068        167,253
                           --------       --------       --------
Total interest-earning
  assets                    593,251         48,336        205,572
                           --------       --------       --------

Interest-bearing liabilities:

Money Market checking        15,471              0         46,411
Money Market savings         16,340              0         10,210
Regular savings              27,966          2,215         20,943
Time deposits               114,363         51,454         44,433
Short-term borrowings       266,809          5,248          5,000
Long-term debt                1,974          5,315         14,236
                           --------       --------       --------
Total interest-bearing
  liabilities               442,923         64,232        141,233
                           --------       --------       --------


Interest sensitivity gap    150,328        (15,896)        64,339
                           --------       --------       --------

Cumlative interest
 sensitivity gap           $150,328       $134,432       $198,771
                           ========       ========       ========

As the above table shows, the consolidated one-year gap at September 30, 1995 was a positive $134.4 million. This compares to a positive gap of $116.6 million at December 31, 1994. The large positive gaps at September 30, 1995 and December 31, 1994 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive at September 30, 1995, it means that, with respect to net interest income, the Corporation was positioned to benefit from rising

XXX PAGE 20 XXX

rates, or to be harmed by declining rates. However, if rates decline, we would expect the resulting declines in net interest revenue to be offset by increased mortgage loan production revenue. This has been our experience in previous quarters. Management is monitoring this exposure and will hedge the risk if the outlook for interest rates and mortgage activity changes so as to exacerbate the exposure.

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

                      September 30,  December 31,   December31,
                      1995           1994           1993
                      -----          -----------    -----------

Equity to Assets       9.55%         12.29%          7.95%
Risk-Based Capital
    Ratio             14.15%         19.18%         15.68%
Tier I Capital Ratio  13.45%         18.31%         14.97%

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