Form 10-K
period 1995-12-31
IRWIN FINANCIAL CORPORATION
filed 1996-03-27
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          FORM 10-K
(Mark One)
_x_ Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)
  For the fiscal year ended December 31, 1995 or
   Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee Required)
  For the transition period from         to
                                 -------    --------
Commission file number  0-6835
                 IRWIN FINANCIAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

Indiana                                      35-1286807
-------                                      ----------
(State or Other Jurisdiction of              (I.R.S. Employer
Incorporation or Organization)               Identification No.)

500 Washington Street
Columbus, Indiana                                   47201
(Address of Principal Executive Offices)            (Zip Code)
                           (812) 376-1020
                            --------------
    (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Shares
--------------
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]
The aggregate market value of the voting stock held by non-affiliates of the Registrant was $120,323,493.75 as of March 12, 1996. As of March 12, 1996, there were outstanding 5,670,586 common shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Selected Portions of                         Part of Form 10-K Into
the Following Documents                      Which Incorporated
-----------------------                      -----------------------

Annual Report to Shareholders                     Part I, Part II
for the year ended December 31, 1995
Definitive Proxy Statement for                    Part III
Annual Meeting of Shareholders
to be held April 30, 1996

Exhibit Index on Pages  11  through  14            Page 1


                 Total Pages in This Filing:        124
                                                   ====
<PAGE 2>
                 FORM 10-K TABLE OF CONTENTS

Part I

     Item 1 - Business                                     3
     Item 2 - Properties                                   7
     Item 3 - Legal Proceedings                            8
     Item 4 - Submission of Matters to a Vote of Security
              Holders                                      8

Part II

     Item 5 - Market for Registrant's Common Equity and
              Related Security Holder Matters              8
     Item 6 - Selected Financial Data                      9
     Item 7 - Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                   9
     Item 8 - Financial Statements and Supplementary Data  9
     Item 9 - Changes in and Disagreements with
              Accountants on Accounting and Financial
              Disclosure                                  10

Part III

     Item 10 - Directors and Executive Officers of the
               Registrant                                 10
     Item 11 - Executive Compensation                     10
     Item 12 - Security Ownership of Certain Beneficial
               Owners and Management                      10
     Item 13 - Certain Relationships and Related
               Transactions                               10

Part IV

     Item 14 - Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                    11

Signatures                                                15

<PAGE 3>
                          PART I

Item 1    Business
          --------
General
-------
Irwin Financial Corporation (the "Registrant") is a diversified financial services company organized as an Indiana bank holding company in May, 1972. The Registrant's principal subsidiaries are Inland Mortgage Corporation ("Inland Mortgage"), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Irwin Union Investor Services, Inc. ("Investor Services"), an investment and financial counseling company; Affiliated Capital Corp. ("Affiliated"), an equipment leasing company; Irwin Home Equity Corporation ("Home Equity"), a consumer home equity lending company; White River Capital Corporation, a small venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company.

Business of Subsidiaries
------------------------
Inland Mortgage originates, purchases and services conventional or government agency backed (i.e., FHA and VA) residential mortgage loans. Substantially all mortgages are either insured by an agency of the federal government, or in the case of a conventional mortgage, meet requirements for resale to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Periodically, Inland Mortgage sells loans to private investors pursuant to their requirements. Inland also originates a small amount of commercial mortgages.

Inland Mortgage sells mortgage loans to institutional investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Inland Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Inland Mortgage operates 101 production and satellite offices in 27 states. During 1995, Inland Mortgage established offices in Flagstaff, Phoenix, Prescott, and Scottsdale, Arizona; Covina, Orange, Porterville, and Richmond, California; LaPorte, Indiana; Lexington, Kentucky; Baton Rouge, Louisiana; Cape May, New Jersey; Santa Fe, New Mexico; Las Vegas, Nevada; Tulsa, Oklahoma; Dallas, Houston, North Houston, and Plano, Texas; Bellevue and Orting, Washington. During 1995, Inland Mortgage closed offices in Hanford and Mill Valley, California; Colorado Springs and Woodland Park, Colorado; Floyds Knobs, Indiana; Troy, Michigan; Creve Coeur, Missouri; Anacortes, Washington.

Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, property and casualty insurance agency services, trust services, securities brokerage and safe deposit facilities. Irwin Union Bank is the largest of nine financial institutions operating in Bartholomew County, Indiana with eight locations throughout the county. Irwin Union Bank also has branch facilities in Seymour (Jackson County - 2), Shelbyville (Shelby County - 2), Bloomington (Monroe County), Franklin (Johnson County), and Greensburg (Decatur County), Indiana. The Greensburg branch was opened in 1995. One of the branch locations in Bartholomew County closed in 1995. Irwin Union Bank has two trust custodial offices in Indianapolis, Indiana.

Investor Services engages in investment services activities including certificate of deposit placement services, consumer financial counseling services through its wholly owned subsidiary, Irwin Union Advisory Services, Inc., and securities brokerage services through its wholly owned subsidiary, Irwin Union Securities, Inc. Investor Services operates three offices in three states.

Affiliated, acquired in 1990 and located in Northbrook, Illinois, is engaged in the small-ticket equipment leasing and commercial lending business. Affiliated offers non-recourse, non-operating, full payout

<PAGE 4>
leases and commercial lines of credit to physicians, medical clinics, veterinarians, dentists and chiropractors.

Home Equity was formed in 1994 and is located in San Ramon, California. Home Equity originates and services home equity lines of credit.

White River Capital Corporation ("White River"), a venture capital company, is located in Columbus, Indiana and currently holds one investment but has suspended making new investments.

Irwin Union Credit Insurance Corporation is located in
Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

No single part of the business of the Registrant is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon the business of the Registrant. Inland Mortgage is registered as a Foreign
Financial Institution in Mexico but has no foreign operations or export sales.

Competition
-----------
Inland Mortgage originates and services residential first mortgage loans from 101 production and satellite offices in Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, , Minnesota, Missouri, Montana, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Washington, Wisconsin and the Washington, D.C. metropolitan area, including offices in Maryland and Virginia. In each of these locations, competition for mortgage loans is vigorous, coming from other national, regional and local mortgage banking companies as well as commercial banks, savings banks and savings & loan associations. Inland Mortgage purchases mortgage loans from correspondents in these and other states as well.

The commercial banking business for Irwin Union Bank in the Bartholomew, Decatur, Jackson, Johnson, Monroe and Shelby County areas is very competitive. Within these counties, in addition to the commercial banks, there are a number of savings banks, savings & loan associations and credit unions competing for deposits and loans. Irwin Union Bank also competes for the provision of banking services with banks located elsewhere in Indiana, primarily in southern Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 1995, Irwin Union Bank ranked first among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin Union Bank derives its business from several other counties in southern Indiana. In November, 1995, Irwin Union Bank opened an office in Greensburg, Indiana.

Investor Services provides securities brokerage and financial counseling services to corporate and individual customers. Investor Services also offers on an agency basis, a brokered deposit program for clients who wish to invest in insured certificates of deposit and oversees other investor related services. Investor Services' primary competitors include branch offices of regional and national securities brokerage firms located in Bartholomew County as well as other regional and national financial institutions which operate similar cash management and financial counseling programs.

Affiliated provides, primarily, medical equipment leasing and commercial credit services to medical clinics, small groups of physicians, individual practitioners, chiropractors, dentists and veterinarians. Affiliated's primary competitors include other equipment leasing companies with operations that are national in scope, banks and other financial institutions which offer commercial credit products. Such competitors may be headquartered anywhere in the country.

Home Equity provides home equity lines of credit to private home owners in several states. Home Equity's primary competitors include banks, thrifts, credit unions and other home equity lenders with

<PAGE 5>
operations that are either national, regional or local in scope. Such competitors may be headquartered anywhere in the country.

Supervision and Regulation
--------------------------
The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the "Board of
Governors").

Subject to certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One exception to this prohibition permits activities by a bank holding company or its subsidiary which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has adopted regulations prescribing those activities it presently regards as permissible which include the activities engaged in by Registrant and its subsidiaries.

The Bank Holding Company Act, the Federal Reserve Act and the Federal Deposit Insurance Act also subject bank holding companies and their subsidiaries to certain restrictions on extensions of credit by subsidiary banks to the bank holding company or any of its subsidiaries, or investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower. Further, the Bank Holding Company Act and the regulations of the Board of Governors thereunder, prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of any property or furnishing of services.

In addition to the regulation of the Registrant, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Inland Mortgage is subject to audit and examination oversight by the federal department of Housing and Urban Development as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. The insurance subsidiary of the Registrant and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The home equity subsidiary of the Registrant is also dependent upon state licenses for its ability to extend credit in certain states. Finally, the securities brokerage activities of Investor Services are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Investor Services operates, and the National Association of Securities Dealers.

Employees and Labor Relations
-----------------------------
As of December 31, 1995, the Registrant and its subsidiaries had a total of 1,790 employees, including full-time and part-time employees. The Registrant continues a commitment of equal employment opportunity for all job applicants and staff members and management regards its relations with its employees as satisfactory.

Further Information
-------------------
The following information responsive to Guide 3 promulgated under the Securities Exchange Act of 1934, is contained in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report to Shareholders for the year ending December 31, 1995 and is incorporated herein by reference: "Daily Average Consolidated Balance Sheet, Interest Rates and Interest Differential" (p. 80), "Investment Securities" (p. 68), "Short-Term Borrowings" (p. 69), "Summary of Net Interest Income Changes" (p. 65), "Deposits" (p. 68), "Loans and Leases" (p. 66), "Five-Year Selected Financial Data" (p.
32), and the discussion and tabular information under the

<PAGE 6>
caption "Credit Risk" on pages 72 to 76 of "Management's
Discussion and Analysis of Financial Conditions and Results of Operations".

Executive Officers of the Registrant
------------------------------------
The Executive Officers of the Registrant are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

Robert P. Albert (45) is President of Affiliated Capital
Corp. since February 28, 1990.

Claude E. Davis (35) is President of Irwin Union Bank since
January 2, 1996.  He has been an officer since 1988.

Elena Delgado (40) is President of Irwin Home Equity Corporation since September 4, 1994. From March through August, 1994 Ms. Delgado was an independent consultant to Irwin Financial Corporation. From 1990 to 1993 Ms. Delgado was Vice President, Second Mortgage Lending of First Deposit Corporation.

Gregory F. Ehlinger (33) is Vice President and Treasurer of the Registrant since August of 1992. From 1988 to 1992, Mr. Ehlinger was employed by Irwin Management Company, Inc. (A private management company). From 1986 to 1988, Mr. Ehlinger attended the University of Virginia, Darden School of Business.

David C. Fulton (66) retired from the  Presidency of Inland
Mortgage on December 31, 1995.  He was an officer since
1985.

Jose M. Gonzalez (37) is Vice President and Director of Internal Audit of the Registrant since October of 1995.
From 1993 to 1995 Mr. Gonzalez was Senior Vice President, Audit & Compliance Services of Premier Bank and Trust. From 1991 to 1993 Mr. Gonzalez was Vice President and Senior Compliance Officer at First Empire State Corporation. From 1980 to 1991 Mr. Gonzalez was Vice President and Senior Auditing Officer at Southeast Banking Corporation.

Theresa L. Hall (43) is Vice President of the Registrant, since 1988, and from 1984 to 1990 was Vice President-Human
Resources of Irwin Union Bank. She has been an officer since 1980.

Robert S. Kaspar (37) is President and Treasurer of Investor
Services. From 1987 to 1989 Mr. Kaspar was Controller of the Registrant. From 1984 to 1987, Mr. Kaspar was
Controller of Irwin Union Bank. He has been an officer since 1985.

Rick L. McGuire, (43) is President of Inland Mortgage since
January 1, 1996.  He has been an officer since 1978.

William I. Miller (39) is Chairman of the Board, since 1990, and has been a Director of the Registrant since 1985. Prior to 1990, he was President of Irwin Management Company, Inc. Mr. Miller continues to serve as Chairman of Tipton Lakes Company (a real estate development concern), and the non-executive Chairman of the Board of Irwin Management Company.

John A. Nash (58) is Chairman of the Executive Committee, since 1990, and President, since 1985, of the Registrant.
He has been an officer and Director of the Registrant since
1972.

Michael F. Ryan (50) is Vice President-Community Relations of the Registrant since January 2, 1996. He was President of Irwin Union Bank from 1980-1995. He has been an officer since 1976.

<PAGE 7>
Matthew F. Souza (39) is Vice President and Secretary of the
Registrant.  He has been an officer since 1985.

Marie C. Strack (33) is Vice President and Controller of the
Registrant since May of 1992. From 1985 to 1992, Ms. Strack was employed by the public accounting firm of Coopers &
Lybrand L.L.P., as Audit Manager.

Thomas D. Washburn (49) is Senior Vice President and Chief
Financial Officer, since 1980, of the Registrant. He has been an officer since 1976. From 1980 to 1987, Mr. Washburn was Senior Vice President of Irwin Union Bank.

Item 2.  Properties
         ----------
The location and general character of the materially important physical properties of the Registrant and its subsidiaries are as follows:

The main office of Inland Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana. Inland Mortgage also has loan production and satellite offices, including offices acquired on January 1, 1995, located in Flagstaff, Phoenix (3), Prescott, Mesa, Scottsdale, Tempe, and Tucson, Arizona; Antioch, Bakersfield, Concord, Covina, Fresno, Lake Forest, Long Beach, Montclair, Morgan Hill, Orange, Pasadena, Pleasanton, Porterville, Richmond, Sacramento, Salinas, San Francisco, San Mateo, Santa Rosa, Selma, Ventura, Visalia, Walnut Creek, Westlake Village, and Yuba City, California; Castle Rock, Denver, Englewood, and Fort Collins , Colorado; Bethany Beach and Newark, Delaware; Orlando, Florida; Atlanta, Georgia; Aiea, Honolulu, Kailua, and Maui, Hawaii; Decatur and Tinley Park, Illinois; Indianapolis (5), Ft. Wayne, Lafayette, LaPorte, South Bend, and Warsaw, Indiana; Lexington and Louisville, Kentucky; Baton Rouge, Louisiana; Columbia, Crofton, Rockville, and Towson, Maryland; Arden Hills, Bloomington, Burnsville, and Minneapolis, Minnesota; St. Louis, Missouri; Kalispell, Montana; Las Vegas, Nevada; Cape May, New Jersey; Santa Fe (2), New Mexico; Cary, Charlotte, Greensboro, and Raleigh, North Carolina; Dayton, Ohio; Tulsa, Oklahoma; Beaverton and Clackamas, Oregon; West Chester, Pennsylvania; Corpus Christi, Dallas, El Paso, Houston, North Houston, and Plano, Texas; Fredericksburg, Gloucester, Richmond, Springfield, Suffolk, and Woodbridge, Virginia; Bellevue, Battleground, Everett, Orting, Seattle, and Vancouver, Washington; and Madison, Wisconsin. All offices occupied by Inland Mortgage are leased.

The main office of Irwin Union Bank is located in four connected buildings all at 500 Washington Street, Columbus, Indiana. These buildings and one branch building are owned in fee by Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank, and are leased by Irwin Union Bank. Irwin Union Bank owns in fee three of its other thirteen relatively small branch banking premises. The other branch offices are leased. None of the properties owned by Irwin Union Bank are subject to any major encumbrances.

The main office of Investor Services is located at 520 Washington Street, Columbus, Indiana, in a building owned in fee by Investor Services. This property is not subject to any major encumbrance. Investor Services has additional leased offices in Columbus, Indiana, Columbus, Ohio and Raleigh, North Carolina.

The main office of Affiliated, where administrative and lease servicing activities are centered, is located at 707
Skokie Boulevard, Northbrook, Illinois. This office location is leased.

The main office of Irwin Home Equity is located at 2400
Camino Ramon, Suite 375, San Ramon, California. This office location is leased.

<PAGE 8>
The main offices of the Registrant and of White River
Capital Corporation and Irwin Union Credit Insurance
Corporation are located at 500 Washington Street, Columbus,
Indiana in space leased from Irwin Union Bank.

Item 3.  Legal Proceedings
         -----------------
As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities.

As of December 31, 1995, Inland Mortgage was a defendant to a class action lawsuit initiated in the state of Minnesota. The case is currently pending before a federal Multidistrict Litigation Panel in Chicago. Plaintiffs allege that they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Inland Mortgage. This case is among a series of class action cases commenced against a number of mortgage servicers in several states challenging the practices used in connection with the administration of escrow accounts for single family residential mortgages. The litigation is still at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability or potential loss exposure, if any, to which Inland Mortgage might be exposed.

As of December 31, 1995, Inland Mortgage was a defendant to a class action lawsuit initiated in the state of Indiana. The case is currently pending before the Marion County Superior Court. Plaintiffs allege that lenders do not have the right to require borrowers to pay premiums for private mortgage insurance. This case is among a series of class action cases commenced against a number of mortgage lenders in several states challenging the right of mortgage lenders to collect private mortgage insurance payments from borrowers. The litigation is still at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability or potential loss exposure, if any, to which Inland Mortgage might be exposed.

As of December 31, 1995, the Registrant, Home Equity and certain officers of Home Equity were defendants to a preliminary injunction action initiated in the State of California. The case is currently pending in the Superior Court of the State of California in and for the City and County of San Francisco. The plaintiff alleges that defendants misappropriated trade secrets of plaintiff due to the employment by Home Equity of former officers and employees of plaintiff. The litigation has not reached the preliminary injunction hearing stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability or potential loss exposure, if any, to which Home Equity and the other named defendants might be exposed.

Except as described above, there is no material pending litigation in which the Registrant or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to the Registrant in which any director, officer or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
No matters were submitted during the fourth quarter of 1995, to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

                           PART II

Item 5.  Market for Registrant's Common Equity and Related
         ---------------------------------------------------
Stockholder Matters
-------------------
The Common Stock of the Registrant is quoted on the National Association of Securities Dealers Automated Quotation System National Market System (NASDAQ-NMS - trading symbol, IRWN).

<PAGE 9>
The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Registrant's Common Stock in each quarter of the two most recent calendar years. The Common Stock was approved for quotation in NASDAQ-NMS commencing on September 15, 1992. Accordingly, fourth quarter 1992 stock prices reflect high and low sale transactions. All other stock prices reflect interdealer quotations reported by NASDAQ prior to the commencement of National Market System trading, without retail mark-up, mark-down or conversion, and may not necessarily represent actual transactions. All data have been adjusted for stock splits. The approximate number of shareholders of record on March 12, 1996 was 1,443.

Stock Prices and Dividends:

                 High     Low      Quarter    Cash      Total
                   $      $        End        Dividend  Dividends
                                   $          $         For Year
                                                        $
1994

First Quarter    25 1/2   21 3/4    22 3/4      0.090
Second Quarter   23 3/4   20 1/2    22 1/4      0.090
Third Quarter    28       21        27 1/4      0.090
Fourth Quarter   27 3/4   25 1/2    26 3/4      0.090    0.36


1995

First Quarter    31 3/4  27 1/2    31           0.110
Second Quarter   35 1/4  31        34 1/2       0.110
Third Quarter    36 1/2  34 1/2    35 1/2       0.110
Fourth Quarter   40 1/4  35 1/4    39 7/8       0.110    0.44

The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 21, 1995, the Registrant's Board of Directors approved an increase in the Registrant's quarterly dividend to $.11 per share which dividend rate was unchanged as of December 31, 1995. Dividends paid by Irwin Union Bank to the Registrant are restricted by banking law. See Note 14 of Notes to the Consolidated Financial Statements in the attached Annual Report to Shareholders.

Item 6.  Selected Financial Data
         -----------------------
The information contained in the Annual Report to Shareholders for the year ended December 31, 1995, under the caption "Five-Year Selected Financial Data", is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
Condition and Results of Operations
-----------------------------------
The information set forth under the caption "Management's
Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders for the year ended December 31, 1995, is incorporated herein by reference in response to this item.

Item 8.  Financial Statements and Supplementary Data
         -------------------------------------------
Consolidated financial statements of the Registrant and its subsidiaries are contained in the Annual Report to Shareholders for the year ending December 31, 1995, under the caption "1995 Financial Statements and Other Financial
Information", and are incorporated herein by reference in response to this item. The financial statement schedules required under Regulation S-X are filed as "Financial
Statement Schedules" pursuant to Item 14 hereof.

<PAGE 10>
Item 9.  Changes in and Disagreements With Accountants on
         -----------------------------------------------
Accounting and Financial Disclosure
-----------------------------------
In connection with the audits of the Registrant for the two most recent fiscal years ended December 31, 1995, the Registrant has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.
                          PART III

Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------
The information contained in the proxy statement of the Registrant for the 1996 Annual Meeting of Shareholders under the caption "Election of Directors", on pages 4 through 6, inclusive, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation
          ----------------------
The information contained in the proxy statement of the Registrant for the 1996 Annual Meeting of Shareholders under the captions "Election of Directors - Outside Director Restricted Stock Compensation Plan", "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" on pages 7 through 17, inclusive, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners
          -----------------------------------------------
and Management
--------------
The information contained in the proxy statement of the Registrant for the 1996 Annual Meeting of Shareholders, under the captions "Voting Securities and Principal Holders" and "Security Ownership of Management", on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------
The information contained in the proxy statement of the Registrant for the 1996 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 18 and 19, is incorporated herein by reference in response to this item.

<PAGE 11>
                           PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          -------------------------------------------------------------
          8-K
          ---
                                                   Page #

a.   Documents filed as a part of this Report:   Form    Annual
                                                 10-K    Report

     1.   Financial Statements:
          --------------------
          A. Irwin Financial Corporation and
             Subsidiaries:

          Report of Coopers & Lybrand L.L.P.,
          Independent Accountants                17

          Consolidated Statement of Income
          for the years ended December 31, 1995,
          1994, and 1993                                    89

          Consolidated Balance Sheet as of
          December 31, 1995, and 1994                       90

          Consolidated Statement of Changes in
          Shareholders' Equity for the years
          ended December 31, 1995, 1994 and
          1993                                               91

          Consolidated Statement of Cash Flows
          for the years ended December 31, 1995,
          1994, and 1993                                     92

          Notes to Consolidated Financial Statements         93

The above listed report, financial statements, and the notes thereto, set forth on pages 89 through 93 of the Registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

     2.   Financial Statement Schedules
          -----------------------------
          Report of Independent Accountants,
          Coopers & Lybrand L.L.P.                  17

          Schedule I - Indebtedness to
          Related Parties                           18

Schedules other than that listed above are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

<PAGE 12>

     3.   Exhibits
           --------
          A. Exhibits to Form 10-K

                                                  Sequential
Number Assigned                                   Numbering
in Regulation                                     System Page
S-K Item 601      Description of Exhibit          Number of
------------      ----------------------          Exhibit
                                                  -------

 (2)                    No exhibit.

 (3) (i)          3(a)  Amended Articles of
                       Incorporation, dated
                       December 29, 1972.
                       (Incorporated by
                       reference to Exhibit 3(a)
                       to Form 10-K Report for
                       year ended December 31,
                       1985, File No. 0-6835.)

                  3(b)  Articles of Amendment,
                       dated March 30, 1973.
                       (Incorporated by
                       reference to Exhibit 3(b)
                       to Form 10-K Report for
                       year ended December 31,
                       1985, File No. 0-6835.)

                  3(c)  Articles of Amendment,
                       dated September 4, 1990.
                       (Incorporated by
                       reference to Exhibit 3(d)
                       to Form 10-K Report for
                       year ended December 31,
                       1990, File No. 0-6835.)

                  3(d)  Articles of Amendment,
                       dated April 30, 1992.
                       (Incorporated by
                       reference to Exhibit 3(d)
                       to Form 10-K Report for
                       year ended December 31,
                       1992, File No. 0-6835.)

                  3(e)  Articles of Amendment,
                       dated April 26, 1994.
                       (Incorporated by
                       reference to Exhibit 3(e)
                       to Form 10-K Report for
                       year ended December 31,
                       1994, File No. 0-6835.)

     (ii)         3(a)  Code of By-Laws as              19
                       amended to date.

 (4)              4(a)  Specimen stock
                       certificate.
                       (Incorporated by
                       reference to Exhibit 4(a)
                       to Form 10-K Report for
                       year ended December 31,
                       1994, File No. 0-6835.)


<PAGE 13>
                  4(b)  Certain instruments
                       defining the rights of
                       the holders of long-term
                       debt of the Registrant
                       and certain of its
                       subsidiaries, none of
                       which authorize a total
                       amount of indebtedness in
                       excess of 10% of the
                       total assets of the
                       Registrant and its
                       subsidiaries on a
                       consolidated basis, have
                       not been filed as
                       Exhibits.  The Registrant
                       hereby agrees to furnish
                       a copy of any of these
                       agreements to the
                       Commission upon request.

 (9)                    No exhibit.

(10)              10(a) Amended 1986 Stock Option
                       Plan.  (Incorporated by
                       reference to Exhibit
                       10(b) to Form 10-K Report
                       for year ended December
                       31, 1991, File No. 0-
                       6835.)

                  10(b) Amended and Restated
                       Management Bonus Plan.
                       (Incorporated by
                       reference to Exhibit
                       19(a) to Form 10-K Report
                       for year ended December
                       31, 1986, File No. 0-
                       6835.)

                  10(c) Long-Term Management
                       Performance Plan.
                       (Incorporated by
                       reference to Exhibit
                       10(d) to Form 10-K Report
                       for year ended December
                       31, 1986, File No. 0-
                       6835.)

                  10(d) Long-Term Incentive Plan
                       - Summary of Terms.
                       (Incorporated by
                       reference to Exhibit
                       10(e) to Form 10-K Report
                       for year ended December
                       31, 1986, File No. 0-
                       6835.)

                  10(e) Irwin Financial
                       Corporation Employees'
                       Stock Purchase Plan.
                       (Incorporated by
                       reference to Exhibit
                       10(f) to Form 10-K Report
                       for year ended December
                       31, 1991, File No. 0-
                       6835.)

                  10(f)  Employee Stock Purchase
                       Plan II.  (Incorporated
                       by reference to Exhibit
                       10(f) to Form 10-K Report
                       for year ended December
                       31, 1994, File No. 0-
                       6835.)

                  10(g) Amended Irwin Financial
                       Corporation Outside
                       Directors Restricted
                       Stock Compensation Plan.
                       (Incorporated by
                       reference to Exhibit
                       10(g) to Form 10-K Report
                       for year ended December
                       31, 1991, File No. 0-
                       6835.)

                  10(h) Irwin Financial
                       Corporation 1992 Stock
                       Option Plan.
                       (Incorporated by
                       reference to Exhibit
                       10(h) to Form 10-K report
                       for year ended December
                       31, 1992, File No. 0-
                       6835.)

<PAGE 14>

                  10(i) Amended Irwin Financial          34
                       Corporation Outside
                       Director Restricted Stock
                       Compensation Plan.

(11)              11(a) Computation of Earnings          43
                       Per Share.

(12)                    No exhibit.

(13)              13(a) Registrant's 1995 Annual         44
                       Report to Shareholders.
                       This exhibit contains
                       such portions thereof
                       that have been
                       incorporated by reference
                       into this Report.

(16)                    No exhibit.

(18)                    No exhibit.

(21)              21(a) Subsidiaries of the             122
                       Registrant.

(22)                    No exhibit.

(23)              23(a) Consent of Independent          123
                       Accountants.

(24)                    No exhibit.

(27)                    Financial Data Schedule.        124

(28)                    No exhibit.

(99)              99(a) Annual Report on Form 11-
                       K for the Irwin Union
                       Corporation Employees'
                       Savings Plan for the year
                       ending December 31,
                       1995.*

                  99(b) Annual Report on Form 11-
                       K for the Inland Mortgage
                       Corporation Employees'
                       Savings Plan for the year
                       ending December 31,
                       1995.*


*  To be filed by amendment pursuant to Rule 15d-21.

b.   Reports on Form 8-K
      -------------------
     None.

<PAGE 15>
                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   IRWIN FINANCIAL CORPORATION

Date:  March 25, 1996            By:     William I. Miller
                                      -------------------------
                                           William I. Miller,
                                           Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                           Capacity with
       Signature             Registrant             Date
       ---------             ----------             ----


Sally A. Dean                 Director        March 25, 1996
-----------------------
Sally A. Dean

David W. Goodrich             Director        March 25, 1996
-----------------------
David W. Goodrich


John T. Hackett               Director        March 25, 1996
-----------------------
John T. Hackett


William H. Kling              Director        March 25, 1996
-----------------------
William H. Kling


John C. McGinty, Jr.          Director        March 25, 1996
-----------------------
John C. McGinty, Jr.


Irwin Miller                  Director        March 25, 1996
-----------------------
Irwin Miller


William I. Miller        Director, Chairman   March 25, 1996
-----------------------     of the Board
William I. Miller            (Principal
                         Executive Officer)


John A. Nash             Director, Chairman   March 25, 1996
-----------------------   of the Executive
John A. Nash                  Committee


<PAGE 16>

Lance R. Odden                Director         March 25, 1996
-----------------------
Lance R. Odden


James T. Sakai                Director         March 25, 1996
-----------------------
James T. Sakai


Theodore M. Solso             Director         March 25, 1996
-----------------------
Theodore M. Solso

Thomas D. Washburn          Senior Vice        March 25, 1996
-----------------------      President
Thomas D. Washburn           (Principal
                            Financial Officer)



Marie C. Strack          Vice President and    March 25, 1996
-----------------------      Controller
Marie C. Strack              (Principal
                             Accounting
                              Officer)