Form 10-Q
period 1996-03-31
IRWIN FINANCIAL CORPORATION
filed 1996-05-13
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          March 31, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
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

Yes        No

As of April 30, 1996, there were outstanding 5,674,349 common shares, no par value, of the Registrant.

XXX  PAGE 1  XXX

Part I. Financial Information

Item I.  Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                           March 31,     December 31,
                                           1996          1995
                                           ------------  -------------
ASSETS
Cash and due from banks                    $ 42,685,946   $49,256,953
Federal funds sold                           10,000,000    15,000,000
                                           ------------  -------------
      Cash and cash equivalents              52,685,946    64,256,953
Interest-bearing deposits with financial
  institutions                               10,558,704     7,937,740
Investment securities (Market value:
 $62,452,798 in 1996 and $61,884,464
 in 1995) - Note 2                           61,743,243     60,869,413
Mortgage loans held for sale - Note 3       445,866,302    378,658,247
Loans and leases, net of unearned income -
 Note 4                                     450,659,920    412,524,601
Less:  Allowance for possible loan and lease
  losses - Note 5                            (5,187,617)    (4,620,167)
                                           -------------  -------------
                                            445,472,303    407,904,434
Mortgage servicing rights - Note 6           51,379,153     48,535,326
Accrued interest receivable                   4,393,255      4,239,435
Premises and equipment                       17,036,874     16,377,889
Other assets                                 77,997,780     49,527,138
                                           -------------  -------------
                                         $1,167,133,560 $1,038,306,575
                                           ============= =============
LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
   Noninterest-bearing                     $245,699,387   $207,379,192
   Interest-bearing                         299,759,987    302,543,544
   Certificates of deposits over $100,000    79,660,270     54,075,911
                                           ------------- -------------
                                            625,119,644    563,998,647
Short-term borrowings - Note 7              359,610,389    310,278,659
Long-term debt - Note 8                      19,468,995     21,574,792
Other liabilities                            59,137,596     43,237,996
                                           ------------- -------------
     Total liabilities                    1,063,336,624    939,090,094
                                           ------------- -------------

Shareholders' equity
 Preferred stock, no par value--authorized
    50,000 shares; none issued                        0              0
 Common stock, no par value -- authorized
    7,500,000 shares; issued 5,850,520 shares
    in 1996 and 1995; including 178,307
    and 185,604 shares in treasury in 1996 and
    1995 , respectively.                     29,965,287     29,965,287
 Additional paid in capital                      78,200              0
Unrealized loss on investment securities        (10,953)        (9,657)
Retained earnings                            78,956,554     74,647,711
                                           -------------  -------------
                                            108,989,088    104,603,341
Less treasury stock, at cost                 (5,192,152)    (5,386,860)
                                           -------------  -------------
       Total shareholders' equity           103,796,936     99,216,481
                                           -------------  -------------
                                         $1,167,133,560 $1,038,306,575
                                           ============= =============

The accompanying notes are an integral part of the consolidated financial statements

XXX  PAGE 2  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME           Three Months Ended
                                                 March 31,
                                            1996         1995
Interest income:                            -----------  -----------
Loans and Leases                            $10,877,427  $ 7,853,587
 Investment securities:
   Taxable                                    1,097,820    1,224,666
   Tax-exempt                                    93,878      113,134
 Loans held for sale                          7,125,629    2,744,381
 Federal funds sold                             620,808      616,782
                                            -----------  -----------
     Total interest income                   19,815,562   12,552,550
                                            -----------  -----------
Interest expense:
 Deposits                                     4,368,818    2,951,718
 Short-term borrowings                        4,136,061    1,354,639
 Long-term debt                                 413,241      395,778
                                            -----------  -----------
     Total interest expense                   8,918,120    4,702,135
                                            -----------  -----------
Net interest income                          10,897,442    7,850,415
Provision for possible loan and lease losses    944,000      650,000
                                            -----------  -----------
Net interest income after provision for possible
  loan and lease losses                       9,953,442    7,200,415
                                            -----------  -----------
Other income:
 Loan origination fees                       10,968,931    4,769,936
 Gain /(loss) from sales of loans             7,611,496     (638,521)
 Loan servicing fees                         11,855,807    8,765,504
 Gain on sale of mortgage servicing           1,187,849    9,275,544
 Brokerage fees and commissions                 827,362      661,761
 Trust fees                                     559,890      495,546
 Service charges on deposit accounts            350,623      230,075
 Insurance commissions, fees and premiums       416,806      315,429
 Other                                          521,471      706,557
                                            -----------  -----------
                                             34,300,235   24,581,831
                                            -----------  -----------
Other expense:
 Salaries                                    18,274,982   12,290,692
 Pension and other employee benefits          3,181,098    2,608,793
 Office expense                               2,642,271    2,146,175
 Premises and equipment                       3,291,795    2,570,291
 Amortization of mortgage servicing rights    2,127,654      555,000
 Marketing and development                    2,444,940    1,214,704
 Other                                        3,853,701    2,431,716
                                            -----------  -----------
                                             35,816,441   23,817,371
                                            -----------  -----------
              Income before income taxes      8,437,236    7,964,875
Federal income taxes                          2,599,000    2,706,000
State income taxes                              850,000      765,000
                                            -----------  -----------
              Net income                    $ 4,988,236  $ 4,493,875
                                            ===========  ===========
Net income per share of Common Stock -Note 1$      0.86  $      0.78
                                            ===========  ===========
Dividends per share of Common Stock         $      0.12  $      0.11
                                            ===========  ===========
Weighted average shares of Common Stock
 outstanding                                  5,790,800    5,742,372
                                            ===========  ===========

The accompanying notes are an integral part of the consolidated financial statements

XXX  PAGE 3  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
                                          March 31, 1996 March 31, 1995
                                            ------------ -------------
Net income                                  $ 4,988,236  $  4,493,875
Adjustments to reconcile net income to cash
provided by operating activities:
  Depreciation and amortization               3,618,080     1,625,710
  Provision for possible loan and lease losses  944,000       650,000
  Amortization of premiums, less accretion
   of discounts:
     Held-to-maturity                           445,151       (54,913)
     Available-for-sale                          13,925         9,251
Mortgage loan originations               (1,247,564,138) (476,877,763)
  Sales of mortgage loans                 1,180,356,083   456,714,383
  Gain on sale of mortgage servicing         (1,187,849)   (9,275,544)
  Other, net                                (13,396,815)   (7,476,938)
                                            ------------ -------------
Net cash (used) by operating activities     (71,783,327)  (30,191,939)
Lending and investing activities:
  Proceeds from maturities/calls of investment
  securities:
     Held-to-maturity                            610,000   11,523,225
     Available-for-sale                       25,777,857    7,004,762
Purchase of investment securities:
     Held-to maturity                         (4,445,078)  (3,000,000)
     Available-for-sale                      (23,275,685)  (5,254,542)
  Net decrease (increase) in interest-bearing
     deposits with financial institutions     (2,620,964)     995,631
  Net increase in loans                      (38,511,869) (28,758,736)
  Net additions to premises and equipment     (1,478,754)  (1,514,032)
  Purchase of mortgage servicing             (23,636,067)  (3,850,035)
  Proceeds from sale of mortgage servicing    19,852,435   11,551,247
                                            ------------- -------------
Net cash (used) by lending and investing
activities                                   (47,728,125) (11,302,480)
Financing activities:
  Net increase in deposits                    61,120,997   27,261,896
  Net increase in short-term borrowings       49,331,730    3,733,225
  Repayment of long-term debt                 (2,105,797)  (2,201,684)
  Purchase of treasury stock                           0     (474,248)
  Proceeds from sale of stock for stock
   purchase plan                                 273,985      202,243
  Dividends paid                                (680,470)    (618,061)
                                            -------------  -------------
    Net cash provided by financing
     activities                              107,940,445   27,903,371
                                            ------------ ------------
Net increase in cash and cash equivalents    (11,571,007) (13,591,048)
Cash and cash equivalents at beginning of
    year                                      64,256,953   50,840,452
                                            ------------ ------------
Cash and cash equivalents at end of year     $52,685,946  $37,249,404
                                            ============ ============
Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                 $8,653,823   $4,493,671
                                            ============ =============
     Income taxes                                      0 $    619,990
                                            ============ =============

The accompanying notes are an integral part of the consolidated financial statements

XXX  PAGE 4  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

CONSOLIDATION:

Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States. The Corporation is engaged in the mortgage banking, commercial banking, home equity lending, equipment leasing, and investor services lines of business. Intercompany balances and transactions have been eliminated in consolidation. Significant accounting policies followed by the Corporation are consistent with those followed for annual financial reporting. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.

INCOME PER SHARE:

Income per share computations are based on the weighted average number of common shares outstanding during the year.

MORTGAGE BANKING:

The Corporation adopted SFAS No. 122, "Accounting for Mortgage Servicing Rights" in the second quarter of 1995. This standard prohibits retroactive application. Accordingly, the 1995 first quarter financial results were accounted for under the original SFAS No. 65.

SFAS No. 122 requires that a portion of the cost of originating a mortgage loan be allocated to the mortgage servicing right based on its fair value relative to the loan as a whole. To determine the fair value of the servicing rights created since the second quarter of 1995, the Corporation used the market prices under comparable servicing sale contracts, when available, or alternatively used a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing rights. In using this valuation method, the Corporation incorporated assumptions that it is believed market participants would use in estimating future net servicing income which included estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds and default rates. Capitalized servicing rights are amortized over the estimated lives of the related loans, which are grouped based on loan characteristics, in proportion to estimated net servicing income.

In determining servicing value impairment at the end of the quarter, the post-implementation servicing portfolio was disaggregated into its predominant risk characteristics. The Corporation has determined those risk characteristics to be loan type and investor type. These segments of the portfolio were then valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current assumptions. The calculated value was then compared with the book value of each segment to determine if a reserve for impairment was required. No reasonable estimate can be made of the range of amounts of loss or gain.

The effect of the change in accounting standards to first quarter
1996 results was an increase to net income of $5,200,000 over what would have been earned under SFAS No. 65.

STOCK-BASED COMPENSATION:

The Corporation adopted SFAS No. 123 "Accounting for Stock-Based Compensation" on January 1, 1996. Under the provisions of this standard, the Corporation must disclose what compensation expense would have been if the fair value of stock-based compensation had been included. Because the Corporation issued no stock awards in the three-month periods ended March 31, 1996 and 1995, there would be no effect on compensation expense.

RECLASSIFICATIONS:

Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

XXX  PAGE 5  XXX

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $18,253 and $16,093 on available-for-sale securities at March 31, 1996 and December 31,1995, respectively, are summarized as follows:

                                            March 31,    December 31,
                                            1996         1995
                                          -----------  ------------
Held-to-Maturity
  U.S. Treasury and Government obligations  $33,592,234  $26,914,375
  Obligations of states and political
  subdivisions                                5,895,093    6,490,223
  Mortgage-backed securities                  6,165,616    8,858,431
                                            -----------  ------------
Total Held-to-Maturity                       45,652,943   42,263,029
                                            -----------  ------------
Available-for-Sale
  U.S. Treasury and Government obligations   16,090,300   15,359,438
  Mortgage-backed securities                          0    3,246,946
                                            -----------  -----------
Total Available-for-Sale                     16,090,300   18,606,384
                                            -----------  -----------
Total Investments                           $61,743,243  $60,869,413
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

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                           March 31,    December 31,
                                           1996         1995
                                           ------------ -------------
Commercial, financial and agricultural     $164,175,665  $150,311,871
Real estate-construction                     40,299,628    36,125,577
Real estate-mortgage                        143,252,020   108,350,683
Consumer                                     55,397,770    67,755,702
Lease financing                              58,474,168    60,979,310
Unearned income                             (10,939,331)  (10,998,542)
                                           ------------- -------------

                                           $450,659,920  $412,524,601
                                           ============  ============

XXX  PAGE 6  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:
                                            March 31,    December 31,
                                            1996         1995
                                            ----------   -----------
Balance at beginning of year                $4,620,167   $3,863,223

Provision for possible loan and lease losses   944,000    3,073,000
Reduction due to sale of loans                (193,693)    (215,833)
Recoveries                                     141,802      389,674
Charge-offs                                   (324,659)  (2,489,897)
                                            -----------  -----------
Balance at end of period                    $5,187,617   $4,620,167
                                            ==========   ==========

NOTE 6 - MORTGAGE SERVICING RIGHTS

Included on the consolidated balance sheet at March 31, 1996 and December 31, 1995 are $51,379,153 and $48,535,326, respectively, of capitalized mortgage servicing rights. These amounts relate to the principal balances of mortgage loans serviced by the Corporation for investors which total $9,970,386,225 and $10,301,914,063 at March 31, 1996 and December 31, 1995, respectively. Although they are not generally held for purposes of sale, there is an active secondary market for mortgage servicing rights.


NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                            March 31,    December 31,
                                            1996         1995
                                            -----------  -----------
Repurchase agreements and drafts payable related
  to mortgage loan closings               $293,592,892  $225,872,594
Commercial Paper                            26,053,497    21,722,935
Federal funds                               10,199,000    40,000,000
 Other                                      29,765,000    22,683,130
                                            -----------  ------------
                                          $359,610,389  $310,278,659
                                           ===========   ===========

Repurchase agreements at March 31, 1996 and December 31, 1995, include $193,800,249 and $151,104,931, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

XXX  PAGE 7  XXX

Drafts payable related to mortgage loan closings totaled $91,661,422 and $69,395,883 at March 31, 1996 and December 31, 1995,
respectively. These borrowings are related to mortgage closings at the end of March which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 6.13% to the lenders' prime rate.


NOTE 8 -- LONG-TERM DEBT

Long-term debt at March 31, 1996 of $19,468,995 consists of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through August 30, 2001. Long-term debt as of December 31, 1995 was $21,574,792 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5,1996 to April 30, 2001.

XXX  PAGE 8  XXX

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the first quarter ended March 31, 1996, was $5.0 million, up 11.0% from the first quarter 1995 net income of $4.5 million. Net income per share was $0.86 for the first quarter of 1996 as compared to $0.78 for the same period in 1995. Return on equity for the first quarter of 1996 was 19.69%, down from 22.35% in 1995.

LINES OF BUSINESS

Irwin Financial Corporation has six lines of business:

- -Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
- -Community banking (Irwin Union Bank and Trust)
- -Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)
- -Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank and Trust)
- -Investor services (Irwin Union Investor Services)
- -Credit insurance (Irwin Union Credit Insurance Corporation)

     Listed below are the earnings by line of business for the three months ended March 31, 1996, as compared to the similar period in 1995:

                                   Three Months
                                  Ended  March 31,
                                1996       1995
                              ----------   ----------
Mortgage banking              $5,293,593   $4,647,097
Community banking              1,212,231      875,998
Home equity lending           (2,005,150)    (992,580)
Equipment leasing                (28,270)    (118,455)
Investor services                 62,260       79,800
Credit insurance                  41,933        3,354
Parent (including consolidating
  entries)                       411,639       (1,339)
                              ----------   ----------
                              $4,988,236   $4,493,875
                              ==========   ==========

XXX  PAGE 9  XXX

MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                       Three Months
                                      Ended March 31,
                                   1996         1995
                                   -------      -------
 Selected Income Statement Data:

 Loan origination fees         $   10,891   $  4,730
 Gain (loss) from sales of loans    7,296       (639)
 Loan servicing fees               10,765      8,766
 Net interest income                4,211      2,517
 Gain on sale of servicing          1,188      9,275
 Other income                         196        230
 Operating expense                 25,667     17,025
                               ----------   --------
 Income before tax                  8,880      7,854
 Income tax                         3,586      3,207
                               ----------   --------
 Net income                    $    5,294   $  4,647
                               ==========   ========

 Return on average equity          37.14%     38.71%
 Mortgage loan closing         $1,247,564   $476,878
                               ==========   ========

 SELECTED OPERATING DATA:      March 31,    December 31,
                               1996         1995
                               ----------   -----------

 Servicing portfolio           $9,970,386   $10,301,914
 Mortgage loans held for sale     354,205       309,262
 Mortgage servicing rights         51,904        48,535

Net income for the first quarter was $5.3 million, up 13.9% from the same period in 1995. A favorable interest rate environment in the first quarter of 1996 contributed to an increase in mortgage loan originations which were up 161.6% to $1.2 billion. A significant factor in this increase was the rise in refinancing activity. Refinanced loans originated in the first quarter of 1996 totaled $427.9 million, an increase of $412.2 million compared with the amount of refinances originated during the same period in 1995. Loan origination fees increased $6.2 million or 130.2% from the first quarter of 1995.

      On April 1, 1995, the Corporation adopted Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" (SFAS 122). Under the new accounting rules, the Corporation recognizes as assets the fair value of all mortgage servicing rights either originated or purchased. SFAS 122 does not permit the restatement of results for prior periods to reflect the new accounting treatment. Accordingly, the first quarter 1995 mortgage banking activities were accounted for under the previous accounting method, which treated originated mortgage servicing rights differently from those purchased. Therefore, it is difficult to compare 1996 mortgage banking results with those of 1995.

XXX  PAGE 10  XXX

      Gains from the sales of mortgage loans were $7.3 million in the first quarter of 1996, up from a loss of $0.6 million in 1995. This improvement reflects the new accounting treatment under SFAS 122. It was partially offset however, by larger marketing losses and pricing concessions which totaled $2.0 million in 1996, up $1.4 million from a year earlier.

      During the first quarter of 1996, $1.1 billion of mortgage servicing rights were sold, up from first quarter 1995 servicing sales of $483.9 million. These servicing rights had been originated since the adoption of SFAS 122 and were sold, in part, to hedge against losses in the value of capitalized servicing rights which could result from declining interest rates. Prior to the adoption of SFAS 122, the sale of retail-originated servicing rights created GAAP income equal to the market value of the servicing. This was an important factor in decisions to sell servicing. The elimination of this factor by SFAS 122 makes it difficult to compare the amount of servicing sold and income generated by the sale to sales in prior periods.

      The mortgage servicing portfolio totaled $10.0 billion as of March 31, 1996, an increase of 15.4% over March 31, 1995 and a decline of 2.9% from December 31, 1995. Capitalized mortgage servicing rights totaled $51.9 million at March 31, 1996, compared to $19.9 million at March 31, 1995 and $48.5 at December 31, 1995. The increase from March 31, 1995 reflects the adoption of SFAS 122 in the second quarter of 1995. Included in first quarter 1996 net income is $2.1 million of amortization expense relating to the mortgage servicing rights, up from $0.6 million in the first quarter of 1995.

      As a result of the increase in mortgage loan closings from the same quarter in 1995, net interest income was up in the first quarter of 1996. Net interest income for the three months ended March 31, 1996 was $4.2 million, up 67.3% from the first quarter 1995.

      Operating expenses, excluding amortization expense, were up $7.1 million or 43.0% from the first quarter of 1995. The increase is the result of the significant expansion of mortgage production activities which occurred throughout 1995 and continued in the first quarter of 1996.

XXX  PAGE 11  XXX

COMMUNITY BANKING

Selected Financial Data (shown in thousands):

                                               Three Months
                                              Ended March 31,
                                            1996          1995
                                            --------  ----------
Selected Income Statement Data:
Net interest revenue                        $4,549       $4,181
Provision for loan and lease losses           (526)        (433)
Other income                                 2,343        1,410
Operating expense                            4,439        3,806
                                           -------      -------
Income before tax                            1,927        1,352
Income tax                                     715          476
                                           -------      -------
Net income                                  $1,212       $  876
                                           =======      =======

Return on average assets                     1.13%        0.89%

                                         March 31,    December 31,
Selected Balance Sheet Data:             1996         1995
                                         ---------    ---------
Cash and investments                     $115,791     $117,361
Loans and leases                          312,889      310,083
Allowance for loan and lease losse         (4,006)      (3,668)
All other assets                           14,837       15,289
                                        ---------    ---------
Total assets                             $439,511     $439,065
                                        =========    =========

Deposits                                 $395,696     $400,149
All other liabilities                      13,534       10,846
                                        ---------     --------
Total liabilities                        $409,230     $410,995
                                        =========     ========
Shareholder's equity                     $ 30,281     $ 28,070
                                        =========     ========

     Community banking activities are conducted by Irwin Union Bank through locations in six counties in south-central Indiana. Results in each period include the income and expenses of trust operations and are reported by the community bank effective
January 1, 1996. Net income was up $336.2 thousand from 1995, or 38.4% to $1.2 million. For the first quarter, net interest income improved $368.0 thousand, or 8.8%, from 1995. The provision for loan and lease losses was $526.0 thousand, up $93.0 thousand from a year earlier. The increased net interest income and provision for loan and lease losses are reflective of a 12.7% increase in the loan and lease portfolio from the first quarter of 1995. The growth results from the community bank's continued penetration of new markets in south-central Indiana.


XXX  PAGE 12  XXX

     Following is an analysis of the community bank's net interest income and net interest margin computed on a tax equivalent basis:

                            For the Three Months
                              ended March 31
                  1996                          1995
           ---------------------------          ----------------------------


(In thousands)  Average  Interest  Yield/Rate  Average Interest  Yield/Rate
                Balance                        Balance
                -------  -------   ---------   -------  --------  ---------
Interest -
earning assets  $399,179  $ 8,356    8.42%    $341,127   $7,134       8.48%
Interest -
bearing
 liabilities    $336,794  $ 3,807    4.55%    $285,401   $2,964       4.21%
                         --------                        --------

Net interest
 income              -    $ 4,549        -           -   $4,170           -

Net interest
 margin              -          -    4.58%           -       -        4.96%

     The decline in net interest margin is principally attributed to a sale of consumer loans. The proceeds from this sale were temporarily reinvested in lower yield assets, pending the ongoing origination of new consumer loans.

      Other income in the first quarter was up $933.9 thousand or 66.2% from the first quarter of 1995. Included in this increase was $315.6 thousand from the sale of mortgage and consumer loans, as well as a $227.6 thousand increase in service charges on deposit accounts.

      Other expenses were up $633.2 thousand, or 16.6%. The increase was principally due to expanded operations in new markets.

HOME EQUITY LENDING
Selected Financial Data (shown in thousands):

                                               Three Months
                                              Ended March 31,
                                            1996          1995
                                           --------  ----------
Selected Income Statement Data:
Net interest revenue                      $  908       $   42
Provision for loan and lease losses         (266)         (17)
Loan servicing fees                          976            0
Other income                                  14            0
                                         --------     --------
Total net revenues                         1,632           25
Operating expense                          3,637        1,018
                                         -------      -------
Pre tax loss                             ($2,005)       ($993)
                                         =======      =======

XXX  PAGE 13  XXX

                                        March 31,    December 31,
Other Selected Financial Data:         1996         1995
                                       ---------    ---------
Home equity loans, net of allowance     $ 66,836    $ 36,225
                                       =========    =========
Servicing portfolio                      113,817      86,691
                                       =========    =========

The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

      The home equity lending business recorded a pre-tax loss of $2.0 million in the first quarter of 1996, compared with a pre-tax loss of $1.0 million a year earlier. Total net revenues of $1.6 million are up from $25.0 thousand in 1995 and include loan servicing fees of $1.0 million. Operating expenses of $3.6 million are up 257.5% over the previous year as the business continued to expand its production capacity.

      The business' owned portfolio of home equity loans totaled $66.8 million at March 31, 1996, up from $2.0 million at March 31, 1995 and $36.2 million at December 31, 1995. Loan volume for the first quarter of 1996 was $30.9 million compared to $1.9 million a year earlier.

EQUIPMENT LEASING

      The equipment leasing business recorded a pre-tax loss of $28.3 thousand compared to a pre-tax loss of $118.5 thousand in the first quarter 1995. Net interest revenue was up $19.9 thousand, or 2.0% year-over-year. Total net revenues increased 21.0% to $1.0 million. Operating expenses were up $88.3 thousand or 9.1% to $1.1 million.

      Although lease volume has grown significantly since the acquisition of the business in 1990, market changes in the industry in recent years have caused the business' growth to slow. In response to changing customer needs, in late 1995 the business began entering into new private-label financing agreements with several equipment manufacturers and has launched a revolving credit product to complement its lease products. Lease and loan volume of $7.7 million in the first quarter increased 20.7% from 1995.


INVESTOR SERVICES

Earnings for investor services were $62.3 thousand in the first quarter of 1996 compared to $79.8 thousand in the same period a year earlier. CD placements totaled $192.9 million, up 4.5% from 1995. Brokerage fees were up 8.4% to $643.6 thousand in 1996. Operating expenses totaled $613.7 thousand in the first quarter of 1996, up 12.7% from $544.3 thousand in 1995.

      Consistent with the change in the reporting of trust operations effective January 1, 1996, results for the investor services line of business include only institutional brokerage and advisory services.

XXX  PAGE 14  XXX

PARENT COMPANY (INCLUDING CONSOLIDATING ENTRIES)

Parent Company net income for the first quarter of 1996 was $408.6 thousand compared to a loss of $1.7 thousand in 1995. The improvement is due to the income tax benefits generated at the home equity lending and equipment leasing businesses which are recorded on the parent's books. These benefits totaled $900.8 thousand in 1996, compared with $272.9 thousand in 1995. The tax benefits were partially offset by a 21.6% increase in operating expenses which totaled $1.2 million in 1996.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the first quarter of 1996 totaled $10.9 million, up 38.8% from the first quarter of 1995. The increase was due to a combination of factors throughout the Corporation. The mortgage banking business recorded increased net interest revenue as a result of the increased production of mortgage loans during the first quarter of 1996. Increases at the community banking and home equity lending businesses correspond to growth in the loan portfolios in each of those businesses.

     The loan and lease loss provision was $944.0 thousand for the first quarter of 1996, as compared to $650.0 thousand for the same period in 1995. This increase reflects the growth in the community bank and home equity loan portfolios.

     Other income was up 39.5% in the first quarter of 1996 to $34.3 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage loan originations, sales, servicing, and the sale of servicing were $30.1 million for the first quarter, up $8.0 million from the first quarter of 1995.

      Other expense also increased in 1996 as the first quarter was up $12.0 million or 50.4% from 1995. This increase is primarily due to the growth of the Corporation through its continued investment in the home equity lending business, the expansion of the mortgage production system, and the community bank's growth in new markets. Also contributing to the increase was $1.6 million of additional amortization expense associated with mortgage servicing rights capitalized as a result of the adoption of SFAS 122 in the second quarter of 1995.

     The effective income tax rate for the Corporation was 40.9% in the first quarter of 1996 compared to 43.6% in 1995. The 1995 rate reflects an adjustment made to increase income tax accruals.

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of Irwin Financial Corporation at March 31, 1996, were $1.2 billion, an increase of 12.4% from December 31, 1995 total assets of $1.0 billion. The increase was attributed to an increase in mortgage loans held for sale of $67.2 million and an increase in the loan and lease portfolio of $38.1 million.

XXX  PAGE 15  XXX

      The increase in assets was accompanied by an increase in short-term borrowings of $49.3 million or 15.9%. Deposits also increased $61.1 million or 10.8%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $187.6 million at March 31, 1996, up from $143.3 million at December 31, 1995.

     Shareholders' equity grew to $103.8 million, or $18.30 per share, a 4.6% increase over the $99.2 million, or $17.51 per share at the end of 1995. Irwin Financial's equity to assets ratio ended the quarter at 8.89%, compared to 9.56% at the end of 1995.

     Prior to the adoption of SFAS 122, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of SFAS 122, the Corporation's mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)         March 31, 1996   Dec. 31, 1995     Dec. 31, 1994
                       --------------   -------------     -------------
Servicing portfolio
 balance               $9,970,386       $10,301,914       $8,818,502
                       ----------       -----------       ----------

Value @1.5%            $  149,556       $   154,529       $  132,278
Less: capitalized
 servicing                 54,685            51,783           20,302
  Tax liability at 40%     37,948            41,098           44,791
                       ----------       -----------       ----------

Net value              $   56,923       $    61,648       $   67,185
                       ==========       ===========       ==========

Per share of
 common stock          $    10.04       $     10.88       $    11.93
                       ==========       ===========       ==========

With the implementation of SFAS 122, this off-balance sheet value will decline over future years and eventually be reduced to zero.

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

XXX  PAGE 16  XXX

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

      As of March 31, 1996, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.15%, compared to 1.12% at December 31, 1995. For the three months ended March 31, 1996, the provision for possible loan and lease losses totaled $944.0 thousand, 45.2% over the amount recorded in the first quarter of 1995. The higher 1996 provision was caused by growth in the loan and lease portfolio. Net charge-offs for the quarter were $182.9 thousand as compared to $589.8 thousand in 1995.

     The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets declined slightly from levels experienced in 1995. As of March 31, 1996, this ratio was 0.25% as compared to 0.26% at December 31, 1995. The Corporation continues to monitor the loans and property included in this total in evaluating the status of the current reserve.

Nonperforming Assets
(In Thousands)           March 31,    December 31,      December 31,
                         1996         1995              1994
                         --------     ---------         ------------
Accruing loans past due
90 days or more:
     Commercial         $  175       $  418             $  113
     Leasing                 0            0                  0
     Real Estate            27            0                  0
     Consumer              108          202                 93
                        ------       ------             ------
          Subtotal         310          620                206
                        ------       ------             ------

Nonaccrual loans:
     Commercial            778         670               1,523
     Leasing               498         415                 363
     Real Estate         1,125         694                 689
     Consumer              0            0                   0
                        ------      ------              ------
          Subtotal       2,401       1,779               2,575
                        ------      ------              ------
Total nonperforming
  loans                  2,711       2,399               2,781
                        ------      ------              ------

Other real estate owned    185         295                 489
                        ------      ------              ------

Total nonperforming
  assets                $2,896      $2,694              $3,270
                        ======      ======              ======


Nonperforming assets to
total assets             0.25%        0.26%               0.50%
                       =======      =======             =======

XXX  PAGE 17  XXX

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

INTEREST RATE SENSITIVITY

      Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is the major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of March 31, 1996.

                             Within         Three Months   After
                             Three Months   to One Year    One Year
                             ------------   -----------    --------
(In Thousands)
Interest-earning assets:
Interest-bearing deposits
  with banks                 $  3,070       $  2,094       $  5,395
Federal funds sold             10,000              0              0
Taxable investment securities  15,604          5,160         35,084
Tax-exempt investment
 securities                         0              0          5,895
Mortgages held for sale       445,866              0              0
Loans, net of unearned
 income                       295,783         28,311        126,566
                             --------       --------       --------
Total interest-earning
   assets                     770,323         35,565        172,940
                             --------       --------       --------

Interest-bearing liabilities:

Money Market checking          15,990              0         50,286
Money Market savings            2,974              0          9,115
Regular savings                29,763          2,259         21,352
Time deposits                 134,570         65,876         47,235
Short-term borrowings         354,610              0          5,000
Long-term debt                  3,839         11,743          3,887
                             --------       --------       --------
Total interest-bearing
  liabilities                 541,746         79,878        136,875
                             --------       --------       --------


Interest sensitivity gap      228,577        (44,313)        36,065
                             --------       --------       --------

Cumulative interest sensitivity
  gap                        $228,577       $184,264       $220,329
                             ========       ========       ========

XXX  PAGE 18  XXX

As the above table shows, the consolidated one-year gap at March 31, 1996 was a positive $184.3 million. This compares to a positive gap of $153.6 million at December 31, 1995. The large positive gaps at March 31, 1996 and December 31, 1995 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive at March 31, 1996, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

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


                           March 31,      December 31,   December 31,
                           1996           1995           1994
                           -----          -----------    -----------

Equity to Assets           8.89%          9.56%          12.29%
Risk-Based Capital Ratio  12.89%         14.49%          19.18%
Tier I Capital Ratio      12.22%         13.80%          18.31%

The Corporation's capital ratios are adequate and above regulatory minimums.

XXX  PAGE 19  XXX

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: _________________________
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

XXX  PAGE 20  XXX

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

XXX  PAGE 21  XXX