Form 10-Q
period 1996-06-30
IRWIN FINANCIAL CORPORATION
filed 1996-08-12
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C.  20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the quarterly period ended          June 30, 1996
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the transition period from                   to

Commission file number   0-6835

                          IRWIN FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

INDIANA                                                35-1286807
(State or other jurisdiction of                    (I.R.S.Employer
incorporation or organization                      Identification No.)

500 Washington Street, Columbus, IN  47201
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

Yes        No

As of July 31, 1996, there were outstanding 5,691,932 common shares, no par value, of the Registrant.

XXX  PAGE 1  XXX

PART I

Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                June 30, December 31,
                                                    1996         1995
                                            ------------ ------------
ASSETS:
Cash and due from banks                       50,938,836    $49,256,953
Federal funds sold                                    --     15,000,000
                                            ------------   ------------
  Cash and cash equivalents                   50,938,836     64,256,953
Interest-bearing deposits with financial
 institutions                                  8,250,362      7,937,740
Investment securities (Market value:
$63,730,794 in 1996 and $61,884,464 in
1995) - Note 2                                63,638,543     60,869,413
Mortgage loans held for sale - Note 3        382,583,869    378,658,247
Loans and leases, net of unearned income
 - Note 4                                    514,228,154    412,524,601
Less: Allowance for possible loan and lease
 losses - Note 5                             (5,724,182)    (4,620,167)
                                            ------------   ------------
                                             508,503,972    407,904,434
Mortgage servicing rights - Note 6            63,215,098     48,535,326
Accrued interest receivable                    5,203,955      4,239,435
Premises and equipment                        17,309,460     16,377,889
Other assets                                  61,144,093     49,527,138
                                            ------------   ------------
                                           1,160,788,188 $1,038,306,575
                                          ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing                        210,736,220   $207,379,192
  Interest-bearing                           319,971,070    302,543,544
  Certificates of deposit over $100,000       72,912,777     54,075,911
                                            ------------   ------------
                                             603,620,067    563,998,647
Short-term borrowings- Note 7                371,219,363    310,278,659
Long-term debt- Note 8                        22,373,588     21,574,792
Other liabilities                             55,054,223     43,237,996
                                            ------------   ------------
  Total liabilities                        1,052,267,241    939,090,094
                                            ------------   ------------
Shareholders' equity
  Preferred stock, no par value - authorized
   50,000 shares; none issued                          0              0
  Common stock; no par value - authorized
   40,000,000; issued 5,850,520 shares in 1996
   and 1995; including 168,840 and 185,604
   shares in treasury in 1996 and 1995,
   respectively.                             29,965,287      29,965,287
  Unrealized loss on investment securities     (24,315)         (9,657)
  Retained earnings                          83,526,821      74,647,711
                                            ------------   ------------
                                            113,467,793     104,603,341
  Less treasury stock, at cost              (4,946,846)     (5,386,860)
                                            ------------   ------------
  Total shareholders' equity                108,520,947      99,216,481
                                            -----------    ------------
                                          1,160,788,188  $1,038,306,575
                                          ============== ==============

The accompanying notes are an integral
part of the consolidated financial statements.

XXX  PAGE 2  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                  Three Months Ended
                                                        June 30,
INTEREST INCOME:                              1996          1995
                                          -----------     ----------
Loans and leases                          $12,595,850     $8,966,439
Investment securities:
 Taxable                                    1,197,249      1,176,964
 Tax-exempt                                    88,598        114,818
Loans held for sale                         7,615,719      3,906,066
Federal funds sold                            506,306        549,651
                                          -----------    -----------
  Total interest income                    22,003,722     14,713,938
                                         ------------    -----------
INTEREST EXPENSE:
Deposits                                    4,451,334      3,667,352
Short-term borrowings                       5,000,030      1,881,741
Long-term debt                                434,483        377,081
                                          -----------    -----------
  Total interest expense                    9,885,847      5,926,174
                                          -----------    -----------
Net interest income                        12,117,875      8,787,764
Provision for possible loan and lease
 losses - Note 5                              841,000        580,000
                                          -----------    -----------
Net interest income after provision
 for possible loan and lease losses        11,276,875      8,207,764
                                          -----------    -----------
OTHER INCOME:
Loan origination fees                      11,872,588      7,499,446
Gain /(loss) from sales of loans            9,165,037      5,371,416
Loan servicing fees                        11,439,912      8,617,483
Gain on sale of mortgage servicing          3,341,621        898,150
Brokerage fees and commissions                484,904        873,395
Trust fees                                    473,575        563,816
Service charges on deposit accounts           456,391        336,290
Insurance commissions, fees and premiums      399,324        299,141
Other                                         705,068        315,120
                                          -----------    -----------
                                           38,338,420     24,774,257
                                          -----------    -----------
OTHER EXPENSE:
Salaries                                   20,293,042     14,380,873
Pension and other employee benefits         3,288,601      2,746,115
Office Expense                              2,691,581      1,520,436
Premises and equipment                      3,418,349      3,399,730
Amortization of mortgage servicing rights   3,497,819        675,000
Marketing and development                   2,793,655      1,505,721
Other                                       5,109,511      3,021,701
                                          -----------    -----------
                                           41,092,558     27,249,576
                                          -----------    -----------
Income before income taxes                  8,522,737      5,732,445
Federal income taxes                        2,702,000      1,134,000
State income taxes                            793,000        346,000
                                          -----------    -----------
Net income                                 $5,027,737     $4,252,445
                                          ===========    ===========
Net income per share of common stock:
Net income -Note I                              $0.87          $0.74
                                          ===========    ===========
Dividends per share of common stock             $0.12          $0.11
                                          ===========    ===========
Weighted average shares of common stock
 outstanding                                5,806,593      5,726,929
                                          ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.

XXX  PAGE 3  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                  Six Months Ended
                                                     June 30,
INTEREST INCOME:                                   1996      1995
                                              ----------   -----------
Loans and leases                             $23,473,277   $16,820,026

Investment securities:
 Taxable                                       2,295,069     2,401,630
 Tax-exempt                                      182,476       227,952
Loans held for sale                           14,741,348     6,650,447
Federal funds sold                             1,127,114     1,166,433
                                             -----------   -----------
  Total interest income                       41,819,284    27,266,488
                                            ------------   -----------
INTEREST EXPENSE:
Deposits                                       8,820,152     6,619,070
Short-term borrowings                          9,136,091     3,236,380
Long-term debt                                   847,724       772,859
                                             -----------   -----------
  Total interest expense                      18,803,967    10,628,309
                                             -----------   -----------
Net interest income                           23,015,317    16,638,179
Provision for possible loan and lease
 losses - Note 5                              $1,785,000     1,230,000
                                             -----------   -----------
Net interest income after provision
 for possible loan and lease losses           21,230,317    15,408,179
                                             -----------   -----------
OTHER INCOME:
Loan origination fees                         22,841,519    12,269,382
Gain /(loss) from sales of loans              16,776,533     4,732,895
Loan servicing fees                           23,295,719    17,382,987
Gain on sale of mortgage servicing             4,529,470    10,173,694
Brokerage fees and commissions                 1,312,266     1,535,156
Trust fees                                     1,033,465     1,139,090
Service charges on deposit accounts              807,014       566,365
Insurance commissions, fees and premiums         816,130       614,570
Other                                          1,143,769       941,949
                                             -----------   -----------
                                              72,555,885    49,356,088
                                             -----------   -----------
Other expense:
Salaries                                      38,568,024    26,671,565
Pension and other employee benefits            6,469,699     5,354,908
Office Expense                                 5,333,852     3,666,611
Premises and equipment                         6,710,144     5,970,021
Amortization of mortgage servicing rights      5,625,473     1,230,000
Marketing and development                      5,238,595     2,720,425
Other                                          8,880,442     5,453,417
                                             -----------   -----------
                                              76,826,229    51,066,947
                                             -----------   -----------
Income before income taxes                    16,959,973    13,697,320
Federal income taxes                           5,301,000     3,840,000
State income taxes                             1,643,000     1,111,000
                                             -----------   -----------
Net income                                   $10,015,973    $8,746,320
                                             ===========   ===========
Net income per share of common stock:
Net income -Note I                                 $1.73         $1.53
                                             ===========   ===========
Dividends per share of common stock                $0.24         $0.22
                                             ===========   ===========
Weighted average shares of common stock
 outstanding                                   5,804,806     5,717,533
                                             ===========   ===========

The accompanying notes are an integral part of the consolidated financial statements.

XXX  PAGE 4  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

June 30,                                    1996             1995
- -----------------------------------------------------------------------
Net income                                  $10,015,973      $8,746,320
Adjustments to reconcile net income to cash
 provided by operating activities:
Depreciation and amortization                 8,972,432       3,421,924
Provision for possible loan and lease losses  1,785,000       1,230,000
Amortization of premiums, less accretion of
 discounts:
  Held-to-Maturity                              971,610       (140,131)
  Available-for-Sale                             24,913          51,107
Mortgage loan originations              (2,589,187,197) (1,308,209,298)
Sales of mortgage loans                   2,585,261,575   1,120,267,520
Gain on sale of mortgage servicing          (4,529,470)    (10,173,694)
Other, net                                  (2,121,104)     (2,253,215)
                                          -------------     -----------

  Net cash provided (used) by operating
   activities                                11,193,732   (187,059,467)
                                          -------------  --------------

Lending and investing activities:
Proceeds from maturities/calls of investment
 securities:
  Held-to-Maturity                             615,000       39,932,071
  Available-for-Sale                        28,777,845        7,013,979
Purchase of investment securities:
  Held-to-Maturity                         (5,051,178)     (28,000,378)
  Available-for-Sale                      (28,107,320)      (5,378,924)
Net decrease (increase) in interest-bearing
 deposits with financial institutions        (312,622)        2,231,718
Net increase in loans                    (102,384,538)     (64,077,380)
Net additions to premises and equipment    (2,598,602)      (2,488,133)
Purchase of mortgage servicing            (46,552,278)     (16,657,777)
Proceeds from sale of mortgage servicing    30,776,503       15,791,507
                                          ------------     ------------
  Net cash used by lending and investing
   activities                            (124,837,190)     (51,633,317)
                                          ------------     ------------

Financing activities:
Net increase in deposits                    39,621,420      103,816,420
Net increase in short-term borrowings       60,940,704      140,144,015
Proceeds (repayment) of long-term debt         798,796      (2,193,165)
Purchase of treasury stock                   (235,816)      (2,034,598)
Proceeds from sale of stock for stock purchase
 plan                                          562,400          736,529
Dividends paid                             (1,362,163)      (1,238,296)
                                           -----------      -----------
Net cash provided by financing activities  100,325,341      239,230,905
                                           -----------      -----------
Net increase (decrease) in cash and cash
 equivalents                              (13,318,117)          538,121
Cash and cash equivalents at beginning
 of year                                    64,256,953       50,840,452
                                           -----------      -----------
Cash and cash equivalents at end of year   $50,938,836      $51,378,573
                                           ===========      ===========

Supplemental disclosures of cash flow information:
Cash paid during the period:
  Interest                                  $8,933,690      $10,141,054
                                           ===========      ===========
  Income taxes                                $750,200       $3,829,990
                                           ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

XXX PAGE 5  XXX

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States. The Corporation is engaged in the mortgage banking, commercial banking, home equity lending, and equipment leasing lines of business. Intercompany balances and transactions have been eliminated in consolidation. Significant accounting policies followed by the Corporation are consistent with those followed for annual financial reporting. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.

Income per share: Income per share computations are based on the weighted average number of common shares outstanding during the year.

Mortgage banking:  The Corporation adopted SFAS No. 122
"Accounting for Mortgage Servicing Rights" in the second quarter of 1995. This standard prohibits retroactive application. Accordingly, the 1995 first quarter financial results were accounted for under the original SFAS No. 65.

Stock-based Compensation: In 1996 the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based
Compensation."   The Corporation does not recognize compensation expense
for its employee fixed stock option and employee stock puchase plans. Had the Corporation recognized stock-based compensation expense based on the fair value at the grant dates for awards granted subsequent to December 15, 1994, the Corporation's after-tax income and earnings per share would have been reduced by the following amounts:

                       Three months ended            Six months ended
                                  June 30,                    June 30,
                       1996         1995             1996        1995
                       ----         ----             ----        ----

After-tax reduction
in income             $290,000     $150,000          $320,000    $170,000
After-tax reduction
in earnings per
share                    $0.06        $0.02             $0.06       $0.04

Reclassifications: Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.

XXX  PAGE 6  XXX

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $40,524 and $16,093 on available-for-sale securi ties at June 30, 1996 and December 31, 1995, respectively, summarized as follows:

                                                 June 30,December 31,
                                                 1996        1995
                                                 -------     -------

Held-to-Maturity
  US Treasury and Government obligations        $34,174,436  26,914,375
  Obligations of states and political
  subdivisions                                    5,890,000   6,490,223
Mortgage-backed securities                        5,663,160   8,858,431
                                                ----------- -----------
Total Held-to-Maturity                           45,727,596  42,263,029

Available-for-Sale
  US Treasury and Government obligations         17,910,947  15,359,438
  Mortgage-backed securities                             --   3,246,946
                                                 ----------  ----------
Total Available for Sale                         17,910,947  18,606,384

Total Investments                               $63,638,543 $60,869,413
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


NOTE 4 - LOANS AND LEASES

     Loans and leases are summarized as follows:

                                              June 30,       December 31,
                                              1996           1995
                                              --------       ---------

Commercial, financial and agricultural        $176,754,298  $150,311,871
Real estate-construction                        39,688,280    36,125,577
Real estate-mortgage                           191,149,825   108,350,683
Consumer                                        58,540,485    67,755,702
Lease financing                                 62,141,688    60,979,310
Unearned income                               (14,046,422)  (10,998,542)
                                              ------------  ------------

                                              $514,228,154  $412,524,601
                                              ============  ============

XXX  PAGE 7  XXX


NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                               June 30,      December 31,
                                                1996          1995
                                               --------      ----------

Balance at beginning of year                  $4,620,167      $3,863,223

Provision for possible loan and lease losses   1,785,000       3,073,000
Reduction due to sale of loans                 (193,693)       (215,833)
Recoveries                                       253,690         389,674
Charge-offs                                    (740,982)     (2,489,897)
                                              ----------      ----------

Balance at end of period                      $5,724,182      $4,620,167
                                              ==========      ==========


NOTE 6- MORTGAGE SERVICING RIGHTS

Included on the consolidated balance sheet at June 30, 1996 and December 31, 1995 are $63,215,098 and $48,535,326, respectively, of capitalized mortgage servicing rights. These amounts relate to the principal balances of mortgage loans serviced by the Corporation for investors which total $10,717,883,397 and $10,301,914,063 at June 30,
1996 and December 31, 1995, respectively. Although they are not generally held for purposes of sale, there is an active secondary market for mortgage servicing rights.



NOTE 7- SHORT-TERM BORROWING

Short-term Borrowings are summarized as follows:

                                                June 30,   December 31,
                                                 1996        1995
                                                --------   ---------

Repurchase agreements and drafts payable related to
mortgage loan closings                       $236,639,602  $225,872,594
Commercial paper                               26,258,294    21,722,935
Federal funds                                  82,100,000    40,000,000
Other                                          26,221,467    22,683,130
                                               ----------    ----------

                                             $371,219,363  $310,278,659
                                             ============  ============

Repurchase agreements at June 30, 1996 and December 31, 1995, include $139,996,251 and $151,104,931, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.


XXX  PAGE 8  XXX

Drafts payable related to mortgage loan closings totaled $86,954,101 and $69,395,883 at June 30, 1996 and December
31, 1995. These borrowings are related to mortgage closings at the end of June which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowings from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 6.13% to the lender's prime rate.



NOTE 8 - LONG-TERM DEBT

Long-term debt at June 30, 1996 of $22,373,588 consists of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through September 30, 2001. Long -term debt as of December 31, 1995 was $21,574,792 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through April 30, 2001.

XXX  PAGE 9  XXX

PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the second quarter ended June 30, 1996, was $5,027,737 up 18.2% from the second quarter 1995 net income of $4,252,445. Net income per share was $0.87 for the second quarter of 1996 as compared to $0.74 for the same period in 1995.
Return on equity for the second quarter of 1996 was 18.97% compared to 19.69% in 1995.

      For the year to date, the Corporation recorded net income of $10,015,973, up 14.5% from 1995. Net income per share was $1.73, up from $1.53 a year earlier. Return on equity for the year to date was 19.44% as compared to 21.01% for the same period in 1995.


LINES OF BUSINESS

     Irwin Financial Corporation has six lines of business:

- --Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
- --Community banking (Irwin Union Bank and Trust and Irwin Union Advisory Services)
- --Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)
- --Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank and Trust)
- --Investor services (Irwin Union Investor Services)
- --Credit insurance (Irwin Union Credit Insurance Corporation)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the similar periods in 1995:

                                   Three Months              Six Months
                                  Ended June 30,             Ended June 30,
                        1996         1995             1996         1995
Mortgage banking        $5,997,922   $3,920,282      $11,291,515   $8,567,379
Community banking          943,710      771,707        2,155,941    1,651,038
Home equity lending    (2,106,362)  (1,529,039)      (4,111,512)  (2,521,619)
Equipment leasing           42,890     (33,389)           14,620    (151,844)
Investor services        (171,041)       69,891        (108,781)      146,358
Credit insurance             (268)        (415)           41,665        2,939
Parent (including
 consolidating entries)    320,886    1,053,408          732,525    1,052,069
                        ----------   ----------      -----------   ----------
                        $5,027,737   $4,252,445      $10,015,973   $8,746,320
                        ==========   ==========      ===========  ===========

XXX  PAGE 10  XXX

MORTGAGE BANKING

SELECTED FINANCIAL DATA (shown in thousands):

                                          Three Months      Six Months
                                       Ended June 30,     Ended June 30,
                                      1996        1995       1996      1995
                                     -----       -----      -----      ----
 Selected Income Statement Data:

 Loan origination fees             $11,782     $ 7,663    $22,673    $12,183
 Gain (loss) from sales of loans     9,059       5,371     16,355      4,733
 Loan servicing fees                10,413       8,617     21,178     17,383
 Net interest income                 4,641       3,217      8,852      5,734
 Gain on sale of servicing           3,342         898      4,529     10,174
 Other income                          247         120        443        350
 Operating expense                (29,394)    (19,248)   (55,061)   (36,065)
                                  --------   --------     -------    -------
 Income before tax                  10,090       6,638     18,969     14,492
 Income tax                        (4,092)     (2,718)    (7,678)    (5,925)
                                    ------      ------     ------    -------
 Net income                         $5,998      $3,920    $11,291     $8,567
                                    ======      ======    =======     ======

 Mortgage loan originations     $1,341,623    $831,332 $2,589,187 $1,308,209
                                ==========    ======== ========== ==========

XXX  PAGE  11  XXX

 SELECTED OPERATING DATA:          June 30, December 31,
                                      1996          1995
                                ----------  ------------

 Servicing portfolio           $10,717,883   $10,301,914
 Mortgage loans held for sale      295,630       309,262
 Net capitalized servicing          66,689        51,783

      Net income for the second quarter was $6.0 million, up
53.0% from the same period in 1995. Year to date, net income was $11.3 million compared to $8.6 million in 1995.

      Mortgage loan originations of $1.3 billion (including $82.1 million of brokered loans) were 61.4% above the second quarter of 1995. For the year, originations totaled $2.6 billion, up 97.9% from 1995. Refinances accounted for 15.1% of loan production in the second quarter of 1996 and 24.5% year to date. This compares to 5.6% and 4.8%, respectively, in 1995. Mortgage loan origination income was up 53.7% in the second quarter to $11.8 million, and year to date was up 82.9% to $22.7 million.
Mortgage loan applications in process totaled $1.7 billion at June 30, 1996, compared to $1.0 billion a year earlier.

      Gains on the sale of loans increased 68.6% in the second quarter to $9.1 million. Year to date, gains on the sale of loans totaled $16.4 million compared with $4.7 million in 1995. The year to date increase is partially due to the adoption of a new accounting standard in the second quarter of 1995 which changed the accounting for mortgage loans.

      Mortgage servicing fees increased 20.8% in the second quarter and 21.8% year to date to $10.4 million and $21.2 million, respectively. The increase is reflective of growth in the servicing portfolio which totaled $10.7 billion at June 30, 1996, up 17.3% from a year earlier and 4.0% from December 31, 1995. Capitalized mortgage servicing rights totaled $66.7 million at June 30, 1996, up 28.8% from December 31, 1995.

      Revenues from the sale of mortgage servicing were up 272.1% from the second quarter of 1995 to $3.3 million. Year to date servicing sale revenues totaled $4.5 million, down 55.5% from $10.2 million in 1995.

      As a result of the increase in mortgage loan closings from 1995, net interest income was up in the second quarter and year to date. Net interest income for the three months ended June 30, 1996 was $4.6 million, up 44.2% from the second quarter 1995. Year to date, net interest income totaled $8.9 million, compared to $5.7 million in 1995.

      Operating expenses were up $10.4 million, or 54.4% from the second quarter of 1995 and $19.0 million or 52.7% year to date. Included in second quarter operating expenses is $3.5 million of amortization expense relating to capitalized mortgage servicing rights, an increase of $2.8 million over 1995. Year to date amortization expense totaled $5.6 million, up $4.4 million from the previous year. The increase in other operating expense reflects the increased production activity in the mortgage banking line of business as previously discussed.

XXX  PAGE 12  XXX

COMMUNITY BANKING

SELECTED FINANCIAL DATA (shown in thousands):

                                Three Months             Six Months
                                Ended June 30,           Ended June,30

                              1996       1995         1996         1995
                             -----      -----         -----        -----
Selected Income Statement Data:

Net interest revenue         $4,831      $4,317       $9,380       $8,498
Provision for loan and
lease losses                  (426)       (400)        (952)        (833)
Other income                  2,280       1,616        4,624        3,103
Operating expense           (5,202)     (4,426)      (9,642)      (8,294)
                            -------     -------      -------      -------
Income before tax             1,483       1,107        3,410        2,474
Income tax                    (539)       (348)      (1,254)        (823)
                            -------      ------     --------       ------
Net income                     $944        $759       $2,156       $1,651
                              =====       =====       ======       ======

                                     June 30, December 31,
SELECTED BALANCE SHEET DATA:             1996         1995
                                     -------- ------------

Cash and investments                 $101,710     $117,361
Loans and leases                      331,579      310,083
Allowance for loan and lease          (4,245)      (3,668)
losses
All other assets                       29,512       15,289
                                     --------    ---------
Total assets                         $458,556     $439,065
                                    =========    =========

Deposits                             $427,373     $400,149
All other liabilities                       0       10,846
                                      -------     --------
Total liabilities                    $427,373     $410,995
                                    =========    =========
Shareholder's equity                  $31,183      $28,070
                                    =========    =========

     Community banking activities are conducted by Irwin Union Bank through locations in six counties in south-central Indiana. Results in each period include the income and expenses of trust operations and investment advisory services which were previously reported in the investor services line of business and are now managed and reported by the community bank. Results for 1995 have been restated to reflect this change. Net income was up in the second quarter to $943.7 thousand from $759.1 thousand. Year to date, net income improved $504.9 thousand from 1995, or 30.6%. The provision for loan and lease losses increased 6.5% to $426.0 thousand in the second quarter compared with a provision of $400.0 thousand a year earlier. Year to date, the provision for loan and lease losses totaled $952.0 thousand, compared to $833.0 thousand in 1995. This increased provision reflects growth in the loan and lease portfolios which have increased 16.7% year-over-year.

XXX  PAGE 13  XXX

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months
Ended June 30,               1996                   1995
- -----------------------------------------------------------------------------
                   Average            Yield/  Average             Yield/Rate
(In thousands)     Balance  Interest  Rate    Balance   Interest
- -----------------------------------------------------------------------------
Interest -
earning assets   $407,622   $8,693    8.58%   $367,160  $8,048    8.79%

Interest -bearing
 liabilities     $344,469    3,813    4.45%   $313,442   3,614    4.68%
                            ------                      ------

Not interest income     0   $4,880       0           0  $4,434       0

Net interest margin     0        0    4.82%          0        0   4.84%

- -----------------------------------------------------------------------------
For the Six Months
Ended June 30,               1996                   1995
- -----------------------------------------------------------------------------
                    Average                 Yield/   Average            Yield/
(In thousands)      Balance     Interest    Rate     Balance  Interest  Rate
- -----------------------------------------------------------------------------

Interest -
earning assets     $405,780      $17,099    8.47%   $358,441  $15,188   8.54%

Interest - bearing
liabilities        $340,693        7,620    4.50%   $303,037  $ 6,578   4.38%
                                 -------                      -------

Net interest income       0      $ 9,479       0          0   $ 8,610      0

Net interest margin       0            0    4.70%         0         0   4.84%

     Other income in the second quarter was up 40.0% to $2.3 million from $1.6 million in 1995. For the year to date, other income increased 49.0% to $4.6 million. Loan servicing fees and service charges on deposit accounts make up the most significant increases in 1996 other income. Other expenses increased 17.5% or $776.3 thousand from the second quarter of 1995 to $5.2 million. For the year, these expenses were up $1.3 million to $9.6 million. The increase was due to the continued expansion of operations in new markets and trust activities.

XXX  PAGE 14  XXX

HOME EQUITY LENDING

SELECTED FINANCIAL DATA (shown in thousands):

                                       Three Months         Six Months
                                       Ended June 30,     Ended June 30,

                                    1996        1995      1996     1995
                                    ----        ----      ----     ----
SELECTED INCOME STATEMENT DATA:

Net interest revenue              $1,278        $170     $2,186     $212
Provision for loan and lease
 losses                            (248)        (76)      (514)     (93)
Loan servicing fees                  868           0      1,844        0
Other revenue                         25           0         38        0
Operating expense                (4,029)     (1,623)    (7,666)  (2,640)
                                --------     -------    -------  -------
Pre-tax loss                    ($2,106)    ($1,529)   ($4,112) ($2,521)
                                ========    ========   ======== ========

OTHER SELECTED FINANCIAL DATA:            June 30,     December 31,
                                             1996             1995
                                          --------     -----------

Home equity loans, net of allowance       $107,873     $36,225
Servicing portfolio                        150,414      86,691

     The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

     The home equity lending business recorded pre-tax losses of $2.1 million during the second quarter of 1996 and $4.1 million year to date. These results are compared to 1995 quarterly and year to date losses of $1.5 million and $2.5 million, respectively. Net revenues for the quarter totaled $1.9 million, up from $94.0 thousand a year earlier. Year to date net revenues increased to $3.6 million from $119.0 thousand in 1995. Included in 1996 net revenues are loan servicing fees which totaled $867.8 thousand for the quarter and $1.8 million for the year to date. Operating expenses were $4.0 million in the second quarter of 1996 compared to $1.6 million in the same period a year earlier. Year to date, operating expenses were up $5.0 million to $7.7 million. These increases result from the business' continued expansion of its production capacity.

     The owned portfolio of home equity loans totaled $107.8 million at June 30, 1996, up from $23.6 million a year earlier and $36.2 million at December 31, 1995. Loan volume for the second quarter of 1996 was $41.6 million, up from $20.7 million in 1995. Year to date volume increased 220.5% to $72.5 million.

 EQUIPMENT LEASING

     The equipment leasing business recorded pre-tax income for the quarter and for the year of $42.9 thousand and $14.6 thousand, respectively. This compares to a pre-tax loss of $33.4 thousand and $151.8 thousand in the second quarter and year to date 1995, respectively. Net revenues were up 6.7% for the quarter to $1.1 million, and 13.3% year to date to $2.1 million.

     Operating expenses totaled $1.0 million in the second quarter and $2.1 million year to date in 1996, down 1.0% and up
 3.9%, respectively, from 1995.

XXX  PAGE 15  XXX

     In response to changing customer needs, in late 1995 the business began entering into new private-label financing agreements with several equipment manufacturers and has launched a revolving credit product to complement its lease products. Lease and loan volume of $9.2 million in the second quarter increased 48.1% from 1995. Year to date, volume increased 34.3% to $16.9 million.

INVESTOR SERVICES

     During the second quarter of 1996, the Corporation announced its intent to exit the brokered certificate of deposit and institutional brokerage businesses which are the sole businesses operated by the investor services line of business. A sale of selected assets of the brokered CD program is expected to be completed in the third quarter, but management does not expect it to have a material impact on that quarters earnings.

     A net loss of $171.0 thousand was recorded in the second quarter of 1996, $240.9 thousand worse than the same period in 1995. Year to date, the business recorded a net loss of $108.8 thousand compared with net income of $146.4 thousand in 1995. The decline is principally attributable to declines in brokerage revenues of 53.8% for the quarter and 27.7% year to date.


PARENT COMPANY (including Consolidating Entries)

     Parent Company net income for the second quarter of 1995 was $320.9 thousand, compared to $1.1 million in 1995. Year to date, net income of $732.5 thousand was recorded, compared to $1.1 million a year earlier.
Included in the parent company's results in the second quarter of 1996 is a $625.0 thousand charge for Costs related to the decision to exit the brokered CD and institutional brokerage businesses. Parent company results include the tax benefits generated at the home equity and leasing lines of business. These benefits totaled $1.0 million in the second quarter of 1996, compared with $1.7 million in 1995. For the year to date, the parent has recorded $1.9 million of tax benefits, even with the amount recorded in 1995.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the second quarter of 1996 totaled $12.1 million, up 44.8% from the second quarter of 1995. For the year, it increased 45.6% to $23.0 million. The increases are the result of growth in the community banking, home equity lending and equipment leasing loan and lease portfolios, combined with higher originations in the mortgage banking business.

     The loan and lease loss provision was $841.0 thousand for the second quarter of 1996, as compared to $580.0 thousand for the same period in 1995. For the year, it totaled $1.8 million, up from $1.2 million a year earlier. This increase reflects the growth in loan and lease portfolio.

XXX  PAGE 16  XXX

     Other income was up 51.8% in the second quarter of 1996 to $38.3 million. Year to date other income increased 44.6% to $72.6 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage loan originations, sales, servicing, and the sale of servicing were $34.6 million for the second quarter, up $12.3 million from the second quarter of 1995. For the year, they totaled $64.7 million, an increase of $20.2 million over 1995.

     Other expense also increased in 1996 as the second quarter was up $13.8 million or 50.8% from 1995. For the year, other expense increased $25.8 million or 50.4%. Costs associated with increased production activities in the mortgage banking and home equity lines of business were the primary reason for the increases.

     The effective income tax rate for the Corporation was 41.0% in the second quarter of 1996, compared with 25.8% in 1995. The effective tax rate for the year to date was 40.9%, up from 36.1% in 1995. The 1995 rates reflect estimates made for certain tax issues. Rates in 1996 are more consistent with the Corporations normal annual tax rate.


CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of Irwin Financial Corporation at June 30, 1996, were $1.2 billion, an increase of 11.8% from December 31, 1995 total assets of $1.0 billion. The increase was attributed to an increase in the loan and lease portfolio of $101.7 million.

     The increase in assets was accompanied by an increase in short term borrowings of $60.9 million or 19.6% and an increase in deposits of $39.6 million or 7.0%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $148.4 million at June 30, 1996, up from $143.3 million at December 31, 1995.

     Shareholders' equity grew to $108.5 million or $19.10 per share, a 9.4% increase over the $99.2 million or $17.51 per share at the end of 1995. The Corporation's equity to assets ratio ended the quarter at 9.35%, compared to 9.56% at the end of 1995.

     Prior to the adoption of new mortgage banking accounting standards in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant

XXX  PAGE 17  XXX

portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance Sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)                    June 30,      Dec. 31,    Dec. 31,
                                     1996          1995        1994
                                ---------       -------    --------

Servicing portfolio balance   $10,717,883   $10,301,914  $8,818,502
                             ------------   -----------  ----------

Value @1.5%                      $160,768      $154,529    $132,278
Less: capitalized servicing        66,020        51,783      20,301
Tax liability at 40%               37,899        41,098      44,790
                                 --------      --------    --------

Net value not on balance sheet    $56,849       $61,648     $67,187
                                =========       =======    ========

Per Share of common stock          $10.01        $10.88      $11.93
                                   ======        ======      ======

XXX   PAGE    XXX

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

     As of June 30, 1996, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.11%, compared to 1.12% at December 31, 1995. For the three months ended June 30, 1996, the provision for possible loan and lease losses totaled $841.0 thousand, a 45.0% increase over the amount recorded in the second quarter of 1995. Year to date, the provision totaled $1.8 million, up from $1.2 million a year earlier. The higher 1996 provision was caused by growth in the loan and lease portfolio. Net charge-offs for the quarter were $304.4 thousand as compared to $514.9 thousand in 1995. Year to date net charge-offs totaled $487.3 thousand, down from $1.1 million a year earlier.

     The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets increased from levels experienced in 1995. As of June 30, 1996, this ratio was 0.31% as compared to 0.26% at December 31, 1995. The Corporation monitors the loans and property included in this total in evaluating the status of the current reserve.

XXX  PAGE 18  XXX

NONPERFORMING ASSETS              June 30,     December 31,      December 31,
(In Thousands)                       1996             1995              1994
                                  --------     -----------       -----------

Accruing loans past due
90 days or more:
   Commercial                        $403             $418              $113
   Leasing                              0                0                 0
   Real Estate                        277                0                 0
   Consumer                           122              202                93
                                    -----              ---             -----
     Subtotal                         802              620               206
                                    -----            -----             -----

Nonaccrual loans:
   Commercial                         773              670             1,523
   Leasing                            469              415               363
   Real Estate                      1,127              694               689
   Consumer                             0                0                 0
                                   ------             ----             -----
     Subtotal                       2,369            1,779             2,575
                                    -----            -----             -----
Total nonperforming loans           3,171            2,399             2,781
                                   ------            -----             -----

Other real estate owned               418              295               489
                                   ------           ------            ------

Total nonperforming assets         $3,589           $2,694            $3,270
                                   ======           ======            ======

Nonperforming assets to
 total assets                        0.31%           0.26%             0.50%
                                    ======          ======            ======

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

XXX   PAGE 19  XXX

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is a major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of June 30, 1996.

                                Within       Three Months         After
                             Three Months    to One Year          One Year
                            -------------    -----------      ------------
(In Thousands)

Interest-earning assets:
Interest-bearing deposits
with banks                          $861         $1,994             $5,395
Federal funds sold                     0              0                  0
Taxable investment securities     13,244         10,270             34,234
Tax-exempt investment
 securities                          192             95              5,603
Mortgages held for sale          382,584              0                  0
Loans, net of unearned
income                           288,696         79,225            146,307
                                 -------        -------            -------

Total interest-earning
 assets                          685,577         91,584            191,539

Interest-bearing liabilities:

Money Market checking             22,153              0             70,584
Money Market savings                 935              0              8,774
Regular savings                   27,483          2,225             21,034
Time deposits                    131,164         60,578             47,954
Short-term borrowings            366,014          5,205                  0
Long-term debt                     1,949          7,919             12,506
                                --------        -------            -------
Total interest-bearing
liabilities                      549,698         75,927            160,852
                                --------       --------           --------

Interest sensitivity gap         135,879         15,657             30,687

Cumulative interest
 sensitivity gap                $135,879       $151,536           $182,223
                               =========      =========          =========

     As the above table shows, the consolidated one-year gap at June 30, 1996 was a positive $151.5 million. This compares to a positive gap of $153.6 million at December 31, 1995. The large positive gaps at June 30, 1996 and December 31, 1995 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities Of less than one year, including mortgage loans held for sale.

      Since the gap was positive at June 30, 1996, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

 XXX  PAGE 20  XXX

      In addition, the static one-year gap is not a reliable measure of the actual effects of changes in market interest rates. Consequently, management uses simulations of the behavior of net interest revenue to determine exposure and to develop hedging strategies.

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

                                June 30,   December 31,  December 31,
                                   1996           1995          1994
                                -------   ------------   ------------

Equity to Assets                  9.35%          9.56%        12.29%
Risk-Based Capital Ratio         12.08%         14.49%        19.18%
Tier I Capital Ratio             11.36%         13.80%        18.31%

The Corporation's capital ratios are adequate and above regulatory minimums.

XXX  PAGE 21  XXX

                                    SIGNATURES

     Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IRWIN FINANCIAL CORPORATION


                                 By:  /s/ Thomas D. Washburn
                                    -------------------------
                                    Thomas D. Washburn
                                    Chief Financial Officer

                                 By:  /s/ Marie C. Strack
                                    -------------------------
                                    Marie C. Strack
                                    Corporate Controller
                                    (Chief Accounting Officer)


XXX  PAGE 22  XXX

PART II

OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits to Form 10-Q

Number Assigned
In Regulation S-K

Item 601            Description
- --------            ------------

(11)                Computation of
                    Earnings per Share

(27)                Financial Data Schedule

(b)   Reports on Form S-K

None

XXX  PAGE 23  XXX