Form 10-Q
period 1996-09-30
IRWIN FINANCIAL CORPORATION
filed 1996-11-12
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended          September 30, 1996
                                --------------------------
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
    EXCHANGE ACT OF  1934
For the transition period from                   to

Commission file number   0-6835
                       --------

                          IRWIN FINANCIAL CORPORATION
         (Exact name of registrant as specified in its charter)

          INDIANA                                       35-1286807
-------------------------------                 --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization                      Identification No.)

                  500 Washington Street, Columbus, IN  47201
                 -------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                812/376-1020
                             ------------------
              Registrant's telephone number, including area code)
              (Former name, former address and former fiscal year
                         if changed since last report)

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

Yes        No

As of October 31, 1996, there were outstanding 5,682,776 common shares, no par value, of the Registrant.


XXX   PAGE 1   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                       September 30,   December 31,
ASSETS:                                         1996           1995
                                       -------------  -------------
Cash and due from banks                  $41,456,421    $49,256,953
Federal funds sold                                 0     15,000,000
                                       -------------  -------------
Cash and cash equivalents                 41,456,421     64,256,953
Interest-bearing deposits with financial
   institutions                           10,195,652      7,937,740
Investment securities (Market value:
$69,855,676 in 1996 and $61,884,464
in 1995) - Note 2                         69,551,512     60,869,413
Mortgage loans held for sale - Note 3    318,282,223    378,658,247
Loans and leases, net of unearned income
   - Note 4                              575,983,353    412,524,601
Less: Allowance for possible loan and
 lease losses - Note 5                   (6,110,816)    (4,620,167)
                                      -------------- --------------
                                         569,872,537    407,904,434
Mortgage servicing rights - Note 6        66,606,394     48,535,326
Accrued interest receivable                6,654,563      4,239,435
Premises and equipment                    18,350,051     16,377,889
Other assets                              60,765,528     49,527,138
                                      -------------- --------------

                                      $1,161,734,881 $1,038,306,575
                                      ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits
 Noninterest-bearing                    $220,346,261   $207,379,192
 Interest-bearing                        317,622,035    302,543,544
 Certificates of deposit over $100,000    75,744,338     54,075,911
                                       -------------  -------------
                                         613,712,634    563,998,647
Short-term borrowings- Note 7            359,512,839    310,278,659
Long-term debt- Note 8                    19,515,293     21,574,792
Other liabilities                         56,383,110     43,237,996
                                       -------------  -------------
   Total liabilities                   1,049,123,876    939,090,094
                                       -------------  -------------

Shareholders' equity
 Preferred stock, no par value - authorized
    50,000 shares; none issued                     0              0
 Common stock; no par value - authorized
    40,000,000 shares; issued 5,850,520 shares
    in 1996 and 1995; including 169,782 and
    185,604 shares in treasury in 1996 and
    1995, respectively.                   29,965,287     29,965,287
 Unrealized loss on investment securities   (11,025)        (9,657)
 Retained earnings                        87,881,905     74,647,711
                                       -------------  -------------
                                         117,836,167    104,603,341
 Less treasury stock, at cost            (5,225,162)    (5,386,860)
                                       -------------  -------------
 Total shareholders' equity              112,611,005     99,216,481
                                       -------------  -------------
                                      $1,161,734,881 $1,038,306,575
                                      ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.


XXX   PAGE 2   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
                                             Three Months Ended
                                               September 30,
INTEREST INCOME:                                1996           1995
                                          ----------     ----------
Loans and leases                         $14,286,206    $10,188,631
Investment securities:
 Taxable                                   1,071,351      1,085,147
 Tax-exempt                                   88,412        105,914
Loans held for sale                        7,497,647      6,244,510
Federal funds sold                            61,950        366,232
                                          ----------     ----------
   Total interest income                  23,005,566     17,990,434
                                          ----------     ----------
INTEREST EXPENSE:

Deposits                                   4,649,118      3,798,469
Short-term borrowings                      5,437,005      3,850,165
Long-term debt                               471,717        371,555
                                          ----------     ----------
   Total interest expense                 10,557,840      8,020,189
                                          ----------     ----------
Net interest income                       12,447,726      9,970,245
Provision for possible loan and lease
   losses - Note 5                           989,000        910,000
                                          ----------     ----------
Net interest income after provision
   for possible loan and lease losses     11,458,726      9,060,245
                                          ----------     ----------
OTHER INCOME:

Loan origination fees                     10,750,565     10,700,955
Gain from sales of loans                   8,650,297      6,524,879
Loan servicing fees                       12,263,517      8,011,811
Gain on sale of mortgage servicing         4,411,321      3,798,847
Brokerage fees and commissions               550,681        525,579
Trust fees                                   512,700        366,503
Service charges on deposit accounts          167,426        337,098
Insurance commissions, fees and premiums     360,734        282,783
Other                                        748,691        452,875
                                          ----------     ----------
                                          38,415,932     31,001,330
OTHER EXPENSE:

Salaries                                  19,427,821     16,723,527
Pension and other employee benefits        3,367,931      2,528,584
Office Expense                             2,481,214      2,083,461
Premises and equipment                     3,494,441      3,199,214
Amortization of mortgage servicing rights  4,273,029      1,295,000
Marketing and development                  2,373,169      1,873,897
Other                                      5,282,504      3,020,809
                                          ----------     ----------
                                          40,700,109     30,724,492
                                          ----------     ----------
Income before income taxes                 9,174,549      9,337,083
 Federal income taxes                      2,894,000      2,631,000
 State income taxes                          778,000        667,000
                                          ----------     ----------
Net income                                $5,502,549     $6,039,083
                                          ==========     ==========
 Net income per share of common stock:
 Net income -Note 1                            $0.95          $1.05
                                          ==========     ==========
 Dividends per share of common stock           $0.12          $0.11
                                          ==========     ==========
 Weighted average shares of common stock
   outstanding                             5,817,757      5,759,401
                                          ==========     ==========

The accompanying notes are an integral part of the consolidated financial statements.


XXX   PAGE 3   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME             Nine Months Ended
                                               September 30,

INTEREST INCOME:                                1996           1995
                                          ----------     ----------
Loans and leases                         $37,858,483    $27,008,657
Investment securities:
 Taxable                                   3,345,808      3,486,777
 Tax-exempt                                  270,888        333,866
Loans held for sale                       22,238,995     12,894,957
Federal funds sold                         1,135,064      1,532,665
                                          ----------     ----------
   Total interest income                  64,849,238     45,256,922
                                          ----------     ----------
INTEREST EXPENSE:

Deposits                                  13,469,270     10,417,539
Short-term borrowings                     14,574,204      7,086,545
Long-term debt                             1,319,441      1,144,414
                                          ----------     ----------
   Total interest expense                 29,362,915     18,648,498
                                          ----------     ----------
Net interest income                       35,486,323     26,608,424
Provision for possible loan and lease
   losses - Note 5                         2,774,000      2,140,000
                                          ----------     ----------
Net interest income after provision
   for possible loan and lease losses     32,712,323     24,468,424
                                          ----------     ----------
OTHER INCOME:

Loan origination fees                     33,592,084     22,970,337
Gain from sales of loans                  25,426,830     11,257,774
Loan servicing fees                       35,559,236     25,394,798
Gain on sale of mortgage servicing         8,940,791     13,972,541
Brokerage fees and commissions             1,678,947      2,060,735
Trust fees                                 1,546,165      1,505,593
Service charges on deposit accounts          954,440        903,463
Insurance commissions, fees and premiums   1,176,864        897,353
Other                                      1,951,969      1,394,824
                                         -----------    -----------
                                         110,827,326     80,357,418
                                         -----------    -----------
OTHER EXPENSE:

Salaries                                  57,872,178     43,395,092
Pension and other employee benefits        9,754,047      7,883,492
Office Expense                             7,815,066      5,750,072
Premises and equipment                    10,060,585      9,169,235
Amortization of mortgage servicing rights  9,898,502      2,525,000
Marketing and development                  7,611,764      4,594,322
Other                                     14,392,985      8,474,226
                                         -----------    -----------
                                         117,405,127     81,791,439
                                         -----------    -----------
Income before income taxes                26,134,522     23,034,403
 Federal income taxes                      8,195,000      6,471,000
 State income taxes                        2,421,000      1,778,000
                                         -----------    -----------
Net income                               $15,518,522    $14,785,403
                                         ===========    ===========
Net income per share of common stock:
Net income -Note 1                             $2.67          $2.58
                                         ===========    ===========
Dividends per share of common stock            $0.36          $0.33
                                         ===========    ===========
Weighted average shares of common stock
   outstanding                             5,812,896      5,731,984
                                         ===========    ===========

The accompanying notes are an integral part of the consolidated financial statements.


XXX   PAGE 4   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

September 30,                                      1996            1995
------------------------------------------------------------------------
Net income                                  $15,518,522     $14,785,403
Adjustments to reconcile net income to cash
    provided by operating activities:
Depreciation and amortization                14,427,734       5,132,727
Provision for possible loan and lease losses  2,774,000       2,140,000
Amortization of premiums, less accretion
   of discounts:
 Held-to-Maturity                             1,202,079         195,911
 Available-for-Sale                              21,117         115,439
Mortgage loan originations              (3,803,631,068) (2,419,012,253)
Sales of mortgage loans                   3,864,007,092   2,221,035,735
Gain on sale of mortgage servicing          (8,940,791)    (12,972,541)
Other, net                                  (2,544,050)       1,797,960
                                         --------------  --------------
 Net cash provided (used) by operating
     activities                              82,834,635   (186,781,619)
                                         --------------  --------------
Lending and investing activities:
Proceeds from maturities/calls of investment
    securities:
 Held-to-Maturity                             2,045,000     44,462,071
 Available-for-Sale                          29,777,845      7,013,979
Purchase of investment securities:
 Held-to-Maturity                          (13,598,670)   (32,822,678)
 Available-for-Sale                        (28,129,470)    (5,430,484)
Net decrease (increase) in interest-bearing
   deposits with financial institutions     (2,257,912)      5,362,609
Net increase in loans                     (164,742,103)  (106,722,664)
Net additions to premises and equipment     (4,467,116)    (3,590,607)
Purchase of mortgage servicing             (66,962,442)   (33,238,928)
Proceeds from sale of mortgage servicing     47,933,663     22,957,816
                                          -------------  -------------
 Net cash used by lending and investing
   activities                             (200,401,205)  (102,008,886)
                                          -------------  -------------

Financing activities:
Net increase in deposits                    49,713,987     111,726,889
Net increase in short-term borrowings       49,234,180     183,075,635
Repayment of long-term debt                (2,059,499)     (2,504,589)
Purchase of treasury stock                 (1,039,753)     (2,034,598)
Proceeds from sale of stock for stock
   purchase plan                               961,530       1,273,056
Dividends paid                             (2,044,407)     (1,859,747)
                                           -----------     -----------
 Net cash provided by financing activities  94,766,038     289,676,646
                                           -----------    ------------
Net increase (decrease) in cash and cash
   equivalents                            (22,800,532)         886,141
Cash and cash equivalents at beginning
of year                                     64,256,953      50,840,452
                                          ------------    ------------
Cash and cash equivalents at end of year   $41,456,421     $51,726,593
                                          ============    ============

Supplemental disclosures of cash flow information:
Cash paid during the period:
 Interest                                  $28,739,849     $17,849,806
                                           ===========     ===========
 Income taxes                               $3,550,200      $3,829,990
                                           ===========     ===========

The accompanying notes are an integral part of the consolidated financial statements.


XXX   PAGE 5   XXX


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE I - SIGNIFICANT ACCOUNTING POLICIES

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

STOCK-BASED COMPENSATION: In 1996 the Corporation adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Corporation does not recognize compensation expense for its employee fixed stock option and employee stock purchase plans. Had the Corporation recognized stock-based compensation expense based on the fair value at the grant dates for awards granted subsequent to December 15, 1994, the Corporation's after-tax income and earnings per share would have been reduced by the following amounts:

                                             Three months ended
                                                September 30,

                                              1996           1995
                                          --------       --------
After-tax reduction in income              $20,035        $14,340
After-tax reduction in earnings per share    $0.01           0.01

                                               Nine months ended
                                                  September 30,

                                              1996           1995
                                          --------       --------
After-tax reduction in income             $335,533       $180,379
After-tax reduction in earnings per share    $0.05           0.04

RECLASSIFICATIONS:Certain amounts in the 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation.


XXX   PAGE 6   XXX


NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $18,375 and $16,093 at September 30, 1996 and December 31, 1995, respectively, on available-for-sale securites are summarized as follows:

                                         September 30,   December 31,
                                                  1996           1995
                                          ------------   ------------

Held-to-Maturity
 US Treasury and Government obligations    $42,672,659     26,914,375
 Obligations of states and political
 subdivisions                                4,466,741      6,490,223
 Mortgage-backed securities                  5,475,218      8,858,431
                                          ------------   ------------
Total Held-to-Maturity                      52,614,618     42,263,029

Available-for-Sale
 US Treasury and Government obligations     16,936,894     15,359,438
 Mortgage-backed securities                          0      3,246,946
                                          ------------   ------------
Total Available-for-Sale                    16,936,894     18,606,384

Total Investments                          $69,551,512    $60,869,413
                                          ============   ============

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


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                          September 30,   December 31,
                                                   1996           1995
                                           ------------   ------------

Commercial, financial and agricultural     $187,174,532   $150,311,871
Real estate-construction                     40,244,578     36,125,577
Real estate-mortgage                        243,502,170    108,350,683
Consumer                                     58,045,082     67,755,702
Lease financing                              61,194,874     60,979,310
Unearned income                            (14,177,883)   (10,998,542)
                                           ------------   ------------

                                           $575,983,353   $412,524,601
                                           ============   ============

XXX   PAGE 7   XXX


NOTE 5 - ALLOWANCE FOR POSSEBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                         September 30,   December 31,
                                                  1996           1995
                                         -------------  -------------

Balance at beginning of year                $4,620,167     $3,863,223

Provision for possible loan and lease losses 2,774,000      3,073,000
Reduction due to sale of loans               (193,693)      (215,833)
Recoveries                                     352,755        389,674
Charge-offs                                (1,442,413)    (2,489,897)
                                          ------------   ------------

Balance at end of period                    $6,110,816     $4,620,167
                                          ============   ============

NOTE 6- MORTGAGE SERVICING RIGHTS

 Included on the consolidated balance sheet at September 30, 1996 and December 31, 1995 are $66,606,394 and $48,535,326,
 respectively, of capitalized mortgage servicing rights. These amounts relate to the principal balances of mortgage loans serviced by the Corporation for investors which total $10,875,458,604 and $10,301,914,063 at September 30, 1996 and
 December 31, 1995, respectively. Although they are not generally held for purposes of sale, there is an active secondary market for mortgage servicing rights.


NOTE 7- SHORT-TERM BORROWING

Short-term borrowings are summarized as follows:
                                          September 30,   December 31,
                                                   1996           1995
                                          -------------  -------------

Federal funds and Federal Home Loan Bank   $106,000,000    $40,000,000
Repurchase agreements                        57,982,722    156,476,711
Other warehouse borrowings                  133,606,820     69,395,883
Other                                        61,923,297     44,406,065
                                          -------------  -------------

                                           $359,512,839   $310,278,659
                                          =============  =============

 Repurchase agreements at September 30, 1996 and December 31, 1995, include $52,195,790 and $151,104,931, respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

 The Corporation has warehouse lending facilities to fund mortgage loans and equipment leases, collateralized by these loans and leases. Lines of credit are also available to fund operations.


XXX   PAGE 8   XXX


NOTE 8- LONG-TERM DEBT

Long-term debt at September 30, 1996 of $19,515,293 consists of various notes payable at annual interest rates ranging from 6.30% to 9.6% and maturity dates ranging from January 31, 1997 through September 30, 2001. Long-term debt as of December 31, 1995 was $21,574,792 and consisted of various notes payable at annual interest rates ranging from 6.0% to 9.6% and maturity dates ranging from August 5, 1996 through April 30, 2001.


XXX   PAGE 9   XXX


PART I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the third quarter ended September 30, 1996, was $5,502,549 down 8.9% from the third quarter 1995 net income of $6,039,083. Net income per share was $0.95 for the third quarter of 1996 as compared to $1.05 for the same period in 1995. Return on equity for the third quarter of 1996 was 19.78% compared to 26.50% in 1995.

     For the year to date, the Corporation recorded net income of $15,518,522, up 5.0% from 1995. Net income per share was $2.67, up from $2.58 a year earlier. Return on equity for the year to date was 19.47% as compared to 22.92% for the same period in 1995.

LINES OF BUSINESS

     Irwin Financial Corporation has five lines of business:

- Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank)
- Community banking (Irwin Union Bank and Trust and Irwin Union
Advisory Services)
- Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)
- Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank)
- Credit insurance (Irwin Union Credit Insurance Corporation)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1995:

                             Three Months              Nine Months
                         Ended September 30,       Ended September 30,
                            1996        1995         1996          1995
                            ----        ----         ----          ----
Mortgage banking      $5,081,710  $6,245,693  $16,373,225    $14,813,072
Community banking      1,032,208     924,504    3,188,149      2,575,542
Home equity lending    (942,372) (1,841,159)  (5,053,884)    (4,362,778)
Equipment leasing         24,873    (22,843)       39,493      (174,687)
Credit insurance          11,644      25,973       53,309         28,912
Parent (including investor
 services and consolidating
 entries)                294,486     706,915      918,230      1,905,342
                     ----------- -----------  -----------    -----------
                      $5,502,549  $6,039,083  $15,518,522    $14,785,403
                     =========== ===========  ===========    ===========

XXX   PAGE 10   XXX


MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                       Three Months           Nine Months
                                   Ended September 30,    Ended September 30,

                                       1996       1995        1996       1995
                                       ----       ----        ----       ----
 SELECTED INCOME STATEMENT DATA:

 Loan origination fees               $10,681    $10,914     $33,354    $23,308
 Gain from sales of loans              7,464      6,525      23,818     11,258
 Loan servicing fees                  11,442      9,012      32,620     26,395
 Net interest income                   4,002      3,760      12,854      9,494
 Gain on sale of servicing             4,411      2,799       8,941     12,973
 Other income                            277        107         720        456
 Operating expense                  (29,602)   (22,925)    (84,663)   (59,200)
                                   ---------  ---------   ---------  ---------
 Income before tax                     8,675     10,192      27,644     24,684
 Income tax                          (3,593)    (3,946)    (11,271)    (9,871)
                                   ---------  ---------   ---------  ---------
 Net income                           $5,082     $6,246     $16,373    $14,813
                                   =========  =========   =========  =========

 Mortgage loan originations       $1,216,781 $1,110,803  $3,803,631 $2,419,012
                                  ====================   =====================

 SELECTED OPERATING DATA:                     September 30,   December 31,
                                                       1996           1995
                                              -------------  -------------

 Servicing portfolio                            $10,875,459    $10,301,914
 Mortgage loans held for sale                       256,363        309,262
 Net capitalized servicing                           69,720         51,783

      Net income for the third quarter was $5.1 million, down
18.6% from the same period in 1995. Year to date, net income was $16.4 million compared to $14.8 million in 1995.

      Mortgage loan originations of $1.2 billion (including $80.1 million of brokered loans) were 9.5% above the third quarter of 1995. For the year, originations totaled $3.8 billion, up 57.2% from 1995. Refinances accounted for 11.0% of loan production in the third quarter of 1996 and 20.1% year to date. This compares to 12.4% and 8.27%, respectively, in 1995. Mortgage loan origination income was down 2.1% in the third quarter to $10.7 million, and year to date was up 43.1% to $33.4 million.
Mortgage loan applications in process totaled $1.5 billion at September 30, 1996, compared to $1.2 billion a year earlier.

      Gains on the sale of loans increased 14.4% in the third quarter to $7.5 million. Year to date, gains on the sale of loans totaled $23.8 million compared with $11.3 million in 1995. The year to date increase is partially due to the adoption of a new accounting standard in the second quarter of 1995 which changed the accounting for mortgage loans.

      Mortgage servicing fees increased 27.0% in the third quarter and 23.6% year to date to $11.4 million and $32.6 million, respectively. The increase


XXX   PAGE 11   XXX


is reflective of growth in the servicing portfolio which totaled $10.9 billion at September 30, 1996, up 12.3% from a year earlier and 5.6% from December 31, 1995. Capitalized mortgage servicing rights totaled $69.7 million at September 30, 1996, up 34.6% from December 31, 1995.

      Revenues from the sale of mortgage servicing were up 57.6% from the third quarter of 1995 to $4.4 million. Year to date servicing sale revenues totaled $8.9 million, down 31.1% from $13.0 million in 1995.

      As a result of the increase in mortgage loan closings from 1995, net interest income was up in the third quarter and year to date. Net interest income for the three months ended September 30, 1996 was $4.0 million, up 6.4% from the third quarter 1995. Year to date, net interest income totaled $12.9 million, compared to $9.5 million in 1995.

      Operating expenses were up $7.0 million, or 30.8% from the third quarter of 1995 and $26.0 million or 44.3% year to date. Included in third quarter operating expenses is $4.2 million of amortization expense relating to capitalized mortgage servicing rights, an increase of $3.0 million over 1995. Year to date amortization expense totaled $9.8 million, up $7.3 million from the previous year. The increase in other operating expense reflects the increased production activity in the mortgage banking line of business as previously discussed.


XXX   PAGE 12   XXX


COMMUNITY BANKING

SELECTED FINANCIAL DATA (shown in thousands):

                                        Three Months            Nine Months
                                     Ended September 30,    Ended September 30,

                                         1996       1995       1996       1995
                                         ----       ----       ----       ----
SELECTED INCOME STATEMENT DATA:

Net interest revenue                   $5,091     $4,499    $14,494    $12,996
Provision for loan and  lease
   losses                               (556)      (655)    (1,508)    (1,488)
Other income                            2,085      1,767      6,564      4,870
Operating expense                     (4,998)    (4,219)   (14,518)   (12,512)
                                     --------   --------   --------   --------
Income before tax                       1,622      1,392      5,032      3,866
Income tax                              (590)      (467)    (1,844)    (1,290)
                                     --------   --------   --------   --------
Net income                             $1,032       $925     $3,188     $2,576
                                     ========   ========   ========   ========

                                            September 30,   December 31,
SELECTED BALANCE SHEET DATA:                         1996           1995
                                            -------------  -------------

Cash and investments                              $88,103       $117,361
Loans and leases                                  346,116        310,083
Allowance for loan and lease losses               (4,420)        (3,668)
All other assets                                   21,429         15,289
                                               ----------     ----------
Total assets                                     $451,228       $439,065
                                               ==========     ==========

Deposits                                         $418,634       $400,149
All other liabilities                                   0         10,846
                                               ----------     ----------
Total liabilities                                $418,634       $410,995
                                               ==========     ==========
Shareholder's equity                              $32,594        $28,070
                                               ==========     ==========

     Community banking activities are conducted by Irwin Union Bank through locations in six counties in south-central Indiana. Results in each period include the income and expenses of trust operations and investment advisory services which were previously reported in the investor services line of business and are now managed and reported by the community bank. Results for 1995 have been restated to reflect this change. Net income was up in the third quarter to $1.0 million from $924.5 thousand. Year to date, net income improved $612.6 thousand from 1995, or 23.8%. The provision for loan and lease losses declined 15.1% to $556.0 thousand in the third quarter compared with a provision of $655.0 thousand a year earlier. Year to date, the provision for loan and lease losses totaled $1.5 million in both 1996 and 1995.


XXX   PAGE 13   XXX


     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

----------------------------------------------------------------------------
For the Three Months
Ended September 30,             1996                    1995
                               -----                   -----
                  Average               Yield/  Average            Yield/
(In thousands     Balance     Interest   Rate   Balance  Interest  Rate
                  -------     --------  ------  -------  --------  ------

Interest-earning
   assets         $439739      $9,153    8.26%  $378,372   $8,305   8.71%
Interest-bearing
   liabilities   $381,838      $4,039    4.20%  $321,329   $3,695   4.56%
                             --------                    --------

Net interest
 income                        $5,114                      $4,610

Net interest margin                      4.61%                      4.83%

-----------------------------------------------------------------------------
For the Nine Months
Ended September 30,             1996                    1995
                              ------                    ----
                  Average              Yield/   Average           Yield/
(In thousands)    Balance    Interest   Rate    Balance Interest  Rate
                  -------    --------   ------- ------- --------  -------

Interest-earning
   assets        $414,560     $26,153   8.43%  $367,055  $23,608    8.60%
Interest-bearing
   liabilities   $354,593     $11,659   4.40%  $310,429  $10,273    4.42%
                             --------                   --------

Net interest income           $14,494                    $13,335

Net interest margin                     4.67%                       4.86%

     Other income in the third quarter was up 18.0% to $2.1 million from $1.8 million in 1995. For the year to date, other income increased 34.8% to $6.6 million. Loan servicing fees and gains on loan sales make up the most significant increases in 1996 other income. Other expenses increased 18.5% or $779.3 thousand from the third quarter of 1995 to $5.0 million. For the year, these expenses were up $2.0 million to $14.5 million. The increase was due to the continued expansion of operations in new markets and restructuring costs associated with trust operations.


XXX   PAGE 14   XXX


HOME EQUITY LENDING

SELECTED FINANCIAL DATA (shown in thousands):


                                     Three Months            Nine Months
                                   Ended September 30,   Ended September 30,

                                      1996       1995        1996      1995
                                      ----       ----        ----      ----
SELECTED INCOME STATEMENT DATA:

Net interest revenue                $1,278       $170      $2,186      $212
Provision for loan and lease
   losses                            (248)       (76)       (514)      (93)
Loan servicing fees                    868          0       1,844         0
Other revenue                           25          0          38         0
Operating expense                  (4,029)    (1,623)     (7,666)   (2,640)
                                  --------   --------    --------  --------
Pre-tax loss                      ($2,106)   ($1,529)    ($4,112)  ($2,521)
                                  ========   ========    ========  ========

OTHER SELECTED FINANCIAL DATA:          September 30,          December 31,
                                                1996                  1995
                                        -------------         -------------

Home equity loans, net of allowance         $152,976               $36,225
Servicing portfolio                          192,430                86,691

      The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax losses of $0.9 million during the third quarter of 1996 and $5.1 million year to date. These results are compared to 1995 quarterly and year to date losses of $1.8 million and $4.4 million, respectively. Net revenues for the quarter totaled $3.5 million, up from $480.9 thousand a year earlier. Year to date net revenues increased to $7.0 million from $599.8 thousand in 1995. Included in 1996 net revenues are loan servicing fees which totaled $676.3 thousand for the quarter and $2.5 million for the year to date. Third quarter and year-to-date 1996 net revenues also include a $1.0 million pre-tax valuation adjustment related to loans securitized and sold in the fourth quarter of 1995.
This valuation adjustment resulted from the substitution of a letter of credit for escrowed cash used in that securitization. Operating expenses were $4.4 million in the third quarter of 1996 compared to $2.3 million in the same period a year earlier. Year to date, operating expenses were up $7.1 million to $12.1 million. These increases result from the business' continued expansion of its production capacity.

      The owned portfolio of home equity loans totaled $153.0 million at September 30, 1996, up from $53.6 million a year earlier and $36.2 million at December 31, 1995. Loan volume for the third quarter of 1996 was $48.0 million, up from $29.7 million in 1995. Year to date volume increased 130.4% to $120.6 million.


XXX   PAGE 14   XXX


EQUIPMENT LEASING

      The equipment leasing business recorded pre-tax income for the quarter and for the year of $24.9 thousand and $39.5 thousand, respectively. This compares to a pre-tax loss of $22.8 thousand and $174.7 thousand in the third quarter and year to date 1995, respectively. Net revenues were up 9.5% for the quarter to $1.1 million, and 12.0% year to date to $3.2 million. Operating expenses totaled $1.0 million in the third quarter and $3.1 million year to date in 1996, up 4.5% and 4.1%, respectively, from 1995.

      In response to changing customer needs, in late 1995 the business began entering into new private-label financing agreements with several equipment manufacturers and has launched a revolving credit product to complement its lease products. Lease and loan volume of $9.4 million in the third quarter increased 50.6% from 1995. Year to date, volume increased 39.7% to $26.3 million.


PARENT COMPANY (INCLUDING INVESTOR SERVICES AND CONSOLIDATING
ENTRIES)

     During the third quarter of 1996, the Corporation exited the brokered certificate of deposit and institutional brokerage businesses which were the sole businesses operated by the investor services line of business. A sale of selected assets of the brokered CD program was completed in the third quarter, and its impact on the quarter's earnings was not material. Parent company results in each period include the results of investor services.

     Parent Company net income for the third quarter of 1996 was $294.5 thousand, compared to $706.9 thousand in 1995. Year to date, net income of $918.2 thousand was recorded, compared to $1.9 million a year earlier. Parent company results include the tax benefits generated at the home equity and leasing lines of business. Tax benefits totaled $444.1 thousand in the third quarter of 1996, compared with $1.1 million in 1995. For the year to date, the parent has recorded $2.4 million of tax benefits, compared to $3.0 million in 1995.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the third quarter of 1996 totaled $12.4 million, up 24.8% from the third quarter of 1995. For the year, it increased 33.4% to $35.5 million. The increases are the result of growth in the loan and lease portfolio, combined with higher originations in the mortgage banking business.

     The loan and lease loss provision was $989.0 thousand for the third quarter of 1996, as compared to $910.0 thousand for the same period in 1995. For the year, it totaled $2.8 million, up from $2.1 million a year earlier. This increase reflects the growth in loan and lease portfolio.

     Other income was up 23.9% in the third quarter of 1996 to $38.4 million. Year to date other income increased 37.9% to $110.8 million. This increase was driven primarily by mortgage banking activities. Total fees from mortgage loan originations, sales, servicing, and the sale of servicing were $34.0 million for the third quarter, up $5.0 million from the third quarter of 1995. For the year, they totaled $98.7 million, an increase of $25.3 million over 1995.

      Other expense also increased in 1996 as the third quarter was up $9.9 million or 32.1% from 1995. For the year, other expense increased $35.5 million or 43.4%. Costs associated with increased production activities in the mortgage banking and home equity lines of business were the primary reason for the increases.

     The effective income tax rate for the Corporation was 40.0% in the third quarter of 1996, compared with 35.3% in 1995. The effective tax rate for the year to date was 40.6%, up from 35.8% in 1995. The 1995 rates reflect estimates made for certain tax issues as well as adjustments made to accrue federal income taxes at the effective rate of 34% rather than the 35% rate which had been used. Rates in 1996 are more consistent with the Corporation's normal annual tax rate.


CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of Irwin Financial Corporation at September 30, 1996, were $1.2 billion, an increase of 11.9% from December 31, 1995 total assets of $1.0 billion. The increase was attributed to an increase in the loan and lease portfolio of $163.5 million.

      The increase in assets was accompanied by an increase in short term borrowings of $47.7 million or 15.4% and an increase in deposits of $46.9 million or 8.3%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $156.9 million at September 30, 1996, up from $143.3 million at December 31, 1995.

     Shareholders' equity grew to $112.6 million or $19.82 per share, a 13.2% increase over the $99.2 million or $17.51 per share at the end of 1995. The Corporation's equity to assets ratio ended the quarter at 9.69%, compared to 9.56% at the end of 1995.

     Prior to the adoption of new mortgage banking accounting standards in the third quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.


XXX   PAGE 15   XXX

(In thousands)
                               Sept. 30,       Dec. 31,       Dec. 31,
                                   1996           1995           1994
                                   ----           ----           ----

Servicing portfolio balance  $10,875,459   $10,301,914     $8,818,502
                             -----------   -----------    -----------

Value @1.5%                     $163,132      $154,529       $132,278
Less: capitalized servicing       69,321        51,783         20,301
      Tax liability at 40%        37,524        41,098         44,790
                             -----------   -----------    -----------

Net value not on balance sheet   $56,287       $61,648        $67,187
                             ===========   ===========    ===========

Per share of common stock          $9.91        $10.88         $11.93
                             ===========   ===========    ===========

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

      As of September 30, 1996, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.06%, compared to 1.12% at December 31, 1995. For the three months ended September 30, 1996, the provision for possible loan and lease losses totaled $989.0 thousand, an 8.7% increase over the amount recorded in the third quarter of 1995. Year to date, the provision totaled $2.8 million, up from $2.1 million a year earlier. The higher 1996 provision was caused by growth in the loan and lease portfolio. Net charge-offs for the quarter were $413.5 thousand as compared to $435.3


XXX   PAGE 16   XXX


thousand in 1995. Year to date net charge-offs totaled $1.1 million, down from $1.5 million a year earlier.

     The Corporation's percentage of nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) to total assets increased from levels experienced in 1995. As of September 30, 1996, this ratio was 0.35% as compared to 0.26% at December 31, 1995. The Corporation monitors the loans and property included in this total in evaluating the status of the current reserve.

NONPERFORMING ASSETS

(In Thousands)       September 30,   December 31,  December 31,
                              1996          1995          1994
                             -----         -----         -----

Accruing loans past due
90 days or more:
     Commercial               $288          $418          $113
     Leasing                     0             0             0
     Real Estate               142             0             0
     Consumer                  409           202            93
                          --------      --------      --------
          Subtotal             839           620           206
                          --------      --------      --------

Nonaccrual loans:
     Commercial              1,040           670         1,523
     Leasing                   768           415           363
     Real Estate               914           694           689
     Consumer                   0             0             0
                          --------      --------      --------
          Subtotal           2,722         1,779         2,575
                          --------      --------      --------
Total nonperforming loans    3,561         2,399         2,781
                          --------      --------      --------

Other real estate owned        512           295           489
                          --------      --------      --------

Total nonperforming assets  $4,073        $2,694        $3,270
                          ========      ========      ========

Nonperforming assets to
total assets                 0.35%         0.26%         0.50%
                          ========      ========      ========

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


XXX   PAGE 17   XXX


INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is a major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of September 30, 1996.

                                  Within   Three Months       After
                            Three Months    To One Year    One Year
                            ------------   ------------ -----------
 (In Thousands)

Interest-earning assets:
Interest-bearing deposits
 with banks                       $2,806          $399      $6,991
Federal funds sold                     0             0           0
Taxable investment securities     17,801         4,667      42,618
Tax-exempt investment securities       0           481       3,985
Mortgages held for sale          318,282             0           0
Loans, net of unearned income    349,346        77,054     149,583
                              ----------    ----------  ----------

Total interest-earning assets    688,235        82,601     203,177

Interest-bearing liabilities:

Money Market checking             19,175             0      63,034
Money Market savings               2,265             0       7,986
Regular savings                   27,783         2,119      20,029
Time deposits                    142,691        67,323      40,961
Short-term borrowings            354,513         5,000           0
Long-term debt                     1,967         4,769      12,779
                              ----------    ----------  ----------
Total interest-bearing
 liabilities                     548,394        79,211     144,789
                              ----------    ----------  ----------

Interest sensitivity gap         139,841         3,390      58,388

Cumulative interest sensitivity
 gap                            $139,841      $143,231    $201,619
                              ==========    ==========  ==========

      As the above table shows, the consolidated one-year gap at September 30, 1996 was a positive $143.2 million. This compares to a positive gap of $153.6 million at December 31, 1995. The large positive gaps at September 30, 1996 and December 31, 1995 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

      Since the gap was positive at September 30, 1996, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by


XXX   PAGE 18   XXX


declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

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

                      September 30,   December 31,   December 31,
                               1996           1995           1994
                               ----           ----           ----


Equity to Assets              9.69%          9.56%         12.29%
Risk-Based Capital Ratio     12.90%         14.49%         19.18%
Tier I Capital Ratio         12.16%         13.80%         18.31%

The Corporation's capital ratios are adequate and above regulatory minimums.


XXX   PAGE 19   XXX


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: Thomas D. Washburn
                                  ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: Marie C. Strack
                                  _________________________
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)


XXX   PAGE 20   XXX



PART II

OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits to Form 10-Q

Number Assigned
In Regulation S-K
Item 601            Description


(11)                Computation of
                    Earnings per Share

(27)                Financial Data Schedule



(b)  Reports on Form 8-K

None


XXX   PAGE 21   XXX