Form 10-Q/A
period 1996-09-30
IRWIN FINANCIAL CORPORATION
filed 1997-01-08
CIK 52617

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

                                   812/376-1020
                                ------------------
                 Registrant's telephone number, including area code) (Former name, former address and former fiscal year if changed since last report)



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


   XXX   PAGE 14   XXX

   HOME EQUITY LENDING

   SELECTED FINANCIAL DATA (shown in thousands):


                                        Three Months            Nine Months
                                      Ended September 30,   Ended September 30,

                                         1996       1995       1996      1995
                                         ----       ----       ----      ----
   SELECTED INCOME STATEMENT DATA:

   Net interest revenue                $2,001       $605     $4,187      $816
   Provision for loan and lease
      losses                            (276)      (126)      (790)     (219)
   Loan servicing fees                    676          0      2,520         0
   Other revenue                        1,077          2      1,116         3
   Operating expense                  (4,421)    (2,322)   (12,087)   (4,963)
                                     --------   --------   --------  --------
   Pre-tax loss                        ($943)   ($1,841)   ($5,054)  ($4,363)
                                     ========   ========   ========  ========

   OTHER SELECTED FINANCIAL DATA:          September 30,          December 31,
                                                   1996                  1995
                                           -------------         -------------

   Home equity loans, net of allowance         $152,976               $36,225
   Servicing portfolio                          192,430                86,691

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


   XXX   PAGE 15   XXX

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


   XXX   PAGE 16   XXX

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

         As of September 30, 1996, the allowance for possible loan and lease losses as a percentage of total loans and leases was 1.06%, compared to 1.12% at December 31, 1995. For the three months ended September 30, 1996, the provision for possible loan and lease losses totaled $989.0 thousand, an 8.7% increase over the amount recorded in the third quarter of 1995. Year to date, the provision totaled $2.8 million, up from $2.1 million a year earlier. The higher 1996 provision was caused by growth in the loan and lease portfolio. Net charge-offs for the quarter were $413.5 thousand as compared to $435.3

   XXX   PAGE 17   XXX
   thousand in 1995. Year to date net charge-offs totaled $1.1 million, down from $1.5 million a year earlier.

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


   XXX   PAGE 18   XXX

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

         Since the gap was positive at September 30, 1996, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by


   XXX   PAGE 19   XXX
   declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

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


   XXX   PAGE 20   XXX

   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 IRWIN FINANCIAL CORPORATION

                                 By: /s/ Thomas D. Washburn
                                     ------------------------------
                                         Thomas D. Washburn
                                         Chief Financial Officer


                                 By: /s/ Marie C. Strack
                                     ------------------------------
                                         Marie C. Strack
                                         Corporate Controller
                                         (Chief Accounting Officer)



   XXX   PAGE 21   XXX

   PART II

   OTHER INFORMATION



   Item 6.  Exhibits and Reports on Form 8-K

   (a)  Exhibits to Form 10-Q

   Number Assigned
   In Regulation S-K
   Item 601            Description


   (11)                Computation of
                       Earnings per Share

   (27)                Financial Data Schedule



   (b)  Reports on Form 8-K

   None


   XXX   PAGE 22   XXX