Form 10-K
period 1996-12-31
IRWIN FINANCIAL CORPORATION
filed 1997-03-28
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                         FORM 10-K
(Mark One)
_x_ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 (Fee Required)
For the fiscal year ended December 31, 1995
or
__ Transition report pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934
(No Fee      Required)
 For the transition period from _______
               to ________

Commission file number  0-6835
                 IRWIN FINANCIAL CORPORATION
  (Exact Name of Registrant as Specified in its
                    Charter)

Indiana                                             35-1286807
(State or Other Jurisdiction of Incorporation     (I.R.S. Employer
or Organization                                    Identification No.)
500 Washington Street
Columbus, Indiana                         47201
(Address of Principal Executive Offices) (Zip Code)
                 (812) 376-1020
 (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares
                                                           (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filingrequirements for the past 90 days.
Yes   x   No _____
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $150,757,321.75 as of March 11, 1997. As of March 11, 1997, there were outstanding 11,329,062 common shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Selected Portions of                         Part of Form 10-K Into Which
the Following Documents                      Incorporated

Annual Report to Shareholders                Part I, Part II
for the year ended December 31, 1996
Definitive Proxy Statement for               Part III
Annual Meeting of Shareholders
to be held April 29, 1997

Exhibit Index on Pages 44 through 47                           Page 1
              Total Pages in This Filing:  207
XXXPAGE 1XXX
           FORM 10-K TABLE OF CONTENTS

Part I

     Item 1 - Business                                  3
     Item 2 - Properties                                7
     Item 3 - Legal Proceedings                         8
     Item 4 - Submission of Matters to a Vote of
              Security Holders                          9
Part II
     Item 5 - Market for Registrant's Common Equity
              and Related Security Holder Matters       9
     Item 6 - Selected Financial Data                  10
     Item 7 - Management's Discussion and
              Analysis of Financial Condition and
              Results of Operations                    10
     Item 8 - Financial Statements and
              Supplementary Data                       42
     Item 9 - Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure                     42

Part III

     Item 10 - Directors and Executive Officers of the
               Registrant                              42
     Item 11 - Executive Compensation                  42
     Item 12 - Security Ownership of Certain
               Beneficial Owners and Management        42
     Item 13 - Certain Relationships and Related
               Transactions                            42

Part IV

     Item 14 - Exhibits, Financial Statement Schedules
               and Reports on Form 8-K                 43

Signatures                                             48
XXXPAGE 2XXX
PART I

Item 1    Business

General

Irwin Financial Corporation (the "Registrant") is a diversified financial services company organized as an Indiana bank holding company in May, 1972.
The Registrant's principal subsidiaries are Inland Mortgage Corporation ("Inland Mortgage"), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Affiliated Capital
Corp. ("Affiliated"), an equipment leasing company; Irwin Home Equity Corporation ("Home Equity"), a consumer home equity lending company;
White River Capital Corporation, a small venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company. Registrant is also the sole equity shareholder of IFC Capital Trust I ("Capital Trust"), a special purpose trust. Registrant is in the process of winding down Irwin Union Investor Services, Inc. ("Investor Services") an investment and financial counseling company.

Business of Subsidiaries

Inland Mortgage originates, purchases and services conventional or government agency backed (i.e., FHA and VA) residential mortgage loans. Most mortgages are either insured by an agency of the federal government, or in the case of a conventional mortgage, meet requirements for resale to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Periodically, Inland Mortgage sells loans to private investors pursuant to their requirements. Inland also originates a small amount of commercial mortgages.

Inland Mortgage sells mortgage loans to institutional investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Inland Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Inland Mortgage operates 106 production and satellite offices in 27 states. During 1996, Inland Mortgage established offices in Temecula, California; Colorado Springs, and Denver Central, Colorado; Marlton previously Cape May, New Jersey; Albuquerque, New Mexico;
Austin, Texas.   During 1996, Inland Mortgage closed offices in Fresno, Long
Beach, Montclair, Orange, Pleasanton, San Francisco, San Mateo, San Rafael, and Selma, California; Prescott, Arizona; Bloomington and St. Louis Park, MN; Kalispell, Montana; Santa Fe, New Mexico; and Orting and Vancouver, Washington.

Inland Mortgage will enter the non-prime first mortgage lending market in 1997. This market is comprised of borrowers who do not qualify under the underwriting guidelines established by the government sponsored secondary market agencies for conforming first mortgages. Inland opened a non-prime lending office in Richmond, Virginia late in the fourth quarter of 1996 and will begin originating nonprime first mortgages in 1997.

Inland Mortgage and the Registrant have, for several years, been exploring opportunities to test the development of mortgage banking operations in markets outside the United States. In December, 1996, Inland Mortgage began taking applications from U. S. Borrowers for Dollar denominated loans to be secured by residential real estate located in Mexico. Inland does not expect to close any of these loans until the first quarter of 1997. The Registrant hopes to continue research of international opportunities to which Registrant might apply its knowledge and competencies.

Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, financial counseling, property and casualty insurance agency services, trust services, securities brokerage and safe deposit facilities. Irwin Union Bank
XXXPage 3XXX

is the largest of nine financial institutions operating in Bartholomew County, Indiana with eight locations throughout the county. Irwin Union Bank also has branch facilities in Seymour (Jackson County - 2), Shelbyville (Shelby County 2), Bloomington (Monroe County), Franklin (Johnson County), and Greensburg (Decatur County), Indiana. Irwin Union Bank has two trust custodial offices in Indianapolis, Indiana. The custodial locations are scheduled to close in January, 1997.

Affiliated, acquired in 1990 and located in Northbrook, Illinois, is engaged in the small-ticket equipment leasing and commercial lending business. Affiliated offers nonrecourse, non-operating, full payout leases and commercial lines of credit to physicians, medical clinics, veterinarians, dentists and chiropractors.

Home Equity was formed in 1994 and is located in San Ramon, California. Home Equity originates and services home equity loans. The loans are marketed through direct mail and telemarketing in sixteen states.

White River Capital Corporation ("White River"), a venture capital company, is located in Columbus, Indiana and currently holds one investment but has suspended making new investments.

Irwin Union Credit Insurance Corporation is located in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

IFC Capital Trust I ("Capital Trust"), is a statutory business trust created under the laws of Delaware. The Company owns all of the Common
Securities of Capital Trust. Trust exists for the purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 9.25% Subordinated Debentures of the Company. The Subordinated Debentures will mature on March 31, 2027, which date may be (i) shortened to a date not earlier than March 31, 2002, or (ii) extended to a date not later than March 31, 2046, in each case if certain conditions are met (including, in the case of shortening the Stated Maturity, the Company having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities, which are guaranteed by the Company, will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 9.25% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997.

No single part of the business of the Registrant is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon the business of the Registrant. Inland Mortgage is registered as a Foreign Financial Institution in Mexico but has no foreign operations or export sales.

Competition

Inland Mortgage originates and services residential first mortgage loans from 106 production and satellite offices in Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Minnesota, Missouri, New Jersey, New Mexico, Nevada, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington, Wisconsin and the Washington, D.C. metropolitan area, including offices in Maryland and Virginia. In each of these locations, competition for mortgage loans is vigorous, coming from other national, regional and local mortgage banking companies as well as commercial banks, savings banks and savings & loan associations. Inland Mortgage purchases mortgage loans from correspondents in these and other states as well.

The commercial banking business for Irwin Union Bank in the Bartholomew, Decatur, Jackson, Johnson, Monroe and Shelby County areas is very competitive. Within these counties, in addition
XXXPAGE 4XXX

to the commercial banks, there are a number of savings banks, savings & loan associations and credit unions competing for deposits and loans. Irwin Union Bank also competes for the provision of banking services with banks located elsewhere in Indiana, primarily in south central Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 1996, Irwin Union Bank ranked first among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin
Union Bank derives its business from several other counties in south central Indiana.

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

Home Equity originates home equity loans for private home owners in several states. Home Equity's primary competitors include banks, thrifts, credit unions and other home equity lenders with operations that are either national, regional or local in scope. Such competitors may be headquartered anywhere in the country.

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

In addition to the regulation of the Registrant, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation. Inland Mortgage is subject to audit and examination oversight by the federal department of Housing and Urban Development as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage
Corporation. The insurance subsidiary of the Registrant and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The home equity subsidiary of the Registrant is also dependent upon state licenses for its ability to extend credit in certain states. Finally, the securities brokerage activities of Registrant's registered broker/dealer are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Investor Services operates, and the National Association of Securities Dealers.
XXXPAGE 5XXX

Employees and Labor Relations

As of December 31, 1996, the Registrant and its subsidiaries had a total of 1,998 employees, including full-time and parttime employees. The Registrant continues a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Further Information

The following information responsive to Guide 3 promulgated under the Securities Exchange Act of 1934, is contained in the "Management's
Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report to Shareholders for the year ending
December 31, 1996 and is incorporated herein by reference: "Daily Average Consolidated Balance Sheet, Interest Rates and Interest Differential"
(p. 70), "Investment Securities" (p. 57), "Short-Term Borrowings" (p. 59), "Summary of Net Interest Income Changes" (p. 55), "Deposits" (p. 58), "Loans and Leases" (p. 56), "Five-Year Selected Financial Data" (p. 28), and the discussion and tabular information under the caption "Credit Risk" on pages 62 to 66 of "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Executive Officers of the Registrant

The Executive Officers of the Registrant are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

Robert P. Albert (46) is President of Affiliated Capital Corp. since February 28, 1990.

Claude E. Davis (36) is President of Irwin Union Bank since January 2, 1996. He has been an officer since 1988.

Elena Delgado (41) is President of Irwin Home Equity Corporation since September 4, 1994. From March through August, 1994, Ms. Delgado was an independent consultant to Irwin Financial Corporation. From 1990 to 1993, Ms. Delgado was Vice President, Second Mortgage Lending of First
Deposit Corporation.

Gregory F. Ehlinger (34) is Vice President and Treasurer of the Registrant since August of 1992. From 1988 to 1992, Mr. Ehlinger was employed by Irwin Management Company, Inc. (A private management company).

Jose M. Gonzalez (38) is Vice President and Director of Internal Audit of the Registrant since October of 1995. From 1993 to 1995, Mr. Gonzalez was Senior Vice President, Audit & Compliance Services of Premier Bank and Trust. From 1991 to 1993, Mr. Gonzalez was Vice President and Senior Compliance Officer at First Empire State Corporation.

Theresa L. Hall (44) is Vice President of the Registrant, since 1988. She has been an officer since 1980.

Rick L. McGuire, (44) is President of Inland Mortgage since January 1, 1996. He has been an officer since 1978.

William I. Miller (40) is Chairman of the Board, since 1990, and has been a Director of the Registrant since 1985.
XXXPAGE 6XXX

John A. Nash (59) is Chairman of the Executive Committee, since 1990, and President, since 1985, of the Registrant. He has been an officer and Director of the Registrant since 1972.

Michael F. Ryan (51) is Vice President Community Relations of the Registrant since January 2, 1996. He was President of Irwin Union Bank from
1981 - 1995.  He has been an officer since 1976.

Matthew F. Souza (40) is Vice President and Secretary of the Registrant. He has been an officer since 1985.

Marie C. Strack (34) is Vice President and Controller of the Registrant since May of 1992. From 1985 to 1992, Ms. Strack was employed by the public accounting firm of Coopers & Lybrand L.L.P., as Audit Manager.

Thomas D. Washburn (50) is Senior Vice President and Chief Financial Officer, since 1980, of the Registrant. He has been an officer since 1976.

Item 2.  Properties

The location and general character of the materially important physical properties of the Registrant and its subsidiaries are as follows:

The main office of Inland Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana and a new servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana. Inland Mortgage also has loan production and satellite offices located in Flagstaff, Phoenix (3), Mesa, Scottsdale, Tempe, and Tucson, Arizona; Antioch, Bakersfield,
Concord, Covina, Lake Forest, Morgan Hill, Pasadena, Porterville, Richmond, Sacramento, Salinas, Santa Rosa, Temecula, Ventura, Visalia, Walnut Creek, Westlake Village, Woodland, Yuba City, and Yreka, California; Castle Rock, Colorado Springs, Denver (2), Englewood, and Fort Collins , Colorado; Bethany Beach and Newark, Delaware; Clearwater, Longwood, and Orlando, Florida; Atlanta, Georgia; Aiea, Honolulu, Kailua, and Maui, Hawaii; Chicago, Decatur, and Tinley Park, Illinois; Indianapolis (5), Anderson, Ft. Wayne, Kokomo, Lafayette, LaPorte, South Bend, and Warsaw, Indiana; Lexington and Louisville, Kentucky; Baton Rouge, Louisiana; Columbia, Crofton, Rockville, Solomons, and Towson, Maryland; Arden Hills, Burnsville, and Minneapolis, Minnesota; St. Louis, Missouri; Las Vegas, Nevada; Marlton previously Cape May, New Jersey; Albuquerque, New Mexico; Cary, Charlotte,
Greensboro, and Raleigh, North Carolina; Cleveland, Dayton, and Independence, Ohio; Tulsa, Oklahoma; Beaverton and Clackamas, Oregon; West Chester, Pennsylvania; Austin, Corpus Christi, Dallas, El Paso, Houston, North Houston, and Plano, Texas; Salt Lake City, Utah; Fredericksburg, Gloucester, Richmond, Springfield, Suffolk, and Woodbridge, Virginia;
Bellevue, Battleground, Everett, Mount Lake Terrace, Seattle, and Snohomish, Washington; and Madison, Wisconsin. All offices occupied by Inland Mortgage are leased.

The main office of Irwin Union Bank is located in four connected buildings all at 500 and 520 Washington Street, Columbus, Indiana. These buildings and one branch building are owned in fee by Irwin Union Realty Corporation, a whollyowned subsidiary of Irwin Union Bank, and are leased by Irwin Union Bank. Irwin Union Bank owns in fee three of its other thirteen relatively small branch banking premises. The other branch offices are leased. None of the properties owned by Irwin Union Bank are subject to any major encumbrances.

The main office of Affiliated, where administrative and lease servicing activities are centered, is located at 707 Skokie Boulevard, Northbrook, Illinois. This office location is leased.

The main office of Irwin Home Equity is located at 12677 Alcosta Blvd., Suite 500, San Ramon, California. This office location is leased.
XXXPAGE 7XXX

The main offices of the Registrant, White River Capital Corporation and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana in space leased from Irwin Union Bank.

Item 3.  Legal Proceedings

As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities.

As of December 31, 1996, Inland Mortgage was a defendant to a class action lawsuit initiated in the state of Minnesota. The case is currently pending before a federal Multidistrict Litigation Panel in Chicago, Illinois. Plaintiffs allege that they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Inland Mortgage. This case is among a series of class action cases commenced against a number of mortgage servicers in several states challenging the practices used in connection with the administration of escrow accounts for single family residential mortgages. Early in January, 1997, class certification was denied to the plaintiff by the court. The plaintiff may still pursue an action against Inland Mortgage as an individual and plaintiff's counsel may still seek to find another mortgagor who would support a new class action against Inland Mortgage so it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability or potential loss exposure, if any, to which Inland Mortgage might be exposed in this or similar escrow individual or class action cases brought in the future.

As of December 31, 1996, Inland Mortgage was a defendant to a class action lawsuit initiated in the state of Indiana. The case is currently pending before the Marion County Superior Court. Plaintiffs allege that lenders do not have the right to require borrowers to pay premiums for private mortgage insurance. This case is among a series of class action cases commenced against a number of mortgage lenders in several states challenging the right of mortgage lenders to collect private mortgage insurance payments from borrowers. In February, 1996, Inland Mortgage filed a motion for summary judgment with the court. In December, 1996, the court denied the motion. The litigation is still at a stage where it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability or potential loss exposure, if any, to which Inland Mortgage might be exposed.

As of December 31, 1996, Inland Mortgage was a defendant to a class action lawsuit initiated in the state of Alabama. This action is one of a breed of "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. The litigation is still at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish possible extent or amount of liability loss exposure, if any, to which Inland Mortgage might be exposed.

As of December 31, 1996, the Registrant, Home Equity and certain officers of Home Equity were defendants to an action initiated in the State of California. The case is currently pending in the Superior Court of the State of California in and for the City and County of San Francisco.
The plaintiff alleges that defendants misappropriated trade secrets of plaintiff due to the employment by Home Equity of former officers and employees of plaintiff. The plaintiff originally sought a preliminary injunction hearing but the hearing was vacated in April, 1996. It is impossible to predict the extent or amount of liability or potential loss exposure, if any, to which Home Equity and the other named defendants might be exposed.

As of December 31, 1996, Irwin Union Bank was plaintiff in an action initiated in the State of New York against another depository institution arising from a wire transfer of funds which occurred in September, 1995. The litigation is presently in the discovery stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the full extent of the potential loss exposure, if any, to which Irwin Union Bank may be exposed.
XXXPAGE 8XXX

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

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1996, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Common Stock of the Registrant is quoted on The Nasdaq National Market (NASDAQ-NMS - trading symbol, IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Registrant's Common Stock in each quarter of the two most recent calendar years. All data have been adjusted for stock splits. The approximate number of shareholders of record on March 11, 1997 was 1,550.

Stock Prices and Dividends:
                      High    Low     Quarter  Cash          Total Dividend
                       $      $       End      Dividend      For Year
                                      $        $             $

1995 (split
adjusted)

First Quarter       15 7/8    13 3/4  15 1/2    0.055
Second Quarter      17 5/8    15 1/2  17 1/4    0.055
Third Quarter       18 1/4    17 1/4  17 3/4    0.055
Fourth Quarter      20 1/8    17 5/8  20        0.055        0.22

1996 (split
adjusted)

First Quarter       22 3/4    19 3/4  22 1/8    0.060
Second Quarter      22 1/4    19 5/8  19 5/8    0.060
Third Quarter       21 5/8    17 7/8  21 1/4    0.060
Fourth Quarter      24 3/4    21 1/4  24 3/4    0.060       0.24

The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 27, 1996, the Registrant's Board of Directors a pproved an increase in the Registrant's quarterly dividend to $.12 per share which dividend rate was adjusted to reflect the two-for-one stock split of December 30, 1996. Dividends paid by Irwin Union Bank to the Registrant are restricted by banking law. See Note 14 of Notes to the Consolidated
Financial Statements in the attached Annual Report to Shareholders.

No sales of unregistered equity securities were made by the Registrant during the fourth quarter of 1996.
XXXPAGE 9XXX

Item 6.  Selected Financial Data

The information contained in the Annual Report to Shareholders for the year ended December 31, 1996, under the caption "Five-Year Selected
Financial Data", is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements. The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 as to "forward looking" statements in this Form 10-K. This section contains certain forward looking statements within the meaning of such Act, including the statements made under the "1997 Outlook" section for each line of business. Such statements are subject to risks and uncertainties and actual results for subsequent periods could differ materially from those addressed in forward looking statements as a result of various factors, including the following:

Economic Conditions. The Company's results are likely to be influenced by general economic conditions. Changes in local, regional or national economies could have a material impact on the credit quality of the Company's assets and the demand for its products and services.

Interest Rate Fluctuations. The Company actively manages its interest rate risk exposure as described below in "Interest Rate Sensitivity," but if interest rates should change rapidly or vary substantially from anticipated levels, the Company's results may be impacted in the shortterm.

Government Regulation and Monetary Policy. The financial services industry is subject to extensive federal and state regulations. There have been significant changes in the past in such regulations, and there may be future legislation or repeal of or changes in laws or regulations that could have a material impact on the Company's businesses. Further, federal monetary policy particularly as implemented through the Federal Reserve System, significantly affects credit conditions for the Company, primarily through open market operations in U.S. government securities, the discount rate for member bank borrowing and bank reserve requirements, and a material change in these conditions would be likely to have an impact on results.

Credit Quality and Liquidity Risk. As discussed below under "Risk Management," "Credit Risk" and "Liquidity," the Company's businesses involve the assumption of substantial financial risk. While the Company employs risk management policies and procedures intended to minimize such financial risk exposures as described below, such policies and procedures may not prevent unexpected losses if borrowers' nonperformance significantly exceeds the estimated loan loss levels anticipated by management in establishing loan and lease loss reserves.

Computation. The Company competes with numerous financial institutions and other non-depository financial intermediaries in each of its lines of business. Future results may be impacted if circumstances affecting the nature or level of competition change, such as the merger of competing financial institutions or aggressive expansion by existing competitors that may impact net interest margin.

Management's Discussion and Analysis of Results of Operations and Financial Condition:

                        Five-Year Selected Financial Data
                            1996      1995      1994     1993      1992
Financial Data
(in thousands)
For the year:
Net Revenues               $197,020  $148,364  $116,908  $119,366  $494,934
XXXPAGE 10XXX
Other Operating
Expense                     159,733    115,915    86,844    93,803    73,811
Net Income                   22,428     20,083    18,216    15,588    12,866
Mortgage Loan
Closings                  5,085,625  3,559,310 2,812,962 4,273,933 3,441,347
Return on Average
Equity                       20.58%     22.60%    23.91%    24.91%    26.51%
Return on Average
Assets                         1.95       2.28      2.43      2.15      1.97
Dividend Payout Ratio         12.15      12.36     11.38     11.12      8.88

Per share:*
Net Income                    $1.93      $1.75     $1.55     $1.33     $1.12
Cash Dividends                 0.24       0.22      0.18      0.15      0.10
Book Value                    10.46       8.76      7.21      6.03      4.82
Market Value at
December 31,                  24.75      19.94     13.38     12.50     11.50

At year end:
Assets                   $1,303,886 $1,038,307  $659,671  $881,864  $602,465
Deposits                    640,153    563,999   439,918   500,370   389,323
Mortgage Loans
Held for Sale               445,101    378,658   154,964   370,755   218,080
Loans and Leases, Net       522,457    407,904   304,548   252,823   207,138
Shareholders'
Equity                      118,902     99,216    81,104    70,093    55,343
Mortgage Servicing
Portfolio                10,810,988 10,301,914 8,818,502 7,922,299 5,470,505
Equity to Assets
Ratio                         9.12%      9.56%    12.29%     7.95%     9.19%
Risk-based Capital
Ratio                         14.23     14.49     19.18      15.68     16.46
Leverage Ratio (Tier
one)                           9.84     10.57     10.82       9.63      8.48

Averages:
Assets                   $1,151,535  $882,164  $748,981   $725,846  $651,517
Equity                      108,970    88,867    76,178     62,586    48,539
Shares Outstanding           11,610    11,486    11,766     11,720    11,534

*Adjusted for stock splits

Consolidated Overview:

Irwin Financial Corporation earned record net income in 1996. This performance was largely due to increased loan originations in the mortgage banking business, continued growth at the community bank, and improved results at the Corporation's newly formed home equity lending business.

Net income for 1996 totaled $22,428,338, up 11.7% from 1995 and 23.1% from 1994. Net income per share in 1996 was $1.93 compared to $1.75 in 1995 and $1.55 in 1994. Return on average equity for 1996 was 20.58% compared to 22.60% in 1995 and 23.91% in 1994. Return on average assets was 1.95% compared to 2.28% in 1995 and 2.43% in 1994.

Earnings By LineIrwin Financial Corporation is comprised of four lines of business:
                 - Mortgage banking
                 - Community banking
XXXPAGE 11XXX

                 - Home equity lending
                 - Equipment leasing

To provide an effective report on the Corporation's operations, the results of the activities of Irwin Union Bank which provide funding and invest in assets generated by other Irwin Financial companies have been included with the results of the other asset-generating companies. These combined figures are reported as the results of each line of business.

Earnings:
(In thousands)                              1996        1995      1994
Mortgage Banking                         $20,422     $19,331   $15,728
Community Banking                          4,254       3,639     3,050
Home Equity Lending                        (816)     (3,220)         -
Equipment Leasing                          (141)       (334)       873
Parent (including consolidating entries) (1,291)         667   (1,435)
                                         ---------- ---------  --------
                                         $22,428     $20,083   $18,216

Business Profile:
Mortgage Banking

Selected Financial Data

(In thousands)               1996      1995      1994      1993      1992

Selected Income Statement Data:
Net interest income       $16,828    $13,290    $12,702    $15,067   $15,203
Loan origination fees      43,463     31,871     25,308     37,605    28,548
Gain on sale of loans      25,541     18,020      2,219     14,225    10,337
Loan servicing fees        44,587     36,087     32,426     24,428    15,135
Gain on sale
of servicing               16,378     15,271     17,716      2,979     5,133
Other income                  888        787        647        550       448
                          --------------------------------------------------
Total net revenues        147,685    115,326     91,018     94,854    74,804
Operating expense         113,590     83,344     64,571     72,140    54,309
                         ---------------------------------------------------
Income before taxes        34,095     31,982     26,447     22,714    20,495
Income taxes               13,673     12,651     10,719      9,073     8,178
                         ---------------------------------------------------
Net income                $20,422    $19,331    $15,728    $13,641   $12,317
============================================================================
Selected Balance Sheet Data
    at End of Period:
Mortgage loans held
for sale                 $371,058   $309,262   $131,543   $318,453  $179,583
Mortgage servicing
rights                     67,750     51,783     18,834     11,505    10,156
Total assets              557,275    445,129    216,180    452,365   214,411
Short-term debt           265,646    227,021     68,259    215,014    77,731
Long-term debt              4,914      2,300      2,605      2,934     1,178
Shareholders'
equity                    $66,180    $55,811    $50,805    $42,355   $31,105

Selected Operating Data:
Mortgage loan closings $5,085,625 $3,559,310 $2,812,962 $4,273,933 $3,441,347

XXXPAGE 12 XXX

Servicing portfolio:
Balance at
December 31,           10,810,988 10,301,914  8,818,502  7,922,299  5,470,505
Weighted average coupon
rate                        7.83%      7.83%      7.59%      7.51%      8.37%
Weighted average servicing
fee                          0.38       0.38      0.38        0.37       0.36
Servicing sold as a percent of
    production               60.9       28.4      49.8         5.6       12.3


Overview & Strategy:

The mortgage banking line of business consists of Inland Mortgage Corporation and the related activities of Irwin Union Bank. The business is headquartered in Indianapolis and originates, packages, sells, and services residential mortgage loans throughout the U.S. It has offices in 27 states and ranks among the top 25 mortgage loan originators in the country. Most of the loans originated and serviced are either government-insured through the Veterans' Administration (VA) or Federal Housing Administration (FHA) or conventional loans which conform to the underwriting guidelines of the two principal government-sponsored agencies which support the secondary mortgage markets, the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

Mortgage loans are originated through both branches (retail) and third party sources (wholesale). Potential borrowers are identified principally through relationships maintained with housing intermediaries including realtors and home builders.

Loans are funded on a short-term basis through credit facilities provided by commercial banks including Irwin Union Bank. Repurchase agreements with investment banks are also used. Individual loans are pooled, securitized, and sold into the secondary mortgage market. Servicing rights are periodically sold for a variety of reasons including cash flow and servicing portfolio management. Over the past five years, servicing rights have been retained on a total of 67.8% of the loans originated by this line of business.

1996 Review:
Net income from mortgage banking was $20.4 million in 1996, an increase of 5.6% over 1995 results of $19.3 million and 29.8% over 1994 results of $15.7 million.

Mortgage Closings:
(In thousands)                           1996        1995        1994
Total closings
                                   $5,085,625  $3,559,310  $2,812,962
Percent retail loans                    41.8%       50.3%       56.6%
Percent wholesale loans                  52.4        42.5        42.9
Percent brokered                          5.8         7.2         0.5

Annual loan closings in 1996 of $5.1 billion were up 42.9% from 1995 and 80.8% from 1994. During 1996 the mortgage bank originated a greater portion of its loans through wholesale channels than had been done in previous years. Income from mortgage loan originations totaled $43.5 million which was $11.6 million over 1995 and $18.2 million over 1994. Mortgage loan applications in process at the end of 1996 totaled $1.5 billion, compared with $1.2 billion at the end of 1995 and $0.5 billion at the end of 1994. Refinances accounted for 19.0% of 1996 loan closings, compared to 11.6% in 1995 and 15.8% in 1994.
XXXPAGE 13XXX

Gains from the sale of mortgage loans totaled $25.5 million in 1996, up from $18.0 million in 1995 and $2.2 million in 1994. Gains recognized in 1996 and for the last nine months of 1995 reflect the change in generally accepted accounting principles for mortgage banking (SFAS No. 122) which took effect April 1, 1995. Net revenues from loan sales were tempered somewhat by loan pricing concessions which totaled $2.5 million in 1996 compared to $3.8 million in 1995 and $0.1 million in 1994.

Mortgage Servicing:
Servicing Portfolio:
(In billions)                  1996      1995      1994
Beginning portfolio           $10.3      $8.8      $7.9
Add:
  Loans originated              2.1       1.8       1.6
  Loans purchased               3.0       1.8       1.2
Deduct:
Sale of servicing rights      (3.1)     (1.0)     (1.4)
  Run-off*                    (1.5)     (1.1)     (0.5)
-------------------------------------------------------
Ending portfolio              $10.8     $10.3      $8.8
=======================================================
Number of loans             140,354   129,270   107,101
Average loan size           $83,540   $82,186   $80,038
Percent GNMA                    51%       48%       57%
Percent FHLMC                    15        21        16
Percent FNMA                     16        17        20
Delinquency ratio:            5.12%     4.55%     3.25%
Capitalized servicing as a
percentage of servicing
portfolio                     0.65%     0.50%     0.23%

*Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayment of an entire loan.

The mortgage servicing portfolio was $10.8 billion at December 31, 1996, up 4.9% from the same date in 1995 and 22.6% from 1994. The 1996 annual portfolio run-off rate was 10.7%. This is up from the 1995 rate of 10.4% and the 1994 rate of 6.3%. The following table sets forth certain information regarding the interest rates of loans in the servicing portfolio at December 31:

Servicing Portfolio by Interest Rate:
                               1996              1995            1994
Less than 7%                   8.9%             10.3%           20.1%
7.00 - 7.99%                   44.3              39.8            35.3
8.00 - 8.99%                   38.7              33.9            30.7
9% or greater                   8.1              16.0            13.9
                          ---------          --------          --------
Total                          100%              100%            100%

The value of capitalized servicing rights must be adjusted for impairment which could result from interest rate changes. Although impairment write-offs caused by declining interest rates would be accompanied by increased loan origination fees, management has implemented hedging alternatives to avoid significant impairment provisions. Expenses related to mortgage servicing right impairment and hedging totaled $637.9 thousand in 1996 compared to $908.8 thousand in 1995. None were recorded in 1994.

The preceding information is related to the servicing portfolio owned by Inland. In addition to the owned servicing portfolio, the business subservices conventional loans for which it does not own
XXXPAGE 14XXX

servicing rights. The subservicing portfolio totaled $1.7 billion at December 31, 1996, compared to $1.9 billion on the same date in 1995.

Servicing and Other Fees:
(In thousands)                 1996      1995        1994

Servicing fees              $44,587   $36,087     $32,426
Other fees                      888       787         647
                          -------------------------------
Total                       $45,475   $36,874     $33,073

Servicing fee income is recognized by collecting fees which range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. An increase in the average size of the servicing portfolio throughout the year positively affected servicing income which increased 23.6% from 1995 and 37.5% from 1994.

Sale of Mortgage Servicing:

The mortgage banking business maintains the flexibility to either sell servicing rights for current income and cash flow or retain servicing for future cash flow. The decision to sell or retain servicing is based on current market conditions balanced with the business' interest rate risk tolerance.

Servicing rights totaling $3.1 billion were sold in 1996, generating a $16.4 million pre-tax gain on those sales, net of any purchased servicing expense which had been capitalized. This compares to servicing sales of $1.0 billion in 1995 that produced a $15.3 million pre-tax gain and $1.4 billion in 1994 that produced a $17.7 million pretax gain. The lower margin recognized in 1996 reflects the impact of the change in mortgage accounting standards made in 1995. Had all servicing been retained in 1996, gains on sales of loans would have been higher than what was recorded, with a corresponding reduction in gains from sales of servicing. Therefore, the net increase in income as a result of the decision to sell servicing was insignificant. Servicing sales in 1996 represented 60.9% of 1996 closings versus
1995 sales which were 28.4% of that year's closings and 1994 sales which were 49.8% of closings.

Net Interest Income:

Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income totaled $16.8 million in 1996, compared to $13.3 million in 1995 and $12.7 million in 1994. The increase is due primarily to the increased loan volume experienced in 1996.

Operating Expenses:
(In thousands)                           1996      1995          1994
Salaries and employee benefits        $66,153   $51,737       $41,725
Amortization of mortgage servicing
rights                                 13,259     4,865         1,943
Other expenses                         34,178    26,742        20,903
                                 ------------------------------------
Total operating expenses             $113,590   $83,344       $64,571
                                     ========   =======      ========
Number of employees at December 31,     1,474     1,316           955

Total operating expenses increased 36.3% from 1995 and 75.9% from 1994. The increase reflects the continued expansion of the production system and increased costs associated with technological improvements made during the year.

1997 Outlook:
XXXPAGE 15XXX

The environment in which the mortgage bank operates is rapidly changing. As a result, technology will play an increasingly important role in the mortgage bank's strategic plans. Management believes that in order to remain competitive, the mortgage bank must advance its use of technology to reduce its costs of production and enhance its distribution methods or develop new channels of distribution. Significant technology initiatives which were started in 1996 will continue during the coming year.

Throughout much of its history, the mortgage banking business has concentrated on the origination of FHA and VA loans. As such, the company developed a reputation of effectively serving the mortgage origination needs of first time home buyers. These borrowers generally require more guidance through the origination process than do those borrowers who previously qualified for mortgage loans.

Inland Mortgage continues to be interested in leveraging its capabilities to serve those borrowers who have special needs. The business recently began two initiatives to expand its reach in special needs borrowing. Both are in their early stages and are not expected to add materially to results in 1997. They are indicative, however, of efforts the company is making to focus on defensible market segments where a sustainable competitive advantage can be created based upon a dedication to customer service, fast turnaround time, and product innovation.

The first such initiative is the mortgage bank's entrance into the non-prime first mortgage lending market which is comprised of borrowers who do not qualify under the underwriting guidelines established by the government sponsored secondary market agencies for conforming first mortgages.
The second initiative to expand the company's reach involves making mortgage loans on selected resort properties located outside the United
States. In December, 1996, Inland Mortgage began taking applications from U.S. borrowers for dollar denominated loans to be secured by residential real estate located in Mexico. The company is prepared to begin closing such loans during the first quarter of 1997.

Employees:

As of December 31, 1996, the mortgage banking line of business employed 1,474 people- approximately 74% of the Corporation's total employee base. Total employment expense in 1996 was $66.2 million or 58.2% of operating expenses.

Inland Mortgage Corporation
Directors

John T. Hackett          Managing General Partner,
                         CID Equity Partners, L. P.
                         (Venture Capital
                         Partnership)
William H. Kling         President,
                         Minnesota Public
                         Radio
                         Inland Mortgage Corporation
William I. Miller        Chairman,
                         Irwin Financial Corporation
John A. Nash             President,
                         Irwin Financial Corporation
Lance R. Odden           President and Headmaster,
                         The Taft School
James T. Sakai           Former Chairman,
                         Contour Hardening,
                         Inc. (Metals Treatment
                         Company)
Thomas G. Shafran        President,
                         Better Homes Realty
Thomas D. Washburn       Senior Vice President,
                         Irwin Financial Corporation
XXXPage 16XXX

Darell E. Zink, Jr.      Executive Vice President and Chief
                         Financial Officer
                         Duke Investments, Inc.
                         (Real Estate Development Company)

Inland Mortgage Corporation
Senior Officers

     Rick L. McGuire          President
     Herbert B. Tasker        Executive Vice President-All Pacific
                              Region
     T. Lester Acree          Senior Vice President- Wholesale Loan
                              Purchasing
     Kenneth R. Block         Senior Vice President-Loan Production
     Katrina J. Crubaugh      Senior Vice President-Human Resources
     Mark J. Lynch            Senior Vice President- Nonconforming Lending
     William M. Meyer         Senior Vice President-Loan Servicing
     Timothy L. Murphy        Senior Vice President-Finance
     Erik J. Sorensen         Senior Vice President-Secondary Marketing
     Scott G. Beer            First Vice President-Secondary Marketing
     Mark E. Braden           First Vice President-Information Technology
     Richard C. Cargill       First Vice President-Metro Phoenix
     Robert H. Griffith, Jr.  First Vice President and Legal Counsel
     Renee M. Gunderson       First Vice President-Underwriting/Closing
                              Post Closing
     Darla S. Habig           First Vice President-Loan Control
     Allan D. Karlander       First Vice President-Central Region
     John F. Macke            First Vice President- Management Information
     David P. Matern          First Vice President-Loan Administration
     Rachelle E. Mikosz       First Vice President-Office Services
     Kevin M. Murphy          First Vice President-Accounting
     Michael G. Plank         First Vice President-Atlantic Coast Region
     Diana M. Rossetter       First Vice President-Quality Control
     Suzanne C. Samson        First Vice President-All Pacific Region
     Sherri K. Sanford        First Vice President-Customer Service
     Lyle E. Shearer          First Vice President-All Pacific Region
     Richard E. Skiles        First Vice President-Appraisals
     Nicholas Vracas          First Vice President-Mid-states Region

Business Profile:
Community Banking

Selected Financial Data

(In thousands)                  1996      1995      1994      1993    1992

Selected Income Statement Data:
Interest income              $35,645   $31,965   $23,808   $22,238 $20,267
Interest expense              15,908    14,048     8,822     8,684   8,379
Provision for loan
and lease losses               2,284     2,038     1,344     1,551   1,500
                     ------------------------------------------------------
XXXPAGE 17XXX

Net interest income after provision for
loan and lease losses         17,453    15,879    13,642    12,003  10,388
Noninterest income             9,384     7,187     5,719     6,192   5,443
                             ---------------------------------------------

Total net revenues            26,837    23,066    19,361    18,195  15,831
Operating expenses            20,311    17,582    14,858    14,264  12,498
--------------------------------------------------------------------------
Income before taxes            6,526     5,484     4,503     3,931   3,333
Income taxes                   2,272     1,845     1,453     1,247   1,001
                             ---------------------------------------------
Net income                    $4,254    $3,639    $3,050    $2,684  $2,332
                              ======    ======    ======    ======  ======
Selected Balance Sheet Data at
  End of Period:

Loans and leases, net       $331,790  $306,415  $252,226  $210,340 $176,958
Total assets                 503,507   440,035   370,462   334,148  318,512
Deposits                     453,879   400,149   341,459   298,615  314,773
Shareholders' equity          33,967    28,722    24,686    23,882   20,470

Daily Averages:
Assets                      $459,893  $405,249  $344,691  $302,692 $261,708
Deposits                     413,935   358,343   315,229   275,956  236,641
Loans and
leases, net                  325,291   281,147   228,544   195,304  166,202
Shareholders' equity          31,863    27,661    23,580    20,326   18,290
Shareholders' equity
to assets                      6.93%     6.83%     6.84%     6.72%    6.99%

Overview & Strategy:

Community banking is conducted by Irwin Union Bank and Trust Company which is headquartered in Columbus, Indiana. At year-end 1996, it had 15 offices in six counties in south central Indiana. It holds a major share of the market in Bartholomew County where it has operated since 1871. Expansion into surrounding counties has occurred in recent years and has been on a de novo basis. The community bank's strategy in these and other possible new markets is to position itself as "the local bank." The objective is to deliver services in the way customers would expect from a bank headquartered in that market. This means that every effort is made to staff the offices with local people and to give those people the authority to make key customer decisions. Credit, investment, trust, and insurance services are provided to individual and corporate customers.

1996 Review:

Community banking net income in 1996 totaled $4.3 million, up 16.9% from 1995 net income of $3.6 million and 39.5% from 1994 net income of $3.1 million. The return on average equity was 13.35% in 1996 as compared to 13.16% in 1995 and 12.93% in 1994. Results include the income and expenses of trust operations and investment advisory services which were previously reported in the investor services line of business and are now managed and reported by the community bank. Also included are credit insurance income and expenses which were previously reported as a separate line of business. Results for previous years have been restated for comparability.

Net interest revenue:
(In thousands)                        1996         1995          1994
Net interest revenue on a taxable
   equivalent basis*               $20,096      $18,362       $14,989
Average interest earning assets    426,290      373,784       312,898
Net interest margin                  4.71%        4.91%         4.79%

XXX PAGE 18XXX

*Reflects what net interest revenue would be if all interest income was subject to federal and state income taxes.

Net interest revenue on a taxable equivalent basis increased
9.4% from 1995 and 34.1% from 1994 to a total of $20.1
million. Net interest revenue is the product of net interest margin and average earning assets.

Net interest margin was down for the year, coming in at 4.71% for 1996 compared to 4.91% in 1995 and 4.79% in 1994. The decline was principally due to declines in yields in the community bank's loan portfolio. The average yield on all earning assets was 8.45% compared to 8.67% for 1995 and 7.61% for 1994.

Provision for Loan and Lease Losses:
The provision for loan and lease losses in 1996 was $2.3 million, compared to $2.0 million in 1995 and $1.3 million in 1994. The provision was equal to 0.7% of average loans and leases outstanding in 1996, compared to 0.7% in 1995 and 0.6% in 1994. See the section on credit risk for additional information on asset quality and reserve adequacy.

Noninterest Income:
(In thousands)                 1996      1995    1994
Trust fees                   $2,571    $2,470  $2,300
Service charges on deposit
accounts                      1,820     1,596    1,259
Insurance commissions, fees,
and premiums                  1,105     1,016      915
Gain from sale of consumer
and mortgage loans              909         -        -
Loan servicing fees             690       210       93
Brokerage fees                  736       571        -
Other                        $1,553    $1,324   $1,152
                         ---------- --------- --------
Total noninterest income     $9,384    $7,187   $5,719

Noninterest income was up 30.6% from 1995 and 64.1% from 1994. The increase is partially attributed to the sale of $59.5 million of consumer loans during 1996 which generated a pre-tax gain of $676.0 thousand. The community bank retained the right to service the sold loans which contributed to increased loan servicing fees in 1996.

Operating Expenses:
(In thousands, except for number of employees)      1996      1995      1994

Salaries                                         $10,916    $9,656    $8,278
Other expenses                                     9,395     7,926     6,580
                                            --------------------------------
Total operating expenses                         $20,311   $17,582   $14,858
                                                 =======   =======   =======
Number of employees at December 31,                  304       291       262

Operating expenses increased 15.5% from 1995 and 36.7% from 1994. Costs associated with expanding new products and markets contributed to increases over the past two years. In addition, during 1996 the community bank changed its strategy for offering employee benefits services to customers of the trust department. The decision was made to simplify and streamline the product offering. Also during 1996, the community bank exited the mortgage document custody business. As a result of these two changes, the community bank recorded $1.5 million of restructuring expenses during the year.
XXXPAGE 19XXX

Balance Sheet:

Total assets averaged $459.9 million in 1996, compared to $405.2 million in 1995 and $344.7 million in 1994. Average earning assets for the year were $426.3 million, up $52.5 million or 14.0% from 1995 and up $113.4 million or 36.2% from 1994. The most significant component of the 1996 increase was loans and leases which were up $44.1 million on average in 1996 as a result of the community bank's expansion efforts into new markets. Average deposits were $413.9 million or 15.5% higher in 1996 than 1995 and $98.7 million or 31.3% higher than 1994.

The community bank's equity to assets ratio averaged 6.93% for the year, compared to 6.83% in 1995 and 6.84% in 1994.

1997 Outlook:

During 1997, the community bank plans to take advantage of the opportunities created by further consolidation in the banking industry. It plans to enter two new markets in which it can become the "local banking" alternative. The community bank will continue to expand its offering of non-traditional services in all of its markets. In addition, the community bank plans a test in certain markets of a new personal banker service made possible by the integration of information systems and new customer delivery channels through the use of new technology.

Employees:

As of December 31, 1996 the community bank employed 304 people. Total employment expense in 1996 was $10.9 million or 53.7% of total operating expenses.

Irwin Union Bank and Trust Company
Directors

     Robert H. Claxton        Senior Vice President- Finance,
                              Knauf Fiber Glass
                              (Manufacturer of Fiberglass Insulation)
     Claude E. Davis          President,
                              Irwin Union Bank and Trust Company
     John T. Hackett          Managing General Partner,
                              CID Equity Partners, L.P.
                              (Venture Capital Partnership)
     Robert W. Haddad         Chairman and President,
                              Columbus
                              Container, Inc.
                              (Manufacturer of
                              Corrugated Shipping Containers)
     Carolyn A. Lickerman     Homemaker
     John C. McGinty, Jr.     President, Southeastern
                              Indiana Health Management, Inc.
                              President, Columbus Regional Hospital
     William I. Miller        Chairman, Irwin Financial Corporation
     John A. Nash             President,
                              Irwin Financial
                              Corporation
     Charles A. Rau, M.D.     Physician
     John S. Spangler         President,
                              Milestone Contractors, L.P.
     Christine M. Vujovich    Vice President, Cummins Engine Company,
     Inc. Charles H. Watson   President, Historic Columbus
                              Development, Inc.
                              (Community Development Organization)
XXXPAGE 20XXX

Irwin Union Bank and Trust Company
Senior Officers

     Claude E. Davis     President
     Bradley J. Kime     Executive Vice President
     Kevin P. Barr       Senior Vice President and Chief Financial
                         Officer
     William P. Guffey   Senior Vice President and Senior
                         Lending Officer
     Albert C. Roszczyk Senior Vice President-Bartholomew County William S. Beitler President-Shelby County
     Karen S. Coldiron   President-Decatur County
     Brian D. Hall       President-Monroe County
     Robert L. Phillips  President-Johnson County
     William R. Redman   President-Hamilton County
     Donald J. Stuart    President-Irwin Union Advisory Services
     Gloria C. Bennett   Vice President-Investments and Funds
                         Management
     David S. Brooks     Vice President- Bartholomew County
     Debora L. Cox       Vice President-Operations
     Patrick K. Crimmins Vice President- Bartholomew County
     Bradley R. Davis    Vice President-Controller
     Dyar Forkert        Vice President- Decatur County
     Joseph B. Hauersperger   Vice President-Shelby County
     William A. Helmbrecht    Vice President-Bartholomew County
     Carrie K. Houston   Vice President-Human Resources
     James D. Keller     Vice President-Bartholomew County
     Dianne Kelly        Vice President-Jackson County
     Jay N. Morris       Vice President-Johnson County
     Ellen Z. Mufson     Vice President-Legal Counsel and
                         Assistant Secretary
     James D. Parcell    Vice President-Bartholomew County
     Rick L. Smith       Vice President- Jackson County
     Barbara A. Smitherman    Vice President-Bartholomew County
     Jill A. Stanton     Vice President-Mortgage Lending
     Jerrie H. Suckow    Vice President-Bartholomew County
     Craig Teegarden     Vice President-Johnson County

Selected Financial Data
(In thousands)                           1996        1995
Net interest income                    $4,574      $1,298
Gain on sale of loans                   7,798       2,985
Loan servicing fees                     4,573          13
Other income                              141         229
                                   ----------------------
Total net revenues                     17,086       4,525
Operating expenses                    $17,902       7,745
                                   ----------- ----------
Pre-tax loss                           ($816)    ($3,220)
                                      =======    ========

Selected Balance Sheet Data at End of Period:
Home equity loans net of loan loss
allowance                            $117,588     $36,225

XXXPAGE 21XXX

Excess servicing                       15,343       5,683
Total assets                          147,088      51,611
Short-term debt                       129,627      24,981
Shareholders' equity                   13,221       5,538

Selected Operating Data:
Loan Volume:
  Lines of credits                     80,724      87,420
  Loans                                88,396           -
Servicing portfolio:
  Balance at December 31,             230,450      86,691
  Weighted average coupon rate:
    Lines of credit                    12.80%      13.61%
    Loans                              14.08%           -

Overview & Strategy:

The home equity line of business includes Irwin Home Equity and the related activities of Irwin Union Bank. Irwin Home Equity is located in San Ramon, California and was incorporated in late 1994. The company began marketing home equity loans in early 1995 through direct mail and telemarketing and currently markets in 16 states.

The business has the option to either hold the loans in portfolio or securitize and service them. If the loans are held in portfolio, many costs incurred during the period to produce the loans are expensed immediately, whereas the revenue from the loans accrues over the lives of the loans. Alternatively, if the loans are securitized and sold on the secondary market to investors, a portion of the present value of the future net revenues from the loans will be recognized in the current period, helping to offset the expenses incurred in producing the loans.

1996 Review:

The home equity lending business recorded a pre-tax loss of $0.8 million in 1996, compared to a $3.2 million pre-tax loss in 1995.

Loan Originations:

During 1996 the home equity lending business originated $169.1 million of home equity loans, up 93.5% from 1995 volume of $87.4 million.

The business securitized and delivered $79.9 million of loans in 1996 which generated a pre-tax gain of $6.8 million. This compares to a $3.0 million gain recognized in 1995 on the sale of $51.6 million of loans. In addition to the $79.9 million of loans that were delivered in 1996, another $60.1 million were securitized. These loans will be delivered in the first quarter of 1997, and the gain on the sale will be recognized at that time. During 1996, the business also recorded a one-time $1.0 million pre-tax adjustment to the gain recorded on the 1995 securitization. The adjustment resulted from the substitution of a letter of credit in 1996 for the cash reserve which had been in place when the transaction was recorded. This revised approach to providing for reserves caused the 1995 gain to be higher than it would have been under the previous approach. If the business uses letters of credit in future transactions, the resulting gains are expected to be similarly affected.

Servicing Portfolio:
(In thousands)                 1996      1995

Balance at December 31     $230,450   $86,691
Delinquency ratio             0.67%     0.85%

XXXPAGE 22XXX

The home equity lending business continues to service loans it has securitized. The servicing portfolio, which includes loans held on the company's books as well as securitized loans, increased 165.8% from 1995.
The business earns a servicing fee equal to one percent of the outstanding principal balance of the securitized loans. Servicing fee income increased to $4.6 million in 1996 from $12.9 thousand in 1995. The level of fees in 1995 reflects the fact that loans were not securitized until late in the year.

Net Interest Income:

As a result of the increased loan volume in 1996, net interest income before loan loss provision was up 234.6% to $5.6 million. The loan loss provision also increased to $983.5 thousand from $363.0 thousand. Net charge-offs for the home equity lending business were $37.0 thousand in 1996 as compared to $2.1 thousand in 1995.

Operating Expenses
(In thousands, except for number of employees)    1996      1995

Salaries and employee benefits                  $8,663    $3,995
Marketing and development                        5,063     2,601
Other                                            4,176     1,149
                                           ---------------------
Total operating expenses                       $17,902    $7,745
                                               =======   =======
Number of employees at December 31,                159       107

Balance Sheet:

The home equity lending business had $118.2 million of loans outstanding at December 31, 1996. This compares to $36.4 million at the end of 1995. The loan loss allowance also increased to $589.4 thousand at December 31, 1996 from $146.6 thousand in 1995.

1997 Outlook:

During 1997, the home equity lending business looks to develop its business further and to increase its loan production volume. The business plans to continue exploring new products, funding alternatives, and markets where its skills in identifying customers well served by direct marketing of products uniquely tailored to their needs can be best applied.

The business will maintain the flexibility of either holding the loans it produces in portfolio or securitizing them in order to accelerate the recognition of income. Management will evaluate these options throughout the year in light of market conditions and financial objectives.

Employees:

As of December 31, 1996, the home equity business employed 159 people. Total employment expense in 1996 was $8.6 million or 48.4% of total operating expenses.

Irwin Home Equity Corporation
Directors and Senior Officers

Directors

     Elena Delgado       President,
                         Irwin Home Equity Corporation
    William I. Miller    Chairman,
XXXPAGE 23XXX

                         Irwin Financial Corporation
     John A. Nash        President,
                         Irwin Financial Corporation
     Thomas D. Washburn  Senior Vice President,
                         Irwin Financial Corporation
Senior Officers

     Elena Delgado       President
     Spencer J. Carlsen  Vice President- Production
     Edwin K. Corbin     Vice President-Finance and Servicing
     Kathryn J. Diamond  Vice President-Credit Risk Management
     J. Christopher Huseby    Vice President- Marketing and Business
                              Development
     Sunita Liggin       Vice President-Human Resources
     Jocelyn Martin-Leano     Vice President- Operations Support
     Jack Nichols        Vice President-Information Services
     Fern Prosnitz       Vice President-Legal Counsel

Business Profile:
Equipment Leasing

Selected Financial Data
    (In thousands)      1996      1995      1994     1993      1992

Net interest income   $3,622    $3,409    $4,339   $3,638    $2,349
Noninterest income       418       300       123       47        33
                     ----------------------------------------------
Total net revenues     4,040     3,709     4,462    3,685     2,382
Operating expenses     4,181     4,043     3,589    3,133     2,278
Pre-tax income
(loss)                $(141)    $(334)      $873     $552      $104
                     =======   =======      ====     ====      ====

Lease and loan
volume              $36,624    $24,951   $23,585  $22,922    $19,140
Net leases and loans
outstanding          53,632     45,765    42,989   37,401     27,738

Number of leases and
  loans outstanding   9.186      7.766     7.209    6.438      5.032
Average new lease and
loan size            $9.298     $9.027    $9.152   $8.663     $8.180

Overview & Strategy:

The equipment leasing line of business is made up of Affiliated Capital Corp. and the related activities of Irwin Union Bank. Affiliated is a small-ticket leasing company headquartered in Northbrook, Illinois, focused on the medical equipment industry. The company was started by Irwin Financial in 1990 when it hired the staff and acquired the rights to the customers and vendors of the predecessor company which had been in business since 1983.

The strategy of the equipment leasing business is to establish relationships with manufacturers and distributors of medical equipment and to place leases with medical professionals through the sales representatives of these vendors. This allows the business to place leases nationwide despite the fact that all employees are located in Northbrook. In response to changing customer needs, in 1995 the business
XXXPAGE 24XXX

began entering into private-label financing agreements with several equipment manufacturers and began offering a revolving credit product to complement its lease products.

The business focuses on relatively low cost (under $50,000) equipment for health care professionals. In general, this equipment provides low cost treatment that is often preventative in nature. Markets covered include both hospitals and alternate care sites.

1996 Review:

Equipment leasing recorded a pre-tax loss of $140.8 thousand in 1996, compared with a pre-tax loss of $333.7 thousand in 1995 and pre-tax income of $872.6 in 1994. As a result of the strategy changes implemented in late 1995, lease and loan volume increased to $36.6 million in 1996, up
46.8% from $25.0 million in 1995 and 55.3% from $23.6 million in 1994. However, because of increased competition in the equipment leasing industry which created margin pressures, net interest income did not increase commensurately. Net interest income totaled $3.6 million in 1996, an increase of $212.9 thousand or 6.2% from 1995 and a decrease of $717.4 thousand or 16.5% from 1994. Operating expenses were $4.2 million for the year, 3.4% higher than 1995 and 16.5% higher than 1994.

1997 Outlook:

Competition in the small-ticket leasing industry is expected to remain strong in 1997. The equipment leasing business will strive to remain competitive with larger lessors using a strategy that focuses on adding value through product differentiation to targeted business partners. The challenge for the business is to demonstrate that this strategy can achieve an attractive rate of return on equity in the long run.

Employees:

As of December 31, 1996, equipment leasing employed 38 people. Total employment expense in 1996 was $2.0 million or 48.0% of total operating expenses.

Affiliated Capital Corp.
Directors and Senior Officers

Directors
     Robert P. Albert    President,
                         Affiliated Capital Corp.
     David E. Levine     Senior Vice President,
                         Affiliated Capital Corp.
     William I. Miller   Chairman,
                         Irwin Financial Corporation
     John A. Nash        President,
                         Irwin Financial Corporation
     Thomas D. Washburn  Senior Vice President,
                         Irwin Financial Corporation

Senior Officers
     Robert P. Albert    President
     David E. Levine     Senior Vice President
     Vincent F. D'Andrea Vice President and Controller
     Stuart A. Simon     Vice President-Sales
     David M. Tustison   Vice President-Strategic Planning


Other Irwin Financial Businesses
XXXPAGE 25XXX

During the third quarter of 1996, the Corporation exited the brokered certificate of deposit and institutional brokerage businesses which were the sole businesses operated by the Investor Services line of business. A sale of selected assets of the brokered certificate of deposit program was completed in the third quarter, and its impact on earnings was not material. Parent company results in each period include the results of investor services.

The results of parent company operations combined with Investor Services results and consolidating entries are summarized below:

(In thousands)                 1996       1995      1994
Net revenues                $15,494    $17,986    $7,536
Operating expenses          (5,353)    (4,068)   (3,665)
Tax credit                      903      2,275       238
                         -------------------------------
                             11,044     16,193     4,109
Investor services             (283)        177     (186)
Eliminations               (12,052)   (15,703)   (5,358)
                      ----------------------------------
Net income (loss)          $(1,291)       $667  $(1,435)

Dividends from subsidiaries are recorded as parent company revenues but are eliminated in determining consolidated net income. Tax benefits result from the operating losses generated by the home equity and equipment leasing businesses whose results have been reported pre-tax.

Each subsidiary pays taxes to the parent company at the statutory rate. Subsidiaries also pay fees to the parent company to cover direct and indirect services. In addition, services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's length, external market basis.

Consolidated Income Statement Analysis: Pre-tax income for 1996 totaled $37.3 million, up 14.9% from 1995 and 24.0% from 1994. The effective income tax rate was 39.8% in 1996, 38.1% in 1995, and 39.4% in 1994. Please see
Note 16 of Notes to the Consolidated Financial Statements for more information on income taxes.

Net interest revenue for 1996 totaled $47.8 million, up 28.1% from 1995 and 45.9% from 1994. The increase was due to a combination of increased loan volume at the community bank and home equity lending business and higher mortgage loan originations at the mortgage bank. Net interest margin was 4.94% in 1996, compared to 4.93% in 1995 and 5.03% in 1994. See page 70 for further analysis of the net interest margin.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis:

                       1996 Over 1995            1995 Over 1994

(In thousands)      Volume    Rate   Total     Volume     Rate     Total

Interest Income:
Loans and leases   $13,248    $778 $14,026     $8,550    $3,210  $11,760
Mortgage loans held
  for sale           6,760   3,456  10,216      3,931        89    4,020
XXXPAGE 26XXX

Taxable investment
  securities            21      51      72      (993)       605    (388)
Tax-exempt
  securities         (171)    (63)   (234)       (76)        82        6
Interest-bearing deposits
  with financial
  institutions          28     78      106      (390)       203    (187)
Federal funds
  sold               (619)  (127)    (746)      (310)       583      273
                      --------------------------------------------------
Total               19,267  4,173   23,440     10,712     4,772   15,484
                     ---------------------------------------------------

Interest Expense:
Money market
  checking            254   (233)       21          60       146      206
Money market
  savings            (88)    (49)    (137)       (221)       108    (113)
Regular savings      (23)   (134)    (157)        (44)       458      414
Time deposits       (268)   3,406    3,138       5,779     (537)    5,242
Short-term
  borrowings        6,451   3,685   10,136       2,071     2,884    4,955
Long-term debt         78    (22)       56          10       221      231
                    -----------------------------------------------------
Total               6,404   6,653   13,057       7,655     3,280   10,935
                    -----------------------------------------------------
Net interest
  revenue         $12,863 $(2,480) $10,383      $3,057    $1,492   $4,549

Note: Variance not solely due to rate or volume is allocated on the basis of the absolute relationship between volume variances and rate variances.

The consolidated provision for loan losses for 1996 was $4.5 million, up 44.8% from 1995 and 157.7% from 1994. More information on this subject is contained in the section on credit risk.

Other income increased 34.6% in 1996 to $153.6 million. This compares to $114.1 million in 1995 and $85.9 million in 1994. The most significant increases came in the categories related to mortgage banking and home equity lending activities which were previously discussed on pages 32 and 46.

Other expenses in 1996 totaled $159.7 million, up 37.8% from 1995 and 83.9% from 1994. The 1996 increase in consolidated other expense of $43.8 million was mostly due to operating expenses associated with expanded mortgage and home equity loan production.

Consolidated Balance
Sheet Analysis:

Total assets at year-end 1996 were $1.3 billion, up 25.6% from 1995 and 97.7%:from 1994. However, changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets were $1.2 billion in 1996, up 30.5% from 1995 and 53.7% from 1994. Mortgage loans held for sale increased by $93.2 million, while loans and leases increased by $127.5 million or 34.5% on average in 1996.

The Corporation's commercial loans are extended primarily to local regional businesses and to local farming operations in the market area of Irwin Union Bank. The Corporation also extends credit to consumers through installment loans and revolving credit arrangements. The majority of the remaining
XXXPAGE 27XXX

portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category at the end of the last five years were as follows:

Loans by Category:
At December 31,
(In thousands)            1996      1995      1994      1993      1992

Commercial, financial,
  and agricultural    $179,650  $150,312  $136,083  $121,024  $108,964
Real estate
  construction          48,991    36,126    21,960    21,258    15,890
Real estate mortgage   210,697   108,351    47,423    30,805    25,177
Consumer                38,371    67,756    55,323    41,101    30,626
Direct lease financing  62,372    60,979    58,348    52,555    38,082
Unearned income       (11,030)  (10,999)  (10,726)  (10,627)   (8,380)
                      ------------------------------------------------
  Total               $529,051  $412,525  $308,411  $256,116  $210,359

Maturity Distribution of Loans:         After
                                      One But
At December 31. 1996         Within    Within     After
 (In thousands)            One Year   Five Years  Five Years        Total

Commercial, financial, and
  agricultural              $33,843    $56,688     $89,119       $179,650
Real estate construction     48,991          -           -         48,991
Real estate mortgage         81,908     11,424     117,365        210,697
Consumer loans                6,325     29,161       2,885         38,371
Direct lease financing            -     62,372           -         62,372
                                                                 --------
Total                                                            $540,081
                                                                  =======
Loans due
after one year with:
  Fixed interest rates                                           $207,135
  Variable interest rates
                                                                  161,879
                                                               ----------
Total                                                            $369,014

On average, investment securities decreased $1.3 million in 1996 to $65.4 million. The carrying value of investments at December 31, 1996 includes $51.2 thousand of unrealized losses on available-for-sale securities.

The book value of investment securities at the end of the last three years is as follows:

At December 31, (In thousands)           1996      1995       1994
Held-to-Maturity:
  U.S. Treasury and Government
    obligations                       $38,317   $26,914     $41,826
  Obligations of states and political
    subdivisions                        4,466     6,490       7,549
  Mortgage-backed securities            7,154     8,859       9,982
  Corporate obligations                     -         -       1,000
                                      -----------------------------
    Total held-to-maturity             49,937    42,263      60,357

XXXPAGE 28XXX

Available-for-Sale:
  U.S. Treasury and Government
    obligations                        19,924    15,359      13,834
  Mortgage-backed securities            3,237     3,247       3,166
  Other                                    26         -           -
                                    -------------------------------
    Total available-for-sale           23,187    18,606      17,000
                                 ----------------------------------
    Total investments                 $73,124   $60,869     $77,357

Maturity Distribution of Investment Securities:
                                                  After
                                        After      Five
                                      One But       But
                         Within        Within    Within     After
                            One          Five       Ten       Ten
                          Years         Years     Years     Years
At December 31, 1996
(In thousands)

U.S. Treasury and
Government
  obligations               $12,808   $33,247    $    -    $12,186
Obligations of states and political
  subdivisions                  481     1,437     1,173      1,375
Mortgage-backed securities      106       356     1,522      8,407
Other                            26         -         -          -
                         -----------------------------------------
  Total                     $13,421   $35,040    $2,695    $21,968
                            =======   =======    ======    =======
Weighted Average Yield:
  Held-to-maturity            6.95%     6.50%     8.64%      7.39%
  Available-for-sale          5.72%     6.30%        -%      6.25%

The weighted average yield on state and municipal obligations has been calculated on a fully taxable equivalent basis, assuming a 34.5% tax rate.

Deposits averaged $632.2 million during 1996, compared to $526.1 million in 1995 and $467.1 million in 1994. Demand deposits were up 78.2% on average, or $104.7 million from 1995. A significant portion of demand deposits is related to deposits at Irwin Union Bank which are associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts averaged $179.0 million in 1996.

Maturities of certificates of deposit of $100 thousand or more are set forth in the following table:

At December 31, (In thousands)           1996        1995      1994
Under 3 months                        $47,907     $27,131    $9,197
 3 to 6 months                          5,127       6,299     4,581
6 to 12 months                          7,493      14,378     4,248
After 12 months                         5,977       6,268     3,448
                                      ------------------------------
  Total                               $66,504     $54,076   $21,474

Short-term borrowings averaged $334.3 million in 1996, compared to $217.3 million in 1995 and $167.8 million in 1994. The increase in 1996 is due to the increase in mortgage loan closings in 1996.
XXXPAGE 29XXX


The following table shows the distribution of the Corporation's short-term borrowings and the weighted average rates at the end of each of the last three years. Also provided are the maximum borrowings and the average borrowings as well as weighted average interest rates for the last three years.

                          Repurchase
                          Agreements
                            & Drafts                    Federal
                             Payable                       Home
                          Related to                  Loan Bank
                            Mortgage                 Borrowings     Lines
                                Loan  Commercial &      Federal        of
(In thousands)              Closings         Paper        Funds    Credit

Year Ended           1996  $264,998   $17,175         $74,118    $105,592
  December 31:       1995   225,873    21,723          40,000      22,683
                     1994    75,944    15,538             199       2,300
Weighted average     1996     4.65%     5.95%           5.80%       6.68%
  interest rates at  1995      4.32      6.32            6.02        7.35
  year-end:          1994      4.59      5.65            5.75        8.50

Maximum amount       1996  $270,516   $27,214        $121,000    $135,442
  outstanding at any 1995   271,694    21,723          52,448      38,596
month's end:         1994   159,650    19,996          26,000       5,600

Average amount       1996  $218,810   $23,794         $44,139     $47,561
  outstanding during 1995   155,726    19,125          20,497       6,109
the year:            1994   146,799    17,372           3,140         507

Weighted average     1996     3.78%     6.02%           5.80%       6.80%
interest rate during 1995     4.12      6.41            6.03        8.06
  the year:          1994     3.62      4.63            5.71        7.14

Capital:

Shareholders' equity averaged $109.0 million in 1996, up 22.6% from 1995 and 43.0% from 1994. Year-end shareholders' equity of $118.9 million represented book value per share of $10.46, compared to $8.76 and $7.21 at December 31, 1995 and 1994, respectively.

Prior to the adoption of SFAS No. 122 in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standard, it represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value of the servicing portfolio at December 31:

(In thousands)                 1996        1995          1994

Total loans serviced   $10,810,988  $10,301,914    $8,818,502
Value (@ 1.5%)            $162,165     $154,529      $132,278
Less capitalized servicing  70,551       51,783        20,302
Tax liability (@ 40%)       36,646       41,098        44,791
                         ---------------------------------------
Net value                  $54,968      $61,648       $67,185
XXXPAGE 30XXX
                           =======     ========     =========
Per share of common stock    $4.84        $5.44         $5.97

With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero.

Total book value per share including the value of the servicing portfolio was $15.30 at December 31, 1996, up from $14.20 and $13.18 at
December 31, 1995 and 1994, respectively.

(In thousands)                 1996      1995        1994

Tier 1 capital             $117,416   $92,554     $80,966
Tier 2 capital                6,594     4,620       3,863
                         --------------------------------
Total risk-based capital   $124,010   $97,174     $84,829
                           ========   =======     =======
Risk-weighted assets       $871,460  $670,675    $442,315
=========================================================
Risk-based ratios:
  Tier 1 capital             13.47%    13.80%      18.31%
  Total capital               14.23     14.49       19.18
Tier 1 leverage ratio          9.84     10.57       10.82
Ending shareholders'
equity to assets               9.12      9.56       12.29
Average shareholders'
equity to assets               9.46     10.07       10.17

Capital is a major focus of regulatory attention, with both book and risk-based capital standards used as capital adequacy measures. Unless an institution has adequate capital in the opinion of the regulators, they may withhold approval for new activities or force additions to capital. Therefore, the Corporation considers both the regulator's viewpoint and its own analysis of the capital structure and leverage amounts that are consistent with underlying business risks.

At year-end 1996, the Corporation's total risk-adjusted capital ratio was 14.23% compared to a current regulatory minimum of 8.0%. The Corporation's ending equity to assets ratio for 1996 was 9.12%. However, as previously discussed, temporary conditions which existed at year end make the average balance sheet ratio a more accurate measure of capital. The Corporation's average equity to assets ratio for 1996 was 9.46%.

In January 1997, the Corporation issued $50,000,000 of trust preferred securities through a trust created and controlled by the Corporation. The securities, which are publicly traded, were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option which the Corporation can exercise at any point during the first 30 years. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. The securities are not convertible into common stock of the Corporation.

Stock Prices and Dividends:

The common stock of Irwin Financial is quoted on the National Association of Securities Dealers Automated Quotation System National Market
System (NASDAQ-NMS- trading symbol, IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Corporation's common stock in each quarter of the three most recent calendar years.
XXXPAGE 31XXX

                                                                       Total
                                      Quarter         Cash         Dividends
1994                *High      *Low      *End   *Dividends         *For Year
First quarter      $123/4    $107/8    $113/8       $0.045
Second quarter      117/8     101/4     111/8        0.045
Third quarter          14     101/2     135/8        0.045
Fourth quarter      137/8     123/4     133/8        0.045          $0.18
1995
First quarter      $157/8    $133/4    $151/2       $0.055
Second quarter      175/8     151/2     171/4        0.055
Third quarter       181/4     171/4     173/4        0.055
Fourth quarter      201/8     175/8        20        0.055          $0.22
1996
First quarter      $223/4    $193/4    $221/8       $0.060
Second quarter      221/4     195/8     195/8        0.060
Third quarter       215/8     177/8     211/4        0.060
Fourth quarter      243/4     211/4     243/4        0.060          $0.24

*Adjusted for December 30, 1996 two-for-one stock split.

The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 19, 1997, the Corporation's Board of
Directors approved an increase in the first quarter dividend to $0.07 per share, payable in March 1997. Dividends by the Irwin Union Bank to the Corporation are restricted by banking law. See Note 15 of Notes to the Consolidated Financial Statements.

Risk Management:

As a financial intermediary, Irwin Financial Corporation is engaged in businesses which involve the assumption of financial risks including:

     - Credit risk
     - Liquidity risk
     - Interest rate risk

Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed. The Chairman, the President, and the Chief Financial Officer of the parent company participate in each subsidiary's risk management process.

Credit Risk:

The assumption of credit risk is a key source of earnings for the community bank, home equity lending, and equipment leasing businesses. In addition, the mortgage banking business assumes some credit risk despite the fact that its mortgages are typically insured. The credit risk in the loan portfolio of the community bank and home equity lending business has the most potential to have a significant effect on consolidated financial performance.
XXXPAGE 32XXX

The community bank and home equity lending business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

The equipment leasing business manages credit risk in a manner similar to that used by the community bank and the home equity business. It uses lending policies, credit analysis procedures and personal contact with lessees.

An allowance for loan and lease losses is established as an estimate of the potential credit risk of the loans and leases held by the Corporation. In determining the adequacy of this allowance, management evaluates the creditworthiness of significant borrowers, past loan and lease loss experience, and current and anticipated economic conditions. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The table on page 64 analyzes the consolidated allowance for possible loan and lease losses over the past five years.

Net charge-offs in 1996 were $1.8 million, down 15.2% from 1995, and up 53.9% from 1994. Net charge-offs to average loans and leases was 0.36%, compared to 0.57% in 1995 and 0.41% in 1994. The provision for loan and lease losses was $4.5 million, 249.9% of net charge-offs. The coverage ratio was 146.3% in 1995 and 149.3% in 1994.

At year end, the allowance for possible loan and lease losses was 1.25% of loans and leases, compared to 1.12% in 1995 and 1.25% in 1994.

Total nonperforming loans and leases at year end were $5.0 million, compared to $2.4 million at the end of 1995 and $2.8 million at the end of 1994. Nonperforming loans and leases as a percent of total loans and leases were 0.94% at year-end 1996, compared to 0.58% in 1995 and 0.90% in 1994. Other real estate owned totaled $2.2 million at December 31, 1996, up from $0.3 million in 1995 and $0.5 in 1994. Total nonperforming assets were $7.2 million, or 0.55% of total assets at December 31, 1996, as compared to $2.7 million or 0.26% at year-end 1994 and $3.3 million or 0.50% at the end of 1994.

Analysis of Allowance for Loan and Lease Losses

(In Thousands)       1996      1995      1994      1993      1992
Loans and leases
outstanding at end
of period, net of
unearned income  $529,051  $412,525  $308,411  $256,116   $210,359
                 =================================================
Average loans and
leases for the
period, net of
unearned
income           $496,729 $369,220  $279,389   $232,898   $195,161
                ==================================================
Allowance for loan and lease losses:
Balance beginning of
 period            $4,620   $3,863    $3,293     $3,220     $2,282
Charge-offs:
Commercial, financial,
and agricultural
loans                 495      845       266      1,074        626
Real estate mortgage
loans                  37        2         -          -          -
Consumer loans        959       953      543        387        392
Lease financing       883       690      757        323        207
                   -----------------------------------------------
Total charge-offs   2,374     2,490    1,566      1,784      1,225
                  -------  --------   ------    -------    -------

XXXPAGE 34XXX

Recoveries:
Commercial, financial, and
agricultural loans    133         2       34         82         21
Consumer loans        214       197      180         94        204
Lease financing       246       191      195        104         28
                     ---------------------------------------------
  Total recoveries    593       390      409        280        253
                      --------------------------------------------
Net charge-offs   (1,781)   (2,100)  (1,157)    (1,504)      (972)
Reduction due to
  sale of loans     (695)     (216)        -          -          -
Provision charged to
  expense           4,450     3,073     1,727     1,577      1,910
                  ------------------------------------------------
Balance end of
period             $6,594    $4,620    $3,863    $3,293     $3,220
                   ======    ======    ======    ======    =======
Allowance for loan and lease losses:
By category of loans and leases Commercial,
  financial, and
agricultural loans $3,676    $2,349    $2,586    $2,031     $1,635
Consumer loans      1,974     1,420       767       650      1,122
  Lease financing     944       851       510       612        463
                    ----------------------------------------------
Total               $6,594    $4,620   $3,863     $3,293    $3,220
                    ======    ======   ======    =======    ======
Ratios:
Net charge-offs to average loans
  and leases        0.36%     0.57%     0.41%      0.65%     0.50%
Allowance for loan losses to average
  loans and leases  1.33%     1.25%     1.38%      1.41%     1.65%
Allowance for loan losses
to loans and leases
 outstanding        1.25%     1.12%     1.25%      1.29%     1.53%


Nonperforming Assets
(In thousands)       1996      1995      1994      1993       1992
Accruing loans past
due 90 days or more:
Commercial, financial,
and agricultural
loans                $256      $418      $113      $800         $7
Real estate mortgages 234         -         -       141         12
Consumer loans        205       202        93        88        121
                  -------    ------   -------    ------       -----
                      695       620       206     1,029        140
                  -------    ------   -------    ------       -----

Nonaccrual loans and leases:
Commercial, financial, and
agricultural loans
                    2,739       670     1,523     1,373      1,500
Real estate mortgages 260       694       689       848      1,540
Consumer loans          -         -         -        39         55
Lease financing
  receivables       1,261       415       363       242        299
                  --------   -------  --------    -----    -------
XXXPAGE 34XXX
                    4,260     1,779     2,575     2,502      3,394
                   -----------------------------------------------
Total nonperforming loans and
  leases            4,955     2,399     2,781     3,531      3,534
                  --------  --------  --------   -------  --------

Other real estate
owned               2,239      295       489        623      1,085
                 --------  -------- ---------    -------   -------
Total nonperforming
  assets           $7,194    $2,694   $3,270     $4,154     $4,619
                   ======    ======   ======     ======     ======
Nonperforming loans and leases to total
  loans and leases  0.94%     0.58%     0.90%     1.38%       1.68%
                 --------------------------------------------------
Nonperforming assets to total
  assets            0.55%     0.26%     0.50%     0.47%       0.77%

Loans which are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest.

Renegotiated and Nonaccrual Loans
(In thousands)                 1996      1995         1994
Interest which would have been recorded
under original terms
  Renegotiated                   $-        $-          $-
  Nonaccrual                    309       178          232
                              -----       ----        -----
                                309       178          232
                              -----     -----         -----

Interest income actually recorded
  Renegotiated                    -         -           -
  Nonaccrual                    150        55          110
                               ----      ----          ----
                                150        55          110
                               -----    ------        -----
Reduction in interest income   $159      $123         $122

No loans were made to foreign borrowers and no loan concentrations existed of more than 10% of total loans to borrowers engaged in similar activities that would be similarly affected by economic or other conditions.

Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection.

Further information regarding the balance of nonaccrual loans at December 31, 1996 and related payment information is as follows:

Analysis of Nonaccrual Loans
                                Contractual       Cash interest payments
               Book balance     balance                applied as
               December 31,     December 31,      interest        reduction
(In thousands)        1996             1996       income          of principal
XXXPAGE 35XXX

Contractually past due with:
 substantial
performance           $168              $168          $9              $5
 limited performance 2,463             2,849         104             562
 no performance        963             1,267           -               -

Contractually current, however:
 payment in full of principal or
 interest in doubt     666              666           37               19
                     -----           ------        -----            -----
Total               $4,260           $4,950         $150             $586

Liquidity:

Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through short-term borrowings.

The objectives of liquidity management are to ensure that funds will be available to meet demands and that funds are available at a reasonable cost. As with other forms of financial risk, liquidity is managed separately at each of our lines of business. In the case of Irwin Union Bank, this occurs at the monthly meeting of the Asset-Liability Management Committee.

Since loans and leases are substantially less marketable than securities, the ratio of total loans to total deposits is the traditional measure of liquidity for banks and bank holding companies. At year-end 1996, this ratio stood at 81.6%. The Corporation is able to maintain this position of high liquidity without a substantial sacrifice in the form of a lower net interest margin due to the position in mortgage loans held for sale. These loans carry an interest rate equal to the current market rate for mortgage loans. However, liquidity is significantly improved since all mortgage loans held for sale are in the process of being securitized and sold. The holding period for an individual loan typically does not exceed 90 days.

Interest Rate Sensitivity:

Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is a major source of income, it is important that potential changes are managed prudently.

The Asset-Liability Management Committee of Irwin Union Bank monitors the repricing structure of both assets and liabilities over various time horizons. Exposure to changes in interest rates is evaluated by modeling the repricing characteristics of the portfolio under multiple rate scenarios. Formal policies approved by the Bank's Board of Directors ensure that exposure to changes in net interest revenues is maintained within acceptable levels.

The mortgage banking business assumes a form of interest rate risk by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are also held temporarily until a pool is formed. Once again, a formal policy ensures that this risk is controlled. The home equity and equipment leasing businesses are exposed to potential interest rate risk that is similar to the lending operations of the community bank.

Rate sensitivity at the community bank can typically be managed by controlling the maturity of loans, securities, and deposits. The community bank may also use financial futures or interest rate swaps from time to time. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk. The policy at both the home equity lending business and the equipment leasing business is to match-fund all assets. In some cases, the Corporation uses internal hedges to allow for the risk characteristics of one line of business to offset those of another. XXXPAGE 36XXX

As the following table shows, the consolidated one-year gap at year-end 1996 was a positive $133.2 million. This compares to a positive gap of $153.6 million at year-end 1995. The large positive gaps have been due to levels of escrow deposits from the servicing portfolio of the mortgage bank. These deposits are generally held in noninterest-bearing accounts at Irwin Union Bank. However, they are invested in earning assets with rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive, it means that with respect to net interest income, the Corporation was positioned to benefit from rising interest rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

In addition, the static one-year gap is not a reliable measure of actual exposure to changes in market interest rates. Consequently, management uses simulations of the behavior of net interest revenue to determine exposure and to develop hedging strategies.

                                       Within    3 Months          After
Interest Sensitivity:(In thousands)    Months    to  1 Year        1 Year
Interest-earning assets:
Interest-bearing deposits with banks   $2,049     $3,294           $6,000
Taxable investment securities          16,679     15,133           36,846
Tax-exempt investment securities           95        386            3,985
Mortgages held for sale               445,100         -                 -
Loans, net of unearned discount       300,393     86,581          142,077
                                       ----------------------------------
Total interest-earning assets         764,316    105,394          188,908
                                      -----------------------------------
Interest-bearing liabilities:
Money market checking                  17,122         -            57,993
Money market savings                    2,867         -             8,798
Regular savings                        45,051      2,094           19,801
Time deposits                         148,372     53,101           45,606
Short-term borrowings                 456,683      5,200                -
Long-term debt                          1,844      4,181           11,618
                                     ------------------------------------
Total interest-bearing liabilities    671,939     64,576          143,816
                                   --------------------------------------
Interest sensitivity gap              $92,377    $40,818         $ 45,092
                                      =======    =======        =========
Cumulative gap                        $92,377   $133,195         $178,287

Effects of Inflation:

The Corporation is affected by inflation primarily as it impacts interest rates. We believe that a financial institution's ability to react to changing interest rates is an indicator of its ability to perform in an inflationary environment. Please see the section on interest rate sensitivity for a discussion on this subject.

Daily Average Consolidated Balance Sheet,
Interest Rates and Interest Differential
XXXPAGE 37XXX

For the year ended December 31,
                                                       1996
                                      Average                       Yield/
(In thousands)                        Balance        Interest       Rate

Assets:
Interest-earning assets:
Interest-bearing deposits with banks  $10,282           $603        5.87%
Federal funds sold                     24,370          1,290        5.29
Taxable investment securities          60,080          4,076        6.78
Tax-exempt investment securities (1)    5,348            504        9.43
Mortgage loans held for sale          379,027         30,943        8.16
Loans and leases, net of unearned
 income (2)                           496,729         52,391       10.55
                                  -----------    -----------     -------
    Total interest-earning assets     975,836         89,807        9.20
                                  -----------    -----------     -------
Noninterest-earning assets:
Cash and due from banks                38,309
Premises and equipment, net            17,425
Other assets                          125,689
Less allowance for possible loan
  and lease losses                    (5,724)
                                    ---------
    Total assets                   $1,151,535
                                   ==========
Liabilities and Shareholders'
Equity:
Interest-bearing liabilities:
Money market checking                 $79,704        1,571        1.97%
Money market savings                   12,455          328        2.63
Regular savings                        52,657        1,861        3.53
Time deposits                         248,694       13,972        5.62
Short-term borrowings                 334,304       22,115        6.62
Long-term debt                         21,840        1,778        8.14
                                      --------------------------------
 Total interest-bearing liabilities   749,654       41,625        5.55
                                      --------------------------------
Noninterest-bearing liabilities:
Demand deposits                       238,673
Other liabilities                      54,238
Shareholders' equity                  108,970
                                   -----------
Total liabilities and
shareholders' equity               $1,151,535
                                   ==========
Net interest income                               $48,182
                                                     ====
Net interest income to average interest-earning
    assets                                                        4.94%

For the year ended December 31,          1995

                                     Average                           Yield/
XXXPAGE 38XXX
(In thousands)                       Balance      Interest              Rate
Assets:
Interest-earning assets:
Interest-bearing deposits with banks   $9,737      $497      5.10%
Federal funds sold                     35,006     2,036      5.82
Taxable investment securities          59,765     4,004      6.70
Tax-exempt investment securities (1)    6,961       738     10.60
Mortgage loans held for sale          285,808    20,727      7.25
Loans and leases, net of unearned
income (2)                            369,220    38,364     10.39
                                     -----------------------------
   Total interest-earning assets      766,497    66,366      8.66
                                                             ====
Noninterest-earning assets:
Cash and due from banks                36,263
Premises and equipment, net            15,011
Other assets                           68,677
Less allowance for possible loan
  and lease losses                    (4,284)
                                      -------
    Total assets                     $882,164
                                     ========

Liabilities and Shareholders'
Equity:
Interest-bearing liabilities:
Money market checking               $68,491       1,552     2.27%
Money market savings                 15,376         465     3.02
Regular savings                      53,255       2,016     3.79
Time deposits                       255,004      10,834     4.25
Short-term borrowings               217,289      11,979     5.51
Long-term debt                       20,896       1,722     8.24
                                   -----------------------------
Total interest-bearing liabilities  630,311      28,568     4.53
                                    ----------------------------
                                                            ====

Noninterest-bearing liabilities:
Demand deposits                      133,936
Other liabilities                     29,050
Shareholders' equity                  88,867
                                     --------
Total liabilities and shareholders'
equity                              $882,164
                                   =========
Net interest income                            $37,798
                                               =======
Net interest
income to average interest-earning
    assets                                                   4.93%

For the year ended December 31,                    1994

                                      Average                         Yield/
(In thousands)                        Balance        Interest         Rate
XXXPAGE 39XXX
Assets:
Interest-earning assets:
Interest-bearing deposits with banks  $22,627           $684          3.02%
Federal funds sold                     42,466          1,763          4.15
Taxable investment securities          77,230          4,392          5.69
Tax-exempt investment securities (1)    7,764            732          9.43
Mortgage loans held for sale          231,369         16,707          7.22
Loans and leases, net of unearned
 income (2)                           279,389         26,604          9.52
                                    --------------------------------------

Total interest-earning assets         660,845         50,882          7.70
                                                                      ====
Noninterest-earning assets:
Cash and due from banks                32,449
Premises and equipment, net            13,485
Other assets                           45,746
Less allowance for possible loan
  and lease losses                    (3,543)
                                     --------
    Total assets                     $748,982
                                     ========
Liabilities and Shareholders'
Equity:
Interest-bearing liabilities:
Money market checking                 $65,583         1,347          2.05%
Money market savings                   24,864           578          2.32
Regular savings                        54,770         1,601          2.92
Time deposits                         125,415         5,592          4.46
Short-term borrowings                 167,818         7,024          4.19
Long-term debt                         20,760         1,491          7.18
                                   --------------------------------------
Total interest-bearing liabilities    459,210        17,633          3.84
                                                                     ====
Noninterest-bearing liabilities:
Demand deposits                       196,454
Other liabilities                      17,139
Shareholders' equity                   76,178
                                     --------
Total liabilities and shareholders'
        equity                       $748,981
                                   ==========
Net interest income                                $33,249
                                                   =======
Net interest
income to average interest-earning
    assets
                                                                     5.03%
                                                                     =====

Notes:
(1) Interest is reported on a fully taxable equivalent basis. The prevailing federal income tax rate was 34.5% in 1996, 34% in 1995 and 35% in 1994.
(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Summary of Quarterly Financial Information
XXXPAGE 40XXX

                                         1996

                                Fourth       Third       Second     First
Summary Income Information      Quarter      Quarter     Quarter    Quarter

Interest income             $24,566,540   $23,062,016  $22,003,722 $19,815,562
Interest expense             12,230,121    10,591,010    9,885,847   8,918,120
Provision for loan and
  lease losses                1,676,000       989,000      841,000     944,000
Noninterest income           42,833,063    38,175,986   38,338,420  34,300,235
Noninterest expense          42,340,666    40,483,443   41,092,558  35,816,441
Income taxes                  4,243,000     3,672,000    3,495,000   3,449,000
               ---------------------------------------------------------------
Net income                   $6,909,816    $5,502,549   $5,027,737  $4,988,236
               ---------------------------------------------------------------
Net income per
  common share*                   $0.59         $0.48        $0.44       $0.44


                                       1995

                             Fourth          Third         Second     First
Summary Income Information   Quarter         Quarter       Quarter
Quarter

Interest income           $20,631,271     $17,990,434  $14,713,938 $12,552,550
Interest expense            9,919,789       8,020,339    5,926,174   4,701,985
Provision for loan and
  lease losses                933,000         910,000      580,000     650,000
Noninterest income         33,761,560      30,861,480   24,774,257  24,719,809
Noninterest expense        34,123,371      30,584,492   27,249,576  23,957,371
Income taxes                4,117,000       3,298,000    1,480,000   3,471,000
                     ---------------------------------------------------------
Net income                 $5,299,671      $6,039,083   $4,252,445  $4,492,003
                              ======          ======       ======      ======
Net income per
  common share*                 $0.46           $0.53        $0.37       $0.39


                                         1994

                             Fourth            Third      Second       First
Summary Income Information   Quarter         Quarter     Quarter     Quarter

Interest income          $12,633,617     $13,019,201   $12,421,802 $12,340,312
Interest expense           4,536,399       4,525,176     3,967,292   4,603,679
Provision for loan and
  lease losses               799,000         368,000       235,000     325,000
Noninterest income        20,721,089      20,539,407    22,138,704  22,453,283
Noninterest expense       19,221,350      21,245,418    23,498,040  22,879,522
Income taxes               3,421,000       2,942,000     2,689,000   2,796,000
                         -----------------------------------------------------
Net income                $5,376,957      $4,478,014    $4,171,174  $4,189,394
                             ======          ======        ======      ======
Net income per
  common share*                $0.47           $0.38         $0.35       $0.36

XXXPAGE 41XXX

*restated for the two-for one-stock split December 30,1996

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements of the Registrant and its subsidiaries are contained in the Annual Report to Shareholders for the year ending December 31, 1996, under the caption "1996 Financial Statements ", and are incorporated herein by reference in response to this item. The financial statement schedules required under Regulation S-X are filed as "Financial Statement Schedules" pursuant to Item 14 hereof.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In connection with the audits of the Registrant for the two most recent fiscal years ended December 31, 1996, the Registrant has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained in the proxy statement of the Registrant for the 1997 Annual Meeting of Shareholders under the caption "Election of Directors", on pages 4 through 6, inclusive, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained in the proxy statement of the Registrant for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors - Outside Director Restricted Stock Compensation Plan", "Executive Compensation and Other Information" and "Board Compensation Committee
Report on Executive Compensation" on pages 7 through 13, inclusive, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained in the proxy statement of the Registrant for the 1997 Annual Meeting of Shareholders, under the captions "Voting
Securities and Principal Holders" and "Security Ownership of Management", on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained in the proxy statement of the Registrant for the 1997 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 18 and 19, is incorporated herein by reference in response to this item.
XXXPAGE 42XXX

PART IV

Item 14.  Exhibits, Financial Statement
Schedules, and Reports on Form 8-K

                                                   Page #
a.   Documents filed as a part of this Report:   Form            Annual
                                                 10-K            Report


1.   Financial Statements:
          A. Irwin Financial Corporation and
             Subsidiaries:

          Report of Coopers & Lybrand L.L.P.,
          Independent Accountants                                   76

          Consolidated Statement of Income
          for the years ended December 31, 1996,
          1995, and 1994                                            77

          Consolidated Balance Sheet as of
          December 31, 1996, and 1995                               78

          Consolidated Statement of Changes in
          Shareholders' Equity for the years
          ended December 31, 1996, 1995 and 1994                    79

          Consolidated Statement of Cash Flows
          for the years ended December 31, 1996,
          1995, and 1994                                            80
          Notes to Consolidated Financial
          Statements                                                81

The above listed report, financial statements,and the notes thereto, set forth on pages 76 through 101 of the Registrant's 1996 Annual
Report to Shareholders are incorporated herein by reference.

     2.   Financial Statement Schedules
          Report of Independent
          Accountants, Coopers &
          Lybrand L.L.P.                                50

    Schedule I - Indebtedness to
          Related Parties                               51

Schedules other than that listed above are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.
XXXPAGE 43XXX








    3. Exhibits
       A.  Exhibits to Form 10-K


Number Assigned                                   Sequential Numbering
in Regulation                                     System Page Number of
S-K Item 601      Description of Exhibit          Exhibit

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

                  3(e)  Articles of Amendment,
                       dated April 26, 1994.
                       (Incorporated by
                       reference to Exhibit 3(e)
                       to Form 10-K Report for
                       year ended December 31,
                       1994, File No. 0-6835.)

                  3(f)  Articles of Amendment,          52
                       dated April 30, 1996.
     (ii)         3(a)  Code of By-Laws as             114
                       amended to date.

 (4)              4(a)  Specimen stock certificate.
                       (Incorporated by
                       reference to Exhibit 4(a)
                       to Form 10-K
                       Report for year
                       ended December
                       31, 1994, File
                       No. 0-6835.)
XXXPAGE 44XXX

                  4(b)  Certain instruments
                       defining the rights of
                       the holders oflong-term debt
                       of the Registrant and
                       certain of its subsidiaries,
                       none of which authorize a
                       total amount of indebtedness in
                       excess of 10% of the total
                       assets of the Registrant and
                       its subsidiaries on
                       a consolidated basis, have not
                       been filed as Exhibits.  The
                       Registrant hereby agrees
                       to furnish a copy of any of
                       these agreements to
                       the Commission upon request.

  (9)                    No exhibit.

(10)              10(a) Amended 1986 Stock Option
                       Plan.@
                       (Incorporated
                       by reference to
                       Exhibit
                       10(b) to Form
                       10-K Report for
                       year ended
                       December 31,
                       1991, File No.
                       06835.)

                  10(b) Amended and
                       Restated
                       Management
                       Bonus Plan.@
                       (Incorporated
                       by
                       reference to Exhibit
                       19(a) to Form
                       10-K Report for
                       year ended
                       December 31,
                       1986, File No.
                       06835.)

                  10(c) Long-Term
                       Management
                       Performance
                       Plan.@
                       (Incorporated
                       by
                       reference to Exhibit
                       10(d) to Form
                       10-K Report for
                       year ended
                       December 31,
                       1986, File No.
                       06835.)

                  10(d) Long-Term
                       Incentive Plan
                       - Summary of
                       Terms.@
                       (Incorporated
                       by
                       reference to Exhibit
                       10(e) to Form
                       10-K Report for
                       year ended
                       December 31,
                       1986, File No.
                       0-6835.)
                  10(e) Irwin
                       Financial
                       Corporation
                       Employees'
                       Stock Purchase
                       Plan.@
                       (Incorporated
                       by
                       reference to Exhibit
                       10(f) to Form 10-K
                       Report for year ended
                       December 31, 1991,
                       File No. 06835.)

                  10(f) Employee Stock
                       Purchase Plan
                       II.@  Incorporated by
                       reference to Exhibit
                       10(f) to Form
                       10-K Report for
                       year ended
                       December 31,
                       1994, File No.
                       06835.)

                  10(g) Amended Irwin
                       Financial
                       Corporation
                       Outside
                       Directors
                       Restricted
                       Stock
                       Compensation
                       Plan.@
                       (Incorporated
                       by
                       reference to Exhibit
                       10(g) to Form 10-K
                       Report for year ended
                       December 31, 1991,
                       File No. 06835.)
XXXPAGE 45XXX
                  10(h) Irwin Financial
                       Corporation 1992 Stock
                       Option Plan.@
                       (Incorporated by
                       reference to Exhibit
                       10(h) to Form 10-K
                       report for year ended
                       December 31, 1992,
                       File No. 06835.)

                  10(i) Amended Irwin
                       Financial
                       Corporation Outside
                       Director Restricted
                       Stock Compensation
                       Plan.@
                       (Incorporated by
                       reference to Exhibit
                       10(i) to Form 10-K
                       report for year ended
                       December 31, 1995, File
                       No. 06835.)

                  10(j) Inland Mortgage                129
                        Corporation Long
                       Term Incentive Plan.@

(11)              11(a) Computation of Earnings        137
                        Per Share.

(12)                    No exhibit.

(13)              13(a) Registrant's 1996 Annual       138
                       Report to Shareholders.
                       This exhibit
                       contains such
                       portions
                       thereof that
                       have been
                       incorporated by
                       reference into
                       this Report.

(16)                    No exhibit.

(18)                    No exhibit.

(21)              21(a) Subsidiaries of the            205
                  Registrant.

(22)                    No exhibit.

(23)              23(a) Consent of Independent         206
                 Accountants.

(24)                    No exhibit.

(27)                    Financial Data Schedule.       207

(28)                    No exhibit.

(99)              99(a) Annual Report on Form 11-K
                       for the Irwin Union
                       Corporation
                       Employees'
                       Savings Plan
                       for the year
                       ending
                       December 31,
                       1996.*

                  99(b) Annual Report
                       on Form 11K
                       for the Inland
                       Mortgage
                       Corporation
                       Employees'
                       Savings Plan
                       for the year
                       ending
                       December 31, 1996.*

@  Denotes management contract or compensatory plan.

*  To be filed by amendment pursuant to Rule 15d-21.

b.   Reports on Form 8-K
XXXPAGE 46XXX
     None.
XXXPAGE 47XXX
                         SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                        IRWIN FINANCIAL CORPORATION

Date:  March 27, 1997                   By:   /s/ William I. Miller
                                        -----------------------------
                                        William I. Miller,
                                        Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                           Capacity with
       Signature             Registrant                   Date


/s/ Sally A. Dean             Director                    March 27, 1997
-------------------
Sally A. Dean

/s/ David W. Goodrich         Director                    March 27, 1997
----------------------
David W. Goodrich

/s/ John T. Hackett           Director                    March 27, 1997
-------------------
John T. Hackett

/s/ William H. Kling          Director                    March 27, 1997
-----------------------
William H. Kling

/s/ Brenda J. Lauderback      Director                    March 27, 1997
-----------------------
Brenda J. Lauderback

/s/ John C. McGinty,Jr.       Director                    March 27, 1997
-----------------------
John C. McGinty, Jr.

/s/ Irwin Miller              Director                    March 27, 1997
-----------------------
Irwin Miller


/s/ William I. Miller         Director, Chairman          March 27, 1997
-----------------------       of the Board
William I. Miller             (Principal Executive
                               Officer)


/s/ John A. Nash             Director, Chairman           March 27, 1997
-----------------------      of the Executive
John A. Nash                 Committee
XXXPAGE 48XXX


/s/ Lance R. Odden            Director                    March 27, 1997
-----------------------
Lance R. Odden


/s/ James T. Sakai            Director                    March 27, 1997
-----------------------
James T. Sakai


/s/ Theodore M. Solso         Director                    March 27, 1997
-----------------------
Theodore M. Solso

/s/ Thomas D. Washburn        Senior Vice President       March 27, 1997
-----------------------    (Principal Financial Officer)
Thomas D. Washburn


/s/ Marie C. Strack      Vice President and               March 27, 1997
-----------------------  Controller
Marie C. Strack         (Principal Accounting Officer)

XXXPAGE 49XXX

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Irwin Financial Corporation
Columbus, Indiana

We have audited the consolidated financial statements of Irwin Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, which financial statements are included on pages 77 through 101 of the 1996
Annual Report to Shareholders of Irwin Financial Corporation and incorporated by reference herein. We have also audited the financial statement schedules listed in the index on page 43 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irwin Financial Corporation and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As described in Note 1 to the financial statements, the Corporation adopted Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights, as of April 1, 1995.

/s/ Coopers & Lybrand L.L.P.

Indianapolis, Indiana
January 17, 1997
XXXPAGE 50XXX

Schedule I

SCHEDULE I - INDEBTEDNESS TO RELATED PARTIES
             (In Thousands)
                         Col. B       Col. C     Col. D        Col. E

                         Balance at                            Balance at
                         Beginning    Additions  Deductions    End of
Name of Person            of Period       (1)      (2)         Period

Year Ended December 31, 1996:
Irwin Management Company    $18,005  $632,259     $635,300     $14,964

Year Ended December 31, 1995:
Irwin Management Company    $11,187  $653,074     $646,256     $18,005

Year Ended December 31, 1994:
Irwin Management Company    $11,728  $561,502     $562,043     $11,187




(1) The indebtedness disclosed is the purchase of Irwin Financial
     Corporation commercial paper by Irwin Management Company.
     Irwin Management Company is owned by a principal shareholder and director. Commercial paper borrowings generally mature within three months from the date of issuance.

(2)  No deductions occurred that were other than a disbursement of cash.


XXXPAGE 51XXX