Form 10-K/A
period 1996-12-31
IRWIN FINANCIAL CORPORATION
filed 1997-04-08
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                    Washington, DC 20549
                          FORM 10-K
(Mark One)
_x_ Annual report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (Fee Required)
  For the fiscal year ended December 31, 1996 or
__ Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934 (No Fee      Required)
  For the transition period from _______ to ________

Commission file number  0-6835

                 IRWIN FINANCIAL CORPORATION
   (Exact Name of Registrant as Specified in its Charter)

Indiana                                            35-1286807
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization                     Identification No.)
 Organization)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $150,757,321.75 as of March
11, 1997.  As of March 11, 1997, there were outstanding
11,329,062 common shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Selected Portions of                         Part of Form 10-K Into Which
the Following Documents                      Incorporated

Annual Report to Shareholders                     Part I, Part II
for the year ended December 31, 1996
Definitive Proxy Statement for                    Part III
Annual Meeting of Shareholders
to be held April 29, 1997

Exhibit Index on Pages 44 through 47                              Page 1
Total Pages in This Filing:  209



                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   IRWIN FINANCIAL CORPORATION

Date:  March 27, 1997              By:  /s/ William I. Miller
                                   ------------------------------
                                   William I. Miller,
                                   Chairman of the Board

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

                           Capacity with
       Signature             Registrant             Date


/s/ Sally A. Dean             Director         March 27, 1997
-------------------
Sally A. Dean



/s/ David W. Goodrich         Director         March 27, 1997
-----------------------
David W. Goodrich


/s/ John T. Hackett           Director         March 27, 1997
---------------------
John T. Hackett


/s/ William H. Kling          Director         March 27, 1997
---------------------
William H. Kling


/s/ Brenda J. Lauderback      Director         March 27, 1997
-----------------------
Brenda J. Lauderback


/s/ John C. McGinty, Jr.      Director         March 27, 1997
-----------------------
John C. McGinty, Jr.


/s/ Irwin Miller              Director         March 27, 1997
-----------------------
Irwin Miller


/s/ William I. Miller    Director, Chairman    March 27, 1997
---------------------       of the Board
William I. Miller            (Principal
                         Executive Officer)



/s/ John A. Nash         Director, Chairman    March 27, 1997
-----------------        of the Executive
John A. Nash             Committee



/s/ Lance R. Odden            Director         March 27, 1997
-----------------------
Lance R. Odden


/s/ James T. Sakai            Director         March 27, 1997
-----------------------
James T. Sakai


/s/ Theodore M. Solso         Director         March 27, 1997
-----------------------
Theodore M. Solso

/s/ Thomas D. Washburn        Senior Vice      March 27, 1997
----------------------        President
Thomas D. Wasburn             (Principal
                              Financial Officer)



/s/ Marie C. Strack          Vice President    March 27, 1997
-----------------------      and Controller
Marie C. Strack              (Principal
                              Accounting
                              Officer)