Form 10-Q
period 1997-03-31
IRWIN FINANCIAL CORPORATION
filed 1997-05-14
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the quarterly period ended          March 31, 1997
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes        No

As of April 30, 1997, there were outstanding 11,308,953 common shares, no par value, of the Registrant.

XXX  PAGE 1  XXX

PART I

Item 1

FINANCIAL STATEMENTS

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                         March 31,   December 31,
ASSETS:                                       1997           1996
                                      ------------   ------------
Cash and due from banks                $57,850,875    $71,365,788
Interest-bearing deposits with financial
   institutions                         12,143,476     11,343,546
Investment securities (Market value:
$80,320,628 in 1997 and $73,819,203
in 1996)-Note 2                         79,826,651     73,124,455
Mortgage loans held for sale           342,664,144    445,100,504
Loans and leases, net of unearned income
   - Note 4                            524,850,129    529,050,970
Less: Allowance for possible loan and lease
  losses - Note 5                      (7,067,303)    (6,593,836)
                                      ------------   ------------
                                       517,782,826    522,457,134
Mortgage servicing assets - Note 6      64,692,803     67,450,101
Accounts receivable                     53,058,326     41,712,662
Accrued interest receivable              5,043,373      6,724,973
Premises and equipment                  19,552,068     18,687,620
Other assets                            48,498,134     45,919,328
                                      ------------   ------------
                                    $1,201,112,676 $1,303,886,111
                                    ============== ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Deposits
  Noninterest-bearing                 $234,941,581   $239,347,589
  Interest-bearing                     342,569,232    334,301,111
 Certificates of deposit over $100,000  69,238,526     66,504,205
                                      ------------   ------------
                                       646,749,339    640,152,905

Short-term borrowings- Note 7          308,897,660    461,882,725
Long-term debt- Note 8                  11,609,267     17,642,526
Other liabilities                       64,374,196     65,305,875
                                      ------------   ------------
  Total liabilities                  1,031,630,462  1,184,984,031
                                    -------------- --------------

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
   - Note 9                             47,966,682              0

Shareholders' equity
  Preferred stock, no par value - authorized
    50,000 shares; none issued                   0              0
  Common stock; no par value - issued
    11,701,040 shares in 1997 and 1996;
    including 395,104 and 332,268 shares in
    treasury in 1997 and 1996,
    respectively.                       29,965,288     29,965,287
Additional paid in capital                  53,880              0
Unrealized gains                           544,462         56,523
Retained earnings                       98,488,716     94,083,540
                                      ------------   ------------
                                       129,052,346    124,105,350
Less treasury stock, at cost           (7,536,814)    (5,203,270)
                                      ------------   ------------
Total shareholders' equity             121,515,532    118,902,080
                                      ------------   ------------
                                    $1,201,112,676  1,303,886,111
                                    ============== ==============

The accompanying notes are an integral part of the consolidated financial statements.

XXX  PAGE 2  XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
                                            Three Months Ended
                                                  March 31,
INTEREST INCOME:                            1997             1996
                                           -----            -----
Loans and leases                     $12,823,509      $10,877,427
Investment securities:
   Taxable                             1,392,347        1,097,820
   Tax-exempt                             71,431           93,878
Loans held for sale                    6,912,725        7,125,629
Federal funds sold                     1,056,963          620,808
                                    ------------     ------------
   Total interest income              22,256,975       19,815,562
                                    ------------     ------------
INTEREST EXPENSE:
Deposits                               5,044,457        4,368,818
Short-term borrowings                  4,984,170        4,136,061
Long-term debt                           304,932          413,241
                                    ------------     ------------
   Total interest expense             10,333,559        8,918,120
                                    ------------     ------------
Net interest income                   11,923,416       10,897,442
Provision for possible loan and lease
   losses - Note 5                       856,000          944,000
                                    ------------     ------------
Net interest income after provision
 for possible loan and lease losses   11,067,416        9,953,442
                                    ------------     ------------
OTHER INCOME:
Loan origination fees                  8,588,346       10,968,931
Gain from sales of loans               8,151,502        7,611,496
Loan servicing fees                   14,944,696       11,855,807
Gain on sale of mortgage servicing     6,818,812        1,187,849
Brokerage fees and commissions           346,827          827,362
Trust fees                               580,145          559,890
Service charges on deposit accounts      395,585          350,623
Insurance commissions, fees and premiums 367,375          416,806
Other                                    698,629          521,471
                                    ------------     ------------
                                      40,891,917       34,300,235
                                    ------------     ------------
Other expense:
Salaries                              18,717,378       18,274,982
Pension and other employee benefits    3,786,227        3,181,098
Office expense                         2,766,110        2,642,271
Premises and equipment                 3,878,681        3,291,795
Amortization of capitalized servicing  5,130,989        2,571,816
Marketing and development              3,024,893        2,444,940
Other                                  5,015,064        3,409,539
                                    ------------     ------------
                                      42,319,342       35,816,441
                                    ------------     ------------
Income before income taxes             9,639,991        8,437,236
Income taxes                           3,490,000        3,449,000
                                    ------------     ------------
                                       6,149,991        4,988,236
Distribution on company-obligated
mandatorily redeemable preferred
securities of subsidiary                 953,715                0
                                    ------------     ------------

Net income available to common
shareholders                          $5,196,276       $4,988,236
                                    ============     ============

Net income per share of common stock:
Net income -Note 1                         $0.45            $0.43
                                           =====            =====
Dividends per share of common stock        $0.07            $0.06
                                           =====            =====
Weighted average shares of common
stock outstanding                     11,664,633       11,581,600
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

RECLASSIFICATIONS: Certain amounts in the 1996 consolidated financial statements have been reclassified to conform to the 1997 presentation.

TRANSFER OF ASSETS: On January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 125). This statement establishes the accounting treatment to be used for the securitization of all financial assets. Under the provisions of SFAS No. 125, the net carrying values of assets sold and retained are allocated based on their relative fair values. The adoption of SFAS No. 125 did not have a material effect on the Corporation's financial position or results of operations.

EARNINGS PER SHARE: Earnings per share computations are based on the weighted average number of common shares outstanding during the year.

In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). This statement specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. If the Corporation had calculated earnings per share in accordance with SFAS No. 128, the following amounts would have been reported:

                                      Three Months Ended
                                           March 31,
                                        1997      1996
                                       -----     -----

Basic earnings per share               $0.46     $0.44
                                       =====     =====
Dilutive earnings per share            $0.45     $0.43
                                       =====     =====

XXX  PAGE 4  XXX

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $134,456 and $51,159 on available-for-sale securities at March 31, 1997 and December 31, 1996, respectively, are summarized as follows:

                                         March 31,   December 31,
                                              1997           1996
                                      ------------   ------------

Held-to-Maturity
US Treasury and Government obligations $40,298,062     38,317,039
  Obligations of states and political
    subdivisions                         4,370,335      4,466,043
  Mortgage-backed securities             4,959,880      7,153,865
                                      ------------   ------------
Total Held-to-Maturity                  49,628,277     49,936,947

Available-for-Sale
US Treasury and Government obligations  26,963,480     19,924,047
  Mortgage-backed securities             3,214,873      3,237,633
  Other                                     20,021         25,828
                                      ------------   ------------
Total Available for Sale                30,198,374     23,187,508
                                      ------------   ------------

Total Investments                      $79,826,651    $73,124,455
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


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                       March 31,     December 31,
                                            1997             1996
                                    ------------     ------------

Real estate-mortgage                $191,466,517     $210,697,305
Commercial, financial and
agricultural                         184,296,906      179,650,053
Real estate-construction              55,557,076       48,990,519
Consumer                              42,297,782       38,371,100
Lease financing                       62,404,745       62,371,808
Unearned income                     (11,172,897)     (11,029,815)
                                    ------------     ------------

                                    $524,850,129     $529,050,970
                                    ============     ============

XXX  PAGE 5  XXX

NOTE 5 - ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

Changes in the allowance for possible loan and lease losses are summarized as follows:

                                       March 31,     December 31,
                                            1997             1996
                                    ------------     ------------
Balance at beginning of year          $6,593,836       $4,620,167

Provision for possible loan
and lease losses                         856,000        4,450,000
Reduction due to sale of loans                 0        (696,195)
Recoveries                               112,659          593,421
Charge-offs                            (495,192)      (2,373,557)
                                    ------------     ------------

Balance at end of period              $7,067,303       $6,593,836
                                    ============     ============



NOTE 6- MORTGAGE SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 1997 and December 31, 1996 are $64,692,803 and $67,450,101 respectively, of capitalized mortgage servicing assets. These amounts relate to the principal balances of mortgage loans serviced by the Corporation for investors which total $10,408,436,587 and $10,810,987,768 at March 31,
1997 and December 31, 1996, respectively. Although they are not generally held for purposes of sale, there is an active secondary market for mortgage servicing assets.




NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                       March 31,     December 31,
                                            1997             1996
                                    ------------     ------------

Repurchase agreements and drafts
payable related to mortgage loan
closings                            $146,155,305     $264,998,449
Federal funds                        106,000,000       74,118,000
Lines of Credit                       50,220,562      105,591,525
Commercial paper                       6,521,793       17,174,751
                                    ------------     ------------

Total                               $308,897,660     $461,882,725
                                    ============     ============

Repurchase agreements at March 31, 1997 and December 31, 1996, include $60,618,844 and $183,869,533 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

XXX  PAGE 6  XXX

Drafts payable related to mortgage loan closings totaled $79,281,227 and $74,042,188 at March 31, 1997 and December
31, 1996. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 6.13% to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at March 31, 1997 of $11,609,267 consists of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates ranging from August 5, 1996 through April 30, 2001. Long -term debt as of December 31,
1996 was $17,642,526 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.



NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50,000,000 of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51,546,400, an interest rate of 9.25% and an initial maturity of 30 years wtih a
19-year extension option.
XXX   PAGE 7  XXX

NOTE 10 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of March 31, 1997, Inland Mortgage Corporation (Inland) was a defendant to three separate class action lawsuits relating to the following: Inland's administration of mortgage escrow accounts, Inland's right to require its borrowers to pay premiums for private mortgage insurance, and Inland's right to pay broker fees to mortgage brokers.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure with respect to the litigation.

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the first quarter ended March 31, 1997, was $5.2 million, up 4.2% from the first quarter 1996 net income of $5.0 million. Net income per share was $0.45 for the first quarter of 1997 as compared to $0.43 for the same period in 1996. Return on equity for the first quarter of 1997 was 17.31%, down from 19.69% in 1996.

LINES OF BUSINESS

     Irwin Financial Corporation is comprised of four lines of business:

* Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
*  Community banking (Irwin Union Bank and Trust)
* Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)
* Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank and Trust)

     Listed below are the earnings by line of business for the three months ended March 31, 1997, as compared to the same period in 1996:

                                             Three Months
                                            Ended  March 31,

                                          1997           1996
                                         -----          -----
Mortgage banking                    $3,919,851     $5,293,593
Community banking                    1,350,823      1,254,164
Home equity lending                  1,186,411    (2,005,150)
Equipment leasing                        5,273       (28,270)
Parent (including consolidating
entries)                           (1,266,082)        473,899
                                   -----------    -----------

                                    $5,196,276     $4,988,236
                                    ==========     ==========

XXX  PAGE 8  XXX


MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                                         Three months
                                        ended March 31,
                                    1997              1996
                                   -----             -----
 SELECTED INCOME STATEMENT DATA:

 Loan origination fees           $8,479           $10,891
 Gain from sales of loans         3,390             7,296
 Loan servicing fees             11,973            10,765
 Net interest income              3,537             4,211
 Gain on sale of servicing        6,819             1,188
 Other income                       313               196
 Operating expense               27,895            25,667
                                 ------            ------
 Income before tax                6,616             8,880
 Income tax                       2,696             3,586
                                 ------            ------
 Net income                       3,920            $5,294
                                 ======            ======

 Return on average equity        23.30%            37.14%
                                 ======            ======
 Mortgage loan closings      $1,098,549        $1,247,564
                             ==========        ==========

  SELECTED OPERATING DATA:     MARCH 31,      DECEMBER 31,
                                   1997              1996
                             ----------      ------------

Servicing portfolio         $10,408,437       $10,810,988
Mortgage loans held for sale    263,383           371,058
Mortgage servicing assets        64,648            67,750

      Net income for the first quarter was $3.9 million, down 26.0% from the same period in 1996. Mortgage banking results were negatively affected by rising mortgage loan rates during the quarter. Mortgage loan originations were down 11.9% to $1.1 billion. A significant factor in this decrease was the decline in refinancing activity. Refinanced loans originated in the first quarter of 1997 accounted for 23.3% of total originations, down from 34.3% during the same period in 1996. Loan origination fees decreased $2.4 million or 22.1% from the first quarter of 1996. Gains from the sales of mortgage loans were $3.4 million in the first quarter of 1997, down from $7.8 million in 1996.

      During the first quarter of 1997, $1.2 billion of mortgage servicing rights were sold, compared with first quarter 1996
servicing sales of $1.1    billion.  These servicing rights were
sold, in part, to hedge against losses in the value of capitalized servicing assets which could result from declining interest rates. Gains on the sale of mortgage servicing totaled
$6.8 million in the first quarter of 1997, up from $1.2 million a year earlier. The increase reflects an improvement in pricing in 1997.

XXX  PAGE 9  XXX

      The mortgage servicing portfolio totaled $10.4 billion as of March 31, 1997 a decrease of 3.7% from December 31, 1996.
Mortgage servicing assets capitalized on the balance sheet totaled $64.6 million at March 31, 1997, compared to $67.8 at December 31, 1996. Included in first quarter 1997 expenses is $3.3 million of amortization expense relating to the mortgage servicing assets, up from $2.1 million in the first quarter of 1996.

      As a result of the decrease in mortgage loan closings from the same quarter in 1996, net interest income was down in the first quarter of 1997. Net interest income after the provision for loans losses was $3.5 million for the three months ended March 31, 1997, down 16.0% from the first quarter 1996.

      Operating expenses, excluding mortgage servicing asset amortization expense, were up $1.1 million or 4.6% from the first quarter of 1996. The mortgage banking line of business is making significant investments in technology in order to remain competitive in a rapidly changing business environment.


COMMUNITY BANKING

SELECTED FINANCIAL DATA (SHOWN IN THOUSANDS):


                                                Three months
                                               ended March 31,
                                           1997            1996
                                          -----           -----
SELECTED INCOME STATEMENT DATA:
Net interest revenue                     $5,076           $4,560
Provision for loan and lease losses       (441)            (526)
Other income                              2,427            2,382
Operating expense                         4,892            4,440
                                         ------           ------
Income before tax                         2,170            1,976
Income tax                                  819              722
                                         ------           ------
Net income                               $1,351           $1,254
                                         ======           ======

Return on average equity                 15.86%           16.62%


                                      March 31,     December 31,
SELECTED BALANCE SHEET DATA:               1997             1996
                                   ------------     ------------

Securities and short-term investments  $154,892         $115,681
Loans and leases                        347,641          336,580
Allowance for loan and lease losses     (5,043)          (4,790)
All other assets                         51,319           55,154
                                      ---------        ---------
Total assets                           $548,809         $502,625
                                      =========        =========

Deposits                               $457,755         $453,879
All other liabilities                    55,850           15,431
                                      ---------        ---------
Total liabilities                       513,605          469,310
Shareholder's equity                     35,204           33,315
                                      ---------        ---------
Total liabilities and
shareholder's equity                   $548,809         $502,625
                                      =========        =========

XXX  PAGE 10  XXX

     Community banking activities are conducted by Irwin Union Bank through locations in six counties in south-central Indiana. Results in each period include the income and expenses of investment advisory services and credit insurance operations which were previously reported in the investor services and credit insurance lines of business, respectively. Results for 1996 have been restated to reflect these changes. Net income was up $96.7 thousand from 1996, or 7.7% to $1.4 million. For the first quarter, net interest income improved $516.5 thousand, or 11.3%, from 1996. The increased net interest income is reflective of an 11.1% increase in the loan and lease portfolio from the first quarter of 1996. The growth results from the community bank's continued penetration of new markets in south-central Indiana. The provision for loan and lease losses was $441.3 thousand, down $84.7 thousand from a year earlier. Despite the lower loan loss provision, the loan loss allowance as a percentage of loans was 1.45%, up from 1.28% a year earlier.

     Following is an analysis of the community bank's net interest income and net interest margin computed on a tax equivalent basis:

                            For the Three Months ended March 31,
                            1997                   1996
                            ----                   ----
(In thousands)    Average           Yield/  Average             Yield/
                  Balance Interest  Rate    Balance Interest    Rate
---------------------------------------------------------------------

Interest -
earning assets   $465,985   $9,561  8.32%  $399,989   $8,367   8.41%
Interest -
bearing
liabilities      $406,032   $4,485  4.48%  $336,794   $3,807   4.55%
                            ------                    ------

Net interest income     0   $5,076     0          0   $4,560      0

Net interest margin     0        0  4.42%         0        0   4.59%

     The decline in net interest margin reflects decisions to sell portions of the community bank's higher margin portfolio of indirect consumer auto loans during the past year.

      Other income in the first quarter was up $44.5 thousand or 1.9% from the first quarter of 1996. Loan servicing fees increased $123.4 thousand or 91.5% from 1996. However, they were offset by a $213.7 thousand decline in gains from the sale of loans as the community bank sold a portion of its consumer auto loan portfolio in the first quarter of 1996 but did not in 1997.

      Other expenses were up $451.9 thousand, or 10.2%. The increase was principally due to expanded operations in new markets.

XXX  PAGE 11  XXX


HOME EQUITY LENDING

Selected Financial Data (shown in thousands):

                                                 Three months
                                                ended March 31,
                                             1997           1996
                                             ----           ----
SELECTED INCOME STATEMENT DATA:

Net interest revenue after provision for
   loan and lease losses                   $1,253           $642
Gain from sale of loans                     4,659              0
Loan servicing fees                         2,729            976
Other income                                   51             14
                                          -------        -------
Total net revenues                          8,692          1,632
Amortization of capitalized servicing       1,608            235
Operating expense                           5,898          3,402
                                          -------        -------
Pre-tax income (loss)                      $1,186       ($2,005)
                                          =======        =======

                                        March 31,   December 31,
OTHER SELECTED FINANCIAL DATA:               1997           1996
                                     ------------   ------------
Home equity loans, net of allowance       $99,648       $117,588
Capitalized servicing, net of amortization 21,331         15,228
Servicing portfolio                       262,010        230,450

      The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax income of $1.2 million in the first quarter of 1997, compared to a pre-tax loss of $2.0 million in 1996. Total net revenues of $8.7 million were up from $1.6 million in 1996 and include a $4.7 million gain on the securitization of $60.1 million of home equity loans during the first quarter of 1997. Also included in first quarter 1997 net revenues is $2.7 million of loan servicing income, up from $1.0 million a year earlier. The home equity lending business has retained the servicing rights on the loans it has securitized. Its managed portfolio of home equity loans totaled $262.0 million as of March 31, 1997, compared with $230.5 million at December 31, 1996 and $113.8 million a year earlier. Loan volume for the quarter ended March 31, 1997 totaled $44.8 million, up 45.0% from the same period in 1996.

     The business will maintain the flexibility of either holding the loans it produces or securitizing them. Management will evaluate these options throughout the year in light of market conditions and financial objectives.

      Operating expenses were $7.5 million in the first quarter of 1997, up 106.4% from 1996. The increase reflects the increased production activities of the company. Included in operating expenses is $1.6 million of amortization of capitalized servicing which has been created through the securitization of home equity loans. Capitalized servicing amortization expense totaled $0.2 million in the previous year.

XXX  PAGE 12  XXX

EQUIPMENT LEASING

      The equipment leasing business recorded pre-tax income of $5.3 thousand during the first quarter of 1997 compared to a pre-tax loss of $28.3 thousand in the first quarter 1996. Net interest revenue was up $107.6 thousand, or 10.6% year over year. Total net revenues increased 4.4% to $1.1 million. Operating expenses were up $12.0 thousand or 1.1% to $1.1 million. Lease and loan volume totaled $8.3 million during the first quarter of 1997, up 8.7% from 1996.

      The challenge for the business is to demonstrate that its strategy can achieve an attractive rate of return on equity in the long run.

PARENT COMPANY (INCLUDING CONSOLIDATING ENTRIES)

      For the period ended March 31, 1997, the parent company recorded a net loss of $1.3 million compared with net income of $473.9 thousand a year earlier. The decline is principally due to the income tax expense or benefit generated at the home equity lending and equipment leasing businesses which are recorded on the parent's books. For the first quarter of 1997, the parent company recorded $476.7 thousand of income tax expense relating to these lines of business. During the same period a year earlier, the parent company recorded a benefit of $813.4 thousand.

Also included in parent company 1997 results is $953.7 thousand of expense relating to the distribution from trust preferred securities which were sold in January 1997. See the section on the consolidated balance sheet for further discussion of these securities.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the first quarter of 1997 totaled $11.9 million, up 9.4% from the first quarter of 1996. The increase was the net effect of a combination of factors throughout the Corporation. The mortgage banking business recorded decreased net interest revenue as a result of the decreased production of mortgage loans during the first quarter of 1997. The decline was offset by increases at the community banking and home equity lending businesses which corresponded to growth in the loan portfolios in each of those businesses.

     The loan and lease loss provision was $856.0 thousand for the first quarter of 1997, compared to $944.0 thousand for the same period in 1996. See the section on credit risk for further discussion.

     Noninterest income was up 19.2% in the first quarter of 1997 to $40.9 million. This increase was driven primarily by home equity lending activities. Total income from home equity loan sales and servicing was $7.4 million during the first quarter of 1997, up from $1.0 million a year earlier.

      Operating expenses also increased in 1997 as the first quarter was up $6.5 million or 18.2% from 1996. This increase is due in part to the growth of the Corporation through its continued expansion of the home equity lending business, investments in new technology at the mortgage banking business and the community bank's growth in new markets. Also contributing to the increase was $2.6 million of additional amortization expense associated with capitalized servicing on the balance sheets of the mortgage bank and home equity lending business.

XXX  PAGE 13  XXX

     The effective income tax rate for the Corporation was 40.2% in the first quarter of 1997 compared to 40.9% in 1996.

     In February 1997 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS No. 128). This statement specifies the computation, presentation and disclosure requirements for earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. If the Corporation had calculated earnings per share in accordance with SFAS No. 128, the following amounts would have been reported:

                                      Three months ended
                                          March 31,
                                    1997           1996
                                   -----          -----
Basic earnings per share            0.46          $0.44
Dilutive earnings per share        $0.45          $0.43


CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of the Corporation at March 31, 1997, were $1.2 billion, down from December 31, 1996 total assets of $1.3 billion. The decrease was attributed to a decrease in mortgage loans held for sale of $102.4 million.

      The decrease in assets was accompanied by a decrease in short-term borrowings of $153.5 million or 33.2%. Deposits increased $6.6 million or 1.0%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $173.6 million at March 31, 1997, up from $171.1 million at December 31, 1996.

     Shareholders' equity grew to $121.5 million, or $10.75 per share, a 2.7% increase over the $118.9 million, or $10.46 per share at the end of 1996. The Corporation's equity to assets ratio ended the quarter at 10.12%, compared to 9.12% at the end of 1996.

     Prior to the adoption of SFAS 122 in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of SFAS 122, the Corporation's mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance current quarter as well as the past two year ends.

XXX  PAGE 14  XXX

(In thousands)
                          March 31,       Dec. 31,       Dec. 31,
                               1997           1996           1995
                        -----------    -----------    -----------
Servicing portfolio
balance                 $10,408,437    $10,810,988    $10,301,914
                        -----------    -----------    -----------
Value @1.5%                $156,127       $162,165       $154,529
Less: capitalized servicing  66,924         70,551         51,783
      tax liability at 40%   35,681         36,646         41,098
                        -----------    -----------    -----------

Net value                   $53,522        $54,968        $61,648
                        ===========    ===========    ===========

Per share of common stock     $4.73          $4.84          $5.44
                        ===========    ===========    ===========


With the implementation of SFAS 122, this off-balance sheet value will decline over future years and eventually be reduced to zero.

     In January 1997, the Corporation issued $50.0 million of trust preferred securities through a trust created and controlled by the Corporation. The securities, which are publicly traded, were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option which the Corporation can exercise at any point during the first 30 years. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. The securities are not convertible into common stock of the Corporation.

CREDIT RISK

     The assumption of credit risk is a key source of earnings for the community banking, home equity lending, and equipment leasing businesses. In addition, the mortgage banking business assumes credit risk despite the fact that the mortgages are typically secured. The credit risk in the loan portfolio of the community bank and home equity lending business has the most potential to have a significant effect on consolidated financial performance.

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

     Management reviews various ratios as measurements of asset quality; however, the two most significant areas are delinquent loan and lease ratios and the adequacy of the allowance for loan and lease losses.

     The adequacy of the allowance for loan and lease losses is critical to the fair valuation of net loans and leases recorded on the Corporation's

XXX  PAGE 15  XXX

balance sheet. Management evaluates the creditworthiness of significant borrowers, past loan and lease loss experience, and current and anticipated economic conditions. The allowance for loan and lease losses is reduced by loans and leases which, in the opinion of management, are deemed to be uncollectible. The allowance is increased by provisions against income. The ending allowance at any reporting period reflects management's opinion of the future loss potential of all loans and leases currently recorded on the Corporation's books.

      As of March 31, 1997, the allowance for loan and lease losses as a percentage of total loans and leases was 1.35%, compared to 1.25% at December 31, 1996. For the three months ended March 31, 1997, the provision for loan and lease losses totaled $856.0 thousand, 9.3% lower than the amount recorded in the first quarter of 1996. Net charge-offs for the quarter were $382.8 thousand as compared to $182.9 thousand in 1996.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $8.7 million or 0.72% of total assets as of March 31, 1997, up from $7.2 million or 0.55% at December 31, 1996 and $2.7 million or 0.26% at December 31, 1995. The first quarter 1997 increase was largely attributable to increases in nonperforming assets of $1.4 million and $1.0 million at the community bank and mortgage bank, respectively. The Corporation continues to monitor the loans and property included in this total in evaluating the status of the current reserve.

NONPERFORMING ASSETS
(In Thousands)       March 31,   December 31,   December 31,
                          1997           1996           1995
                  ------------   ------------   ------------

Accruing loans past due
90 days or more:
     Commercial           $267           $256           $418
     Leasing                 0              0              0
     Real Estate            70            234              0
     Consumer              119            205            202
                       -------        -------        -------
          Subtotal         456            695            620
                       -------        -------        -------

Nonaccrual loans:
     Commercial          3,463          2,739            670
     Leasing             1,308          1,261            415
     Real Estate           180            260            694
     Consumer               94              0              0
                       -------        -------        -------
          Subtotal       5,045          4,260          1,779
                       -------        -------        -------
Total nonperforming
loans                   $5,501          4,955          2,399
                       -------        -------        -------

Other real estate owned  3,159          2,239            295
                       -------        -------        -------

Total nonperforming
assets                  $8,660         $7,194         $2,694
                       =======        =======        =======

Nonperforming assets to
total assets             0.72%          0.55%          0.26%
                       =======        =======        =======

XXX  PAGE 16  XXX

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

INTEREST RATE SENSITIVITY

     Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is the major source of income, it is extremely important that potential changes are managed prudently. The following table presents the consolidated interest rate sensitivity, or gap, as of March 31, 1997.

                             Within   Three Months          After
                           One Year    to One Year       One Year
                       ------------   ------------   ------------
(In Thousands)
Interest-earning assets:
Interest-bearing deposits
   with banks                $2,855         $4,097         $5,191
Taxable investment
securities                   19,345          9,803         46,309
Tax-exempt investment
securities                        0            485          3,885
Mortgages held for sale     342,664              0              0
Loans, net of unearned
income                      258,074         75,716        191,060
                          ---------      ---------      ---------

Total interest-earning
assets                      622,938         90,101        246,445

Interest-bearing liabilities:

Money Market checking        16,977              0         57,988
Money Market savings          3,099              0          8,858
Regular savings              31,762          2,258         21,350
Time deposits               140,988         65,448         63,080
Short-term borrowings       308,898              0              0
Long-term debt                1,599          3,643          6,367
                          ---------      ---------      ---------
Total interest-bearing
   liabilities              503,323         71,349        157,643

Trust preferred securities        0              0         50,000
                          ---------      ---------      ---------

Interest sensitivity gap    119,615         18,752         38,802
                          ---------      ---------      ---------

Cumulative interest
   sensitivity gap         $119,615       $138,367       $177,169
                          =========      =========      =========

XXX  PAGE  17  XXX

As the above table shows, the consolidated one-year gap at March 31, 1997 was a positive $138.4 million. This compares to a positive gap of $133.2 million at December 31, 1996. The large positive gaps at March 31, 1997 and December 31, 1996 are related to escrow deposits from the servicing portfolio of Inland Mortgage. These deposits are generally held in noninterest bearing accounts at Irwin Union Bank. However, they are invested in earning assets with the rate maturities of less than one year, including mortgage loans held for sale.

Since the gap was positive at March 31, 1997, it means that the Corporation was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

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

                          March 31,   December 31,   December 31,
                               1997           1996           1995
                       ------------   ------------   ------------
Equity to Assets             10.12%          9.12%          9.56%
Risk-Based Capital Ratio     19.04%         14.23%         14.49%
Tier I Capital Ratio         18.22%         13.47%         13.80%

The Corporation's capital ratios are adequate and above regulatory minimums.

XXX  PAGE 18  XXX

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: /s/ Thomas D. Washburn
                                  -----------------------
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: /s/ Marie C. Strack
                                  -----------------------
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

XXX  PAGE 19  XXX


PART II

Item 6

(a)  Exhibits to Form 10-Q

Number Assigned                              Sequential Numbering
In Regulation S-K                            System Page Number
Item 601            Description              of Exhibit
------------------  -----------              --------------------

(2)                 No Exhibit

(4)                 No Exhibit

(11)                Computation of                    21
                    Earnings per Share

(15)                No Exhibit

(18)                No Exhibit

(19)                No Exhibit

(20)                No Exhibit

(23)                No Exhibit

(24)                No Exhibit

(25)                No Exhibit

(27)                Financial Data Schedule            22

(28)                No Exhibit



(b)  Reports on Form 8-K

None



XXX   PAGE  20    XXX