Form 10-Q/A
period 1997-03-31
IRWIN FINANCIAL CORPORATION
filed 1997-05-20
CIK 52617

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

XXX  PAGE 1  XXX

IRWIN FINANCIAL CORPORATION AMENDS ITS 10Q FILED FOR THE QUARTER
ENDING MARCH 31, 1997.  THE FOLLOWING CONSOLIDATED STATEMENT OF
CASH FLOWS WAS INADVERTANTLY OMITTED FROM ITS 10Q FILED ON MAY
14, 1997.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

March 31,                                    1997            1996
------------                                -----           -----

Net income                             $5,196,276      $4,988,236
Adjustments to reconcile net income to
cash provided by operating activities:
Depreciation and amortization           4,401,392       3,618,080
Provision for loan and lease losses       856,235         944,000
Amortization of premiums, less
accretion of discounts:                   233,916         459,076
Mortgage loan originations        (1,098,549,221) (1,247,564,138)
Sales of mortgage loans             1,200,985,581   1,180,356,083
Gain on sale of mortgage servicing    (6,818,812)     (1,187,849)
Other, net                           (12,898,360)    (13,396,815)
                                  --------------- ---------------
Net cash used by operating
activities                             93,407,007    (71,783,327)
                                  --------------- ---------------

LENDING AND INVESTING ACTIVITIES:
Proceeds from maturities/calls of
investment securities:
  Held-to-Maturity                         95,000         610,000
  Available-for-Sale                    1,842,195      25,777,857
Purchase of investment securities:
  Held-to-Maturity                              0     (4,445,078)
  Available-for-Sale                  (8,873,307)    (23,275,685)
Net increase in interest-bearing
  deposits with financial institutions  (799,930)     (2,620,964)
Net increase in loans, excluding
sales                                (64,912,371)    (38,511,869)
Sale of loans                          68,730,444               0
Net additions to premises and
equipment                             (1,768,644)     (1,478,754)
Additions to mortgage servicing
assets                               (12,431,709)    (23,636,067)
Proceeds from sale of mortgage
servicing assets                       18,722,373      19,852,435
                                    -------------   -------------
Net cash used by lending and
investing activities                      604,051    (47,728,125)
                                    -------------   -------------

FINANCING ACTIVITIES:
Net increase in deposits                6,596,434      61,120,997
Net increase (decrease) in
short-term  borrowings              (152,985,065)      49,331,730
Repayment of long-term debt           (6,033,259)     (2,105,797)
Sale of company-obligated
manditorily redeemable preferred
securities of subsidiary trust         47,966,682               0
Purchase of treasury stock            (2,784,189)               0
Proceeds from sale of stock for
employee benefit plans                    505,904         273,985
Dividends paid                          (792,478)       (680,470)
                                    -------------   -------------
Net cash provided by financing
activities                          (107,525,971)     107,940,445
                                    -------------   -------------
Net increase in cash and cash
equivalents                          (13,514,913)    (11,571,007)
Cash and cash equivalents at
beginning of year                      71,365,788      64,256,953
                                    -------------   -------------
Cash and cash equivalents at end
of year                               $57,850,875     $52,685,946
                                    =============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
Interest                              $10,016,414      $8,653,823
                                    =============   =============
Income taxes                             $160,025               0
                                    =============   =============

The accompanying notes are an integral part of the consolidated financial statements.
XXX   PAGE 4   XXX


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: /s/ Thomas D. Washburn
                              --------------------------
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: /s/ Marie C. Strack
                              ---------------------------
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

XXX  PAGE 19  XXX