Form 10-Q
period 1997-06-30
IRWIN FINANCIAL CORPORATION
filed 1997-08-12
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
For the quarterly period ended          June 30, 1997
                                     OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Yes  X      No
    ----
                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes        No

As of July 31, 1997, there were outstanding 11,125,102 common shares, no par value, of the Registrant.

XXX   PAGE 1   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
                                        June 30,     December 31,
                                            1997             1996
-----------------------------------------------------------------

ASSETS:
Cash and due from banks              $51,099,483      $71,365,788
Federal funds sold                     7,000,000                0
                                     -----------      -----------
  Cash and cash equivalents           58,099,483       71,365,788
Interest-bearing deposits with
financial institutions                10,486,386       11,343,546
Investment securities (Market value:
  $69,168,000 in 1997 and $73,819,000
  in 1996)-Note 2                     68,628,801       73,124,455
Mortgage loans held for sale         368,062,609      445,100,504
Loans and leases, net of unearned
 income - Note 4                     538,299,485      529,050,970
Less: Allowance for loan and lease losses
 Note 5                              (7,319,518)      (6,744,577)
                                   -------------    -------------
                                     530,979,967      522,306,393
Capitalized servicing - Note 6        99,035,298       86,757,254
Accounts receivable                   44,041,990       41,712,662
Accrued interest receivable            5,491,699        6,724,973
Premises and equipment                19,388,176       18,687,620
Other assets                          30,220,459       26,762,916
                                   -------------    -------------
                                  $1,234,434,868   $1,303,886,111
                                  ==============   ==============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing               $245,150,754     $239,347,589
  Interest-bearing                   368,667,966      334,301,111
  Certificates of deposit over
  $100,000                            53,361,410       66,504,205
                                   -------------    -------------
                                     667,180,130      640,152,905
Short-term borrowings- Note 7        316,174,070      461,882,725
Long-term debt- Note 8                 9,789,488       17,642,526
Other liabilities                     71,531,291       65,305,875
                                   -------------    -------------
Total liabilities                  1,064,674,979    1,184,984,031
                                   -------------    -------------
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust
 - Note 9                            47,919,397                 0

Shareholders' equity
  Preferred stock, no par value - authorized
   50,000 shares; none issued                  0                0
  Common stock; no par value - issued
   11,701,040 shares in 1997 and 1996;
   including 573,942 and 332,268 shares
   in treasury in 1997 and 1996,
   respectively.                      29,965,287       29,965,287
Additional paid in capital                     0                0
Unrealized gains, net                  1,442,385           56,523
Retained earnings                    103,089,672       94,083,540
                                  --------------    -------------
                                     134,497,344      124,105,350
Less treasury stock, at cost        (12,656,852)      (5,203,270)
                                  --------------   --------------
Total shareholders' equity           121,840,492      118,902,080
                                  --------------   --------------
                                  $1,234,434,868    1,303,886,111
                                  ==============   ==============

The accompanying notes are an integral part of the consolidated financial statements.

XXX   PAGE 2   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
                                             Three Months Ended
                                                   June 30,
                                            1997             1996
-----------------------------------------------------------------

INTEREST INCOME:
Loans and leases                     $14,783,505      $12,694,850
Investment securities:
  Taxable                              1,337,716        1,176,637
  Tax-exempt                              70,832           88,598
Loans held for sale                    7,667,524        7,615,719
Federal funds sold                       138,402          452,306
                                   -------------    -------------
Total interest income                 23,997,979       22,028,110
                                   -------------    -------------
INTEREST EXPENSE:
Deposits                               4,554,040        4,451,334
Short-term borrowings                  5,892,609        5,001,138
Long-term debt                           227,100          434,483
                                   -------------    -------------
Total interest expense                10,673,749        9,886,955
                                   -------------      -----------
Net interest income                   13,324,230       12,141,155
Provision for loan and lease
losses - Note 5                        1,986,000        1,019,000
                                   -------------    -------------
Net interest income after provision
  for loan and lease losses           11,338,230       11,122,155
                                    ------------    -------------
OTHER INCOME:
Loan origination fees                 10,683,699       11,872,588
Gain from sales of loans              10,243,428        9,165,037
Loan servicing fees                   15,384,754       11,439,912
Gain on sale of mortgage servicing     6,849,323        3,341,621
Brokerage fees and commissions           260,627          300,904
Trust fees                               487,289          473,575
Service charges on deposit accounts      377,525          332,389
Insurance commissions, fees and premiums 375,274          399,324
Other                                  1,272,926          681,807
                                   -------------    -------------
                                      45,934,845       38,007,157
                                   -------------    -------------
OTHER EXPENSE:
Salaries                              21,354,127       20,293,042
Pension and other employee benefits    3,430,893        3,205,018
Office expense                         2,458,805        2,691,581
Premises and equipment                 4,301,921        3,274,349
Amortization of capitalized servicing  5,916,063        4,127,476
Marketing and development              3,315,806        2,793,655
Other                                  5,704,902        4,221,454
                                   -------------    -------------
                                      46,482,517       40,606,575
                                   -------------    -------------
Income before income taxes            10,790,558        8,522,737
Income taxes                           3,851,000        3,495,000
                                   -------------    -------------
                                       6,939,558        5,027,737
Distribution on company-obligated
 mandatorily redeemable preferred
 securities of subsidiary   trust      1,171,163                0
                                   -------------    -------------

Net income available to common
shareholders                          $5,768,395       $5,027,737
                                  ==============   ==============
Net income per share of common stock:
Net income -Note 1                         $0.50            $0.43
                                          ======           ======
Dividends per share of common stock        $0.07            $0.06
                                          ======           ======
Weighted average shares of common stock
  outstanding                         11,463,037       11,613,186
                                   =============    =============

The accompanying notes are an integral part of the consolidated financial statements.

XXX   PAGE 3   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME
                                               Six Months Ended
                                                   June 30,
                                            1997             1996
-----------------------------------------------------------------
INTEREST INCOME:
Loans and leases                     $27,607,014      $23,572,277
Investment securities:
  Taxable                              2,730,063        2,274,457
  Tax-exempt                             142,263          182,476
Loans held for sale                   14,580,249       14,741,348
Federal funds sold                       365,418        1,073,114
                                     -----------      -----------
Total interest income                 45,425,007       41,843,672
                                     -----------      -----------
INTEREST EXPENSE:
Deposits                               9,597,991        8,820,152
Short-term borrowings                 10,046,832        9,137,199
Long-term debt                           532,032          847,724
                                     -----------      -----------
Total interest expense                20,176,855       18,805,075
                                     -----------      -----------
Net interest income                   25,248,152       23,038,597
Provision for loan and lease
losses - Note 5                        2,692,000        1,963,000
                                     -----------      -----------
Net interest income after provision
  for loan and lease losses           22,556,152       21,075,597
                                     -----------      -----------
OTHER INCOME:
Loan origination fees                 19,272,045       22,841,519
Gain from sales of loans              18,394,930       16,776,533
Loan servicing fees                   30,329,450       23,295,719
Gain on sale of mortgage servicing    13,668,135        4,529,470
Brokerage fees and commissions           607,454        1,128,266
Trust fees                             1,067,434        1,033,465
Service charges on deposit accounts      801,662          683,012
Insurance commissions, fees and
premiums                                 742,649          816,130
Other                                  1,971,555        1,203,278
                                     -----------      -----------
                                      86,855,314       72,307,392
                                     -----------      -----------
OTHER EXPENSE:
Salaries                              40,071,505       38,568,024
Pension and other employee benefits    7,217,120        6,386,116
Office expense                         5,224,915        5,333,852
Premises and equipment                 8,180,602        6,566,144
Amortization of capitalized servicing 11,033,740        6,699,292
Marketing and development              6,340,699        5,238,595
Other                                 10,912,336        7,630,993
                                     -----------      -----------
                                      88,980,917       76,423,016
                                     -----------      -----------
Income before income taxes            20,430,549       16,959,973
Income taxes                           7,341,000        6,944,000
                                     -----------      -----------
                                      13,089,549       10,015,973
Distribution on company-obligated
mandatorily redeemable preferred
securities of subsidiary trust         2,124,878                0
                                     -----------      -----------
Net income available to common
shareholders                         $10,964,671      $10,015,973
                                     ===========      ===========

Net income per share of common stock:
Net income -Note 1                         $0.95            $0.86
                                          ======           ======
Dividends per share of common stock        $0.14            $0.12
                                          ======           ======
Weighted average shares of common stock
  outstanding                         11,547,691       11,609,612
                                     ===========      ===========

The accompanying notes are an integral part of the consolidated financial statements.

XXX   PAGE 4   XXX

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

June 30,                                    1997             1996
-----------------------------------------------------------------
Net income                           $10,964,671      $10,015,973
Adjustments to reconcile net income
to cash provided by operating
activities:
Depreciation and amortization         12,853,344        8,972,432
Provision for loan and lease losses    2,692,000        1,785,000
Premium amortization less
discount accretion                       579,979          996,523
Mortgage loan originations       (2,391,354,544)  (2,589,187,197)
Sales of mortgage loans            2,468,392,439    2,585,261,575
Gain on sale of mortgage servicing  (13,668,135)      (4,529,470)
Other, net                             3,351,115      (2,121,104)
                                     -----------      -----------
Net cash provided (used) by operating
activities                            93,810,869       11,193,732
                                     -----------      -----------

Lending and investing activities:
Proceeds from maturities/calls of
investment securities:
   Held-to-Maturity                      110,000          615,000
   Available-for-Sale                 18,745,042       28,777,845
Purchase of investment securities:
   Held-to-Maturity                  (1,987,500)      (5,051,178)
   Available-for-Sale               (12,951,867)     (28,107,320)
Net (increase) decrease in
interest-bearing deposits with
financial institutions                   857,160        (312,622)
Net increase in loans, excluding
sales                              (136,184,833)    (102,384,538)
Sale of loans                        124,970,242                0
Net additions to premises and
equipment                            (2,485,340)      (2,598,602)
Additions to mortgage servicing
assets                              (42,494,684)     (46,552,278)
Proceeds from sale of mortgage
servicing                             32,341,018       30,776,503
                                    ------------     ------------
Net cash provided (used) by lending
and investing activities            (19,080,762)    (124,837,190)
                                    ------------     ------------

Financing activities:
Net increase in deposits              27,027,225       39,621,420
Net increase (decrease) in
short-term borrowings              (145,708,655)       60,940,704
Proceeds from (repayment of)
long-term debt                       (7,853,038)          798,796
Sale of company-obligated
manditorily redeemable preferred
securities of subsidiary trust        47,950,178                0
Purchase of treasury stock           (8,191,372)        (235,816)
Proceeds from sale of stock for
employee benefit plans                   350,526          562,400
Dividends paid                       (1,571,275)      (1,362,163)
                                   -------------    -------------
Net cash provided (used) by
financing activities                (87,996,411)      100,325,341
                                   -------------    -------------
Net increase (decrease) in cash
and cash equivalents                (13,266,304)     (13,318,117)
Cash and cash equivalents at
beginning of year                     71,365,788       64,256,953
                                   -------------    -------------
Cash and cash equivalents
at end of year                       $58,099,484      $50,938,836
                                   =============    =============

Supplemental disclosures of cash flow
information:
Cash paid during the period:
Interest                             $19,449,504       $8,933,690
                                   =============    =============
Income taxes                          $5,609,375         $750,200
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

                              Three Months Ended     Six Months Ended
                                   June 30,              June 30,
                                 1997    1996           1997    1996
                                 ----    ----           ----    ----

Basic earnings per share        $0.52    $0.44         $0.98   $0.88
Dilutive earnings per share     $0.50    $0.43         $0.95   $0.86

XXX   PAGE 6   XXX

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains (losses) of ($45,896) and $51,159 on available-for-sale securities at June 30, 1997 and December 31, 1996, respectively, are summarized as follows:

                                        June 30,     December 31,
                                            1997             1996
-----------------------------------------------------------------
Held-to-Maturity
US Treasury and Government
obligations                          $30,076,068       29,570,239
Obligations of states and political
  subdivisions                         4,349,409        4,466,043
Mortgage-backed securities             4,642,211        7,153,865
                                   -------------    -------------
Total Held-to-Maturity                39,067,688       41,190,147

Available-for-Sale
US Treasury and Government
obligations                           26,328,776       28,670,847
Mortgage-backed securities             3,212,920        3,237,633
Other                                     19,417           25,828
                                   -------------    -------------
Total Available for Sale              29,561,113       31,934,308
                                   -------------    -------------

Total Investments                    $68,628,801      $73,124,455
                                   =============    =============

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



NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                        June 30,     December 31,
                                            1997             1996
-----------------------------------------------------------------

Real estate-mortgage                $189,897,249     $210,697,305
Commercial, financial and
agricultural                         188,549,155      179,650,053
Real estate-construction              65,384,024       48,990,519
Consumer                              40,955,598       38,371,100
Lease financing                       69,242,989       62,371,808
Unearned income                     (15,729,530)     (11,029,815)
                                   -------------    -------------

                                    $538,299,485     $529,050,970
                                   =============    =============

XXX   PAGE 7   XXX

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

                                        June 30,     December 31,
                                            1997             1996
-----------------------------------------------------------------

Balance at beginning of year          $6,744,577       $4,770,908

Provision for loan and lease losses    2,692,000        4,450,000
Reduction due to sale of loans         (752,304)        (696,195)
Recoveries                               209,156          593,421
Charge-offs                          (1,573,911)      (2,373,557)
                                   -------------    -------------

Balance at end of period              $7,319,518       $6,744,577
                                   =============    =============


NOTE 6- CAPITALIZED SERVICING

Included in capitalized servicing at June 30, 1997 and December 31, 1996 are $71,251,988 and $70,551,101, respectively, of servicing assets. These amounts represent the capitalized, contractually specified servicing fees earned on securitized loans. Capitalized servicing also includes interest only strips totaling $27,783,310 and $16,206,153 at June 30, 1997 and December 31, 1996, respectively.



NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                        June 30,     December 31,
                                            1997             1996
-----------------------------------------------------------------
Repurchase agreements and drafts
payable related to mortgage loan
closings                            $193,701,323     $264,998,449
Federal funds                         64,125,000       74,118,000
Lines of Credit                       43,160,739      105,591,525
Commercial paper                      15,187,008       17,174,751
                                   -------------    -------------

Total                               $316,174,070     $461,882,725
                                    ============    =============

Repurchase agreements at June 30, 1997 and December 31, 1996, include $97,485,161 and $183,869,533 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.
Drafts payable related to mortgage loan closings totaled
$89,808,169 and $74,042,188 at June 30, 1997 and December
31, 1996.  These borrowings

XXX   PAGE 8   XXX

are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from
6.13 % to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at June 30, 1997 of $9,789,488 consists of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates ranging from September 30, 1997 through April 30, 2002. Long-term debt as of December
31, 1996 was $17,642,526 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.


NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50,000,000 of trust preferred securities through IFC Capital Trust 1, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51,546,400, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.


NOTE 10 -- CONTINGENCIES

In the normal course of business, Irwin Financial
Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of June 30, 1997 Inland Mortgage Corporation (Inland) was a defendant to three separate class action lawsuits relating to the following: Inland's administration of mortgage escrow accounts, Inland's right to require its borrowers to pay premiums for private mortgage insurance, and Inland's right to pay broker fees to mortgage brokers.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure with respect to the litigation.

XXX   PAGE 9   XXX


                                    Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Net income for the second quarter ended June 30, 1997, was $5,768,395 up 14.7% from the second quarter 1996 net income of $5,027,737. Net income per share was $0.50 for the second quarter of 1997 as compared to $0.43 for the same period in 1996.
Return on equity for the second quarter of 1997 was 19.11% compared to 18.97% in 1996.

      For the year to date, the Corporation recorded net income of $10,964,671, up 9.5% from 1996. Net income per share was $0.95, up from $0.86 a year earlier. Return on equity for the year to date was 18.21% as compared to 19.44% for the same period in 1996.

LINES OF BUSINESS

     Irwin Financial Corporation has four lines of business:

- Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank)
-    Community banking (Irwin Union Bank and Irwin Union Advisory
     Services)
- Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)
- Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1996:

                            Three Months                Six Months
                           Ended June 30,              Ended June 30,
                          1997        1996           1997          1996
                          -----       -----          -----         -----
Mortgage banking          $5,074,349 $6,039,587     $8,994,200   $11,333,180
Community banking          1,279,973    901,777      2,630,796     2,155,941
Home equity lending          515,421 (2,106,362)     1,701,832    (4,111,512)
Equipment leasing             65,868     42,890         71,140        14,620
Parent (including
consolidating entries)    (1,167,216)   149,845     (2,433,297)      623,744
                        ------------- ---------     ------------  ----------
                          $5,768,395 $5,027,737    $10,964,671   $10,015,973
                        ============ ==========    ===========   ===========

XXX   PAGE 10   XXX

MORTGAGE BANKING

Selected Financial Data (shown in thousands):

                               Three Months       Six Months
                              Ended June 30,      Ended June 30,
                             ---------------      --------------

                              1997      1996      1997      1996
                            -------   -------   -------   -------
 Selected Income
 Statement Data:

 Loan origination fees     $10,571   $11,782   $19,050   $22,673
 Gain from sales of loans    4,728     9,059     8,119    16,355
 Loan servicing fees        12,097    10,413    24,070    21,178
 Net interest income         4,409     4,662     8,242     8,873
 Provision for loan losses   (382)     (178)     (527)     (178)
 Gain on sale of servicing   6,849     3,342    13,668     4,529
 Other income                  802       324     1,115       520
 Operating expense        (30,507)  (29,258)  (58,553)  (54,925)
                         ----------------------------------------
 Income before tax           8,567    10,146    15,184    19,025
 Income tax                (3,493)   (4,106)   (6,190)   (7,692)
                         ----------------------------------------
 Net income                 $5,074    $6,040    $8,994   $11,333
                         ========================================

 Return on average equity   29.60%    40.87%    26.30%    38.47%
                         ========================================
 Mortgage loan
 originations           $1,292,805 $1,341,623 $2,394,020 $2,589,187
                        ===========================================

  Selected Operating Data:           June 30,   December 31,
                                        1997           1996
                                 ------------   ------------

 Servicing portfolio             $10,509,593    $10,810,988
 Mortgage loans held for sale        278,254        371,058
 Mortgage servicing asset             71,384         70,551

      Net income for the second quarter was $5.1 million, down
16.0% from the same period in 1996. Year to date, net income was $9.0 million compared to $11.3 million in 1996.

      Mortgage loan originations of $1.3 billion (including $81.4 million of brokered loans) were 3.6% below the second quarter of 1996. For the year, originations totaled $2.4 billion, down 7.5% from 1996. Refinances accounted for 14.4% of loan production in the second quarter of 1997 and 18.5% year to date. This compares to 15.1% and 24.5%, respectively, in 1996. Decreased production caused mortgage loan origination income to decline 10.3% in the second quarter to $10.6 million, and year to date was down 16.0% to $19.1 million. Mortgage loan applications in process totaled $1.3 billion at June 30, 1997, compared to $1.7 billion a year earlier.

      Gains on the sale of loans decreased 46.9% in the second quarter to $4.8 million. Year to date, gains on the sale of loans totaled $8.2 million compared with $16.4 million in 1996.

XXX   PAGE 11   XXX

      Mortgage servicing fees increased 16.2% in the second quarter and 13.7% year to date to $12.1 million and $24.1 million, respectively. The increase is reflective of a more profitable mix of types of loans serviced by the company. The servicing portfolio totaled $10.5 billion at June 30, 1997, down 1.9% from a year earlier and 2.8% from December 31, 1996. Mortgage servicing assets totaled $71.4 million at June 30, 1997, up 1.2% from December 31, 1996.

      Revenues from the sale of mortgage servicing were up 105.0% from the second quarter of 1996 to $6.8 million. Year to date servicing sale revenues totaled $13.7 million, up from $4.5 million in 1996.

      As a result of the decrease in mortgage loan closings from 1996, net interest income was down in the second quarter and year to date. Net interest income for the three months ended June 30, 1997 was $4.4 million, down 5.4% from the second quarter 1996. Year to date, net interest income totaled $8.2 million, compared to $8.9 million in 1996.

      Operating expenses were up $1.2 million, or 4.3% from the second quarter of 1996 and $3.6 million or 6.6% year to date. Included in second quarter operating expenses is $3.5 million of amortization expense relating to mortgage servicing assets, a decrease of $0.3 million from 1996. Year to date amortization expense totaled $6.7 million, up $1.1 million from the previous year. The increase in other operating expense reflects the significant investments in technology being made by this line of business in order to remain competitive in the current environment of the industry.

XXX   PAGE 12   XXX

Community Banking

Selected Financial Data (shown in thousands):

                               Three Months           Six Months
                              Ended June 30,        Ended June 30,
                               ------------         ------------

                              1997      1996         1997      1996
                              -----     -----       -----     -----
Selected Income Statement Data:

Net interest revenue        $5,395    $4,844      $10,473    $9,403
Provision for loan and
lease losses                 (553)     (426)        (995)     (952)
Other income                 2,227     2,096        4,654     4,479
Operating expense          (5,058)   (5,080)      (9,951)   (9,520)
                          --------- ---------   --------- ---------
Income before tax            2,011     1,434        4,181     3,410
Income tax                   (731)     (532)      (1,550)   (1,254)
                          --------- ---------   --------- ---------
Net income                  $1,280      $902       $2,631    $2,156
                          ========= =========   ========= =========

                          June 30,          December 31,
Selected Balance
Sheet Data:                  1997                1996
                         ---------           ---------
Securities and short-term
  investments             $111,958            $116,533
Loans and leases           368,457             336,580
Allowance for loan and
  lease losses             (5,046)             (4,790)
All other assets            39,098              55,184
                          ---------           ---------
Total assets              $514,467            $503,507
                          =========           =========

Deposits                  $463,839            $453,879
All other liabilities       14,091              15,661
                          ---------           ---------
Total liabilities         $477,930            $469,540
                          =========           =========
Shareholder's equity       $36,537             $33,967
                          =========           =========

     Community banking activities are conducted by Irwin Union Bank through locations in seven counties in central Indiana. Net income was up in the second quarter to $1.3 million from $901.8 thousand. Year to date, net income was $2.6 million, up from $2.2 million in 1996. The provision for loan and lease losses increased 29.8% to $553.0 thousand in the second quarter compared with a provision of $426.0 thousand a year earlier. Year to date, the provision for loan and lease losses totaled $995.0 thousand, compared to $952.0 thousand in 1996, an increase of 4.5%.

XXX   PAGE 13   XXX

     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended June 30,
                              1997                  1996
                              ----                  ----
(In thousands)    Average          Yield/  Average          Yield/
                  Balance Interest   Rate  Balance Interest   Rate
                 -------- ----------------------------------------

Interest -
earning assets   $475,821  $10,207  8.70% $408,441 $8,704   8.57%
Interest -
bearing
liabilities      $412,042    4,733  4.66% $344,469  3,813   4.45%
Net interest
income                      $5,474                 $4,891

Net interest margin                 4.61%                   4.82%

For the Six Months
Ended June 30,                1997                   1996
                              ----                   ----
(In thousands)    Average          Yield/  Average           Yield/
                  Balance Interest   Rate  Balance Interest   Rate
                  ------- -------- ------  -------  -------  ------


Interest -
earning assets   $470,930  $19,846  8.50% $406,589  $17,121   8.47%
Interest -
bearing
liabilities      $409,053    9,218  4.54% $340,693  $ 7,620   4.50%

Net interest income       $ 10,628                  $ 9,501

Net interest margin                 4.55%                     4.70%

     Other income in the second quarter was up 6.2% to $2.2 million from $2.1 million in 1996. For the year to date, other income increased 3.9% to $4.7 million. Other expenses decreased 0.4% from the second quarter of 1996 to $5.1 million. For the year, these expenses were up 4.5% to $10.0 million. The continued expansion of operations in new markets has increased non-interest expense in 1997. However, during the second quarter, this increase was offset by a decline in certain expenses incurred in 1996 relating to the restructuring of the community bank's trust operations.

XXX    PAGE 14   XXX

HOME EQUITY LENDING

Selected Financial Data (shown in thousands):

                               Three Months       Six Months
                               Ended June 30,     Ended June 30,
                              ---------------     --------------

                              1997      1996      1997      1996
                               ----      ----      ----      ----
Selected Income Statement
Data:
Net interest revenue        $1,634    $1,278    $2,807    $2,186
Provision for loan and
 lease losses                (813)     (248)     (732)     (514)
Gain from sale of loans      5,336         0     9,995         0
Loan servicing fees          3,105       868     5,834     1,844
Other revenue                   69        25       120        39
                          --------- --------- --------- ---------
Total net revenues           9,331     1,923    18,024     3,555
                          --------- --------- --------- ---------
Amortization of
capitalized servicing        2,428       316     4,022       551
Operating expense            6,388     3,713    12,300     7,116
                          --------- --------- --------- ---------
Pre-tax income (loss)         $515  ($2,106)    $1,702  ($4,112)
                          ========= ========= ========= =========

Other Selected Financial Data:      June 30,    December 31,
                                       1997            1996
                                      ----             ----
Home equity loans, net of allowance  $91,113      $117,588
Net capitalized servicing             27,783        15,343
Servicing portfolio                  299,363       230,450

      The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax income of $0.5 million during the second quarter of 1997 and $1.7 million year to date. These results are compared to 1996 quarterly and year to date losses of $2.1 million and $4.1 million, respectively. Net revenues for the quarter totaled $9.3 million, up from $1.9 million a year earlier. Year to date net revenues increased to $18.0 million from $3.6 million in 1996. Included in 1997 net revenues are gains from the securitization of $64.9 million of home equity loans during the quarter and $125.0 million year to date.

     Net revenues for the second quarter include $3.1 million of servicing fees, up from $0.9 million a year earlier. Year to date, servicing fees totaled $5.8 million, up from $1.8 million in 1996. The home equity lending business has retained the servicing rights on all the loans it has securitized. Its managed portfolio of home equity loans totaled $299.4 million as of June 30, 1997, compared with $230.5 million at December 31, 1996. Loan volume for the quarter ended June 30, 1997 totaled $56.7 million, an increase of 36.1% from 1996. Year-to-date loan volume increased 39.9% to $101.5 million.

XXX   PAGE 15   XXX

     The business will maintain the flexibility of either holding the loans it produces or securitizing them. Management will evaluate these options throughout the year in light of market conditions and financial objectives.

     Operating expenses were $8.8 million in the second quarter of 1997, up 118.8% from 1996. Year to date, they increased 112.9% to $16.3 million. The increase is reflective of the increased production activities of the company in 1997. Included in operating expenses is the amortization of capitalized servicing which totaled $2.4 million in the second quarter, up from $0.3 million in 1996. For the year to date, amortization expense totaled $4.0 million compared with $0.6 million in the previous year. The increase results from the growth in capitalized servicing asset which was $27.8 million at June 30, 1997, up from $15.3 million at December 31, 1996 and $5.2 million a year earlier.

EQUIPMENT LEASING

      The equipment leasing business recorded pre-tax income for the quarter and for the year of $65.9 thousand and $71.1 thousand, respectively. This compares to pre-tax income of $42.9 thousand and $14.6 thousand in the second quarter and year to date 1996, respectively. Net revenues were up 5.7% for the quarter to $1.1 million and 5.1% year to date to $2.2 million. Operating expenses totaled $1.0 million in the second quarter and $2.1 million year to date in 1997, up 3.7% and 2.4%, respectively, from 1996. Lease volume was $10.0 million in the second quarter of 1997, up 7.9% from a year earlier. Year-to-date volume was $18.3 million, up 8.3%.

PARENT COMPANY (INCLUDING CONSOLIDATING ENTRIES)

     For the quarter ended June 30, 1997, the parent company recorded a net loss of $1.2 million, compared with net income of $0.1 million a year earlier. Year to date, the parent company's net loss totaled $2.4 million compared with net income of $0.6 million in 1996. There are two primary reasons for the decline. First, the parent company records the income tax expense or benefit generated at the home equity lending and equipment leasing businesses until such time that all net operating losses carried forward are fully used. In the second quarter and year to date 1997, the parent recorded $232.5 thousand and $709.2 thousand, respectively, of income tax expense related to these lines of business. This compares with $825.4 thousand and $1.6 million of income tax benefit recorded in the second quarter and year to date, respectively, in 1996.

      The second factor in the decline in the parent company's 1997 results is the distributions on trust preferred securities which were sold in January 1997. During the second quarter and year to date 1997, $1.2 million and $2.1 million, respectively, was distributed. See the section on the consolidated balance sheet for further discussion of these securities.

XXX   PAGE 16   XXX

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Net interest income for the second quarter of 1997 totaled $13.3 million, up 9.7% from the second quarter of 1996. For the year, it increased 9.6% to $25.2 million. The increases were the net effect of a combination of factors throughout the Corporation. The mortgage banking business recorded decreased net interest revenue as a result of the decreased production of mortgage loans during 1997. This decline was offset by increases at the community banking and home equity lending businesses which corresponded to growth in the loan portfolios in each of those businesses.

     The loan and lease loss provision was $2.0 million for the second quarter of 1997, as compared with $1.0 million for the same period in 1996. For the year, it totaled $2.7 million, up from $2.0 million a year earlier. This increase is consistent with an increase in nonperforming assets which the Corporation has experienced during 1997. See the section on credit risk for more discussion of this subject.

     Other income was up $7.9 million or 20.9% in the second quarter of 1997. Year to date other income increased $14.5 million or 20.1%. This increase was driven primarily by home equity lending activities. Total income from home equity loan sales and servicing was $8.4 million in the second quarter of 1997 and $15.8 million year to date. This compares to 1996 revenues of $0.9 million and $1.8 million in the second quarter and year to date, respectively.

      Operating expenses also increased in 1997 as the second quarter was up $5.9 million or 14.5% from 1996. For the year, operating expenses increased $12.6 million or 16.4%. This increase is due in part to the growth of the Corporation through the continued expansion of the home equity lending business, investments in new technology at the mortgage banking business, and the community bank's growth in new markets. Also contributing to the increase was additional amortization expense associated with capitalized servicing assets on the balance sheets of the mortgage bank and home equity lending business. Amortization expense increased $1.8 million in the second quarter to $5.9 million. Year to date, the expense grew to $11.0 million from $7.0 a year earlier.

     The effective income tax rate for the Corporation was 40.0% in the second quarter of 1997 and 40.1% year to date. This is compared with 41.0% in the second quarter of 1996 and 40.9% year to date 1996.

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

                           Three months ended    Six months ended
                                  June 30,           June 30,
                               1997      1996      1997      1996
                             ------    ------    ------    ------
Basic earnings per share      $0.52     $0.44     $0.98     $0.88
Dilutive earnings per share   $0.50     $0.43     $0.95     $0.86

XXX   PAGE 17   XXX

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets of the Corporation at June 30, 1997, were $1.2 billion, a decline of $69.5 million or 5.3% from December 31, 1996 total assets of $1.3 billion. The decline was attributed to an decrease in mortgage loans held for sale of $77.0 million.

      The decrease in assets was accompanied by an decrease in short-term borrowings of $145.7 million or 31.5% and an increase in deposits of $27.0 million or 4.2%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $181.7 million at June 30, 1997, up from $171.1 million at December 31, 1996.

     Shareholders' equity grew to $121.8 million or $10.95 per share, a 2.4% increase over the $118.9 million or $10.46 per share at the end of 1996. The Corporation's equity to assets ratio ended the quarter at 9.47%, compared to 9.12% at the end of 1996.

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

(In thousands)         June 30,1997   Dec. 31,1996   Dec. 31,1995
                       ------------   ------------   ------------
Servicing portfolio
balance                 $10,509,593    $10,810,988    $10,301,914
                       ------------   ------------   ------------
Value @1.5%                $157,644       $162,165       $154,529
Less: capitalized
servicing                    71,384         70,551         51,783
Tax liability at 40%         34,504         36,646         41,098
                       ------------   ------------   ------------

Net value not on
balance sheet               $51,756        $54,968        $61,648
                       ============   ============   ============
Per share of common
stock                         $4.65          $4.84          $5.44
                            =======        =======        =======

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

XXX   PAGE 18   XXX

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

      As of June 30, 1997, the allowance for loan and lease losses as a percentage of total loans and leases was 1.36%, compared to 1.25% at December 31, 1996. For the three months ended June 30, 1997, the provision for possible loan and lease losses totaled $2.0 million, a 94.9% increase over the amount recorded in the second quarter of 1996. Year to date, the provision totaled $2.7 million, up from $2.0 million a year earlier. The higher 1997 reserve and provision are consistent with the increase in nonperforming assets experienced by the Corporation. Net charge-offs for the quarter were $877.7 thousand as compared to $304.4 thousand in 1996. Year to date net charge-offs totaled $1.4 million, up from $0.5 million a year earlier.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $9.0 million or 0.70% of total assets at June 30, 1997, up from $7.2 million or 0.55% at December 31, 1996 and $2.7 million or 0.26% at December 31, 1995. The most significant increases occurred at the mortgage bank and community bank where nonperforming assets were up $1.6 million and $0.6 million, respectively, from year end 1996. The Corporation monitors the loans and property included in this total in evaluating the status of the current reserve.

XXX   PAGE 19   XXX

Nonperforming Assets
(In Thousands)             June 30,   December 31,   December 31,
                               1997           1996           1995
                       --------------------------------------------

Accruing loans past due
90 days or more:
     Commercial                $913           $256           $418
     Leasing                      0              0              0
     Real Estate                  0            234              0
     Consumer                    94            205            202
                          ---------      ---------      ---------
          Subtotal            1,007            695            620
                          ---------      ---------      ---------

Nonaccrual loans:
     Commercial               2,459          2,739            670
     Leasing                  1,051          1,261            415
     Real Estate              2,757            260            694
     Consumer                     0              0              0
                          ---------      ---------      ---------
          Subtotal            6,267          4,260          1,779
                          ---------      ---------      ---------
Total nonperforming loans     7,274          4,955          2,399
                          ---------      ---------      ---------

Other real estate owned       1,763          2,239            295
                          ---------      ---------      ---------
Total nonperforming assets   $9,037         $7,194         $2,694
                          =========      =========      =========
Nonperforming assets to
total assets                  0.70%          0.55%          0.26%
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

XXX   PAGE 20   XXX

INTEREST RATE SENSITIVITY

Interest rate sensitivity refers to the degree to which the Corporation's short- and long-term earnings would change due to changes in market rates of interest. The corporation's goal in addressing this risk is to manage its businesses so that movements of interest rates have a non-material impact on net income and on the value of its assets and liabilities. To measure its sensitivity to changes in interest rates and appropriate hedging strategies, the Corporation uses a combination of measurement techniques including simulation, rate shock analysis, and gap analysis.

The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of June 30, 1997 (a
"gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Fixed rate assets and liabilities such as mortgage servicing rights and the escrow deposits associated with them are analyzed based on their expected maturities which reflect estimated pre-payment characteristics, rather than their maximum contractual maturities. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

                  Within   4-12     1-5    Over 5   Subtotal Non-    Total
                     3     Months   Years  Years             market
                  Months
                  ----------------------------------------------------------
(In Thousands)
Assets:
Interest-bearing
deposits with
banks             $1,744   $4,095   $4,647      $0  $10,486       $0   $10,486
Federal Funds Sold 7,000        0        0       0    7,000        0     7,000
Taxable
investment
securities        15,564   12,242   34,990   1,483   64,279        0    64,279
Tax-exempt
investment
securities           384      100    1,462   2,403    4,349        0     4,349
Mortgages held
for sale         368,062        0        0       0  368,062        0   368,062
Loans, net of
unearned income  258,841   72,144  121,046  86,268  538,299        0   538,299

Total interest-
earning assets   651,595   88,581  162,145  90,154  992,475        0   992,475

Liabilities:
Non-interest
bearing
deposits              0         0        0       0       0  $204,773  $204,773
Money Market
checking         16,368         0   49,104  16,082  81,554         0    81,554
Money Market
savings           2,518         0    7,761       0  10,279         0    10,279
Regular savings  27,295     2,217   11,822   9,135  50,469         0    50,469
Time deposits   157,623    69,191   51,901   1,014 279,729         0   279,729
Short-term
borrowings      266,174         0        0       0 266,174         0   266,174
Long-term debt    1,377     3,196    5,217  50,000  59,790         0    59,790
Total interest-
bearing
liabilities      471,355   74,604  125,805  76,231 747,995   204,773   952,768
Trust preferred
 securities            0        0        0  50,000  50,000         0    50,000

Interest
sensitivity
gap             180,240    13,977   36,340 (36,077) 194,480 (204,773) (10,293)

Cumulative
interest
sensitivity
gap            $180,240  $194,217 $230,557 $194,480         (10,293)
                ===================================         ========

As the above table shows, the consolidated one-year gap at June
30, 1997 was a positive $194.2 million. This compares to a positive gap of $188.4 million at March 31, 1997.

Since the gap was positive at June 30, 1997, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.


XXX   PAGE 22   XXX

CAPITAL ADEQUACY

     Capital is a major focus of regulatory attention, with the risk-based capital standard being the principal capital adequacy measure. Based on this standard, financial institutions are currently required to have a risk-based capital ratio of at least
8.0%. In addition to the minimum requirements for the risk-based capital ratio, Tier I capital of at least 4.0% of total risk-adjusted assets must be maintained. Equity and risk-based capital ratios for the Corporation are as follows:

                       June 30,      December 31,    December 31,
                           1997              1996           1995
                     ---------- --------------------------------

Equity to Assets      9.47%            9.12%           9.56%
Risk-Based Capital
Ratio                17.39%           14.23%          14.49%
Tier I Capital
Ratio                16.62%           13.47%          13.80%

The Corporation's capital ratios are adequate and above regulatory minimums.


OTHER MATTERS

The Corporation, like many financial institutions, is actively addressing its exposure to the "Year 2000 Bug" (which is commonly defined as the ability of information and other business systems to function fully and accurately from, into, and between the twentieth and twenty-first centuries). The Corporation has developed a five-stage project plan which culminates in final testing and implementation by mid-1999.

      The Corporation is currently in the assessment stage of its plan and cannot definitively estimate the extent of the problem for the Corporation or the cost to remedy it. The Corporation has developed a technology strategy which primarily uses systems developed by third parties and has very few internally developed applications. Consequently, the Corporation's principal focus will be on assuring Year 2000 compliance from its commercial application vendors.

      In April 1997, a lawsuit commenced in May 1995 against the Corporation, Irwin Home Equity Corporation and certain employees of Irwin Home Equity, alleging misappropriation of trade secrets, was terminated.

XXX   PAGE 23   XXX

PART II

Other Information


Item 4.  Submission of Matters to a Vote of Security Holders


a. The Annual Meeting of Shareholders of Registrant was held on April 29, 1997.

b.   The following directors were elected at the meeting:

                        Affirmative  Negative     Votes     Votes
                              Votes     Votes  Withheld Abstained
                        ----------- --------- --------- ---------

   Sally A. Dean         10,127,125    15,707    36,000     5,187
   David W. Goodrich     10,162,083    15,707     1,042     5,187
   John T. Hackett       10,163,125    15,707         0     5,187
   William H. Kling       9,690,855    15,707   472,270     5,187
   Brenda J. Lauderback  10,159,735    15,707     3,390     5,187
   John C. McGinty       10,117,919    15,707    45,206     5,187
   Irwin Miller           9,694,473    15,707   468,652     5,187
   William I. Miller     10,163,125    15,707         0     5,187
   John A. Nash          10,162,925    15,707       200     5,187
   Lance R. Odden        10,123,929    15,707    39,196     5,187
   Theodore M. Solso     10,161,018    15,707     2,107     5,187


c.   Other matters voted on during the meeting were as follows:

     Confirmation of independent auditors, Coopers & Lybrand, of the Registrant. 10,078,153 affirmative, 65,402 negative, 40,464 abstained

     Approval of the 1997 Irwin Financial Corporation Stock
     Option Plan.  9,949,623 affirmative, 170,480 negative, 63,916 abstained


XXX   PAGE 24   XXX


PART II

Other Information



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits to Form 10-Q

Number Assigned                                   Sequential Numbering
In Regulation S-K                                 System Page Number
Item 601            Description                   of Exhibit
-----------------   -----------                   --------------------

(10)                Irwin Financial Corporation        27
                    1997 Stock Option Plan

(11)                Computation of                     38
                    Earnings per Share

(27)                Financial Data Schedule            39


(b)  Reports on Form 8-K

None

XXX   PAGE 25   XXX

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              IRWIN FINANCIAL CORPORATION

                              By: /s/ Thomas D. Washburn
                                  ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: /s/ Marie C. Strack
                                  _________________________
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)

XXX   PAGE 26   XXX