Form 10-Q
period 1997-09-30
IRWIN FINANCIAL CORPORATION
filed 1997-11-12
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934
                      For the quarterly period ended

                            September 30, 1997

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

Yes        No

As of October 31, 1997, there were outstanding 11,041,675 common shares, no par value, of the Registrant.


IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET


                                                                    September 30,      December 31,
Assets:                                                                  1997               1996
Cash and due from banks                                                 $51,871,269        $71,365,788
Federal funds sold                                                        6,356,001                  0
   Cash and cash equivalents                                             58,227,270         71,365,788
Interest-bearing deposits with financial institutions                    11,333,456         11,343,546
Investment securities (Market value:$60,948,999 in 1997
and $73,819,203 in 1996)-Note 2                                          60,312,875         73,124,455
Mortgage loans held for sale                                            474,433,077        445,100,504
Loans and leases, net of unearned income - Note 4                       584,273,742        529,050,970
 Less: Allowance for loan and lease losses - Note 5                      (8,594,293)        (6,874,944)
                                                                        575,679,449        522,176,026
Capitalized servicing  - Note 6                                         106,456,902         86,757,254
Accounts receivable                                                      51,205,244         41,712,662
Accrued interest receivable                                               7,782,319          6,724,973
Premises and equipment                                                   19,151,977         18,687,620
Other assets                                                             47,243,918         26,893,283
                                                                     $1,411,826,487     $1,303,886,111

Liabilities and Shareholders' Equity:
Deposits
   Noninterest-bearing                                                 $278,737,533       $239,347,589
   Interest-bearing                                                     335,993,973        334,301,111
   Certificates of deposit over $100,000                                 94,767,360         66,504,205
                                                                        709,498,866        640,152,905
Short-term borrowings- Note 7                                           436,611,516        461,882,725
Long-term debt- Note 8                                                    8,189,705         17,642,526
Other liabilities                                                        82,835,127         65,305,875
  Total liabilities                                                   1,237,135,214      1,184,984,031

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9                       47,908,556                  0

Shareholders' equity
   Preferred stock, no par value - authorized
      50,000 shares; none issued                                                  0                  0
   Common stock; no par value - authorized 40,000,000 shares;
      issued 11,701,040 shares in 1997 and 1996; including
      634,020 and 332,268 shares in treasury in 1997 and
      1996, respectively.                                                29,965,287         29,965,287
   Additional paid in capital                                               647,311                  0
   Unrealized gains                                                       1,079,298             56,523
   Retained earnings                                                    110,013,041         94,083,540
                                                                        141,704,937        124,105,350
   Less treasury stock, at cost                                         (14,922,220)        (5,203,270)
   Total shareholders' equity                                           126,782,717        118,902,080
                                                                     $1,411,826,487     $1,303,886,111

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                       Three Months Ended
                                                                           September

Interest income:                                                           1997               1996
 Loans and leases                                                       $14,111,212        $14,286,206
 Investment securities:
   Taxable                                                                1,589,390          1,071,351
   Tax-exempt                                                                55,986             88,412
 Loans held for sale                                                      9,931,981          7,497,647
 Federal funds sold                                                         156,177             61,950
    Total interest income                                                25,844,746         23,005,566
Interest expense:
 Deposits                                                                 5,621,049          4,649,118
 Short-term borrowings                                                    6,485,602          5,437,005
 Long-term debt                                                             197,408            471,717
    Total interest expense                                               12,304,059         10,557,840
 Net interest income                                                     13,540,687         12,447,726
 Provision for loan and lease losses - Note 5                             2,183,470          1,148,500
 Net interest income after provision for possible loan
  and lease losses                                                       11,357,217         11,299,226
Other income:
 Loan origination fees                                                   11,395,906         10,750,565
 Gain  from sales of loans                                                8,862,209          8,650,297
 Loan servicing fees                                                     17,283,791         12,263,517
 Gain on sale of mortgage servicing                                      10,397,328          4,411,321
 Brokerage fees and commissions                                             132,158            255,841
 Trust fees                                                                 400,085            696,700
 Service charges on deposit accounts                                        397,974            550,339
 Insurance commissions, fees and premiums                                   407,533            360,734
 Other                                                                      555,200            748,691
                                                                         49,832,184         38,688,005
Other expense:
 Salaries                                                                23,304,916         19,304,154
 Pension and other employee benefits                                      3,438,453          3,284,347
 Office expense                                                           2,717,892          2,481,214
 Premises and equipment                                                   4,306,399          3,494,441
 Amortization of capitalized servicing                                    6,420,973          3,925,026
 Marketing and development                                                1,760,871          1,651,759
 Other                                                                    5,764,485          6,672,081
                                                                         47,713,989         40,813,022
Income before income taxes                                               13,475,412          9,174,209
Income taxes                                                              4,989,400          3,671,660
                                                                          8,486,012          5,502,549
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                     1,174,250                  0
Net income available to common shareholders                              $7,311,762         $5,502,549

 Net income per share of common stock:
 Net income -Note 1                                                           $0.64              $0.47
 Dividends per share of common stock                                          $0.07              $0.06
 Weighted average shares of common stock outstanding                     11,441,859         11,635,514

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

                                                                           Nine Months Ended
                                                                           September 30,
Interest income:                                                         1997               1996
 Loans and leases                                                       $41,718,226        $37,858,483
 Investment securities:
   Taxable                                                                4,319,453          3,345,808
   Tax-exempt                                                               198,249            270,888
 Loans held for sale                                                     24,512,230         22,238,995
 Federal funds sold                                                         521,595          1,135,064
    Total interest income                                                71,269,753         64,849,238
Interest expense:
 Deposits                                                                15,219,409         13,469,270
 Short-term borrowings                                                   16,532,434         14,574,204
 Long-term debt                                                             729,440          1,319,441
    Total interest expense                                               32,481,283         29,362,915
 Net interest income                                                     38,788,470         35,486,323
 Provision for loan and lease losses - Note 5                             5,055,236          3,375,855
 Net interest income after provision for possible loan
   and lease losses                                                      33,733,234         32,110,468
Other income:
 Loan origination fees                                                   30,667,951         33,592,084
 Gain  from sales of loans                                               27,257,139         25,426,830
 Loan servicing fees                                                     47,672,779         35,559,236
 Gain on sale of mortgage servicing                                      24,065,463          8,940,791
 Brokerage fees and commissions                                             510,877          1,568,107
 Trust fees                                                               1,467,519          1,546,165
 Service charges on deposit accounts                                      1,199,636          1,233,351
 Insurance commissions, fees and premiums                                 1,150,182          1,176,864
 Other                                                                    2,228,490          1,951,969
                                                                        136,220,036        110,995,397
Other expense:
 Salaries                                                                63,376,421         57,872,178
 Pension and other employee benefits                                     10,655,573          9,754,047
 Office expense                                                           7,942,807          7,815,066
 Premises and equipment                                                  12,487,001         10,060,585
 Amortization of capitalized servicing                                   17,454,713         10,624,318
 Marketing and development                                                6,506,690          5,631,604
 Other                                                                   17,623,974         15,213,451
                                                                        136,047,179        116,971,249
Income before income taxes                                               33,906,091         26,134,616
Income taxes                                                             12,330,530         10,616,094
                                                                         21,575,561         15,518,522
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust                       3,299,128                  0
Net income available to common shareholders                             $18,276,433        $15,518,522

 Net income per share of common stock:
 Net income -Note 1                                                           $1.59              $1.33
 Dividends per share of common stock                                          $0.21              $0.18
 Weighted average shares of common stock outstanding                     11,516,195         11,625,792

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS


September 30,                                                            1997               1996

Net income                                                              $18,276,432        $15,518,522
Adjustments to reconcile net income to cash provided
  by operating activities:
Depreciation and amortization                                            20,773,707         14,427,734
Provision for loan and lease losses                                       5,055,236          3,375,855
Amortization of premiums, less accretion of discounts                       891,064          1,223,196
Mortgage loan originations                                           (3,912,526,334)    (3,803,631,068)
Sales of mortgage loans                                               3,883,193,761      3,864,007,092
Gain on sale of mortgage servicing                                      (24,065,463)        (8,940,791)
Other, net                                                              (12,776,366)        (3,145,905)
   Net cash (used) provided by operating activities                     (21,177,963)        82,834,635

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                       6,485,470          2,045,000
   Available-for-Sale                                                    26,827,505         29,777,845
Purchase of investment securities:
   Held-to-Maturity                                                      (3,069,972)       (13,598,670)
   Available-for-Sale                                                   (18,322,487)       (28,129,470)
Net increase in interest-bearing
   deposits with financial institutions                                      10,090         (2,257,912)
Net increase in loans, excluding sales                                 (250,763,079)      (200,518,153)
Sale of loans                                                           192,204,420         35,776,050
Net additions to premises and equipment                                  (3,153,932)        (4,467,116)
Additions to mortgage servicing assets                                  (65,436,819)       (66,962,442)
Proceeds from sale of mortgage servicing assets                          52,146,332         47,933,663
   Net cash used by lending and investing activities                    (63,072,472)      (200,401,205)

Financing activities:
Net increase in deposits                                                 69,345,961         49,713,987
Net increase (decrease) in short-term borrowings                        (25,271,209)        49,234,180
Repayment of long-term debt                                              (9,452,821)        (2,059,499)
Sale of company-obligated manditorily redeemable
preferred securities of subsidiary trust                                 47,908,556                  0
Purchase of treasury stock                                              (10,798,110)        (1,039,753)
Proceeds from sale of stock for employee benefit plans                    1,726,472            961,530
Dividends paid                                                           (2,346,932)        (2,044,407)
   Net cash provided  by financing activities                            71,111,917         94,766,038
Net increase in cash and cash equivalents                               (13,138,518)       (22,800,532)
Cash and cash equivalents at beginning of year                           71,365,788         64,256,953
Cash and cash equivalents at end of year                                $58,227,270        $41,456,421

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                           $31,999,339        $28,739,849
     Income taxes                                                        $6,337,225          3,550,200

The accompanying notes are an integral part of the consolidated financial statements.


NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Consolidations: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States. The Corporation is engaged in the mortgage banking, commercial banking, home equity lending, and equipment leasing lines of business. Intercompany balances and transactions have been eliminated in consolidation. Significant accounting policies followed by the Corporation are consistent with those followed for annual financial reporting. The information furnished reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of interim periods.

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

                                                                            Three Months Ended
                                                                              September 30,
                                                                         1997               1996

Basic earnings per share                                                $0.66              $0.48
Diluted earnings per share                                              $0.65              $0.48

                                                                             Nine Months Ended
                                                                               September 30,
                                                                         1997               1996

Basic earnings per share                                                $1.63              $1.37
Diluted earnings per share                                              $1.60              $1.35


NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $94,607 and $51,159 on available-for-sale securities at September 30, 1997 and December 31, 1996, respectively, are summarized as follows:

                                                                    September 30,       December 31,
                                                                         1997               1996

Held-to-Maturity
    US Treasury and Government obligations                              $24,989,832        $38,317,039
     Obligations of states and political subdivisions                     3,964,166          4,466,043
     Mortgage-backed securities                                           4,472,480          7,153,865
Total Held-to-Maturity                                                   33,426,478         49,936,947

Available-for-Sale
    US Treasury and Government obligations                               23,318,234         19,924,047
     Mortgage-backed securities                                           3,200,608          3,237,633
    Other                                                                   367,555             25,828
Total Available for Sale                                                 26,886,397         23,187,508

Total Investments                                                       $60,312,875        $73,124,455

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


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                                                    September 30,       December 31,
                                                                         1997               1996

Real estate-mortgage                                                   $219,997,224       $210,697,305
Commercial, financial and agricultural                                  241,686,344        179,650,053
Real estate-construction                                                 20,868,952         48,990,519
Consumer                                                                 44,257,005         38,371,100
Lease financing                                                          74,928,714         62,371,808
Unearned income                                                         (17,464,497)       (11,029,815)

                                                                       $584,273,742       $529,050,970

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:
                                                                    September 30,       December 31,
                                                                         1997               1996

Balance at beginning of year                                             $6,874,944         $5,033,181

Provision for loan and lease losses                                       5,055,236          4,552,649
Reduction due to sale of loans                                           (1,469,858)          (930,750)
Recoveries                                                                  334,814            593,421
Charge-offs                                                              (2,200,843)        (2,373,557)

Balance at end of period                                                 $8,594,293         $6,874,944


NOTE 6- CAPITALIZED SERVICING

Included in capitalized servicing at September 30, 1997 and December 31, 1996 are $78,324,402 and $70,551,101, respectively, of servicing assets. These amounts represent the capitalized, contractually specified servicing fees earned on securitized loans. Capitalized servicing also includes interest only strips totaling $28,132,500 and $16,206,153 at September 30, 1997 and December 31, 1996, respectively.




NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                                                    September 30,       December 31,
                                                                        1997               1996

Repurchase agreements and drafts payable related to
     mortgage loan closings                                            $213,625,312       $264,998,449
Federal funds                                                            90,100,000         74,118,000
Lines of Credit                                                         117,564,911        105,591,525
Commercial paper                                                         15,321,293         17,174,751

Total                                                                  $436,611,516       $461,882,725

Repurchase agreements at September 30, 1997 and December 31, 1996, include $110,806,943 and $183,869,533 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $94,619,660 and $74,042,188 at September 30, 1997 and December 31, 1996. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 5.38% to the lender's prime rate.


NOTE 8 -- LONG-TERM DEBT

Long-term debt at September 30, 1997 of $8,189,705 consists of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates ranging from January 31, 1997 through April 30, 2002. Long-term debt as of December 31, 1996 was $17,642,526 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.


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

As of September 30, 1997, Inland Mortgage Corporation (Inland) was a defendant to three separate class action lawsuits relating to the following: Inland's administration of mortgage escrow accounts, Inland's right to require its borrowers to pay premiums for private mortgage insurance, and Inland's right to pay broker fees to mortgage brokers.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure with respect to the litigation.




                             Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Net income for the third quarter ended September 30, 1997, was $7,311,762 up 32.9% from the third quarter 1996 net income of $5,502,549. Net income per share was $0.64 for the third quarter of 1997 as compared to $0.47 for the same period in 1996. Return on equity for the third quarter of 1997 was 23.14% compared to 19.78% in 1996.

      For the year to date, the Corporation recorded net income of $18,276,433 up 17.8% from 1996. Net income per share was $1.59, up from $1.33 a year earlier. Return on equity for the year to date was 19.91% as compared to 19.47% for the same period in 1996.

Lines of Business

     Irwin Financial Corporation has four lines of business:

    Mortgage banking (includes Inland Mortgage Corporation and the related activities of Irwin Union Bank)
    Community banking (Irwin Union Bank and Irwin Union Advisory
    Services)
    Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)
    Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1996:

                                     Three Months              Nine Months
                                  Ended September 30,      Ended September 30,
                                                  1997        1996        1997         1996

Mortgage banking                            $6,880,279  $5,081,710 $15,874,479  $16,373,225
Community banking                            1,207,828   1,043,852   3,848,774    3,241,458
Home equity lending                            158,810   (942,372)   1,860,642  (5,053,884)
Equipment leasing                               75,020      24,873     146,160       39,493
Parent (including consolidating entries)
                                           (1,010,175)     294,486 (3,453,622)      918,230
                                            $7,311,762  $5,502,549 $18,276,433  $15,518,522

Mortgage Banking

Selected Financial Data (shown in thousands):

                                             Three Months             Nine Months
                                          Ended September 30,     Ended September 30,

                                         1997         1996         1997        1996

 Selected Income Statement Data:

 Loan servicing fees                  $13,039      $11,442      $37,619     $32,620
 Loan origination fees                 11,300       10,681       30,350      33,354
 Gain on sale of servicing             10,397        4,411       24,065       8,941
 Gain from sales of loans               5,781        7,464       13,900      23,818
 Net interest income                    4,819        4,002       13,060      12,854
 Provision for loan losses              (914)        (160)      (1,621)       (602)
 Other income                             380          277          969         720
 Operating expense                   (33,372)     (29,442)     (91,728)    (84,061)
 Income before tax                     11,430        8,675       26,614      27,644
 Income tax                           (4,550)      (3,593)     (10,740)    (11,271)
 Net income                            $6,880       $5,082      $15,874     $16,373

 Return on average equity              39.20%       33.90%       30.10%      36.40%
 Mortgage loan originations        $1,518,506   $1,216,781   $3,912,526  $3,803,631

 Selected Operating Data:         September 30,    December 31,
                                           1997            1996

 Servicing portfolio                $10,647,802     $10,810,988
 Mortgage loans held for sale           379,813         371,058
 Mortgage servicing asset                77,125          70,551

      Net income for the third quarter was $6.9 million, up 35.4%
from the same period in 1996. Year to date, net income was $15.9 million compared to $16.4 million in 1996.

      Mortgage loan originations of $1.5 billion (including $98.9 million of brokered loans) were 24.8% above the third quarter of 1996. For the year, originations totaled $3.9 billion, up 2.9% from 1996. Refinances accounted for 22.1% of loan production in the third quarter of 1997 and 18.9% year to date. This compares to 11.0% and 20.1%, respectively, in 1996. Improved third quarter production caused mortgage loan origination income to increase 5.8% for the quarter to $11.3 million. However, year to date was down 9.0% to $30.4 million. Mortgage loans held for sale and applications in process totaled $1.8 billion at September 30, 1997, up 2.7% from a year earlier.

      Gains on the sale of loans decreased 22.5% in the third quarter to $5.8 million. Year to date, gains on the sale of loans totaled $13.9 million compared with $23.8 million in 1996.

      Mortgage servicing fees increased 14.0% in the third quarter and 15.3% year to date to $13.0 million and $37.6 million, respectively. The increase is reflective of a more profitable mix of types of loans serviced by the company. The servicing portfolio totaled $10.6 billion at September 30, 1997, down 2.1% from a year earlier and 1.5% from December 31, 1996. Mortgage servicing assets totaled $77.1 million at September 30, 1997, up 9.3% from December 31, 1996.

      Revenues from the sale of mortgage servicing were up 135.7% from the third quarter of 1996 to $10.4 million. Included in the third quarter 1997 gain is $2.2 million of revenue recognized from a change in the estimate of reserves required for previous servicing sales. Year to date servicing sale revenues totaled $24.1 million, up from $8.9 million in 1996.

      As a result of the increase in mortgage loan closings from 1996, net interest income was up in the third quarter and year to date. Net interest income for the three months ended September 30, 1997 was $4.8 million, up 20.4% from the third quarter 1996. Year to date, net interest income totaled $13.1 million, compared to $12.9 million in 1996. The provision for loan losses increased to $0.9 million in the third quarter of 1997, up from $0.2 million a year earlier. Year to date, the provision for loan losses totaled $1.6 million as compared to $0.6 million in 1996.

      Operating expenses were up $3.9 million, or 13.3% from the third quarter of 1996 and $7.7 million or 9.1% year to date. Included in third quarter operating expenses is $4.0 million of amortization expense relating to mortgage servicing assets, an increase of $0.2 million from 1996. Year to date amortization expense totaled $10.9 million, up $1.1 million from the previous year. The increase in other operating expense reflects the significant investments in technology being made by this line of business in order to remain competitive in the current environment of the industry.
Community Banking

Selected Financial Data (shown in thousands):
                                     Three Months              Nine Months
                                 Ended September 30,       Ended September 30,

                                   1997      1996            1997       1996
Selected Income Statement Data:

Net interest revenue                $5,621    $5,103         $16,101    $14,528
Provision for loan losses            (560)     (556)         (1,555)    (1,508)
Other income                         2,036     2,090           7,010      6,925
Operating expense                  (5,176)   (4,996)        (15,440)   (14,838)
Income before tax                    1,921     1,641           6,116      5,107
Income tax                           (713)     (597)         (2,267)    (1,866)
Net income                           1,208     1,044           3,849      3,241



                                             September 30,   December 31,
Selected Balance Sheet Data:                          1997           1996


Securities and short-term investments              $88,444       $116,533
Loans and leases                                   388,177        336,580
Allowance for loan and lease losses
                                                   (5,433)        (4,790)
All other assets                                    43,428         55,184
Total assets                                      $514,616       $503,507

Deposits                                          $461,782       $453,879
All other liabilities                               15,680         15,661
Total liabilities                                  477,462       $469,540
Shareholder's equity                               $37,154        $33,967

     Community banking activities are conducted by Irwin Union Bank through locations in seven counties in central Indiana. Net income was up in the third quarter to $1.2 million from $1.0 million. Year to date, net income was $3.8 million, up from $3.2 million in 1996. The provision for loan and lease losses increased 0.7% to $560.2 thousand in the third quarter compared with a provision of $556.0 thousand a year earlier. Year to date, the provision for loan and lease losses increased 3.1% to $1.6 million.
     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended
September 30,                       1997                            1996
                       Average              Yield/   Average                 Yield/
(In thousands)         Balance   Interest   Rate    Balance       Interest   Rate

Interest -
earning assets,       $484,828   $10,543    8.82%   $439,739      $9,153     8.26%
Interest -
bearing liabilities    327,057     4,850    6.01%    381,838       4,039     4.20%

Net interest income               $5,693                          $5,114

Net interest margin                         4.66%                            4.61%

For the Nine Months Ended
September 30,                          1997                             1996
                      Average                 Yield/   Average                 Yield/
(In thousands)        Balance       Interest   Rate    Balance       Interest   Rate

Interest -
earning assets        $475,318      $30,227    8.48%   $414,560      $26,153    8.43%
Interest -
bearing liabilities    320,383       13,899    5.78%    354,593       11,659    4.40%

Net interest income                 $16,328                          $14,494

Net interest margin                            4.59%                            4.67%

     Other income in the third quarter was down 2.6% to $2.0 million from $2.1 million in 1996. For the year to date, other income increased 1.2% to $7.0 million. Operating expenses increased 3.6% from the third quarter of 1996 to $5.2 million.
For the year, these expenses were up 4.1% to $15.4 million. The continued expansion of operations in new markets has increased non-interest expense in 1997. However, this increase was partially offset by a decline in certain expenses incurred in 1996 relating to the restructuring of trust operations.

Home Equity Lending

Selected Financial Data (shown in thousands):


                                         Three Months            Nine Months
                                    Ended September 30,    Ended September 30,

                                    1997      1996           1997       1996
Selected Income Statement Data:

Net interest revenue                $1,037    $2,001         $3,842     $4,187
Provision for loan and lease losses  (394)     (276)        (1,125)      (790)
Gain from sale of loans              2,706     1,022         12,701      1,022
Loan servicing fees                  4,009       676          9,393      2,520
Other revenue                           73        55            193         94
Total net revenues                   7,431     3,478         25,004      7,033
Amortization of capitalized
servicing                          (2,402)     (175)        (6,423)      (726)
Operating expense                  (4,870)   (4,245)       (16,720)   (11,361)
Pre-tax income (loss)                 $159    ($942)         $1,861   ($5,054)



Other Selected Financial Data:         September 30,   December 31,
                                                1997           1996

Home equity loans, net of allowance         $111,366       $117,588
Net capitalized servicing                     29,343         15,343
Servicing portfolio                          334,347        230,450

      The home equity lending business was begun in 1994 with the incorporation of Irwin Home Equity Corporation. It has a single production and servicing office located in San Ramon, California. In 1995, the business began marketing home equity lines of credit by means of direct mail and telemarketing.

      The home equity lending business recorded pre-tax income of $0.2 million during the third quarter of 1997 and $1.9 million year to date. These results are compared to 1996 quarterly and year to date losses of $0.9 million and $5.1 million, respectively. Net revenues for the quarter totaled $7.4 million, up from $3.5 million a year earlier. Year to date net revenues increased to $25.0 million from $7.0 million in 1996. Included in 1997 net revenues are gains from the securitization of $35.1 million of home equity loans during the quarter and $160.1 million year to date.

     Net revenues for the third quarter include $4.0 million of servicing fees, up from $0.7 million a year earlier. Year to date, servicing fees totaled $9.4 million, up from $2.5 million in 1996. The home equity lending business has retained the servicing rights on all the loans it has securitized. Its managed portfolio of home equity loans totaled $334.3 million as of September 30, 1997, compared with $230.5 million at December 31, 1996. Loan volume for the quarter ended September 30, 1997 totaled $60.1 million, an increase of 25.0% from 1996. Year-to-date loan volume increased 34.0% to $161.5 million.

     The business will maintain the flexibility of either holding the loans it produces or securitizing them. Management will evaluate these options throughout the year in light of market conditions and financial objectives.

     Operating expenses were $7.3 million in the third quarter of 1997, up 64.5% from 1996. Year to date, they increased 91.5% to $23.1 million. The increase is reflective of the increased production activities of the company in 1997. Included in operating expenses is the amortization of capitalized servicing which totaled $2.4 million in the third quarter, up from $0.2 million in 1996. For the year to date, amortization expense totaled $6.4 million compared with $0.7 million in the previous year. The increase results from the growth in capitalized servicing which was $29.3 million at September 30, 1997, up from $15.3 million at December 31, 1996 and $5.9 million a year earlier.

Equipment Leasing

      The equipment leasing business recorded pre-tax income for the quarter and for the year to date of $75.0 thousand and $146.2 thousand, respectively. This compares to pre-tax income of $24.9 thousand and $39.5 thousand in the third quarter and year to date 1996, respectively. Net revenues were up 0.9% for the quarter to $1.1 million and 3.7% year to date to $3.3 million. Operating expenses totaled $1.0 million in the third quarter and $3.1 million year to date in 1997, down 3.9% and up 0.3%, respectively, from 1996. Lease volume was $11.3 million in the third quarter of 1997, up 19.5% from a year earlier. Year-to-date volume was $29.6 million, up 12.3%.

Parent Company (Including Consolidating Entries)

     For the quarter ended September 30, 1997, the parent company recorded a net loss of $1.0 million, compared with net income of $0.3 million a year earlier. Year to date, the parent company's net loss totaled $3.5 million compared with net income of $0.9 million in 1996. There are two primary reasons for the decline. First, the parent company records the income tax expense or benefit generated at the home equity lending and equipment leasing businesses until such time that all net operating losses carried forward are fully used. In the third quarter and year to date 1997, the parent recorded $93.5 thousand and $802.7 thousand, respectively, of income tax expense related to these lines of business. This compares with $367.0 thousand and $2.0 million of income tax benefit recorded in the third quarter and year to date, respectively, in 1996.

      The second factor in the decline in the parent company's 1997 results is the distributions on trust preferred securities which were sold in January 1997. During the third quarter and year to date 1997, $1.2 million and $3.3 million, respectively, was distributed.


Consolidated Income Statement Analysis

     Net interest income for the third quarter of 1997 totaled $13.5 million, up 8.8% from the third quarter of 1996. For the year, it increased 9.3% to $38.8 million. The increases were the result of increased production of mortgage and home equity loans and growth in the loan portfolio of the community bank.

     The loan and lease loss provision was $2.2 million for the third quarter of 1997, as compared with $1.1 million for the same period in 1996. For the year, it totaled $5.1 million, up from $3.4 million a year earlier. This increase is consistent with an increase in nonperforming assets which the Corporation has experienced during 1997. See the section on credit risk for more discussion of this subject.

     Other income was up $11.3 million or 29.3% in the third quarter of 1997. Year to date other income increased $25.9 million or 23.3%. This increase was driven primarily by home equity lending and mortgage banking activities. Total income from home equity loan sales and servicing was $6.9 million in the third quarter of 1997 and $22.7 million year to date. This compares to 1996 revenues of $1.7 million and $3.5 million in the third quarter and year to date, respectively. Gains from the sale of mortgage servicing increased $6.0 million in the third quarter of 1997 and $15.1 million year to date.

      Operating expenses also increased in 1997 as the third quarter was up $7.1 million or 17.4% from 1996. For the year, operating expenses increased $19.7 million or 16.9%. This increase is due in part to the growth of the Corporation through the continued expansion of the home equity lending business, investments in new technology at the mortgage banking business, and the community bank's growth in new markets. Also contributing to the increase was additional amortization expense associated with capitalized servicing assets on the balance sheets of the mortgage bank and home equity lending business. Amortization expense increased $2.5 million in the third quarter to $6.4 million. Year to date, the expense grew to $17.5 million from $10.6 million a year earlier.

     The effective income tax rate for the Corporation was 40.6% in the third quarter of 1997 and 40.3% year to date. This is compared with 40.0% in the third quarter of 1996 and 40.6% year to date 1996.

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

                           Three months ended   Nine months ended
                              September 30,       September 30,
                              1997    1996        1997   1996

Basic earnings per share     $0.66   $0.48       $1.63  $1.37
Diluted earnings per share   $0.65   $0.48       $1.60  $1.35

Consolidated Balance Sheet Analysis

     Total assets of the Corporation at September 30, 1997, were $1.4 billion, an increase of $0.1 billion from December 31, 1996 total assets of $1.3 billion. The increase was attributed to an increase in loans and leases of $55.2 million or 10.4% and an increase in mortgage loans held for sale of $29.3 million or 6.6%.

      The increase in assets was accompanied by an increase in deposits of $69.3 million or 10.8%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Inland Mortgage. These escrow accounts totaled $214.1 million at September 30, 1997, up from $171.1 million at December 31, 1996.

     Shareholders' equity grew to $126.8 million or $11.46 per share, a 6.6% increase over the $118.9 million or $10.46 per share at the end of 1996. The Corporation's equity to assets ratio ended the quarter at 8.98%, compared to 9.12% at the end of 1996. During 1997 the Corporation repurchased 381,569 shares of its stock under a share repurchase program originally put in place in 1994. The program was replaced during the third quarter of 1997 with a new program under which up to 1.1 million additional shares are authorized to be repurchased.

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

(In thousands)                    September 30,      December 31,      December 31,
                                           1997              1996              1995

Servicing portfolio balance         $10,647,802       $10,810,988       $10,301,914

Value @1.5%                            $159,717          $162,165          $154,529
Less: Capitalized servicing              77,125            70,551            51,783
      Tax liability at 40%               33,037            36,646            41,098

Net value not on balance sheet          $49,555           $54,968           $61,648

Per share of common stock                 $4.48             $4.84             $5.44

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

      As of September 30, 1997, the allowance for loan and lease losses as a percentage of total loans and leases was 1.47%, compared to 1.25% at December 31, 1996. For the three months ended September 30, 1997, the provision for possible loan and lease losses totaled $2.2 million, a 90.1% increase over the amount recorded in the third quarter of 1996. Year to date, the provision totaled $5.1 million, up from $3.4 million a year earlier. The higher 1997 reserve and provision are consistent with the increase in nonperforming assets experienced by the Corporation. Net charge-offs for the quarter were $502.0 thousand as compared to $413.5 thousand in 1996. Year to date net charge-offs totaled $1.9 million, up from $1.1 million a year earlier.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $11.1 million or 0.79% of total assets at September 30, 1997, up from $7.2 million or 0.55% at December 31, 1996 and $2.7 million or 0.26% at December 31, 1995. The most significant increases occurred at the mortgage bank and community bank where nonperforming assets were up $1.0 million and $3.5 million, respectively, from year end 1996. The Corporation monitors the loans and property included in this total in evaluating the status of the current reserve.

Nonperforming Assets         September 30,   December 31,    December 31,
(In Thousands)                        1997           1996             1995

Accruing loans past due
90 days or more:
     Commercial                     $1,197           $256             $418
     Leasing                             0              0                0
     Real Estate                         0            234                0
     Consumer                          104            205              202
          Subtotal                   1,301            695              620

Nonaccrual loans:
     Commercial                      2,511          2,739              670
     Leasing                           689          1,261              415
     Real Estate                     4,043            260              694
     Consumer                           49              0                0
          Subtotal                   7,292          4,260            1,779

Total nonperforming loans            8,593          4,955            2,399

Other real estate owned              2,520          2,239              295

Total nonperforming assets         $11,113         $7,194           $2,694

Nonperforming assets to
total assets                         0.79%          0.55%            0.26%

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

     Interest rate sensitivity refers to the degree to which the Corporation's short- and long-term earnings would change due to changes in market rates of interest. The Corporation's goal in addressing this risk is to manage its businesses so that movements of interest rates have an immaterial impact on net income and on the value of its assets and liabilities. To measure its sensitivity to changes in interest rates and appropriate hedging strategies, the Corporation uses a combination of measurement techniques including simulation, rate shock analysis, and gap analysis.

The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of September 30, 1997 (a "gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Fixed rate assets and liabilities such as mortgage servicing rights and the escrow deposits associated with them are analyzed based on their expected maturities which reflect estimated pre-payment characteristics, rather than their maximum contractual maturities. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

                          Within     4-12       1-5      Over 5   Subtotal     Non-       Total
                            3       Months     Years      Years               market
                          Months
(In Thousands)

Assets:
Interest-bearing
deposits with banks         $3,150    $3,872    $4,311         $0   $11,333         $0    $11,333
Federal Funds Sold           6,356         0         0          0     6,356          0      6,356
Taxable investment
securities                  19,205     7,340    20,384      9,420    56,349          0     56,349
Tax-exempt investment
securities                       0       600       962      2,402     3,964          0      3,964
Mortgages held for sale    474,433         0         0          0   474,433          0    474,433
Loans, net of unearned
income                     299,688    72,813   121,063     90,709   584,273          0    584,274

Total interest-earning
assets                     802,832    84,625   146,720    102,531 1,136,709          0  1,136,708

 Liabilities:
Non-interest bearing
deposits                         0         0         0          0         0    278,635    278,635

Money Market checking       23,367         0    44,258      8,743    76,368          0     76,368
Money Market savings         2,661         0     8,192          0    10,853          0     10,853
Regular savings             28,089     2,017    10,756      8,311    49,173          0     49,173
Time deposits              158,235    83,021    52,107      1,004   294,367          0    294,367
Short-term borrowings      436,611         0         0          0   436,611          0    436,612
Long-term debt               1,205     2,815     4,170          0     8,190          0      8,190
Total interest-bearing
liabilities                650,168    87,853   119,483     18,058   875,562    278,635  1,154,198
Trust preferred
securities                       0         0         0     50,000    50,000          0     50,000


Interest sensitivity       152,664   (3,228)    27,237     34,473   211,146  (278,635)   (67,489)
gap


Cumulative interest
sensitivity gap            152,664   149,436   176,673    211,147             (67,489)

As the above table shows, the consolidated one-year gap at September 30, 1997 was a positive $149.4 million. This compares to a positive gap of $133.2 million at December 31, 1996.

Since the gap was positive at September 30, 1997, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed from declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.


Capital Adequacy

     Capital is a major focus of regulatory attention, with the risk-based capital standard being the principal capital adequacy measure. Based on this standard, financial institutions are currently required to have a risk-based capital ratio of at least 10.0% to be considered well-capitalized. In addition to the requirements for the risk-based capital ratio, Tier I capital of at least 6.0% of total risk-adjusted assets must be maintained to be considered well-capitalized. Equity and risk-based capital ratios for the Corporation are as follows:

                          September 30,   December 31,   December 31,
                                  1997           1996           1995

Equity to Assets                 8.98%          9.12%          9.56%
Risk-Based Capital Ratio        16.99%         14.23%         14.49%
Tier I Capital Ratio            16.15%         13.47%         13.80%

The Corporation's capital ratios are deemed adequate by management and above regulatory minimums.


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

                              IRWIN FINANCIAL CORPORATION


                              By: /s/ Thomas D. Washburn
                              --------------------------
                              Thomas D.Washburn
                              Chief Financial Officer


                              By: /s/ Marie C. Strack
                              -----------------------
                                  Marie C. Strack
                                  Corporate Controller
                                  (Chief Accounting Officer)




                                                       Exhibit 11

                       IRWIN FINANCIAL CORPORATION
                     COMPUTATION OF EARNINGS PER SHARE



                                   Three Months Ended       Nine Months Ended
                                      September 30,           September 30,
                                   1997         1996          1997         1996

Primary

Average number of shares
outstanding                  11,106,069   11,373,018    11,205,884   11,354,826


Assumed exercise of stock
options                         335,790      262,496       310,311      270,966

Total shares                 11,441,859   11,635,514    11,516,195   11,625,792



Net income                   $7,311,762   $5,502,549   $18,276,433  $15,518,522


Net income per share              $0.64        $0.47         $1.59        $1.33

Fully Diluted

Average number of shares
outstanding                  11,106,069   11,373,018    11,205,884   11,354,826

Assumed exercise of stock
options  (Note 1)               380,844      262,496       380,821      270,966

Total shares                 11,486,913   11,635,514    11,586,705   11,625,792


Net income                   $7,311,762   $5,502,549   $18,276,433  $15,518,522



Net income per share              $0.64        $0.47         $1.58        $1.33



(1) The dilutive effect of stock options is based on the treasury stock method using the higher of the average market price for the period or the period-end market price.