Form 10-Q/A
period 1997-09-30
IRWIN FINANCIAL CORPORATION
filed 1998-03-19
CIK 52617

Irwin Financial Corporation amends its 10Q filed for the Quarter ending September 30, 1997. The amended entries are flagged with an *.

Mortgage Banking

Selected Financial Data (shown in thousands):

                                  Three Months        Nine Months
                              Ended September 30,     Ended September 30,

                                     1997        1996        1997        1996

 Selected Income Statement
 Data:

 Loan servicing fees              $13,039     $11,442     $37,619     $32,620
 Loan origination fees             11,300      10,681      30,350      33,354
 Gain on sale of servicing         10,397       4,411      24,065       8,941
 Gain from sales of loans           5,781       7,464      13,900      23,818
 Net interest income                4,819       4,002      13,060      12,854
 Provision for loan losses          (914)       (160)     (1,621)       (602)
 Other income                         380         277         969         720
 Operating expense               (33,372)    (29,442)    (91,728)    (84,061)
 Income before tax                 11,430       8,675      26,614      27,644
 Income tax                       (4,550)     (3,593)    (10,740)    (11,271)
 Net income                        $6,880      $5,082     $15,874     $16,373

 Return on average equity          39.20%      33.90%      30.10%      36.40%
 Mortgage loan originations    $1,518,506  $1,216,781  $3,912,526  $3,803,631



 Selected Operating Data:         September     December
                                        30,          31,
                                       1997         1996

 Servicing portfolio            $10,647,802  $10,810,988
 Mortgage loans held for sale       379,813      371,058
 Mortgage servicing asset            77,125       70,551


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

      Revenues from the sale of mortgage servicing were up 135.7% from the third quarter of 1996 to $10.4 million. Included in the third quarter 1997 gain is $2.2 million of revenue recognized from a change in the estimate of reserves required for previous servicing sales. *When the mortgage bank sells servicing, it does not receive a portion of the sales price (generally 10%) unless final documents are delivered to the purchaser within time frames called for by the sales contracts. Accordingly, the mortgage bank records a reserve to estimate the portion of servicing sale revenues that will not be received as a result of not meeting these deadlines. During the third quarter of 1997, this reserve was reduced to reflect management's estimate of its ability to meet purchasers' deadlines based on historical performance and current expectations of document delivery. Year to date servicing sale revenues totaled $24.1 million, up from $8.9 million in 1996.

      As a result of the increase in mortgage loan closings from 1996, net interest income was up in the third quarter and year to date. Net interest income for the three months ended September 30, 1997 was $4.8 million, up 20.4% from the third quarter 1996. Year to date, net interest income totaled $13.1 million, compared to $12.9 million in 1996. The provision for loan losses increased to $0.9 million in the third quarter of 1997, up from $0.2 million a year earlier. Year to date, the provision for loan losses totaled $1.6 million as compared to $0.6 million in 1996. *In providing for loan losses, management reviews each loan individually to assess expected future losses based on information about the borrower and the underlying collateral.

      *The increase in the provision for loan losses corresponds to increased levels of nonperforming loans on the books of the mortgage bank which totaled $3.8 million at September 30, 1997 compared to $2.2 million at December 31, 1996. The mortgage bank has had an increase in the number of loans it has repurchased from the government-sponsored agencies that support the secondary mortgage market. These agencies have recently become more stringent in their adherence to their right to seek recourse from the originator of loans. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.

      Operating expenses were up $3.9 million, or 13.3% from the third quarter of 1996 and $7.7 million or 9.1% year to date. Included in third quarter operating expenses is $4.0 million of amortization expense relating to mortgage servicing assets, an increase of $0.2 million from 1996. Year to date amortization expense totaled $10.9 million, up $1.1 million from the previous year. The increase in other operating expense reflects the significant investments in technology being made by this line of business in order to remain competitive in the current environment of the industry. *During 1997 the mortgage bank converted to a new loan origination system, installed personal computer based networks at branch locations and provided its loan originators with laptop computers. The business has adopted a strategy of leasing all of its systems and related equipment. As a result, 1997 operating expenses include lease expense related to these technological improvements.
                            SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


March 19, 1998                Irwin Financial Corporation




                              /s/ Marie C. Strack
                              Corporate Controller
                              (Chief Accounting Officer)