Form 10-K405
period 1997-12-31
IRWIN FINANCIAL CORPORATION
filed 1998-03-30
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                            FORM 10-K
(Mark One)
 x Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the fiscal year ended December 31, 1997 or
__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
  For the transition period from _______ to ________

Commission file number  0-6835
                   IRWIN FINANCIAL CORPORATION
     (Exact Name of Registrant as Specified in its Charter)

Indiana                                                35-1286807
(State or Other Jurisdiction of Incorporation            (I.R.S.
or Organization)                                 Employer Identification No.)
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    x     No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. x    The aggregate market value of the voting stock
held by non-affiliates of the Registrant was $253,131,710.94 as of March 12, 1998. As of March 12, 1998, there were outstanding 10,903,149 common shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Selected Portions of                         Part of Form 10-K Into Which
the Following Documents                      Incorporated

Annual Report to Shareholders                     Part I, Part II
for the year ended December 31, 1997
Definitive Proxy Statement for                         Part III
Annual Meeting of Shareholders
to be held April 30, 1998

Exhibit Index on Pages 14 through 18                   Page 1

                Total Pages in This Filing:  124
                   FORM 10-K TABLE OF CONTENTS

Part I

     Item 1 - Business                                          3
     Item 2 - Properties                                        7
     Item 3 - Legal Proceedings                                 8
     Item 4 - Submission of Matters to a Vote of Security
               Holders                                          9

Part II

     Item 5 - Market for Registrant's Common Equity and
           Related Security Holder Matters                      9
     Item 6 - Selected Financial Data                          10
     Item 7 - Management's Discussion and Analysis of
           Financial Condition and Results of Operations       10
     Item 8 - Financial Statements and Supplementary Data      12
     Item 9 - Changes in and Disagreements with
           Accountants on Accounting and Financial Disclosure  13

Part III

     Item 10 - Directors and Executive Officers of the
               Registrant                                      13
     Item 11 - Executive Compensation                          13
     Item 12 - Security Ownership of Certain Beneficial
            Owners and Management                              13
     Item 13 - Certain Relationships and Related Transactions  13

Part IV

     Item 14 - Exhibits, Financial Statement Schedules
                    and Reports on Form 8-K                    14

Signatures                                                     19
                             PART I

Item 1    Business

General

Irwin Financial Corporation (the "Registrant") is a diversified financial services company organized as an Indiana bank holding company in May, 1972. The Registrant's principal subsidiaries are Irwin Mortgage Corporation ("Irwin Mortgage", formerly Inland Mortgage Corporation), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Irwin Equipment Finance Corp. (the new name of the parent company of Affiliated Capital Corp.) ("Irwin Equipment"), an equipment leasing company; Irwin Home Equity Corporation ("Home Equity"), a consumer home equity lending company; White River Capital Corporation, a small venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company. Registrant is also the sole equity shareholder of IFC Capital Trust I ("Capital Trust"), a special purpose trust.

The Registrant's 1997 Annual Report section on "Management's Discussion and Analysis of Results of Operations and Financial Condition" is included with this filing as Exhibit13(a). Page 53 of the Report states that Irwin Equipment Finance Corp. was previously Affiliated Capital Corp., and page 55 of the Report lists the Irwin Equipment Finance Corp. Senior Officers. This information is incorrect. Affiliated Capital Corp. did not change its name to Irwin Equipment Finance Corp.; the parent company of Affiliated Capital Corp. (formerly Irwin Union Leasing Corporation) changed its name to Irwin Equipment Finance Corp. The Officers listed on page 55 are those of Affiliated Capital Corp.; not Irwin Equipment Finance Corp., with the exception of Matthew Colasanti, who is President of both Irwin Equipment Finance Corp. and Affiliated Capital Corp. The Annual Report had already been published when the error was discovered. When referring to the leasing line of business, the Registrant now uses the name "Irwin Equipment Finance Corp." to include the activities of Affiliated Capital Corp.

Business of Subsidiaries

Irwin Mortgage originates, purchases and services conventional or government agency backed (i.e., FHA and VA) residential mortgage loans. Most mortgages are either insured by an agency of the federal government, or in the case of a conventional mortgage, meet requirements for resale to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Irwin Mortgage also originates a small amount of commercial mortgages.

Irwin Mortgage sells mortgage loans to institutional and private investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Irwin Mortgage operates 95 production and satellite offices in 28 states. During 1997, Irwin Mortgage established offices in San Diego, California; Pueblo, Colorado; Farmington, Connecticut; Columbus, and Macon, Georgia; New Orleans, Louisiana; Braintree, Massachusetts; Wilmington and Burlington, North Carolina; and Columbia, South Carolina. During 1997, Irwin Mortgage closed offices in Albuquerque, New Mexico; Clackamas, Oregon; Denver and Fort Collins, Colorado; Hayes and Woodbridge, Virginia; Las Vegas, Nevada; LaPorte, Indiana; Montclair (Oakland), Pasadena, Santa Rosa, and West Lake Village, California; North Houston and Plano, Texas; Tempe, Arizona; Seattle/Kirkland and Snohomish, Washington; Crofton and Solomons, Maryland.

Irwin Mortgage entered the non-prime first mortgage lending market in 1997. This market is composed of borrowers who do not qualify under the underwriting guidelines established by the government-sponsored secondary market agencies for conforming first mortgages. Irwin Mortgage opened a non-prime lending office in Richmond, Virginia late in the fourth quarter of 1996 and began originating non-prime first mortgages in 1997.

Irwin Mortgage and the Registrant have, for several years, been exploring opportunities to test the development of mortgage banking operations in markets outside the United States. In December, 1996, Irwin Mortgage began taking applications from U.
S. Borrowers for dollar denominated loans to be secured by residential real estate located in Mexico. The Registrant will continue research of international opportunities to which the Registrant might apply its knowledge and competencies.

Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, financial counseling, property and casualty insurance agency services, trust services, securities brokerage and safe deposit facilities. Irwin Union Bank is the largest of nine financial institutions operating in Bartholomew County, Indiana, with eight locations throughout the county. Irwin Union Bank also has branch facilities in Seymour (Jackson County - 2), Shelbyville (Shelby County), Bloomington (Monroe County), Franklin and Greenwood (Johnson County - 2), Carmel (Hamilton County), and Greensburg (Decatur County), Indiana. On August 13, 1997, Irwin Union Bank became a member of the Federal Reserve System. On August 29, 1997 Irwin Union Securities, formerly the brokerage Subsidiary of Irwin Union Investor Services, Inc., became a Subsidiary of Irwin Union Bank. As of February 1, 1998, Irwin Union Insurance, Inc., an insurance agency subsidiary of Irwin Union Bank, purchased substantially all the property and casualty assets of Maximum Benefits & Protection Co. Inc., an Indiana corporation.

Irwin Equipment, located in Northbrook, Illinois, is the parent company of Affiliated Capital Corp., which is engaged in the small-ticket equipment leasing and commercial lending business. Irwin Equipment offers non-recourse, non-operating, full payout leases and commercial lines of credit to physicians, medical clinics, veterinarians, dentists and chiropractors.

Home Equity was formed in 1994 and is located in San Ramon, California. Home Equity originates and services home equity loans and lines of credit. The loans are marketed through direct mail and telemarketing in twenty-two states. At year end, Home Equity began offering a first mortgage refinance program in selected states.

White River Capital Corporation ("White River"), a venture capital company, is located in Columbus, Indiana and currently holds one investment but has suspended making new investments.

Irwin Union Credit Insurance Corporation is located in Columbus,
Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

IFC Capital Trust I ("Capital Trust"), is a statutory business trust created under the laws of Delaware. The Company owns all of the Common Securities of Capital Trust. Capital Trust exists for the purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 9.25% Subordinated Debentures of the Company. The Subordinated Debentures will mature on March 31, 2027, which date may be (i) shortened to a date not earlier than March 31, 2002, or (ii) extended to a date not later than March 31, 2046, in each case if certain conditions are met (including, in the case of shortening the Stated Maturity, the Company having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 9.25% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997.

No single part of the business of the Registrant is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon the business of the Registrant. Irwin Mortgage is registered as a Foreign Financial Institution in Mexico.

Competition

Irwin Mortgage originates and services residential first mortgage loans from 95 production and satellite offices in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Minnesota, Missouri, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, South Carolina, Texas, Utah, Washington, Wisconsin, and the Washington, D.C. metropolitan area, including offices in Maryland and Virginia. In each of these locations, competition for mortgage loans is vigorous, coming from other national, regional and local mortgage banking companies as well as commercial banks, savings banks, and savings & loan associations. Irwin Mortgage purchases mortgage loans from correspondents in these and other states as well.

The commercial banking business for Irwin Union Bank in the Bartholomew, Decatur, Hamilton, Jackson, Johnson, Monroe and Shelby County areas is very competitive. Within these counties, in addition to the commercial banks, there are a number of savings banks, savings & loan associations, and credit unions competing for deposits and loans. Irwin Union Bank also competes for the provision of banking services with banks located elsewhere in Indiana, primarily in south central Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 1997, Irwin Union Bank ranked first among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin Union Bank derives its business from several other counties in south central Indiana.

Irwin Equipment provides, primarily, medical equipment leasing and commercial credit services to medical clinics, small groups of physicians, individual practitioners, chiropractors, dentists, and veterinarians. Irwin Equipment's primary competitors include other equipment leasing companies with operations that are national in scope, banks, and other financial institutions which offer commercial credit products. Such competitors may be headquartered anywhere in the country.

Home Equity originates and services home equity loans and lines of credit for private home owners in several states. Home Equity's primary competitors include banks, thrifts, credit unions and other home equity lenders with operations that are either national, regional or local in scope. Such competitors may be headquartered anywhere in the country.

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

The Bank Holding Company Act, the Federal Reserve Act, and the Federal Deposit Insurance Act also subject bank holding companies and their subsidiaries to certain restrictions on extensions of credit by subsidiary banks to the bank holding company or any of its subsidiaries, or investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower. Further, the Bank Holding Company Act and the regulations of the Board of Governors thereunder, prohibit a bank holding company and its subsidiaries from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of any property or furnishing of services.

In addition to the regulation of the Registrant, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago. Irwin Mortgage is subject to audit and examination oversight by the federal department of Housing and Urban Development as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. The insurance subsidiary of the Registrant and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The home equity subsidiary of the Registrant is also dependent upon state licenses for its ability to extend credit in certain states. Finally, the securities brokerage activities of Irwin Union Bank's registered broker/dealer are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Irwin Union Securities, Inc. operates, and the National Association of Securities Dealers.

Employees and Labor Relations

As of December 31, 1997, the Registrant and its subsidiaries had a total of 1,969 employees, including full-time and part-time employees. The Registrant continues a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Further Information

The following information responsive to Guide 3 promulgated under the Securities Exchange Act of 1934, is contained in the "Management's Discussion and Analysis of Financial Conditions and Results of Operations" section of the Annual Report to Shareholders for the year ending December 31, 1997 and is incorporated herein by reference: "Daily Average Consolidated Balance Sheet, Interest Rates and Interest Differential" (p. 74), "Investment Securities" (p. 60), "Short-Term Borrowings" (p. 60), "Summary of Net Interest Income Changes" (p. 57), "Deposits" (p.
60), "Loans and Leases" (p. 59), "Five-Year Selected Financial Data" (p. 28), and the discussion and tabular information under the caption "Credit Risk" on pages 64 to 68 of "Management's Discussion and Analysis of Financial Conditions and Results of Operations".

Executive Officers of the Registrant

The Executive Officers of the Registrant are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

Robert P. Albert (47) was President of Affiliated Capital Corp.
from February 28, 1990 to March 3, 1998.

Matthew Colasanti (57) is President of Irwin Equipment Finance Corp. and Affiliated Capital Corp. since March 3, 1998. From January through March 2, 1998, Mr. Colasanti was a consultant to Affiliated Capital Corp. From 1992 to 1995, Mr. Colasanti was President of Concord Commercial Corp. a North American subsidiary of Hong Kong Shanghai Bank. Mr. Colasanti has more than thirty years of equipment finance and leasing expertise and leadership, ranging in firm size from large organizations to start-up companies, and from work-outs to high growth.

Claude E. Davis (37) is President of Irwin Union Bank since
January 2, 1996.  He has been an officer since 1988.

Elena Delgado (42) is President of Irwin Home Equity Corporation since September 4, 1994. From March through August, 1994, Ms.
Delgado was an independent consultant to Irwin Financial
Corporation.  From 1990 to 1993, Ms. Delgado was Vice President,
Second Mortgage Lending of First Deposit Corporation.

Gregory F. Ehlinger (35) is Vice President and Treasurer of the
Registrant since August of 1992.

Jose M. Gonzalez (39) is Vice President and Director of Internal Audit of the Registrant since October of 1995. From 1993 to 1995, Mr. Gonzalez was Senior Vice President, Audit & Compliance Services of Premier Bank and Trust. From 1991 to 1993, Mr. Gonzalez was Vice President and Senior Compliance Officer at First Empire State Corporation.

Theresa L. Hall (45) is Vice President - Human Resources of the
Registrant, since 1988.  She has been an officer since 1980.

Rick L. McGuire, (45) is President of Irwin Mortgage since
January 1, 1996.  He has been an officer since 1978.

William I. Miller (41) is Chairman of the Board, since 1990, and has been a Director of the Registrant since 1985.

Ellen Z. Mufson (49) is Vice President - Legal of the Registrant, since September, 1997. She was Vice President - Legal Counsel of Irwin Union Bank and Trust Company from July, 1996 through August, 1997; Corporate Counsel of Irwin Financial Corporation from January, 1995 through June, 1996; Deputy Director/General Counsel of the Indiana Development Finance Authority from March, 1992 through November, 1994.

John A. Nash (60) is Chairman of the Executive Committee, since
1990, and President, since 1985, of the Registrant. He has been an officer and Director of the Registrant since 1972.

Michael F. Ryan (52) is Vice President - Community Development of the Registrant since January 2, 1996. He was President of Irwin
Union Bank from 1981 - 1995.  He has been an officer since 1976.

Matthew F. Souza (41) is Vice President and Secretary of the
Registrant.  He has been an officer since 1985.

Marie C. Strack (35) is Vice President and Controller of the
Registrant since May of 1992.

Thomas D. Washburn (51) is Senior Vice President and Chief
Financial Officer, since 1980, of the Registrant. He has been an officer since 1976.

Item 2.  Properties

The location and general character of the materially important physical properties of the Registrant and its subsidiaries are as follows: The main office of Irwin Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana and a servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana. Irwin Mortgage also has loan production and satellite offices located in Flagstaff, Phoenix (2), Mesa, Scottsdale, and Tucson, Arizona; Antioch, Bakersfield, Concord, Covina, Fresno, Laguna Hills, Morgan Hill, Richmond, Sacramento, Salinas, San Diego, Temecula, Ventura, Visalia, Walnut Creek, Woodland, Yuba City, and Yreka, California; Castle Rock, Colorado Springs, Denver, Englewood, Woodland Park, and Pueblo, Colorado; Farmington, Connecticut; Newark, Delaware; Clearwater and Orlando/Longwood, Florida; Atlanta, Columbus, and Macon, Georgia; Aiea, Honolulu, Kailua, and Maui, Hawaii; Chicago and Decatur, Illinois; Indianapolis (5), Anderson, Ft. Wayne, Kokomo, Lafayette, South Bend, and Warsaw, Indiana; Lexington and Louisville, Kentucky; Baton Rouge and New Orleans, Louisiana; Columbia, Rockville, and Towson, Maryland; Braintree, Massachusetts; Arden Hills, Burnsville, and Minneapolis, Minnesota; St. Louis, Missouri; Marlton, New Jersey; Cary, Charlotte, Greensboro, Raleigh, Wilmington, and Burlington, North Carolina; Dayton and Independence/Cleveland, Ohio; Tulsa, Oklahoma; Beaverton and Lake Oswego, Oregon; Wyomissing, formerly West Chester, Pennsylvania; Columbia, South Carolina; Austin, Corpus Christi, Dallas, El Paso, and Houston, Texas; Salt Lake City, Utah; Fredericksburg, Glen Allen, Richmond, Springfield, and Suffolk, Virginia; Bellevue, Battleground, Everett, and Mount Lake Terrace, Washington; and Madison, Wisconsin. All offices occupied by Irwin Mortgage are leased.

The main office of Irwin Union Bank is located in four connected buildings all at 500 and 520 Washington Street, Columbus, Indiana. These buildings and one branch building are owned in fee by Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank, and are leased by Irwin Union Bank. Irwin Union Bank owns in fee three of its other fifteen relatively small branch banking premises. The other branch offices are leased. None of the properties owned by Irwin Union Bank are subject to any major encumbrances.

The main office of Irwin Equipment, where administrative and lease servicing activities are centered, is located at 707 Skokie
Boulevard, Northbrook, Illinois.  This office location is leased.

The main office of Irwin Home Equity is located at 12677 Alcosta
Blvd., Suite 500, San Ramon, California. This office location is leased.

The main offices of the Registrant, White River Capital
Corporation and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana in space leased from Irwin Union Bank.

Item 3.  Legal Proceedings

As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Registrant was involved, as of December 31, 1997, in the following actions:

Basmoen, et al. v. Inland Mortgage Corporation. As of December 31, 1997, Irwin Mortgage was a defendant in a class action lawsuit initiated in the state of Minnesota in October, 1995.
The case is currently pending before a federal Multidistrict Litigation Panel in Chicago, Illinois. Plaintiffs allege that they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Irwin Mortgage. This case is among a series of class action cases commenced against a number of mortgage servicers in several states challenging the practices used in connection with the administration of escrow accounts for single family residential mortgages. In January, 1997, the court denied a motion by the plaintiff for class certification; however, in September, 1997, the court granted a motion by the plaintiff to add a class representative and denied a motion by Irwin Mortgage for summary judgment. In December, 1997, Irwin Mortgage filed a supplemental memorandum in opposition to the plaintiffs' motion for class certification to which the plaintiffs replied. The court has not yet ruled on class certification. At this stage of the litigation, it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Mortgage might be exposed in this or similar escrow individual or class action cases brought in the future.

Howell, et al. v. Inland Mortgage Corporation. As of December 31, 1997, Irwin Mortgage was a defendant to a class action lawsuit initiated in the state of Indiana in January, 1995. The case is currently pending before the Marion County Superior Court. Plaintiffs allege that lenders do not have the right to require borrowers to pay premiums for private mortgage insurance. A decision has not yet been rendered with regard to class certification. Similar suits have been filed in Indianapolis and other jurisdictions against mortgage lenders. Irwin Mortgage filed a motion for summary judgment in this case, which was denied. Irwin Mortgage is aware that the Indiana court has ruled against two other lenders on their respective dismissal and summary judgment motions. One of these lenders has been permitted to appeal the decision against it to the Indiana Court of Appeals. Because the issues in the case before the Indiana Court of Appeals are very much like those in the Irwin Mortgage case, a decision by the Court of Appeals will have a significant effect on the Irwin Mortgage case. At present, however, it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability loss exposure, if any, to which Irwin Mortgage might be exposed.

Culpepper, et al. v. Inland Mortgage Corporation. As of December 31, 1997, Irwin Mortgage was a defendant to a class action lawsuit initiated in the state of Alabama in April, 1996. This action is one of a breed of "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. On January 9, 1998, the Court of Appeals for the Eleventh Circuit reversed the district court's grant of summary judgment in favor of Irwin Mortgage and vacated the district court's dismissal of class claims and denial of class certification. On January 30, 1998, Irwin Mortgage petitioned the court of appeals for rehearing. On February 4, 1998, the court of appeals issued an order giving plaintiffs a deadline to reply to the rehearing petition. The litigation is still at a stage where it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure, if any, to which Irwin Mortgage might be exposed.

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

The following litigation, previously reported, was no longer pending as of December 31, 1997:

Providian Bankcorp, Inc. v. Irwin Financial Corporation, et al.
The parties agreed to dismiss the litigation in April, 1997. The suit, which alleged the misappropriation of trade secrets, was initiated in the State of California in May, 1995.

Irwin Union Bank and Trust Company v. United States Trust Company of New York, et al. The parties agreed to dismiss the litigation in May, 1997. The suit, which arose from a wire transfer, was initiated in the United States District Court for the Southern District of New York in August, 1996.

Item 4.  Submission of Matters to a Vote of Security Holders

During the fourth quarter of 1997, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

                             PART II

Item 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Common Stock of the Registrant is quoted on the Nasdaq National Marekt (NASDAQ-NMS - trading symbol, IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Registrant's Common Stock in each quarter of the two most recent calendar years. All data have been adjusted for stock splits. The approximate number of shareholders of record on March 12, 1998 was 1,590.

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


1996 (split
adjusted)

First Quarter    22 3/4   19 3/4   22 1/8   0.060

Second Quarter   22 1/4   19 5/8   19 5/8   0.060

Third Quarter    21 5/8   17 7/8   21 1/4   0.060

Fourth Quarter   24 3/4   21 1/4   24 3/4   0.060      0.24

1997

First Quarter    30 1/2   24 1/4   27 1/4   0.070

Second Quarter   29 1/2   24       29 1/2   0.070

Third Quarter    37 1/4   28 3/4   37 1/4   0.070

Fourth Quarter   43       36 1/2   41 7/8   0.070      0.28


The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 19, 1997, the Registrant's Board of Directors approved an increase in the Registrant's quarterly dividend to $.07 per share which dividend rate was unchanged as of December 31, 1997. Dividends paid by Irwin Union Bank to the Registrant are restricted by banking law. See Note 14 of Notes to the Consolidated Financial Statements in the attached Annual Report to Shareholders.

No sales of unregistered equity securities were made by the Registrant during the fourth quarter of 1997.

Item 6.  Selected Financial Data

The information contained in the Annual Report to Shareholders for the year ended December 31, 1997, under the caption "Five-
Year Selected Financial Data", is incorporated herein by reference in response to this item.

Item 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders for the year ended December 31, 1997, is incorporated herein by reference in response to this item.

Item 7A.  Quantitative and Qualitative Disclosures About Market
Risk.

Interest Rate Risk:

Interest rate risk refers to the potential for changes in market rates of interest to cause changes in net interest income. Since net interest income is a major source of income, it is important that potential changes are managed prudently.

The Asset-Liability Management Committee of the commercial bank monitors the repricing structure of both assets and liabilities over various time horizons. Exposure to changes in interest rates is evaluated by modeling the repricing characteristics of the commercial bank's portfolio under multiple rate scenarios. Formal policies approved by the commercial bank's Board of Directors ensure that exposure to changes in net interest revenues is maintained within acceptable levels.

The mortgage banking business assumes a form of interest rate risk by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are also held temporarily until a pool is formed. The home equity and equipment leasing businesses are exposed to potential interest rate risk that is similar to the lending operations of the commercial bank. Once again, formal policies ensure that this risk is controlled.

Rate risk at the commercial bank can typically be managed by controlling the maturity of loans, securities, and deposits. The commercial bank may also use financial futures or interest rate swaps from time to time, although there were none in place at December 31, 1997. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk. The policy at both the home equity lending business and the equipment leasing business
is to match-fund all assets.   In some cases, the Corporation
uses internal hedges between companies to allow for the risk characteristics of one line of business to offset those of another line.

The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of December 31, 1997 (a "gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

As the table shows, the consolidated one-year gap at December 31, 1997 was a positive $143.0 million. This compares to a positive gap of $133.2 million at December 31, 1996.

Since the gap was positive at December 31, 1997, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing assets. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

Interest Sensitivity:
(Thousands)

          Within 3   4 to 12    1 to 5     Over 5     Non -              Fair
           Months     Months    Years      Years      Market    Total    Value



Assets -  $3,511     $8,412   $10,211        $0         $0   $22,134   $22,134
Trading:
Taxable
investment
securities
Assets -
Other than
Trading:
Interest-  10,920      4,027     3,293         0          0    18,240    18,240
bearing
deposits with
banks
Taxable    16,682      9,477     18,021     6,213          0   50,393    51,041
investment
securities
Tax-exempt    100        500        962     3,252          0    4,814    4,853
investment
 securities
Mortgages 528,739          0          0         0          0  528,739  530,207
held for sale
Loans,    269,988     99,787    146,186    95,132          0  611,093  613,513
net of unearned
income
Total     829,940    122,203    178,673   104,597          01,235,413$1,239,988
interest-
earning
assets


Liabilities -
Other than
Trading
Non-interest   0          0          0          0    287,555  287,555   $287,555
bearing
deposits
Money     32,625          0     47,148     10,169          0   89,942     89,942
market checking
Money      1,758          0      5,487          0          0    7,245      7,245
market savings
Regular   25,565      1,939     10,343      7,992          0   45,839     45,839
savings
Time     166,381     64,683     57,186        764          0  289,014    289,088
deposits
Short-   512,276          0          0          0          0  512,276    512,276
term borrowings
Long-      1,399      2,499      3,197          0          0    7,095      7,138
term debt
Total   740,004     69,121    123,361     18,925    287,555 1,238,966 $1,239,083
interest-
bearing
liabilities
Trust          0          0          0     50,000          0   50,000    $55,038
preferred
securities
Interes   89,936     53,082     55,312     35,672  (287,555) (53,553)
sensitivity
gap
Cumu-
lative   $89,936   $143,018   $198,330   $234,002  $(53,553)$(53,553)
interest
sensitivity
gap

(Thousands)         Weighted
                    Average
                    Interest
                    Rate
Assets - Trading:
Taxable invesnment   8.50%
securities
Assets - Other than
Trading:
Interest-bearing     5.72
deposits with banks
Taxable investment   6.31
securities
Tax-exempt           8.88
Mortgages held for   7.36
sale
Loans, net of        9.04
unearned income
Total interest-      8.15%
earning assets


Liabilities - Other
than Trading
Non-Interest bearing  n/a
deposits
Money market        2.07%
checking
Money market        2.39
savings
Regular savings     3.15
Time deposits       5.65
Short-term          4.84
borrowings
Long-term debt      7.67
Total interest-     4.74
bearing liabilities
Trust preferred     9.25%
securities
Interest sensitivity
gap
Cumulitive interest
sensitivity gap






Note: This analysis is based on certain assumptions, including relative levels of market interest rates, and should not be relied upon as indicative of actual results.

Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements of the Registrant and its subsidiaries are contained in the Annual Report to Shareholders for the year ending December 31, 1997, under the caption "1997 Financial Statements", and are incorporated herein by reference in response to this item.

Item 9.  Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure

In connection with the audits of the Registrant for the two most recent fiscal years ended December 31, 1997, the Registrant has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                            PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained in the proxy statement of the Registrant for the 1998 Annual Meeting of Shareholders under the caption "Election of Directors", on pages 4 through 6, inclusive, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained in the proxy statement of the Registrant for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors - Outside Director Compensation ", "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" on pages 8 through 18, inclusive, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management

The information contained in the proxy statement of the Registrant for the 1998 Annual Meeting of Shareholders, under the captions "Voting Securities and Principal Holders" and "Security
Ownership of Management", on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained in the proxy statement of the Registrant for the 1998 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages
19 and 20, is incorporated herein by reference in response to this item.
                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

                                                      Page #

a.   Documents filed as a part of this Report: Form    Annual
                                               10-K    Report

     1.   Financial Statements:

          A. Irwin Financial Corporation and
             Subsidiaries:

          Report of Coopers & Lybrand L.L.P.,
          Independent Accountants                21

          Consolidated Statement of Income
          for the years ended December 31, 1997,
          1996, and 1995                                81

          Consolidated Balance Sheet as of
          December 31, 1997, and 1996                   82

          Consolidated Statement of Changes in
          Shareholders' Equity for the years
          ended December 31, 1997, 1996 and
          1995                                          83

          Consolidated Statement of Cash Flows
          for the years ended December 31, 1997,
          1996, and 1995                                84

          Notes to Consolidated Financial Statements    85

The above listed report, financial statements, and the notes thereto, set forth on pages 81 through 105 of the Registrant's
1997 Annual Report to Shareholders are incorporated herein by reference.

     2.   Financial Statement Schedules

          None

Schedules are omitted because they are not required or the information is included in the Notes to Consolidated Financial
Statements.

     3.   Exhibits

          A. Exhibits to Form 10-K

                                                  Sequential
                                                  Numbering
Number Assigned                                   System Page
in Regulation                                     Number of
S-K Item 601      Description of Exhibit          Exhibit

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

                  3(f)  Articles of Amendment,
                       dated April 30, 1996.
                       (Incorporated by
                       reference to Exhibit 3(f)
                       to Form 10-K Report for
                       year ended December 31,
                       1996, File No. 0-6835.)

     (ii)         3(a)  Code of By-Laws as              22
                       amended to date.

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

                  10(i) Amended Irwin Financial
                       Corporation Outside
                       Director Restricted Stock
                       Compensation Plan.
                       (Incorporated by
                       reference to Exhibit
                       10(i) to Form 10-K report
                       for year ended December
                       31, 1995, File No. 0-
                       6835.)

                  10(j) Inland Mortgage
                       Corporation Long Term
                       Incentive Plan.
                       (Incorporated by
                       reference to Exhibit
                       (10)(j) to Form 10-K
                       report for year ended
                       December 31, 1996, File
                       No. 0-6835.)

                  10(k) Irwin Financial
                       Corporation 1997 Stock
                       Option Plan.
                       (Incorporated by
                       reference to Exhibit (10)
                       to Form 10-Q report for
                       quarter ended June 30,
                       1997, File No. 0-6835.)

                  10(l) Amendment to Irwin              37
                       Financial Corporation
                       1997 Stock Option Plan.
                       (Incorporated by
                       reference to Exhibit (10)
                       to Form 10-Q report for
                       quarter ended June 30,
                       1997, File No. 0-6835.)

(11)              11(a) Computation of Earnings         39
                       Per Share.

(12)                    No exhibit.

(13)              13(a) Registrant's 1997 Annual        40
                       Report to Shareholders.
                       This exhibit contains
                       such portions thereof
                       that have been
                       incorporated by reference
                       into this Report.

(16)                    No exhibit.

(18)                    No exhibit.

(21)              21(a) Subsidiaries of the            122
                       Registrant.

(22)                    No exhibit.

(23)              23(a) Consent of Independent         123
                       Accountants.

(24)                    No exhibit.

(27)                    Financial Data Schedule.       124



(99)              99(a) Annual Report on Form 11-
                       K for the Irwin Financial
                       Corporation Employees'
                       Savings Plan for the year
                       ending December 31,
                       1997.*

                  99(b) Annual Report on Form 11-
                       K for the Inland Mortgage
                       Corporation Retirement
                       and Profit Sharing Plan
                       for the year ending
                       December 31, 1997.*


*  To be filed by amendment pursuant to Rule 15d-21.

b.   Reports on Form 8-K

     None.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                   IRWIN FINANCIAL CORPORATION

Date:  March 26, 1998              By:  /s/ William I. Miller
                                    William I. Miller,
                                    Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                              Capacity with
        Signature              Registrant           Date


/s/ Sally A. Dean               Director       March 26, 1998
Sally A. Dean


/s/ David W. Goodrich           Director       March 26, 1998
David W. Goodrich


/s/ John T. Hackett             Director       March 26, 1998
John T. Hackett


/s/ William H. Kling            Director       March 26, 1998
William H. Kling


/s/ Brenda J. Lauderback        Director       March 26, 1998
Brenda J. Lauderback


/s/ John C. McGinty, Jr.        Director       March 26, 1998
John C. McGinty, Jr.


/s/ Irwin Miller                Director       March 26, 1998
Irwin Miller


/s/ William I. Miller           Director,      March 26, 1998
William I. Miller            Chairman of the
                            Board (Principal
                                Executive
                                Officer)


/s/ John A. Nash                Director,      March 26, 1998
John A. Nash                 Chairman of the
                                Executive
                                Committee


/s/ Lance R. Odden              Director       March 26, 1998
Lance R. Odden



/s/ Theodore M. Solso           Director       March 26, 1998
Theodore M. Solso


/s/ Thomas D. Washburn         Senior Vice     March 26, 1998
Thomas D. Washburn              President
                               (Principal
                                Financial
                                Officer)


/s/ Marie C. Strack          Vice President    March 26, 1998
Marie C. Strack              and Controller
                               (Principal
                               Accounting
                                Officer)