Form 10-Q
period 1998-03-31
IRWIN FINANCIAL CORPORATION
filed 1998-05-13
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C.  20549
                                      FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF  1934

For the quarterly period ended March 31, 1998

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

Yes        No

As of April 30, 1998, there were outstanding 10,906,248 common shares, no par value, of the Registrant.



IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

                                                                              March 31,          December 31
Assets:                                                                         1998                 1997
Cash and due from banks                                                         $65,834,937          $56,523,723
Federal funds sold                                                                1,750,000                    0
   Cash and cash equivalents                                                     67,584,937           56,523,723
Interest-bearing deposits with financial institutions                            11,411,599           18,240,229
Investment securities  (Market value:$79,704,474  in 1998
and $78,028,672 in 1997)-Note 2                                                  79,212,571           77,341,443
Mortgage loans held for sale                                                    563,948,476          528,738,820
Loans and leases, net of unearned income - Note 4                               614,811,385          611,092,809
 Less: Allowance for loan and lease losses - Note 5                              (9,452,285)          (8,811,645)
                                                                                605,359,100          602,281,164
Servicing assets  - Note 6                                                       90,171,920           83,043,939
Accounts receivable                                                              69,348,279           54,260,792
Accrued interest receivable                                                      14,339,807           14,778,885
Premises and equipment                                                           18,557,112           21,040,206
Other assets                                                                     43,738,562           40,544,715
                                                                             $1,563,672,363       $1,496,793,916
Liabilities and Shareholders' Equity:
Deposits
   Noninterest-bearing                                                         $392,591,338         $287,555,280
   Interest-bearing                                                             343,187,721          346,012,401
   Certificates of deposit over $100,000                                         96,143,257           86,027,844
                                                                                831,922,316          719,595,525
Short-term borrowings- Note 7                                                   462,646,036          512,275,185
Long-term debt- Note 8                                                           10,729,055            7,095,718
Other liabilities                                                                80,333,054           81,917,591
Total liabilities                                                             1,385,630,461        1,320,884,019

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9                               47,944,556           47,926,556

Shareholders' equity
   Preferred stock, no par value - authorized
      50,000 shares; none issued                                                          0                    0
   Common stock; no par value - authorized 40,000,000 shares;
      issued 11,701,040 shares in 1998 and 1997; including 796,150
      and 700,640 shares in treasury in 1998 and 1997, respectively.             29,965,287           29,965,287
   Additional paid in capital                                                       986,324              779,976
   Unrealized gains on investment securities                                         61,673               54,895
   Retained earnings                                                            121,605,947          115,413,986
                                                                                152,619,231          146,214,144
   Less treasury stock, at cost                                                 (22,521,885)         (18,230,803)
   Total shareholders' equity                                                   130,097,346          127,983,341
                                                                             $1,563,672,363       $1,496,793,916

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME

Three Monthes Ended                                                          March                March
nterest income:                                                              1998                  1997
 Loans and leases                                                            $16,412,587          $12,724,219
 Investment securities:
  Taxable                                                                     1,901,743            2,015,591
   Tax-exempt                                                                     75,456               71,431
 Loans held for sale                                                          11,738,680            6,912,725
 Federal funds sold                                                              346,834            1,056,963
    Total interest income                                                    30,475,300           22,780,929
Interest expense:
 Deposits                                                                      5,309,610            5,044,457
 Short-term borrowings                                                        10,843,983            4,801,781
 Long-term debt                                                                     213,461              304,932
    Total interest expense                                                    16,367,054           10,151,170
 Net interest income                                                           14,108,246           12,629,759
 Provision for loan and lease losses - Note 5                                  1,617,650              856,000
 Net interest income after provision for possible
      loan and lease losses                                                   12,490,596           11,773,759
Other income:
 Loan origination fees                                                        12,971,660            8,588,346
 Gain  from sales of loans                                                    14,277,177            8,155,414
 Loan servicing fees                                                          13,877,234           12,647,296
 Gain on sale of mortgage servicing                                            9,956,576            6,818,812
 Brokerage fees and commissions                                                  218,683              346,827
 Trust fees                                                                      546,523              580,145
 Service charges on deposit accounts                                             403,328              502,610
 Insurance commissions, fees and premiums                                        397,031              367,375
Unrealized gain/loss on trading securities                                     1,364,325               (3,912)
 Other                                                                         1,091,991              694,717
                                                                                 55,104,528           38,697,630
Other expense:
 Salaries                                                                     25,504,566           18,717,378
 Pension and other employee benefits                                           4,443,033            3,786,227
 Office expense                                                                2,919,486            2,766,110
 Premises and equipment                                                        4,718,839            3,878,681
 Amortization of mortgage servicing asset                                      5,269,403            3,298,758
 Marketing and development                                                     3,291,288            3,024,893
 Other                                                                         8,330,046            5,359,351
                                                                                 54,476,661           40,831,398
Income before income taxes                                                    13,118,463            9,639,991
Income taxes                                                                   4,880,000            3,490,000
                                                                                  8,238,463            6,149,991
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                          1,174,250              953,715
Net income available to common shareholders                                   $7,064,213           $5,196,276

Earnings per share of common stock:
Basic - Note 1                                                                     $0.65                $0.46
Diluted - Note 1                                                                   $0.63                $0.45
Dividends per share of common stock                                                   $0.08                $0.07

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997


                                                          Accumulated
                                                             Other                                Additional
                                           Retained      Comprehensive         Common              Paid in           Treasury
                              Total          Earnings         Income             Stock              Capital            Stock

Balance at
  January 1, 1998           $127,983,341    $115,413,986           $54,895        $29,965,287             $779,976    ($18,230,803)
Comprehensive Income: Note 1
  Net Income                                   7,064,213
  Other Comprehensive Income                                       6,778
    Total                      7,070,991
Cash dividends                  (872,252)       (872,252)
Purchase of treasury stock    (4,446,201)                                                                               (4,446,201)
Sales of treasury stock          361,467                                                                   206,348         155,119
Balance March 31, 1998      $130,097,346    $121,605,947           $61,673        $29,965,287             $986,324    ($22,521,885)


Balance at
  January 1, 1997           $118,902,080     $94,083,540           $56,523        $29,965,287                   $0     ($5,203,270)
Comprehensive Income: Note 1
  Net Income                                   5,196,276
  Other Comprehensive Income                                    (117,176)
    Total                      5,079,100
Cash dividends                  (791,100)       (791,100)
Purchase of treasury stock    (2,784,189)                                                                               (2,784,189)
Sales of treasury stock          504,525                                                                    53,880         450,645
Balance March 31, 1997      $120,910,416     $98,488,716          ($60,653)       $29,965,287              $53,880     ($7,536,814)

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                               March 31,
                                                                                       1998                 1997
Net income                                                                       $7,064,213           $5,196,276
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization                                                     6,559,285            4,401,392
Provision for loan and lease losses                                               1,617,650              856,235
Amortization of premiums, less accretion of discounts                               308,929              233,916
Mortgage loan originations                                                   (1,996,541,539)      (1,098,549,221)
Sales of mortgage loans                                                       1,961,331,883        1,200,985,581
Gain on sale of mortgage servicing                                               (9,956,576)          (6,818,812)
Other, net                                                                      (24,809,511)         (12,898,360)
   Net cash (used) provided by operating activities                             (54,425,666)          93,407,007

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                               2,715,000               95,000
   Available-for-Sale                                                             3,792,543            1,842,195
Proceeds from sales of investment securities:
   Available-for-Sale                                                             1,000,000                    0
Purchase of investment securities:
   Held-to-Maturity                                                              (3,640,000)                   0
   Available-for-Sale                                                            (1,006,458)          (8,873,307)
Net (increase) decrease in interest-bearing
   deposits with financial institutions                                           6,828,630             (799,930)
Net increase in loans, excluding sales                                         (133,523,172)         (64,912,371)
Sale of loans                                                                   128,827,586           68,730,444
Additions to mortgage servicing assets                                          (23,092,314)         (12,431,709)
Proceeds from sale of mortgage servicing assets                                  20,651,506           18,722,373
Other, net                                                                        1,541,566           (1,768,644)
   Net cash provided by lending and investing activities                          4,094,887              604,051

Financing activities:
Net increase in deposits                                                        112,326,791            6,596,434
Net (decrease) in short-term borrowings                                         (49,629,149)        (152,985,065)
Proceeds (Repayment) of long-term debt                                            3,633,337           (6,033,259)
Sale of company-obligated manditorily redeemable
   preferred securities of subsidiary trust                                          18,000           47,966,682
Purchase of treasury stock                                                       (4,446,201)          (2,784,189)
Proceeds from sale of stock for employee benefit plans                              361,467              505,904
Dividends paid                                                                     (872,252)            (792,478)
   Net cash provided (used) by financing activities                              61,391,993         (107,525,971)
Net increase (decrease) in cash and cash equivalents                             11,061,214          (13,514,913)
Cash and cash equivalents at beginning of year                                   56,523,723           71,365,788
Cash and cash equivalents at end of year                                        $67,584,937          $57,850,875

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                                   $16,275,411          $10,016,414
     Income taxes                                                                  $641,700             $160,025

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

Reclassifications: Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Comprehensive Income: On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement established standards for reporting comprehensive income in financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources.


NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $102,788 and $76,708 on available-for-sale securities at March 31, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                              March 31,          December 31,
                                                                                1998                 1997

Held-to-Maturity
    US Treasury and Government obligations                                      $24,865,661          $35,732,672
     Obligations of states and political subdivisions                            $5,738,668           $4,813,919
     Mortgage-backed securities                                                  $3,981,380           $5,968,340
Total Held-to-Maturity                                                          $34,585,709          $46,514,931

Trading:
      Interest -only strips                                                     $27,174,910          $22,133,793

Available-for-Sale
    US Treasury and Government obligations                                      $14,572,773           $6,052,952
     Mortgage-backed securities                                                  $2,481,760           $2,617,804
    Other                                                                          $397,419              $21,963
Total Available for Sale                                                        $17,451,952           $8,692,719

Total Investments                                                               $79,212,571          $77,341,443

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of the future tax impact, are reported as a separate c omponent of shareholders' equity until realized.

Interest- only strips are classified as "trading" and are stated at fair value. Unrealized gains and losses on trading securities are included in earnings.


NOTE 3 - MORTGAGE LOANS HELD FOR SALE

Mortgage loans held for sale are stated at the lower of cost or market as of the balance sheet date.


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                                                              March 31,          December 31,
                                                                                1998                 1997

Real estate-mortgage                                                           $208,070,615         $222,817,979
Commercial, financial and agricultural                                          228,392,045          212,094,742
Real estate-construction                                                         75,185,542           73,279,176
Consumer                                                                         35,969,996           39,984,692
Lease financing                                                                  83,165,446           78,079,206
Unearned income                                                                 (15,972,259)         (15,162,986)

                                                                               $614,811,385         $611,092,809

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:
                                                                                March            December 31,
                                                                                1998                 1997

Balance at beginning of year                                                     $8,811,645           $6,874,944

Provision for loan and lease losses                                               1,617,650            6,238,000
Reduction due to sale of loans                                                     (452,021)          (1,694,316)
Recoveries                                                                          125,401              538,213
Charge-offs                                                                        (650,390)          (3,145,196)

Balance at end of period                                                         $9,452,285           $8,811,645


NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 1998 and December 31, 1997 are $90,171,920 and $83,043,939, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets.




NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                                                              March 31,          December 31,
                                                                                1998                1997

Repurchase agreements and drafts payable related to
     mortgage loan closings                                                    $248,306,596         $240,659,463
Lines of Credit                                                                 134,087,413          112,590,484
Federal funds                                                                    53,865,000          142,650,000
Commercial paper                                                                 26,387,027           16,375,238

Total                                                                          $462,646,036         $512,275,185

Repurchase agreements at March 31, 1998 and December 31, 1997, include $63,174,482 and $141,919,483 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $179,491,502 and $93,615,694 at March 31, 1998 and December 31, 1997. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 6.04% to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at March 31, 1998 of $10,729,055 consists of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates ranging from September 30, 1998 through April 30, 2002. Long -term debt as of December 31, 1997 was $7,095,718 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.



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



NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
                                                         Basic Earnings      Effects of        Diluted Earnings
March 31,                                                  Per Share        Stock Options         Per Share

1998:
Net income                                                    $7,064,213                 $0           $7,064,213
Shares                                                        10,931,073            249,032           11,180,105
Per-Share Amount                                                   $0.65             ($0.02)               $0.63


1997:
Net income                                                    $5,196,276                 $0           $5,196,276
Shares                                                        11,340,789            197,932           11,535,639
Per-Share Amount                                                   $0.46             ($0.01)               $0.45


NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of March 31, 1998, Irwin Mortgage Corporation (IMC) was a defendant to four separate class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts, IMC's right to require its borrowers to pay premiums for private mortgage insurance, IMC's right to pay broker fees to mortgage brokers, and IMC's participation in a housing opportunity program.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure with respect to the litigation.

NOTE 12 --SUBSEQUENT EVENT

On April 30, 1998, the Corporation's Board of Directors approved a two-for-one stock split effective May 27, 1998, for all shareholders of record on May 15, 1998.


                             PART I

                             Item 2


              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. Forward-looking statements contained in the following discussion are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Corporation's control and are subject to change. These uncertainties can affect the actual results and could cause actual results to differ materially from those expressed in any forward-looking statements in this discussion.

Overview

     Net income for the first quarter ended March 31, 1998, was $7.1 million, up 35.9% from the first quarter 1997 net income of $5.2 million. Diluted earnings per share were $0.63 for the first quarter of 1998 as compared to $0.45 for the same period in 1997. Return on equity for the first quarter of 1998 was 22.05%, up from 17.31% in 1997.

Lines of Business

     Irwin Financial Corporation is comprised of four lines of business:

    Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank and Trust) Community banking (Irwin Union Bank and Trust)
    Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust) Equipment leasing (includes Irwin Equipment Finance Corp. and the related activities of Irwin Union Bank and Trust)

Listed below are the earnings by line of business for the three months ended March 31, 1998, as compared to the same period in 1997:

                                         Three Months
                                        Ended  March 31,

                                         1998         1997

Mortgage banking                   $5,651,518   $3,919,851
Community banking                   1,546,585    1,350,823
Home equity lending                   795,607    1,186,411
Equipment leasing                       9,594        5,273
Parent (including consolidating     (939,091)  (1,266,082)
entries)
                                   $7,064,213   $5,196,276

Mortgage Banking
Selected Financial Data (shown in thousands):
                                            Three months
                                           ended March 31,
                                        1998          1997
 Selected Income Statement
 Data:

 Loan origination fees              $12,844       $8,479
 Gain from sales of loans             8,816        3,390
 Loan servicing fees                 12,740       11,973
 Net interest income                  4,366        3,537
 Gain on sale of servicing            9,957        6,819
 Other income                           379          313
 Operating expense                   39,555       27,895
 Income before tax                    9,547        6,616
 Income tax                           3,895        2,696
 Net income                          $5,652       $3,920

 Return on average equity            28.40%       23.30%
 Mortgage loan closings          $1,996,542   $1,098,549


 Selected Operating Data:         March 31,     December
                                                     31,
                                       1998         1997

 Servicing portfolio            $10,773,143  $10,713,549
 Mortgage loans held for sale       384,457      435,123
 Mortgage servicing assets           88,018       81,610

      The mortgage banking line of business consists of Irwin Mortgage Corporation and the related activities of Irwin Union Bank. The business is headquartered in Indianapolis and originates, packages, sells, and services residential mortgage loans throughout the United States.

      Net income for the first quarter was $5.7 million, up 44.2% from the same period in 1997. Mortgage banking results were affected by a favorable interest rate environment during the quarter. Mortgage loan originations were up 81.7% to $2.0 billion. A significant factor in this increase was the rise in refinancing activity. Refinanced loans originated in the first quarter of 1998 accounted for 55.1% of total originations, up from 23.3% during the same period in 1997. Loan origination fees increased $4.4 million or 51.5% from the first quarter of 1997. This increase is a result of the increased production in 1998. Gains from the sales of mortgage loans were $8.8 million in the first quarter of 1998, up from $3.4 million in 1997. This increase was due to the increase in 1998 production combined with better market pricing than in the previous year.

      The mortgage banking business maintains the flexibility to either sell servicing assets for current cash flow or retain servicing for future cash flow. The decision to sell or retain servicing is based on the current market conditions balanced with the interest rate risk tolerance of the business. During the first quarter of 1998, $0.9 billion of mortgage servicing rights were sold, compared with first quarter 1997 servicing sales of
$1.2    billion. Gains on the sale of mortgage servicing totaled
$10.0 million in the first quarter of 1998, up from $6.8 million a year earlier. The increase reflects an improvement in pricing in 1998.

      The mortgage servicing portfolio totaled $10.8 billion as of March 31, 1998, an increase of 0.6% from December 31, 1997. Mortgage servicing assets capitalized on the balance sheet totaled $88.0 million at March 31, 1998, compared to $81.6 at December 31, 1997 and $68.2 million at March 31, 1997. Included in first quarter 1998 expenses is $5.0 million of amortization expense relating to the mortgage servicing assets, up from $3.3 million in the first quarter of 1997. The increase in amortization expense reflects the growth in the mortgage servicing asset.

      As a result of the increase in mortgage loan closings from the same quarter in 1997, net interest income was up in the first quarter of 1998. Net interest income after the provision for loans losses was $4.4 million for the three months ended March 31, 1998, up 23.4% from the first quarter 1997.

      Operating expenses, excluding mortgage servicing asset amortization expense, were up $9.9 million or 40.1% from the first quarter of 1997. The most significant increase occurred in salaries and benefits which were up $6.2 million or 40.3%. This increase resulted from the increased production activity during the first quarter of 1998.


Community Banking

Selected Financial Data (shown in thousands):

                                          Three months
                                          ended March 31,
                                           1998          1997
Selected Income Statement Data:

Net interest revenue                      $6,004     $5,076
Provision for loan and lease losses        (570)      (441)
Other income                               2,905      2,427
Operating expense                          5,864      4,892
Income before tax                          2,475      2,170
Income tax                                   928        819
Net income                                $1,547     $1,351

Return on average equity                  15.95%     15.86%


                                       March 31,   December
                                                        31,
Selected Balance Sheet Data:                1998       1997

Securities and short-term                $93,074    $95,367
investments
Loans and leases                         429,406    410,272
Allowance for loan and lease losses      (5,929)    (5,525)
All other assets                          42,263     39,119
Total assets                            $558,814   $539,233

Deposits                                $476,675   $486,481
All other liabilities                     42,201     14,362
Total liabilities                        518,876    500,843
Shareholder's equity                      39,938     38,390
Total liabilities and shareholder's     $558,814   $539,233
equity



     Community banking activities are conducted by Irwin Union Bank through locations in eight counties in Indiana. Net income was up $195.8 thousand from 1997, or 14.5% to $1.5 million. For the first quarter, net interest income improved $928.5 thousand, or 18.3%, from 1997. The increased net interest income is reflective of a 23.5% increase in the loan and lease portfolio from the first quarter of 1997. The growth results from the community bank's continued penetration of new markets in Indiana. The provision for loan and lease losses was $570.0 thousand, up $128.7 thousand from a year earlier.

     Following is an analysis of the community bank's net interest income and net interest margin computed on a tax equivalent basis:

For the Three
Months ended                    1998                          1997
March 31,
                  Average                  Yield/  Average             Yield/
(In thousands)    Balance    Interest       Rate   Balance   Interest   Rate

Interest -
earning assets    $514,123   $11,123       8.77%   $459,985  $  9,561   8.43%
Interest -
bearing           $435,879   $5,044        4.69%   $406,032  $  4,485   4.48%
liabilities

Net interest                 $6,079                          $  5,076
income

Net interest                              4.80%                        4.48%
margin

     The improvement in net interest margin reflects a shift in the community bank's asset concentration to a higher percentage of loans and a lower percentage of cash and investment securities.

      Other income in the first quarter was up $477.8 thousand or 19.7% from the first quarter of 1997. Sales of consumer and mortgage loans generated a gain of $280.3 thousand in 1998 compared with a gain of $102.0 thousand in 1997. Additionally, since the community bank continues to service the loans it sells, servicing fee income was up 57.9% in 1998 to $407.7 thousand.

      Other expenses were up $972.8 thousand, or 19.9%. The increase was principally due to expanded operations in new markets.

Home Equity Lending

Selected Financial Data (shown in thousands):
                                             Three months
                                             ended March 31,
                                          1998          1997
Selected Income Statement Data:

Net interest revenue                      $887       $1,879
Provision for loan losses                (407)           81
Gain on sale of loans                    5,181        4,659
Loan servicing fees                        730          431
Other income                             1,488           48
Total net revenues                       7,879        7,098
Operating expense                        7,083        5,912
Pre-tax income                            $796       $1,186

                                      March 31,    December
                                                        31,
Other Selected Financial Data:             1998        1997

Home equity loans, net of allowance     $91,581    $111,779
Interest-only strips                     27,175      22,134
Total assets                            143,531     165,242
Short-term debt                         128,250     146,219
Shareholders' equity                      8,731      10,936
Servicing portfolio                     381,182     358,166

      The home equity lending business includes Irwin Home Equity
Corporation and the related activities of Irwin Union Bank.
Irwin Home Equity is located in San Ramon, California. It markets home equity loans through direct mail and telemarketing and currently markets in 22 states.

      The home equity lending business recorded pre-tax income of $0.8 million in the first quarter of 1998, compared to $1.2 million in 1997. During the first quarter of 1998, the home equity lending business originated $55.2 million of home equity loans, up 23.1% from 1997. Gains recognized from the securitization of home equity loans totaled $5.2 million in 1997 compared to $4.7 million a year earlier.

      The home equity lending business continues to service the loans it has securitized. The servicing portfolio, which includes loans held on the balance sheet as well as securitized loans, increased 45.5% from the same date in 1997. The business earns a servicing fee equal to one percent of the outstanding principal balance of securitized loans. As a result of the increase in the servicing portfolio, servicing fee income increased 69.2% to $0.7 million in the first quarter of 1997.

      Interest-only strips are carried at their market values which are determined using assumptions about the duration and performance of the securitized loans. At March 31, 1998, the assumed annual loss rates ranged from 0.50% to 0.64%, prepayment speeds ranged from 30% to 40% CPR (conditional prepayment rate) per year, and the discount rate was 15.0%. Included in other income during the first quarter of 1998 was an unrealized gain of $1.4 million recorded to adjust the carrying value of interest-only strips to their market value. This compares to an unrealized loss of $4.0 thousand recorded in 1997.

      Net interest income before loan loss provision was $0.9 million in 1998, down from $1.9 million a year earlier. Included in interest income is income earned on the interest-only strip, net of amortization expense. The decline is due to the timing of loan securitizations in 1998.

      The business will maintain the flexibility of either holding the loans it produces or securitizing them. Management will evaluate these options throughout the year in light of market conditions and financial objectives.

      Operating expenses were $7.0 million in the first quarter of 1998, up 19.8% from 1997. The increase reflects the increased production activities of the company.


Equipment Leasing

      The equipment leasing business recorded pre-tax income of $9.6 thousand during the first quarter of 1998 compared to $5.3 thousand in the first quarter 1997. Net interest revenue was up $258.7 thousand, or 23.0% year over year. Total net revenues increased 9.1% to $1.2 million. Operating expenses were up $93.4 thousand or 8.8% to $1.2 million. Lease and loan volume totaled $11.0 million during the first quarter of 1998, up 33.2% from 1997.

      The equipment leasing business has developed a strategy to expand its operations during 1998. Alternatives to be considered will include becoming more active in the upper end of the medical equipment price range, hiring additional field sales representatives to cover manufacturing accounts more effectively, and moving into new lines of equipment.

Parent Company (including Consolidating Entries)

      For the period ended March 31, 1998, the parent company recorded a net loss of $0.9 million compared with $1.3 million a year earlier. The improvement was due in part to the income tax expense or benefit generated at the home equity lending and equipment leasing businesses which is recorded on the parent's books. For the first quarter of 1998, the parent company recorded $322.0 thousand of income tax expense relating to these lines of business. During the same period a year earlier, the parent company recorded an expense of $476.7 thousand.


Consolidated Income Statement Analysis

     Net interest income for the first quarter of 1998 totaled
$14.1 million, up 11.7% from the first quarter of 1997. The increase was the result of increased loan volume throughout the Corporation.

     The loan and lease loss provision was $1.6 million for the first quarter of 1998, compared to $0.9 million for the same period in 1997. See the section on credit risk for further discussion.

     Noninterest income was up $16.4 million or 42.4% in the first quarter of 1998 to $55.1 million. This increase was driven primarily by mortgage banking activities. Total income from mortgage loan originations, loan sales, servicing, and servicing sales was $44.4 million during the first quarter of 1998, up from $30.7 million a year earlier.

      Operating expenses also increased in 1998 as the first quarter was up $13.6 million or 33.4% from 1997. This increase is due to the increased loan production activities throughout the Corporation.

     The effective income tax rate for the Corporation was 40.9% in the first quarter of 1998 compared to 40.2% in 1997.



Consolidated Balance Sheet Analysis

     Total assets of the Corporation at March 31, 1998, were $1.6 billion, up from December 31, 1997 total assets of $1.5 billion. The increase in assets was accompanied by an increase in deposits of $112.3 million or 15.6%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $325.0 million at March 31, 1998, up from $218.7 million at December 31, 1997.

     Shareholders' equity grew to $130.1 million, or $11.93 per share, a 6.2% increase over the $123.5 million, or $11.23 per share at the end of 1997. The Corporation's equity to assets ratio ended the quarter at 8.32%, compared to 8.55% at the end of 1997.

     Prior to the adoption of a new mortgage banking standard in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing assets to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standard, the Corporation's mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. The following table includes the estimated after-tax value of the servicing portfolio at the end of the current quarter as well as the past two year ends.


(In thousands)               March 31,         Dec. 31,        Dec. 31,
                                  1998             1997            1996

Servicing portfolio        $10,773,143      $10,713,549     $10,810,988
balance

Value @1.5%                   $161,597         $160,703        $162,165
Less: capitalized               88,018           81,610          71,715
servicing
      tax liability at          29,432           31,637          36,180
40%

Net value                      $44,147          $47,456         $54,270

Per share of common              $4.05            $4.31           $4.77
stock


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

      As of March 31, 1998, the allowance for loan and lease losses as a percentage of total loans and leases was 1.54%, compared to 1.44% at December 31, 1997. For the three months ended March 31, 1998, the provision for loan and lease losses totaled $1.6 million, 88.9% higher than the amount recorded in the first quarter of 1997. The increase in the provision for loan losses results from an increase in nonperforming loans as discussed below. Net charge-offs for the quarter were $525.0 thousand as compared to $382.8 thousand in 1997.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $11.8 million or 0.75% of total assets as of March 31, 1998, up from $9.5 million or 0.64% at December 31, 1997 and $9.4 million or 0.72% at December 31, 1996.

      The first quarter 1998 increase was attributable to a $2.6 million increase in nonperforming assets at the mortgage bank. Although most mortgages are either government-insured or conform to the underwriting guidelines of the government-sponsored agencies that support the secondary mortgage market, the mortgage bank has credit risk on those loans that do not receive government insurance or that must be repurchased from agencies due to lack of conformity to underwriting guidelines. Over the last two years, the government-sponsored agencies which provide credit enhancement on the loans underwritten by the mortgage bank have become more stringent in their adherence to their right to seek recourse from the originator of loans. As such, the mortgage bank has had an increase in the number of loans it has repurchased from the agencies. This has resulted in an increase in the nonperforming loans and other real estate owned at the mortgage bank. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.

      Additionally, during 1997 the mortgage bank entered into the nonprime mortgage market which is comprised of borrowers who do not qualify under the underwriting guidelines established by the government-sponsored agencies for conforming first mortgages. The majority of these loans are sold on a non-recourse, service released basis to private investors. However, the mortgage bank retains the credit risk on any loans that are not sold. Of the total increase in nonperforming assets, $0.5 million relates to these nonprime loans.


Nonperforming Assets      March     December    December
(In Thousands)            31,          31,         31,
                             1998         1997        1996

Accruing loans past
due
90 days or more:
     Real Estate              $0          $534        $234
     Commercial               452          382         256
     Leasing                   0             0           0

     Consumer                  52           86         205
          Subtotal            504        1,002         695

Nonaccrual loans:
     Real Estate            5,955        5,333       2,481
     Commercial             1,139          777       2,739
     Leasing                  829          506       1,261
     Consumer                 229           63          --
          Subtotal          8,152        6,679       6,481
Total nonperforming        $8,656        7,681       7,176
loans

Other real estate           3,127        1,828       2,239
owned

Total nonperforming
assets                    $11,783       $9,509      $9,415

Nonperforming assets
to                          0.75%        0.64%       0.72%
total assets


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

      The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of March 31, 1998 (a "gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

                   Within    4-12       1-5       Over 5     Subtotal    Non-       Total
                     3      Months     Years      Years                 market
                   Months
(In Thousands)

Assets:
Interest-bearing
deposits with       $4,426    $6,191       $795         $0     $11,412       $0     $11,412
banks
Federal Funds        1,750         0          0          0       1,750        0       1,750
Sold
Taxable
investment          23,585    15,982     27,748      6,159      73,474        0      73,474
securities
Tax-exempt
investment               0       500      1,117      4,122       5,739        0       5,739
securities
Mortgages held
for sale           563,948         0          0          0     563,948        0     563,948

Loans, net of
unearned
income             278,718    91,917    144,303     99,873     614,811        0     614,811


Total interest-
earning assets     872,427   114,590    173,963    110,154   1,271,134        0   1,271,134


 Liabilities:
Non-interest
bearing deposits         0         0          0          0           0   389,470    389,470


Money Market        18,888         0     46,803     11,420      77,111        0      77,111
checking
Money Market         1,954         0      6,076          0       8,030        0       8,030
savings
Regular savings     25,852     1,994     10,635      8,217      46,698        0      46,698
Time deposits      176,751    80,319     53,001        544     310,615        0     310,615

Short-term         462,646         0          0          0     462,646        0     462,646
borrowings
Long-term debt         945     2,269      7,515          0      10,729        0      10,729
Total interest-
bearing            687,036    84,582    124,030     20,181     915,829   389,470   1,305,299
liabilities
Trust preferred
securities               0         0          0     50,000      50,000        0     50,000

Interest
sensitivity gap    185,391    30,008     49,933     39,973     305,305   (389,470)   (84,165)


Cumulative
interest           185,391   215,399    265,332    305,305                (84,165)    (84,165)
sensitivity gap



      As the above table shows, the consolidated one-year gap at March 31, 1998 was a positive $215.4 million. This compares to a positive gap of $143.0 million at December 31, 1997.

      Since the gap was positive at March 31, 1998, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed from declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.


Capital Adequacy

     Capital is a major focus of regulatory attention, with the risk-based capital standard being the principal capital adequacy measure. Based on this standard, financial institutions are currently required to have a risk-based capital ratio of at least 10.0% to be considered well-capitalized. In addition to the requirements for the risk-based capital ratio, Tier I capital of at least 6.0% of total assets must be maintained to be considered well-capitalized. Equity and risk-based capital ratios for the Corporation are as follows:

                          March 31,   December 31,   December 31,
                               1998           1997           1996

Equity to Assets              8.32%          8.55%          9.15%
Risk-Based Capital           16.64%         17.54%         14.23%
Ratio
Tier I Capital Ratio         15.21%         16.02%         13.47%



Year 2000

     The Year 2000 issue is the result of practices within the information technology industry initiated years ago to program software and computer chips to store dates in a six digit, shortcut format. For example, January 15, 1998, may be written as 01/15/98 and the computer is programmed to assume that the first two digits of the year are "19". As a result, certain computer systems will not accurately interpret dates beyond December 31, 1999, and will consider dates beginning January 1, 2000 to represent January 1, 1900. This could result in a computer failure or miscalculations, causing operating disruptions, including an inability to process transactions, send invoices or engage in similar normal business activities. The Year 2000 issue exists across all industries and could affect all businesses that use computers, but is particularly relevant in the financial services industry served by the Corporation.

     The Corporation is actively addressing its exposure to the Year 2000 issue and has five teams (one at each of its four operating entities and at the parent company) focusing on the issue. The Corporation has developed a six-stage project plan that is expected to culminate in final testing and implementation by mid-1999. The six stages include: (i) an awareness campaign throughout the Corporation to raise the level of importance and attention beyond that of a typical "information technology" issue; (ii) assessment of the Corporation's Year 2000 problem, including contract review, a technical audit and an estimation of remediation costs; (iii) remediation of non-compliant systems through repairs, upgrades or replacements of computer programs and chips; (iv) testing of the Corporation's systems for Year
2000 compliance; (v) implementation of the remediated systems and
(vi) auditing of the completed processes and remediation for post-year 2000 compliance. The Corporation has engaged a leading technology-consulting firm to increase its level of confidence that the methods and standards it employs to address the Year
2000 issue are appropriate and comprehensive.

     The Corporation, together with its consultants, is currently in varying stages of the assessment, remediation and testing steps of its plan and cannot definitively estimate the extent of the problem for the Corporation or the cost to remedy it. However, the Corporation does not currently believe that the costs of the remediation will have a material impact on the Corporation's results of operations, liquidity and capital.

     The Corporation has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications. Consequently, the Corporation's principal focus is on assuring Year 2000 compliance from its commercial application vendors. In those instances where the Corporation believes a vendor may not be compliant in a timely manner, the Corporation is taking additional steps to address its needs with alternative systems.

     Financial services require exact calculations and prompt delivery. If the Corporation's products are not accurate and timely, it increases its exposure to risks such as client service failure, regulatory compliance problems and disruption of third party operations when it interacts with third parties.

     The Corporation currently expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. To achieve this goal, the Corporation is reliant upon its information system vendors to provide Year 2000 compliant systems sufficiently before December 31, 1999 to allow ample time to test the systems. There can be no assurance that all of the Corporation's key suppliers will achieve Year 2000 compliance in a timely manner. The failure of the Corporation's vendors to successfully address the Year 2000 issue in a timely manner would have a materially adverse effect on the Corporation's ability to successfully address the Year 2000 issue. In addition, if the Year 2000 issue adversely affects the Corporation's customers, this in turn could have a material adverse effect on the Corporation's ability to collect and service outstanding loans. Finally, even if the Corporation's internal operations and customers are Year 2000 compliant, the Corporation's operations can be materially adversely affected if agencies and third parties (such as the Federal Reserve) with whom the Corporation interacts fail to address the Year 2000 issue successfully.

     Any of the failures mentioned above could have a material adverse effect on the financial condition and results of operations of the Corporation.





                             PART II

                             Item 1

Legal Proceedings

As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Registrant was involved, as of March 31, 1998, in the following action:

Banda et al. v. City of Houston et al. Irwin Mortgage was served as a defendant in a class action lawsuit initiated in the district court of Harris County, Texas in mid-March, 1998. The suit alleges that a Houston housing opportunity program, in which Irwin Mortgage was a participating lender, used inaccurate lead paint tests that resulted in a class of homeowners being subjected to harmful levels of lead and property devaluations. The litigation is at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Mortgage might be exposed.








                             PART II

                             Item 6

(a)  Exhibits to Form 10-Q

Number Assigned                              Sequential Numbering
In Regulation S-K                            System Page Number
Item 601            Description              of Exhibit

(2)                 No Exhibit

(3)                 No Exhibit

(4)                 No Exhibit

(10)                No Exhibit

(11)                Computation of earnings per
                    share is included in the
                    footnotes to the financial
                    statements

(15)                No Exhibit

(18)                No Exhibit

(19)                No Exhibit

(22)                No Exhibit

(23)                No Exhibit

(24)                No Exhibit


(99)                No Exhibit



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