Form 10-Q
period 1998-06-30
IRWIN FINANCIAL CORPORATION
filed 1998-08-10
CIK 52617

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

           For the quarterly period ended June 30, 1998

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

Yes        No

As of July 31, 1998, there were outstanding 21,688,277 common shares, no par

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET  (UNAUDITED)

                                                                  June 30,          December 31,
Assets:                                                             1998                1997
Cash and due from banks                                             $74,848,941         $56,523,723
Federal funds sold                                                   13,000,000                   0
   Cash and cash equivalents                                         87,848,941          56,523,723
Interest-bearing deposits with financial institutions                14,362,409          18,240,229
Investment securities  (Market value:$86,526,043
in 1998 and $78,028,672 in 1997)-Note 2                              86,061,759          77,341,443
Loans held for sale                                                 756,601,116         641,081,704
Loans and leases, net of unearned income - Note 4                   553,042,449         498,749,925
 Less: Allowance for loan and lease losses - Note 5                  (9,463,893)         (8,811,645)
                                                                    543,578,556         489,938,280
Servicing assets  - Note 6                                           98,621,320          83,043,939
Accounts receivable                                                  59,734,370          54,260,792
Accrued interest receivable                                          15,573,569          14,778,885
Premises and equipment                                               18,908,350          21,040,206
Other assets                                                         47,179,658          40,544,715
                                                                 $1,728,470,048      $1,496,793,916
Liabilities and Shareholders' Equity:
Deposits
   Noninterest-bearing                                             $368,188,852        $287,555,280
   Interest-bearing                                                 399,749,843         346,012,401
   Certificates of deposit over $100,000                            105,513,002          86,027,844
                                                                    873,451,697         719,595,525
Short-term borrowings- Note 7                                       582,840,369         512,275,185
Long-term debt- Note 8                                                9,715,824           7,095,718
Other liabilities                                                    82,636,222          81,917,591
Total liabilities                                                 1,548,644,112       1,320,884,019

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9                   47,962,556          47,926,556

Shareholders' equity
   Preferred stock, no par value - authorized
      50,000 shares; none issued                                              0                   0
   Common stock; no par value - authorized 40,000,000 shares;
      issued 23,402,080 shares in 1998 and 1997; including
      1,719,529 and 1,401,280 shares in treasury in 1998 and 1997,
      respectively                                                   29,965,287          29,965,287
   Additional paid in capital                                         1,194,541             779,976
   Unrealized gains on investment securities                             61,717              54,895
   Retained earnings                                                127,783,809         115,413,986
                                                                    159,005,354         146,214,144
   Less treasury stock, at cost                                     (27,141,974)        (18,230,803)
   Total shareholders' equity                                       131,863,380         127,983,341
                                                                 $1,728,470,048      $1,496,793,916

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                             Three Months Ended
                                                                             June 30,
Interest income:                                                    1998                1997
 Loans and leases                                                   $13,976,216         $14,882,560
 Investment securities:
   Taxable                                                            1,443,121           1,185,675
   Tax-exempt                                                            79,532              70,832
 Loans held for sale                                                 15,310,301           7,667,524
 Federal funds sold                                                      67,267              40,738
    Total interest income                                            30,876,437          23,847,329
Interest expense:
 Deposits                                                             5,720,639           4,553,903
 Short-term borrowings                                                8,267,373           5,977,334
 Long-term debt                                                         199,172             227,100
    Total interest expense                                           14,187,184          10,758,337
 Net interest income                                                 16,689,253          13,088,992
 Provision for loan and lease losses - Note 5                         1,056,063           2,018,821
 Net interest income after provision for
   loan and lease losses                                             15,633,190          11,070,171
Other income:
 Loan origination fees                                               14,037,549          10,683,699
 Gain  from sales of loans                                           16,735,407          10,243,428
 Loan servicing fees                                                 13,623,522          13,461,005
 Gain on sale of mortgage servicing                                  10,056,745           6,849,323
 Brokerage fees and commissions                                         291,844             260,627
 Trust fees                                                             559,737             487,289
 Service charges on deposit accounts                                    394,163             299,052
 Insurance commissions, fees and premiums                               466,043             375,274
Net loss on trading securities                                         (913,166)                  0
 Other                                                                  655,107             749,838
                                                                     55,906,951          43,409,535
Other expense:
 Salaries                                                            28,791,665          21,287,488
 Pension and other employee benefits                                  4,061,905           3,435,283
 Office expense                                                       3,159,201           2,582,285
 Premises and equipment                                               4,602,164           4,302,353
 Amortization of mortgage servicing asset                             5,803,620           3,577,379
 Marketing and development                                            3,034,731           1,891,843
 Other                                                                9,239,256           6,612,623
                                                                     58,692,542          43,689,254
Income before income taxes                                           12,847,599          10,790,452
Income taxes                                                          4,627,202           3,850,896
                                                                      8,220,397           6,939,556
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                 1,174,250           1,171,163
Net income available to common shareholders                          $7,046,147          $5,768,393

Earnings per share of common stock:
Basic - Note 10                                                           $0.32                 0.26
Diluted - Note 10                                                         $0.32                 0.25
Dividends per share of common stock                                       $0.04                0.035

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)                             Six Months Ended
                                                                             June  30,
Interest income:                                                    1998                1997
 Loans and leases                                                   $30,388,803         $27,607,014
 Investment securities:
   Taxable                                                            3,344,864           3,201,266
   Tax-exempt                                                           154,988             142,263
 Loans held for sale                                                 27,048,981          14,580,249
 Federal funds sold                                                     414,101             365,418
    Total interest income                                            61,351,737          45,896,210
Interest expense:
 Deposits                                                            11,030,249           9,598,360
 Short-term borrowings                                               19,111,356          10,046,832
 Long-term debt                                                         412,633             532,032
    Total interest expense                                           30,554,238          20,177,224
 Net interest income                                                 30,797,499          25,718,986
 Provision for loan and lease losses - Note 5                         2,673,713           2,821,544
 Net interest income after provision for
    loan and lease losses                                            28,123,786          22,897,442
Other income:
 Loan origination fees                                               27,009,209          19,272,045
 Gain  from sales of loans                                           31,012,584          18,394,930
 Loan servicing fees                                                 27,500,756          26,345,799
 Gain on sale of mortgage servicing                                  20,013,321          13,668,135
 Brokerage fees and commissions                                         510,527             607,454
 Trust fees                                                           1,106,260           1,067,434
 Service charges on deposit accounts                                    797,491             801,662
 Insurance commissions, fees and premiums                               863,074             742,649
Netloss on trading securities                                          (913,166)                  0
 Other                                                                3,111,423           1,444,555
                                                                    111,011,479          82,344,663
Other expense:
 Salaries                                                            54,296,231          40,182,279
 Pension and other employee benefits                                  8,504,938           7,226,313
 Office expense                                                       6,078,687           5,226,397
 Premises and equipment                                               9,321,003           8,185,202
 Amortization of mortgage servicing asset                            11,073,023           7,113,634
 Marketing and development                                            6,326,019           4,916,736
 Other                                                               17,569,453          11,960,865
                                                                    113,169,354          84,811,426
Income before income taxes                                           25,965,911          20,430,679
Income taxes                                                          9,507,051           7,341,130
                                                                     16,458,860          13,089,549
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust                   2,348,500           2,124,878
Net income available to common shareholders                         $14,110,360         $10,964,671

 Earnings per share of common stock:
 Basic - Note 10                                                          $0.65                0.49
 Diluted - Note 10                                                        $0.64                0.48
 Dividends per share of common stock                                      $0.08                0.07

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1998 AND 1997
(UNAUDITED)
                                                                      Accumulated
                                                                         Other                           Additional
                                                      Retained       Comprehensive       Common           Paid in          Treasury
                                       Total          Earnings          Income            Stock           Capital           Stock

Balance at April 1, 1998            $130,097,346       $121,605,947        $61,673      $29,965,287       $986,324    ($22,521,885)
Comprehensive Income:  Note 1
  Net Income                                              7,046,147
  Other Comprehensive Income                                                    44
    Total                              7,046,191
Cash dividends                          (868,285)          (868,285)
Purchase of treasury stock            (5,041,987)                                                                       (5,041,987)
Sales of treasury stock                  630,115                                                           208,217         421,898
Balance June 30, 1998               $131,863,380       $127,783,809        $61,717      $29,965,287     $1,194,541    ($27,141,974)

Balance at April 1, 1997            $120,910,416        $98,488,716       ($60,653)     $29,965,287        $53,880     ($7,536,814)
Comprehensive Income:  Note 1
  Net Income                                              5,768,395
  Other Comprehensive Income                                             1,503,038
    Total                              7,271,433
Cash dividends                          (780,175)          (780,175)
Purchase of treasury stock            (5,407,183)                                                                       (5,407,183)
Sales of treasury stock                 (153,999)          (387,264)                                       (53,880)        287,145
Balance June 30, 1997               $121,840,492       $103,089,672     $1,442,385      $29,965,287             $0    ($12,656,852)

FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                                                      Accumulated
                                                                         Other                          Additional
                                                      Retained       Comprehensive       Common           Paid in      Treasury
                                       Total          Earnings          Income            Stock           Capital       Stock

Balance at January 1, 1998          $127,983,341       $115,413,986        $54,895      $29,965,287       $779,976    ($18,230,803)
Comprehensive Income:  Note 1
  Net Income                                             14,110,360
  Other Comprehensive Income                                                 6,822
    Total                             14,117,182
Cash dividends                        (1,740,537)        (1,740,537)
Purchase of treasury stock            (9,488,188)                                                                       (9,488,188)
Sales of treasury stock                  991,582                                                           414,565         577,017
Balance June 30, 1998               $131,863,380       $127,783,809        $61,717      $29,965,287     $1,194,541    ($27,141,974)

Balance at January 1, 1997           118,902,080         94,083,540         56,523       29,965,287              0      (5,203,270)
Comprehensive Income:  Note 1
  Net Income                                             10,964,671
  Other Comprehensive Income                                             1,385,862
    Total                             12,350,533
Cash dividends                        (1,571,275)        (1,571,275)
Purchase of treasury stock            (8,191,372)                                                                       (8,191,372)
Sales of treasury stock                  350,526           (387,264)                                             0         737,790
Balance June 30, 1997               $121,840,492       $103,089,672     $1,442,385      $29,965,287             $0    ($12,656,852)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                                                                             Six Months Ended
                                                                                 June 30,
                                                                           1998                1997

Net income                                                          $14,110,360         $10,964,671
Adjustments to reconcile net income to cash provided
   by operating activities:
Depreciation and amortization                                        13,513,581          12,853,344
Provision for loan and lease losses                                   2,673,713           2,692,000
Amortization of premiums, less accretion of discounts                 1,125,932             579,979
(Increase) decrease in loans held for sale                         (115,519,412)         47,122,403
Gain on sale of mortgage servicing                                  (20,013,321)        (13,668,135)
Other, net                                                          (13,060,316)         (2,784,303)
   Net cash (used) provided by operating activities                (117,169,463)         57,759,959

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                   5,715,000             110,000
   Available-for-Sale                                                 3,792,543          18,745,042
Proceeds from sales of investment securities:
   Available-for-Sale                                                 1,000,000                   0
Purchase of investment securities:
   Held-to-Maturity                                                  (3,640,000)         (1,987,500)
   Available-for-Sale                                                (4,090,798)        (12,951,867)
Net trading securities                                              (12,622,993)         (9,974,594)
Net decrease in interest-bearing
   deposits with financial institutions                               3,877,820             857,160
Net increase in loans, excluding sales                             (264,254,243)       (106,269,341)
Sale of loans                                                       207,940,254         124,970,000
Additions to mortgage servicing assets                              (49,521,483)        (26,384,430)
Proceeds from sale of mortgage servicing assets                      42,884,400          32,341,018
Other, net                                                              573,862          (2,485,340)
   Net cash (used) provided by lending and investing activiti       (68,345,638)         16,970,148

Financing activities:
Net increase in deposits                                            153,856,172          27,027,225
Net increase (decrease) in short-term borrowings                     70,565,184        (145,708,655)
Proceeds (Repayment) of long-term debt                                2,620,106          (7,853,038)
Sale of company-obligated manditorily redeemable
   preferred securities of subsidiary trust                              36,000          47,950,178
Purchase of treasury stock                                           (9,488,188)         (8,191,372)
Proceeds from sale of stock for employee benefit plans                  991,582             350,526
Dividends paid                                                       (1,740,537)         (1,571,275)
   Net cash provided  (used) by financing activities                216,840,319         (87,996,411)
Net increase (decrease) in cash and cash equivalents                 31,325,218         (13,266,304)
Cash and cash equivalents at beginning of year                       56,523,723          71,365,788
Cash and cash equivalents at end of year                            $87,848,941         $58,099,484

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                       $30,104,474         $19,449,504
     Income taxes                                                    $6,103,100          $5,609,375

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS  (UNAUDITED)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements included herein have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended
December 31, 1997.

Reclassifications: Certain amounts in the 1997 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Comprehensive Income: On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in financial statements. Comprehensive income is defined as the change in equity during a period from transactions and other events from nonowner sources.

Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 is effective beginning January 1, 2000 for the Corporation. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation is evaluating what impact the adoption of FAS 133 will have on its earnings or statement of financial position.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $102,862 and $76,708 on available-for-sale securities at June 30, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                    June 30,            December 31,
                                                                    1998                1997

Held-to-Maturity
    US Treasury and Government obligations                          $21,832,100         $35,732,672
     Obligations of states and political subdivisions                 5,708,413           4,813,919
     Mortgage-backed securities                                       3,591,107           5,968,340
Total Held-to-Maturity                                               31,131,620          46,514,931

Trading:
      Interest -only strips                                          29,031,248         22,133,793
      US Treasury options and other                                   5,725,538                  0
Total Trading                                                        34,756,786         22,133,793

Available-for-Sale
    US Treasury and Government obligations                           14,574,662           6,052,952
    Mortgage-backed securities                                        5,133,939           2,617,804
    Other                                                               464,752              21,963
Total Available for Sale                                             20,173,353           8,692,719

Total Investments                                                   $86,061,759         $77,341,443

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of the future tax impact, are reported as a separate component of shareholders' equity until realized.

Trading securities are stated at fair value. Unrealized gains and losses on trading securities are included in earnings. Interest-only strips are generated through the securitization of home equity loans.

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale are stated at the lower of cost or market as of the balance sheet date.


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                                                   June 30,             December 31,
                                                                    1998                1997

Real estate-mortgage                                               $113,263,080        $110,475,095
Commercial, financial and agricultural                              244,241,243         212,094,742
Real estate-construction                                             82,319,080          73,279,176
Consumer                                                             41,003,160          39,984,692
Lease financing                                                      89,223,641          78,079,206
Unearned income                                                     (17,007,755)        (15,162,986)

                                                                   $553,042,449        $498,749,925

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

                                                                  June 30,          December 31,
                                                                    1998                1997

Balance at beginning of year                                         $8,811,645          $6,874,944

Provision for loan and lease losses                                   2,673,713           6,238,000
Reduction due to sale of loans                                         (942,408)         (1,694,316)
Recoveries                                                              250,981             538,213
Charge-offs                                                          (1,330,038)         (3,145,196)

Balance at end of period                                             $9,463,893          $8,811,645


NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at June 30, 1998 and December 31, 1997 are $98,621,320 and $83,043,939, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.




NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                                                  June 30,          December 31,
                                                                    1998                1997

Repurchase agreements and drafts payable related to
     mortgage loan closings                                        $279,202,842        $240,659,463
Lines of Credit                                                     107,163,866         112,590,484
Federal funds                                                       169,977,355         142,650,000
Commercial paper                                                     26,496,306          16,375,238

Total                                                              $582,840,369        $512,275,185

Repurchase agreements at June 30, 1998 and December 31, 1997, include $119,743,892 and $141,919,483 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $159,458,950 and $93,615,694 at June 30, 1998 and December 31, 1997. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 5.79% to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at June 30, 1998 of $9,715,824 consists of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates ranging from September 30, 1998 through April 30, 2002. Long -term debt as of
December 31, 1997 was $7,095,718 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.



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



NOTE 10 -- EARNINGS PER SHARE

On April 30, 1998, the Corporation's Board of Directors approved a two-for-one stock split effective May 27, 1998, for all shareholders of record on May 15, 1998. Earnings per share calculations have been adjusted to reflect the stock split.

Earnings per share calculations are summarized as follows:

                                              Basic Earnings     Effects of       Diluted Earnings
Three months ended June 30, 1998:                 Per Share      Stock Options         Per Share

Net income                                       $ 7,046,147               $0         $  7,046,147
Shares                                            21,738,305          245,708           22,129,272
Per-Share Amount                                       $0.32               $0                $0.32

Six months ended June 30, 1998:

Net income                                       $14,110,360               $0          $14,110,360
Shares                                            21,799,884          329,388           22,129,272
Per-share Amount                                       $0.65           $(0.01)               $0.64

Three months ended June 30, 1997:

Net income                                       $ 5,768,393               $0          $ 5,738,393
Shares                                            22,332,852          348,374           22,681,226
Per-share Amount                                       $0.26           $(0.01)               $0.25

Six months ended June 30, 1997:

Net income                                       $10,964,671               $0          $10,964,671
Shares                                            22,507,216          369,038           22,876,252
Per-Share Amount                                       $0.49           ($0.01)               $0.48


NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of June 30, 1998, Irwin Mortgage Corporation (IMC) was a defendant to four separate class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts, IMC's right to require its borrowers to pay premiums for private mortgage insurance, IMC's right to pay broker fees to mortgage brokers, and IMC's participation in a housing opportunity program.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure with respect to the litigation.



                             Item 2

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. Forward-looking statements contained in the following discussion are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond the Corporation's control and are subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed in any forwarding-looking statements in this discussion.

Overview

     Net income for the second quarter ended June 30, 1998, was $7,046,147, up 22.2% from the second quarter 1997 net income of $5,768,395. Net income per share(diluted) was $0.32 for the second quarter of 1998 as compared to $0.25 for the same period in 1997. Return on equity for the second quarter of 1998 was 21.69% compared to 19.11% in 1997.

      For the year to date, the Corporation recorded net income of $14,110,360, up 28.7% from 1997. Net income per share
(diluted) was $0.64, up from $0.48 a year earlier. Return on equity for the year to date was 21.86% as compared to 18.21% for the same period in 1997.

Lines of Business

     Irwin Financial Corporation has four lines of business:

    Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
    Community banking (Irwin Union Bank and Irwin Union Advisory
    Services)
    Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)
    Equipment leasing (includes Irwin Equipment Finance and the related activities of Irwin Union Bank)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1997:

                                  Three Months                 Six Months
                                  Ended June 30,             Ended June 30,
                               1998          1997          1998          1997

Mortgage banking          7,565,353    $5,074,349   $13,216,871    $8,994,200
Community banking         1,509,562     1,279,973     3,056,147     2,630,796
Home equity lending     (2,141,560)       515,421    (1,345,953)    1,701,832
Equipment leasing            72,624        65,868        82,218        71,140
Parent (including
consolidating entries)       40,168    (1,167,216)     (898,923)   (2,433,297)
                         $7,046,147    $5,768,395   $14,110,360   $10,964,671

Mortgage Banking

Selected Financial Data (shown in thousands):

                                       Three Months            Six Months
                                      Ended June 30,         Ended June 30,

                                    1998        1997        1998        1997

 Selected Income Statement
 Data:

 Revenues:
 Loan origination fees           $13,890     $10,571     $26,734     $19,050
 Gain from sales of loans         12,965       4,808      23,481       8,199
 Loan servicing fees              12,438      12,369      25,178      24,580
 Net interest income               6,827       4,409      11,475       8,242
 Provision for loan losses         (109)       (415)       (390)       (657)
 Gain on sale of servicing        10,057       6,849      20,013      13,668
 Other income                        341         276         720         588
 Total net revenues               56,409      38,867     107,211      73,670
 Expenses:
 Salaries and employee            23,601      17,463      45,075      32,950
 benefits
 Amortization of servicing         5,535       3,452      10,575       6,944
 asset
 Servicing asset impairment,
 net of hedging                    1,121          80       2,821          80
 Other operating expenses         13,439       9,305      26,480      18,512
 Income before tax                12,713       8,567      22,260      15,184
 Income tax                        5,148       3,493       9,043       6,190
 Net income                       $7,565      $5,074     $13,217      $8,994


 Return on average equity         36.10%      29.60%      31.50%      26.30%
 Mortgage loan originations    2,052,999  $1,292,805  $4,049,659  $2,394,020


 Selected Operating Data:          June 30,       December 31,
                                       1998           1997

 Servicing portfolio            $10,929,750    $10,713,549
 Mortgage loans held for sale       492,686        435,123
 Mortgage servicing asset            95,766         81,610


      Net income for the second quarter was $7.6 million, up
49.1% from the same period in 1997. Year to date, net income was $13.2 million compared to $9.0 million in 1997.

      As a result of a favorable interest rate environment, mortgage loan originations of $2.1 billion were 58.8% above the second quarter of 1997. For the year, originations totaled $4.0 billion, up 69.2% from 1997. Refinances accounted for 39.1% of loan production in the second quarter of 1998 and 47.0% year to date. This compares to 14.4% and 18.5%, respectively, in 1997. Higher production volume caused mortgage loan origination income to increase 31.4% in the second quarter to $13.9 million. Year to date it was up 40.3% to $26.7 million.

      As a result of increased loan production and a more favorable market, gains on the sale of loans increased 169.7% in the second quarter to $13.0 million. Year to date, gains on the sale of loans totaled $23.5 million compared with $8.2 million in 1997.

      Mortgage servicing fees increased 0.6% in the second quarter and 2.4% year to date to $12.4 million and $25.2 million, respectively. The servicing portfolio totaled $10.9 billion at June 30, 1998, up 4.0% from a year earlier and up 2.0% from December 31, 1997. Mortgage servicing assets totaled $95.8 million at June 30, 1998, up 17.3% from December 31, 1997.

      Revenues from the sale of mortgage servicing were up 46.8% from the second quarter of 1997 to $10.1 million. Year to date servicing sale revenues totaled $20.0 million, up from $13.7 million in 1997. This improvement corresponds with the increased loan volume in 1998.

      Also a result of the increase in mortgage loan closings from 1997, net interest income was up in the second quarter and year to date. Net interest income for the three months ended June 30, 1998 was $6.8 million, up 54.8% from the second quarter 1997. Year to date, net interest income totaled $11.5 million, compared to $8.2 million in 1997.

       The increased production activities in mortgage banking caused an increase in operating expenses. Salaries and employee benefits increased 35.1% to $23.6 million for the second quarter of 1998. Year to date, they totaled $45.1 million, up 36.8% from a year earlier. Other operating expenses increased 44.4% and 43.0% for the quarter and year to date, respectively.

      An increase in the balance of mortgage servicing assets combined with declining interest rates resulted in an increase in the amortization of mortgage servicing assets in 1998. Amortization expense totaled $5.5 million in the second quarter and $10.6 million year to date, compared with $3.5 million and $6.9 million in the same periods in 1997.

      The declining interest rate environment also caused a significant increase in the mortgage servicing asset impairment expense. Due to the higher levels of mortgage refinancings, the mortgage bank recorded $1.1 million of servicing asset impairment, net of hedging offsets, in the second quarter of 1998. Year to date, servicing asset impairment, net of hedging offsets, totaled $2.8 million. This compares with $80.0 thousand in the second quarter and year to date in 1997.

Community Banking

Selected Financial Data (shown in thousands):

                                    Three Months         Six Months
                                   Ended June 30,       Ended June 30,

                                1998         1997       1998     1997
Selected Income Statement
Data:

Net interest revenue          $6,067       $5,395    $12,072  $10,473
Provision for loan and
lease losses                    (480)        (553)    (1,050)    (995)
Other income                   2,801        2,227      5,705    4,654
Operating expense             (5,959)      (5,058)   (11,824)  (9,951)
Income before tax              2,429        2,011      4,903    4,181
Income tax                      (919)        (731)    (1,847)  (1,550)
Net income                    $1,510       $1,280     $3,056   $2,631


                            June 30,     December 31,
Selected Balance Sheet          1998         1997
Data:

Securities and short-term
investments                  $57,579      $95,367
Loans and leases             456,023      410,272
Allowance for loan and
lease losses                 (6,183)      (5,525)
All other assets              74,164       39,119
Total assets                $581,583     $539,233

Deposits                    $511,996     $486,481
All other liabilities         27,538       14,362
Total liabilities            539,534      500,843
Shareholder's equity          42,049       38,390
                            $581,583     $539,233

     Community banking activities are conducted by Irwin Union Bank through locations in eight counties in central Indiana. Net income was up in the second quarter to $1.5 million from $1.3 million a year earlier. Year to date, net income was $3.1 million, up from $2.6 million in 1997. Net interest income improved 12.4% to $6.1 million in the second quarter of 1998. Year to date, it was up 15.3% to $12.1 million. The increase reflects the community bank's continued expansion into new markets in central Indiana. The provision for loan and lease losses decreased 13.2% to $480.0 thousand in the second quarter compared with a provision of $553.0 thousand a year earlier. However, year to date, it increased 5.6% to $1.1 million.
     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:


For the Three
Months Ended June 30,            1998                       1997

                  Average            Yield/    Average           Yield/
(In thousands)    Balance    Interest   Rate     Balance  Interest  Rate

Interest -
earning assets    $526,967   $11,415   8.69%     $475,821   $10,207    8.60%

Interest -
bearing           $412,975     5,305   5.15%     $412,042     4,733    4.61%
liabilities

Net interest         *         6,110     *          *        $5,474      *
income

Net interest         *          *      4.65%         *           *     4.61%
margin


For the Six
Months Ended June            1998                       1997
30,
                  Average            Yield/    Average           Yield/
(In thousands)    Balance    Interest   Rate     Balance  Interest  Rate

Interest -
earning assets    $520,580   $22,539   8.73%     $470,930 $19,846   8.50%

Interest -
bearing           $407,505    10,350   5.12%     $409,053   9,218   4.54%
liabilities

Net interest         *       $12,189     *          *     $10,628     *
income

Net interest         *          *      4.72%        *        *      4.55%
margin

     Other income in the second quarter was up 25.8% to $2.8 million from $2.2 million in 1997. For the year to date, other income increased 22.6% to $5.7 million. Other expenses increased 17.8% from the second quarter of 1997 to $6.0 million. For the year, these expenses were up 18.8% to $11.8 million. The continued expansion of operations in new markets has increased non-interest expense in 1998.

Home Equity Lending

Selected Financial Data (shown in thousands):


                                        Three Months        Six Months
                                       Ended June 30,     Ended June 30,

                                     1998        1997      1998      1997
Selected Income Statement
Data:
Revenues:
Net interest revenue               $1,498      $1,399    $3,750    $3,279
Provision for loan and lease          (67)       (813)     (466)     (732)
losses
Gain from sale of loans             5,578       5,336    10,759     9,995
Loan servicing fees                   784         908     1,514     1,340
Other revenue                          95          73       219       120
Total net revenues                  7,888       6,903    15,776    14,002
Expenses:
Impairment of interest only         1,942           0     1,942         0
strip
Operating expense                   8,088       6,388    15,180    12,300
Pre-tax income (loss)             $(2,142)       $515   $(1,346)   $1,702


Other Selected Financial Data:    June 30,      December 31,
                                     1998              1997

Home equity loans                $108,184          $111,779
Interest only strip                29,031            22,134
Servicing portfolio               437,516           358,166

      The home equity lending business markets home equity loans through direct mail and telemarketing and currently markets in 24 states. The home equity lending business recorded a pre-tax loss of $2.1 million during the second quarter of 1998 and $1.3 million year to date. These results are compared to 1997 quarterly and year to date pre-tax income of $0.5 million and $1.7 million, respectively.

      During the second quarter of 1998, the home equity business originated $99.6 million of loans, up 75.9% from the same period a year earlier. Year to date originations totaled $154.8 million, 52.6% higher than 1997. Gains from the securitization and delivery of $75.0 million of home equity loans totaled $5.6 million in the second quarter, up 4.5% from the previous year when $64.9 million of loans were delivered. Year to date, securitization gains totaled $10.8 million on the delivery of $125.0 million in 1997.

      Higher loan production resulted in increased net interest income during 1998. For the second quarter net interest income was up 7.1% over 1997, while year to date it was up 14.4%.

       Interest only strips are carried at their market values which are determined using assumptions about the duration and performance of the securitized loans. At June 30, 1998, the assumed annual loss rates ranged from 0.50% to 1.00%, prepayment speeds ranged from 30% to 44% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. In the second quarter of 1998, as a result of increased prepayment activity, the home equity business recorded an impairment charge of $1.9 million to write down the value of the interest only strips to market value.

     Operating expenses were $8.1 million in the second quarter of 1998, up 26.6% from 1997. Year to date, they increased 23.4% to $15.2 million. The increase is reflective of the increased production activities of the company in 1998.

Equipment Leasing

      The equipment leasing business recorded pre-tax income for the quarter and for the year of $72.6 thousand and $82.2 thousand, respectively. This compares to pre-tax income of $65.9 thousand and $71.1 thousand in the second quarter and year to date 1997, respectively. Net revenues were up 10.1% for the quarter to $1.2 million and 9.6% year to date to $2.4 million. Lease volume was $13.3 million in the second quarter of 1998, up 33.9% from a year earlier. Year-to-date volume was $24.4 million, up 33.5%.

Parent Company (Including Consolidating Entries)

     For the quarter ended June 30, 1998, the parent company recorded net income of $40.2 thousand, compared with net loss of $1.2 million a year earlier. Year to date, the parent company's net loss totaled $898.9 thousand compared with net loss of $2.4 million in 1997. The parent company records the income tax expense or benefit generated at the home equity lending and equipment leasing businesses until such time that all net operating losses carried forward are fully used. In the second quarter and year to date 1998, the parent recorded $827.6 thousand and $505.5 thousand, respectively, of income tax benefits related to these lines of business. This compares with $232.5 thousand and $709.2 thousand of income tax expense recorded in the second quarter and year to date, respectively, in 1997.

Consolidated Income Statement Analysis

     Net interest income for the second quarter of 1998 totaled
$16.7 million, up 27.5% from the second quarter of 1997. For the year, it increased 19.7% to $30.8 million. The increase was the result of the increased loan production at each of the Corporation's lines of business during 1998.

     The loan and lease loss provision was $1.1 million for the second quarter of 1998, as compared with $2.0 million for the same period in 1997. For the year, it totaled $2.7 million, down from $2.8 million a year earlier. The decline was due to two factors. First, the home equity line of business reclassified its loans from a portfolio to a held-for-sale classification during the second quarter. Loans held for sale are carried at the lower of cost or market in the aggregate, with market value taking into consideration loss expectations. Thus, in making the reclassification, $500.0 thousand was reversed through the current year loan loss provision. The second factor in the decline in the loan and lease loss provision was a reduction of loan charge-offs in the second quarter of 1998. See the section on credit risk for additional information on this subject.

     Other income was up $12.5 million or 28.8% in the second quarter of 1998. Year to date other income increased $28.7 million or 34.8%. This increase was driven primarily by mortgage banking activities. Total income from mortgage loan originations, sales, servicing, and servicing sales was $47.2 million in the second quarter of 1998 and $91.6 million year to date. This compares to 1997 revenues of $34.5 million and $65.4 million in the second quarter and year to date, respectively.

      Other expenses also increased in 1998 as the second quarter was up $15.0 million or 34.3% from 1997. For the year, other expenses increased $28.4 million or 33.4%. This increase is due in part to the increased production activities at all of the Corporation's lines of business. Salaries and benefits expense increased $8.1 million or 32.9% in the second quarter and $15.4 million or 32.5% year to date. Also contributing to the increase was additional amortization expense associated with servicing assets on the balance sheets of the mortgage bank and home equity lending business. Amortization expense increased $2.2 million in the second quarter to $5.8 million. Year to date, the expense grew to $11.1 million from $7.1 a year earlier. The increase in amortization reflects both an increase in the balance of servicing assets as well as faster amortization caused by declining interest rates.

     The effective income tax rate for the Corporation was 39.6% in the second quarter of 1998 and 40.3% year to date. This is compared with 40.0% in the second quarter of 1997 and 40.1% year to date 1997.


Consolidated Balance Sheet Analysis

     Total assets of the Corporation at June 30, 1998, were $1.7 billion, up from December 31, 1997 total assets of $1.5 billion.
The increase was due to an increase in loans and loans held for sale of $0.2 billion.

      The increase in assets was accompanied by an increase in
deposits of $153.9 million, or 21.4%.   A portion of noninterest
bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $299.7 million at June 30, 1998, up from $218.7 million at December 31, 1997.

     Shareholders' equity grew to $131.9 million or $6.08 per share, an increase over the $123.5 million or $5.62 per share at the end of 1997. Treasury stock purchases totaled $9.5 million
through the second quarter of 1998.   The Corporation's equity to
assets ratio ended the quarter at 7.63% compared to 8.55% at the end of 1997.

     Prior to the adoption of new mortgage banking accounting standards in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value at June 30, 1998 and December 31, 1997 and 1996.


(In thousands)                   June 30,        Dec. 31,         Dec. 31,
                                    1998            1997             1996

Servicing portfolio           $10,929,750     $10,713,549      $10,810,988
balance

Value @1.5%                      $163,946        $160,703         $162,165
Less: mortgage servicing asset     95,766          81,610           70,551

      Tax liability at 40%         27,272          31,637           36,646


Net value not on balance          $40,908         $47,456          $54,968
sheet

Per share of common stock           $1.89           $2.16            $2.42

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


Credit Risk

     The assumption of credit risk is a key source of earnings for the community banking, home equity lending, and equipment leasing businesses. In addition, the mortgage banking business assumes some credit risk despite the fact that the mortgages are typically secured and generally sold to investors on a nonrecourse basis.

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

      As of June 30, 1998, the allowance for loan and lease losses as a percentage of total loans and leases was 1.71% compared to 1.44% at December 31, 1997. For the three months ended June 30, 1998, the provision for loan and lease losses totaled $1.1 million, a 47.7% decrease from the amount recorded in the second quarter of 1997. Year to date, the provision totaled $2.7 million, down from $2.8 million a year earlier. Net charge-offs for the quarter were $554.0 thousand as compared to $981.2 thousand in 1997. Year to date net charge-offs totaled $1.1 million, down from $1.4 million a year earlier.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $12.6 million or 0.73% of total assets at June 30, 1998, up from $9.5 million or 0.64% at December 31, 1997 and $9.4 million or 0.72% at December 31, 1996. The most significant increases occurred at the mortgage bank where nonperforming assets were up $2.9 million from year end 1997. Although most mortgages are either government-insured or conform to the underwriting guidelines of the government-sponsored agencies that support the secondary mortgage market, the mortgage bank has credit risk on those loans that are not eligible for government insurance or that must be repurchased from agencies due to lack of conformity to underwriting guidelines. Over the last two years, the government-sponsored agencies which provide credit enhancement on the loans underwritten by the mortgage bank have become more stringent in their adherence to their right to seek recourse from the originator of loans. As such, the mortgage bank has had an increase in the number of loans it has repurchased from the agencies. This has resulted in an increase in the nonperforming loans and other real estate owned at the mortgage bank. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.

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


Nonperforming Assets     June 30,   December 31,   December 31,
(In Thousands)               1998           1997           1996

Accruing loans past
due
90 days or more:
     Real Estate             $332           $534           $234
     Commercial               735            382            256
     Leasing                    0              0              0
     Consumer                 182             86            205
          Subtotal          1,249          1,002            695

Nonaccrual loans:
     Real Estate            6,012          5,333          2,481
     Commercial             1,151            777          2,739
     Leasing                1,054            506          1,261
     Consumer                 310             63              0
          Subtotal          8,527          6,679          6,481
Total nonperforming         9,776          7,681          7,176
loans

Other real estate           2,817          1,828          2,239
owned

Total nonperforming
assets                    $12,593         $9,509         $9,415

Nonperforming assets
to                          0.73%          0.64%          0.72%
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

The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of June 30, 1998 (a "gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Fixed rate assets and liabilities such as mortgage servicing rights and the escrow deposits associated with them are analyzed based on their expected maturities which reflect estimated pre-payment characteristics, rather than their maximum contractual maturities. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

                  Within      4-12       1-5       Over 5    Subtotal    Non-       Total
                     3       Months     Years       Years              market
                  Months
(In Thousands)

Assets:
Interest-bearing   $9,359     $4,209       $794        0     $14,362         0    $14,362
deposits with
banks
Federal Funds      13,000          0          0        0      13,000         0     13,000
Sold
Taxable            32,721     13,078     28,671    5,884      80,354         0     80,354
investment
securities
Tax-exempt            470        501          0    4,737       5,708         0      5,708
investment
securities
Mortgages held    684,620     71,981          0        0     756,601         0    756,601
for sale
Loans, net of     256,737     43,100    151,270  101,935     553,042         0    553,042
unearned
income
                  996,907    132,869   180,735   112,556   1,423,067         0  1,423,067
Total interest-
earning assets

 Liabilities:
Non-interest            0          0         0         0           0  $368,189   $368,189
bearing deposits
                   27,872          0    45,278    11,396      84,546         0     84,546
Money Market
checking
Money Market        1,695          0     4,712         0       6,407         0      6,407
savings
Regular savings    26,693      1,915    10,212     7,890      46,710         0     46,710
Time deposits     229,164     79,622    58,351       463     367,600         0    367,600

Short-term        582,840          0         0         0     582,840         0    582,840
borrowings
Long-term debt        852      2,026     6,838         0       9,716         0      9,716
Total interest-   869,116     83,563   125,391    19,749   1,097,819   368,189  1,466,008
bearing
liabilities
Trust preferred         0          0         0    50,000      50,000         0     50,000
securities
                  127,791     49,306    55,344    42,807     275,248  (368,189)  (92,941)
Interest
sensitivity gap

Cumulative        $127,791  $177,097  $232,441  $275,248              $(92,941)
interest
sensitivity gap

As the above table shows, the consolidated one-year gap at June
30, 1998 was a positive $177.1 million. This compares to a positive gap of $215.4 million at March 31, 1998.

Since the gap was positive at June 30, 1998, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.


Capital Adequacy

     The Corporation is subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital to average assets (as defined). Equity and risk-based capital ratios for the Corporation are as follows:

                     Ratio
                  required to       June     December     December
                 be considered       30,          31,          31,
                     well-          1998         1997         1996
                  capitalized

Equity to Assets          n/a       7.63%        8.55%        9.15%
Risk-Based Capital       10.0%     14.41%       14.85%       12.88%
Tier I Capital            6.0%     13.24%       13.56%       12.20%
Tier I Leverage           5.0%     10.65%       12.06%        9.84%


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


a. The Annual Meeting of Shareholders of Registrant was held on April 30, 1998.

b.   The following directors were elected at the meeting:


                        Affirmative  Negative     Votes      Votes
                              Votes     Votes  Withheld  Abstained

     Sally A. Dean       10,275,813    69,456        93     18,824
     David W. Goodrich   10,275,763    69,456       143     18,824
     John T. Hackett     10,275,773    69,456       133     18,824
     William H. Kling    10,233,143    69,456    42,763     18,824
     Brenda J. Lauderback10,234,704    69,456    41,202     18,824
     John C. McGinty     10,238,296    69,456    37,610     18,824
     Irwin Miller         9,983,240    69,456   292,666     18,824
     William I. Miller   10,273,906    69,456     2,000     18,824
     John A. Nash        10,275,906    69,456         0     18,824
     Lance R. Odden      10,236,468    69,456    39,438     18,824
     Theodore M. Solso   10,275,633    69,456       273     18,824


c.   Other matters voted on during the meeting were as follows:

     Confirmation of independent auditors, Coopers & Lybrand, of the Registrant. 10,258,361 affirmative, 65,255 negative, 40,230 abstained



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

(27)                Financial Data Schedule

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