Form 10-Q
period 1998-09-30
IRWIN FINANCIAL CORPORATION
filed 1998-11-13
CIK 52617

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.  20549
                            FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended September 30, 1998

                               OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 0-6835

                          IRWIN FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

         INDIANA                                    35-1286807
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
incorporation or organization)

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

Yes        No

As of October 31, 1998, there were outstanding 21,660,043 common shares, no par value, of the Registrant.

                             Part I

                             Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

                                                                                       September 30,           December 31,
Assets:                                                                                     1998                   1997


Cash and due from banks                                                                  $67,153,003            $56,523,723
Federal funds sold                                                                         5,250,000                      0
   Cash and cash equivalents                                                              72,403,003             56,523,723
Interest-bearing deposits with financial institutions                                     31,439,501             18,240,229
Investment securities  (Market value:$90,045,464
in 1998 and $78,028,672 in 1997)-Note 2                                                   89,445,850             77,341,443
Loans held for sale - Note 3                                                             688,615,078            528,738,820
Loans and leases, net of unearned income - Note 4                                        526,083,536            611,092,809
 Less: Allowance for loan and lease losses - Note 5                                       (9,086,947)            (8,811,645)
                                                                                         516,996,589            602,281,164
Servicing assets  - Note 6                                                                97,713,070             83,043,939
Accounts receivable                                                                       74,007,730             54,260,792
Accrued interest receivable                                                               13,623,294             14,778,885
Premises and equipment                                                                    19,322,802             21,040,206
Other assets                                                                              53,873,884             40,544,715
                                                                                      $1,657,440,801         $1,496,793,916
Liabilities and Shareholders' Equity:
Deposits
   Noninterest-bearing                                                                  $418,603,138           $287,555,280
   Interest-bearing                                                                      380,975,237            346,012,401
   Certificates of deposit over $100,000                                                 139,660,971             86,027,844
                                                                                         939,239,346            719,595,525
Short-term borrowings- Note 7                                                            435,352,098            512,275,185
Long-term debt- Note 8                                                                     9,973,627              7,095,718
Other liabilities                                                                         86,553,137             81,917,591
Total liabilities                                                                      1,471,118,208          1,320,884,019

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9                                        47,980,556             47,926,556

Shareholders' equity
   Preferred stock, no par value - authorized
      50,000 shares; none issued                                                                   0                      0
   Common stock; no par value - authorized 40,000,000 shares;
      issued 23,402,080 shares in 1998 and 1997; including
      1,754,966 and 1,401,280 shares in treasury in 1998 and 1997,
      respectively                                                                        29,965,287             29,965,287
   Additional paid-in capital                                                              1,301,476                779,976
   Unrealized gains on investment securities                                                  85,639                 54,895
   Retained earnings                                                                     136,760,367            115,413,986
                                                                                         168,112,769            146,214,144
   Less treasury stock, at cost                                                          (29,770,732)           (18,230,803)
   Total shareholders' equity                                                            138,342,037            127,983,341

                                                                                      $1,657,440,801         $1,496,793,916

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                                              Three Months Ended
                                                                                                 September 30,

                                                                                         1998                   1997
Interest income:
 Loans and leases                                                                        $16,924,594            $14,111,212
 Investment securities:
   Taxable                                                                                    79,708              2,322,992
   Tax-exempt                                                                                 71,990                 55,986
 Loans held for sale                                                                      20,572,208              9,931,981
 Federal funds sold                                                                           78,380                156,177
    Total interest income                                                                 37,726,880             26,578,348
Interest expense:
 Deposits                                                                                  6,211,822              4,682,464
 Short-term borrowings                                                                    11,591,724              7,166,524
 Long-term debt                                                                            3,422,646                197,408
    Total interest expense                                                                21,226,192             12,046,396
 Net interest income                                                                      16,500,688             14,531,952
 Provision for loan and lease losses - Note 5                                              1,886,651              2,183,470
 Net interest income after provision for
   loan and lease losses                                                                  14,614,037             12,348,482
Other income:
 Loan origination fees                                                                    14,933,049             11,395,906
 Gain  from sales of loans                                                                 8,068,205              8,862,209
 Loan servicing fees                                                                      14,316,308             13,890,760
 Gain on sale of mortgage servicing                                                        9,591,432             10,397,328
Securities gains (losses)                                                                  9,077,350                 20,536
Gain from sale of leasing assets                                                           5,240,531                      0
 Brokerage fees and commissions                                                              248,534                132,158
 Trust fees                                                                                  479,248                400,085
 Service charges on deposit accounts                                                         449,543                397,974
 Insurance commissions, fees and premiums                                                    534,056                407,533
 Other                                                                                     1,268,908                875,525
                                                                                          64,207,164             46,780,014
Other expense:
 Salaries                                                                                 29,969,632             23,194,142
 Pension and other employee benefits                                                       3,683,047              3,429,260
 Office expense                                                                            3,078,764              2,716,410
 Premises and equipment                                                                    5,443,946              4,301,799
 Amortization of mortgage servicing asset                                                  6,478,990              4,098,151
 Marketing and development                                                                 3,507,038              1,760,834
 Other                                                                                     8,708,720              6,152,489
                                                                                          60,870,137             45,653,085
Income before income taxes                                                                17,951,064             13,475,411
Provision for income taxes                                                                 6,684,512              4,989,400
                                                                                          11,266,552              8,486,011
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                                      1,174,250              1,174,250
Net income available to common shareholders                                               10,092,302              7,311,761

 Earnings per share of common stock available to shareholders:
 Basic - Note 10                                                                               $0.47                  $0.33
 Diluted - Note 10                                                                             $0.46                  $0.32
 Dividends per share of common stock                                                           $0.040                 $0.035

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

                                                                                          Nine Months Ended
                                                                                 September 30,
                                                                                          1998                   1997
Interest income:
 Loans and leases                                                                         $42,134,882            $41,718,226
 Investment secu


Investment Securities:
   Taxable                                                                                 3,424,572              4,811,134
   Tax-exempt                                                                                226,978                198,249
 Loans held for sale                                                                      52,784,782             24,512,230
 Federal funds sold                                                                          492,481                521,595
    Total interest income                                                                 99,063,695             71,761,434
Interest expense:
 Deposits                                                                                 17,043,071             13,569,704
 Short-term borrowings                                                                    30,902,080             17,213,355
 Long-term debt                                                                            3,835,279                729,440
    Total interest expense                                                                51,780,430             31,512,499
 Net interest income                                                                      47,283,265             40,248,935
 Provision for loan and lease losses - Note 5                                              4,560,364              5,055,236
 Net interest income after provision for
    loan and lease losses                                                                 42,722,901             35,193,699
Other income:
 Loan origination fees                                                                    41,970,030             30,667,951
 Gain  from sales of loans                                                                39,080,789             27,257,139
 Loan servicing fees                                                                      41,817,064             39,786,082
 Gain on sale of mortgage servicing                                                       29,604,753             24,065,463
Securities gains (losses)                                                                  9,397,328                 10,404
Gain from sale of leasing assets                                                           5,240,531                      0
 Brokerage fees and commissions                                                              759,061                510,877
 Trust fees                                                                                1,585,508              1,467,519
 Service charges on deposit accounts                                                       1,286,928              1,199,636
 Insurance commissions, fees and premiums                                                  1,362,087              1,150,182
 Other                                                                                     3,200,580              2,218,086
                                                                                         175,304,659            128,333,339
Other expense:
 Salaries                                                                                 84,265,863             63,376,421
 Pension and other employee benefits                                                      12,375,546             10,655,573
 Office expense                                                                            9,194,438              7,942,807
 Premises and equipment                                                                   14,884,700             12,487,001
 Amortization of mortgage servicing asset                                                 17,508,682             11,239,072
 Marketing and development                                                                 9,973,233              6,506,690
 Other                                                                                    25,907,997             17,413,383
                                                                                         174,110,459            129,620,947
Income before income taxes                                                                43,917,101             33,906,091
Provision for income taxes                                                                16,191,563             12,330,530
                                                                                          27,725,538             21,575,561
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                                      3,522,750              3,299,128
Net income available to common shareholders                                              $24,202,788            $18,276,433

 Earnings per share of common stock available to shareholders:
 Basic - Note 10                                                                               $1.11                  $0.82
 Diluted - Note 10                                                                             $1.09                  $0.80
 Dividends per share of common stock                                                           $0.120                 $0.105

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
(Unaudited)

                                                                         Accumulated
                                                                         Other                         Additional
                                                      Retained           Comprehensive      Common     Paid-in        Treasury
                                      Total           Earnings              Income          Stock      Capital        Stock


Balance at July 1, 1998              $131,863,380     $127,783,809          $61,717       $29,965,287  $1,194,541     ($27,141,974)
Comprehensive Income:  Note 1
 Net Income                                             10,092,428
  Other Comprehensive Income                                                      23,922
    Total                              10,116,350
Cash dividends                          (865,870)        (865,870)
Purchase of treasury stock            (3,005,048)                                                                      (3,005,048)
Sales of treasury stock                   233,225        (250,000)                                       106,935          376,290
Balance September 30, 1998           $138,342,037     $136,760,367          $85,639       $29,965,287  $1,301,476     ($29,770,732)

Balance at July 1, 1997              $122,227,757     $103,476,937       $1,442,385       $29,965,287          $0     ($12,656,852)
Comprehensive Income:  Note 1
  Net Income                                             7,311,762
  Other Comprehensive Income                                                  (1,385,621)
    Total                               5,926,141
Cash dividends                          (775,658)        (775,658)
Purchase of treasury stock            (2,606,738)                                                                      (2,606,738)
Sales of treasury stock                   988,681                                                         647,311          341,370
Balance September 30, 1997           $125,760,183     $110,013,041          $56,764       $29,965,287    $647,311     ($14,922,220)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                                                    Accumulated
                                                                       Other                           Additional
                                                  Retained          Comprehensive        Common        Paid-in      Treasury
                                   Total          Earnings             Income            Stock         Capital      Stock

Balance at January 1, 1998    $127,983,341     $115,413,986          $54,895       $29,965,287       $779,976   ($18,230,803)
Comprehensive Income:  Note 1
 Net Income                                      24,202,788
  Other Comprehensive Income                                              30,744
    Total                       24,233,532
Cash dividends                 (2,605,821)      (2,605,821)
Purchase of treasury stock    (12,493,236)                                                                       (12,493,236)
Sales of treasury stock          1,224,221        (250,586)                                           521,500        953,307
Balance September 30, 1998    $138,342,037     $136,760,367         $85,639       $29,965,287      $1,301,476    ($29,770,732)

Balance at January 1, 1997    $118,902,080      $94,083,540         $56,523       $29,965,287              $0     ($5,203,270)
Comprehensive Income:  Note 1
  Net Income                                     18,276,433
  Other Comprehensive Income                                            241
    Total                       18,276,674
Cash dividends                 (2,346,932)      (2,346,932)
Purchase of treasury stock    (10,798,110)                                                                        (10,798,110)
Sales of treasury stock          1,726,471                                                             647,311      1,079,160
Balance September 30, 1997    $125,760,183     $110,013,041          $56,764       $29,965,287        $647,311    ($14,922,220)

The accompanying notes are an integral part of the consolidated financial statements.


IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30,                                                     1998                   1997


Net income                                                                               $24,202,788            $18,276,432
Adjustments to reconcile net income to cash provided
   by operating activities:
Depreciation and amortization                                                             39,205,149             20,773,707
Provision for loan and lease losses                                                        4,560,364              5,055,236
Amortization of premiums, less accretion of discounts                                      1,919,738                891,064
Increase in loans held for sale                                                         (159,876,258)           (29,332,573)
Gain on sale of mortgage servicing                                                       (29,604,753)           (24,065,463)
Other, net                                                                               (28,628,653)           (12,776,366)
   Net cash used by operating activities                                                (148,221,625)           (21,177,963)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                                       10,245,000              6,485,470
   Available-for-Sale                                                                      3,792,543             26,827,505
Proceeds from sales of investment securities:
   Available-for-Sale                                                                      1,000,000                      0
Purchase of investment securities:
   Held-to-Maturity                                                                       (3,640,000)            (3,069,972)
   Available-for-Sale                                                                     (4,170,274)           (18,322,487)
Net increase in trading securities                                                       (21,251,414)           (13,766,993)
Net (increase) decrease in interest-bearing
   deposits with financial institutions                                                  (13,199,272)                10,090
Net increase in loans, excluding sales                                                  (127,216,043)          (250,763,079)
Sale of loans                                                                            202,699,723            192,204,420
Sale of leasing assets                                                                     5,240,531                      0
Additions to mortgage servicing assets                                                   (50,641,349)           (51,669,826)
Proceeds from sale of mortgage servicing assets                                           30,635,466             52,146,332
Other, net                                                                                (1,117,813)            (3,153,932)
   Net cash used by lending and investing activities                                     (32,377,098)           (63,072,472)

Financing activities:
Net increase in deposits                                                                 219,643,821             69,345,961
Net decrease in short-term borrowings                                                    (76,923,087)           (25,271,209)
Proceeds (repayment) of long-term debt                                                     2,877,909             (9,452,821)
Sale of company-obligated manditorily redeemable
   preferred securities of subsidiary trust                                                        0             47,908,556
Purchase of treasury stock                                                               (12,493,236)           (10,798,110)
Proceeds from sale of stock for employee benefit plans                                     1,224,221              1,726,472
Dividends paid                                                                            (2,605,821)            (2,346,932)
   Net cash provided  by financing activities                                            131,723,807             71,111,917
Net increase (decrease) in cash and cash equivalents                                      15,879,280            (13,138,518)
Cash and cash equivalents at beginning of year                                            56,523,723             71,365,788
Cash and cash equivalents at end of year                                                 $72,403,003            $58,227,270

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                                            $51,286,927            $31,999,339
     Income taxes                                                                         $8,275,352             $6,337,225

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

Comprehensive Income: On January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement established standards for reporting comprehensive income in financial statements. Comprehensive income is defined as the change in equity duringa period from transactions and other events from nonowner sources.

Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Corporation will adopt FAS 133 on January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation is evaluating what impact the adoption of FAS 133 will have on its earnings or statement of financial position.

Derivative instruments on the Corporation's balance sheet are classified as trading securities and carried at market value. Changes in market value are recorded as securities gains or losses on the income statement.


NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $142,732 and $76,708 on available-for-sale securities at September 30, 1998 and December 31, 1997, respectively, are summarized as follows:

                                                                                   September 30,           December 31,
                                                                                        1998                   1997

Held-to-Maturity
    US Treasury and Government obligations                                               $17,727,765            $35,732,672
    Obligations of states and political subdivisions                                       5,207,739              4,813,919
    Mortgage-backed securities                                                             3,319,344              5,968,340
Total Held-to-Maturity                                                                    26,254,848             46,514,931

Trading:
    Interest -only strips                                                                 30,335,182             22,133,793
    Options on US Treasury futures and other                                              13,050,000                      0
Total Trading                                                                             43,385,182             22,133,793

Available-for-Sale
    US Treasury and Government obligations                                                14,624,209              6,052,952
    Mortgage-backed securities                                                             4,697,932              2,617,804
    Other                                                                                    483,679                 21,963
Total Available for Sale                                                                  19,805,820              8,692,719

Total Investments                                                                        $89,445,850            $77,341,443

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


NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                                                                   September 30,           December 31,
                                                                                        1998                   1997
Real estate-mortgage                                                                    $115,642,589           $110,475,095
Commercial, financial and agricultural                                                   275,037,438            212,094,742
Real estate-construction                                                                  82,663,708             73,279,176
Consumer                                                                                  46,829,025             39,984,692
Lease financing                                                                            7,335,509             78,079,206
Unearned income                                                                           (1,424,733)           (15,162,986)

                                                                                        $526,083,536           $498,749,925

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

                                                                                          September 30,          December 31,
                                                                                          1998                   1997

Balance at beginning of year                                                              $8,811,645             $6,874,944

Provision for loan and lease losses                                                        4,560,364              6,238,000
Reduction due to sale of loans                                                            (2,719,016)            (1,694,316)
Recoveries                                                                                   338,445                538,213
Charge-offs                                                                               (1,904,491)            (3,145,196)

Balance at end of period                                                                  $9,086,947             $8,811,645


NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at September 30, 1998 and December 31, 1997 are $97,713,070 and $83,043,939, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.


NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                                                                        September 30,          December 31,
                                                                                        1998                   1997

Repurchase agreements and drafts payable related to
     mortgage loan closings                                                             $209,204,116           $240,659,463
Lines of Credit                                                                          116,542,894            112,590,484
Federal funds                                                                             80,000,000            142,650,000
Commercial paper                                                                          29,605,088             16,375,238

Total                                                                                   $435,352,098           $512,275,185

Repurchase agreements at September 30, 1998 and December 31, 1997, include $46,716,714 and $141,919,483 respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $162,487,492 and $93,615,694 at September 30, 1998 and December 31, 1997. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 5.79% to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at September 30, 1998 of $9,973,627 consists of a note payable with a variable interest rate averaging 7.9% and maturing on June 1, 2003. Long-term debt as of December 31, 1997 was $7,095,718 and consisted of various notes payable at annual interest rates ranging from 6.3% to 9.6% and maturity dates through April 30, 2002.



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

Earnings per share calculations are summarized as follows:

                                                                 Basic Earnings            Effects of          Diluted Earnings
                                                                    Per Share             Stock Options            Per Share
Three months ended September 30, 1998
Net income available to common shareholders                        $10,092,428                    $0            $10,092,428
Shares                                                              21,661,712               250,103             21,911,815
Per-Share Amount available to common shareholders                        $0.47                ($0.01)                 $0.46

Nine months ended September 30, 1998
Net income available to common shareholders                        $24,202,788                    $0            $24,202,788
Shares                                                              21,753,320               385,371             22,138,691
Per-Share Amount available to common shareholders                        $1.11                ($0.02)                 $1.09


                                                                Basic Earnings            Effects of           Diluted Earnings
                                                                   Per Share             Stock Options            Per Share
Three months ended September 30, 1997
Net income available to common shareholders                          $7,311,762                   $0             $7,311,762
Shares                                                               22,212,138              335,790             22,547,928
Per-Share Amount available to common shareholders                         $0.33               ($0.01)                 $0.32

Nine months ended September 30, 1997
Net income available to common shareholders                         $18,276,433                   $0            $18,276,433
Shares                                                               22,411,768              310,312             22,722,080
Per-Share Amount available to common shareholders                         $0.82               ($0.02)                 $0.80

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of September 30, 1998, Irwin Mortgage Corporation (IMC) was a defendant to five separate class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts, IMC's right to require its borrowers to pay premiums for private mortgage insurance, IMC's right to pay broker fees to mortgage brokers, and IMC's participation in a housing opportunity program.

As of September 30, 1998, Affiliated Capital Corp. (ACC) and Irwin Financial Corporation were defendants in a class action lawsuit alleging misrepresentations by a manufacturer of certain equipment financed by ACC.

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

Overview

     Net income for the third quarter ended September 30, 1998, was $10,092,428, up 38.0% from the third quarter 1997 net income of $7,311,761. Net income per share(diluted)was $0.46 for the third quarter of 1998 as compared to $0.33 for the same period in 1997. Return on equity for the third quarter of 1998 was 29.94% compared to 23.14% in 1997. Third quarter results include a $3.1 million after-tax gain on the sale of substantially all of the assets of the Corporation's leasing subsidiary. Excluding this gain, third quarter 1998 income declined $363.7 thousand or 5.0%. Net income per share (diluted) was $0.32, and the return on equity was 20.6% absent the leasing gain.

      For the year to date, the Corporation recorded net income of $24,202,788 up 32.4% from 1997. Net income per share (diluted) was $1.09, up from $0.81 a year earlier. Return on equity for the year to date was 24.64% as compared to 19.91% for the same period in 1997. Excluding the gain on sale of leasing assets, 1998 income was up 15.2%. Net income per share (diluted) was $0.95, and the return on equity was 21.38% absent the leasing gain.

Lines of Business

     Irwin Financial Corporation has four lines of business:

     Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)

     Community banking (Irwin Union Bank)

     Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)

     Equipment leasing (includes Affiliated Capital Corp. and the related activities of Irwin Union Bank)

Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1997:

                              Three Months                 Nine Months
                            Ended September 30,       Ended September 30,

                                1998         1997         1998         1997

Mortgage banking          $7,141,928   $6,880,279  $20,358,799  $15,874,479
Community banking          1,711,436    1,207,828    4,767,583    3,848,774
Home equity lending      (1,849,995)      158,810  (3,195,948)    1,860,642
Equipment leasing          5,084,865       75,020    5,167,083      146,160
Parent (including
consolidating entries)   (1,995,806)  (1,010,175)  (2,894,729)  (3,453,622)
                         $10,092,428   $7,311,762  $24,202,788  $18,276,433


Mortgage Banking

Selected Financial Data (shown in thousands):

                                       Three Months                  Nine Months
                                     Ended September 30,        Ended September 30,

                                      1998         1997         1998         1997

 Selected Income Statement
 Data:

 Revenues:
 Loan servicing fees                13,012      $13,039      $38,189      $37,619
 Loan origination fees              14,753       11,300       41,487       30,350
 Gain on sale of servicing           9,591       10,397       29,605       24,065
 Gain from sales of loans           15,496        5,901       38,978       14,100
 Servicing asset impairment ,net   (2,640)        (120)      (5,461)        (200)
  Net interest income                7,082        4,819       18,556       13,060
 Provision for loan losses           (520)        (914)        (911)      (1,621)
 Other income                          428          380        1,148          969
 Total net revenues                 57,202       44,802      161,591      118,342
 Expenses:
 Salaries and benefits              25,177       19,400       70,252       52,230
 Amortization of servicing           6,011        3,972       16,586       10,916
 asset
 Other expenses                     14,000       10,000       40,479       28,582
 Income before tax                  12,014       11,430       34,274       26,614
 Income tax                        (4,872)      (4,550)     (13,915)     (10,740)
 Net income                         $7,142       $6,880      $20,359      $15,874

 Return on average equity           33.20%       39.20%       31.50%       30.10%
 Mortgage loan originations     $2,112,547   $1,518,506   $6,162,200   $3,912,526

 Selected Operating Data:         September 30,    December 31,
                                           1998            1997

 Servicing portfolio                $11,124,715     $10,713,549
 Mortgage loans held for sale           422,729         435,123
 Mortgage servicing asset                93,945          81,610

      Mortgage banking activities are conducted by Irwin Mortgage Corporation which originates, packages, sells and services residential mortgage loans throughout the U.S. Net income for the third quarter was $7.1 million, up 3.8% from the same period in 1997. Year to date, net income was $20.4 million compared to $15.9 million in 1997.

      As a result of a declining interest rate environment, mortgage loan originations of $2.1 billion were 39.1% above the third quarter of 1997. For the year, originations totaled $6.2 billion, up 57.5% from 1997. Refinances, which earn lower origination fees, accounted for 41.4% of loan production in the third quarter of 1998 and 45.1% year to date. This compares to 22.1% and 18.9%, respectively, in 1997. Improved third quarter production caused mortgage loan origination income to increase 30.6% for the quarter to $14.8 million. Year to date it was up 36.7% to $41.5 million.

      As a result of increased loan production and a more favorable market, gains on the sale of loans increased 162.6% in the third quarter to $15.5 million. Year to date, gains on the sale of loans totaled $39.0 million compared with $14.1 million in 1997.

      Mortgage servicing fees declined 0.2% in the third quarter and were up 1.5% year to date to $13.0 million and $38.2 million, respectively. The servicing portfolio totaled $11.1 billion at September 30, 1998, up 4.5% from a year earlier and 3.8% from December 31, 1997. The mortgage servicing asset totaled $93.9 million at September 30, 1998, up 15.1% from December 31, 1997.

      Revenues from the sale of mortgage servicing declined 7.8% from the third quarter of 1997 to $9.6 million. Year to date servicing sale revenues totaled $29.6 million, up from $24.1 million in 1997. The third quarter decline resulted from a reduced sales of servicing on adjustable rate loans which earn higher servicing fees, and thus resulted in higher gains upon sale.

      The declining interest rate environment caused a significant increase in the mortgage servicing asset impairment. Due to the higher levels of mortgage refinancings, the mortgage bank recorded gross impairment of $14.3 million in the third quarter of 1998 and $18.1 million year to date. These amounts compare to $0.1 million and $0.2 million in the third quarter and year to date, respectively, in 1997. Partially offsetting the 1998 impairment were gains recorded on hedging activities of $11.6 million and $12.7 million in the third quarter and year to date, respectively. The mortgage bank had recorded on its balance sheet $13.0 million of options on treasury futures which were purchased during 1998 to hedge against the interest rate risk associated with mortgage servicing assets. However, these options do not satisfy the criteria for "hedge accounting." As a result, they are accounted for as trading securities, and changes in the fair value of the options are adjusted through earnings.

      As a result of the increase in mortgage loan closings from 1997, net interest income was up in the third quarter and year to date. Net interest income for the three months ended September 30, 1998 was $7.1 million, up 47.0% from the third quarter 1997. Year to date, net interest income totaled $18.6 million, compared to $13.1 million in 1997. The provision for loan losses decreased to $0.5 million in the third quarter of 1998, down from $0.9 million a year earlier. Year to date, the provision for loan losses totaled $0.9 million as compared to $1.6 million in 1997. Provision levels in 1997 were higher due to increases in nonperforming assets experienced during those periods. See the section on credit losses for further discussion.

      The increased production activities in mortgage banking caused an increase in operating expenses. Salaries and employee benefits increased 29.8% in the third quarter to $25.2 million. Year to date, they were up 34.5% to $70.3 million. Other operating expenses were up 40.0% from the third quarter of 1997 and 41.6% year to date.

      An increase in the balance of mortgage servicing assets combined with declining interest rates resulted in an increase in the amortization of mortgage servicing assets in 1998. Amortization expense totaled $6.0 million in the third quarter and $16.6 million year to date, compared with $4.0 million and $10.9 million in the same periods in 1997.


Community Banking

Selected Financial Data (shown in thousands):

                               Three Months            Nine Months
                           Ended September 30,     Ended September 30,

Selected Income Statement        1998      1997        1998      1997
Data:

Net interest revenue           $6,380    $5,621     $18,437   $16,101
Provision for loan losses       (545)     (560)     (1,595)   (1,555)
Other income                    2,853     2,036       8,645     7,010
Operating expense             (5,961)   (5,176)   ( 17,856)  (15,440)
Income before tax               2,727     1,921       7,631     6,116
Income tax                    (1,016)     (713)     (2,863)   (2,267)
Net income                     $1,711    $1,208      $4,768    $3,849

                                   September 30,   December 31,
Selected Balance Sheet Data:                1998           1997

Securities and short-term investments    $42,622        $88,444
Loans and leases                         498,285        388,177
Allowance for loan losses                (6,607)        (5,433)
All other assets                          42,311         43,428
Total assets                            $576,611       $514,616

Deposits                                $522,735       $461,782
All other liabilities                     10,065         15,680
Total liabilities                        532,800        477,462
Shareholder's equity                      43,811         37,154
                                        $576,611       $514,616

     Community banking activities are conducted by Irwin Union Bank through locations in eight counties in central Indiana. Net income was up in the third quarter to $1.7 million from $1.2 million a year earlier. Year to date, net income was $4.8 million, up from $3.8 million in 1997. The provision for loan and lease losses decreased 2.7% to $545.0 thousand in the third quarter compared with a provision of $560.2 thousand a year earlier. Year to date, the provision for loan and lease losses increased 2.6% to $1.6 million.

     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months
Ended September 30,                1998                          1997
                       Average              Yield/   Average              Yield/
(In thousands)         Balance   Interest    Rate    Balance   Interest    Rate

Interest -
earning assets        $532,800  $11,897     8.86%   $484,828  $10,543     8.63%
Interest -
bearing liabilities     451,571    5,453     4.79%    327,057    4,850     5.88%

Net interest income        *       $6,444      *         *      $5,693       *

Net interest margin        *         *       4.80%       *         *       4.66%

For the Nine Months Ended
September 30,                             1998                          1997
                              Average              Yield/   Average              Yield/
(In thousands)                Balance   Interest    Rate    Balance   Interest    Rate

Interest -
earning assets                $524,698   $34,585    8.81%   $475,318  $30,227     8.50%
Interest -
bearing liabilities            446,876    15,952    4.77%    320,383   13,899     5.80%

Net interest income               *      $18,633      *         *     $16,328       *

Net interest margin               *         *       4.75%       *         *       4.59%

      Other income in the third quarter was up 40.2% to $2.9 million from $2.0 million in 1997. For the year to date, other income increased 23.3% to $8.6 million. Operating expenses increased 15.2% from the third quarter of 1997 to $6.0 million. For the year, these expenses were up 15.6% to $17.9 million. The continued expansion of operations in new markets led to increased non-interest expense in 1998.

Home Equity Lending

Selected Financial Data (shown in thousands):

                                    Three Months              Nine Months
                                  Ended September 30,      Ended September 30,

                                      1998        1997       1998       1997
Selected Income Statement
Data:

Revenues:
Net interest revenue                  $162      $1,634     $2,942     $4,178
Gain from sale of loans              6,587       2,706     17,346     12,701
Loan servicing fees                    916         616      2,430      1,506
Securities gain (loss)             (1,756)           0    (3,203)          0
Other revenue                          326          73        545        193
Total net revenues                   6,235       5,029     20,060     18,578
Operating expenses                 (8,085)     (4,870)   (23,256)   (16,717)
Pre-tax income (loss)             $(1,850)        $159   ($3,196)     $1,861



Other Selected Financial Data:    September 30,    December 31,
                                           1998            1997

Home equity loans                      $103,399        $111,779
Interest-only strip                      29,630          22,134
Servicing portfolio                     512,701         358,166

      The home equity lending business originates home equity loans through direct mail and telemarketing and currently markets in 26 states. The home equity lending business recorded a pre-tax loss of $1.9 million during the third quarter of 1998 and $3.2 million year to date. These results are compared to 1997 quarterly and year to date pre-tax income of $0.2 million and $1.9 million, respectively.

      During the third quarter of 1998, the home equity lending business originated $119.0 million of loans, up 98.2% from the same period a year earlier. Year to date, originations totaled $273.8 million. Gains from the securitization of $67.6 million of home equity loans totaled $4.5 million in the third quarter, up 66.3% from the previous year when $35.1 million were delivered. Year to date, securitization gains totaled $15.2 million on the delivery of $222.6 million of loans, compared to $12.7 million on the delivery of $210.1 million in 1997. Additionally, during the third quarter, the home equity lending business recorded gains of $2.1 million on whole loan sales of $53.8 million.

      Market interest rate and competitive conditions caused other areas of revenues to not reflect the growth in originations experienced by the home equity business. Net interest revenue in the third quarter of 1998 was $0.2 million, down from $1.6 million a year earlier. Year to date, net interest revenue was down 29.6% to $2.9 million. The decline is the result of a combination of factors. First, amortization of the interest-only strip which results from the securitization of home equity loans was higher in 1998. This was due to faster prepayment speeds resulting from declining interest rates and increased competition in the industry. Second, income from the interest-only strip was reduced as a result of increased credit losses on the securitized loans.

      Interest-only strips are recorded on the balance sheet as trading investment securities. They are carried at their market values based on assumptions about the duration and performance of the securitized loans. At September 30, 1998, the assumed annual loss rates ranged from 0.5% to 1.0%, prepayment speeds ranged from 10.0% to 51% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. In 1998, as a result of increased prepayment activity, the home equity business recorded a net loss on these securities of $1.8 million in the third quarter and $3.2 million year to date to write down their value to market value. No impairment charges were recorded through the third quarter of 1997.

      Servicing fee income was $0.9 million in the third quarter of 1998, up $0.3 million from the same period a year earlier. Year to date, servicing fees totaled $2.4 million, up from $1.5 million in 1997. The total amount of loans serviced for investors at September 30, 1998 was $409.3 million, up from $223.0 million at September 30, 1997 and $246.4 million at December 31, 1997.

     Operating expenses were $8.1 million in the third quarter of 1998, up 66.0% from 1997. Year to date, operating expenses totaled $23.3 million, up 39.1% from the previous year.
Increases in 1998 were primarily due to increased production activities which led to higher compensation and marketing expenses.



Equipment Leasing

      During the third quarter of 1998, substantially all of the assets of the equipment leasing business were sold, generating a pre-tax gain of $5.2 million. Excluding this gain, the equipment leasing business recorded a pre-tax loss of $155.7 thousand in the third quarter of 1998, down from pre-tax income of $75.0 thousand a year earlier. Year to date, excluding the gain from the sale of leasing assets, the business recorded a pre-tax loss of $73.4 thousand, compared to pre-tax income of $146.2 thousand in 1997. The losses in 1998 resulted from a $390.0 thousand provision for lease losses recorded in the third quarter for the remaining lease assets that were not sold. These assets totaled $5.4 million at September 30, 1998. The Corporation plans to sell these remaining assets at a future date.


Parent Company (including other lines of business and consolidating entries)

     For the quarter ended September 30, 1998, the parent company recorded a net loss of $2.0 million, compared with a net loss of $1.0 million a year earlier. Year to date, the parent company's net loss totaled $2.9 million compared with a net loss of $3.5 million in 1997. The parent company records the income tax expense or benefit generated at the home equity lending and equipment leasing businesses until such time that all net operating losses carried forward are fully used. In the third quarter and year to date 1998, the parent recorded $1.3 million and $0.8 million, respectively, of income tax expense related to these lines of business. This compares with $93.5 thousand and $0.8 million of income tax expense recorded in the third quarter and year to date, respectively, in 1997.


Consolidated Income Statement Analysis

     Net interest income for the third quarter of 1998 totaled $16.5 million, up 13.5% from the third quarter of 1997. For the year, it increased 17.5% to $47.3 million. The increases were the result of increased production of mortgage loans and growth in the loan portfolio of the community bank.

     The loan and lease loss provision was $1.9 million for the third quarter of 1998, as compared with $2.2 million for the same period in 1997. For the year, it totaled $4.6 million, down from $5.1 million a year earlier. During the third quarter of 1997, the mortgage bank recorded higher provisions as a result of an increase in the level of nonperforming assets. See the section on credit risk for more discussion of this subject.

     Other income was up $17.4 million or 37.3% in the third quarter of 1998. Year to date other income increased $47.0 million or 36.6%. This increase was due in part to the $5.2 million gain on the sale of leasing assets recorded in the third quarter of 1998. The improvement was also driven by results from mortgage banking activities. Total income from mortgage loan originations, sales, servicing, and servicing sales was $50.2 million in the third quarter of 1998 and $142.8 million year to date. This compares to 1997 revenues of $40.5 million and $105.9 million in the third quarter and year to date, respectively. As previously discussed, the mortgage bank's revenues were reduced by impairment charges against mortgage servicing assets. Gross impairment charges of $14.3 million were recorded in the third quarter of 1998 and $18.1 million year to date. These amounts compare to $0.1 million and $0.2 million year to date, respectively, in 1997. Partially offsetting the 1998 impairment charges were gains recorded on hedging activities of $11.6 million and $12.7 million in the third quarter and year to date, respectively.

      Operating expenses also increased in 1998 as the third quarter was up $15.2 million or 33.3% from 1997. For the year, operating expenses increased $44.5 million or 34.3%. This increase is due to increased production activities at the mortgage bank and home equity business, and continued expansion of the community bank.

     The effective income tax rate for the Corporation was 40.3% the third quarter of 1998 and 40.1% year to date. This is compared with 40.6% in the third quarter of 1997 and 40.3% year to date 1997.


Consolidated Balance Sheet Analysis

     Total assets of the Corporation at September 30, 1998, were $1.7 billion, an increase of $0.2 billion from December 31, 1997 total assets of $1.5 billion. The increase resulted from an increase in loans held for sale of $159.9 million or 30.2%.

      The increase in assets was funded by an increase in deposits of $0.2 billion or 30.5%. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $342.0 million at September 30, 1998, up from $218.7 million at December 31, 1997.

     Shareholders' equity grew to $138.3 million or $6.39 per share, an increase over the $128.0 million or $5.62 per share at the end of 1997. The Corporation's equity to assets ratio ended the quarter at 8.35%, compared to 8.55% at the end of 1997.

     Prior to the adoption of new mortgage banking accounting standards in 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance sheet. The following table demonstrates the estimated after-tax value for the current quarter as well as the past two year ends.

(In thousands)                  Sept. 30,        Dec. 31,        Dec. 31,
                                     1998            1997            1996

Servicing portfolio balance   $11,124,715     $10,713,549     $10,810,988

Value @1.5%                      $166,871        $160,703        $162,165

Less: Mortgage servicing asset     93,945          81,610          70,551

Tax liability at 40%               29,170          31,637          36,646

Net value not on balance sheet    $43,755         $47,456         $54,968

Per share of common stock           $2.02           $2.16           $2.42

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

      As of September 30, 1998, the allowance for loan and lease losses totaled $9.1 million, or 1.73% of total loans and leases, compared to $8.8 million or 1.44% at December 31, 1997. For the three months ended September 30, 1998, the provision for possible loan and lease losses totaled $1.9 million, a 13.6% decrease from the amount recorded in the third quarter of 1997. Year to date, the provision totaled $4.6 million, down from $5.1 million a year earlier. The 1997 provision reflected an increase in nonperforming assets experienced by the Corporation during the third quarter of 1997 as discussed below. Net charge-offs for the quarter were $487.0 thousand as compared to $502.0 thousand in 1997. Year to date net charge-offs totaled $1.6 million, down from $1.9 million a year earlier.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $12.0 million or 0.72% of total assets at September 30, 1998, compared with $9.5 million or 0.64% at December 31, 1997 and $9.4 million or 0.72% at December 31, 1996. The most significant increases occurred at the mortgage bank where nonperforming assets were up $3.4 million from year end 1997. Although most mortgages are either government-insured or conform to the underwriting guidelines of the government-sponsored agencies that support the secondary mortgage market, the mortgage bank has credit risk on those loans that are not eligible for government insurance or that must be repurchased from agencies due to lack of conformity to underwriting guidelines. Over the last two years, the government-sponsored agencies which provide credit enhancement on the loans underwritten by the mortgage bank have become more stringent in their adherence to their right to seek recourse from the originator of loans. As such, the mortgage bank has had an increase in the number of loans it has repurchased from the agencies. This has resulted in an increase in the nonperforming loans and other real estate owned at the mortgage bank. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.

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



Nonperforming Assets    September 30,    December 31,   December 31,
(In Thousands)                   1998            1997            1996

Accruing loans past
due 90 days or more:
     Real Estate                 $813            $534            $234
     Commercial                   215             382             256
     Leasing                        0               0               0
     Consumer                     262              86             205
          Subtotal              1,290           1,002             695

Nonaccrual loans:
     Real Estate                5,994           5,333           2,481
     Commercial                 1,287             777           2,739
     Leasing                      545             506           1,261
     Consumer                     175              63               0
          Subtotal              8,001           6,679           6,481
Total nonperforming loans       9,291           7,681           7,176

Other real estate owned         2,660           1,828           2,239

Total nonperforming assets    $11,951          $9,509          $9,415

Nonperforming assets
to total assets                 0.72%           0.64%           0.72%

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

      The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of September 30, 1998 (a "gap" analysis). For example, a 30-year adjustable rate residential mortgage held in the portfolio of Irwin Union Bank is included in the "4-12 month" category since that is the time frame over which the asset will reprice. Fixed rate assets and liabilities such as mortgage servicing rights and the escrow deposits associated with them are analyzed based on their expected maturities which reflect estimated pre-payment characteristics, rather than their maximum contractual maturities. Some items, such as certain deposit accounts, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table and in simulations as "non-market" items.

                     Within     4-12       1-5     Over 5   Subtotal    Non-      Total
                        3      Months     Years     Years              market
                     Months
(In Thousands)

Assets:
Interest-bearing
deposits with banks   $27,732    $3,510      $198        $0   $31,440        $0   $31,440
Federal Funds Sold      5,250         0         0         0     5,250         0     5,250
Taxable investment
securities             36,367    20,629    21,815     5,427    84,238         0    84,238
Tax-exempt investment
securities                  0       501       615     4,092     5,208         0     5,208

Loans held for sale   615,192    71,981         0         0   687,173         0   687,173

Loans, net of
unearned income       308,823    19,245    92,050   107,408   527,526         0   527,526

Total interest-
earning assets        993,364   115,866   114,678   116,927 1,340,835         0 1,340,835


 Liabilities:
Non-interest
bearing deposits            0         0         0         0         0   418,603   418,603

Money Market checking  27,864         0    42,845    12,812    83,521         0    83,521

Money Market savings        0         0     4,418         0     4,418         0     4,418

Regular savings        22,711     1,885    10,056     7,770    42,422         0    42,422
Time deposits         219,451   118,041    52,331       455   390,278         0   399,278
Short-term
borrowings            395,352    40,000         0         0   435,352         0   435,352

Long-term debt              0         0     9,974         0     9,974         0    59,974
Total interest-
bearing liabilities   665,378   159,926   119,624    21,037   965,965   418,603 1,384,568

Trust preferred
securities                  0         0         0    50,000    50,000         0    50,000
Interest
sensitivity gap       327,986  (44,060)   (4,946)    45,890   324,870  (418,603)  (93,733)


Cumulative interest
sensitivity gap      $327,986  $283,926  $278,980  $324,870            $(93,733) $(93,733)


As the above table shows, the consolidated one-year gap at September 30, 1998 was a positive $283.9 million. This compares to a positive gap of $143.0 million at December 31, 1997.

      Since the gap was positive at September 30, 1998, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed from declining rates; however, the Corporation benefits from declining rates through increased first and second mortgage loan production. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling and option-adjusted valuation techniques for modeling expected customer behavior, the Corporation attempts to analyze and mitigate the interest rate risks associated with the negatively correlated activities of mortgage loan origination and servicing. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing rights. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.


Derivative Financial Instruments

      The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. The economic value of mortgage servicing assets are hedged using options on treasury futures. At September 30, 1998, these options had a fair value of $13.0 million and a net notional amount (which does not represent the amount at risk) of $0, which consisted of $750.0 million of long positions and $750.0 million of short positions. Interest-only strips are hedged using interest rate caps which had a fair value of $705.0 thousand at September 30, 1998, and a notional amount of $70.2 million. Options on treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as net securities gains or losses on the income statement. In the third quarter and year to date 1998, the Corporation recorded $11.6 and $12.7 million, respectively, of securities gains related to these derivative products. No gains or losses were reported in the previous year.


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

                     Ratio
                  required to    Sept.30,    Dec. 31,     Dec. 31,
                 be considered      1998        1997         1996
                     well-
                  capitalized

Equity to Assets            n/a     8.35%       8.55%        9.15%

Risk-Based Capital        10.0%    13.50%      14.85%       12.88%

Tier I Capital             6.0%    12.60%      13.56%       12.20%

Tier I Leverage            5.0%    10.27%      12.06%        9.84%

Year 2000


The Corporation is actively addressing its exposure to the Year 2000 issue and has four teams focusing on the issue (one at each of its three principal operating entities and at the parent company). The Corporation has developed a seven-stage project plan to achieve Year 2000 readiness by June 30, 1999 that includes: (i) an awareness campaign throughout the Corporation to raise the level of importance and attention beyond that of a typical "information technology" issue; (ii) assessment of the Corporation's Year 2000 problem, including contract review, a technical audit and an estimation of remediation costs; (iii) remediation of non-compliant systems through repairs, upgrades or replacements of computer programs and chips; (iv) testing of the Corporation's systems for Year 2000 compliance; (v) development of contingency plans to continue processes in the event of Year 2000 readiness failure by the Corporation or parties on whom it is dependent; (vi) implementation of the remediated systems; and (vii) auditing after January 1, 2000, of the completed processes for post-year 2000 compliance. The Corporation has engaged a leading technology-consulting firm to increase its level of confidence that the methods and standards it employs to address the Year 2000 issue are appropriate and comprehensive. The entire project is overseen by a Year 2000 Steering Committee which includes the Corporation's Chairman, President, and those in charge of Information Technology (IT) at each entity.

Scope

The Corporation has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications. Consequently, the Corporation's principal focus is on assuring Year 2000 compliance from its commercial application vendors and other third-party service providers. In those instances where the Corporation believes a vendor may not be compliant in a timely manner, the Corporation is taking additional steps to address its needs with alternative systems, including replacement of existing vendor's systems. The project plan has addressed computer hardware and software as well as environmental systems used in the Corporation's work places to address readiness of both direct and indirect process support systems (i.e., IT and non-IT systems).

An initial step in the implementation of the Year 2000 methodology involved the identification of all possible technologies that utilize date logic. To ensure completeness, the Corporation provided education and awareness to affected stakeholders. Once this step was completed, the Corporation engaged in a comprehensive inventory to identify technologies that utilize date logic by both business process and critical need.

Progress

The Corporation, together with its consultants, is currently in varying stages of the remediation, testing, implementation, and contingency planning steps of its project and is generally on target to meet the milestones necessary to achieve Year 2000 readiness by June 30, 1999. However, as noted in the graphs below which illustrate current project progress against the work plan for each of the Corporation's principal entities, there have been delays in the testing phase of the project. In general, this is the result of delays brought upon by reliance on third parties who are late in their delivery of remediated programs and/or test documentation. The Corporation is paying close attention to this issue as it is approaching the point where it would not have time to change vendors if these issues are not resolved. When certain elements of the project plan are unexpectedly delayed (such as testing which is dependent on remediation efforts), the Corporation has accelerated progress on other areas of the project. For example, for certain systems, testing is behind schedule while for other systems implementation is ahead of schedule.

Costs

The Year 2000 project has required a reallocation of business resources from other areas of the Corporation. However, to date, the consolidated cost of the project has not been material to the overall financial results of operations, liquidity, or capital, nor does the Corporation believe it will be material throughout the duration of the project. Additionally, the Corporation does not believe that the reallocation of resources necessary to address the Year 2000 issue has resulted in a material adverse change in the Corporation's ability to address other information technology projects critical to the Corporation's growth. The Corporation has incurred and expensed approximately $0.9 million pre-tax on the Year 2000 project since its inception. These costs have been funded through operating cash flows. The total cost of the project over the period 1997 to 2000 is anticipated to be in the range of $3.5 million pre-tax, excluding incentive stock-based compensation valued at approximately $311 thousand at the time of grant. The Corporation cannot guarantee that the current estimate of $3.5 million will be adequate to complete the project. If the costs increase significantly beyond the current estimate, it could have a material adverse affect on the Corporation's financial results. The graph below illustrates the amounts expensed on the project to date (excluding the cost of options which are not expensed under GAAP) and on a pro forma basis through 1999 and contain forward-looking estimates.

          Graph replaced with following text table

Year 2000 Project-Irwin Financial Consolidated
As of September 30, 1998
Pre-tax Costs in $000

     1997--Actual         $119
     1998 YTD              779
     4Q 1998 *             647
     1999 *              1,919

* Estimate as of September 30, 1998.


Risks

Financial services require exact calculations and prompt delivery. If the Corporation's products are not accurate and timely, it increases its exposure to risks such as client service failure, regulatory compliance problems and disruption of third party operations when it interacts with others. The Corporation expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. To achieve this goal, the Corporation is reliant upon its information system vendors to provide Year 2000 compliant systems sufficiently before December 31, 1999 to allow ample time to test the systems. The Corporation cannot guarantee that all of its key suppliers will achieve Year 2000 compliance in a timely manner. The failure of the Corporation's vendors to successfully address the Year 2000 issue in a timely manner could have a materially adverse effect on the Corporation's ability to successfully address its Year 2000 issue.
Certain of the Corporation's vendors are already late in delivering remediated programs or test documentation. In addition, if the Year 2000 issue adversely affects the Corporation's customers, this in turn could have a material adverse effect on the Corporation's ability to collect and service outstanding loans. Finally, even if the Corporation's internal operations and customers are Year 2000 compliant, the Corporation's operations can be materially adversely affected if agencies and third parties with which the Corporation interacts fail to address the Year 2000 issue successfully.

Contingency Plans

The Corporation has not completed its assessment of the probability or cost of potential Year 2000 system failures, nor has it completed step five of its project plan, contingency planning. Therefore, it is difficult at this time to accurately estimate the cost to the Corporation of Year 2000 failures by third parties or the Corporation itself. Any of the failures mentioned above could have a material adverse effect on the financial condition and results of operations of the Corporation.

Additional detail on the Year 2000 project at the Corporation's parent company and each of its principal subsidiaries is shown below.


Irwin Financial Corporation (parent company)

The operations of the parent company largely are intended to further the Corporation's strategic development, allocation of capital, planning for entering or exiting lines of business, certain support services for its operating companies, and external relations. There are few direct, ongoing revenue-producing interactions with end customers of the Corporation. Nonetheless, the services of the parent company are of sufficient size and importance to the overall condition of the Corporation that a separate project team is in place to assure Year 2000 readiness of its systems and operating environment.


Scope

As with the Corporation's overall project plan, the parent company's plan included an assessment of computer hardware and software as well as environmental systems. The principal risk of failure to be Year 2000 compliant at the parent company lies in the failure or delay in providing its services to its constituents in a timely manner. In most cases, this will lead to increases in expenses, rather than in ultimate failure to deliver the service.

Like the other units of the Corporation, the parent company has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications. Consequently, the parent company's principal focus is on assuring Year 2000 compliance from its commercial application vendors and other third-party service providers.

Progress

The progress of this team in meeting the seven-stage requirements of its project plan to achieve Year 2000 readiness by June 30, 1999 is shown below.

          Graph replaced with following text table

Year 2000 Project-Irwin Financial (parent only)
As of September 30, 1998
Percent Completed

                        Target        Actual        Projected Actual
                      Completion*   Completion      Completion Date

Post-2000 Audit          0              0              During 2001
Implementation           25             25             2Q99
Contingency Planning     0              5              On-going
Testing                  50             30             1Q99
Remediation              90             90             4Q98
Assessment               100            100            Done
Awareness                100            100            Done

* Target is original plan to achieve Year 2000 Readiness by June 30, 1998.

Costs

The parent company has expended approximately $99 thousand pre-tax since inception on the Year 2000 project. The graph below indicates the amounts expensed on the project to date and on a pro forma basis through 1999.


          Graph replaced with following text table

Year 2000 Project-Irwin Financial (parent only)
As of September 30, 1998
Pre-tax Costs in $000

     1997--Actual        $33
     1998 YTD             66
     4Q 1998 *            38
     1999 *              196

*  Estimate as of September 30, 1998.

Risks

The consequence of failure to achieve Year 2000 compliance at the parent company is likely to be increased labor expense as certain automated procedures are performed with additional human intervention. If such failures caused the parent company to miss deadlines for required filings, the company could face fines or penalties for late reporting of regulatory items. The company does not believe these risks pose a material monetary risk.


Contingency Plans

The parent company has only recently begun work on contingency planning and, therefore, cannot accurately estimate the exact manner in which it would address likely worst case scenarios, nor the financial or operational impact of such scenarios.


Irwin Mortgage Corporation


Irwin Mortgage Corporation (IMC) is principally engaged in the business of originating, selling, and servicing mortgage loans. Its net income is dependent on information technology and support systems which allow the efficient production and servicing of loans.


Scope

IMC has had teams addressing Year 2000 readiness since August of 1997 and it has adopted the same seven phase plan to achieve readiness used by the Corporation as discussed above. IMC participates with the Corporation's Steering Committee and has specific internal personnel whose time is dedicated solely to the Year 2000 project. In addition, IMC has partnered with the local office of a national IT consulting firm that has assisted with staff augmentation and technical expertise in the areas of code renovation and testing applications. IMC has kept abreast of Year 2000 issues by participating in local Year 2000 user groups and national Year 2000 seminars.

IMC is dependent on third parties in three principal areas.

1. IMC has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications.

2. IMC depends on several key business partners to successfully conduct operations (e.g., Government Sponsored
     Enterprises, investors, title companies, mortgage brokers).

3.   IMC needs a properly operating infrastructure (i.e.
     power, communications, transportation) in order to effectively conduct business.

Consequently, IMC is focusing its Year 2000 readiness efforts on working with each of these groups.

As with the Corporation's overall project plan, IMC's plan includes computer hardware, software, and environmental systems. IMC owns none of the properties in which it conducts business, so the principal focus of the environmental systems review has been to work with the management companies of the facilities it leases.
Additionally, the company has worked with various user groups to address the Year 2000 issue with public service providers on which it depends.


Progress

At present, IMC is generally on schedule with its existing plan to achieve Year 2000 readiness by June 30, 1999. The first three phases of the plan (awareness, assessment, and renovation) have been completed. The company is somewhat behind schedule in testing as it has not yet received remediated software from the vendor of its loan servicing system. The vendor has stated that it anticipates delivering a Year 2000 compliant version of the software during the fourth quarter of 1998; testing on this system will commence immediately thereafter.

          Graph replaced with following text table

Year 2000 Project-Irwin Mortgage
As of September 30, 1998
Percent Completed
                      Target         Actual         Projected Actual
                    Completion*     Completion       Completion Date

Post-2000 Audit          0              0              During 2001
Implementation           25             10             2Q99
Contingency Planning     0              5              On-going
Testing                  50             30             1Q99
Remediation              90             100            4Q98
Assessment               100            100            Done
Awareness                100            100            Done

Costs

IMC has expended approximately $644 thousand pre-tax since inception on the Year 2000 project. The graph below indicates the amounts expensed in the project to date and on a pro forma basis through 1999.

          Graph replaced with following text table

Year 2000 Project-Irwin Mortgage
As of September 30, 1998
Pre-tax Costs in $000

     1997--Actual          $40
     1998 YTD              604
     4Q 1998 *             506
     1999 *              1,472

* Estimate as of September 30, 1998.

Risks

Failure to be Year 2000 compliant could cause the malfunctioning of the loan origination or servicing systems.

If there is a failure within the loan origination system that prevented IMC from closing mortgage loans, the company could be adversely affected through delayed or failed loan closings. This would reduce current revenues and/or would increase the cost to originate loans as more processes are performed with alternative, less efficient processes. The company intends to develop contingency plans which should allow a certain amount of production to continue, thus mitigating the loss of revenues.

Another risk to the company could involve a failure of one or more components in the loan servicing system. The loan servicing system is a high-volume, transactional system that makes logic decisions based on dates (both current and future). For example, if the payment posting module of the system fails, the company may be unable to remit payments and information to IMC's investors. The cost associated with this problem includes fines (for late reporting) that could range from a few hundred dollars to cease and desist orders that could cost IMC all revenue related to an individual investor's servicing portfolio.


Contingency Plans

The company is in the early stages of its contingency planning efforts. Its approach is to review the most important business processes that were identified in the assessment phase and work with the key personnel to develop alternative plans in case the Year 2000 readiness efforts fail. As these plans are developed, the company will be better able to quantify the dollar costs of non-compliance.


Irwin Union Bank

Irwin Union Bank & Trust (the Bank) is engaged in providing consumer and commercial banking, trust, insurance and brokerage services throughout central and south central Indiana. The Year 2000 technology compliance issue poses a significant challenge to the organization as technology has been integrated with all major business processes. The methodology is based on the Corporation's seven-stage implementation plan. Consistent with the corporation's goal to be year 2000 ready by June 30, 1999, the Bank is scheduled to complete all Year 2000 technology testing by the end of March 1999.


Scope

Recognizing the impact of non-compliance, the Bank began a formalized compliance program in 1997. The Bank has adopted the same seven phase plan to achieve readiness used by the Corporation as discussed above. The Bank participates with the Corporation's Steering Committee. The Bank's plan includes computer hardware, software, and environmental systems.

The Bank's applications are primarily commercial off-the-shelf applications, including its core banking technologies, facility controls and desktop applications. In addition, the Bank utilizes third party providers for retail brokerage and trust/employee benefits account processing. Finally, the Bank has two internally developed technologies, those for certificate of deposit servicing and insurance originations that required remediation due to non-compliance.

Progress

The Bank involved over 25 staff members to participate in Year 2000 technology discussions, vendor appraisals and compliance testing. A multi-level testing strategy has been deployed within the Bank. Depending on the level of vendor and third party testing, the Bank has determined whether additional testing is warranted. For those applications that were certified by either a third party or vendor, the Bank has requested and reviewed the test results and scripts. An exception to this policy of reviewing the testing procedures of others was deemed necessary for those applications that were critical to the Bank's continued operation. These "Hot List" technologies were, or are currently in process of being, tested by the Bank staff using either proxy testing, vendor scripts, or actual date scenario testing with internally developed scripts.

The testing procedures for third party providers are more challenging for the Bank to assess Year 2000 compliance.
The Bank has two critical technologies that are provided through a service bureau environment: retail brokerage and trust/employee benefits account processing. The vendors of these services are both industry-leading providers who have committed significant resources to ensure Year 2000 compliance. The providers have documented their efforts to the Bank through ongoing disclosure of testing plans and results. Both vendors have targeted December 1998 for full compliance and intend to complete on-site client testing within the first quarter of 1999.

The Bank's progress against each stage of its plan is shown below.

          Graph replaced with following text table

Year 2000 Project-Irwin Union Bank
As of September 30, 1998
Percent Completed
                      Target        Actual         Projected Actual
                    Completion*    Completion       Completion Date

Post-2000 Audit          0              0              During 2001
Implementation           25             50             2Q99
Contingency Planning     30             10             On-going
Testing                  55             25             1Q99
Remediation              80             75             4Q98
Assessment               100            100            Done
Awareness                100            100            Done

As noted above, the Bank is behind on testing due to its reliance on third-parties on which it is dependent for remediated applications. The Bank is also behind schedule on contingency planning which was originally embedded in its implementation plan. Conversely, the Bank is ahead of schedule in implementation, having taken advantage of delays in areas such as testing and contingency planning to make additional implementation progress.

Costs

The focus on commercial off-the-shelf applications has allowed the Bank to avoid major programming costs that are required with proprietary systems. However, the impact of testing existing systems has added significant time requirements to the Bank's IT department. In 1998, the Bank added a fifth IT professional to allow the department to continue support of its 350 users while conducting Year 2000 activities. In addition, the Bank has incurred expense in the replacement and repair of specific non-compliant systems. To date, expenditures for the Year 2000 effort have totaled $127 thousand as shown in the graph below.

          Graph replaced with following text table

Year 2000 Project-Irwin Union Bank
As of September 30, 1998
Pre-tax Costs in $000

     1997--Actual        $46
     1998 YTD             81
     4Q 1998 *            16
     1999 *              144

* Estimate as of September 30, 1998.

Risks

The impact of specific technologies utilized by the Bank not being Year 2000 compliant could be significant, although the risk has not yet been quantified by the Bank. The inability to process, reconcile and report customer account information could create concern for the safety and security of the customer funds. However, customer funds which are eligible for FDIC insurance will continued to be insured against loss regardless of any Year 2000 disruption.


Contingency Planning

The Bank's contingency planning approach identifies core processes and works with the teams that are involved in the processes to develop alternative approaches to accomplishing tasks. The IT manager of the Bank is responsible for collecting the contingency plans and ensuring completeness. At present, the Bank is about ten percent through this process.


Irwin Home Equity

The primary products of Irwin Home Equity (IHE) are second mortgage and line of credit loans secured by real estate. Since IHE relies on third party processors and off-the-shelf software, its efforts are mainly directed to the testing of these applications. Principal remediation efforts, therefore, have been the responsibility of its vendors.

Scope

The company's Year 2000 project plan was developed within the guidelines set forth by the Corporation to achieve Year
2000 readiness by June 30, 1999.

When compiling the plan, all functions of the organization were considered, including computer software, hardware, data communications, environmental facilities, third party vendors, and other companies with whom data is exchanged. IHE's team to manage the Year 2000 effort consists of individuals representing Senior Management, Information Systems, Networks, Loan Origination, Loan Servicing, Accounting, and Finance. In addition, Telecommunications, Building, and Office Services are involved in various phases of the project. A full time project manager oversees the effort.


Progress

The company identified its mission critical applications and is proceeding with testing of those modules first.
Applications were considered mission critical if they have an impact on customers or could have a negative impact on the continued operation of the company.

The company has completed the installation of the remediated versions of software for the majority of its mission critical applications and is in the process of installing upgrades and/or researching options for certain non-critical software. The mission critical applications for which a remediated version has not yet been installed are in testing at the vendor and/or data center sites.

The progress of the IHE Year 2000 team in meeting the requirements of its project plan is shown below.

          Graph replaced with following text table

Year 2000 Project-Irwin Home Equity
As of September 30, 1998
Percent Completed
                      Target         Actual         Projected Actual
                    Completion*     Completion       Completion Date

Post-2000 Audit          0              0              During 2001
Implementation           45             55             2Q99
Contingency Planning     0              0              On-going
Testing                  5              10             1Q99
Remediation              45             55             4Q98
Assessment               100            100            Done
Awareness                100            100            Done

Costs

Few direct Year 2000 costs have been expended to date, since all software and hardware upgrades were planned as part of our normal business plan. Year 2000 costs have largely been limited to internal staff time. Costs directly associated with the Year 2000 remediation have thus far totaled $29 thousand. Those costs and anticipated future costs for the project are displayed below.


          Graph replaced with following text table

Year 2000 Project-Irwin Home Equity
As of September 30, 1998
Pre-tax Costs in $000

     1997--Actual    -
     1998 YTD            $29
     4Q 1998 *           105
     1999 *              213

* Estimate as of September 30, 1998.

Risks

As a result of IHE's dependence on third party providers, there is no assurance that all vendors will achieve Year 2000 compliance in a timely manner. For instance, should the loan origination system be unavailable due to software problems or environmental outages, this would slow the closing and funding process. The loan servicing system could be unavailable, requiring manual payment or billing methods to be implemented, thereby incurring increased expenses. The company anticipates that any Year 2000 failure would lead principally to increased expenses rather than failure to perform the origination, servicing, and support functions of the company.


Contingency Plans

IHE has recently begun its contingency planning phase for Year 2000 and has not yet determined the most likely worst case scenario to consider. As contingency planning progresses, the company will complete a detailed plan addressing the potential impact a Year 2000 compliance failure by it or its service providers could have on the company.

Forward-looking Statements

Forward-looking statements contained in the previous discussion are based on estimates and assumptions that are subject to significant business, economic, and competitive uncertainties, many of which are beyond the Corporation's control and subject to change. These uncertainties can affect actual results and could cause actual results to differ materially from those expressed or implied in any forward-looking statements in this discussion.


                             PART II

                             Item 1


Legal Proceedings

As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Registrant was involved, as of September 30, 1998, in the following new actions:

Heifets, et al. v. Matrix Electromedical, et al. In August, 1998, Affiliated Capital Corp. and Irwin Financial Corporation were served as defendants in a class action lawsuit filed in the Superior Court of Los Angeles County, California. The suit alleges that a manufacturer of certain medical devices made misrepresentations to induce doctors to acquire the devices, which Affiliated Capital Corp. financed by means of leases. The alleged misrepresentations concerned the ability to obtain Medicare coverage for treatments using the equipment, which coverage was subsequently denied. The doctors are seeking rescission of the leases and other damages allegedly caused by the doctors' reliance on the manufacturer's statements. The litigation is at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Financial might be exposed. The leases affected by this lawsuit (the "Matrix Leases") were not transferred as part of the sale of assets of Affiliated Capital Corp. Irwin Financial retains liability, if any, in connection with the Matrix Leases.

Hiers et al. v. Irwin Mortgage Corporation et al. In August, 1998, Irwin Mortgage was served as a defendant in a class action lawsuit filed in the United States District Court in the Northern District of Alabama. The suit is similar to other "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. The litigation is at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Mortgage might be exposed.


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