Form 10-K405
period 1998-12-31
IRWIN FINANCIAL CORPORATION
filed 1999-03-31
CIK 52617

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549
                            FORM 10-K
(Mark One)
_x_ Annual report pursuant to Section
13 or 15(d) of the Securities
Exchange Act of 1934
  For the fiscal year ended December 31, 1998 or
__ Transition report pursuant to
Section 13 or 15(d) of the Securities
Exchange Act of 1934
  For the transition period from _______ to ________

Commission file number 0-6835
                   IRWIN FINANCIAL CORPORATION
                      (Exact Name of Registrant as
                      Specified in its Charter)

Indiana                            35-1286807
(State or Other Jurisdiction of
Incorporation or                  (I.R.S. Employer Identification No.)
 Organization)
500 Washington Street
Columbus, Indiana                        47201
(Address of Principal Executive Offices) (Zip Code)
(812)376-1020
(Registrant's Telephone Number,
Including Area Code)

Securities registered pursuant to Section
12(b) of the Act:  None

Securities registered pursuant to Section
12(g) of the Act: Common Shares
                                (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes    x     No ____
Indicate by check mark if disclosure ofdelinquent filers pursuant to Item 405 of Regulation S-K is not contained herein,and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]
The aggregate market value of the voting stock held by nonaffiliates of the Registrant was $235,049,397 as of March 11, 1999. As of March 11, 1999, there were outstanding 21,689,574 common shares of the Registrant.

DOCUMENTS INCORPORATED BY REFERENCE

Selected Portions of                      Part of Form 10-K Into Which
the Following Documents                   Incorporated

Annual Report to Shareholders             Part I, Part II
for the year ended December
31, 1998
Definitive Proxy Statement for            Part III
Annual Meeting of
Shareholders to be held
April 29, 1999

Exhibit Index on Pages
15 through 17                                              Page 1

Total Pages in This Filing:  120
                             ___
FORM 10-K TABLE OF CONTENTS
Part I
     Item 1 - Business                     3
     Item 2 - Properties                   7
     Item 3 - Legal
       Proceedings                         8
     Item 4 - Submission of
       Matters to a Vote of
       Security Holders                    9

Part II
     Item 5 - Market for Registrant's
           Common Equity and Related
           Security Holder Matters          9
     Item 6 - Selected Financial Data      10
     Item 7 - Management's Discussion and
     Analysis of Financial Condition and
     Results of Operations                 10
     Item 8 - Financial Statements and
            Supplementary Data             12
     Item 9 - Changes in and Disagreements
           with Accountants on Accounting
           and Financial Disclosure        12

Part III
     Item 10 - Directors and Executive
           Officers of the Registrant      12
     Item 11 - Executive Compensation      13
  Item 12 - Security Ownership of Certain
                Beneficial
            Owners and Management          13
      Item 13 - Certain Relationships and
                     Related Transactions  13

Part IV
     Item 14 - Exhibits, Financial
                Statement Schedules and
                Reports on Form 8-K        14

Signatures                                 19
                        PART I
Item 1    Business General
Irwin Financial Corporation (the "Registrant") is a diversified financial services company organized as an Indiana bank holding company in May, 1972. The Registrant's principal subsidiaries are Irwin Mortgage Corporation ("Irwin Mortgage", formerly Inland Mortgage Corporation), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Irwin Home Equity Corporation ("Home Equity"), a consumer home equity lending company; Irwin Equipment Finance Corp. ("Irwin Equipment"), a leasing company; White River Capital Corporation, a small venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company. Registrant is also the sole equity shareholder of IFC Capital Trust I ("Capital Trust"), a special purpose trust.

Business of Subsidiaries
Irwin Mortgage, acquired in 1981, originates, purchases and services conventional or government agency backed (i.e., FHA and VA) residential mortgage loans. Most mortgages are either insured by an agency of the federal government, or in the case of a conventional mortgage, meet requirements for resale to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Irwin Mortgage also engages in the nonprime first mortgage lending market. This market is composed of borrowers who do not qualify under the underwriting guidelines established by the government-sponsored secondary market agencies for conforming first mortgages.

Irwin Mortgage sells mortgage loans to institutional and private investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Irwin Mortgage operates 103 production and satellite offices in twenty-eight states. During 1998, Irwin Mortgage established offices in Orinda and San Diego, California; Gary and New Albany, Indiana; Boca Raton, Florida; Jackson, Mississippi; Desloge, Missouri;
Las Vegas (2), Nevada; Brick, New Jersey; Burlington, Madison and Greensboro, North Carolina; Broken Arrow and Bristow, Oklahoma; Hillsboro, Oregon; Columbia, South Carolina; Chattanooga, Tennessee; Austin, Texas; and Newport News and Virginia Beach, Virginia. During 1998, Irwin Mortgage closed offices in Phoenix, Arizona; Covina, Morgan Hill and Irvine, California; Farmington, Connecticut; Columbus and Macon, Georgia; Lexington, Kentucky; New Orleans, Louisiana; Marlton, New Jersey; Independence/Cleveland, Ohio; Columbia, South Carolina; and Chattanooga, Tennessee.

Irwin Mortgage and the Registrant have,for several years, explored opportunities to test the development of mortgage banking operations in markets outside the United States. During 1998, Irwin Mortgage made a small number of loans on real estate located in Mexico. The Registrant will continue research of international opportunities to which the Registrant might apply its knowledge and competencies.

Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, financial counseling, property and casualty insurance agency services, trust services, securities brokerage and safe deposit facilities. Irwin Union Bank is the largest of eleven financial institutions operating in Bartholomew County, Indiana, with eight locations throughout the county. Irwin Union Bank also has branch facilities in Seymour (Jackson County - 2), Shelbyville (Shelby County), Bloomington (Monroe County - 3), Franklin and Greenwood (Johnson County 2), Carmel (Hamilton County), Avon (Hendricks County), and Greensburg (Decatur County), Indiana. In January, 1999, Irwin Union Bank opened loan production offices in Kalamazoo, Michigan and St. Louis, Missouri. As of February 1, 1998, Irwin Union Insurance, Inc., an insurance agency subsidiary of Irwin Union Bank, purchased substantially all the property and casualty assets of Maximum Benefits & Protection Co., Inc., an Indiana corporation. On December 10, 1998, Irwin Union Bank established Irwin Reinsurance Corporation as a subsidiary, incorporated in Vermont, to engage in the business of insuring and reinsuring primarily mortgage lending risks.

Home Equity was formed in 1994 and is located in San Ramon, California. Home Equity originates and services home equity loans and lines of credit. The loans are marketed through direct mail and telemarketing in twenty-nine states. At year end, Home Equity began offering a first mortgage refinance program in selected states.

Irwin Equipment, formed in 1990 and located in Columbus, Indiana, is the parent company of the former Affiliated Capital Corp., a small-ticket equipment leasing and commercial lending business. On September 30, 1998, substantially all of the assets of Affiliated Capital Corp. were sold to DVI Financial Services, Inc. After the asset sale, Affiliated Capital
Corp. changed its name to Irwin Leasing Corporation, which continues to hold certain leases that were not part of the asset sale.

White River Capital Corporation ("White River"), a venture capital company, is located in Columbus, Indiana and currently holds one investment but has suspended making new investments.

Irwin Union Credit Insurance Corporation is located in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

IFC Capital Trust I ("Capital Trust"), is a statutory business trust created under the laws of Delaware. The Registrant owns all of the Common
Securities of Capital Trust. Capital Trust exists for the purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 9.25% Subordinated Debentures of the Registrant. The Subordinated Debentures will mature on March 31, 2027, which date may be (i) shortened to a date not earlier than March 31, 2002, or (ii) extended to a date not later than March 31, 2046, in each case if certain conditions are met (including, in the case of shortening the Stated Maturity, the Registrant having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 9.25% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997.

No single part of the business of the Registrant is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon the business of the Registrant. Irwin Mortgage is registered as a Foreign Financial Institution in Mexico.

Competition

Irwin Mortgage originates and services residential first mortgage loans from 103 production and satellite offices in Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Massachusetts, Minnesota, Mississippi, Missouri, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Texas, Utah, Washington, Wisconsin, and the Washington, D.C. metropolitan area, including offices in Maryland and Virginia. In each of these locations, competition for mortgage loans is vigorous, coming from other national, regional and local mortgage banking companies as well as commercial banks, savings banks, and savings & loan associations. Irwin Mortgage purchases mortgage loans from correspondents in these and other states as well.

The commercial banking business for Irwin Union Bank in the Bartholomew, Decatur, Hamilton, Hendricks, Jackson, Johnson, Monroe and Shelby County areas is very competitive. Within these counties, in addition to the commercial banks, there are a number of savings banks, savings & loan associations, and credit unions competing for deposits and loans. Irwin Union Bank also competes for the provision of banking services with banks located elsewhere in Indiana, primarily in south central Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 1998, Irwin Union Bank ranked first among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin Union Bank derives its business from several other counties in south central Indiana and is exploring the development of markets outside Indiana.

Home Equity originates and services home equity loans and lines of credit for private home owners in several states. Home Equity's primary competitors include banks, thrifts, credit unions and other home equity lenders with operations that are either national, regional or local in scope. Such competitors may be headquartered anywhere in the country.

Irwin Equipment is inactive at present, except for managing the equipment leases that were not sold with the rest of the assets of the former Affiliated Capital Corp. in September of 1998.

Supervision and Regulation

The Registrant is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the "Board of Governors").

Subject to certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One exception to this prohibition permits activities by a bank holding company or its subsidiary which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has adopted regulations prescribing those activities it presently regards as permissible, which include the activities engaged in by Registrant and its subsidiaries.

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

In addition to the regulation of the Registrant, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago. Irwin Mortgage is subject to audit and examination oversight by the federal department of Housing and Urban Development as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. The insurance subsidiary of the Registrant and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The reinsurance subsidiary of Irwin Union Bank is subject to examination by the state of Vermont.
The home equity subsidiary of the Registrant is also dependent upon state licenses for its ability to extend credit in certain states. Finally, the securities brokerage activities of Irwin Union Bank's registered broker/dealer are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Irwin Union Securities, Inc. operates, and the National Association of Securities Dealers.

Employees and Labor Relations

As of December 31, 1998, the Registrant and its subsidiaries had a total of 2,401 employees, including full-time and part-time employees. The Registrant continues a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Further Information

The following information responsive to Guide 3 promulgated under the Securities Exchange Act of 1934, is contained in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Annual Report to Shareholders for the year ending December 31, 1998 and is incorporated herein by reference: "Daily Average Consolidated Balance Sheet, Interest Rates and Interest Differential" (p. 68), "Investment Securities" (p. 52), "Short-Term Borrowings" (p. 54), "Summary of Net Interest Income Changes" (p. 50), "Deposits" (p. 53), "Loans and Leases" (p. 51), "Five-Year Selected Financial Data" (p. 23), and the discussion and tabular information under the caption "Credit Risk" on pages 58 to 62.

Executive Officers of the Registrant

The Executive Officers of the Registrant are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

Marie S. Ameis (36) is Vice President and Controller of the Registrant since May of 1992.

Claude E. Davis (38) is President of Irwin Union Bank since January 2, 1996. He has been an officer since 1988.

Elena Delgado (43) is President of Irwin Home Equity Corporation since September 4, 1994. From March through August, 1994, Ms. Delgado was an independent consultant to Irwin Financial Corporation. From 1990 to 1993, Ms. Delgado was Vice President, Second Mortgage Lending of First Deposit Corporation.

Gregory F. Ehlinger (36) is Vice President and Treasurer of the Registrant since August of 1992.

Jose M. Gonzalez (40) is Vice President and Director of Internal Audit of the Registrant since October of 1995. From 1993 to 1995, Mr. Gonzalez was Senior Vice President, Audit & Compliance Services of Premier Bank and Trust. From 1991 to 1993, Mr. Gonzalez was Vice President and Senior Compliance Officer at First Empire State Corporation.

Theresa L. Hall (46) is Vice President - Human Resources of the Registrant, since 1988. She has been an officer since 1980.

Rick L. McGuire, (46) is President of Irwin Mortgage since January 1, 1996. He has been an officer since 1978.

William I. Miller (42) is Chairman of the Board, since 1990, and has been a Director of the Registrant since 1985.

Ellen Z. Mufson (50) is Vice President - Legal of the Registrant, since September, 1997. She was Vice President - Legal Counsel of Irwin Union Bank and Trust Company from July, 1996 through August, 1997; Corporate Counsel of Irwin Financial Corporation from January, 1995 through June, 1996; Deputy Director/General Counsel of the Indiana Development Finance Authority from March, 1992 through November, 1994.

John A. Nash (61) is Chairman of the Executive Committee, since 1990, and President, since 1985, of the Registrant. He has been an officer and Director of the Registrant since 1972.

Michael F. Ryan (53) is Vice President - Community Development of the Registrant since January 2, 1996. He was President of Irwin Union Bank from 1981 1995. He has been an officer since 1976.

Matthew F. Souza (42) is Vice President and Ethics Officer/Secretary of the Registrant. He has been an officer since 1985.

Thomas D. Washburn (52) is Senior Vice President and Chief Financial Officer, since 1980, of the Registrant. He has been an officer since 1976.

Item 2.  Properties

The location and general character of the materially important physical properties of the Registrant and its subsidiaries are as follows: The main office of Irwin Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana and a servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana. Irwin Mortgage also has loan production and satellite offices located in Flagstaff, Phoenix, Mesa, Scottsdale, and Tucson, Arizona; Antioch, Bakersfield, Concord, Covina, Fresno, Laguna Hills, Orinda, Richmond, Sacramento, Salinas, San Diego, Temecula, Ventura, Visalia, Walnut Creek, Woodland, Yuba City, and Yreka, California; Castle Rock, Colorado Springs, Denver, Englewood, and Woodland Park, Colorado; Newark, Delaware; Boca Raton, Clearwater and Orlando/Longwood, Florida; Atlanta, Georgia; Aiea, Honolulu, Kailua, and Maui, Hawaii; Chicago and Decatur, Illinois; Indianapolis (5), Anderson, Gary, Ft. Wayne, Kendallville, Kokomo, Lafayette, New Albany, South Bend, and Warsaw, Indiana; Louisville, Kentucky; Baton Rouge, Louisiana; Columbia, Rockville, and Towson, Maryland; Braintree, Massachusetts; Arden Hills, Burnsville, and Minneapolis, Minnesota; Jackson, Mississippi; Desloge and St. Louis, Missouri; Las Vegas(2), Nevada; Brick, New Jersey; Cary, Charlotte, Greensboro (2), Raleigh, Wilmington, Madison and Burlington, North Carolina; Dayton, Ohio; Broken Arrow, Bristow and Tulsa, Oklahoma; Beaverton, Hillsboro and Lake Oswego, Oregon; Wyomissing, Pennsylvania; Austin (2), Corpus Christi, Dallas, El Paso, and Houston, Texas; Salt Lake City, Utah; Fredericksburg, Glen Allen, Newport News, Richmond, Springfield, Suffolk, and Virginia Beach, Virginia; Bellevue, Battleground, Everett, and Mount Lake Terrace, Washington; and Madison, Wisconsin. All offices occupied by Irwin Mortgage are leased.

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

The main office of Irwin Home Equity is located at 12677 Alcosta Blvd., Suite 500, San Ramon, California. This office location is leased.

The main offices of the Registrant, Irwin Equipment, White River Capital Corporation and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana in space leased from Irwin Union Bank.

Item 3.  Legal Proceedings

As a part of the ordinary course of business, the Registrant and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Registrant was involved, as of December 31, 1998, in the following actions:

Banda et al. v. City of Houston et al. Irwin Mortgage was
--------------------------------------
served as a defendant in a class action lawsuit initiated in the district court of Harris County, Texas in March of 1998. The suit alleged that a Houston housing opportunity program, in which Irwin Mortgage was a participating lender, used inaccurate lead paint tests that resulted in a class of homeowners being subjected to harmful levels of lead and property devaluations. At present, it is difficult to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure, if any, to which Irwin Mortgage might be exposed.

Culpepper, et al. v. Inland Mortgage Corporation.  As of December 31, 1998,
-------------------------------------------------
Irwin Mortgage was a defendant in a class action lawsuit initiated in the United States District Court, Northern District of Alabama in April, 1996. This action is one of a number of "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. On January 9, 1998, the Court of Appeals for the Eleventh Circuit reversed the district court's grant of summary judgment in favor of Irwin Mortgage and vacated the district court's dismissal of class claims and denial of class certification. On June 22, 1998, the appeals court denied Irwin Mortgage's petition for rehearing, but issued an opinion clarifying its original opinion. Subsequently on remand, the district court granted a joint motion to consolidate Culpepper and Hiers (see below). At present, it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure, if any, to which Irwin Mortgage might be exposed.

Heifets, et al. v. Matrix Electromedical, et al.  As of December 31, 1998,
------------------------------------------------
Affiliated Capital Corp. (now, Irwin Leasing Corporation) and Irwin Financial Corporation were defendants in a class action lawsuit initiated against them in August, 1998 in the Superior Court of Los Angeles County, California.
The suit alleges that a manufacturer of certain medical devices made misrepresentations to induce doctors to acquire the devices, which Affiliated Capital Corp. financed by means of leases. The alleged misrepresentations concerned the ability to obtain Medicare coverage for treatments using the equipment, which coverage was subsequently denied. The doctors are seeking rescission of the leases and other damages allegedly caused by the doctors' reliance on the manufacturer's statements. The litigation is at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Financial might be exposed. The leases affected by this lawsuit (the "Matrix Leases") were not transferred as part of the sale of assets of Affiliated Capital Corp. Irwin Financial retains liability, if any, in connection with the Matrix Leases.

Hiers, et al. v. Irwin Mortgage Corporation et al. As of December 31,
--------------------------------------------------
1998, Irwin Mortgage was a defendant in a class action lawsuit initiated in August, 1998 in the United States District Court, Northern District of Alabama. As mentioned above, this suit was consolidated with Culpepper and is similar to other "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. The litigation is at an early stage and it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Mortgage might be exposed.

Howell, et al. v. Inland Mortgage Corporation.  As of December 31, 1998,
----------------------------------------------
Irwin Mortgage was a defendant in a class action lawsuit initiated in the state of Indiana in January 1995. Plaintiffs alleged that lenders do not have the right to require borrowers to pay premiums for private mortgage insurance. On February 2, 1999, the Marion County, Indiana Superior Court dismissed the case with prejudice.

Kruta (formerly referred to as Basmoen), et al. v. Inland Mortgage Corporation.
-------------------------------------------------------------------------------
As of December 31, 1998, Irwin Mortgage was a defendant in a class action lawsuit initiated in the state of Minnesota in October, 1995. The case is currently pending before a federal Multidistrict Litigation Panel in Chicago, Illinois. Plaintiffs allege that they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Irwin Mortgage. This case is among a series of class action cases commenced against a number of mortgage servicers in several states challenging the practices used in connection with the administration of escrow accounts for single family residential mortgages. The court granted plaintiff's motion to add James Kruta as a class representative on September
8, 1997 and also granted a renewed motion for class certification on March
25, 1998. At this stage of the litigation, it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss, if any, to which Irwin Mortgage might be exposed. Except as described above, there is no material pending litigation in which the Registrant or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to the Registrant in which any director, officer or affiliate of the Registrant, or any associate of any such director or officer, is a party, or has a material interest.

Item 4.  Submission of Matters to a Vote of Security Holders
During the fourth quarter of 1998, no matters were submitted to a vote of security holders of the Registrant, through the solicitation of proxies or otherwise.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters The Common Stock of the Registrant is quoted on the National Association of Securities Dealers Automated Quotation/National Market System
(NASDAQ/NMS trading symbol, IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Registrant's Common Stock in each quarter of the two most recent calendar years. All data have been adjusted for stock splits.
The approximate number of shareholders of record on March 11, 1999 was 1,818.

Stock Prices and Dividends:

                 High      Low       Quarter    Cash        Total Dividens
                 $         $         End        Dividend    For Year
                                     $          $           &
1997 (split
adjusted)

First Quarter    15 1/4    12 1/8     13 5/8     $0.035
Second Quarter   14 3/4    12         14 3/4      0.035
Third Quarter    18 5/8    14 3/8     18          0.035
Fourth Quarter   21 1/2    18 1/4     21          0.035          $0.14

1998 (split
adjusted)

First Quarter    28 1/4    19 1/2     28 1/8      $0.04
Second Quarter   30        25 1/8     29          $0.04
Third Quarter    37        20 1/2     24 5/8      $0.04
Fourth Quarter   31        20 1/8     27 1/5      $0.04          $0.16

The Registrant expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition.
On February 19, 1998, the Registrant's Board of Directors approved an increase in the Registrant's quarterly dividend to $.04 per share (split adjusted) which dividend rate was unchanged as of December 31, 1998. Dividends paid by Irwin Union Bank to the Registrant are restricted by banking law.

No sales of unregistered equity securities were made by the Registrant during the fourth quarter of 1998.

Item 6.  Selected Financial Data

The information contained in the Annual Report to Shareholders for the year ended December 31, 1998, under the caption "FiveYear Selected Financial Data", is incorporated herein by reference in response to this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Annual Report to Shareholders for the year ended December 31, 1998, is incorporated herein by reference in response to this item.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Sensitivity

Interest rate sensitivity refers to the potential for changes in market rates of interest to cause changes in net interest income and in the market value of assets and liabilities.

The Asset-Liability Management Committee of the commercial bank monitors the repricing structure of both assets and liabilities over various time horizons. Exposure to changes in interest rates is evaluated by modeling the repricing characteristics of the commercial bank's portfolio under multiple rate scenarios. Rate sensitivity at the commercial bank can typically be managed by controlling the maturity of loans, securities, and deposits. The commercial bank may also use financial futures or interest rate swaps from time to time. Formal policies approved by the Bank's Board of Directors ensure that exposure to changes in net interest revenues is maintained within acceptable levels.

The mortgage banking business assumes a form of interest rate sensitivity by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are also held temporarily until a pool is formed. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk. The policy at the home equity lending business is to matchfund all loan assets. The mortgage bank and the home equity company are also exposed to interest rate risk through their ownership of servicing assets. As discussed in the analysis of each line of business earlier in this report, the companies also manage their risk using a variety of techniques including: maintaining a strong production operation which offsets the interest rate risk, selective sales of the servicing rights, and the use of financial hedges. In some cases, the Registrant uses internal hedges to
allow for the risk   characteristics of one line of business to offset those
of another line.

While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Registrant engages in other activities which are also affected by interest rate changes. Principal among these are mortgage loan origination and servicing. Through the use of simulations using regression modeling, option-adjusted valuation techniques for estimating expected customer behavior, and Monte Carlo based cash flow simulation, the Registrant attempts to analyze and mitigate total interest rate risk that is associated with both net interest income and non-interest income. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing assets. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

The following table shows management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of December 31, 1998, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. It does not take into account the book values of the Registrant's non-interest sensitive assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates.

As noted above, the analysis is based on discounted cash flows over the remaining estimated lives of the financial instruments. The total measurement of the Registrant's exposure to interest rate risk as presented in the following table may not be representative of the actual values which might result from a higher or lower rate environment. Such environments would likely result in different lending and borrowing strategies by the Registrant, designed in part to further mitigate the effect on the value of, and the net earnings generated from, the Registrant's net assets from any change in interest rates.

The figures suggest, based on balance sheet and off balance sheet financial assets, that the present value of the Registrant's interest-sensitive assets and liabilities would decline in a falling rate environment and increase in a rising rate environment. The magnitude and direction of the present value rate sensitivity is largely unchanged from 1997.

As previously noted, this present value sensitivity analysis does not account for potential earnings the Registrant would recognize due to strategic initiatives it would undertake if the interest rate scenarios model occurred, nor does it reflect activities not traditionally measured as financial assets or liabilities. Principal among these activities for the Registrant would be the change in mortgage loan production and the earnings stream the Registrant derives therefrom.


                 PRESENT VALUE ($000)
                 AT DECEMBER 31, 1998
                           -2%       -1%      CURRENT     +1%       +2%

Interest Sensitive
Assets

Interest-bearing          18,528    18,512    18,495      18,479    18,463
deposits with banks
Federal Funds Sold         8,651     8,651     8,651       8,651     8,651
Taxable investment        80,556    78,210    76,873      76,069    75,554
securities
Tax-exempt investment      5,727     5,513     5,309       5,115     4,930
securities
Mortgages held for sale  974,732   970,182   965,055     959,305   952,905

Mortgage Servicing        41,930    77,595   117,728     152,402   174,714
Rights
Loans, net of unearned   624,196   612,499   601,338     591,228   581,262
discount

Total Interest         1,754,320 1,771,162 1,793,449   1,811,249 1,816,479
Sensitive Assets

Interest Sensitive
Liabilities

Non-Interest Bearing    486,091    483,042   480,168     477,458   474,898
Deposits
Money Market Checking   122,395    122,317   122,239     122,162   122,084
Money Market Savings      6,509      6,504     6,499       6,494     6,489
Regular Savings          98,965     98,886    98,808      98,730    98,653
Time Deposits           295,576    292,831   290,152     287,566   285,123
Short term borrowings   637,654    637,272   636,890     636,512   636,134
Long Term Debt           70,887     65,220    60,750      57,199    54,344
Total Interest        1,718,077  1,706,072 1,695,506   1,686,121 1,677,725
Sensitive Liabilities

Interest Sensitive Off   14,423     13,690     5,347       1,027     1,484
Balance Sheet Items
Net Sensitivity as of    50,666     78,780   103,290     126,155   140,238
December 31, 1998
Potential Change        -52,624    -24,510                22,865     36,948

Net Sensitivity as of   -12,165      6,895    28,911      47,188     55,873
December 31, 1997
Potential Change        -41,076    -22,016                18,277     26,962


Item 8.  Financial Statements and Supplementary Data

Consolidated financial statements of the Registrant and its subsidiaries are contained in the Annual Report to Shareholders for the year ending December 31, 1998, under the caption "1998 Financial Statements", and are incorporated herein by reference in response to this item.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

In connection with the audits of the Registrant for the two most recent fiscal years ended December 31, 1998, the Registrant has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The information contained in the proxy statement of the Registrant for the 1999 Annual Meeting of Shareholders under the caption "Election of Directors", on pages 4 through 7, inclusive, is incorporated herein by reference in response to this item.

Item 11.  Executive Compensation

The information contained in the proxy statement of the Registrant for the 1999 Annual Meeting of Shareholders under the captions "Election of Directors - Outside Director Compensation ", "Executive Compensation and Other
Information" and "Board Compensation Committee Report on Executive Compensation" on pages 10 through 19, inclusive, is incorporated herein by reference in response to this item.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The information contained in the proxy statement of the Registrant for the 1999 Annual Meeting of Shareholders under the captions "Voting
Securities and Principal Holders" and "Security Ownership of Management", on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

Item 13.  Certain Relationships and Related Transactions

The information contained in the proxy statement of the Registrant for the 1999 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 20 and 21, is incorporated herein by reference in response to this item.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                                                        Page #
a. Documents filed as a part of this Report:   Form               Annual
                                               10-K               Report

     1.   Financial Statements:
          A. Irwin Financial Corporation and
             Subsidiaries:

     Report of PricewaterhouseCoopers LLP,
     Independent Accountants                                         88

     Consolidated Statement of Income
     for the years ended December 31, 1998,
     1997, and 1996                                                  89

     Consolidated Balance Sheet as of
     December 31, 1998, and 1997                                     90

     Consolidated Statement of Changes in
     Shareholders' Equity for the years
     ended December 31, 1998, 1997 and
     1996                                                            91

     Consolidated Statement of Cash Flows
     for the years ended December 31, 1998,
     1997, and 1996                                                  92

     Notes to Consolidated Financial Statements                      93

The above listed report, financial statements, and the notes thereto, set forth on pages 85 through 115 of the Registrant's 1998 Annual Report to Shareholders are incorporated herein by reference.

     2.   Financial Statement Schedules

          None

Schedules are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

     3.   Exhibits

     A. Exhibits to Form 10-K

Number Assigned in                                    Sequential Numbering
Regulation                                            System Page Number
S-K Item 601      Description of Exhibit              of Exhibit

 (2)                    No exhibit.
 (3) (i)          3(a) Amended Articles of
                       Incorporation,
                       dated December 29, 1972.
                       (Incorporated by
                       reference to
                       Exhibit 3(a) to
                       Form 10-K Report
                       for year ended
                       December 31,1985,
                       File No. 0-6835.)

                  3(b) Articles of Amendment, dated
                       March 30, 1973.
                       (Incorporated by reference to
                       Exhibit 3(b) to Form 10-K
                       Report for year ended December
                       31, 1985, File No. 0-6835.)

                  3(c) Articles of Amendment, dated
                       September 4,1990. (Incorporated
                       by reference to Exhibit 3(d) to
                       Form 10-K Report for year ended
                       December 31, 1990, File No. 0-6835.)

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

                  3(f) Articles of Amendment, dated
                       April 30, 1996. (Incorporated by
                       reference to Exhibit (f) to Form
                       10-K Report for year ended
                       December 31, 1996, File No.
                       0-6835.)

     (ii)         3(a)  Code of By-Laws as amended to date.

 (4)              4(a)  Specimen stock certificate.
                        (Incorporated by reference
                        to Exhibit 4(a) to Form 10-K
                        Report for year ended December
                        31, 1994, File No. 0-6835.)

                  4(b)  Certain instruments defining
                       the rights of the holers oflong-
                       term debt of the Registrant and
                       certain of its subsidiaries, none
                       of which authorize a total amount
                       of indebtedness in excess of 10%
                       of the total assets of the Registrant
                       and its subsidiaries on a
                       consolidated basis, have not been
                       filed as Exhibits.  The Registrant
                       hereby agrees to furnish a copy of
                       any of these agreements to the
                       Commission upon request.
  (9)                  No exhibit.
 (10)              10(a)Amended 1986 Stock Option Plan.
                       (Incorporated by reference to
                       Exhibit 10(b) to Form 10-K Report
                       for year ended December 31, 1991,
                       File  No. 06835.)

                  10(b)Amended and Restated Management Bonus
                       Plan. (Incorporated by reference to Exhibit
                       19(a) to Form 10-K Report for year ended
                       December 31, 1986, File No. 06835.)

                  10(c) Long-Term Management Performance Plan.
                        (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1986, File No. 06835.)

                  10(d) Long-Term Incentive Plan Summary of Terms.
                        (Incorporated by reference to Exhibit 10(e) to Form 10-K Report for year ended December 31, 1986, File No. 06835.)

                  10(e) Irwin Financial Corporation Employees' Stock
                        Purchase Plan. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1991, File No. 0 6835.)

                  10(f) Employee Stock Purchase Plan II. (Incorporated
                        by reference to Exhibit 10(f) to Form 10-K
                        Report for year ended December 31, 1994, File No.
                        06835.)

                  10(g) Amended Irwin Financial Corporation Outside
                        Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0 6835.)

                  10(h) Irwin Financial Corporation 1992 Stock Option Plan.
                        (Incorporated by reference to Exhibit 10(h) to Form 10-K report for year ended December 31, 1992, File No. 06835.)

                  10(i) Amended Irwin Financial Corporation Outside
                        Director Restricted Stock Compensation Plan.
                        (Incorporated by reference to Exhibit
                        10(i) to Form 10-K report for year ended
                        December 31, 1995, File No. 0-6835.)

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
                       File No. 0-6835.)

                  10(l) Amendment to Irwin Financial Corporation
                       1997 Stock Option Plan. (Incorporated by reference to Exhibit (10) to Form 10-Q report for quarter ended June 30, 1997, File No. 06835.)

(11)              11(a) Computation of Earnings Per Share.                21

(12)                    No exhibit.

(13)              13(a) Registrant's 1998 Annual                          22
                       Report to Shareholders.
                       This exhibit contains
                       such portions thereof
                       that have been
                       incorporated by
                       reference into this
                       Report.

(16)                    No exhibit.

(18)                    No exhibit.

(21)              21(a) Subsidiaries of the Registrant.                  117

(22)                    No exhibit.

(23)              23(a) Consent of Independent Accountants.              118

(24)                    No exhibit.

(27)                    Financial Data Schedule.                         119

(99)              99(a) Annual Report on Form 11-K for the Irwin
                        Financial Corporation Employees'
                        Savings Plan for the year
                        ending December 31, 1998.*

                  99(b) Annual Report on Form 11-K for the
                        Irwin Mortgage Corporation
                        Retirement and Profit Sharing
                        Plan for the year ending December 31, 1998.*

*  To be filed by amendment pursuant to Rule 15d-21.

b.   Reports on Form 8-K

     None.

                     SIGNATURES








Pursuant to the requirements of Section 13 or 15(d)of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                                  IRWIN FINANCIAL CORPORATION
Date:  March 30, 1999
                                                  By:  /s/ William I. Miller
                                                       ---------------------
                                                       William I. Miller,
                                                       Chairman of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

Signature                     Capacity with                   Date
                              Registrant
/s/ Sally A. Dean             Director                        March 30, 1999
-----------------
Sally A. Dean


/s/ David W. Goodrich         Director                        March 30, 1999
---------------------
David W. Goodrich


/s/ John T. Hackett           Director                        March 30, 1999
-------------------
John T. Hackett


/s/ William H. Kling          Director                        March 30, 1999
--------------------
William H. Kling


/s/ Brenda J. Lauderback      Director                        March 30, 1999
------------------------
Brenda J. Lauderback

/s/ John C. McGinty, Jr.      Director                        March 30, 1999
------------------------
John C. McGinty, Jr.


/s/ Irwin Miller              Director                        March 30, 1999
----------------
Irwin Miller


/s/ William I. Miller    Director, Chairman                   March 30, 1999
--------------------     of the Board
William I. Miller        (Principal
                         Executive Officer)


/s/ John A. Nash         Director, Chairman                   March 30, 1999
----------------         of the Executive
John A. Nash             Committee


/s/ Lance R. Odden            Director                        March 30, 1999
------------------
Lance R. Odden


/s/ Theodore M. Solso         Director                        March 30, 1999
---------------------
Theodore M. Solso

/s/ Thomas D. Washburn      Senior Vice President             March 30, 1999
----------------------      (Principal Financial
Thomas D. Washburn          Officer)

/s/ Marie S. Ameis       Vice President and                   March 30, 1999
------------------       Controller
Marie S. Ameis           (Principal Accounting
                         Officer)