Form 10-Q
period 1999-03-31
IRWIN FINANCIAL CORPORATION
filed 1999-05-14
CIK 52617

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended  March 31, 1999

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

Yes        No

As of April 30, 1999, there were outstanding 21,701,859 common shares, no par value, of the Registrant.,


                                PART I
                                Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)                             March 31,   December 31,
Assets:                                                           1999           1998

Cash and due from banks                                        $46,423        $68,942
Federal funds sold                                              12,000          8,580
   Cash and cash equivalents                                    58,423         77,522
Interest-bearing deposits with financial institutions           18,318         18,441
Trading assets                                                  42,772         32,148
Investment securities  (Market value:$46,762
in 1999 and $48,537 in 1998)-Note 2                             46,423         48,055
Loans held for sale - Note 3                                   616,302        936,788
Loans and leases, net of unearned income - Note 4              570,873        556,991
 Less: Allowance for loan and lease losses - Note 5            (10,213)        (9,888)
                                                               560,660        547,103
Servicing assets  - Note 6                                     130,510        117,129
Accounts receivable                                             84,406         71,087
Accrued interest receivable                                     11,280         13,071
Premises and equipment                                          21,557         21,382
Other assets                                                    39,814         50,418
                                                            $1,630,465     $1,933,144
Liabilities and Shareholders' Equity:

Deposits
   Noninterest-bearing                                        $401,477       $477,724
   Interest-bearing                                            411,990        389,516
   Certificates of deposit over $100,000                       135,849        141,971
                                                               949,316      1,009,211
Short-term borrowings- Note 7                                  399,375        644,861
Long-term debt- Note 8                                           2,719          2,839
Other liabilities                                               77,472         83,001
Total liabilities                                            1,428,882      1,739,912

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9              48,017         47,999

Shareholders' equity
   Preferred stock, no par value - authorized
      50,000 shares; none issued                                    --             --
   Common stock; no par value - authorized 40,000,000
      shares; issued 23,402,080 shares in 1999 and 1998;
      including 1,706,292 and 1,729,324 shares in treasury
      in 1999 and 1998, respectively                            29,965         29,965
   Additional paid-in capital                                    2,881          2,595
   Unrealized gains on investment securities                        44             85
   Retained earnings                                           150,119        142,232
                                                               183,009        174,877
   Less treasury stock, at cost                                (29,443)       (29,644)
   Total shareholders' equity                                  153,566        145,233
                                                            $1,630,465     $1,933,144

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                            Three Months Ended
                                                            March 31,
(In thousands, except for per share)                          1999           1998
Interest income:
 Loans and leases                                              $11,658        $14,029
 Investment securities:
   Taxable                                                       1,006            877
   Tax exempt                                                       72             75
 Loans held for sale                                            17,563          9,862
Trading Account                                                  1,286            893
 Federal funds sold                                                144            347
    Total interest income                                       31,729         26,083
Interest expense:
 Deposits                                                        5,661          5,310
 Short-term borrowings                                           8,042          6,584
Long-term debt                                                     100            213
Total interest expense                                          13,803         12,107

 Net interest income                                            17,926         13,976
 Provision for loan and lease losses - Note 5                    1,201          1,638

 Net interest income after provision for
     loan and lease losses                                      16,725         12,338
Other income:
 Loan origination fees                                          13,415         12,972
 Gain from sales of loans                                       21,536         15,977
 Loan servicing fees                                            15,431         13,877

 Amortization and impairment of servicing assets                 1,058          6,969
   Net loan administration income                               14,373          6,908
 Gain on sale of mortgage servicing                             12,126          9,956
 Trading gains (losses)                                         (9,746)         1,364
 Brokerage fees and commissions                                    352            219
 Trust fees                                                        577            547
 Service charges on deposit accounts                               402            403
 Insurance commissions, fees and premiums                          488            397
 Other                                                           1,125          1,224
                                                                54,648         49,967
Other expense:
 Salaries                                                       28,600         25,505
 Pension and other employee benefits                             5,473          4,443
 Office expense                                                  3,356          2,919

 Premises and equipment                                          5,668          4,719
 Marketing and development                                       2,802          3,291

 Other                                                           9,212          8,310

                                                                55,111         49,187

Income before income taxes                                      16,262         13,118
Provision for income taxes                                       6,116          4,880
                                                                10,146          8,238
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust            1,174          1,174
Net income available to common shareholders                     $8,972         $7,064

 Earnings per share of common stock available to shareholders:
 Basic - Note 10                                                  $0.41          $0.33
 Diluted - Note 10                                                $0.41          $0.32
 Dividends per share of common stock                             $0.050         $0.040

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
(Unaudited)

                                                             Unrealized
                                                            Gains/Losses                  Additional
                                                 Retained   on Investment    Common        Paid in     Treasury
                                       Total     Earnings    Securities       Stock        Capital       Stock
(In thousands)
Balance at January 1, 1999            $145,233    $142,232            $85      $29,965         $2,595   ($29,644)
Comprehensive Income:  Note 1
  Net Income                                         8,972
  Other Comprehensive Income                                          (41)
    Total                                8,931
Cash dividends                          (1,085)     (1,085)
Sales of treasury stock                    487                                                    286        201
Balance March 31, 1999                $153,566    $150,119            $44      $29,965         $2,881   ($29,443)

Balance at January 1, 1998            $127,983    $115,414            $55      $29,965           $780   ($18,231)
Comprehensive Income:  Note 1
  Net Income                                         7,064
  Other Comprehensive Income                                            7
    Total                                7,071
Cash dividends                            (872)       (872)
Purchase of treasury stock              (4,446)                                                           (4,446)
Sales of treasury stock                    361                                                    206        155
Balance March 31, 1998                $130,097    $121,606            $62      $29,965           $986   ($22,522)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31,                              1999           1998
(In thousands)
Net income                                                      $8,972         $7,064
Adjustments to reconcile net income to cash provided
   by operating activities:
Depreciation and amortization                                    2,768          6,559
Provision for loan and lease losses                              1,201          1,638
Amortization of premiums, less accretion of discounts            1,087            309
(Increase) decrease in loans held for sale                     320,486        (35,210)
Gain on sale of mortgage servicing                             (12,126)        (9,956)
Other, net                                                      (7,185)       (19,771)
   Net cash (used) provided by operating activities            315,203        (49,367)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                  0          2,715
   Available-for-Sale                                                0          3,792
Proceeds from sales of investment securities:
   Available-for-Sale                                                0          1,000
Purchase of investment securities:
   Held-to-Maturity                                                  0         (3,640)
   Available-for-Sale                                               65         (1,006)
Net increase in trading assets                                 (10,624)        (5,041)
Net decrease in interest-bearing
   deposits with financial institutions                            123          6,829
Net increase in loans, excluding sales                        (193,325)      (133,523)
Sale of loans                                                  178,567        128,827
Additions to mortgage servicing assets                         (37,895)       (23,092)
Proceeds from sale of mortgage servicing assets                 35,627         20,651
Other, net                                                      (1,221)         1,542
   Net cash (used) provided by lending and investing
   activities                                                  (28,683)          (946)

Financing activities:
Net increase (decrease) in deposits                            (59,895)       112,327
Net decrease in short-term borrowings                         (245,486)       (49,629)
Proceeds (repayment) of long-term debt                            (120)         3,633
Purchase of treasury stock                                           0         (4,446)
Proceeds from sale of stock for employee benefit plans             487            361
Dividends paid                                                  (1,085)          (872)
   Net cash provided  by financing activities                 (306,099)        61,374
Net increase (decrease) in cash and cash equivalents           (19,579)        11,061
Cash and cash equivalents at beginning of year                  77,522         56,524
Cash and cash equivalents at end of year                       $57,943        $67,585

Supplemental disclosures of cash flow information:

Cash paid during the period:
     Interest                                                  $13,704        $12,375
     Income taxes                                                 $641           $642

The accompanying notes are an integral part of the consolidated financial statements.


NOTES TO THE FINANCIAL STATEMENTS  (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements included herein have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

Reclassifications: Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.

Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Corporation will adopt FAS 133 on January 1, 2000. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction.
The Corporation does not expect the adoption of this standard to have a material effect on its financial position or results of operation.

Derivative instruments on the Corporation's balance sheet are classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gains of $72 thousand and $142 thousand on available-for-sale securities at March 31, 1999 and December 31, 1998, respectively, are summarized as follows:

                                                            March 31,    December 31,
(In thousands)                                                1999           1998

Held-to-Maturity
    US Treasury and Government obligations                     $33,044        $32,158
     Obligations of states and political subdivisions            5,207          5,207
     Mortgage-backed securities                                  2,710          4,424
Total Held-to-Maturity                                          40,961         41,789


Available-for-Sale
    US Treasury and Government obligations                       2,088          2,096
     Mortgage-backed securities                                  3,340          4,131
    Other                                                           34             39
Total Available for Sale                                         5,462          6,266

Total Investments                                              $46,423        $48,055

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





NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:

                                                     March 31,    December 31,
(In thousands)                                          1999           1998

Real estate-mortgage                                   $117,664      $123,980
Commercial, financial and agricultural                  314,683       278,834
Real estate-construction                                 93,166        97,253
Consumer                                                 40,575        51,730
Lease financing                                           5,708         6,375
Unearned income                                           (923)       (1,181)

                                                       $570,873      $556,991

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

                                                            March 31,    December 31,
(In thousands)                                                1999           1998

Balance at beginning of year                                    $9,888         $8,812

Provision for loan and lease losses                              1,201          5,995
Reduction due to sale of loans                                    (438)        (2,976)
Recoveries                                                          76            559
Charge-offs                                                       (514)        (2,502)

Balance at end of period                                       $10,213         $9,888


NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 1999 and December 31, 1998 are $130.5 million and $117.1 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets.
The Corporation has periodically sold servicing assets.


NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

                                                            March 31,    December 31,
(In thousands)                                                1999          1998

Repurchase agreements and drafts payable related to
     mortgage loan closings                                   $118,040       $172,126
Lines of Credit                                                133,105        180,118
Federal funds                                                  120,190        266,000
Commercial paper                                                28,040         26,617

Total                                                         $399,375       $644,861

Repurchase agreements at March 31, 1999 and December 31, 1998, include $3.1 million and $29.8 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $114.9 million and $142.3 million at March 31, 1999 and December 31, 1998. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 4.82% to the lender's prime rate.


NOTE 8 -- LONG-TERM DEBT

Long-term debt at March 31, 1999 of $2.7 million consists of a note payable with a variable interest rate averaging 7.4% and maturing on July 1, 2002. Long-term debt as of December 31, 1998 of $2.8 million consisted of a note payable with a variable interest rate averaging 7.94% and maturing on July 1, 2002.


NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.5 million, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.


NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations have been adjusted to reflect the 2 for 1 stock split on May 27, 1998.

Earnings per share calculations are summarized as follows:

                                            Basic Earnings  Effects of   Diluted Earnings
                                               Per Share   Stock Options   Per Share
Three months ended March 31, 1999
Net income available to common shareholders        $8,972          $--         $8,972
Shares                                             21,683          447         22,130
Per-Share Amount available to common sharehold      $0.41        $0.00          $0.41

                                            Basic Earnings  Effects of   Diluted Earnings
                                               Per Share   Stock Options   Per Share
Three months ended March 31, 1998
Net income available to common shareholders        $7,064          $--         $7,064
Shares                                             21,862          498         22,360
Per-Share Amount available to common sharehold      $0.33       ($0.01)         $0.32

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of March 31, 1999, Irwin Mortgage Corporation (IMC) was a defendant in three separate class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts, IMC's right to pay broker fees to mortgage brokers, and IMC's participation in a housing opportunity program.

As of March 31, 1999, Irwin Union Leasing, (formerly Affiliated Capital Corp.
(ACC)), and Irwin Financial Corporation were defendants in a class action lawsuit alleging misrepresentations by a manufacturer of certain equipment financed by ACC.


NOTE 12 -- Industry Segment Information

The Corporation has three principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans.
The Community Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans via direct mail and telemarketing. The Corporation's other segments include equipment leasing and the parent company.


The accounting policies of each segment are the same as those decribed in the "Summary of Significant Accounting Policies. " Below is a summary of each segment's revenues, net income, and assets for 1999 and 1998:

                               Mortgage  Community  Home Equity
(In thousands)                 Banking    Banking     Lending       Other      Consolidated

For the three months ended March 31, 1999

Net interest income              $7,211      $5,239       ($774)      $5,049        $16,725
Intersegment interest           ($1,972)     $1,385      $5,735      ($5,148)             0
Other revenue                    44,023       3,100       5,520        2,005         54,648
Intersegment revenues                 0          42         564         (606)             0
  Total net revenues             49,262       9,766      11,045        1,300         71,373
Other expense                    38,597       6,252       7,872        2,394         55,115
Intersegment expenses               634         829         137       (1,600)             0
  Net income before taxes        10,031       2,684       3,036          506         16,258
  Income taxes                    4,083       1,020           0        1,009          6,112
  Net income                      5,948       1,665       3,036         (503)        10,146
Distribution on Preferred
    Securities                        0           0           0        1,174          1,174
  Net income available to
    Shareholders                 $5,948      $1,665      $3,036      ($1,677)        $8,972
Assets at March 31, 1999       $637,848    $633,479    $254,731     $104,407     $1,630,465

For the three months ended March 31, 1998

Net interest income              $6,490      $2,938      $1,491       $1,419        $12,338
Intersegment interest            (2,145)      2,497        (652)         300              0
Other revenue                    39,695       2,744       6,805          723         49,967
Intersegment revenues                 0          34         133         (167)             0
  Total Net revenues             44,040       8,213       7,777        2,275         62,305
Other expense                    34,041       5,367       6,955        2,824         49,187
Intersegment expenses               452         371          26         (849)             0
  Net income before taxes         9,547       2,475         796          300         13,118
Income taxes                      3,895         928           0           57          4,880
  Net income                      5,652       1,547         796          243          8,238
Distribution on Preferred
    Securities                        0           0           0        1,174          1,174
  Net income available to
    Shareholders                  5,652       1,547         796         (931)         7,064
Assets at December 31, 1998    $877,904    $607,992    $311,974     $135,274     $1,933,144


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

Overview

     Net income for the first quarter ended March 31, 1999, was $9.0 million, up 27.0% from the first quarter 1998 net income of $7.1 million. Diluted earnings per share were $0.41 for the first quarter of 1999 as compared to $0.32 for the same period in 1998. Return on equity for the first quarter of 1999 was 24.31%, up from 22.05% in 1998.

Lines of Business

     Irwin Financial Corporation is comprised of three lines of business:

    Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank and Trust)
    Community banking (Irwin Union Bank and Trust)
    Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank and Trust)

Listed below are the earnings by line of business for the three months ended March 31, 1999, as compared to the same period in 1998:

                                          Three Months Ended
                                              March 31,

(In thousands)                           1999         1998

Mortgage banking                       $5,948       $5,652
Community banking                       1,665        1,547
Home equity lending                     3,036          796
Parent (including consolidating       (1,677)        (931)
entries)
                                       $8,972       $7,064

Mortgage Banking

Selected Financial Data (shown in thousands):

                                            Three months
                                           ended March 31,

                                        1999          1998
 Selected Income Statement
 Data:

 Loan origination fees              $13,215      $12,844
 Gain from sales of loans            14,739       10,516
 Loan servicing fees                 14,068       12,740
 Amortization and impairment of
 servicing assets                     (669)      (6,740)
 Trading gains (losses)             (9,981)            0
 Net interest income                  5,699        4,648
 Provision for loan losses            (460)        (302)
 Gain on sale of servicing           12,126        9,956
 Other income                           525          379
 Net revenues                        49,262       44,041

 Salaries and benefits               24,020       21,474
 Other expenses                      15,211       13,020

 Income before tax                   10,031        9,547
 Income tax                           4,083        3,895
 Net income                           5,948       $5,652

 Return on average equity            21.70%       27.60%
 Mortgage loan closings          $1,776,895   $1,996,541


 Selected Operating Data:         March 31,     December 31,
                                       1999         1998

 Servicing portfolio            $10,892,953  $11,242,470
 Mortgage loans held for sale       330,711      555,197
 Mortgage servicing assets          125,316      113,131


       Mortgage banking activities are conducted by Irwin
Mortgage Corporation which originates, sells, and services residential mortgage loans throughout the United States.

      Net income for the first quarter was $5.9 million, up 5.2% from the same period in 1998. Rising interest rates resulted in a slow-down in refinance activity during the first quarter of 1999. Total mortgage originations were $1.8 billion, down 11.0% from the same period a year earlier. Refinanced loans originated in the first quarter of 1999 accounted for 47.9% of total originations, down from 55.1% during the same period in 1998. Despite the decline in loan originations, loan origination fees increased $0.4 million or 2.9% from the first quarter of 1998. This increase is a result of a lower proportion of originations being from loan refinancings which typically earn lower origination fees.

      Gains from the sales of mortgage loans were $14.7 million in the first quarter of 1999, up from $10.5 million in 1998. This increase was due to better market pricing than in the previous year as a result of a change in pricing strategy and less market volatility.

      Mortgage servicing fees increased $1.3 million or 10.4% from the first quarter of 1998. During the first quarter of 1999, the servicing portfolio contained a greater percentage of government loans which earn higher servicing fees than conventional loans. The servicing portfolio totaled $10.9 billion at March 31, 1999 compared with $11.2 billion at December 31, 1998.

      Revenues from the sale of mortgage servicing totaled $12.1 million, up $2.2 million or 21.8% from the same period a year earlier. The increase was primarily due to a sale of servicing related to $256.0 million of loans originated prior to the adoption of a new accounting standard in 1995. Because the loans were originated before the adoption of this standard, their value was not reflected on the balance sheet of the mortgage line of business. As a result, the sale generated a gain of $2.4 million.

      The rising interest rate environment caused a significant decrease in expenses related to the amortization and impairment of mortgage servicing assets, as the value of mortgage servicing assets increases when interest rates rise. Amortization and impairment totaled $0.7 million in the first quarter of 1999, down from $6.7 million in the previous year.

      During the first quarter of 1999, the mortgage bank made changes to its method of estimating the value of mortgage servicing assets. The first change involved modifying the way loans were segregated when evaluating them for impairment. The second change involved a different method of estimating prepayment speeds of loans in the servicing portfolio. Had these changes in methodology not occurred, the expenses related to amortization and impairment of servicing assets would have been $4.3 million lower than what was recorded.

      The improvement in mortgage servicing asset amortization and impairment was offset by $10.0 million of losses on hedging activities. At March 31, 1999, the mortgage bank had recorded on its balance sheet $0.8 million of options on treasury futures that were purchased to hedge the interest rate risk associated with mortgage servicing assets. The mortgage bank currently does not satisfy the criteria for "hedge accounting." As a result, options are accounted for as trading assets, and changes in fair value of the options are adjusted through earnings. The mortgage bank had no hedging instruments in the first quarter of 1998.

      Net interest income increased 22.6% or $1.1 million from the first quarter of 1998 due to higher levels of loans held for sale throughout the first quarter of 1999.

      Operating expenses increased 13.7% or $4.7 million from the first quarter of 1998. Salaries and employee benefits were $2.5 million higher than the previous year, reflecting a 17.5% increase in the number of employees from the first quarter of 1998 to the first quarter of 1999. Staffing levels had grown throughout 1998 to keep pace with increasing loan demand. Other increases in operating expenses include a $0.7 million increase in expenses related to the foreclosure of loans. As discussed further in the section on credit losses, the mortgage bank has seen an increase in nonperforming loans and other real estate owned which resulted in higher foreclosure costs.

Community Banking

Selected Financial Data (shown in thousands):

                                            Three months
                                           ended March 31,
                                           1999       1998
Selected Income Statement Data:

Net interest income                       $7,076     $6,005
Provision for loan losses                  (452)      (570)
Other income                               3,142      2,778
Operating expense                          7,081      5,738
Income before tax                          2,685      2,475
Income tax                                 1,020        928
Net income                                $1,665     $1,547

Return on average equity                  14.02%     15.95%


                                       March 31,   December 31,
Selected Balance Sheet Data:                1999       1998

Securities and short-term                $82,720    $62,411
investments
Loans and leases                         537,219    514,950
Allowance for loan losses                  6,858      6,680
Deposits                                 580,104    567,526


     Community banking activities are conducted by Irwin Union Bank through locations in eight counties in Indiana as well as offices in St. Louis, Missouri and Kalamazoo, Michigan. Net income was $1.7 million for the first quarter of 1999, up 7.6% from the same period a year earlier. Net interest income improved $1.1 million or $17.8% from 1998, reflecting a 25.1% increase in the loan portfolio from the first quarter of 1998. The growth results from the community bank's continued expansion into new markets. The provision for loan and lease losses was $0.5 million, down 20.7% from a year earlier.

     Following is an analysis of the community bank's net interest income and net interest margin computed on a tax equivalent basis:

For the Three
Months ended
March 31,                  1999                          1998

                  Average              Yield/   Average              Yield/
(In thousands)    Balance   Interest    Rate    Balance   Interest    Rate

Interest -
earning assets    $578,362  $12,032     8.44%   $514,123  $11,123     8.77%
Interest -
bearing           $483,655  $4,897      4.11%   $435,879  $5,044      4.69%
liabilities

Net interest          *     $7,135        *         *     $6,079        *
income

Net interest          *         *       5.00%       *         *       4.80%
margin

     Other income in the first quarter was up $13.1% to $3.1 million. Operating expenses increased 23.4% from the first quarter of 1998 to $7.1 million. The continued expansion of operations in new markets led to the increases in both other income and operating expenses.



Home Equity Lending

Selected Financial Data (shown in thousands):
                                           Three months
                                          ended March 31,
                                        1999          1998
Selected Income Statement Data:

Net interest revenue                    $4,962         $839
Gain on sale of loans                    4,863        4,822
Loan servicing income, net of
amortization of servicing assets           651          628
Trading gains                              235        1,364
Other income                               334          124
Total net revenues                      11,045        7,777
Operating expenses                       8,009        6,981
Pre-tax income                          $3,036         $796

                                      March 31,  December 31,
Other Selected Financial Data:             1999          1998

Home equity loans (portfolio and
held for sale)                         $177,829      $247,445
Interest-only strips                     41,946        26,761
Servicing portfolio                     633,832       581,241

      The home equity lending business originates home equity loans through direct mail and telemarketing and currently markets in 29 states. The home equity lending business recorded pre-tax income of $3.0 million during the first quarter of 1999, compared to $0.8 million in the first quarter of 1998.

      Net interest revenue was $4.1 million higher than the first quarter of 1998 due to increased loan outstandings during the period. As a result of delaying a fourth quarter 1998 securitization and higher loan production in the first quarter of 1999, average loans during the quarter were $233.4 million in the first quarter of 1999, up from $64.4 million in 1998.

      During the first quarter of 1999, the home equity lending business originated $95.0 million of loans, up 72.2% from the same period a year earlier. Gains from the securitization of loans totaled $4.9 million, up 0.9% from 1998.

      The home equity lending business services the loans it has securitized and collects an annual fee equal to 1% of the outstanding principal balance of the securitized loans.
Servicing fee income totaled $0.7 million in the first quarter of 1999, up 3.7% from a year earlier.

      Interest-only strips are carried at their market values which are determined using assumptions about the duration and performance of the securitized loans. At March 31, 1999, the assumed annual loss rates ranged from 0.25% to 2.00%, prepayment speeds ranged from 10% to 46% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. Included in income during the first quarter of 1999 was an unrealized trading gain of $0.2 million recorded to adjust the carrying value of interest-only strips to their market value. This compares to an unrealized gain of $1.4 million recorded in the same period in 1998.

      Operating expenses were $8.0 million in the first quarter of 1999, up 14.7% from 1998. The increase reflects the increased production activities of the company.


Parent Company (including Consolidating Entries)

      For the period ended March 31, 1999, the parent company recorded a net loss of $1.7 million compared with $0.9 million a year earlier. The parent company records the income tax expense or benefit generated at the home equity lending business until such time that all net operating losses are fully used. In the first quarter of 1999, the parent company recorded $1.2 million of income tax expense related to this line of business. During the same period a year earlier, the parent company recorded an expense of $0.3 million.


Consolidated Income Statement Analysis

     Net interest income for the first quarter of 1999 totaled
$17.9 million, up $3.9 million or 28.3% from the first quarter of 1998. The increase was the result of increased levels of loan outstandings throughout the Corporation.

     The loan loss provision was $1.2 million for the first quarter of 1999, compared to $1.6 million for the same period in 1998. Please refer to the section on credit risk for further discussion.

     Noninterest income was $54.6 million, up $4.7 million from 1998. Gains from the sale of loans at the mortgage bank and home equity lending business were $5.6 million higher than the previous year, and net servicing revenues were $7.5 million higher. However, these improvements were partially offset by mark-to-market adjustments on trading assets which resulted in a $9.7 million net trading loss in 1999, compared with a $1.4 million net trading gain in 1998.

      Operating expenses also increased in 1999 as the first quarter was up $5.9 million or 12.0% from 1998. This increase is due to the increased loan production activities throughout the Corporation.

     The effective income tax rate for the Corporation was 40.5% in the first quarter of 1999 compared to 40.9% in 1998.



Consolidated Balance Sheet Analysis

     Total assets of the Corporation at March 31, 1999 were $1.6 billion, down from December 31, 1998 total assets of $1.9 billion. The decrease was due to a decline in loans held for sale which totaled $616.3 million at March 31, 1999, down from $936.8 million at the end of 1998 as a result of mortgage and home equity loan sales during the first quarter of 1999. The decrease in assets was accompanied by a decrease in short-term borrowings of $245.5 million. Deposits totaled $949.3 million at March 31, 1999, down $59.8 million from December 31, 1998. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $327.2 million at March 31, 1999, down from $399.6 million at December 31, 1998.

     Shareholders' equity grew to $153.6 million, or $7.08 per share, a 5.7% increase over the $145.2 million, or $6.70 per share at the end of 1998. The Corporation's equity to assets ratio ended the quarter at 9.42%, compared to 7.46% at the end of 1998.

     Prior to the adoption of a new mortgage banking standard in the second quarter of 1995, authoritative accounting guidance precluded recognition of the full value of mortgage servicing assets to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standard, the Corporation's mortgage loan servicing portfolio represents substantial economic value which is not recorded on the balance sheet. Management estimated this value to be approximately $53.0 million or $2.42 per share at March 31, 1999. The estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero as the underlying loans pay off.



Credit Risk

     The assumption of credit risk is a key source of earnings for the community banking and home equity lending businesses. In addition, the mortgage banking business assumes credit risk despite the fact that most mortgages are typically secured.

     The community banking and home equity lending businesses manage credit risk through the use of lending policies and credit analysis and approval procedures. Loans over a certain size are reviewed prior to approval by a loan committee.

     An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. It is based on management's judgement combined with a quantitative process of evaluation and analysis. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans and mortgage loans are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these specific loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience.

      Loans that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans previously charged off.

      At March 31, 1999, the allowance for loan losses as a percentage of total loans was 1.79%, compared to 1.78% at December 31, 1998. For the three months ended March 31, 1999, the provision for loan losses totaled $1.2 million, 26.7% lower than the amount recorded in the first quarter of 1998. This decrease corresponds with a reduction of net charge-offs which totaled $438.6 thousand as compared to $525.0 thousand in 1998.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $16.0 million or 0.98% of total assets as of March 31, 1999, up from $15.4 million or 0.79% at December 31, 1998 and $9.5 million or 0.64% at December 31, 1997.

      Although most mortgage loans are either government-insured or conform to the underwriting guidelines of the government-sponsored agencies that support the secondary mortgage market, the mortgage bank has credit risk on those loans that do not receive government insurance or that must be repurchased from agencies due to lack of conformity to underwriting guidelines.
In recent years, the government-sponsored agencies which provide credit enhancement on the loans underwritten by the mortgage bank have become more stringent in their adherence to their right to seek recourse from the originator of loans. In addition, during periods of high origination volume such as in recent quarters, due to delays in gathering documentation required for submission to the insuring agencies, the mortgage bank experiences an increase in the number of new loans which do not qualify for insurance prior to the borrower's first 30-day delinquency. As such, the mortgage bank has had an increase in the number of loans it has repurchased from or been unable to submit to the agencies and other investors. This has resulted in an increase in the nonperforming loans and other real estate owned at the mortgage bank. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.



Nonperforming Assets   March 31,   December 31,   December 31,
(In Thousands)               1999           1998           1997

Accruing loans past
due
90 days or more:
     Real Estate               $0           $291           $534
     Commercial               234            252            382
     Consumer                 101             89             86
          Subtotal           $335            632          1,002

Nonaccrual loans:
     Real Estate           10,945          9,570          5,333
     Commercial             1,128          1,052            777
     Leasing                   64            426            506
     Consumer                 202            174             63
          Subtotal         12,339         11,222          6,679
Total nonperforming       $12,674        $11,854          7,681
loans

Other real estate           3,308          3,506          1,828
owned

Total nonperforming
assets                    $15,982        $15,360         $9,509

Nonperforming assets
to                          0.98%          0.79%          0.64%
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


Interest Rate Risk

     Interest rate risk refers to the potential for changes in market rates of interest to cause changes in net interest income and in the market value of assets and liabilities.

      The Asset-Liability Management Committee of the community bank monitors the repricing structure of both assets and liabilities over various time horizons. Exposure to changes in interest rates is evaluated by modeling the repricing characteristics of the community bank's portfolio under multiple rate scenarios. Rate sensitivity at the community bank can typically be managed by controlling the maturity of loans, securities, and deposits. The community bank may also use financial futures or interest rate swaps from time to time. Formal policies approved by the community bank's Board of Directors ensure that exposure to changes in net interest revenues is maintained within acceptable levels.

      The mortgage banking business assumes a form of interest rate sensitivity by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are also held temporarily until a pool is formed. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk. The policy at the home equity lending business is to match-fund all loan assets. The mortgage bank and the home equity business are also exposed to interest rate risk through their ownership of servicing assets and other retained interests resulting from securitization. The companies manage their risk using a variety of techniques including: maintaining a strong production operation which offsets the interest rate risk, selective sales of servicing rights, and the use of financial hedges. In some cases, the Corporation uses internal hedges to allow for risk characteristics of one line of business to offset those of another line.

      The following table shows in summary form the Corporation's interest rate sensitivity based on expected interest rate repricing intervals for the balance sheet as of March 31, 1999 (a "gap" analysis). Fixed rate assets and liabilities are analyzed based on their expected maturities which reflect estimated prepayment characteristics, rather than their maximum contractual maturities. For example, the majority of 30-year adjustable rate residential mortgages held in the portfolio of Irwin Union Bank are included in the "3 months to 1 year" category since that is the time frame over which the assets will reprice. Some items, such as certain deposit accounts, especially those associated with the escrows on the mortgage servicing assets, are non-interest bearing, but will vary in balance due to interest rate changes. Since the Corporation relies on such accounts in its operations and would need to replace them with "at market" liabilities should the non-interest bearing ones be unavailable, they are included in the gap table an in simulations based on their expected maturities over interest rate cycles.

      As the table shows, the consolidated one-year gap at March
31, 1999, was a positive $170.3 million. This compares to a positive gap of $135.0 million at December 31, 1998.


                   Within     4-12      1-5      Over 5   Total
                     3       Months    Years     Years
                   Months
(In Thousands)

Assets:
Interest-bearing
deposits with      $17,284      $836      $198        $0   $18,318
banks
Federal Funds       12,000         0         0         0    12,000
Sold
Trading assets      30,986     3,501     6,212     2,073    42,772
Taxable
investment          19,159     9,765     6,412     5,880    41,216
securities
Tax-exempt
investment
securities             500         0       217     4,490     5,207

Loans held for     489,463    32,802    67,729    26,308   616,302
sale
Loans, net of
unearned
income             343,559    18,373    99,511   109,430   570,873

Total interest-
earning assets     912,951    65,277   180,279   148,181 1,306,688


 Liabilities:
Non-interest
bearing deposits    11,740    29,469    91,921   268,347   401,477

Money Market
checking            17,093         0    51,278    29,106    97,477
Money Market         1,456         0     5,094         0     6,550
savings
Regular savings     21,007     1,609     8,580     6,630    37,826
Time deposits      239,485    88,911    77,356       388   406,140
Short-term
borrowings         361,509    35,657     2,057         0   399,223
Long-term debt           0         0     2,719         0     2,719
Total interest-
bearing            652,290   155,646   239,005   304,471 1,351,412
liabilities
Trust preferred
securities               0         0         0    50,000    50,000

Interest
sensitivity gap    260,661  (90,369)  (58,726)  (206,290)  (94,724)


Cumulative
interest          $260,661  $170,292  $111,566  $(94,724)  $(94,724)
sensitivity gap


      Since the gap was positive at March 31, 1999, it means that the Corporation's net interest income was positioned to benefit from rising rates, or to be harmed by declining rates. While traditional interest rate risk focuses on the changes in net interest income due to interest rate changes, the Corporation engages in other activities which are also affected by interest rate changes. Principal among these activities are mortgage loan origination and servicing. Through the use of simulations using regression modeling, option-adjusted valuation techniques for estimating expected customer behavior, and Monte-Carlo based cash flow simulation, the Corporation attempts to analyze and mitigate total interest rate risk, that associated with both net interest income and non-interest income. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing assets. Management attempts to monitor this exposure to traditional interest rate risk as well as interest rate influences on production and servicing value in a comprehensive manner.

      The following table shows management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of March 31, 1999, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. It does not take into account the book values of the Corporation's non-interest sensitivity assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates.

      As noted above, the analysis is based on discounted cash flows over the remaining estimated lives of the financial instruments. The total measurement of the Corporation's exposure to interest rate risk as presented in the following table may not be representative of the actual values which might result from a higher or lower rate environment. Such environments would likely result in different lending and borrowing strategies by the Corporation, designed in part to further mitigate the effect on the value of, and the net earnings generated from the Corporation's net assets from any change in interest rates.

      The figures suggest, based on balance sheet and off balance sheet financial assets, that the present value of the Corporation's interest-sensitive assets and liabilities would decline in a falling rate environment and increase in a rising rate environment. The magnitude and direction of the present value rate sensitivity is largely unchanged from fourth quarter 1998, with the exception of the impact of rising rates on mortgage servicing assets. The Corporation's book value of servicing assets was capped below estimated market value as of March 31, 1999, due to the accounting principle which requires servicing assets to be carried at the lower of their cost or market value. The following table shows these assets uncapped (i.e. at estimated market value rather than book value.) This, in turn, limited the degree to which estimated market values would increase in rising rate environments.

      As previously noted, this present value sensitivity analysis does not account for potential earnings the Corporation would recognize due to strategic initiatives it would undertake if the interest rate scenarios model occurred, nor does it reflect activities not traditionally measured as financial assets or liabilities. Principal among these activities for the Corporation would be the change in mortgage loan production and the earnings stream the Corporation derives therefrom.





                       PRESENT
                        VALUE
                        ($000)
                       AT MARCH
                       31, 1999
                         -2%       -1%     CURRENT    +1%        +2%

Interest Sensitive
Assets

Interest-bearing        $17,058   $17,052  $17,048   $17,044    $17,039
deposits with banks
Federal Funds Sold        5,070     5,070    5,070     5,070      5,070
Taxable investment       93,827    93,301   93,475    94,143     95,033
securities
Tax - exempt              5,596     5,394    5,202     5,019      4,845
investment securities
Mortgages held for      628,269   625,645  633,479   619,306    615,493
sale
Mortgage Servicing       71,045   111,133  163,431   188,144    203,203
Rights
Loans, net of           641,003   629,361  617,869   606,421    595,082
unearned discount

Total Interest        1,461,868 1,486,956 1,535,574 1,535,147  1,535,765
Sensitive Assets

Interest Sensitive
Liabilities

Non-Interest Bearing    393,064   393,008  392,957   392,991    392,863
Deposits
Money Market Checking   117,877   117,779  117,683   117,588    117,492
Money Market Savings      6,715     6,710    6,704     6,699      6,693
Regular Savings         111,860   111,769  111,677   111,587    111,496
Time Deposits           317,897   315,579  313,315   311,110    308,967
Short term borrowings   374,689   374,530  374,371   374,212    374,055
Long Term Debt           66,134    61,185   57,372    54,434     52,135

Total Interest        1,388,236 1,380,560 1,374,079 1,368,621  1,363,701
Sensitive Liabilities

Interest Sensitive        9,830     5,505    1,410       971      1,439
Off Balance Sheet
Items
Net Sensitivity as of   $83,462  $111,901 $162,905  $167,497   $173,503
March 31, 1999
Potential Change      ($79,443) ($51,004)             $4,592    $10,598

Net Sensitivity as of   $50,666   $78,781 $103,290  $126,155   $140,238
December 31, 1998
Potential Change      ($52,624) ($24,509)            $22,865    $36,948




Derivative Financial Instruments

      The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. The economic value of mortgage servicing assets are hedged using options on treasury futures. At March 31, 1999, these options had a fair value of $0.8 million and a net notional amount (which does not represent the amount at risk) of $1.5 billion, consisting of $750.0 million of long positions and $750.0 million of short positions. Interest-only strips are hedged using interest rate caps which had a fair value of $0.6 million at March 31, 1999, and a notional amount of $61.4 million. Options on treasury futures and interest rate caps are classified as trading assets on the balance sheet and carried at their market values. Adjustments to market values are recorded as net trading gains or losses on the income statement. In the first quarter of 1999, the Corporation recorded $10.0 million of trading losses related to these derivative products. No gains or losses were reported in the first quarter of 1998.



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


                    Ratio
                 Required to
                     be
                 Considered  March 31,   December     December
                    Well-      1999      31, 1998     31, 1997
                 Capitalized
Equity to                n/a     9.42%        7.46%        8.55%
Assets
Risk-Based             10.0%    12.42%       12.25%       14.85%
Capital
Tier I Capital          6.0%    12.70%       11.63%       13.56%
Tier I Leverage         5.0%    11.97%       10.51%       12.06%



Year 2000 Readiness

The Corporation is actively addressing its exposure to the Year 2000 issue and has four teams focusing on the issue (one at each of its three principal operating entities and at the parent company). The Corporation has developed a seven-stage project plan to achieve Year 2000 readiness by June 30, 1999, that includes: (i) an awareness campaign throughout the Corporation to raise the level of importance and attention beyond that of a typical "information technology" issue; (ii) assessment of the Corporation's Year 2000 problem, including contract review, a technical audit and an estimation of remediation costs; (iii) remediation of non-compliant systems through repairs, upgrades or replacements of computer programs and chips; (iv) testing of the Corporation's systems for Year 2000 compliance; (v) development of contingency plans to continue processes in the event of Year 2000 readiness failure by the Corporation or parties on whom it is dependent; (vi) implementation of the remediated systems; and
(vii) auditing after January 1, 2000, of the completed processes for post-year 2000 compliance. The Corporation has engaged a leading technology-consulting firm to increase its level of confidence that the methods and standards it employs to address the Year 2000 issue are appropriate and comprehensive. The entire project is overseen by a Year 2000 Steering Committee which includes the Corporation's Chairman, President, and those in charge of Information Technology (IT) at each entity.

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

Progress

The Corporation is currently in varying stages of the testing, implementation, and contingency planning steps of its project and is generally on target to meet the milestones necessary to achieve Year 2000 readiness by June 30, 1999. However, as noted in the graphs below which illustrate current project progress against the work plan for each of the Corporation's principal entities, there have been some delays in the testing phase of the project. In general, this is the result of delays brought upon by reliance on third parties who are late in their delivery of remediated programs and/or test documentation. The Corporation is paying close attention to this issue as it is approaching the point where it would not have time to change vendors if these issues are not resolved. When certain elements of the project plan are unexpectedly delayed, the Corporation has accelerated progress on other areas of the project.

Costs

The Year 2000 project has required a reallocation of business resources from other areas of the Corporation. However, to date, the consolidated cost of the project has not been material to the overall financial results of operations, liquidity, or capital, nor does the Corporation believe it will be material throughout the duration of the project. Additionally, the Corporation does not believe that the reallocation of resources necessary to address the Year 2000 issue has resulted in a material adverse change in the Corporation's ability to address other information technology projects critical to the Corporation's growth. The Corporation has incurred and expensed approximately $1.9 million pre-tax on the Year 2000 project since its inception. These costs have been funded through operating cash flows. The total cost of the project over the period 1997 to 2000 is anticipated to be in the range of $3.4 million pre-tax, excluding incentive stock-based compensation valued at approximately $311 thousand at the time of grant. The Corporation cannot guarantee that the current estimate of $3.4 million will be adequate to complete the project. If the costs increase significantly beyond the current estimate, it could have a material adverse affect on the Corporation's financial results. The graph below illustrates the amounts expensed on the project to date (excluding the cost of options which are not expensed under GAAP) and on a pro forma basis through 1999 and contains forward-looking estimates.

Year 2000 Project-Irwin Financial Consolidated
As of March 31, 1999
Pre-tax Costs in $000

1997--Actual    $119
1998--Actual    1317
1999--YTD       511
1999 *          1,934

* Estimate as of March 31, 1999.


Risks

Financial services require exact calculations and prompt delivery. If the Corporation's products are not accurate and timely, it increases its exposure to risks such as client service failure, regulatory compliance problems and disruption of third party operations when it interacts with others. The Corporation expects to implement the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. To achieve this goal, the Corporation is reliant upon its information system vendors to provide Year 2000 compliant systems sufficiently before December 31, 1999, to allow ample time to test the systems. The Corporation cannot guarantee that all of its key suppliers will achieve Year 2000 compliance in a timely manner. The failure of the Corporation's vendors to successfully address the Year 2000 issue in a timely manner could have a material adverse effect on the Corporation's ability to successfully address its Year 2000 issue. Certain of the Corporation's vendors are late in delivering test documentation. In addition, if the Year 2000 issue adversely affects the Corporation's customers, this in turn could have a material adverse effect on the Corporation's ability to collect and service outstanding loans. Finally, even if the Corporation's internal operations and customers are Year 2000 compliant, the Corporation's operations can be materially adversely affected if agencies and third parties with which the Corporation interacts fail to address the Year 2000 issue successfully.

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


Progress

The progress of this team in meeting the seven-stage requirements of its project plan to achieve Year 2000 readiness by June 30, 1999, is shown below.

Year 2000 Project-Irwin Financial (parent only)
As of March 31, 1999
Percent Completed

                        Target          Actual        Projected
                        Completion *    Completion    Actual
                                                      Completion
                                                      Date

Post-2000 Audit          0               0             During 2000
                                                       and 2001
Implementation          50              50             2Q99
Contingency             25              25             On-going
Planning
Testing                 100             95             2Q99
Remediation             100             100            Done
Assessment              100             100            Done
Awareness               100             100            Done

* Target is original plan to achieve Year 2000 Readiness by June
30, 1999.


Costs

The parent company has expended approximately $157 thousand pre-tax since inception of the Year 2000 project. The graph below indicates the amounts expensed on the project to date and on a pro forma basis through 1999.

Year 2000 Project-Irwin Financial (parent only)
As of March 31, 1999
Pre-tax Costs in $000

1997-Actual     $33
1998-Actual     103
1999-YTD        22
1999 *          115

*  Estimate as of March 31, 1999.


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


Contingency Plans

A contingency planning team has been identified and business processes have been assigned to members of that team. Contingency plans for all of the highest priority systems are expected to be complete by June 30, 1999. All contingency plans are expected to be substantially complete by August 31. As part of the planning process estimates will be made as to the exact manner in which the company would address likely worst case scenarios, including the financial or operational impact of such scenarios.


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

1. IMC has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications.
2. IMC depends on several key business partners to successfully conduct operations (e.g., Government Sponsored Enterprises [GNMA, FNMA, and FHLMC], private investors, title companies, mortgage brokers).
3. IMC needs a properly operating infrastructure (i.e. power, communications, transportation) in order to effectively conduct business.

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


Progress

At present, IMC is generally on schedule with its existing plan to achieve Year 2000 readiness by June 30, 1999. The first three phases of the plan (awareness, assessment, and remediation) have been completed. The company is now well into the testing and implementation phases of the initiative. Testing has involved internal application validation in the IMC Y2K test laboratory as well as participation in the Mortgage Bankers Association Year 2000 Inter-Industry Test. IMC has participated in the mandatory test transactions set forth by FNMA, FHLMC, and GNMA. The implementation phase of this initiative has been substantially completed with the implementation into production of the Y2K-ready version of IMC's loan servicing system.


Year 2000 Project-Irwin Mortgage
As of March 31, 1999
Percent Completed
                    Target         Actual        Projected
                    Completion*    Completion    Actual
                                                 Completion Date

Post-2000 Audit     0              0             During 2000 and
                                                 2001
Implementation      80             90            2Q99
Contingency         30             65            On-going
Planning
Testing             100            75            2Q99
Remediation         100            100           Done
Assessment          100            100           Done
Awareness           100            100           Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

IMC has expended approximately $1.46 million pre-tax since inception on the Year 2000 project. The graph below indicates the amounts expensed in the project to date and on a pro forma basis through 1999.

Year 2000 Project-Irwin Mortgage
As of March 31, 1999
Pre-tax Costs in $000

1997--Actual    $40
1998--Actual    1,046
1999--YTD       382
1999 *          1,441

* Estimate as of March 31, 1999.


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



Contingency Plans

The company is making progress toward completing its contingency planning efforts. Its approach is to review the most important business processes that were identified in the assessment phase and work with the key personnel to develop alternative plans in case the Year 2000 readiness efforts fail. IMC has identified 13 business functions that require contingency planning work and has developed plans for 9 of them. Once a plan is developed the teams work with internal audit in order to validate the contingency plan.


Irwin Union Bank

Irwin Union Bank & Trust (the Bank) is engaged in providing consumer and commercial banking, trust, insurance and brokerage services. The Year 2000 technology compliance issue poses a significant challenge to the organization as technology has been integrated with all major business processes. The methodology is based on the Corporation's seven-stage implementation plan. The Bank is scheduled to complete all Year 2000 technology testing by the end of June 1999.


Scope

Recognizing the impact of non-compliance, the Bank began a formalized compliance program in 1997. The Bank has adopted the same seven-phase plan to achieve readiness used by the Corporation as discussed above. The Bank participates with the Corporation's Steering Committee. The Bank's plan includes computer hardware, software, and environmental systems.

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

Progress

The Bank involved over 25 staff members to participate in Year 2000 technology discussions, vendor appraisals and compliance testing. A multi-level testing strategy has been deployed within the Bank. Depending on the level of vendor and third party testing, the Bank has determined whether additional testing is warranted. For those applications that were certified by either a third party or vendor, the Bank has requested and reviewed the test results and scripts. An exception to this policy of reviewing the testing procedures of others was deemed necessary for those applications that were critical to the Bank's continued operation. These "Hot List" technologies were, or are currently in process of being tested by the Bank staff using either proxy testing, vendor scripts, or actual date scenario testing with internally developed scripts.

The testing procedures for third party providers are more challenging for the Bank to assess Year 2000 compliance. The Bank has two critical technologies that are provided through a service bureau environment: retail brokerage, trust and employee benefits account processing. The vendors of these services are both industry-leading providers who have committed significant resources to ensure Year 2000 compliance. The providers have documented their efforts to the Bank through ongoing disclosure of testing plans and results. Both the retail brokerage and trust service providers have provided testing results indicating full compliance. The review of the employee benefits vendor testing is currently in progress and is expected to be completed by May, 1999. In addition, the Bank must install an updated version of its loan origination software. Once implementation is complete, the application's compliance will be confirmed through internal testing.

The Bank's progress against each stage of its plan is shown below.

Year 2000 Project-Irwin Union Bank
As of March 31, 1999
Percent Completed
                    Target          Actual         Projected
                    Completion*     Completion     Actual
                                                   Completion Date

Post-2000 Audit     0               0              During 2000 and
                                                   2001
Implementation      90              90             2Q99
Contingency         95              95             On-going
Planning
Testing             100             95             2Q99
Remediation         100             100            Done
Assessment          100             100            Done
Awareness           100             100            Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

The focus on commercial off-the-shelf applications has allowed the Bank to avoid major programming costs that are required with proprietary systems. However, the impact of testing existing systems has added significant time requirements to the Bank's IT department. In 1998, the Bank added a fifth IT professional to allow the department to support its 350 users while conducting Year 2000 activities. In addition, the Bank has incurred expense in the replacement and repair of specific non-compliant systems. To date, expenditures for the Year 2000 effort have totaled $229 thousand. The graph below illustrates the estimated total cost of the project for the Bank.

Year 2000 Project-Irwin Union Bank
As of March 31, 1999
Pre-tax Costs in $000

1997--Actual         $46
1998--Actual         98
1999--YTD            77
1999 *               165

* Estimate as of March 31, 1999.

Risks

The impact of specific technologies utilized by the Bank not being Year 2000 compliant could be significant, although the risk has not yet been quantified by the Bank. The inability to process, reconcile and report customer account information could create concern for the safety and security of the customer funds. However, customer funds which are eligible for FDIC insurance will continue to be insured against loss regardless of any Year 2000 disruption.


Contingency Planning

The Bank's contingency planning approach identifies core processes, and corresponding critical activities, to develop alternative approaches to accomplishing the desired outputs. The bank has formed teams comprising of the departmental managers and members of the IT department to evaluate the impact of technology non-compliance for each critical process. Each team is then responsible for preparing a contingency plan that provides alternative operating procedures in the case of technology non-compliance. The IT manager of the Bank is responsible for collecting the contingency plans and ensuring completeness. At present, the Bank is about ninety percent complete with its contingency planning process.

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

When compiling the plan, all functions of the organization were considered, including computer software, hardware, data communications, environmental facilities, third party vendors, and other companies with whom data is exchanged. IHE's team to manage the Year 2000 effort consists of individuals representing Senior Management, Information Systems, Networks, Loan Origination, Loan Servicing, Accounting, and Finance. In addition, Telecommunications, Building, and Office Services are involved in various phases of the project. A full time project manager oversees the effort and IHE participates on the Corporation's Steering Committee.


Progress

The company identified its mission critical applications and is proceeding on schedule with testing of those modules first. Applications were considered mission critical if they have an impact on customers or could have a negative impact on the continued operation of the company.

The company has completed the installation of the remediated versions of software for all of its mission critical applications. Conversion to a new Loan Servicing System was completed in late March. Since this application is housed at the vendor's service bureau, the company will rely on proxy test results to validate Year 2000 readiness. The vendor for this application is an industry leading provider who has committed significant resources to Year 2000 compliance.

The progress of the IHE Year 2000 team in meeting the requirements of its project plan to achieve Year 2000 readiness by June 30, 1999, is shown below.

Year 2000 Project-Irwin Home Equity
As of March 1, 1999
Percent Completed
                   Target         Actual         Projected
                   Completion*    Completion     Actual
                                                 Completion Date

Post-2000 Audit    0              0              During 2000 and
                                                 2001
Implementation     100            100            Done
Contingency        25             20             On-going
Planning
Testing            100            90             2Q99
Remediation        100            100            Done
Assessment         100            100            Done
Awareness          100            100            Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

Few direct Year 2000 costs have been expended to date, since all software and hardware upgrades were planned as part of our normal business plan. Year 2000 costs have largely been limited to internal staff time. Costs directly associated with the Year 2000 remediation have thus far totaled $102 thousand. Those costs and anticipated future costs for the project are displayed below.

Year 2000 Project-Irwin Home Equity
As of March 31, 1999
Pre-tax Costs in $000

1997--Actual
1998--Actual    $72
1999--YTD       30.2
1999 *          213

* Estimate as of March 31, 1999.


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


Contingency Plans

IHE is in the early stages of its contingency planning phase for Year 2000. It has determined that the most likely worst case scenario would be environmental in nature (lack of power, telephone, data center communications). As contingency planning progresses, the company will complete a detailed plan addressing the potential impact a Year 2000 compliance failure by it or its service providers could have on the company.


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



                              IRWIN FINANCIAL CORPORATION


                              By: /s/ Thomas D. Washburn
                                  ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: /s/ Marie S. Ameis
                                  _________________________
                                  Marie S. Ameis
                                  Corporate Controller
                                  (Chief Accounting Officer)