Form 10-Q/A
period 1999-03-31
IRWIN FINANCIAL CORPORATION
filed 1999-06-04
CIK 52617

Irwin Financial Corporation amends its Form 10-Q filed for the quarter ending March 31, 1999. The amended entry is flagged with an "*" at the beginning and end.



Derivative Financial Instruments

      The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. The economic value of mortgage servicing assets are hedged using options on treasury futures. At March 31, 1999, these options had a fair value of $0.8 million and a notional amount (which does not represent the amount at risk) of *$337.5 million.* Interest-only strips are hedged using interest rate caps which had a fair value of $0.6 million at March 31, 1999, and a notional amount of $61.4 million. Options on treasury futures and interest rate caps are classified as trading assets on the balance sheet and carried at their market values. Adjustments to market values are recorded as net trading gains or losses on the income statement. In the first quarter of 1999, the Corporation recorded $10.0 million of trading losses related to these derivative products. No gains or losses were reported in the first quarter of 1998.


                          SIGNATURE

     Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



June 4, 1999                  IRWIN FINANCIAL CORPORATION





                                 /s/ Marie S. Ameis
                                 Corporate Controller
                                 (Chief Accounting Officer)