Form 10-Q
period 1999-06-30
IRWIN FINANCIAL CORPORATION
filed 1999-08-12
CIK 52617

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549
                            FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the quarterly period ended  June 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the transition period from                   to

Commission file number   0-6835

                          IRWIN FINANCIAL CORPORATION
          (Exact name of registrant as specified in its charter)

INDIANA                                                35-1286807
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                      Identification No.)

           500 Washington Street, Columbus, IN  47201
            (Address of principal executive offices)
                           (Zip Code)

                          812/376-1680
           __________________________________________
       Registrant's telephone number, including area code)
       (Former name, former address and former fiscal year
                  if changed since last report)

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

Yes        No

As of July 31, 1999, there were outstanding 21,667,110 common shares, no par value, of the Registrant.


                           PART I

                           Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)                                         June 30,         December 31,
Assets:                                                                     1999               1998
Cash and due from banks                                                         $56,960          $68,942
Federal funds sold                                                                1,900            8,580
   Cash and cash equivalents                                                     58,860           77,522
Interest-bearing deposits with financial institutions                            28,444           18,441
Trading assets                                                                   47,589           32,148
Investment securities  (Market value: $44,599
in 1999 and $48,537 in 1998)-Note 2                                              44,501           48,055
Loans held for sale - Note 3                                                    575,147          936,788
Loans and leases, net of unearned income - Note 4                               613,087          556,991
 Less: Allowance for loan and lease losses - Note 5                              (9,812)          (9,888)
                                                                                603,275          547,103
Servicing assets  - Note 6                                                      134,925          117,129
Accounts receivable                                                              54,934           71,087
Accrued interest receivable                                                       6,767           13,071
Premises and equipment                                                           21,711           21,382
Other assets                                                                     44,720           50,418
                                                                             $1,620,873       $1,933,144
Liabilities and Shareholders' Equity:
Deposits
   Noninterest-bearing                                                         $385,718         $477,724
   Interest-bearing                                                             418,864          389,516
   Certificates of deposit over $100,000                                        103,521          141,971
                                                                                908,103        1,009,211
Short-term borrowings- Note 7                                                   435,669          644,861
Long-term debt- Note 8                                                            2,483            2,839
Other liabilities                                                                73,834           83,001
Total liabilities                                                             1,420,089        1,739,912

Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust- Note 9                               48,034           47,999

Shareholders' equity
   Preferred stock, no par value - authorized
      4,000,000 shares; none issued                                                  --               --
   Common stock; no par value - authorized 40,000,000 shares;
      issued 23,402,080 shares in 1999 and 1998; including
      1,860,843 and 1,729,324 shares in treasury in 1999 and 1998,
      respectively                                                               29,965           29,965
   Additional paid-in capital                                                     1,519            2,595
   Unrealized gains (losses) on investment securities                                (9)              85
   Retained earnings                                                            156,655          142,232
                                                                                188,130          174,877
   Less treasury stock, at cost                                                 (35,380)         (29,644)
   Total shareholders' equity                                                   152,750          145,233
                                                                             $1,620,873       $1,933,144

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                                                     Three Months Ended
                                                                                            June 30,
(In thousands, except for per share)                                        1999               1998
Interest income:
 Loans and leases                                                               $12,538          $13,976
 Investment securities:
   Taxable                                                                          982              878
   Tax-exempt                                                                        69               80
 Loans held for sale                                                             14,883           13,255
 Trading Account                                                                  1,589              565
 Federal funds sold                                                                 274               67
    Total interest income                                                        30,335           28,821
Interest expense:
 Deposits                                                                         5,751            6,055
Borrowings                                                                        6,802            6,076
    Total interest expense                                                       12,553           12,131
 Net interest income                                                             17,782           16,690
 Provision for loan and lease losses - Note 5                                     2,330            1,056
 Net interest income after provision for
    loan and lease losses                                                        15,452           15,634
Other income:
 Loan origination fees                                                           12,613           14,037
 Gain from sales of loans                                                        16,098           18,885
 Loan servicing fees                                                             15,943           13,624
 Amortization and impairment of servicing assets                                  4,573            7,954
   Net loan administration income                                                11,370            5,670
 Gain on sale of mortgage servicing                                              10,214           10,057
 Trading gains (losses)                                                            (639)            (972)
 Brokerage fees and commissions                                                     411              292
 Trust fees                                                                         544              560
 Service charges on deposit accounts                                                445              394
 Insurance commissions, fees and premiums                                         1,019              466
 Other                                                                            1,444              714
                                                                                 53,519           50,103
Other expense:
 Salaries                                                                        28,808           28,792
 Pension and other employee benefits                                              4,511            4,062
 Office expense                                                                   3,058            3,159
 Premises and equipment                                                           5,804            4,602
 Marketing and development                                                        2,337            3,035
 Other                                                                           10,305            9,239
                                                                                 54,823           52,889
Income before income taxes                                                       14,148           12,848
Provision for income taxes                                                        5,361            4,628
                                                                                  8,787            8,220
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                             1,174            1,174
Net income available to common shareholders                                       $7,613           $7,046

 Earnings per share of common stock available to shareholders:
 Basic - Note 10                                                                   $0.35            $0.32
 Diluted - Note 10                                                                 $0.35            $0.32
 Dividends per share of common stock                                               $0.05            $0.04

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
                                                                                     Six Months Ended
                                                                                              June 30,
(In thousands, except for per share)                                        1999               1998
Interest income:
 Loans and leases                                                               $24,197          $30,389
 Investment securities:
   Taxable                                                                        1,987            1,617
   Tax-exempt                                                                       141              155
 Loans held for sale                                                             32,447           23,484
 Trading Account                                                                  2,875            1,728
 Federal funds sold                                                                 417              414
    Total interest income                                                        62,064           57,787
Interest expense:
 Deposits                                                                        11,413           11,372
Borrowings                                                                       14,943           15,617
    Total interest expense                                                       26,356           26,989
 Net interest income                                                             35,708           30,798
 Provision for loan and lease losses - Note 5                                     3,531            2,674
 Net interest income after provision for
    loan and lease losses                                                        32,177           28,124
Other income:
 Loan origination fees                                                           26,028           27,009
 Gain from sales of loans                                                        37,635           34,863
 Loan servicing fees                                                             31,375           27,501
 Amortization and impairment of servicing assets                                  5,632           14,923
   Net loan administration income                                                25,743           12,578
 Gain on sale of mortgage servicing                                              22,340           20,013
 Trading gains (losses)                                                         (10,386)             392
 Brokerage fees and commissions                                                     763              510
 Trust fees                                                                       1,120            1,106
 Service charges on deposit accounts                                                847              798
 Insurance commissions, fees and premiums                                         1,507              863
 Other                                                                            2,569            1,806
                                                                                108,166           99,938
Other expense:
 Salaries                                                                        57,407           54,296
 Pension and other employee benefits                                              9,984            8,505
 Office expense                                                                   6,415            6,079
 Premises and equipment                                                          11,472            9,321
 Marketing and development                                                        5,138            6,326
 Other                                                                           19,518           17,569
                                                                                109,934          102,096
Income before income taxes                                                       30,409           25,966
Provision for income taxes                                                       11,475            9,507
                                                                                 18,934           16,459
Distribution on company-obligated mandatorily
  redeemable preferred securities of subsidiary trust                             2,349            2,349
Net income available to common shareholders                                      $16,585          $14,110

 Earnings per share of common stock available to shareholders:
 Basic - Note 10                                                                   $0.77            $0.65
 Diluted - Note 10                                                                 $0.76            $0.64
 Dividends per share of common stock                                               $0.10            $0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)
                                                              Unrealized
                                                            Gains/Losses              Additional
                                               Retained    on Investment     Common      Paid in   Treasury
                                  Total        Earnings       Securities      Stock      Capital      Stock
(In thousands)
Balance at April 1, 1999             153,566    150,119               44     29,965        2,881    (29,443)
Comprehensive Income:  Note 1
  Net Income                                      7,613
  Other Comprehensive Income                                         (53)
    Total                              7,560
Cash dividends                        (1,077)    (1,077)
Purchase of treasury stock            (7,119)                                                        (7,119)
Sales of treasury stock                 (180)                                             (1,362)     1,182
Balance June 30, 1999                152,750    156,655               (9)    29,965        1,519    (35,380)

Balance at April 1, 1998             130,097    121,606               62     29,965          986    (22,522)
Comprehensive Income:  Note 1
  Net Income                                      7,046
  Other Comprehensive Income
    Total                              7,046
Cash dividends                          (868)      (868)
Purchase of treasury stock            (5,042)                                                        (5,042)
Sales of treasury stock                  630                                                 208        422
Balance June 30, 1998                131,863    127,784               62     29,965        1,194    (27,142)

FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
(Unaudited)
                                                              Unrealized
                                                            Gains/Losses              Additional
                                               Retained    on Investment     Common      Paid in   Treasury
                                  Total        Earnings       Securities      Stock      Capital      Stock
(In thousands)
Balance at January 1, 1999           145,233    142,232               85     29,965        2,595    (29,644)
Comprehensive Income:  Note 1
  Net Income                                     16,585
  Other Comprehensive Income                                         (94)
    Total                             16,491
Cash dividends                        (2,162)    (2,162)
Purchase of treasury stock            (7,119)                                                        (7,119)
Sales of treasury stock                  307                                              (1,076)     1,383
Balance June 30, 1999                152,750    156,655               (9)    29,965        1,519    (35,380)

Balance at January 1, 1998           127,983    115,414               55     29,965          780    (18,231)
Comprehensive Income:  Note 1
  Net Income                                     14,110
  Other Comprehensive Income                                           7
    Total                             14,117
Cash dividends                        (1,740)    (1,740)
Purchase of treasury stock            (9,488)                                                        (9,488)
Sales of treasury stock                  991                                                 414        577
Balance June 30, 1998                131,863    127,784               62     29,965        1,194    (27,142)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
For the six months ended June 30,                                                   1999             1998
(In thousands)
Net income                                                                      $16,585          $14,110
Adjustments to reconcile net income to cash provided
   by operating activities:
Depreciation and amortization                                                     2,558           13,550
Provision for loan and lease losses                                               3,531            2,674
Amortization of premiums, less accretion of discounts                             1,082            1,126
(Increase) decrease in loans held for sale                                      361,641         (115,520)
Gain on sale of mortgage servicing                                              (22,340)         (20,013)
Other, net                                                                       17,192          (13,060)
   Net cash (used) provided by operating activities                             380,249         (117,133)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
   Held-to-Maturity                                                               5,222            5,715
   Available-for-Sale                                                               190            3,792
Proceeds from sales of investment securities:
   Available-for-Sale                                                                              1,000
Purchase of investment securities:
   Held-to-Maturity                                                                               (3,640)
   Available-for-Sale                                                            (2,940)          (4,091)
Net increase in trading assets                                                  (15,441)         (12,623)
Net (increase) decrease in interest-bearing
   deposits with financial institutions                                         (10,003)           3,878
Net increase in loans, excluding sales                                          (82,631)        (264,254)
Sale of loans                                                                    22,928          207,940
Additions to mortgage servicing assets                                          (69,884)         (49,521)
Proceeds from sale of mortgage servicing assets                                  75,726           42,884
Other, net                                                                       (2,448)             574
   Net cash used by lending and investing activities                            (79,281)         (68,346)

Financing activities:
Net increase (decrease) in deposits                                            (101,108)         153,856
Net (decrease) increase in short-term borrowings                               (209,192)          70,565
Proceeds (repayment) of long-term debt                                             (356)           2,620
Purchase of treasury stock                                                       (7,119)          (9,488)
Proceeds from sale of stock for employee benefit plans                              307              991
Dividends paid                                                                   (2,162)          (1,740)
   Net cash provided  by financing activities                                  (319,630)         216,804
Net increase (decrease) in cash and cash equivalents                            (18,662)          31,325
Cash and cash equivalents at beginning of year                                   77,522           56,524
Cash and cash equivalents at end of year                                        $58,860          $87,849

Supplemental disclosures of cash flow information:
Cash paid during the period:
     Interest                                                                   $26,227          $30,104
     Income taxes                                                                $8,219           $6,103

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

Derivatives: On June 15, 1998, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities"
(FAS 133).  The Corporation will adopt FAS 133 on January 1, 2001.
FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation does not expect the adoption of this standard to have a material effect on its financial position or results of operation.

Derivative instruments on the Corporation's balance sheet are classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $16 thousand and $142 thousand on available-for-sale securities at June 30, 1999 and December 31, 1998, respectively, are summarized as follows:

                                                                               June 30,      December 31,
(In thousands)                                                                    1999              1998

Held-to-Maturity
    US Treasury and Government obligations                                      $11,399          $32,158
     Obligations of states and political subdivisions                             4,707            5,207
     Mortgage-backed securities                                                   2,160            4,424
Total Held-to-Maturity                                                           18,266           41,789


Available-for-Sale
    US Treasury and Government obligations                                       22,512            2,096
     Mortgage-backed securities                                                   3,147            4,131
    Other                                                                           576               39
Total Available for Sale                                                         26,235            6,266

Total Investments                                                               $44,501          $48,055

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

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
                                                                          June 30,         December 31,
(In thousands)                                                              1999               1998

Real estate-mortgage                                                           $116,414         $123,980
Commercial, financial and agricultural                                          367,550          278,834
Real estate-construction                                                         84,426           97,253
Consumer                                                                         40,414           51,730
Lease financing                                                                   5,040            6,375
Unearned income                                                                    (757)          (1,181)

                                                                               $613,087         $556,991

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

                                                                          June 30,         December 31,
(In thousands)                                                              1999               1998

Balance at beginning of year                                                     $9,888           $8,812

Provision for loan and lease losses                                               3,531            5,995
Reduction due to sale of loans                                                   (2,902)          (2,976)
Recoveries                                                                          331              559
Charge-offs                                                                      (1,036)          (2,502)

Balance at end of period                                                         $9,812           $9,888


NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at June 30, 1999 and December 31, 1998 are $134.9 million and $117.1 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.


NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
                                                                          June 30,         December 31,
(In thousands)                                                              1999              1998

Repurchase agreements and drafts payable related to
     mortgage loan closings                                                     $99,336         $172,126
Lines of Credit                                                                 112,065          180,118
Federal funds                                                                   125,000          266,000
Commercial paper                                                                 25,464           26,617
Other                                                                            73,804                -

Total                                                                          $435,669         $644,861

Repurchase agreements at June 30, 1999 and December 31, 1998, include $1.3 million and $29.8 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $98.0 million and $142.3 million at June 30, 1999 and December 31, 1998. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 4.82% to the lender's prime rate.



NOTE 8 -- LONG-TERM DEBT

Long-term debt at June 30, 1999 of $2.5 million consists of a note payable with a variable interest rate averaging 7.4% and maturing on July 1, 2002. Long-term debt as of December 31, 1998 of $2.8 million consisted of a note payable with a variable interest rate averaging 7.94% and maturing on July 1, 2002.



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


NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
                                                      Basic Earnings    Effects of           Diluted Earnings
                                                         Per Share     Stock Options           Per Share
Three months ended June 30, 1999

Net income available to common shareholders                    $7,613            $--                $7,613
Shares                                                         21,547            339                21,886
Per-Share Amount available to common shareholders               $0.35          $0.00                 $0.35


Six months ended June 30, 1999

Net income available to common shareholders                   $16,585            $--               $16,585
Shares                                                         21,547            348                21,895
Per-Share Amount available to common shareholders               $0.77          $0.01                 $0.76

                                                      Basic Earnings    Effects of           Diluted Earnings
                                                         Per Share     Stock Options           Per Share
Three months ended June 30, 1998

Net income available to common shareholders                    $7,046            $--                $7,046
Shares                                                         21,738            246                21,984
Per-Share Amount available to common shareholders               $0.32          $0.00                 $0.32


Six months ended June 30, 1998

Net income available to common shareholders                   $14,110            $--               $14,110
Shares                                                         21,800            329                22,129
Per-Share Amount available to common shareholders               $0.65         ($0.01)                $0.64


NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of June 30, 1999, Irwin Mortgage Corporation (IMC) was a defendant in two separate class action lawsuits relating to the following:

IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers.

As of June 30, 1999, Irwin Union Leasing, (formerly Affiliated Capital Corp.
(ACC)), and Irwin Financial Corporation were defendants in a class action lawsuit alleging misrepresentations by a manufacturer of certain equipment financed by ACC.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential exposure with respect to the litigation.

NOTE 12 -- Industry Segment Information

The Corporation has three principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans via direct mail and telemarketing. The Corporation's other segments include equipment leasing and the parent company.


The accounting policies of each segment are the same as those decribed in the "Summary of Significant Accounting Policies. " Below is a summary of each segment's revenues, net income, and assets for 1999 and 1998:

                                                 Mortgage    Commercial    Home Equity
(In thousands)                                    Banking      Banking       Lending      Other       Consolidated
For the three months ended June 30, 1999
Net interest income                                 $5,205         $6,248       $4,712       ($713)        $15,452
Intersegment interest                              ($1,430)          $806        ($339)       $963               0
Other revenue                                       44,510          2,949        6,853        (793)         53,519
Intersegment revenues                                    0             42          607        (649)              0
  Total net revenues                                48,285         10,045       11,833      (1,192)         68,971
Other expense                                       38,102          6,170        8,067       2,484          54,823
Intersegment expenses                                  685            906          466      (2,057)              0
  Net income before taxes                            9,498          2,969        3,300      (1,619)         14,148
Income taxes                                         3,876          1,118            0         367           5,361
  Net income                                         5,622          1,851        3,300      (1,986)          8,787
Distribution on Preferred Securities                     0              0            0       1,174           1,174
  Net income available to shareholders              $5,622         $1,851       $3,300     ($3,160)         $7,613
Assets at June 30, 1999                           $736,851       $656,443     $283,455    ($55,876)     $1,620,873

For the three months ended June 30, 1998
Net interest income                                $13,024           $765        ($315)     $2,160         $15,634
Intersegment interest                               (6,306)         4,822        1,805        (321)              0
Other revenue                                       43,035          2,673        4,102         293          50,103
Intersegment revenues                                    0             32          182        (214)              0
  Total net revenues                                49,753          8,292        5,774       1,918          65,737
Other expense                                       36,577          5,444        7,890       2,978          52,889
Intersegment expenses                                  463            419           26        (908)              0
  Net income before taxes                           12,713          2,429       (2,142)       (152)         12,848
Income taxes                                         5,148            919            0      (1,439)          4,628
  Net income                                         7,565          1,510       (2,142)      1,287           8,220
Distribution on Preferred Securities                     0              0            0       1,174           1,174
  Net income available to shareholders               7,565          1,510       (2,142)        113           7,046
Assets at June 30, 1998                           $748,620       $581,583     $178,245    $220,022      $1,728,470

                                                 Mortgage    Commercial    Home Equity
(In thousands)                                    Banking      Banking       Lending      Other       Consolidated
For the six months ended June 30, 1999
Net interest income                                $12,416        $11,487       $3,938      $4,336         $32,177
Intersegment interest                               (3,402)         2,191        5,396      (4,185)              0
Other revenue                                       88,533          6,049       12,373       1,211         108,166
Intersegment revenues                                    0             84        1,171      (1,255)              0
  Total net revenues                                97,547         19,811       22,878         107         140,343
Other expense                                       76,699         12,422       15,943       4,870         109,934
Intersegment expenses                                1,319          1,735          603      (3,657)              0
  Net income before taxes                           19,529          5,654        6,332      (1,106)         30,409
Income taxes                                         7,959          2,138            0       1,378          11,475
  Net income                                        11,570          3,516        6,332      (2,484)         18,934
Distribution on Preferred Securities                     0              0            0       2,349           2,349
  Net income available to shareholders             $11,570         $3,516       $6,332     ($4,833)        $16,585
Assets at June 30, 1999                           $736,851       $656,443     $283,455    ($55,876)     $1,620,873

For the six months ended June 30, 1998
Net interest income                                $16,234         $7,004         $818      $4,068         $28,124
Intersegment interest                               (5,150)         4,018        1,153         (21)              0
Other revenue                                       82,730          5,415       12,354        (561)         99,938
Intersegment revenues                                    0             67         (773)        706               0
  Total net revenues                                93,814         16,504       13,552       4,192         128,062
Other expense                                       70,639         10,811       14,846       5,800         102,096
Intersegment expenses                                  915            790           52      (1,757)              0
  Net income before taxes                           22,260          4,903       (1,346)        149          25,966
Income taxes                                         9,043          1,847            0      (1,383)          9,507
  Net income                                        13,217          3,056       (1,346)      1,532          16,459
Distribution on Preferred Securities                     0              0            0       2,349           2,349
  Net income available to shareholders              13,217          3,056       (1,346)       (817)         14,110
Assets at June 30, 1998                           $748,620       $581,583     $178,245    $220,022      $1,728,470




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

Overview

     Net income for the second quarter ended June 30, 1999, was $7.6 million, up 8.0% from the second quarter 1998 net income of $7.0 million. Net income per share (diluted) was $0.35 for the second quarter of 1999 as compared to $0.32 for the same period in 1998. Return on equity for the second quarter of 1999 was 19.90% compared to 21.69% in 1998.

      For the year to date, the Corporation recorded net income of $16.6 million, up 17.5% from 1998. Net income per share (diluted) was $0.76, up from $0.64 a year earlier. Return on equity for the year to date was 22.06% as compared to 21.86% for the same period in 1998.

Lines of Business

     Irwin Financial Corporation has three principal lines of business:

    Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
    Commercial banking (Irwin Union Bank)
    Home equity lending (includes Irwin Home Equity and the related activities of Irwin Union Bank)

     Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1998:

                               Three Months         Six Months
                               Ended June 30,       Ended June 30,
(In thousands)                1999       1998      1999       1998

Mortgage banking            $5,622     $7,565    $11,570    $13,217
Commercial banking           1,851      1,510      3,516      3,056
Home equity lending          3,300    (2,142)      6,332    (1,346)
Parent (including
consolidating entries)     (3,160)        113    (4,833)      (817)
                            $7,613     $7,046    $16,585    $14,110

Mortgage Banking

Selected Financial Data (shown in thousands):

                                Three Months             Six Months
                                Ended June 30,          Ended June 30,

                                     1999        1998        1999        1998

 Selected Income Statement
 Data:

 Loan origination fees            $12,441     $13,890     $25,655     $26,734
 Gain from sales of loans          11,361      12,965      26,099      23,481
 Loan servicing fees               14,226      12,438      28,294      25,178
 Amortization and impairment
 of servicing assets              (3,989)     (7,685)     (4,657)    (14,425)
 Trading gains (losses)             (791)       1,029    (10,772)       1,029
 Net interest income                5,504       6,827      11,203      11,475
 Provision for loan losses        (1,729)       (109)     (2,189)       (390)
 Gain on sale of servicing         10,214      10,057      22,340      20,013
 Other income                       1,048         341       1,573         719
 Total net revenues                48,285      49,753      97,546      93,814

 Salaries and employee             23,236      23,601      47,256      45,075
 benefits
 Other operating expenses          15,551      13,439      30,761      26,479

 Income before tax                  9,498      12,713      19,529      22,260
 Income tax                         3,876       5,148       7,959       9,043
 Net income                        $5,622      $7,565     $11,570     $13,217


 Return on average equity          20.60%      36.10%      21.10%      31.50%
 Mortgage loan originations    $1,609,898  $2,052,999  $3,386,794  $4,049,659


 Selected Operating Data:            June 30,  December 31,
                                         1999          1998

 Servicing portfolio              $10,714,259   $11,242,470
 Mortgage loans held for sale         396,135       555,197
 Mortgage servicing asset             129,584       113,131


      Mortgage banking activities are conducted by Irwin Mortgage
Corporation which originates, sells, and services residential mortgage loans throughout the United States.

      Net income for the second quarter was $5.6 million, down
25.7% from the same period in 1998. Year to date, net income was $11.6 million compared to $13.2 million in 1998.

      As a result of a rising interest rate environment, mortgage loan originations of $1.6 billion were 21.6% below the second quarter of 1998. For the year, originations totaled $3.4 billion, down 16.4% from 1998. Refinances accounted for 26.5% of loan production in the second quarter of 1999 and 37.8% year to date. This compares to 39.1% and 47.0%, respectively, in 1998. Lower production volume caused mortgage loan origination income to decrease 10.4% in the second quarter to $12.4 million. Year to date it was down 4.0% to $25.7 million.

      As a result of lower loan production in the second quarter of 1998, gains on the sale of loans decreased 12.4% to $11.4 million. Year to date, gains on the sale of loans totaled $26.1 million, up 11.1% from 1998.

      Mortgage servicing fees increased 14.4% in the second quarter and 12.4% year to date to $14.2 million and $28.3 million, respectively. The increase was due to a higher percentage of the servicing portfolio being government loans which earn a greater servicing fee. The servicing portfolio totaled $10.7 billion at June 30, 1999, down 2.0% from a year earlier and down 4.7% from December 31, 1998.

      Mortgage servicing assets totaled $129.6 million at June 30, 1999, up 14.5% from December 31, 1998. The amortization and impairment of servicing assets declined 48.1% in the second quarter of 1999 to $4.0 million. Year to date amortization and impairment totaled $4.7 million, down 67.7% from 1998. The decline is the result of the rising interest rate environment during the second quarter of 1999 that slowed prepayments in underlying loans and reduced impairment levels of mortgage servicing assets.

      The improvement in mortgage servicing asset amortization and impairment was partially offset by losses on hedging activities. The mortgage bank uses options on treasury futures to offset the interest rate risk associated with its mortgage servicing assets. At June 30, 1999, these options were recorded at their market value of $35.9 thousand, reflecting a market loss of $0.8 million during the second quarter of 1999 and $10.8 million year to date. This compares with a market gain recorded on the hedge position of $1.0 million in the second quarter and year to date 1998. The mortgage bank currently does not attempt to satisfy the criteria for "hedge accounting." As a result, options are accounted for as trading assets, and changes in fair value are adjusted through earnings as trading gains or losses.

      Revenues from the sale of mortgage servicing were up 1.6% from the second quarter of 1998 to $10.2 million. Year to date servicing sale revenues totaled $22.3 million, up 11.6% from 1998.

      As a result of the decrease in mortgage loan closings from 1998, net interest income was down in the second quarter and year to date. Net interest income for the three months ended June 30, 1999 was $5.5 million, down 19.4% from the second quarter 1998. Year to date, net interest income totaled $11.2 million, down 2.4% from 1998.

      The provision for loan losses totaled $1.7 million in the second quarter of 1999, up from $0.1 million a year earlier. Year to date, the provision totaled $2.2 million compared with $0.4 million in 1998. The increased provision reflects an increase in nonperforming assets at the mortgage bank in recent periods and the sale of certain distressed assets. See further discussion of this subject in the section on credit risk.

      Salaries and employee benefits decreased 1.5% to $23.2 million for the second quarter of 1999. The reduction was due to the decline in loan production in the second quarter of 1999. Year to date, they totaled $47.3 million, up 4.8% from a year earlier. Other operating expenses increased 15.7% and 16.2% for the quarter and year to date, respectively.


Commercial Banking

Selected Financial Data (shown in thousands):

                               Three Months              Six Months
                               Ended June 30,            Ended June 30,

                                  1999        1998        1999        1998
Selected Income Statement
Data:

Net interest revenue            $7,605      $6,068     $14,680     $12,072
Provision for loan losses        (550)       (480)     (1,002)     (1,050)
Other income                     2,990       2,704       6,132       5,482
Operating expenses             (7,075)     (5,863)    (14,156)    (11,601)
Income before taxes              2,970       2,429       5,654       4,903
Income taxes                   (1,119)       (919)     (2,138)     (1,847)
Net income                      $1,851      $1,510      $3,516      $3,056

Return on average equity        14.50%      14.88%      14.27%      15.40%


                              June 30,    December 31,
Selected Balance Sheet           1999            1998
Data:

Securities and short-term
investments                    $29,194     $62,411
Loans                          586,728     514,950
Allowance for loan losses        7,168       6,680
Deposits                      $574,202    $567,526

     Commercial banking activities are conducted by Irwin Union Bank through locations in nine counties in Indiana as well as offices in St. Louis, Missouri and Kalamazoo, Michigan. Net income was up in the second quarter to $1.9 million from $1.5 million a year earlier. Year to date, net income was $3.5 million, up from $3.1 million in 1998.

      Net interest income improved 25.3% to $7.6 million in the second quarter of 1999. Year to date, it was up 21.6% to $14.7 million. The increase reflects the commercial bank's continued growth in new markets. The provision for loan losses increased 14.6% to $550.0 thousand in the second quarter compared with a provision of $480.0 thousand a year earlier. However, year to date, it decreased 4.6% to $1.0 million.

     Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:


For the Three Months
Ended June 30,                    1999                          1998

                      Average              Yield/   Average              Yield/
(In thousands)        Balance   Interest    Rate    Balance   Interest    Rate

Interest -
Earning assets        $616,675  $13,005     8.46%   $526,967  $11,415     8.69%

Interest -
Bearing liabilities   533,817     5,331     4.01%   $412,975    5,305     5.15%


Net interest income       *      $7,674       *         *      $6,110       *

Net interest margin       *         *       4.99%       *         *       4.65%


For the Six Months
Ended June 30,                    1999                          1998

                      Average              Yield/   Average              Yield/
(In thousands)        Balance   Interest    Rate    Balance   Interest    Rate

Interest -
Earning assets        $597,625  $25,036     8.45%   $520,580  $22,539     8.73%

Interest -
Bearing liabilities   512,041    10,228     4.03%    407,505   10,350     5.12%

Net interest income       *     $14,808       *         *     $12,189       *

Net interest margin       *         *       5.00%       *         *       4.72%


     Other income in the second quarter was up 10.6% to $3.0 million from $2.7 million in 1998. For the year to date, other income increased 11.9% to $6.1 million. Operating expenses increased 20.7% from the second quarter of 1998 to $7.1 million. For the year, these expenses were up 22.0% to $14.2 million. The continued expansion of operations in new markets led to the increases in both other income and operating expenses.


Home Equity Lending

Selected Financial Data (shown in thousands):


                                   Three Months            Six Months
                                Ended June 30,          Ended June 30,

                                      1999        1998      1999      1998
Selected Income Statement
Data:
Net interest revenue                $4,377      $1,490    $9,334    $1,971
Gain from sale of loans              5,645       5,578    10,508    10,759
Loan servicing fees, net of
amortization of servicing              891         611     1,543     1,239
assets
Trading gains (losses)                 152     (2,001)       387     (636)
Other revenue                          768          96     1,106       218
Total net revenues                  11,833       5,774    22,878    13,551
Operating expenses                   8,533       7,916    16,546    14,897
Pre-tax income (loss)               $3,300    $(2,142)    $6,332  $(1,346)


Other Selected Financial Data:    June 30,    December
                                                   31,
                                      1999        1998

Home equity loans (in
portfolio and held for sale)      $185,237    $247,445
Interest-only strips                46,644      26,761
Servicing portfolio                685,003     581,241

      The home equity lending business markets home equity loans through direct mail and telemarketing in 30 states. The home equity lending business recorded pre-tax income of $3.3 million during the second quarter of 1999 and $6.3 million year to date. These results are compared to 1998 quarterly and year to date pre-tax losses of $2.1 million and $1.3 million, respectively.

      Net interest revenue was $2.9 million higher in the second quarter of 1999 than 1998, and $7.4 million higher year to date.
The increase was due to increased loans outstanding during 1999.

      During the second quarter of 1999, the home equity lending business originated $99.2 million of loans, compared with $99.6 million in 1998. Year to date, loan originations totaled $194.2 million, up from $154.8 million a year earlier. Gains from the securitization of loans totaled $5.6 million in the second quarter of 1999 and $10.5 million year to date, up 1.2% and down 2.3%, respectively.

      The home equity lending business services the loans it has securitized and collects an annual fee equal to 1% of the outstanding principal balance of the securitized loans. Net servicing fee income totaled $0.9 million in the second quarter of 1999, up 45.8% from the same period in 1998. Year to date, servicing fees totaled $1.5 million, up 24.5% from 1998. The increase is due to growth in the servicing portfolio combined with a decline in the prepayments of underlying loans and resulting impairment of servicing assets caused by the rising interest rate environment.

       Interest-only strips are carried at their market values determined using assumptions about the duration and performance of the securitized loans. At June 30, 1999, the assumed annual loss rates ranged from 0.25% to 2.00%, prepayment speeds ranged from 8% to 41% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. To mitigate the interest rate risk associated with interest-only strips, the home equity lending business uses interest rate caps which are also carried at their market values.

      Included in income during the second quarter of 1999 was an unrealized trading gain of $0.2 million recorded to adjust the carrying value of interest-only strips and interest rate caps to their market values. This gain compares with a $2.0 million loss recorded in the second quarter of 1998. Year to date, trading gains totaled $0.4 million, compared with a $0.6 million trading loss in 1998. The improvement in 1999 is due to the rising interest rate environment combined with efforts made to shift a substantial portion of the home equity loan portfolio into product with less prepayment sensitivity.

     Operating expenses were $8.5 million in the second quarter of 1999, up 7.8% from 1998. Year to date, they increased 11.1% to $16.5 million.


Parent Company (Including Consolidating Entries)

     For the quarter ended June 30, 1999, the parent company recorded a net loss of $3.2 million compared with net income of $0.1 million a year earlier. Year to date, the parent company's net loss totaled $4.8 million compared with net loss of $0.8 million in 1998. The parent company records the income tax expense or benefit generated at the home equity business until such time that all net operating losses carried forward are fully used. In the second quarter and year to date 1999, the parent recorded $1.3 million and $2.5 million, respectively, of income tax expense related to this line of business. This compares with $0.9 million and $0.5 million of income tax benefits recorded in the second quarter and year to date, respectively, in 1998.

Consolidated Income Statement Analysis

     Net interest income for the second quarter of 1999 totaled $17.8 million, up 6.5% from the second quarter of 1998. For the year, it increased 15.9% to $35.7 million. The increase was primarily the result of the increased loans outstanding at the community bank and home equity business which offset declines at the mortgage bank resulting from the rising interest rate environment.

     The loan and lease loss provision was $2.3 million for the second quarter of 1999, as compared with $1.1 million for the same period in 1998. For the year, it totaled $3.5 million, up
from $2.7 million a year earlier.   See the section on credit
risk for additional information on this subject.

     Noninterest income was up 6.8% to $53.5 million in the second quarter of 1999. Year to date noninterest income increased 8.2% to $108.2 million. This increase was driven by improvements in loan servicing fee income of $2.3 million or 17.0% for the quarter and $3.9 million or 14.1% year to date. Additionally, the amortization and impairment of servicing assets improved $3.4 million or 42.5% for the quarter and $9.3 million or 62.3% year to date as a result of the rising interest rate environment and resultant decrease in loan prepayment activity. These improvements were partially offset by declines in gains on trading assets, the majority of which related to options at the mortgage bank that are used to offset fluctuations in the value of mortgage servicing assets. Trading losses totaled $0.6 million in the second quarter of 1999 compared with $1.0 million in 1998. Year to date, trading losses totaled $10.4 million compared with trading gains of $0.4 million a year earlier. Also offsetting the aforementioned improvements were declines in loan origination fees as a result of decreased mortgage production activity. Loan origination fees declined $1.4 million or 10.2% during the second quarter of 1999 and $1.0 million or 3.6% year to date.

      Other expenses increased moderately in the second quarter of 1999, up $1.9 million or 3.7% from 1998. For the year, other expenses increased $7.8 million or 7.7%.

     The effective income tax rate for the Corporation was 41.3% in the second quarter of 1999 and 40.9% year to date. This is compared with 39.6% in the second quarter of 1998 and 40.3% year to date 1998.


Consolidated Balance Sheet Analysis

     Total assets of the Corporation at June 30, 1999, were $1.6 billion, down from December 31, 1998 total assets of $1.9 billion. The decrease was due to a decline in loans held for sale which totaled $0.6 billion at June 30, 1999, down from $0.9 billion at December 31, 1998. The decrease in assets was accompanied by a decrease in deposits of $0.1 billion and a decrease in short-term borrowings of $0.2 billion. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $354.8 million at June 30, 1999, down from $399.6 million at December 31, 1998.

     Shareholders' equity grew to $152.8 million or $7.09 per share, an increase over the $145.2 million or $6.70 per share at the end of 1998. The Corporation's equity to assets ratio ended the quarter at 9.42% compared to 7.46% at the end of 1998.

     Prior to the adoption of new mortgage banking accounting standards in the second quarter of 1995, authoritative accounting guidance precluded recognition of the full value of mortgage servicing assets to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance sheet. Management estimated this value to be approximately $56.6 million or $2.63 per share at June 30, 1999. The estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero as the underlying loans pay off.


Credit Risk

     The assumption of credit risk is a key source of earnings for the commercial banking and home equity lending businesses. In addition, the mortgage banking business assumes some credit risk despite the fact that the mortgages are typically insured.

     An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. It is based on management's judgement combined with a quantitative process of evaluation and analysis. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans and mortgage loans are evaluated individually to determine the appropriate allowance. Consumer loans are evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these specific loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience.

     Loans that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans previously charged off.

      As of June 30, 1999, the allowance for loan and lease losses as a percentage of total loans and leases was 1.60% compared to 1.78% at December 31, 1998. For the three months ended June 30, 1999, the provision for loan and lease losses totaled $2.3 million, a 120.7% increase from the amount recorded in the second quarter of 1998. Year to date, the provision totaled $3.5 million, up 32.1% from a year earlier. The increase occurred primarily at the mortgage bank in connection with nonperforming loans on its balance sheet. See further discussion of this matter below. Net charge-offs for the quarter were $0.3 million as compared to $0.6 million in 1998. Year to date net charge-offs totaled $0.7 million, down from $1.1 million a year earlier.

     Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $9.6 million or 0.59% of total assets at June 30, 1999, down from $15.4 million or 0.79% at December 31, 1998 and $9.5 million or 0.64% at December 31, 1997. The decline resulted from the sale of nonperforming mortgage loans during the second quarter of 1999.

      Although most mortgages are either government-insured or conform to the underwriting guidelines of the government-sponsored agencies that support the secondary mortgage market, the mortgage bank has credit risk on those loans that are not eligible for government insurance or that must be repurchased from agencies or other investors due to lack of conformity to underwriting guidelines. In recent years, the government-sponsored agencies that provide credit enhancement on the loans underwritten by the mortgage bank have become more stringent in their adherence to their right to seek recourse from the originator of loans. In addition, during periods of high origination volume, due to delays in gathering required documentation for submission to the insuring agencies, the mortgage bank experiences an increase in the number of new loans that do not qualify for insurance prior to the borrower's first 30-day delinquency. As such, the mortgage bank has had an increase in the number of loans it has repurchased from or been unable to submit to the agencies and other investors. This has resulted in an increase in the nonperforming loans and other real estate owned at the mortgage bank. The mortgage bank seeks to cure the underwriting defect in these loans and resell them to the agencies or sell them to alternative investors.



Nonperforming Assets     June 30,     December 31,   December 31,
(In Thousands)               1999            1998           1997


Accruing loans past
due 90 days or more:
     Real Estate               $-         $291          $534
     Commercial               132          252           382
     Consumer                 242           86            86
          Subtotal            374          632         1,002

Nonaccrual loans:
     Real Estate            6,585        9,570         5,333
     Commercial               840        1,052           777
     Leasing                  116          426           506
     Consumer                 111          174            63
          Subtotal          7,652       11,222         6,679

Total nonperforming loans   8,026       11,854         7,681

Other real estate           1,564        3,506         1,828
owned

Total nonperforming
assets                     $9,590      $15,360        $9,509

Nonperforming assets
to total assest             0.59%        0.79%         0.64%



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

      The following table shows management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of June 30, 1999, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. It does not take into account the book values of the Corporation's non-interest sensitive assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates, nor does it address the market value of certain off balance sheet interests not recognized under GAAP (e.g., principally mortgage servicing rights acquired prior to the adoption of FAS 122 in 1995) or attempt to make any estimate of the value changes resulting from increases or decreases in production fees as interest rates change.

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

      The figures suggest, based on balance sheet and off balance sheet financial assets, that the present value of the Corporation's interest-sensitive assets and liabilities would decline in a falling rate environment and increase in a rising rate environment. The magnitude and direction of the present value rate sensitivity is largely unchanged from year-end 1998. The Corporation's book value of servicing assets was capped below estimated market value as of June 30, 1999, due to the accounting principle which requires servicing assets to be carried at the lower of their cost or market value. The following table shows these assets uncapped (i.e. at estimated market value rather than book value.)

      As previously noted, this present value sensitivity analysis does not account for potential earnings the Corporation would recognize due to strategic initiatives it would undertake if the interest rate scenarios modeled occurred, nor does it reflect value from activities not traditionally measured in terms of financial assets or liabilities. Principal among these activities for the Corporation would be the change in mortgage loan production and the earnings stream the Corporation derives therefrom.





                        PRESENT
                         VALUE
                        ($000)
                      AT JUNE 30,
                         1999
                          -2%         -1%      CURRENT      +1%       +2%

Interest Sensitive
Assets

Interest-bearing           26,341      26,338     26,335    26,332    26,330
deposits with banks
Federal Funds Sold       (57,334)    (57,341)   (57,347)  (57,353)  (57,360)
Taxable investment        107,190     108,607    110,855   113,495   116,164
securities
Tax - exempt                4,967       4,774      4,591     4,416     4,249
investment securities
Mortgages held for        410,042     407,619    405,114   402,506   399,773
sale
Mortgage Servicing        117,035     158,115    191,922   214,335   228,254
Rights
Loans, net of             676,367     667,873    659,309   650,751   642,115
unearned discount

Total Interest
Sensitive Assets        1,284,608   1,315,985  1,340,779 1,354,482 1,359,525

Interest Sensitive
Liabilities

Non-Interest Bearing      390,608     390,448    390,299   390,160   390,031
Deposits
Money Market Checking     116,029     115,937    115,845   115,754   115,663
Money Market Savings        6,379       6,374      6,369     6,364     6,359
Regular Savings           113,912     113,822    113,732   113,642   113,553
Time Deposits             287,476     285,279    283,137   281,059   279,050
Short term borrowings     244,433     244,465    244,498   244,530   244,561
Long Term Debt             63,451      59,029     55,654    53,070    51,056

Total Interest
Sensitive Liabilities   1,222,288   1,215,354  1,209,534 1,204,579 1,200,273

Interest Sensitive
Off Balance Sheet           7,314         625        697       977     1,330
Items
Net Sensitivity as of     $69,634    $101,256   $131,942  $150,880  $160,582
June 30, 1999
Potential Change        ($62,308)   ($30,686)         $-   $18,938   $28,640

Net Sensitivity as of     $50,666     $78,781   $103,290  $126,155  $140,238
December 31, 1998
Potential Change        ($52,624)   ($24,509)         $-   $22,865   $36,948


Derivative Financial Instruments

      The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. The economic value of mortgage servicing assets is hedged using options on treasury futures. At June 30, 1999, these options had a fair value of $35.9 thousand and a net notional amount (which does not represent the amount at risk) of $337.5 million. Interest-only strips are hedged using interest rate caps that had a fair value of $661.2 thousand at June 30, 1999, and a notional amount of $57.3 million. Options on treasury futures and interest rate caps are classified as trading assets on the balance sheet and carried at their market values. Adjustments to market values are recorded as net trading gains or losses on the income statement. The Corporation recorded $0.3 million of trading losses related to these derivative products in the second quarter of 1999 and $10.3 million year to date. This compares with a $1.0 million trading gain recorded in the second quarter and year to date 1998.


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

                     Ratio
                  required to       June     December     December
                 be considered       30,          31,          31,
                     well-          1999         1998         1997
                  capitalized

Equity to Assets            n/a    9.42%        7.46%        8.55%

Risk-Based Capital        10.0%   12.70%       12.25%       14.85%

Tier I Capital             6.0%   12.11%       11.63%       13.56%

Tier I Leverage            5.0%   12.34%       10.51%       12.06%


Year 2000 Readiness

Beginning in 1997, the Corporation developed a seven-stage project plan to achieve effective Year 2000 readiness by June 30, 1999, that included: (i) an awareness campaign throughout the Corporation to raise the level of importance and attention beyond that of a typical "information technology" issue; (ii) assessment of the Corporation's Year 2000 problem, including contract review, a technical audit and an estimation of remediation costs;
(iii) remediation of non-compliant systems through repairs, upgrades or replacements of computer programs and chips; (iv) testing of the Corporation's systems for Year 2000 compliance;
(v) development of contingency plans to continue processes in the event of Year 2000 readiness failure by the Corporation or parties on whom it is dependent; (vi) implementation of the remediated systems; and (vii) auditing after January 1, 2000, of the completed processes for post-year 2000 compliance. The Corporation has engaged a leading technology-consulting firm to increase its level of confidence that the methods and standards it employs to address the Year 2000 issue are appropriate and comprehensive. The entire project is overseen by a Year 2000 Steering Committee which includes the Corporation's Chairman, President, and those in charge of Information Technology (IT) at each entity.

As of June 30, 1999, the Corporation has substantially completed phases (i) through (vi).

Scope

The Corporation has developed a technology strategy that primarily uses systems developed by third parties and has very few internally developed applications. Consequently, the Corporation's principal focus has been on assuring Year 2000 compliance from its commercial application vendors and other third-party service providers. The project plan has addressed computer hardware and software as well as environmental systems used in the Corporation's work places to address readiness of both direct and indirect process support systems (i.e., IT and non-IT systems).

Progress

The Corporation is currently finishing application testing and the development of contingency planning processes for mission critical applications. These steps were substantially complete by June 30, 1999. However, as noted in the graphs below which illustrate current project progress against the work plan for each of the Corporation's principal entities, there have been minor delays in the testing and contingency planning phases of the project. In all cases, these phases will be caught-up early in the third quarter and none of the processes for which testing and/or contingency planning are behind the Corporation's original schedule are material or "mission critical". A certain number of these delays were the result of delays by third-party vendors. When this has occurred, the Corporation has accelerated progress on other areas of the project.

Costs

The Year 2000 project has required a reallocation of business resources from other areas of the Corporation. However, to date, the consolidated cost of the project has not been material to the overall financial results of operations, liquidity, or capital, nor does the Corporation believe it will be material throughout the duration of the project. Additionally, the Corporation does not believe that the reallocation of resources necessary to address the Year 2000 issue has resulted in a material adverse change in the Corporation's ability to address other information technology projects critical to the Corporation's growth. The Corporation has incurred and expensed approximately $2.3 million on the Year 2000 project since its inception. These costs have been funded through operating cash flows. The total cost of the project over the period 1997 to 2000 is anticipated to be approximately $3.3 million, excluding incentive stock-based compensation valued at approximately $0.3 million at the time of grant. The Corporation cannot guarantee that the current estimate of $3.3 million will be adequate to complete the project. If the costs increase significantly beyond the current estimate, it could have a material adverse affect on the Corporation's financial results. The graph below illustrates the amounts expensed on the project to date (excluding the cost of options which are not expensed under GAAP) and on a pro forma basis through 1999 and contain forward-looking estimates.

Year 2000 Project-Irwin Financial Consolidated
As of June 30, 1999
Pre-tax Costs in $000

1997--Actual    $119
1998--Actual    1317
1999--YTD       889
1999 *          1,887

* Estimate as of June 30, 1999.

Risks

Financial services require exact calculations and prompt delivery. If the Corporation's products are not accurate and timely, it increases its exposure to risks such as client service failure, regulatory compliance problems and disruption of third party operations when it interacts with others. The Corporation believes it has substantially implemented the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999, and expects to complete those which are not currently finished well before December 31. However, to achieve this goal, the Corporation has relied heavily upon its information system vendors, supplemented by the Corporation's own internal testing. The Corporation cannot guarantee that all of its efforts will have succeeded. In addition, if the Year 2000 issue adversely affects the Corporation's customers, this in turn could have a material adverse effect on the Corporation's ability to collect and service outstanding loans. Finally, even if the Corporation's internal operations and customers are Year 2000 compliant, the Corporation's operations can be materially adversely affected if agencies and third parties with which the Corporation interacts fail to address the Year 2000 issue successfully.

Contingency Plans

Each of the Corporation's entity's has developed contingency plans, the majority of which are complete in design of the plan and testing procedures. Those which are not yet complete are targeted to be finished and tested by September 30, 1999. Each of those plans will include procedures for addressing application or third-party vendor failure as well as the financial impact of any such failure.


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


Year 2000 Project-Irwin Financial (parent only)
As of June 30, 1999
Percent Completed

                 Target          Actual        Projected
                 Completion *    Completion    Actual
                                               Completion
                                               Date

Post-2000 Audit   0               0            During 2000
                                               and 2001
Implementation   95              95            3Q99
Contingency
Planning         95              95            On-going
Testing          100             100           Done
Remediation      100             100           Done
Assessment       100             100           Done
Awareness        100             100           Done

* Target is original plan to achieve Year 2000 Readiness by June
30, 1999.

Contingency planning is complete except for the on-going review of the plans as the end of the year approaches. Implementation is complete except for the completion of an upgrade of the company's general ledger system. The team has tested the upgraded version and plans to move it into production in the third quarter.

Costs

The parent company has spent approximately $196 thousand since inception of the Year 2000 project. The graph below indicates the amounts expensed on the project to date and on a pro forma basis through 1999.

Year 2000 Project-Irwin Financial (parent only)
As of June 30, 1999
Pre-tax Costs in $000

1997--Actual    $33
1998--Actual    103
1999--YTD       60
1999 *          115

*  Estimate as of June 30, 1999.

Risks

The consequence of failure to achieve Year 2000 compliance at the parent company is likely to be increased labor expense as certain automated procedures are performed with additional human intervention. If such failures cause the parent company to miss deadlines for required filings, the company could face fines or penalties for late reporting of regulatory items. The company does not believe these risks pose a material monetary risk.

Contingency Plans

Contingency plans and testing procedures for all the parent company's mission critical processes are complete. As part of the process, plans have been made as to the exact manner in which the company would address likely worst case scenarios, including the financial and operational impact of such scenarios.


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

Consequently, IMC has focused its Year 2000 readiness efforts on working with each of these groups.

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

Progress

IMC has substantially met its internal plan to achieve Year 2000 readiness by June 30, 1999. The first three phases of the plan (awareness, assessment, and remediation) have been completed.
The testing phase is nearing completion as all critical applications have completed testing with the exception of the loan servicing and production systems, which are 90% through their processes. Testing has involved internal application validation in the IMC Y2K test laboratory as well as participation in the Mortgage Bankers Association Year 2000 Inter-Industry Test. IMC has participated in the mandatory test transactions set forth by FNMA, FHLMC, and GNMA. Overall, the testing process for critical applications has been successful in that there are no outstanding Year 2000 issues pending. All testing of critical applications is projected to be completed by July 31, 1999. Although the testing phase was scheduled to be completed by June 30th, the risk associated with the delay is not considered material since the remaining applications are in the final stages of testing. The implementation phase of this initiative has been completed as all business critical applications in production are claimed compliant and have undergone, or are in the process of validation.

Year 2000 Project-Irwin Mortgage
As of June 30, 1999
Percent Completed
                    Target         Actual        Projected
                    Completion*    Completion    Actual
                                                 Completion Date

Post-2000 Audit     0              0             During 2000 and
                                                 2001
Implementation      100            100           Done
Contingency
Planning             75             85           On-going
Testing             100            90            3Q99
Remediation         100            100           Done
Assessment          100            100           Done
Awareness           100            100           Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

IMC has spent approximately $1.75 million since inception on the Year 2000 project. The graph below indicates the amounts expensed in the project to date and on a pro forma basis through 1999.


Year 2000 Project-Irwin Mortgage
As of June 30, 1999
Pre-tax Costs in $000

1997--Actual    $40
1998--Actual    1,046
1999--YTD       663
1999 *          1,441

* Estimate as of June 30, 1999.

Failure to be Year 2000 compliant could cause the malfunctioning of the loan origination or servicing systems.

If there were a failure within the loan origination system that prevented IMC from closing mortgage loans, the company could be adversely affected through delayed or failed loan closings. This would reduce current revenues and/or would increase the cost to originate loans as more processes are performed with alternative, less efficient processes. The company has developed contingency plans which should allow a certain amount of production to continue, thus mitigating the loss of revenues.

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

Contingency Plans

The company has made significant progress toward completing its contingency planning efforts. Its approach is to review the most important business processes that were identified in the assessment phase and work with the key personnel to develop alternative plans in case a Year 2000 issue is encountered. IMC has completed contingency plans for 14 of 16 areas that were identified as most critical. Plans for the loan production process and voice communications are in the final stages of development. All plans are anticipated to be completed and tested by the middle of August. Although June 30, 1999, was the original target to have all plans completed, the risk exposure associated with this delay is not considered to be material, based on management's assessment of its ability to complete the development and testing of these two additional contingency plans well before the millenium change.


Irwin Union Bank

Irwin Union Bank & Trust (the Bank) is engaged in providing consumer and commercial banking, trust, insurance and brokerage services primarily in central and south central Indiana. The Year 2000 technology compliance issue poses a significant challenge to the organization as technology has been integrated with all major business processes. The methodology is based on the Corporation's seven-stage implementation plan.

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

Progress

The Bank involved over 25 staff members to participate in Year 2000 technology discussions, vendor appraisals and compliance testing. A multi-level testing strategy has been deployed within the Bank. Depending on the level of vendor and third party testing, the Bank has determined whether additional testing is warranted. For those applications that were certified by either a third party or vendor, the Bank has requested and reviewed the test results and scripts. An exception to this policy of reviewing the testing procedures of others was deemed necessary for those applications that were critical to the Bank's continued operation. These "Hot List" technologies were tested by bank staff throughout the second quarter using proxy testing, vendor scripts and/or actual date scenario testing with internally developed scripts.

The testing procedures for third party providers are more challenging for the Bank to assess Year 2000 compliance. The Bank has three critical technologies that are provided through a service bureau environment: retail brokerage, trust and employee benefits account processing. The providers of these services are all industry-leading firms who have committed significant resources to ensure Year 2000 compliance. They have documented their efforts to the Bank through ongoing disclosure of testing plans and results. All of the third-party providers have furnished statements of their compliance and have committed to providing uninterrupted service before and after January 1, 2000.

The Bank has completed all Year 2000 technology testing as of June 30, 1999.

The Bank's progress against each stage of its plan is shown below.


Year 2000 Project-Irwin Union Bank
As of June 30, 1999
Percent Completed
                    Target          Actual         Projected
                    Completion*     Completion     Actual
                                                   Completion Date

Post-2000 Audit     0               0              During 2000 and
                                                   2001
Implementation      100             100            Done
Contingency
Planning             95              95           On-going
Testing             100             100            Done
Remediation         100             100            Done
Assessment          100             100            Done
Awareness           100             100            Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

The focus on commercial off-the-shelf applications has allowed the Bank to avoid major programming costs that are required with proprietary systems. However, the impact of testing existing systems has added significant time requirements to the Bank's IT department. In 1998, the Bank added a fifth IT professional to allow the department to support its 350 users while conducting Year 2000 activities. In addition, the Bank has incurred expense in the replacement and repair of specific non-compliant systems. To date, expenditures for the Year 2000 effort have totaled $233 thousand. The graph below illustrates the estimated total cost of the project for the Bank.


Year 2000 Project-Irwin Union Bank
As of June 30, 1999
Pre-tax Costs in $000

1997--Actual         $46
1998--Actual         96
1999--YTD            91
1999 *               165

* Estimate as of June 30, 1999.

Risks

The impact of specific technologies utilized by the Bank not being Year 2000 compliant could be significant. The inability to process, reconcile and report customer account information could create concern for the safety and security of the customer funds. To focus on those technologies that have the highest operational and customer impact, the bank has conducted a risk analysis on each technology and, based on the results, devoted adequate resources to test, remediate and monitor.


Contingency Planning

The Bank's contingency planning approach identifies core processes, and corresponding critical activities, to develop alternative approaches to accomplishing the desired outputs. The bank has formed teams composed of the department managers and members of the IT department to evaluate the impact of technology non-compliance for each critical process. Each team is then responsible for preparing a contingency plan that provides alternative operating procedures in the case of technology non-compliance. The IT manager of the Bank is responsible for collecting the contingency plans and ensuring completeness. Completion of all contingency plans occurred in June 1999. The bank will continue to review the plans to address modifications and duties.


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

Progress

The company identified its mission critical applications and tested those modules first. Applications were considered mission critical if they have an impact on customers or could have a negative impact on the continued operation of the company. Testing has been completed on all mission critical applications with the exception of credit bureaus.

Testing with credit bureaus was still in progress as of June 30, 1999. IHE recently changed vendors for the ordering of credit reports. Testing is progressing with both the old and new repositories as a contingency should one bureau be unavailable. Completion is scheduled for late July. The company believes that since both vendors have completed internal testing and provided notification of Year 2000 readiness that there is little risk associated with the delay in completing IHE confirmation of those results.

The company has completed the installation of the remediated versions of software for all of its mission critical applications. Conversion to a new Loan Servicing System was completed in late March 1999. Since this application is housed at the vendor's service bureau, the company relied on proxy test results to validate Year 2000 readiness. Results of a third party audit of the vendor have also been requested as supporting documentation. The vendor for the Loan Servicing system is an industry-leading provider who has committed significant resources to Year 2000 compliance.

The progress of the IHE Year 2000 team in meeting the requirements of its project plan to achieve Year 2000 readiness by June 30, 1999, is shown below.


Year 2000 Project-Irwin Home Equity
As of June 30, 1999
Percent Completed
                   Target         Actual         Projected
                   Completion*    Completion     Actual
                                                 Completion Date

Post-2000 Audit    0              0              During 2000 and
                                                 2001
Implementation     100            100            Done
Contingency
Planning            75             55           On-going
Testing            100            98             3Q99
Remediation        100            100            Done
Assessment         100            100            Done
Awareness          100            100            Done

* Target is original plan to achieve Year 2000 readiness by June
30, 1999.

Costs

Year 2000 costs have largely been limited to internal staff time since all software and hardware upgrades were planned as part of the company's normal business plan. Costs directly associated with the Year 2000 remediation have thus far totaled $147 thousand. Those costs and anticipated future costs for the project are displayed below.



Year 2000 Project-Irwin Home Equity
As of June 30, 1999
Pre-tax Costs in $000

1997--Actual
1998--Actual    $72
1999--YTD       75
1999 *          166

* Estimate as of June 30, 1999.

Risks

As a result of IHE's dependence on third party providers and despite the company's testing, there is no assurance that all vendors will have achieved Year 2000 compliance. However, the company believes its contingency plans should provide sufficient backup to normal operations. For instance, should the loan origination system be unavailable due to software problems or environmental outages, this would slow the closing and funding process. The loan servicing system could be unavailable, requiring manual payment or billing methods to be implemented, thereby incurring increased expenses. The company anticipates that any Year 2000 failure would lead principally to increased expenses rather than failure to perform the origination, servicing, and support functions of the company.

Contingency Plans

IHE has established a contingency planning team, identified core business processes, and has developed contingency plans for the majority of its mission critical applications. The company has determined that the most likely worst case scenario would be environmental in nature (lack of power, telephone, data center communications). The company is completing a detailed plan addressing the potential impact a Year 2000 compliance failure by it or its service providers could have on the company.

The company's contingency planning process is running slightly behind schedule; approximately 50% complete whereas its original plan was to be 75% complete as of June 30, 1999. However, plans for the majority of IHE's core business processes have been developed and are ready for testing. Certain processes, mostly related to internal support issues, are in development with completion scheduled by late July. All plans will be tested in the third quarter. Plans for all areas include tasks to be completed in late December 1999 as advance preparation should contingency plans need to be invoked.

PART II

Item 1.  Legal Proceedings

The following litigation, previously reported, was no longer pending as of June 30, 1999:

Banda et al. v. City of Houston et al. On June 4, 1999, the 80th Judicial District Court of Harris County, Texas, entered a final judgement reflecting the parties' agreement to settle the lawsuit involving Irwin Mortgage Corporation's participation in a housing opportunity program. Irwin Mortgage had been served as a defendant in March of 1998.

PART II

                        Other Information


Item 4.  Submission of Matters to a Vote of Security Holders


a. The Annual Meeting of Shareholders of Registrant was held on April 29, 1999.

b.   The following directors were elected at the meeting:


                           Affirmative    Negative       Votes       Votes
                                 Votes       Votes    Withheld   Abstained

     Sally A. Dean          18,775,870     134,125      73,218     165,789
     David W. Goodrich      18,833,381     134,125      15,707     165,789
     John T. Hackett        18,846,928     134,125       2,160     165,789
     William H. Kling       18,848,424     134,125         664     165,789
     Brenda J. Lauderback   18,752,003     134,125      97,085     165,789
     John C. McGinty        18,745,799     134,125     103,289     165,789
     Irwin Miller           17,874,239     134,125     974,849     165,789
     William I. Miller      18,848,426     134,125         662     165,789
     John A. Nash           18,848,024     134,125       1,064     165,789
     Lance R. Odden         18,750,870     134,125      98,218     165,789
     Theodore M. Solso      18,774,726     134,125      74,362     165,789


c.   Other matters voted on during the meeting were as follows:

     Confirmation of independent auditors,PricewaterhouseCoopers, of the Registrant: 18,922,908 affirmative, 115,629 negative, 110,447 abstained

     Approval of the Irwin Financial Corporation Employees' Stock
Purchase Plan III:  18,691,300 affirmative, 395,685 negative,
62,017 abstained

     Approval of the Irwin Financial Corporation 1999 Outside
Director Restricted Stock Compensation Plan:  18,597,603
affirmative, 468,289 negative, 83,110 abstained

     Amendment of the Articles of Incorporation to increase the total number of authorized preferred shares of the Corporation:
15,586,607 affirmative, 2,023,197 negative, 1,539,198 abstained

     Amendment of the Articles of Incorporation to delete an outdated section of Article V: 18,987,492 affirmative, 81,949 negative, 79,561 abstained


                             PART II

                             Item 6

(a)  Exhibits to Form 10-Q

Number Assigned                              Sequential Numbering
In Regulation S-K                            System Page Number
Item 601            Description              of Exhibit

(2)                 No Exhibit

(3)                 Articles of Incorporation

(4)                 No Exhibit

(10)                (a) Employee Stock Purchase Plan III
                    (b) 1999 Outside Director Restricted
                        Stock Compensation Plan

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

                              IRWIN FINANCIAL CORPORATION

                              By: /c/ Thomas D. Washburn
                                 ________________________
                                  Thomas D. Washburn
                                  Chief Financial Officer


                              By: /c/ Marie S. Ameis
                                 _________________________
                                  Marie S. Ameis
                                  Corporate Controller
                                  (Chief Accounting Officer)