Form 10-Q
period 1999-09-30
IRWIN FINANCIAL CORPORATION
filed 1999-11-12
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes No

As of October 31, 1999 there were outstanding 21,407,366 common shares, no par value, of the Registrant.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)				September 30,	December 31,
Assets:				1999	1998
Cash and due from banks				$40,574	$68,942
Federal funds sold				65,000	8,580
Cash and cash equivalents				105,574	77,522
Interest-bearing deposits with financial institutions				27,828	18,441
Trading assets				47,115	32,148
Investment securities (Market value: $41,275 in 1999 and $48,537 in 1998) - Note 2				41,103	48,055
Loans held for sale - Note 3				511,008	936,788
Loans and leases, net of unearned income - Note 4				669,375	556,991
Less: Allowance for loan and lease losses - Note 5				(8,803)	(9,888)
				660,572	547,103
Servicing assets - Note 6				133,302	117,129
Accounts receivable				59,317	71,087
Accrued interest receivable				8,325	13,071
Premises and equipment				22,157	21,382
Other assets				46,230	50,418
				$1,662,531	$1,933,144
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing				$260,636	$477,724
Interest-bearing				420,387	389,516
Certificates of deposit over $100,000				194,910	141,971
				875,933	1,009,211
Short-term borrowings- Note 7				463,100	644,861
Long-term debt- Note 8				30,447	2,839
Other liabilities				86,243	83,001
Total liabilities				1,455,723	1,739,912

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust- Note 9				48,053	47,999

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; none issued				--	--
Common stock; no par value - authorized 40,000,000 shares;
issued 23,402,080 shares in 1999 and 1998; including 1,931,713
and 1,729,324 shares in treasury in 1999 and 1998, respectively				29,965	29,965
Additional paid-in capital				4,077	2,595
Unrealized gains (losses) on investment securities				(13)	85
Retained earnings				164,293	142,232
				198,322	174,877
Less treasury stock, at cost				(39,567)	(29,644)
Total shareholders' equity				158,755	145,233
				$1,662,531	$1,933,144

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
				Three Months Ended
				September
(In thousands, except for per share)				1999	1998
Interest income:
Loans and leases				$13,799	$16,925
Investment securities:
Taxable				948	278
Tax-exempt				64	72
Loans held for sale				15,100	17,640
Trading Account				1,651	2,636
Federal funds sold				87	162
Total interest income				31,649	37,713
Interest expense:
Deposits				6,103	6,365
Short-term borrowings				6,544	8,521
Long-term debt				456	3,423
Total interest expense				13,103	18,309
Net interest income				18,546	19,404
Provision for loan and lease losses - Note 5				364	1,887
Net interest income after provision for
loan and lease losses				18,182	17,517
Other income:
Loan origination fees				11,781	14,933
Gain from sales of loans				15,889	22,350
Loan servicing fees				14,510	14,316
Amortization and impairment of servicing assets				6,258	20,762
Net loan administration income				8,252	(6,446)
Gain on sale of mortgage servicing				9,676	9,592
Trading gains (losses)				(744)	6,189
Gain on sale of leasing assets				--	5,241
Brokerage fees and commissions				353	249
Trust fees				543	479
Service charges on deposit accounts				443	450
Insurance commissions, fees and premiums				1,325	534
Other				232	1,271
				47,750	54,842
Other expense:
Salaries				28,470	30,039
Pension and other employee benefits				4,517	3,718
Office expense				3,484	3,078
Premises and equipment				5,825	5,444
Marketing and development				2,041	3,492
Other				5,978	8,637
				50,315	54,408
Income before income taxes				15,617	17,951
Provision for income taxes				5,732	6,685
				9,885	11,266
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust				1,174	1,174
Net income available to common shareholders				$8,711	$10,092

Earnings per share of common stock available to shareholders:
Basic - Note 10				$0.41	$0.47
Diluted - Note 10				$0.40	$0.46
Dividends per share of common stock				$0.05	$0.04

The accompanying notes are an integral part of the consolidated financial statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
				Nine Months Ended
				September 30,
(In thousands, except for per share)				1999	1998
Interest income:
Loans and leases				$37,995	$42,135
Investment securities:
Taxable				2,934	2,296
Tax-exempt				206	227
Loans held for sale				47,547	46,288
Trading Account				4,526	10,433
Federal funds sold				505	741
Total interest income				93,713	102,120
Interest expense:
Deposits				17,515	17,538
Short-term borrowings				21,393	23,973
Long-term debt				550	3,835
Total interest expense				39,458	45,346
Net interest income				54,255	56,774
Provision for loan and lease losses - Note 5				3,896	4,560
Net interest income after provision for
loan and lease losses				50,359	52,214
Other income:
Loan origination fees				37,809	41,970
Gain from sales of loans				53,524	57,213
Loan servicing fees				45,885	41,817
Amortization and impairment of servicing assets				11,889	35,641
Net loan administration income				33,996	6,176
Gain on sale of mortgage servicing				32,017	29,605
Trading gains (losses)				(11,130)	(26)
Gain on sale of leasing assets				--	5,241
Brokerage fees and commissions				1,116	759
Trust fees				1,663	1,586
Service charges on deposit accounts				1,290	1,287
Insurance commissions, fees and premiums				2,831	1,362
Other				2,801	3,129
				155,917	148,302
Other expense:
Salaries				85,877	84,134
Pension and other employee benefits				14,500	12,383
Office expense				9,899	9,193
Premises and equipment				17,297	14,884
Marketing and development				7,180	9,932
Other				25,496	26,072
				160,249	156,598
Income before income taxes				46,027	43,918
Provision for income taxes				17,208	16,192
				28,819	27,726
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust				3,523	3,523
Net income available to common shareholders				$25,296	$24,203

Earnings per share of common stock available to shareholders:
Basic - Note 10				$1.17	$1.11
Diluted - Note 10				$1.15	$1.09
Dividends per share of common stock				$0.15	$0.12

The accompanying notes are an integral part of the consolidated financial statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)
			Unrealized
			Gains/Losses		Additional
		Retained	on Investment	Common	Paid in	Treasury
	Total	Earnings	Securities	Stock	Capital	Stock
(In thousands)
Balance at July 1, 1999	$152,750	$156,655	($9)	$29,965	$1,519	($35,380)
Comprehensive Income: Note 1
Net Income		8,711
Other Comprehensive Income			(4)
Total	8,707
Cash dividends	(1,073)	(1,073)
Purchase of treasury stock	(4,616)					(4,616)
Sales of treasury stock	2,987				2,558	429
Balance September 30, 1999	$158,755	$164,293	($13)	$29,965	$4,077	($39,567)

Balance at July 1, 1998	$131,863	$127,784	$62	$29,965	$1,194	($27,142)
Comprehensive Income: Note 1
Net Income		10,092
Other Comprehensive Income			24
Total	10,116
Cash dividends	(866)	(866)
Purchase of treasury stock	(3,005)					(3,005)
Sales of treasury stock	233	(250)			107	376
Balance September 30, 1998	$138,341	$136,760	$86	$29,965	$1,301	($29,771)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(Unaudited)
			Unrealized
			Gains/Losses		Additional
		Retained	on Investment	Common	Paid in	Treasury
	Total	Earnings	Securities	Stock	Capital	Stock
(In thousands)
Balance at January 1, 1999	$145,233	$142,232	$85	$29,965	$2,595	($29,644)
Comprehensive Income: Note 1
Net Income		25,296
Other Comprehensive Income			(98)
Total	25,198
Cash dividends	(3,235)	(3,235)
Purchase of treasury stock	(11,735)					(11,735)
Sales of treasury stock	3,294				1,482	1,812
Balance September 30, 1999	$158,755	$164,293	($13)	$29,965	$4,077	($39,567)

Balance at January 1, 1998	$127,983	$115,414	$55	$29,965	$780	($18,231)
Comprehensive Income: Note 1
Net Income		24,203
Other Comprehensive Income			31
Total	24,234
Cash dividends	(2,606)	(2,606)
Purchase of treasury stock	(12,493)					(12,493)
Sales of treasury stock	1,224	(251)			522	953
Balance September 30, 1998	$138,342	$136,760	$86	$29,965	$1,302	($29,771)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30,				1999	1998
(In thousands)
Net income				$25,296	$24,203
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization				15,064	21,072
Provision for loan and lease losses				3,896	4,560
Amortization of premiums, less accretion of discounts				1,085	1,920
(Increase) decrease in loans held for sale				425,780	(159,876)
Gain on sale of mortgage servicing				(32,017)	(29,605)
Other, net				12,504	(10,496)
Net cash (used) provided by operating activities				451,608	(148,222)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-Maturity				8,495	10,245
Available-for-Sale				3,317	3,792
Proceeds from sales of investment securities:
Available-for-Sale				-	1,000
Purchase of investment securities:
Held-to-Maturity				-	(3,640)
Available-for-Sale				(5,944)	(4,170)
Net increase in trading assets				(14,967)	(21,251)
Net increase in interest-bearing
deposits with financial institutions				(9,387)	(13,199)
Net increase in loans, excluding sales				(140,293)	(127,216)
Sale of loans				22,928	202,700
Gain on sale of leasing assets				-	5,240
Additions to mortgage servicing assets				(96,541)	(50,641)
Proceeds from sale of mortgage servicing assets				112,043	30,635
Other, net				(4,100)	(1,118)
Net cash used by lending and investing activities				(124,449)	32,377

Financing activities:
Net increase (decrease) in deposits				(133,278)	219,644
Net (decrease) increase in short-term borrowings				(181,761)	(76,923)
Proceeds of long-term debt				27,608	2,878
Purchase of treasury stock				(11,735)	(12,493)
Proceeds from sale of stock for employee benefit plans				3,294	1,224
Dividends paid				(3,235)	(2,606)
Net cash provided by financing activities				(299,107)	131,724
Net increase (decrease) in cash and cash equivalents				28,052	15,879
Cash and cash equivalents at beginning of year				77,522	56,524
Cash and cash equivalents at end of year				$105,574	$72,403

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest				$38,816	$51,287
Income taxes				$8,219	$8,275

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

Reclassifications: Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation

Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). The Corporation will adopt FAS 133 on January 1, 2001. FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the market value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Corporation does not expect the adoption of this standard to have a material effect on its financial position or results of operation.

Derivative instruments on the Corporation's balance sheet are currently classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement.

Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Gains and losses are based on the adjusted cost of the specific asset.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including a net unrealized loss of $22 thousand and a net unrealized gain of $142 thousand on available-for-sale securities at September 30, 1999 and December 31, 1998, respectively, are summarized as follows:

				September 30,	December 31,
(In thousands)				1999	1998

Held-to-Maturity
US Treasury and Government obligations				$8,429	$32,158
Obligations of states and political subdivisions				4,707	5,207
Mortgage-backed securities				1,853	4,424
Total Held-to-Maturity				14,989	41,789

Available-for-Sale
US Treasury and Government obligations				22,399	2,096
Mortgage-backed securities				3,114	4,131
Other				601	39
Total Available for Sale				26,114	6,266

Total Investments				$41,103	$48,055

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

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale are stated at the lower of cost or market as of the balance sheet date. In assessing the lower of cost of market, performing loans are analyzed on an aggregate basis and nonperforming loans are analyzed on a disaggregate basis.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
				September 30,	December 31,
(In thousands)				1999	1998

Real estate-mortgage				$119,877	$123,980
Commercial, financial and agricultural				417,712	278,834
Real estate-construction				75,727	97,253
Consumer				52,219	51,730
Lease financing				4,446	6,375
Unearned income				(606)	(1,181)

				$669,375	$556,991

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

				September 30,	December 31,
(In thousands)				1999	1998

Balance at beginning of year				$9,888	$8,812

Provision for loan and lease losses				3,896	5,995
Reduction due to sale of loans				(3,126)	(2,976)
Reduction due to reclassification of loans to held for sale				(923)	-
Recoveries				437	559
Charge-offs				(1,369)	(2,502)

Balance at end of period				$8,803	$9,888

NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at September 30, 1999 and December 31, 1998 are $133.3 million and $117.1 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
				September 30,	December 31,
(In thousands)				1999	1998

Federal funds				$169,444	$266,000
Lines of Credit				148,182	180,118
Repurchase agreements and drafts payable related to
mortgage loan closings				82,459	172,126
Commercial paper				23,634	26,617
Other				39,381	-

Total				$463,100	$644,861

Repurchase agreements at September 30, 1999 and December 31, 1998, include $0.8 million and $29.8 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $81.6 million and $142.3 million at September 30, 1999 and December 31, 1998. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 4.82% to the lender's prime rate.

NOTE 8 -- LONG-TERM DEBT

Long-term debt at September 30, 1999 of $30.4 million consists of various notes payable with a variable interest rates ranging from 7.4% to 7.6% and maturity dates through July, 2014. Long-term debt as of December 31, 1998 of $2.8 million consisted of a note payable with a variable interest rate averaging 7.94% and maturing on July 1, 2002.

NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25% payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.1 million, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:

			Basic Earnings	Effects of	Diluted Earnings
			Per Share	Stock Options	Per Share
Three months ended September 30, 1999
Net income available to common shareholders			$8,711	$--	$8,711
Shares			21,498	344	21,843
Per-Share Amount available to common shareholders			$0.41	($0.01)	$0.40

Nine months ended September 30, 1999
Net income available to common shareholders			$25,296	$--	$25,296
Shares			21,605	363	21,967
Per-Share Amount available to common shareholders			$1.17	($0.02)	$1.15

			Basic Earnings	Effects of	Diluted Earnings
			Per Share	Stock Options	Per Share
Three months ended September 30, 1998
Net income available to common shareholders			$10,092	$--	$10,092
Shares			21,662	250	21,912
Per-Share Amount available to common shareholders			$0.47	($0.01)	$0.46

Nine months ended September 30, 1998
Net income available to common shareholders			$24,203	$--	$24,203
Shares			21,753	385	22,138
Per-Share Amount available to common shareholders			$1.11	($0.02)	$1.09

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of September 30, 1999, Irwin Mortgage Corporation (IMC) was a defendant in two separate class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers.

As of September 30, 1999, Irwin Union Leasing, (formerly Affiliated Capital Corp. (ACC)), and Irwin Financial Corporation were defendants in a class action lawsuit alleging misrepresentations by a manufacturer or certain equipment financed by ACC.

At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential exposure with respect to the litigation.

NOTE 12 -- Industry Segment Information

The Corporation has three principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans. The Corporation's other segments include equipment leasing, venture capital, and the parent company.

During the three month period ended September 30, 1998, the Corporation recorded a $5.2 million gain on the sale of certain leasing assets. The gain is included with the results of the Corporation's " other" segments.

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies". Below is a summary of each segment's revenues, net income, and assets for 1999 and 1998:

	Mortgage	Commercial	Home Equity
(In thousands)	Banking	Banking	Lending	Other	Consolidated
For the three months ended September 30, 1999
Net interest income	$7,105	$7,626	$4,895	($1,444)	$18,182
Intersegment interest	(982)	0	(361)	1,343	0
Other revenue	39,734	2,734	6,264	(982)	47,750
Intersegment revenues	0	41	0	(41)	0
Total net revenues	45,857	10,401	10,798	(1,124)	65,932
Other expense	34,368	7,064	8,099	784	50,315
Intersegment expenses	605	272	145	(1,022)	0
Net income before taxes	10,884	3,065	2,554	(886)	15,617
Income taxes	4,409	1,188	0	135	5,732
Net income	6,475	1,877	2,554	(1,021)	9,885
Distribution on Preferred Securities	0	0	0	1,174	1,174
Net income available to shareholders	$6,475	$1,877	$2,554	($2,195)	$8,711
Assets at September 30, 1999	$594,319	$737,567	$315,795	$14,850	$1,662,531

For the three months ended September 30, 1998
Net interest income	$7,255	$5,807	$4,195	$260	$17,517
Intersegment interest	(694)	28	(320)	986	0
Other revenue	44,629	2,701	2,014	5,498	54,842
Intersegment revenues	0	47	0	(47)	0
Total net revenues	51,190	8,583	5,889	6,697	72,359
Other expense	37,819	5,221	7,640	3,728	54,408
Intersegment expenses	1,357	635	98	(2,090)	0
Net income before taxes	12,014	2,727	(1,849)	5,059	17,951
Income taxes	4,872	1,016	0	797	6,685
Net income	7,142	1,711	(1,849)	4,262	11,266
Distribution on Preferred Securities	0	0	0	1,174	1,174
Net income available to shareholders	$7,142	$1,711	($1,849)	$3,088	10,092
Assets at September 30, 1998	$883,575	$576,611	$169,600	$22,963	$1,652,749

	Mortgage	Commercial	Home Equity
(In thousands)	Banking	Banking	Lending	Other	Consolidated
For the nine months ended September 30, 1999
Net interest income	$17,328	$21,304	$14,903	($3,176)	$50,359
Intersegment interest	(2,192)	0	(1,035)	3,227	0
Other revenue	128,268	8,782	19,808	(941)	155,917
Intersegment revenues	0	125	0	(125)	0
Total net revenues	143,404	30,211	33,676	(1,015)	206,276
Other expense	111,119	20,708	24,041	4,381	160,249
Intersegment expenses	1,872	784	749	(3,405)	0
Net income before taxes	30,413	8,719	8,886	(1,991)	46,027
Income taxes	12,368	3,327	0	1,513	17,208
Net income	18,045	5,392	8,886	(3,504)	28,819
Distribution on Preferred Securities	0	0	0	3,523	3,523
Net income available to shareholders	$18,045	$5,392	$8,886	($7,027)	$25,296
Assets at September 30, 1999	$594,319	$737,567	$315,795	$14,850	$1,662,531

For the nine months ended September 30, 1998
Net interest income	$19,584	$16,703	$14,068	$1,858	$52,213
Intersegment interest	(1,938)	139	(1,635)	3,434	0
Other revenue	127,359	8,245	6,986	5,712	148,302
Intersegment revenues	0	115	0	(115)	0
Total net revenues	145,005	25,202	19,419	10,889	200,515
Other expense	109,374	16,936	22,517	7,771	156,598
Intersegment expenses	1,357	635	98	(2,090)	0
Net income before taxes	34,274	7,631	(3,196)	5,208	43,917
Income taxes	13,915	2,863	0	(587)	16,191
Net income	20,359	4,768	(3,196)	5,795	27,726
Distribution on Preferred Securities	0	0	0	3,523	3,523
Net income available to shareholders	20,359	4,768	(3,196)	2,272	24,203
Assets at September 30, 1998	$883,575	$576,611	$169,600	$22,963	$1,652,749

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

Overview

Net income for the third quarter ended September 30, 1999, was $8.7 million, down 13.7% from the third quarter 1998 net income of $10.1 million. Net income per share(diluted)was $0.40 for the third quarter of 1999 as compared to $0.46 for the same period in 1998. Return on equity for the third quarter of 1999 was 22.16% compared to 29.94% in 1998. Third quarter 1998 results include a $3.1 million after-tax gain on the sale of substantially all of the assets of the Corporation's medical equipment leasing subsidiary. Absent the leasing gain, third quarter 1998 net income per share (diluted) was $0.32, and the return on equity was 20.6%.

For the year to date September 30, 1999, the Corporation recorded net income of $25.3 million, up 4.5% from 1998. Net income per share (diluted) was $1.15, up from $1.09 a year earlier. Return on equity for the year to date was 22.05% as compared to 24.64% for the same period in 1998. Absent the leasing gain, third quarter 1998 net income per share (diluted) was $0.95, and the return on equity was 21.38%.

Lines of Business

Irwin Financial Corporation has four principal lines of business:

- Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)

- Commercial banking (Irwin Union Bank)

- Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank)

- Venture capital (includes Irwin Ventures Inc. and the related activities of Irwin Union Bank)

Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1998:

Three Months Nine Months

Ended September 30, Ended September 30,

	1999	1998	1999	1998
Mortgage banking	$6,475	$7,142	$18,045	$20,359
Commercial banking	1,877	1,711	5,392	4,768
Home equity lending	2,554	(1,850)	$8,886	(3,196)
Venture capital	787	--	725	--
Other (includes parent, leasing, and consolidating entries)	(2,982)	3,089	(7,752)	2,272
	$8,711	$10,092	$25,296	$24,203

Mortgage Banking

Selected Financial Data (shown in thousands):

Three Months Nine Months

Ended September 30, Ended September 30,

	1999	1998	1999	1998
Selected Income Statement Data:

Loan origination fees	$11,612	$14,753	$37,267	$41,487
Gain from sales of loans	10,367	15,496	36,467	38,977
Loan servicing fees	12,921	13,011	41,215	38,189
Amortization and impairment of servicing assets	(5,731)	(20,293)	(10,389)	(34,718)
Trading gains (losses)	(36)	11,642	(10,808)	12,671
Net interest income	6,061	7,082	17,264	18,556
Provision for loan losses	62	(521)	(2,128)	(911)
Gain on sale of servicing	9,676	9,591	32,017	29,605
Other income	925	430	2,499	1,148
Total net revenues	45,857	51,191	143,404	145,005

Salaries and employee benefits	21,825	25,177	69,081	70,251
Other operating expenses	13,148	14,000	43,910	40,479

Income before tax	10,884	12,014	30,413	34,274
Income tax	4,409	4,872	12,368	13,915
Net income	$6,475	$7,142	$18,045	$20,359

Return on average equity	23.3%	33.2%	21.7%	31.5%
Mortgage loan originations	$1,382,946	$2,112,547	$4,769,740	$6,162,200

	September 30,	December 31,
	1999	1998

Servicing portfolio	$10,462,423	$11,242,470
Mortgage loans held for sale	301,150	555,197
Mortgage servicing asset	127,869	113,131

Mortgage banking activities are conducted by Irwin Mortgage Corporation which originates, sells, and services residential mortgage loans throughout the United States.

Net income for the third quarter was $6.5 million, down 9.3% from the same period in 1998. Year to date, net income was $18.0 million compared to $20.4 million in 1998.

As a result of a rising interest rate environment, mortgage loan originations of $1.4 billion were 34.5% below the third quarter of 1998. For the year, originations totaled $4.8 billion, down 22.6% from 1998. Refinances accounted for 15.9% of loan production in the third quarter of 1999 and 31.6% year to date. This compares to 41.4% and 45.1%, respectively, in 1998. Lower production volume caused mortgage loan origination income to decrease 21.3% in the third quarter to $11.6 million. Year to date it was down 10.2% to $37.3 million.

As a result of lower loan production in the third quarter of 1999, gains on the sale of loans decreased 33.1% to $10.4 million. Year to date, gains on the sale of loans totaled $36.5 million, down 6.4% from 1998.

Mortgage servicing fees decreased 0.7% in the third quarter but were up 7.9% year to date to $12.9 million and $41.2 million, respectively. The servicing portfolio totaled $10.5 billion at September 30, 1999, down 6.0% from a year earlier and down 6.9% from December 31, 1998.

Mortgage servicing assets totaled $127.9 million at September 30, 1999, up 13.0% from December 31, 1998. The amortization and impairment of servicing assets declined 71.8% in the third quarter of 1999 to $5.7 million. Year to date amortization and impairment totaled $10.4 million, down 70.1% from 1998. The decline is the result of the rising interest rate environment during the third quarter of 1999 that slowed prepayments in underlying loans and reduced impairment levels of mortgage servicing assets.

The year to date improvement in mortgage servicing asset amortization and impairment was partially offset by corresponding losses on hedging activities. The mortgage bank used options on treasury futures to offset the interest rate risk associated with its mortgage servicing assets. However, by September 30, 1999, options on the mortgage bank's balance sheet had expired. During the third quarter the mortgage bank recorded a $35.9 thousand market loss on options held during the quarter. Year to date, the market loss totaled $10.8 million. This compares with a market gain recorded on the hedge position of $11.6 million in the third quarter and $12.7 million year to date in 1998. The mortgage bank does not attempt to satisfy the criteria for "hedge accounting." As a result, options are accounted for as trading assets, and changes in fair value are adjusted through earnings as trading gains or losses.

Revenues from the sale of mortgage servicing were up 0.9% from the third quarter of 1998 to $9.7 million. Year to date servicing sale revenues totaled $32.0 million, up 8.1% from 1998.

As a result of the decrease in mortgage loan closings from 1998, net interest income was down in the third quarter and year to date. Net interest income for the three months ended September 30, 1999 was $6.1 million, down 14.4% from the third quarter 1998. Year to date, net interest income totaled $17.3 million, down 7.0% from 1998.

The provision for loan losses was down 111.9% in the third quarter of 1999 from $0.5 million in the third quarter of 1998. Year to date, the provision was $2.1 million, up from $0.9 million a year earlier. The third quarter 1999 figure reflects a change in accounting classification to more accurately account for nonperforming assets held at the mortgage bank. Prior to the third quarter of 1999, all nonperforming loans held at the mortgage bank were included in the nonperforming assets category. The majority of these assets are held for resale, rather than as a part of the loan portfolio, and as such, are more appropriately classified as part of the portfolio of loans held for sale and carried at the lower of cost or market value. There is no economic difference in this accounting change as marking the loans to market when valued at less than face value has the same effect as establishing a loan loss allowance, but it more accurately reflects management's intent with rspect to the ultimate disposition of the assets.

Salaries and employee benefits decreased 13.3% to $21.8 million for the third quarter of 1999. The reduction was due to a decline in commissions as a result of lower loan production in the third quarter of 1999. Year to date, they totaled $69.1 million, down 1.7% from a year earlier. Other operating expenses decreased 6.1% in the third quarter but were up 8.5% for the year to date.

Commercial Banking

Selected Financial Data (shown in thousands):

Three Months Nine Months

Ended September 30, Ended September 30,

Selected Income Statement Data:	1999	1998	1999	1998

Net interest revenue	$8,028	$6,380	$22,708	$18,437
Provision for loan losses	(402)	(545)	(1,404)	(1,595)
Other income	2,775	2,748	8,907	8,360
Salaries and benefits	(4,165)	(3,397)	(12,348)	(10,136)
Other operating expenses	(3,171)	(2,459)	(9,144)	(7,435)
Income before tax	3,065	2,727	8,719	7,631
Income tax	(1,188)	(1,016)	(3,327)	(2,863)
Net income	$1,877	$1,711	$5,392	$4,768

	September 30,	December 31,
Selected Balance Sheet Data:	1999	1998

Securities and short-term investments	$47,086	$62,411
Loans and leases	650,380	514,950
Allowance for loan losses	7,449	6,680
Deposits	$677,854	$567,526

Commercial banking activities are conducted by Irwin Union Bank (the Bank) which is headquartered in Columbus, Indiana. In recent years, the Bank has implemented a growth plan that calls for expansion into new markets outside of its home county in Indiana using de novo offices staffed by senior commercial loan officers who have experience with other commercial banks. As a result, the commerical bank currently operates in nine counties in Indiana as well as Kalamazoo and Grand Rapids, Michigan and St. Louis, Missouri. Net income was up in the third quarter to $1.9 million from $1.7 million a year earlier. Year to date, net income was $5.4 million, up from $4.8 million in 1998.

Net interest income improved 25.8% to $8.0 million in the third quarter of 1999. Year to date, it was up 23.2% to $22.7 million. The increase reflects the commercial bank's continued growth in new markets. The provision for loan losses decreased 26.3% to $401.7 thousand in the third quarter compared with a provision of $545.0 thousand a year earlier. Year to date, it decreased 12.0% to $1.4 million.

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended September 30,		1999			1998
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest - earning assets,	$655,082	$14,125	8.55%	$532,800	$11,897	8.86%
Interest - bearing liabilities	563,235	6,055	4.27%	451,571	5,453	4.79%
Net interest income	*	$8,070	*	*	$6,444	*
Net interest margin	*	*	4.89%	*	*	4.80%

For the Nine Months Ended September 30,		1999			1998
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest- earning assets	$616,987	$39,161	8.49%	$524,698	$34,585	8.81%
Interest - bearing liabilities	529,243	16,283	4.11%	446,876	15,952	4.77%
Net interest income	*	$22,878	*	*	$18,633	*
Net interest margin	*	*	4.96%	*	*	4.75%

Other income in the third quarter was up 1.0% to $2.8 million from $2.7 million in 1998. For the year to date, other income increased 6.6`% to $8.9 million. Total operating expenses, including salaries and benefits, increased 25.3% from the third quarter of 1998 to $7.3 million. For the year, these expenses were up 22.3% to $21.5 million. The continued expansion of operations in new markets led to increased non-interest expense in 1999.

Home Equity Lending

Selected Financial Data (shown in thousands):

Three Months Nine Months

Ended September 30, Ended September 30,

	1999	1998	1999	1998
Selected Income Statement Data:
Net interest revenue	$4,534	$3,875	$13,868	$12,433
Gain from sale of loans	5,983	6,587	16,491	17,346
Loan servicing fees, net of amortization and impairment of servicing assets	883	553	2,426	1,792
Trading gains (losses)	(708)	(5,453)	(321)	(12,697)
Other revenue	106	327	1,212	545
Total net revenues	10,798	5,889	33,676	19,419
Operating expenses	(8,244)	(7,739)	(24,790)	(22,615)
Pre-tax income (loss)	$2,554	$(1,850)	$8,886	$(3,196)

Other Selected Financial Data:	September 30,	December 31,
	1999	1998

Home equity loans	$216,638	$247,445
Interest-only strip	46,150	26,761
Servicing portfolio	749,149	581,241

The home equity lending business markets home equity and first mortgage loans through direct mail, telemarketing and the Internet in 29 states. The home equity lending business recorded pre-tax income of $2.6 million during the third quarter of 1999 and $8.9 million year to date. These results are compared to 1998 quarterly and year to date pre-tax losses of $1.9 million and $3.2 million, respectively.

Net interest revenue was $0.7 million higher in the third quarter of 1999 than 1998, and $1.4 million higher year to date. The increase was due to increased loans outstanding during 1999.

During the third quarter of 1999, the home equity lending business originated $97.5 million of loans, compared with $119.0 million in 1998. Year to date, loan originations totaled $291.8 million, up from $273.8 million a year earlier. The third quarter decline reflects the fact that fewer first mortgage loans were originated in 1999 than in 1998 when declining interest rates led to a higher volume of that product.

Gains from the securitization of loans totaled $6.0 million in the third quarter of 1999 and $16.5 million year to date, down 9.2% and 4.9%, respectively, from the third quarter and year to date 1998.

The home equity lending business services the loans it has securitized and collects an annual fee of up to 1% of the outstanding principal balance of the securitized loans. Net servicing fee income totaled $0.9 million in the third quarter of 1999, up 59.7% from the same period in 1998. Year to date, servicing fees totaled $2.4 million, up 35.4% from 1998. The increase is due to growth in the servicing portfolio combined with a decline in the prepayments of underlying loans and resulting impairment of servicing assets caused by the rising interest rate environment.

Interest-only strips are carried at their market values determined using assumptions about the duration and performance of the securitized loans. At September 30, 1999, the assumed annual loss rates ranged from 0.25% to 2.00%, prepayment speeds ranged from 8% to 46% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. To mitigate the interest rate risk associated with certain interest-only strips, the home equity lending business uses an interest rate cap which is also carried at its market value, which was $1.0 million at September 30, 1999.

Included in income during the third quarter of 1999 was an unrealized trading loss of $0.7 million recorded to adjust the carrying value of interest-only strips and the interest rate cap to their market values. This loss compares with a $5.5 million loss recorded in the third quarter of 1998. Year to date, trading losses totaled $0.3 million, compared with a $12.7 million trading loss in 1998. The improvement in 1999 is due to the rising interest rate environment combined with efforts made to shift a substantial portion of the home equity loan portfolio into product with less prepayment sensitivity.

Operating expenses were $8.2 million in the third quarter of 1999, up 6.5% from 1998. Year to date, they increased 9.6% to $24.8 million.

Venture Capital

The Corporation's recently formed venture capital line of business earned net income of $0.8 million in the third quarter of 1999 and $0.7 million year to date. The income resulted principally from the unrealized gain in its sole portfolio investment which is carried on its balance sheet at market value. The Corporation intends to use the venture capital line of business to make minority investments in early-stage financial services businesses. Its primary focus will be businesses which plan to use the Internet, or other forms of technology, as a key component of their competitive strategy.

Other (includes parent, leasing, and consolidating entries)

Third quarter 1999 results at the Corporation's other businesses totaled a net loss of $3.0 million, compared with net income of $3.1 million a year earlier. Year to date 1999 results totaled a net loss of $7.8 million compared with net income of $2.3 million in 1998. The components of these other results are as follows:

Three Months Ended Nine Months Ended

September 30, September 30,

(In thousands)	1999	1998	1999	1998

Parent Company operating results	$(1,751)	$(858)	$(3,967)	$(2,218)
Income tax benefit (expense) generated at home equity line of business	(1,022)	740	(3,554)	1,278
Total Parent Company	(2,773)	(118)	(7,521)	(940)
Sale of leasing assets, net	--	3,144	--	3,144
Irwin Business Finance, net	(218)	--	(218)	--
Other, net	9	63	(13)	68
	$(2,982)	$3,089	$(7,752)	$2,272

Parent company operating losses are higher in 1999 as a result of increased net interest expense for funding to support the growth of subsidiaries. Additionally, the parent company enters into interest rate swap agreements with its subsidiaries, the results of which have been less favorable to the parent in 1999 than in 1998. The parent company records the income tax expense or benefit generated at the home equity business until such time that all net operating losses carried forward are fully used.

Irwin Business Finance is a new leasing subsidiary of the Corporation which began organizing in mid-1999. It has incurred net expenses to date of $0.2 million. The company expects to begin lease originations in early 2000.

Consolidated Income Statement Analysis

Net interest income for the third quarter of 1999 totaled $18.5 million, down 4.4% from the third quarter of 1998. For the year, it decreased 4.4% to $54.3 million. The decrease was due to a decline at the mortgage bank resulting from the rising interest rate environment, partially offset by increased loans outstanding at the community bank and home equity business.

The loan and lease loss provision was $0.4 million for the third quarter of 1999, as compared with $1.9 million for the same period in 1998. For the year, it totaled $3.9 million, down from $4.6 million a year earlier. The 1999 decline resulted from a change in classification of certain nonperforming mortgage loans to the "loans held for sale" category as previously discussed in the mortgage banking section of this report. See the section on credit risk for additional information on the loan loss provision.

Noninterest income was down 12.9% to $47.8 million in the third quarter of 1999. Year to date noninterest income increased 5.1% to $155.9 million. The third quarter decline was caused primarily by lower revenues at the Corporation's mortgage banking line of business as a result of the rising interest rate environment which slowed loan production activity. Additionally, third quarter 1998 noninterest income included a $5.2 million pre-tax gain on the sale of the assets of the Corporation's medical equipment leasing business.

Other expenses decreased 7.5% in the third quarter of 1999 to $50.3 million. For the year, other expenses experienced a moderate increase of $3.7 million or 2.3%. Reduced loan production activities at the mortgage bank resulted in the third quarter decline.

The effective income tax rate for the Corporation was 39.7% the third quarter of 1999 and 40.5% year to date. This is compared with 39.8% in the third quarter of 1998 and 40.1% year to date 1998.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at September 30, 1999, were $1.7 billion, down from December 31, 1998, total assets of $1.9 billion. The decrease was due to a decline in loans held for sale which totaled $0.5 billion at September 30, 1999, down from $0.9 billion at December 31, 1998. The decrease in assets was accompanied by a decrease in deposits of $0.1 billion and a decrease in short-term borrowings of $0.2 billion. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $217.3 million at September 30, 1999, down from $399.6 million at December 31, 1998.

Shareholders' equity grew to $158.8 million or $7.42 per share, an increase over the $145.2 million or $6.70 per share at the end of 1998. The Corporation's equity to assets ratio ended the quarter at 9.55% compared to 7.51% at the end of 1998.

Prior to the adoption of new mortgage banking accounting standards in the third quarter of 1995, generally accepted accounting principles precluded recognition of the full value of mortgage servicing assets to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standards, it represents substantial economic value which is not recorded on the balance sheet. Management estimated this value to be approximately $50 million or $2.34 per share at September 30, 1999. The estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero as the underlying loans pay off, servicing fees are collected, and the income from servicing the loans is fully accreted.

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

As of September 30, 1999, the allowance for loan and lease losses as a percentage of total loans and leases was 1.32% compared to 1.78% at December 31, 1998. For the three months ended September 30, 1999, the provision for loan and lease losses totaled $0.4 million, a decline of 80.7% from the amount recorded in the third quarter of 1998. Year to date, the provision totaled $3.9 million, down 14.6% from a year earlier. The decrease occurred primarily at the mortgage bank in connection with the change in classification of nonperforming loans to the "loans held for sale" category to more accurately reflect management's intent with respect to the ultimate disposition of these assets. As previously discussed in the mortgage banking section, these loans are carried at the lower of their cost or market value. Any impairment provision is recorded through the markdown of the loans to their market value.

Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $8.9 million or 0.53% of total assets at September 30, 1999, down from $15.4 million or 0.79% at December 31, 1998 and $9.5 million or 0.64% at December 31, 1997. The decline resulted from the reclassification of $3.2 million of nonperforming mortgage loans to the "loans held for sale"category during the third quarter of 1999.

Nonperforming Assets (In Thousands)	September 30, 1999	December 31, 1998	December 31, 1997
Accruing loans past due 90 days or more:
Real Estate	$--	$291	$534
Commercial	1,493	252	382
Consumer	193	86	86
Subtotal	1,686	632	1,002
Nonaccrual loans:
Real Estate	$2,612	9,570	5,333
Commercial	656	1,052	777
Leasing	332	426	506
Consumer	147	174	63
Subtotal	3,747	11,222	6,679
Total nonperforming loans	5,433	11,854	7,681
Other real estate owned	3,418	3,506	1,828
Total nonperforming assets	$8,851	$15,360	$9,509
Nonperforming assets to total assets	0.53%	0.79%	0.64%

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

Senior managers of each operating company who serve on their respective Asset-Liability Management Committees monitor the repricing structure of both assets and liabilities. Exposure to changes in interest rates is evaluated by modeling the repricing characteristics and options embedded in the balance sheets of each operating company. The methodology employed for measuring the sensitivity of market value at the operating companies and consolidated levels is reflected in the change in net market value of interest-earning assets and interest-bearing liabilities, assuming a parallel yield curve shift of up and down 2%.

Rate sensitivity at the commercial bank can typically be managed by controlling the repricing characteristics of loans, securities, and deposits. The commercial bank may also use financial futures or interest rate swaps from time to time. Formal policies approved by the commercial bank's Board of Directors ensure that exposure to changes in net interest revenues is maintained within acceptable levels.

The mortgage banking business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are also held temporarily until a pool is formed. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk.

The home equity lending business funds the majority of loans with liabilities of terms that closely match the anticipated holding period of their assets. The mortgage bank and the home equity business are also exposed to interest rate risk through their ownership of servicing assets and other retained interests resulting from securitization. The companies manage their risk using a variety of techniques including: maintaining a strong production operation which offsets the interest rate risk, selective sales of servicing rights, and the use of financial hedges. In some cases, the Corporation uses internal hedges to allow for risk characteristics of one line of business to offset those of another line.

Through the use of simulations using regression modeling, option-adjusted valuation techniques for estimating expected customer behavior, and Monte-Carlo based cash flow simulation, the Corporation attempts to analyze and mitigate consolidated interest rate risk. For example, if interest rates decline, management expects an increase in mortgage loan origination income and a decline in the value of mortgage servicing assets. Management attempts to monitor this exposure to traditional interest rate risk in a comprehensive manner, assessing the impact on production, servicing, and balance sheet values individually and cumulatively.

The following table shows management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of September 30, 1999, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. It does not take into account the book values of the Corporation's non-interest sensitive assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates. Nor does it address the market value of certain off- balance sheet interests not recognized under GAAP (e.g., mortgage servicing rights acquired prior to the adoption of FAS 122 in 1995), or attempt to make any estimate of the value changes resulting from increases or decreases in loan production fees as interest rates change.

As noted above, the analysis is based on discounted cash flows over the remaining estimated lives of the financial instruments. The total measurement of the Corporation's exposure to interest rate risk as presented in the following table may not be representative of the actual values which might result from a higher or lower rate environment. Such environments would likely result in different lending and borrowing strategies at the Corporation, designed in part to further mitigate the effect on the value of, and the net earnings generated from the Corporation's net assets, from any change in interest rates.

The figures suggest, based on balance sheet and off- balance sheet financial assets, that the present value of the Corporation's interest-sensitive assets and liabilities are most adversely affected in a falling rate environment. The Corporation's book value of servicing assets was capped below estimated market value as of September 30, 1999, due to the accounting principle which requires servicing assets to be carried at the lower of their cost or market value. The following table shows these assets uncapped (i.e. at estimated market value rather than book value.)

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

Present Value at September 30, 1999 ($000)
(In thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets

Loans and Other Assets	$805,210	$788,228	$772,130	$756,809	$742,264
Loans Held for Sale	419,082	415,564	411,922	408,109	404,149
Mortgage Servicing Rights	89,142	138,247	170,285	177,149	175,211
Interest-only Strips	42,276	45,398	48,693	51,870	54,820

Total Interest Sensitive Assets	1,355,710	1,387,437	1,403,030	1,393,937	1,376,444

Interest Sensitive Liabilities
Deposits	(686,429)	(682,564)	(678,779)	(675,080)	(671,490)
Short-term Borrowings	(361,039)	(360,913)	(360,782)	(360,649)	(360,512)
Long-term Debt	(93,051)	(87,338)	(82,982)	(79,611)	(76,937)

Total Interest Sensitive Liabilities	(1,140,519)	(1,130,815)	(1,122,543)	(1,115,340)	(1,108,939)

Interest Sensitive Off -Balance Sheet Items	317	739	1,461	2,568	3,884

Net Sensitivity as of September 30, 1999	$215,508	$257,361	$281,948	$281,165	$271,389
Potential Change	$(66,440)	$(24,588)	$-	$(783)	$(10,559)

Net Sensitivity as of December 31, 1998	$50,666	$78,781	$103,290	$126,155	$140,238
Potential Change	$(52,624)	$(24,509)	$-	$22,865	$36,948

Derivative Financial Instruments

The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. As previously discussed in the mortgage banking section, the economic value of mortgage servicing assets is periodically hedged using options on treasury futures. At September 30, 1999, all such options had expired. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $1.0 million at September 30, 1999, and a notional amount of $53.6 million. Options on treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on the income statement. In the third quarter of 1999, the Corporation recorded a $0.1 million gain related to these derivative products. Year to date 1999, the Corporation recorded a $10.2 million loss. This compares to gains of $11.6 and $12.7 million, respectively, in the previous year.

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
	Ratio required to be considered well-capitalized	September 30, 1999	December 31, 1998	December 31, 1997

Equity to Assets	n/a	9.55%	7.46%	8.55%
Risk-Based Capital	10.0%	14.35%	12.25%	14.85%
Tier I Capital	6.0%	12.10%	11.63%	13.56%
Tier I Leverage	5.0%	12.60%	10.51%	12.06%

Year 2000
Beginning in 1997, the Corporation developed a seven-stage project plan to achieve effective Year 2000 readiness by June 30, 1999, which included: (i) an awareness campaign throughout the Corporation to raise the level of importance and attention beyond that of a typical "information technology" issue; (ii) assessment of the Corporation's Year 2000 problem, including contract review, a technical audit and an estimation of remediation costs; (iii) remediation of non-compliant systems through repairs, upgrades or replacements of computer programs and chips; (iv) testing of the Corporation's systems for Year 2000 compliance; (v) development of contingency plans to continue processes in the event of Year 2000 readiness failure by the Corporation or parties on whom it is dependent; (vi) implementation of the remediated systems; and (vii) auditing after January 1, 2000, of the completed processes for post-year 2000 compliance. The entire project is overseen by a Year 2000 Steering Committee which includes the Corporation's Chairman, President, and those in charge of Information Technology (IT) at each entity.
As of June 30, 1999, the Corporation had substantially completed phases (i) through (vi) and as of September 30, 1999, was continuing contingency planning efforts which will be on-going through year-end.

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
Costs

The Year 2000 project has required a reallocation of business resources from other areas of the Corporation. However, to date, the consolidated cost of the project has not been material to the overall financial results of operations, liquidity, or capital, nor does the Corporation believe it will be material throughout the duration of the project. Additionally, the Corporation does not believe that the reallocation of resources necessary to address the Year 2000 issue has resulted in a material adverse change in the Corporation's ability to address other information technology projects critical to the Corporation's growth. The Corporation has incurred and expensed approximately $2.4 million pre-tax on the Year 2000 project since its inception. These costs have been funded through operating cash flows. The total cost of the project over the period 1997 to 2000 is anticipated to be in the range of $2.9 million pre-tax, excluding incentive stock-based compensation valued at approximately $0.3 million at the time of grant. The graph below illustrates the amounts expensed on the project to date (excluding the cost of options which are not expensed under GAAP) and on a pro forma basis through 1999 and contain forward-looking estimates.

Year 2000 Project-Irwin Financial Consolidated

As of September 30, 1999

Pre-tax Costs in $000
1997-Actual	$119
1998-Actual	1317
1999-YTD	1004
1999 *	1,542
* Estimate as of September 30, 1999.

Risks
Financial services require exact calculations and prompt delivery. If the Corporation's products are not accurate and timely, it increases its exposure to risks such as client service failure, regulatory compliance problems and disruption of third party operations when it interacts with others. The Corporation believes it has substantially implemented the necessary changes to ensure that its internal operations are Year 2000 compliant prior to December 31, 1999. However, the Corporation cannot guarantee that all of its efforts will have succeeded. In addition, if the Year 2000 issue adversely affects the Corporation's customers, this in turn could have a material adverse effect on the Corporation's ability to collect and service outstanding loans. Finally, even if the Corporation's internal operations and customers are Year 2000 compliant, the Corporation's operations can be materially adversely affected if agencies and third parties with which the Corporation interacts fail to address the Year 2000 issue successfully.

Contingency Plans

Each of the Corporation's entity's has developed contingency plans. Each of those plans include procedures for addressing application or third-party vendor failure as well as the financial impact of any such failure.

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

Progress

The progress of this team in meeting the seven-stage requirements of its project plan to achieve Year 2000 readiness by September 30, 1999, is shown below.

Year 2000 Project-Irwin Financial (parent only)

As of September 30, 1999

Percent Completed
	Target Completion	Actual Completion	Projected Actual Completion Date
Post-2000 Audit

0

0

During 2000 and 2001

Implementation	100	100	Done
Contingency Planning	95	95	On-going
Testing	100	100	Done
Remediation	100	100	Done
Assessment	100	100	Done
Awareness	100	100	Done

Contingency planning is complete except for the on-going review of the plans as the end of the year approaches. As of September 30, 1999, implementation was complete except for the final implementation of an upgrade of the company's general ledger system. This implementation was completed early in the fourth quarter.

Costs

The parent company has spent approximately $204 thousand pre-tax since inception of the Year 2000 project. The graph below indicates the amounts expensed on the project to date and on a pro forma basis through 1999.

Year 2000 Project-Irwin Financial (parent only)

As of September 30, 1999

Pre-tax Costs in $000
1997--Actual	$33
1998--Actual	103
1999--YTD	68
1999 *	115
* Estimate as of September 30, 1999.

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

Scope

IMC has had teams addressing Year 2000 readiness since August of 1997 and it has adopted the same seven phase plan to achieve readiness used by the Corporation as discussed above. IMC participates with the Corporation's Steering Committee and has specific internal personnel whose time is dedicated solely to the Year 2000 project. In addition, IMC has partnered with the local office of a national IT consulting firm that has assisted with staff augmentation and technical expertise in the areas of code re

IMC is dependent on third parties in three principal areas.

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
usiness.

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

Progress

IMC substantially met its internal plan to achieve Year 2000 readiness by June 30, 1999. The first four phases of the plan (awareness, assessment, remediation and testing) have been completed. Testing has involved internal application validation in the IMC Y2K test laboratory as well as participation in the Mortgage Bankers Association Year 2000 Inter-Industry Test. IMC has participated in the mandatory test transactions set forth by FNMA, FHLMC, and GNMA. The testing process for critical application

Year 2000 Project-Irwin Mortgage

As of September 30, 1999

Percent Completed
	Target Completion	Actual Completion	Projected Actual Completion Date
Post-2000 Audit

0

0

During 2000 and 2001

Implementation	100	100	Done
Contingency Planning	95	95	On-going
Testing	100	100	Done
Remediation	100	100	Done
Assessment	100	100	Done
Awareness	100	100	Done

Costs

IMC has spent approximately $1.8 million pre-tax since inception on the Year 2000 project. The graph below indicates the amounts expensed in the project to date and on a pro forma basis through 1999.

Year 2000 Project-Irwin Mortgage

As of September 30, 1999

Pre-tax Costs in $000
1997--Actual	$40
1998--Actual	1,046
1999--YTD	733
1999 *	1,081

* Estimate as of September 30, 1999.

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

Another risk to the company could involve a failure of one or more components in the loan servicing system. The loan servicing system is a high-volume, transactional system that makes logic decisions based on dates (both current and future). For example, if the payment posting module of the system fails, the company may be unable to remit payments and information to IMC's investors. The cost associated with this problem includes fines (for late reporting) that could range from a few hundred dollars to

Contingency Plans

The company has completed its contingency planning efforts but continues to review plans and provide updates as necessary. Its approach is to review the most important business processes that were identified in the assessment phase and work with the key personnel to develop alternative plans in case a Year 2000 issue is encountered.

Irwin Union Bank

Irwin Union Bank & Trust (the Bank) is engaged in providing consumer and commercial banking, trust, insurance and brokerage services throughout central and south central Indiana. The Year 2000 technology compliance issue poses a significant challenge to the organization as technology has been integrated with all major business processes. The methodology is based on the Corporation's seven-stage implementation plan. The Bank completed all Year 2000 technology testing in June, 1999.

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

Progress

The Bank involved over 25 staff members to participate in Year 2000 technology discussions, vendor appraisals and compliance testing. A multi-level testing strategy has been deployed within the Bank. Depending on the level of vendor and third party testing, the Bank has determined whether additional testing is warranted. For those applications that were certified by either a third party or vendor, the Bank has requested and reviewed the test results and scripts. An exception to this policy of reviewi

The testing procedures for third party providers are more challenging for the Bank to assess Year 2000 compliance. The Bank has three critical technologies that are provided through a service bureau environment: retail brokerage, trust and employee benefits account processing. The providers of these services are all industry-leading firms who have committed significant resources to ensure Year 2000 compliance. They have documented their efforts to the Bank through ongoing disclosure of testing plans

The Bank's progress against each stage of its plan is shown below.

Year 2000 Project-Irwin Union Bank

As of September 30, 1999

Percent Completed
	Target Completion	Actual Completion	Projected Actual Completion Date
Post-2000 Audit

0

0

During 2000 and 2001

Implementation	100	100	Done
Contingency Planning	95	95	On-going
Testing	100	100	Done
Remediation	100	100	Done
Assessment	100	100	Done
Awareness	100	100	Done

Costs

The focus on commercial off-the-shelf applications has allowed the Bank to avoid major programming costs that are required with proprietary systems. However, the impact of testing existing systems has added significant time requirements to the Bank's IT department. In 1998, the Bank added a fifth IT professional to allow the department to support its 350 users while conducting Year 2000 activities. In addition, the Bank has incurred expense in the replacement and repair of specific non-compliant syste

Year 2000 Project-Irwin Union Bank

As of September 30, 1999

Pre-tax Costs in $000
1997--Actual	$46
1998--Actual	96
1999--YTD	91
1999 *	165

* Estimate as of September 30, 1999.

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

Contingency Planning

The Bank's contingency planning approach identifies core processes, and corresponding critical activities, to develop alternative approaches to accomplishing the desired outputs. The bank has formed teams comprising of the departmental managers and members of the IT department to evaluate the impact of technology non-compliance for each critical process. Each team is then responsible for preparing a contingency plan that provides alternative operating procedures in the case of technology non-compliance

Irwin Home Equity

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

When compiling the plan, all functions of the organization were considered, including computer software, hardware, data communications, environmental facilities, third party vendors, and other companies with whom data is exchanged. IHE's team to manage the Year 2000 effort consists of individuals representing Senior Management, Information Systems, Networks, Loan Origination, Loan Servicing, Accounting, and Finance. In addition, Telecommunications, Building, and Office Services are involved in various

Progress

The company identified its mission critical applications and tested those modules first. Applications are considered mission critical if they have an impact on customers or could have a negative impact on the continued operation of the company. Testing has been completed for all mission critical applications. Regression testing will continue throughout 1999 and 2000.

The company has completed the installation of the remediated versions of software for all of its mission critical applications. Conversion to a new Loan Servicing System was completed in late March. Since this application is housed at the vendor's service bureau, the company relied on proxy test results to validate Year 2000 readiness. Results of a third party audit of the vendor were also reviewed as additional supporting documentation. The vendor for the Loan Servicing system is an industry leading

The progress of the IHE Year 2000 team in meeting the requirements of its project plan to achieve Year 2000 readiness is shown below.

Year 2000 Project-Irwin Home Equity

As of September 30, 1999

Percent Completed
	Target Completion	Actual Completion	Projected Actual Completion Date
Post-2000 Audit

0

0

During 2000 and 2001

Implementation	100	100	Done
Contingency Planning	95	95	On-going
Testing	100	100	Done
Remediation	100	100	Done
Assessment	100	100	Done
Awareness	100	100	Done

Costs

Year 2000 costs have largely been limited to internal staff time since all software and hardware upgrades were planned as part of the company's normal business plan. Costs directly associated with the Year 2000 remediation have thus far totaled $184 thousand. Those costs and anticipated future costs for the project are displayed below.

Year 2000 Project-Irwin Home Equity

As of September 30, 1999

Pre-tax Costs in $000
1997--Actual
1998--Actual	$72
1999--YTD	75
1999 *	166
* Estimate as of September 30, 1999.
Risks

As a result of IHE's dependence on third party providers and despite the company's testing, there is no assurance that all vendors will have achieved Year 2000 compliance. However, the company believes its contingency plans should provide sufficient backup to normal operations. For instance, should the loan origination system be unavailable due to software problems or environmental outages, this would slow the closing and funding process. The loan servicing system could be unavailable, requiring manua

Contingency Plans

IHE established a contingency planning team, identified core business processes, and has developed contingency plans for its mission critical processes. The company determined that the most likely worst case scenario would be environmental in nature (lack of power, telephone, data center communications). The company completed a detailed plan addressing the potential impact a Year 2000 compliance failure by it or its service providers could have on the company. Plans for all areas include tasks to

During the third quarter Contingency Project Team and Department representatives reviewed the plans for each core business process and then performed work area tests. Plans were enhanced and modified where needed as each phase of the review and testing were completed. Early in the fourth quarter plans for key customer support areas will also be "rehearsed." In this phase of testing business will be conducted, on a limited basis, in contingency mode.

Contingency plans have been approved by the Department manager and Senior Executive representing the Business Unit.

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

(3) Articles of Incorporation

(4) No Exhibit

(10) No Exhibit

(11) Computation of earnings per

share is included in the

footnotes to the financial

statements

(15) No Exhibit

(18) No Exhibit

(19) No Exhibit

(22) No Exhibit

(23) No Exhibit

  ) No Exhibit

(27) Financial Data Schedule

(99) No Exhibit

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

By: __/s/_Gregory F. Ehlinger__

Gregory F. Ehlinger

Chief Financial Officer

By: ___/s/_Marie S. Ameis______

Marie S. Ameis

Corporate Controller

(Chief Accounting Officer)