Form 10-K405
period 1999-12-31
IRWIN FINANCIAL CORPORATION
filed 2000-03-30
CIK 52617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(Mark One)

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                   TO

                         COMMISSION FILE NUMBER 0-6835

                          IRWIN FINANCIAL CORPORATION
            (Exact Name of Corporation as Specified in its Charter)

                   INDIANA                                      35-1286807
       (State or Other Jurisdiction of                       (I.R.S. Employer
       Incorporation or Organization)                       Identification No.)
            500 WASHINGTON STREET                                  47201
              COLUMBUS, INDIANA                                 (Zip Code)
  (Address of Principal Executive Offices)

                                 (812) 376-1020
             (Corporation's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Shares (Title of Class)

     Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Corporation was $155,117,904 as of March 9, 2000. As of March 9, 2000, there were outstanding 21,045,469 common shares of the Corporation.

                      DOCUMENTS INCORPORATED BY REFERENCE

       SELECTED PORTIONS OF THE FOLLOWING DOCUMENTS            PART OF FORM 10-K INTO WHICH INCORPORATED
       --------------------------------------------            -----------------------------------------
Definitive Proxy Statement for Annual Meeting of
  Shareholders to be held April 27, 2000                                      Part III
Exhibit Index on Pages 64 through 66

                        Total Pages in This Filing: 177
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I
  Item 1 -- Business........................................       1
  Item 2 -- Properties......................................       5
  Item 3 -- Legal Proceedings...............................       6
  Item 4 -- Submission of Matters to a Vote of Security
     Holders................................................       6
Part II
  Item 5 -- Market for Corporation's Common Equity and
            Related Security Holder Matters.................       7
  Item 6 -- Selected Financial Data.........................       8
  Item 7 -- Management's Discussion and Analysis of
  Financial Condition and Results of
               Operations...................................       9
  Item 8 -- Financial Statements and Supplementary Data.....      38
  Item 9 -- Changes in and Disagreements with Accountants on
  Accounting and Financial
               Disclosure...................................      62
Part III
  Item 10 -- Directors and Executive Officers of the
     Corporation............................................      63
  Item 11 -- Executive Compensation.........................      63
  Item 12 -- Security Ownership of Certain Beneficial Owners
             and Management.................................      63
  Item 13 -- Certain Relationships and Related
     Transactions...........................................      64
Part IV
  Item 14 -- Exhibits, Financial Statement Schedules and
             Reports on Form 8-K............................      64
Signatures..................................................      67

                                     PART I

ITEM 1. BUSINESS

GENERAL

     Irwin Financial Corporation (the "Corporation") is a diversified financial services company organized as an Indiana bank holding company in May, 1972. The Corporation's principal subsidiaries are Irwin Mortgage Corporation ("Irwin Mortgage"), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Irwin Home Equity Corporation ("Home Equity"), a consumer home equity lending company; Irwin Business Finance ("Business Finance"), an equipment leasing company; Irwin Ventures Incorporated ("Irwin Ventures"), a venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company. The Corporation is also the sole equity shareholder of IFC Capital Trust I ("Capital Trust"), a special purpose trust.

BUSINESS OF SUBSIDIARIES

     Irwin Mortgage, acquired in 1981, originates, purchases and services conventional or government agency backed (i.e., FHA and VA) residential mortgage loans. Most mortgages are either insured by an agency of the federal government, or in the case of a conventional mortgage, meet requirements for resale to the Federal National Mortgage Association or the Federal Home Loan Mortgage Corporation. Irwin Mortgage also engages in the non-prime first and second mortgage lending market. This market is composed of borrowers who do not qualify under the underwriting guidelines established by the government-sponsored secondary market agencies for conforming first mortgages.

     Irwin Mortgage sells mortgage loans to institutional and private investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Irwin Mortgage operates 107 production and satellite offices in twenty-nine states. During 1999, Irwin Mortgage established offices in Irvine, California; Schererville, Indiana; Springfield, Illinois; Ashland, Kentucky; Kalamazoo and Lansing, Michigan; Sunset Hills and Union, Missouri; Reno, Nevada; Charlotte, Creed Moor and Durham, North Carolina; Weatherford, Oklahoma; Portland, Oregon; Lancaster, Pennsylvania; Brentwood, Tennessee; Houston, Texas; Chesapeake, Virginia; and Green Bay, Wisconsin. During 1999, Irwin Mortgage closed offices in Antioch, California; Aiea, Hawaii; Anderson, Kendalville and New Albany, Indiana; Louisville, Kentucky; Towson, Maryland; Braintree, Massachusetts; Jackson, Mississippi; Las Vegas, Nevada; Charlotte and Madison, North Carolina; Broken Arrow, Oklahoma; Lake Oswego, Oregon; Wyomissing, Pennsylvania; Austin and Rockport, Texas; Suffolk, Virginia; Bellevue, Washington; and Green Bay, Wisconsin.

     Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, financial counseling, property and casualty insurance agency services, trust services, securities brokerage, and safe deposit facilities. Irwin Union Bank is the largest of eleven financial institutions operating in Bartholomew County, Indiana, with eight locations throughout the county. Irwin Union Bank also has branch facilities in Greensburg (Decatur County), Carmel (Hamilton County), Avon (Hendricks County), Seymour (Jackson County -- 2), Franklin and Greenwood (Johnson County -- 2), Indianapolis (Marion County), Bloomington (Monroe
County -- 3) and Shelbyville (Shelby County), Indiana. In January, 1999, Irwin Union Bank opened a loan production office in Brentwood (St. Louis), Missouri. Loan production offices established in 1999 in Kalamazoo and Grandville (Grand Rapids), Michigan became branches of the Bank in June, 1999 and January, 2000, respectively. In December, 1999, the Bank opened a branch office in Carson City, Nevada. In July, 1999, Irwin Union Bank acquired the business of Susan Wier, d/b/a Investment Partners. In January, 2000, Irwin Union Insurance, Inc., an insurance agency subsidiary of Irwin Union Bank, acquired Colvin Brokerage & Insurance Agency, Inc. In

April, 1999, Irwin Union Advisory Services, Inc., a subsidiary of Irwin Union Bank, became a registered investment advisor.

     Home Equity was formed in 1994 and is located in San Ramon, California. In conjunction with its affiliate Irwin Union Bank, Home Equity originates, securitizes, and services home equity loans and lines of credit. The products are marketed through direct mail, telemarketing and Internet-based solicitations in twenty-nine states. Products are also offered through the use of independent third-party brokers. Additionally, Home Equity offers a first mortgage refinance program in selected states. In January, 2000, Home Equity introduced a product offering a limited amount of credit with an expedited turnaround time called "Immediate Credit."

     Business Finance, headquartered in Bellevue, Washington, was organized during the second quarter of 1999 for the purpose of originating and servicing small to medium-sized equipment leases and loans. Business Finance commenced operations in January, 2000. The company originates transactions from an established national network of brokers and vendors through an e-commerce system that provides automated credit scoring, documentation and portfolio management services.

     Irwin Ventures, located in Columbus, Indiana, is a venture capital subsidiary formed in the third quarter of 1999 for the purpose of making investments in early stage companies in the financial services industry and related fields. In August, 1999, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC ("IVI-SBIC"). Irwin Ventures has filed an application with the Small Business Administration for a Small Business Investment Company license on behalf of IVI-SBIC.

     Irwin Union Credit Insurance Corporation is located in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

     IFC Capital Trust I ("Capital Trust"), is a statutory business trust created under the laws of Delaware. The Corporation owns all of the Common Securities of Capital Trust. Capital Trust exists for the purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 9.25% Subordinated Debentures of the Corporation. The Subordinated Debentures will mature on March 31, 2027, which date may be (i) shortened to a date not earlier than March 31, 2002, or (ii) extended to a date not later than March 31, 2046, in each case if certain conditions are met (including, in the case of shortening the Stated Maturity, the Corporation having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 9.25% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997.

     The Corporation continues to hold certain small-ticket equipment leases in its subsidiary, Irwin Leasing Corporation (the former Affiliated Capital Corp.). The leases were not part of the 1998 sale of substantially all of the assets of Affiliated Capital to DVI Financial Services, Inc. Irwin Leasing and its parent, Irwin Equipment Finance Corporation, are inactive except for the leases.

     In December, 1999, the Corporation applied to the Office of Thrift Supervision to establish a federal savings bank subsidiary. The federal savings bank would foster the development of branch banking capabilities in markets outside Indiana.

     No single part of the business of the Corporation is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon the business of the Corporation.

COMPETITION

     Irwin Mortgage originates and services residential first and second mortgage loans from 107 production and satellite offices in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Kentucky, Louisiana, Michigan, Minnesota, Missouri, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Washington, Wisconsin and the Washington, D.C. metropolitan area, including offices in Maryland and Virginia. In each of these locations, competition for mortgage loans comes from other national, regional, local, and web-enabled mortgage banking companies as well as commercial banks, savings banks, and savings & loan associations. Irwin Mortgage purchases mortgage loans from correspondents in these and other states as well.

     The commercial banking business for Irwin Union Bank in the Bartholomew, Decatur, Hamilton, Hendricks, Jackson, Johnson, Marion, Monroe and Shelby County, Indiana areas is very competitive. Within these counties, in addition to the commercial banks, there are a number of savings banks, savings & loan associations and credit unions competing for deposits and loans. Irwin Union Bank also competes for the provision of banking services with banks located elsewhere in Indiana, primarily in south central Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 1999, Irwin Union Bank ranked first among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin Union Bank derives its business from several other counties in south central Indiana. Irwin Union Bank's new branch offices in Kalamazoo and Grandville (Grand Rapids), Michigan and Carson City, Nevada, and its loan production office in Brentwood (St. Louis), Missouri experience competition from existing institutions in those areas.

     Home Equity's primary competitors for home equity loans and lines of credit include banks, thrifts, credit unions, and other home equity lenders with operations that are either national, regional, local, or web-enabled in scope. Such competitors may be headquartered anywhere in the country.

     The primary competitors of Business Finance include other funding sources that are independent or affiliated with banks or large equipment leasing companies that operate on a national or regional basis.

     The primary competitors of Irwin Ventures are other venture capital firms and individuals who invest in start-up companies. Such companies and individuals may be located anywhere in the country.

SUPERVISION AND REGULATION

     The Corporation is a bank holding company within the meaning of the Bank Holding Company Act of 1956, as amended, and is registered with, regulated and examined by the Board of Governors of the Federal Reserve System (the "Board of Governors").

     Subject to certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company which is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One exception to this prohibition permits activities by a bank holding company or its subsidiary which the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has adopted regulations prescribing those activities it presently regards as permissible, which include the activities engaged in by Corporation and its subsidiaries.

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

     In addition to the regulation of the Corporation, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago. Irwin Mortgage is subject to audit and examination oversight by the federal department of Housing and Urban Development as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. The insurance subsidiary of the Corporation and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The reinsurance subsidiary of Irwin Union Bank is subject to examination by the state of Vermont. The home equity and equipment leasing subsidiaries of the Corporation are also dependent upon state licenses for their ability to engage in origination and servicing activities in certain states. The securities brokerage activities of Irwin Union Bank's registered broker/dealer are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Irwin Union Securities, Inc. operates, and the National Association of Securities Dealers. The activities of Irwin Union Bank's investment advisor subsidiary are regulated and examined by the Indiana Securities Division and the securities divisions of the states in which Irwin Union Advisory Services, Inc. operates.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 1999, the Corporation and its subsidiaries had a total of 2,328 employees, including full-time and part-time employees. The Corporation continues a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

EXECUTIVE OFFICERS OF THE CORPORATION

     The Executive Officers of the Corporation are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

     Claude E. Davis (39) is President of Irwin Union Bank since January 2, 1996. He has been an officer since 1988.

     Elena Delgado (44) is President of Irwin Home Equity Corporation since September 4, 1994.

     Gregory F. Ehlinger (37) is Senior Vice President and Chief Financial Officer of the Corporation. He has been an officer since August of 1992.

     Jose M. Gonzalez (41) is Vice President and Director of Internal Audit of the Corporation since October of 1995. From 1993 to 1995, Mr. Gonzalez was Senior Vice President, Audit & Compliance Services of Premier Bank and Trust.

     Theresa L. Hall (47) is Vice President - Human Resources of the Corporation since 1988. She has been an officer since 1980.

     Jody A. Littrell (32) is Vice President and Controller of the Corporation since March 13, 2000. He was employed with Arthur Andersen LLP from September, 1990 to March, 2000, most recently as Audit Manager.

     Rick L. McGuire, (47) is President of Irwin Mortgage since January 1, 1996. He has been an officer since 1978.

     William I. Miller (43) is Chairman of the Board since 1990, and has been a Director of the Corporation since 1985.

     Ellen Z. Mufson (51) is Vice President - Legal of the Corporation since September, 1997. She was Vice President - Legal Counsel of Irwin Union Bank and Trust Company from July, 1996 through August, 1997, and Corporate Counsel of Irwin Financial Corporation from January, 1995 through June, 1996.

     John A. Nash (62) is Chairman of the Executive Committee since 1990, and President since 1985, of the Corporation. He has been an officer and Director of the Corporation since 1972.

     Michael F. Ryan (54) is Vice President - Community Development of the Corporation since January 2, 1996. He was President of Irwin Union Bank from 1981 - 1995. He has been an officer since 1976.

     Matthew F. Souza (43) is Senior Vice President, Ethics and Secretary of the Corporation. He has been an officer since 1985.

     Michael E. Taft (59) is President of Irwin Business Finance Corporation since April, 1999. From August of 1998 to April of 1999, he was Executive Vice President of General Electric Capital Business Asset Funding Corp., a subsidiary of General Electric Capital Corporation. From September of 1984 to August of 1998, he was Executive Vice President of MetLife Capital Corp., a subsidiary of Metropolitan Life Insurance Company. (General Electric Capital Corporation acquired MetLife Capital in August of 1998.)

     Thomas D. Washburn (53) is Executive Vice President of the Corporation. He has been an officer since 1976.

ITEM 2. PROPERTIES

     The location and general character of the materially important physical properties of the Corporation and its subsidiaries are as follows: The main office of Irwin Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana and a servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana. Irwin Mortgage also has loan production and satellite offices located in Flagstaff, Mesa, Phoenix, Scottsdale and Tucson, Arizona; Bakersfield, Concord, Covina, Irvine, Orinda, Richmond, Sacramento, Salinas, San Diego, Temecula, Ventura, Visalia, Walnut Creek, Woodland, Yreka and Yuba City, California; Castle Rock, Colorado Springs, Denver, Englewood and Woodland Park, Colorado; Rocky Hill, Connecticut; Newark, Delaware; Boca Raton, Clearwater and Longwood, Florida; Atlanta, Georgia; Honolulu, Kailua and Maui, Hawaii; Decatur, Oak Forest and Springfield, Illinois; Indianapolis (5), Carmel, Fishers, Ft. Wayne, Greenwood, Kokomo, Lafayette, Schererville, South Bend and Warsaw, Indiana; Ashland, Kentucky; Baton Rouge, Louisiana; Columbia and Rockville, Maryland; Kalamazoo and Lansing, Michigan; Arden Hills, Burnsville and Minneapolis, Minnesota; Desloge, St. Louis, Sunset Hills and Union, Missouri; Reno, Nevada; Brick, New Jersey; Burlington, Cary, Creed Moor, Durham, Greensboro (2), Raleigh and Wilmington, North Carolina; Dayton, Ohio; Altus, Bristow, Tulsa and Weatherford, Oklahoma; Beaverton, Hillsboro and Portland, Oregon; Lancaster, Pennsylvania; Brentwood, Tennessee; Austin, Corpus Christi, El Paso, Houston (2) and Irving, Texas; Salt Lake City, Utah; Chesapeake, Franklin, Fredericksburg, Glen Allen, Newport News, Richmond, Springfield, and Virginia Beach, Virginia; Battle Ground, Everett and Mount Lake Terrace, Washington; and Madison, Wisconsin. All offices occupied by Irwin Mortgage are leased.

     The main office of Irwin Union Bank is located in four connected buildings at 500 and 520 Washington Street, Columbus, Indiana. These buildings are owned in fee by Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank, and are leased by Irwin Union Bank. The following Irwin Union Bank branch properties are owned in fee by either Irwin Union Bank or Irwin Union
Realty: State Street and Eastbrook in Columbus, Indiana; Hope, Taylorsville, and Franklin, Indiana (the Franklin building and a portion of the land are owned; the remaining land is leased). The other branch offices are leased: Avon, Bloomington (3), Carmel, Columbus (3), Greensburg, Greenwood, Indianapolis, Seymour (2) and Shelbyville, Indiana; Grandville (Grand Rapids) and Kalamazoo, Michigan; and Carson City, Nevada. The loan production office in Brentwood (St. Louis), Missouri is also leased. None of the properties owned by Irwin Union Bank or Irwin Union Realty is subject to any major encumbrances.

     The main office of Irwin Home Equity is located at 12677 Alcosta Blvd., Suite 500, San Ramon, California. A second office was established in January, 2000 at 3000 Executive Parkway, Building Q, Suite 300, San Ramon, California. Both office locations are leased.

     The main office of Irwin Business Finance is located at 330 120th Avenue NE, Suite 110, Bellevue, Washington. The office location is leased.

     The main offices of the Corporation, Irwin Ventures, Irwin Ventures Incorporated-SBIC and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana in space leased from Irwin Union Bank.

ITEM 3. LEGAL PROCEEDINGS

     As a part of the ordinary course of business, the Corporation and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Corporation was involved, as of December 31, 1999, in the following actions:

     Culpepper, et al. v. Inland Mortgage Corporation. As of December 31, 1999, Irwin Mortgage (previously known as Inland Mortgage Corporation) was a defendant in a class action lawsuit initiated in the United States District Court, Northern District of Alabama in April, 1996. This action is one of a number of "RESPA Section 8" class actions that have been filed against several mortgage lenders challenging the legality of the payment of broker fees by mortgage lenders to mortgage brokers. In June, 1999, the District Court certified a limited class of borrowers. In July, 1999, Irwin Mortgage filed a petition with the Court of Appeals for the Eleventh Circuit for immediate review of the class certification order. In September, 1999, the Court agreed to review the District Court's order. At present, it is impossible to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential loss exposure, if any, to which Irwin Mortgage might be exposed.

     Heifets, et al. v. Matrix Electromedical, et al. As of December 31, 1999, Affiliated Capital Corp. (now, Irwin Leasing Corporation) and Irwin Financial Corporation were defendants in a class action lawsuit initiated against them in August, 1998 in the Superior Court of Los Angeles County, California. The suit alleged that a manufacturer of certain medical devices made misrepresentations to induce doctors to acquire the devices, which Affiliated Capital Corp. financed by means of leases. In August, 1999, the trial court dismissed the plaintiffs' case with prejudice and awarded attorneys' fees to the Irwin companies. The plaintiffs then appealed. In January, 2000, the plaintiffs agreed to dismiss their appeal and pay a portion of the Irwin companies' attorneys' fees. The court of appeals issued an order of dismissal on February 29, 2000.

     Kruta et al. v. Inland Mortgage Corporation. As of December 31, 1999, Irwin Mortgage was a defendant in a class action lawsuit initiated in the state of Minnesota in October, 1995 and later assigned to a federal Multidistrict Litigation Panel in Chicago, Illinois. Plaintiffs allege they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Irwin Mortgage. This case is among a series of class action cases commenced against a number of mortgage servicers in several states challenging the practices used in connection with the administration of escrow accounts for single family residential mortgages. On December 9, 1999, the Court issued its preliminary approval of a settlement timetable in this case.

     Except as described above, there is no material pending litigation in which the Corporation or any of its subsidiaries is involved or of which any of their property is the subject. Furthermore, there is no pending legal proceeding that is adverse to the Corporation in which any director, officer or affiliate of the Corporation, or any associate of any such director or officer, is a party, or has a material interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 1999, no matters were submitted to a vote of security holders of the Corporation, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5. MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Corporation is quoted on the National Association of Securities Dealers Automated Quotation/National Market System
(NASDAQ/NMS -- trading symbol, IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Corporation's Common Stock in each quarter of the two most recent calendar years. All data have been adjusted for stock splits. The approximate number of shareholders of record on March 9, 2000 was 1,750.

STOCK PRICES AND DIVIDENDS:

                                                                                                   TOTAL
                                                                          QUARTER      CASH      DIVIDENDS
                                                           HIGH    LOW      END      DIVIDEND    FOR YEAR
                                                            $       $        $          $            $
                                                           ----    ---    -------    --------    ---------
1997 (split adjusted)
First Quarter..........................................     15 1/4 12 1/8   13 5/8    $0.035
Second Quarter.........................................     14 3/4 12       14 3/4    $0.035
Third Quarter..........................................     18 5/8 14 3/8   18 5/8    $0.035
Fourth Quarter.........................................     21 1/2 18 1/4   21        $0.035       $0.14
1998 (split adjusted)
First Quarter..........................................     28 1/4 19 1/2   28 1/8    $ 0.04
Second Quarter.........................................     30     25 1/8   29        $ 0.04
Third Quarter..........................................     37     20 1/2   24 5/8    $ 0.04
Fourth Quarter.........................................     31     20 1/8   27 1/5    $ 0.04       $0.16
1999
First Quarter..........................................     28 7/8 20       20        $ 0.05
Second Quarter.........................................     25 1/2 17 1/2   19 1/2    $ 0.05
Third Quarter..........................................     25     19 1/3   20        $ 0.05
Fourth Quarter.........................................     22 7/8 17       17 4/5    $ 0.05       $0.20

     The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 24, 2000, the Corporation's Board of Directors approved an increase in the first quarter dividend to $.06 per share, payable in March, 2000. Dividends paid by Irwin Union Bank to the Corporation are restricted by banking law.

SALES OF UNREGISTERED SECURITIES:

     In July, 1999, the Corporation issued $30 million of 7.58% subordinated debt, callable in ten years at par, in an institutional private placement. The proceeds will be used to strengthen the Corporation's capital base.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

                                     1999          1998          1997          1996          1995
                                     ----          ----          ----          ----          ----
                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
For the Year:
  Net Revenues..................  $   271,445   $   276,760   $   205,469   $   181,117   $   143,374
  Other Operating Expense.......      214,111       221,206       158,818       143,829       110,925
  Net Income....................       33,156        30,503        24,444        22,428        20,083
  Return on Average Equity......        21.51%        22.84%        19.80%        20.58%        22.60%
  Return on Average Assets......         2.01          1.85          1.94          1.95          2.28
  Dividend Payout Ratio.........        12.93         11.39         12.74         12.15         12.36
Per share:*
  Net Income -- Basic...........  $      1.54   $      1.40   $      1.10   $      0.99   $      0.89
  Net Income -- Diluted.........         1.51          1.38          1.08          0.98          0.88
  Cash Dividends................         0.20          0.16          0.14          0.12          0.11
  Book Value....................         7.55          6.70          5.82          5.23          4.38
  Market Value at December
     31,........................        17.81         27.20         20.94         12.38          9.97
At year end:
  Assets........................  $ 1,680,847   $ 1,946,179   $ 1,496,794   $ 1,300,122   $ 1,037,541
  Deposits......................      870,318     1,009,211       719,596       640,153       563,999
  Mortgage Loans Held for
     Sale.......................      508,997       936,788       528,739       446,898       378,658
  Loans and Leases, Net.........      724,869       547,103       602,281       526,175       407,904
  Shareholders' Equity..........      159,296       145,233       127,983       118,903        99,216
  Owned first mortgage servicing
     portfolio..................   10,488,112    11,242,470    10,713,549    10,810,988    10,301,914
  Managed home equity
     portfolio..................      842,403       581,241       358,166       230,450        86,691
  Equity to Assets Ratio........         9.48%         7.46%         8.55%         9.15%         9.56%
  Risk-based Capital Ratio......        13.50         12.25         14.85         12.88         14.49
  Leverage Ratio (Tier one).....        12.77         10.51         12.06          9.84         10.57
Averages:
  Assets........................  $ 1,651,010   $ 1,650,384   $ 1,262,714   $ 1,151,535   $   882,164
  Equity........................      154,143       133,563       123,483       108,970        88,867
  Shares
     Outstanding* -- Basic......       21,530        21,732        22,326        22,716        22,560
  Shares
     Outstanding* -- Diluted....       21,886        22,139        22,722        23,030        22,860

-------------------------
* Adjusted for stock splits

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "are likely," "estimates," "outlook," "assumption," and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's businesses, availability of appropriate investment opportunities, legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

CONSOLIDATED OVERVIEW

     Irwin Financial Corporation's results in 1999 were up significantly from 1998. The Corporation's home equity lending business experienced a significant improvement in earnings as a result of a more favorable competitive environment and a reduction in loan prepayment activity. Results at the Corporation's commercial bank also improved in connection with growth in its commercial loan portfolio. However, a rising interest rate environment led to a reduction in loan originations and lower net income at the Corporation's mortgage banking line of business, partially offsetting the improvements at the Corporation's other lines of business. Results in 1999 and 1998 include one-time after-tax gains of $1.1 million and $3.1 million from a change in statutory tax rates and the sale of the majority of assets of the medical equipment leasing business, respectively.

                                                        1999     % CHANGE    1998     % CHANGE    1997
                                                        ----     --------    ----     --------    ----
Net Income ($ Millions).............................    $33.2       8.7%     $30.5      36.6%     $24.4
Basic Earnings per Share*...........................     1.54      10.0       1.40      40.0       1.10
Diluted Earnings per Share*.........................     1.51       9.4       1.38      39.8       1.08
Return on Average Equity............................    21.51%     --        22.84%     --        19.80%
Return on Average Assets............................     2.01%     --         1.85%     --         1.94%
*Adjusted for Stock Split

EARNINGS BY LINE OF BUSINESS

Irwin Financial Corporation is composed of five principal lines of business:

     - Mortgage banking

     - Commercial banking

     - Home equity lending

     - Equipment leasing

     - Venture capital

EARNINGS:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Mortgage Banking............................................    $23,063    $28,853    $21,300
Commercial Banking..........................................      7,345      6,509      5,587
Home Equity Lending.........................................     12,606     (6,668)     1,710
Equipment Leasing...........................................       (843)     --         --
Venture Capital.............................................        656      --         --
Other (including parent, medical equipment leasing, and
  consolidating entries)....................................     (9,671)     1,809     (4,153)
                                                                -------    -------    -------
                                                                $33,156    $30,503    $24,444
                                                                =======    =======    =======

SUMMARY OF QUARTERLY FINANCIAL INFORMATION:

                                                                              1999
                                                            ----------------------------------------
                                                            FOURTH      THIRD     SECOND      FIRST
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.........................................    $32,900    $31,644    $30,323    $31,746
Interest expense........................................     15,336     13,103     12,541     13,814
Provision for loan and lease losses.....................        548        364      2,330      1,201
Non-interest income.....................................     47,281     48,627     53,518     54,643
Non-interest expense....................................     52,991     51,186     54,823     55,111
Income taxes............................................      2,272      5,733      5,360      6,116
                                                            -------    -------    -------    -------
Net income..............................................      9,034      9,885      8,787     10,147
                                                            -------    -------    -------    -------
Distribution on company obligated mandatorily redeemable
  preferred securities of subsidiary trust..............      1,174      1,174      1,174      1,175
                                                            -------    -------    -------    -------
Net income available to common shareholders.............    $ 7,860    $ 8,711    $ 7,613    $ 8,972
                                                            =======    =======    =======    =======
Earnings per share of common stock:
  Basic.................................................    $  0.37    $  0.41    $  0.35    $  0.41
  Diluted...............................................    $  0.36    $  0.40    $  0.35    $  0.41

                                                                              1998
                                                            ----------------------------------------
                                                            FOURTH      THIRD     SECOND      FIRST
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.........................................    $30,183    $33,649    $31,946    $27,409
Interest expense........................................     13,094     18,256     15,435     12,504
Provision for loan and lease losses.....................      1,350      1,951      1,056      1,638
Non-interest income.....................................     60,472     59,258     50,089     49,038
Non-interest expense....................................     64,575     54,749     52,697     49,185
Income taxes............................................      4,162      6,684      4,627      4,881
                                                            -------    -------    -------    -------
Net income..............................................      7,474     11,267      8,220      8,239
                                                            -------    -------    -------    -------
Distribution on company obligated mandatorily redeemable
  preferred securities of subsidiary trust..............      1,174      1,174      1,174      1,175
                                                            -------    -------    -------    -------
Net income available to common shareholders.............    $ 6,300    $10,093    $ 7,046    $ 7,064
                                                            =======    =======    =======    =======
Earnings per share of common stock:
  Basic*................................................    $  0.29    $  0.47    $  0.32    $  0.32
  Diluted*..............................................    $  0.29    $  0.46    $  0.32    $  0.31

                                                                              1997
                                                            ----------------------------------------
                                                            FOURTH      THIRD     SECOND      FIRST
                                                            QUARTER    QUARTER    QUARTER    QUARTER
                                                            -------    -------    -------    -------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Interest income.........................................    $27,597    $26,237    $23,127    $22,480
Interest expense........................................     12,989     11,705     10,032      9,856
Provision for loan and lease losses.....................      1,374      2,042      2,019        803
Non-interest income.....................................     45,970     40,018     35,551     35,309
Non-interest expense....................................     46,458     39,033     35,837     37,490
Income taxes............................................      5,404      4,989      3,851      3,490
                                                            -------    -------    -------    -------
Net income..............................................      7,342      8,486      6,939      6,150
                                                            -------    -------    -------    -------
Distribution on company obligated mandatorily redeemable
  preferred securities of subsidiary trust..............      1,174      1,174      1,171        954
                                                            -------    -------    -------    -------
Net income available to common shareholders.............    $ 6,168    $ 7,312    $ 5,768    $ 5,196
                                                            =======    =======    =======    =======
Earnings per share of common stock:
  Basic*................................................    $  0.28    $  0.33    $  0.26    $  0.23
  Diluted*..............................................    $  0.28    $  0.33    $  0.26    $  0.23

-------------------------
*Adjusted for the May 27, 1998 two-for-one stock split

MORTGAGE BANKING

BUSINESS PROFILE: MORTGAGE BANKING

SELECTED FINANCIAL DATA:

                                           1999         1998         1997         1996         1995
                                           ----         ----         ----         ----         ----
                                                                (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income.................  $   21,745   $   26,244   $   17,577   $   17,178   $   13,415
  Provision for loan losses...........      (1,998)      (1,721)      (1,383)        (455)        (125)
  Loan origination fees...............      46,311       59,328       41,045       43,463       31,871
  Gain on sale of loans...............      43,599       55,245       22,213       26,179       18,929
  Loan servicing fees.................      54,247       52,217       50,194       45,573       36,087
  Amortization and impairment of
     servicing assets, net of
     hedging..........................     (24,566)     (29,805)     (15,843)     (13,897)      (5,774)
  Gain on sale of servicing...........      37,801       43,308       32,631       16,378       15,271
  Other income........................       3,628        2,422        1,223          891          787
                                        ----------   ----------   ----------   ----------   ----------
     Total net revenue................     180,767      207,238      147,657      135,310      110,461
  Operating expense...................     144,915      159,192      111,367      101,215       78,479
                                        ----------   ----------   ----------   ----------   ----------
  Income before tax...................      35,852       48,046       36,290       34,095       31,982
  Tax.................................      12,789       19,193       14,990       13,673       12,651
                                        ----------   ----------   ----------   ----------   ----------
     Net income.......................  $   23,063   $   28,853   $   21,300   $   20,422   $   19,331
                                        ==========   ==========   ==========   ==========   ==========
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
  Mortgage loans held for sale........  $  277,614   $  697,542   $  528,739   $  446,897   $  378,658
  Mortgage servicing asset............     132,648      113,131       81,610       71,715       51,783
  Total assets........................     549,966    1,020,249      792,007      629,528      514,525
  Short-term debt.....................     217,691      430,859      429,451      339,688      296,417
  Long-term debt......................         223        2,839           54        4,914        2,300
  Shareholders' equity................      98,556      104,696       81,058       66,182       55,811
SELECTED OPERATING DATA:
  Mortgage loan originations..........  $5,876,750   $8,944,615   $5,397,338   $5,085,625   $3,559,310
  Servicing portfolio:
     Balance at December 31...........  10,488,112   11,242,470   10,713,549   10,810,988   10,301,914
     Weighted average coupon rate.....        7.51%        7.56%        7.85%        7.83%        7.83%
     Weighted average servicing fee...        0.44         0.43         0.40         0.38         0.38
  Servicing sold as a % of
     production.......................        79.9         54.6         71.8         60.9         28.4

OVERVIEW & STRATEGY:

     Irwin Mortgage Corporation originates, sells, and services residential mortgage loans throughout the U.S. Most of the loans originated and serviced are either government-insured through the Veterans' Administration (VA) or Federal Housing Administration (FHA) or conventional loans which conform to the underwriting guidelines of the two principal government-sponsored agencies which support the secondary mortgage markets, the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

     Mortgage loans are originated through branches (retail), third party sources (wholesale), and to a limited degree, the Internet. Potential borrowers are identified principally through relationships maintained with housing intermediaries including realtors, home builders, and brokers.

     Loans are funded on a short-term basis through credit facilities provided by commercial banks including Irwin Union Bank. Repurchase agreements with investment banks are also used. Individual loans are pooled, securitized, and sold into the secondary mortgage market. Servicing rights are periodically sold for a variety of reasons including cash flow and servicing portfolio management.

1999 REVIEW:

     Net income from mortgage banking was $23.1 million in 1999, a decrease of 20.1% from 1998 results of $28.9 million and an increase of 8.3% over 1997 results of $21.3 million. Return on average equity was 22.6% in 1999 compared to 31.5% in 1998 and 29.6% in 1997. The 1999 decline was the result of a rising interest rate environment which slowed production activity throughout the mortgage banking industry.

                                                                1999          1998          1997
                                                                ----          ----          ----
                                                                         (IN THOUSANDS)
Total originations:......................................    $5,876,750    $8,944,615    $5,397,338
Percent retail loans.....................................          37.4%         35.9%         36.6%
Percent wholesale loans..................................          57.1          59.7          57.2
Percent brokered.........................................           5.5           4.4           6.2
Percent refinances.......................................          28.6          49.5          22.5

     As a result of rising interest rates, the mortgage banking line of business experienced a decline in 1999 loan originations as compared to 1998 when a record number of originations were made in a low interest rate environment. Loan originations in 1999 of $5.9 billion were down 34.3% from 1998 and up 8.9% from 1997. Income from mortgage loan originations totaled $46.3 million which was 21.9% lower than 1998 and 12.8% more than 1997. Refinances accounted for 28.6% of 1999 originations as compared to 49.5% in 1998 and 22.5% in 1997. Because certain fees are not collected for loan refinancings, loan origination fees did not decrease at the same rate as loan production in 1999.

     Gains from the sale of mortgage loans totaled $43.6 million in 1999, compared to $55.2 million in 1998 and $22.2 million in 1997. Lower loan production levels accounted for the 1999 decline.

     In 1997, the mortgage bank entered into the nonprime mortgage market which is composed of borrowers who do not qualify under the underwriting guidelines established by the government-sponsored secondary market agencies for conforming first mortgages. Total mortgage banking originations include $148.8 million, $173.5 million, and $66.1 million of nonprime loans in 1999, 1998, and 1997, respectively. These loans are sold on a non-recourse, service-released basis to private investors.

MORTGAGE SERVICING:

SERVICING PORTFOLIO:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                   (PORTFOLIO IN BILLIONS)
Beginning Portfolio.........................................    $  11.2    $  10.7    $  10.8
Add:
  Originated Servicing Rights...............................        2.3        3.2        2.0
  Purchased Servicing Rights................................        3.6        5.7        3.4
Deduct:
  Sale of Servicing Rights..................................       (4.7)      (4.9)      (3.9)
  Run-off*..................................................       (1.9)      (3.5)      (1.6)
                                                                -------    -------    -------
Ending Portfolio............................................    $  10.5    $  11.2    $  10.7
                                                                =======    =======    =======
Number of Loans.............................................    133,990    135,833    141,737
Average Loan Size...........................................    $84,500    $82,900    $82,902
Percent GNMA................................................         70%        65%        59%
Percent FHLMC...............................................          4          5         11
Percent FNMA................................................          8         13         19
Delinquency ratio...........................................        7.1%       5.0%       6.0%
Capitalized servicing as a percentage of servicing
  portfolio.................................................        1.3%       1.0%       0.8%

-------------------------
* Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayment of an entire loan.

     The mortgage servicing portfolio was $10.5 billion at December 31, 1999, down 7.1% from the same date in 1998 and 2.5% from 1997. The mortgage bank has followed a strategy to manage the interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should the interest rates decline. The following table sets forth certain information regarding the interest rates of loans in the servicing portfolio at December 31:

SERVICING PORTFOLIO BY INTEREST RATE:

                                                                1999    1998    1997
                                                                ----    ----    ----
Less than 7%................................................    14.9%   15.1%    8.4%
7.00 -- 7.99%...............................................    53.3    52.7    42.5
8.00 -- 8.99%...............................................    29.9    27.6    42.6
9% or greater...............................................     1.9     4.6     6.5
                                                                ----    ----    ----
     Total..................................................     100%    100%    100%
                                                                ====    ====    ====

     Mortgage servicing assets are recorded at the lower of their cost or market value, and a valuation allowance is recorded for any impairment. At December 31, 1999, the market value of these assets was estimated to be $180.5 million, or $47.9 million greater than the carrying value on the balance sheet.

LOAN ADMINISTRATION INCOME:

                                                        1999       1998       1997
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
Servicing fees.....................................    $54,247    $52,217    $50,194
Amortization and impairment of servicing assets....     13,758     34,123     15,843
                                                       -------    -------    -------
Net loan administration income.....................    $40,489    $18,094    $34,351
                                                       =======    =======    =======

     Servicing fee income is recognized by collecting fees which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income increased 3.9% from 1998 and 8.1% from 1997, reflecting the increase in the average size of the servicing portfolio throughout the year.

     The value of mortgage servicing assets must be amortized over their estimated life and adjusted for impairment which could result from interest rate changes. The amortization and impairment of servicing assets declined 59.7% from 1998 and 13.2% from 1997. The decline is the result of the rising interest rate environment during 1999 that slowed prepayments in underlying loans and reduced impairment levels in mortgage servicing assets. The 1999 improvement in mortgage servicing asset amortization and impairment was partially offset by corresponding losses on hedging activities. The mortgage bank used options on treasury futures to offset the interest rate risk associated with its mortgage servicing assets. By December 31, 1999, options on the mortgage bank's balance sheet had expired. In 1999, the mortgage bank recorded a $10.8 million market loss on options held during the year. This compares with a market gain of $4.3 million recorded in 1998. No gains or losses were recorded in 1997. The mortgage bank does not satisfy the criteria for "hedge accounting." As a result, options are accounted for as trading assets, and changes in fair value are adjusted through earnings as trading gains or losses.

SALE OF MORTGAGE SERVICING:

     The mortgage banking business maintains the flexibility to either sell servicing for current cash flow or retain servicing for future cash flow. The decision to sell or retain servicing is based on current market conditions balanced with the interest rate risk tolerance of the business.

     Servicing totaling $4.7 billion was sold in 1999 generating a $37.8 million pre-tax gain on those sales. This compares to servicing sales of $4.9 billion in 1998 that produced $43.3 million pre-tax gain and $3.9 billion in 1997 that produced a $32.6 million pre-tax gain. Had all servicing been retained, gains on sales of loans would have been higher than what was recorded, with a corresponding reduction in gains from sales of servicing. Servicing sales in 1999 represented 79.9% of 1999 originations versus 1998 sales which were 54.6% of that year's originations and 1997 sales which were 71.8% of originations.

NET INTEREST INCOME:

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income totaled $21.7 million in 1999, compared to $26.2 million in 1998 and $17.6 million in 1997. The 1999 decline resulted from the decreased loan production during the year.

OPERATING EXPENSES:

                                                      1999        1998        1997
                                                      ----        ----        ----
                                                            ($ IN THOUSANDS)
Salaries and employee benefits..................    $ 88,473    $101,477    $ 71,389
Other expenses..................................      56,442      57,715      39,978
                                                    --------    --------    --------
Total operating expenses........................    $144,915    $159,192    $111,367
                                                    ========    ========    ========
Number of employees at December 31,.............       1,492       1,752       1,411

     Total operating expenses decreased 9.0% from 1998 and increased 30.1% from 1997. Salaries and employee benefits were down 12.8% from 1998 and up 23.9% from 1997. The decrease reflects the decreased production activities throughout 1999.

2000 OUTLOOK:

     The mortgage bank anticipates a decline in loan production throughout the mortgage industry in 2000. Interest rates are expected to remain stable, causing refinance activity to return to normal historic levels.

Competitive pricing pressures are expected to increase and significant growth is expected in the volume of Internet-originated loans.

     The mortgage bank's strategy for competing in this changing environment is comprised of three components. The first is to grow its loan production activities through the expansion of retail branches and increased nonprime production. This includes expansion to new markets that are thought to be underserved by the mortgage industry and that value the mortgage bank's service-oriented approach to lending. The second component is to improve profit margins as a result of an important process improvement initiative undertaken in 1999 for loan production activities. This initiative uses e-commerce to increase efficiency by allowing the mortgage bank to process, underwrite, and close loans in a highly automated environment. The final component is to manage servicing asset impairment risk by continuing with the strategy of selling servicing rights associated with those loans that are most likely to refinance in the event of a decline in interest rates.

COMMERCIAL BANKING

BUSINESS PROFILE: COMMERCIAL BANK

SELECTED FINANCIAL DATA:

                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
     Interest income......................    $ 54,452    $ 46,056    $ 41,115    $ 35,645    $ 31,965
     Interest expense.....................      23,525      20,957      19,120      15,908      14,048
     Provision for loan losses............       1,813       1,820       2,201       2,284       2,038
                                              --------    --------    --------    --------    --------
     Net interest income after provision
       for loan losses....................      29,114      23,279      19,794      17,453      15,879
     Non-interest income..................      11,797      11,712       9,256       9,298       7,187
                                              --------    --------    --------    --------    --------
       Total net revenues.................      40,911      34,991      29,050      26,751      23,066
                                              --------    --------    --------    --------    --------
     Operating expense....................      29,080      24,515      20,194      20,225      17,582
                                              --------    --------    --------    --------    --------
     Income before taxes..................      11,831      10,476       8,856       6,526       5,484
     Income taxes.........................       4,486       3,967       3,269       2,272       1,845
                                              --------    --------    --------    --------    --------
       Net income.........................    $  7,345    $  6,509    $  5,587    $  4,254    $  3,639
                                              ========    ========    ========    ========    ========
SELECTED BALANCE SHEET DATA AT END OF
  PERIOD:
     Loans................................    $720,493    $514,950    $410,272    $336,580    $310,083
     Allowance for loan losses............       7,375       6,680       5,525       4,790       3,668
     Total assets.........................     789,560     607,992     539,233     503,507     440,035
     Deposits.............................     710,899     567,526     486,481     453,879     400,149
     Shareholders' equity.................      63,678      46,990      38,390      33,967      28,722
DAILY AVERAGES:
     Assets...............................    $682,632    $567,116    $515,666    $459,893    $405,249
     Deposits.............................     619,308     514,694     463,851     413,935     358,343
     Loans................................     600,877     462,319     370,313     329,658     284,713
     Allowance for loan losses............       7,317       6,308       5,332       4,367       3,566
     Shareholders' equity.................      52,867      42,026      36,232      31,863      27,661
     Shareholders' equity to assets.......        7.74%       7.41%       7.03%       6.93%       6.83%

OVERVIEW & STRATEGY:

     Commercial banking is conducted by Irwin Union Bank and Trust Company. In recent years, the commercial bank has implemented a growth plan that calls for expansion into new markets outside of its traditional markets in south-central Indiana using de novo offices staffed by senior commercial loan officers who have experience with other commercial banks. As a result, the commercial bank currently operates in nine counties in Indiana as well as Kalamazoo and Grandville (Grand Rapids), Michigan; Brentwood (St. Louis), Missouri; and Carson City, Nevada. The commercial bank's strategy in these and other possible new markets is to position itself with local management and staff that can provide highly personalized, flexible service to commercial customers who have been negatively affected by bank consolidation.

1999 REVIEW:

     Commercial banking net income in 1999 totaled $7.3 million, up 12.9% from 1998 net income of $6.5 million and 31.5% from 1997 net income of $5.6 million. The return on average equity was 13.89% in 1999 as compared to 15.49% in 1998 and 15.42% in 1997. Results in 1999 reflect the continued growth and expansion efforts of the commercial bank into new markets.

NET INTEREST REVENUE:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Net interest revenue on a taxable equivalent basis*.........    $ 31,151    $ 25,367    $ 22,206
Average interest earning assets.............................     645,809     534,439     481,707
Net interest margin.........................................        4.82%       4.75%       4.61%

-------------------------
* Reflects what net interest revenue would be if all interest income were subject to federal and state income taxes.

     Net interest revenue on a taxable equivalent basis increased 22.8% from 1998 and 40.3% from 1997 to a total of $31.2 million. Net interest revenue is the product of net interest margin and average earning assets. The 1999 improvement resulted from an increase in the commercial bank's loan portfolio as a result of its expansion efforts.

     Net interest margin was up for the year, coming in at 4.82% for 1999 compared to 4.75% in 1998 and 4.61% in 1997. This improvement resulted from a change in mix of the commercial bank's assets in 1999 to a lower percentage of investments and federal funds sold and a higher percentage of loans.

NONINTEREST INCOME:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Trust fees..................................................    $ 2,257    $ 2,136    $2,178
Service charges on deposit accounts.........................      2,021      2,076     1,831
Insurance commissions, fees and premiums....................      1,635      1,265     1,044
Gain from sale of loans.....................................        901      1,346     1,088
Loan servicing fees.........................................      1,458      1,745       972
Brokerage fees..............................................      1,546      1,050       757
Other.......................................................      1,979      2,094     1,386
                                                                -------    -------    ------
     Total noninterest income...............................    $11,797    $11,712    $9,256
                                                                =======    =======    ======

     Reflective of the growth at the commercial bank from expansion into new markets, noninterest income was up 0.7% from 1998 and 27.5% from 1997.

OPERATING EXPENSES:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Salaries and employee benefits..............................    $16,881    $14,142    $11,333
Other expenses..............................................     12,199     10,373      8,861
                                                                -------    -------    -------
     Total operating expenses...............................    $29,080    $24,515    $20,194
                                                                =======    =======    =======
Number of employees at December 31,.........................        395        353        339

     Operating expenses increased 18.6% from 1998 and 44.0% from 1997. Costs associated with expanding new products and markets contributed to the increase.

BALANCE SHEET:

     Total assets averaged $789.6 million in 1999, compared to $608.0 million in 1998 and $539.2 million in 1997. Average earning assets for the year were $645.8 million, up $111.4 million or 20.8% from 1998 and up $164.1 million or 34.1% from 1997. The most significant component of the 1999 increase was loans which were up $138.6 million on average in 1999 as a result of the commercial bank's expansion efforts into new markets. Average deposits were $619.3 million in 1999, 20.3% higher than 1998 and 33.5% higher than 1997.

     The commercial bank's risk-based assets ratio was 10.0% at December 31, 1999 compared to 10.1% at the end of 1998 and 10.3% at the end of 1997. Banks having a ratio of at least 10% are considered to be well capitalized by bank regulatory authorities.

     In 1999, Irwin Financial Corporation commenced offerings under its Preferred Share Program targeted to investors in new commercial banking markets who can assist with deposit growth. Approximately 95 thousand shares under this plan were issued in the first quarter of 2000. More information on this subject is contained in the section on Capital.

CREDIT QUALITY:

                                                                 1999        1998        1997
                                                                 ----        ----        ----
                                                                        (IN THOUSANDS)
At December 31,
  Nonperforming loans.......................................    $1,168      $1,858      $2,856
  Other real estate owned...................................        --          48         413
                                                                ------      ------      ------
  Total nonperforming assets................................    $1,168      $1,906      $3,269
                                                                ======      ======      ======
  Nonperforming assets as a percentage of total assets......      0.15%       0.31%       0.60%
                                                                ======      ======      ======
  Allowance for loan losses.................................    $7,375      $6,680      $5,525
                                                                ======      ======      ======
  Allowance for loan losses as a percentage of loans........      1.02%       1.30%       1.35%
                                                                ======      ======      ======
For the Year Ended December 31,
  Provision for loan losses.................................    $1,813      $1,820      $2,201
                                                                ======      ======      ======
  Net charge-offs...........................................    $  963      $  592      $1,277
                                                                ======      ======      ======

2000 OUTLOOK:

     The commercial bank expects significant consolidation to continue in the banking and financial services industry. The commercial bank plans to capitalize on the opportunities brought about by consolidation by continuing its growth strategy for small business lending in new markets throughout the United States. The focus will be to provide personalized lending services to small businesses in cities affected by consolidation, using experienced lenders with a strong presence in those cities.

     In addition to its lending expansion, the commercial bank looks to develop further its insurance and investment operations in order to provide a full range of financial services to its customers.

HOME EQUITY LENDING

BUSINESS PROFILE: HOME EQUITY LENDING

SELECTED FINANCIAL DATA:

                                                 1999        1998        1997        1996       1995
                                                 ----        ----        ----        ----       ----
                                                                   (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income......................    $ 18,852    $  5,495    $  7,129    $  7,755    $ 1,828
  Provision for loan losses................          --        (513)     (1,404)       (983)      (363)
  Gain on sale of loans....................      23,998      18,610      15,908       7,798      2,985
  Loan servicing fees......................       4,907       3,323       2,145         710         13
  Amortization and impairment of servicing
     assets................................      (1,445)       (842)       (334)         --         --
  Trading gains (losses)...................       2,512      (2,952)     (1,961)         --         --
  Other income.............................       1,742         820         294         140         10
                                               --------    --------    --------    --------    -------
     Total net revenues....................      50,566      23,941      21,777      15,420      4,473
  Operating expenses.......................      35,557      30,609      20,067      16,236      7,693
                                               --------    --------    --------    --------    -------
  Income before taxes......................      15,009      (6,668)      1,710        (816)    (3,220)
  Income taxes.............................       2,403          --          --          --         --
                                               --------    --------    --------    --------    -------
     Net Income............................    $ 12,606    $ (6,668)   $  1,710    $   (816)   $(3,220)
                                               ========    ========    ========    ========    =======
SELECTED BALANCE SHEET DATA AT END OF
  PERIOD:
  Home equity loans, net of loan loss
     reserve...............................    $  1,904    $  7,832    $111,216    $117,588    $36,225
  Home equity loans held for sale..........     231,382     242,702          --          --         --
  Interest-only strips.....................      57,833      32,321      22,134      12,661      4,446
  Total assets.............................     339,640     311,974     165,242     145,113     50,845
  Short-term debt..........................     260,184     226,998     146,219     129,627     24,981
  Shareholders' equity.....................      58,733      40,272      10,936      13,221      5,538
SELECTED OPERATING DATA:
Loan Volume:
  Lines of credit..........................    $ 93,185    $ 98,855    $115,274    $ 80,724    $87,420
  Loans....................................     346,322     290,818      99,244      88,396         --
Servicing portfolio:
  Balance at December 31,..................     842,403     581,241     358,166     230,450     86,691
  Weighted average coupon rate:
     Lines of credit.......................       13.48%      11.89%      12.96%      12.80%     13.61%
     Loans.................................       13.85%      11.86%      13.97%      14.08%        --

OVERVIEW & STRATEGY:

     Irwin Home Equity operates from offices located in San Ramon, California and was incorporated in late 1994. The company markets home equity loans through direct mail, telemarketing, and Internet-based solicitations.

     The business has the option to either hold the loans in portfolio or securitize and service them. If the loans are held in portfolio, many non production costs incurred during the period to produce the loans are expensed immediately, whereas the revenue from the loans accrues over the lives of the loans. Alternatively, if the loans are securitized and sold on the secondary market to investors, a portion of the present value of the future net revenues from the loans will be recognized in the current period, helping to offset the expenses incurred in producing the loans.

1999 REVIEW:

     The home equity lending business recorded net income of $12.6 million in 1999 compared with a pre-tax loss of $6.7 million in 1998 and pre-tax income of $1.7 million in 1997. Results in 1999 are net of $2.4 million of income taxes. It was not until late in 1999 that the net operating losses carried forward by the business were fully used and the business began recording income tax expense. Until that point, income taxes for this business were recorded at the parent company.

     The improvement in 1999 earnings was the result of higher interest rates, improved competitive environments, and efforts made by the business to shift a substantial portion of its portfolio to product with less prepayment sensitivity.

LOAN ORIGINATIONS AND SECURITIZATIONS:

     During 1999, the home equity lending business originated and acquired $439.5 million of home equity loans, up 12.8% from 1998 volume of $389.7 million and 104.9% from 1997 volume of $214.5 million. The home equity lending business had $233.3 million of loans and loans held for sale at December 31, 1999. This compares to $250.5 million at the end of 1998 and $111.2 million at the end of 1997.

     The business securitized $420.1 million of loans in 1999 which generated a pre-tax gain of $24.0 million. This compares to a $18.6 million gain recognized in 1998 on the sale of $294.3 million of loans, and a $15.9 million gain recognized in 1997 on the sale of $210.1 million of loans.

SERVICING PORTFOLIO:

                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
Balance at December 31,.....................................    $842,403    $581,241    $358,166
Delinquency ratio...........................................         1.9%        1.3%        1.5%

     The home equity lending business continues to service loans it has securitized. The servicing portfolio, which includes loans held on the balance sheet as well as securitized loans, increased 44.9% from 1998 and 135.2% from 1997. The business earns a servicing fee equal to one percent of the outstanding principal balance of the securitized loans. Servicing fee income increased to $4.9 million in 1999 from $3.3 million in 1998 and $2.1 million in 1997.

     The home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and expense. At December 31, 1999, net servicing assets totaled $4.5 million, compared with $3.1 million at the end of 1998 and $1.3 million at the end of 1997. Servicing asset amortization and impairment expense totaled $1.4 million in 1999, up from $0.8 million in 1998 and $0.3 million in 1997.

     When the home equity lending business securitizes loans, the business recognizes an interest-only strip equal to the discounted future cash flows of the interest paid by borrowers less servicing fees, expected losses, and interest paid to investors. Interest-only strips had a balance of $57.8 million at December 31, 1999, compared with $32.3 million at the same date in 1998 and $22.1 million in 1997. Interest-only strips are recorded on the balance sheet as trading assets and are carried at their market values. Market values are determined using assumptions about the duration and performance of the securitized loans and are calculated on the basis of the expected timing of cash receipts by the company. Included in these assumptions are estimates of the lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Adjustments to carrying values are recorded as trading gains or losses. During 1999, the home equity lending business recorded a trading gain of $2.5 million. This compares with trading losses of $3.0 million recorded in 1998 and $2.0 million recorded in 1997. The 1999 improvement was the result of the rising interest rate environment combined with efforts made to shift a substantial portion of the home equity loan portfolio into product with less prepayment sensitivity.

     At the end of 1999 the company owned rights to excess interest in eight securitizations. All interest-only strips have been computed by discounting expected cash flows using a discount rate of 15%. The other assumptions used in the calculation of carrying value for these interest-only strips at December 31, 1999, were as follows:

                                                         PREPAYMENT     REMAINING       CONSTANT     EXPECTED
                                                          PENALTY        AVERAGE       PREPAYMENT     ANNUAL
 POOL                    PRODUCT TYPE                     FEATURES     LIFE (YEARS)       RATE        LOSSES
 ----                    ------------                    ----------    ------------    ----------    --------
1995-2    Home Equity Lines of Credit................    No                1.40            26%          2.8%
1996-1    Home Equity Lines of Credit................    No                1.57            39          0.65
                                                         No                1.17            38          0.65
          Home Equity Loans..........................
1997-1    Home Equity Lines of Credit................    No                2.03            38          0.65
                                                         No                1.61            37          0.65
          Home Equity Loans..........................
1997-2    Home Equity Lines of Credit................    No                2.38            34          0.65
                                                         No                1.87            36          0.65
          Home Equity Loans..........................
1998-1    First Mortgage Loans.......................    Mixed             3.06            10          0.50
                                                         Mixed             3.06            31          0.50
          Home Equity Loans..........................
                                                         Mixed             3.69            23          0.50
          Home Equity Lines of Credit................
                                                         Mixed             3.69            22          2.00
          125 LTV Home Equity Lines of Credit........
1999-1    First Mortgage Loans.......................    Yes               4.71             8          0.25
                                                         No                4.71            16          0.25
          First Mortgage Loans.......................
                                                         Yes               4.71            21          0.50
          Home Equity Lines of Credit................
                                                         No                4.71            40          0.50
          Home Equity Lines of Credit................
1999-2    First Mortgage Loans.......................    Yes               3.68             8          0.25
                                                         No                3.68            16          0.25
          First Mortgage Loans.......................
                                                         Yes               3.68            20          0.50
          Home Equity Loans..........................
                                                         No                3.68            40          0.50
          Home Equity Loans..........................
                                                         Yes               3.68            15          2.00
          125 LTV Home Equity Loans..................
                                                         No                3.68            25          2.00
          125 LTV Home Equity Loans..................
1999-3    First Mortgage Loans.......................    Yes               3.96             8          0.25
                                                         No                3.96            16          0.25
          First Mortgage Loans.......................
                                                         Yes               3.96            18          0.50
          Home Equity Loans..........................
                                                         No                3.96            35          0.50
          Home Equity Loans..........................
                                                         Yes               3.96            14          2.00
          125 LTV Home Equity Loans..................
                                                         No                3.96            23          2.00
          125 LTV Home Equity Loans..................
                                                         Yes               3.96            14          2.00
          125 LTV Home Equity Lines of Credit........
                                                         No                3.96            23          2.00
          125 LTV Home Equity Lines of Credit........
                                                         No                3.96            23          3.00
          Home Equity Loans -- Immediate Credit......
                                                         No                3.96            20          3.00
          Home Equity Lines of Credit -- Immediate
            Credit...................................

NET INTEREST INCOME:

     Net interest income was $18.9 million in 1999, compared to $5.5 million in 1998 and $7.1 million in 1997. Included in interest income is income earned on the interest-only strip, net of amortization expense. This amounted to $6.5 million in 1999, compared to $0.4 million in 1998 and $1.8 million in 1997.

OPERATING EXPENSES:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Salaries and employee benefits..............................    $21,383    $15,480    $11,175
Marketing and development...................................      3,410      5,314      2,731
Other.......................................................     10,764      9,815      6,161
                                                                -------    -------    -------
     Total operating expenses...............................    $35,557    $30,609    $20,067
                                                                =======    =======    =======
Number of employees at December 31,.........................        372        266        189

     Operating expenses increased 16.2% from 1998 and 77.2% from 1997, reflecting the growth in the company's managed portfolio and growth in production.

2000 OUTLOOK:

     The competitive environment became more favorable during 1999 with the exit of many home equity lenders who did not survive the competitive pressures and significant refinance activity of 1998. Management anticipates that the competitive environment will remain favorable, and consumer demand for home equity products is expected to remain high in 2000, allowing the home equity business to continue its expansion of operations.

     The home equity business anticipates increasing its loan production volume in 2000, particularly its high loan-to-value ratio loans. Moreover, distribution channels will be expanded by the addition of brokers, correspondents and Internet sites. The home equity business will also continue an initiative begun in 1999 of purchasing creditworthy, profitable loans produced by other lenders.

EQUIPMENT LEASING

     During 1999, the Corporation also formed a new leasing subsidiary, Irwin Business Finance. The company began organizing in the second quarter of 1999 and began lease originations in early 2000. During 1999, the leasing line of business incurred a pre-tax loss of $0.84 million.

2000 OUTLOOK:

     The leasing industry experienced strong growth in new business volume in 1998 and 1999, and 2000 is expected to continue this trend. However, because of aggressive competition, margins in the industry have been compressed as lessors have been slow to increase rates offered to customers despite the rising interest rate environment.

     Irwin Business Finance has developed a strategy to cultivate relationships with brokers as well as direct relationships with vendors to originate the majority of its lease production. The business expects to differentiate itself from its competition by providing a high level of customer service while providing new and improved ways of doing business. Additionally, the business will explore opportunities for the development of direct e-commerce capability.

VENTURE CAPITAL

     During 1999, the Corporation formed Irwin Ventures, Inc., a venture capital company which makes minority investments in early-stage financial services-related businesses. Its primary focus is on businesses which plan to use the Internet, or other forms of technology, as a key component of their competitive strategy. The company seeks to make investments in opportunities where the financial services experience and expertise of Irwin Ventures' management team can add superior value to innovative companies. The Corporation's Board of Directors has approved an allocation of up to 10% of the Corporation's capital base to support this subsidiary. During 1999, the venture capital line of business recorded net income of $0.7 million which resulted principally from valuation increases in its sole portfolio investment.

     Venture capital investments held by Irwin Ventures, Inc. are carried at market value with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospectus. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

     At December 31, 1999, the business had an investment in a single company as follows:

                                                                           INVESTMENT        CARRYING
                      COMPANY                           PUBLIC/PRIVATE       AT COST           VALUE
                      -------                           --------------     ----------        --------
LiveCapital.com.....................................       Private        $1.76 million    $3.07 million

2000 OUTLOOK:

     Numerous opportunities have arisen in the past few years for technology-focused private equity investment in the financial service industry. Irwin Ventures believes this will continue in 2000 as improvements in technology and entreprenuerial innovation continue to change the manner in which financial services are delivered to businesses and consumers.

     Irwin Ventures anticipates that its organizational efforts in 1999 will allow it to identify and fund attractive opportunities in 2000 and beyond. In early 2000, Irwin Ventures increased its investment in LiveCapital.com by $0.2 million and increased the carrying value of the entire investment by approximately $4.5 million after-tax, reflecting the valuation used in the fourth round of funding and the introduction into the investment of three new private equity investors. In addition, during the first quarter, the company made a $1.2 million first-round investment in Bremer Associates. Bremer produces enterprise application integration software, a subset of the general category of software known as middleware and which provides a seamless integration among mainframe, client/server, and web-based applications. It has had successful implementations for the federal government and for a private sector financial services company. Irwin Ventures was the only private equity investor in the first round of funding.

OTHER (INCLUDES PARENT, MEDICAL EQUIPMENT LEASING, AND CONSOLIDATING ENTRIES):

     Results at the Corporation's other businesses totaled a net loss of $9.7 million in 1999, compared with net income of $1.8 million in 1998 and a net loss of $4.2 million in 1997. The components of these other results are as follows:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Parent Company operating results............................    $(6,269)   $(3,722)   $(3,438)
Income tax benefit (expense) generated at home equity line
  of business...............................................     (3,601)     2,667       (684)
Income tax benefit generated at leasing line of business....        335         NA         NA
                                                                -------    -------    -------
       Total parent company.................................     (9,535)    (1,055)    (4,122)
Medical equipment leasing line of business..................       (257)     2,898        151
Other, net..................................................        121        (34)      (182)
                                                                -------    -------    -------
                                                                $(9,671)   $ 1,809    $(4,153)
                                                                =======    =======    =======

     Parent company operating losses were higher in 1999 as a result of increased net interest expense for funding to support the growth of its subsidiaries. Tax benefits resulting from the operating losses generated by the home equity line of business were recorded by the parent company until late 1999 when all of the losses carried forward had been used.

     Each subsidiary pays taxes to the parent company at the statutory rate. Subsidiaries also pay fees to the parent company to cover direct and indirect services. In addition, services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's-length, external market basis and are eliminated in consolidation.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Pre-tax income for 1999 totaled $52.6 million, up 3.5% from 1998 and 24.8% from 1997. The effective income tax rate was 37% in 1999, 40.0% in 1998, and 42.0% in 1997. The lower rate in 1999 was the result of a change in the Indiana Financial Institutions Tax which took effect in 1999. The change in tax law caused the Corporation's current year income taxes to decline and also resulted in a reduction in the Corporation's deferred Indiana income tax liability.

     Net interest revenue for 1999 totaled $67.4 million, up 16.4% from 1998 and 38.6% from 1997. The net interest margin was 5.36% in 1999 compared to 4.41% in 1998 and 4.95% in 1997. These improvements were primarily due to a shift in composition of mortgage loans held for sale from a concentration in first mortgage loans in 1997 and 1998 to a greater share of higher-yielding second mortgage loans in 1999.

     The following table sets forth, for the periods indicated, a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis.

                                                 1999 OVER 1998                   1998 OVER 1997
                                         ------------------------------    -----------------------------
                                          VOLUME      RATE       TOTAL     VOLUME      RATE       TOTAL
                                          ------      ----       -----     ------      ----       -----
                                                                 (IN THOUSANDS)
Interest Income:
  Loans and leases...................    $  5,135    $(8,509)   $(3,374)   $ 1,562    $(5,753)   $(4,191)
  Mortgage loans held for sale.......     (15,716)    17,238      1,522     26,051      4,417     30,468
  Taxable investment securities......        (277)       102       (175)      (731)      (577)    (1,308)
  Tax-exempt securities..............         (32)       (11)       (43)        96        (81)        15
  Trading assets.....................         312      5,155      5,467        474     (1,509)    (1,035)
  Interest bearing deposits with
     financial institutions..........         314       (250)        64        (84)      (210)      (294)
  Federal funds sold.................         (56)       (23)       (79)        47         10         57
                                         --------    -------    -------    -------    -------    -------
       Total.........................     (10,320)    13,702      3,382     27,415     (3,703)    23,712
                                         --------    -------    -------    -------    -------    -------
Interest Expense:
  Money market checking..............         320       (735)      (415)       199          4        203
  Money market savings...............         (13)       (19)       (32)       (82)        (2)       (84)
  Regular savings....................        (282)      (202)      (484)      (265)      (124)      (389)
  Time deposits......................       4,627     (1,845)     2,782      3,856       (178)     3,678
  Short-term borrowings..............     (10,013)     3,332     (6,681)    13,280     (1,963)    11,317
  Long-term debt.....................         269        138        407        (35)        17        (18)
                                         --------    -------    -------    -------    -------    -------
       Total.........................      (5,092)       669     (4,423)    16,953     (2,246)    14,707
                                         --------    -------    -------    -------    -------    -------
  Net Interest Revenue...............    $ (5,228)   $13,033    $ 7,805    $10,462    $(1,457)   $ 9,005
                                         ========    =======    =======    =======    =======    =======

     The consolidated provision for loan and lease losses for 1999 was $4.4 million, down 25.9% from 1998 and 28.8% from 1997. More information on this subject is contained in the section on credit risk.

     Other income decreased 6.8% in 1999 to $204.1 million. This compares to $218.9 million in 1998 and $156.8 million in 1997. Improvements at the commercial banking and home equity lines of business were offset by declines at the mortgage bank.

     Other expenses in 1999 totaled $214.1 million, down 3.2% from 1998 and up 34.8% from 1997. The 1999 decrease in consolidated other expense of $7.1 million was mostly due to lower loan production costs at the mortgage bank, mitigated by operating expenses associated with higher commercial and home equity loan production.

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets at year-end 1999 were $1.68 billion, down 13.6% from 1998 and up 12.3% from 1997. However, changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets were $1.65 billion in 1999, relatively unchanged from 1998 and up 30.8% from 1997. Although loans held for sale were down as a result of the decreased production activities at the Corporation's mortgage banking line of business, it was partially offset by the increased loan production at the commercial banking and home equity lines of business.

     The Corporation's commercial loans are extended primarily to midwest regional businesses. The Corporation also extends credit to consumers through installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category at the end of the last five years were as follows:

                                                                  AT DECEMBER 31,
                                              --------------------------------------------------------
                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural....    $443,985    $278,834    $212,095    $179,650    $150,312
Real estate construction..................     121,803      97,253      73,279      48,991      36,126
Real estate mortgage......................     115,265     123,980     222,818     214,696     108,351
Consumer..................................      48,936      51,730      39,985      38,371      67,756
Direct lease financing....................       3,890       6,375      78,079      62,372      60,979
Unearned income...........................        (455)     (1,181)    (15,163)    (11,030)    (10,999)
                                              --------    --------    --------    --------    --------
     Total................................    $733,424    $556,991    $611,093    $533,050    $412,525
                                              ========    ========    ========    ========    ========

MATURITY DISTRIBUTION OF LOANS:

                                                                      AT DECEMBER 31, 1999
                                                        ------------------------------------------------
                                                                    AFTER ONE
                                                                       BUT
                                                         WITHIN       WITHIN        AFTER
                                                        ONE YEAR    FIVE YEARS    FIVE YEARS     TOTAL
                                                        --------    ----------    ----------     -----
                                                                         (IN THOUSANDS)
Commercial, financial and agricultural..............    $105,045     $117,297      $221,643     $443,985
Real estate construction............................      77,502       17,797        26,504      121,803
Real estate mortgage................................      11,341       20,732        83,192      115,265
Consumer loans......................................       4,141       27,383        17,412       48,936
Direct lease financing..............................       2,777          658            --        3,435
                                                        --------     --------      --------     --------
     Total..........................................                                            $733,424
                                                                                                ========
Loans due after one year with:
  Fixed interest rates..............................                                            $218,010
  Variable interest rates...........................                                             314,608
                                                                                                --------
     Total..........................................                                            $532,618
                                                                                                ========

     On average, investment securities decreased $4.2 million in 1999 to $44.1 million. The decline resulted from a change at the commercial bank to shift assets from investment securities to commercial loans. The carrying value of investments at December 31, 1999 includes $117 thousand of unrealized losses on available-for-sale securities.

MATURITY DISTRIBUTION OF INVESTMENT SECURITIES:

                                                                        AT DECEMBER 31, 1999
                                                          -------------------------------------------------
                                                                      AFTER ONE     AFTER FIVE
                                                                         BUT           BUT
                                                           WITHIN       WITHIN        WITHIN        AFTER
                                                          ONE YEAR    FIVE YEARS    TEN YEARS     TEN YEARS
                                                          --------    ----------    ----------    ---------
                                                                           (IN THOUSANDS)
U.S. Treasury and government obligations..............      $ --        $7,664        $   --       $18,508
Obligations of states and political subdivisions......       100         1,022         1,060         2,524
Mortgage-backed securities............................        --           276         3,501         2,274
Other.................................................       579            --            --            --
                                                            ----        ------        ------       -------
     Total............................................      $679        $8,962        $4,561       $23,306
                                                            ====        ======        ======       =======
Weighted Average Yield
  Held-to-maturity....................................      6.65%         6.52%         7.08%         7.81%
  Available-for-sale..................................      5.21%         6.29%         6.75%         6.83%

     Average yield represents the weighted average yield to maturity. The yield on state and municipal obligations has been calculated on a fully taxable equivalent basis, assuming a 35% tax rate.

     Deposits averaged $944.6 million during 1999, compared to $878.6 million in 1998 and $691.8 million in 1997. Demand deposits were down 6.2% on average, or $23.6 million from 1998. A significant portion of demand deposits is related to deposits at Irwin Union Bank which are associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts averaged $283.9 million in 1999 and $342.2 million in 1998.

     Maturities of certificates of deposit of $100 thousand or more are set forth in the following table:

                                                                        AT DECEMBER 31,
                                                                -------------------------------
                                                                  1999        1998       1997
                                                                  ----        ----       ----
                                                                        (IN THOUSANDS)
Under 3 months..............................................    $ 92,965    $ 81,850    $60,379
3 to 6 months...............................................      28,387      17,107     10,123
6 to 12 months..............................................      40,292      17,807     10,115
after 12 months.............................................      78,872      25,207      5,411
                                                                --------    --------    -------
     Total..................................................    $240,516    $141,971    $86,028
                                                                ========    ========    =======

     Short-term borrowings averaged $406.5 million in 1999, compared to $568.8 million in 1998 and $365.0 million in 1997. The decrease in 1999 is due to the decrease in mortgage loan closings in 1999.

     The following table shows the distribution of the Corporation's short-term borrowings and the weighted average rates at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years:

                                                    REPURCHASE
                                                   AGREEMENTS &
                                                  DRAFTS PAYABLE                  FEDERAL HOME
                                                    RELATED TO                      LOAN BANK       LINES OF
                                                     MORTGAGE       COMMERCIAL    BORROWINGS &     CREDIT AND
                                                  LOAN CLOSINGS       PAPER       FEDERAL FUNDS      OTHER
                                                  --------------    ----------    -------------    ----------
                                                                        (IN THOUSANDS)
Year Ended December 31:
  1999........................................       $ 46,796        $21,894        $173,000        $231,413
  1998........................................        172,126         26,617         266,000         180,118
  1997........................................        240,659         16,375         142,650         112,591
Weighted average interest rates at year-end:
  1999........................................           5.35%          6.00%           5.46%           6.02%
  1998........................................           5.43           5.78            4.93            6.01
  1997........................................           5.88           6.00            6.18            6.87
Maximum amount outstanding at any month's end:
  1999........................................       $162,251        $28,215        $249,500        $308,422
  1998........................................        301,849         29,691         316,200         249,519
  1997........................................        274,363         16,375         142,650         151,111
Average amount outstanding during the year:
  1999........................................       $105,591        $24,810        $108,422        $167,665
  1998........................................        218,342         26,166         115,479         208,785
  1997........................................        237,953         12,738          48,823          65,490
Weighted average interest rate during the
  year:
  1999........................................           5.40%          5.82%           5.40%           5.45%
  1998........................................           5.84           6.05            5.63            6.20
  1997........................................           5.82           6.01            6.00            6.65

     In 1999, the Corporation issued $30 million of subordinated debt securities which bear interest at a rate of 7.58% and mature in 2014.

CAPITAL

     Shareholders' equity averaged $154.1 million in 1999, up 15.4% from 1998 and 24.8% from 1997. Year-end shareholders' equity of $159.3 million represented book value per share of $7.55, compared to $6.70 and $5.82 at December 31, 1998 and 1997, respectively. The Corporation paid an aggregate of $4.3 million in dividends on the Corporation's common stock in 1999, compared to $3.5 million in 1998 and $3.1 million in 1997.

     Prior to the adoption of a new mortgage banking accounting standard in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a significant portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standard, it represents substantial economic value which is not recorded on the balance sheet. Management estimated this value to be approximately $29.0 million after-tax or $1.37 per share at December 31, 1999. This estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero as the underlying loans pay off, servicing fees are collected, and the income from servicing the loans is fully accreted into earnings.

CAPITAL

                                                              1999         1998         1997
                                                              ----         ----         ----
                                                                      (IN THOUSANDS)
Tier 1 capital...........................................  $  207,627   $  191,806   $  169,366
Tier 2 capital...........................................      38,556       11,505       16,170
                                                           ----------   ----------   ----------
          Total risk-based capital.......................     246,183      203,311      185,536
Risk weighted assets.....................................   1,823,633    1,649,227    1,249,385
Risk-based ratios:
  Tier 1 capital.........................................       11.39%       11.63%       13.56%
  Total capital..........................................       13.50        12.25        14.85
Tier 1 leverage ratio....................................       12.77        10.51        12.06
Ending shareholders' equity to assets....................        9.48         7.46         8.55
Average shareholders' equity to assets...................        9.33         8.09         9.78

     Capital is a major focus of regulatory attention, with both book and risk-based capital standards used as capital adequacy measures. Unless an institution has adequate capital in the opinion of the regulators, they may withhold approval for new activities or force additions to capital. Therefore, the Corporation considers both the regulators' viewpoint and its own analysis of the capital structure and leverage amounts that are consistent with underlying business risks.

     At year-end 1999, the Corporation's total risk-adjusted capital ratio was 13.5% compared to 10.0% which is required to be considered well capitalized by the regulators. The Corporation's ending equity to assets ratio for 1999 was 9.48%. However, as previously discussed, temporary conditions that existed at year-end make the average balance sheet ratio a more accurate measure of capital. The Corporation's average equity to assets for 1999 was 9.33%.

     In July 1999, the Corporation raised $30 million of 7.58%, 15-year subordinated debt which is callable in 10 years at par, to strengthen and add flexibility in the management of its capital base. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into common stock of the Corporation.

     To assist Irwin Union Bank in generating deposits in new markets, Irwin Financial Corporation initiated a program in 1999 to issue Irwin Financial non-coupon, convertible preferred shares to certain qualified investors thought to be in a position to support deposit growth. Under the program, each preferred share is issued for cash at approximately the market price of one common share. A preferred share automatically converts into one common share at a determined future date. If a banking branch reaches a specified level of deposits prior to the conversion date, the number of common shares into which a preferred share converts is increased by as much as 25%, depending upon the date on which the deposit level was attained. A maximum of approximately 400,000 shares of preferred stock are issuable under the program. Offerings for a portion of these shares are expected to be completed in the first quarter of 2000.

     In January 1997, the Corporation issued $50 million of 9.25% trust preferred securities through a trust created and controlled by the Corporation. The securities have an initial maturity of 30 years with a 19-year extension option which the Corporation can exercise at any point during the first 30 years. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. The securities are not convertible into common stock of the Corporation.

     In 1999, the Corporation repurchased approximately 800,000 common shares. Over the past three years repurchases of $46 million of common stock were made in an effort to restructure capital to reach a more optimal mix between common equity and less expensive, hybrid forms of capital.

RISK MANAGEMENT

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

CREDIT RISK

     The assumption of credit risk is a key source of earnings for the commercial banking and home equity lending lines of business. In addition, the mortgage banking business assumes some credit risk despite the fact that its mortgages are typically insured. The credit risk in the loan portfolios of the commercial bank and the home equity lending business have the most potential to have a significant effect on consolidated financial performance.

     The commercial bank and home equity lending business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually. Consumer loans, including home equity loans, are generally evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate which is based on management's judgement combined with a quantitative process of evaluation and analysis.

     Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. The table on page 29 analyzes the consolidated allowance for loan and lease losses over the past five years.

     Net charge-offs in 1999 were $1.7 million, down 11.1% from 1998, and 33.7% from 1997. Net charge-offs to average loans and leases was 0.27% compared to 0.33% in 1998 and 0.46% in 1997. At year-end, the allowance for loan and lease losses was 1.17% of outstanding loans and leases, compared to 1.78% in 1998 and 1.44% in 1997.

     Total nonperforming loans and leases at year-end were $4.3 million, compared to $11.7 million at the end of 1998 and $7.7 million at the end of 1997. Nonperforming loans and leases as a percent of total loans and leases were 0.59% at year-end 1999 compared to 2.11% in 1998 and 1.26% in 1997. The 1999 decline occurred primarily at the Corporation's mortgage bank in connection with a change in the classification of nonperforming loans to the "loans held for sale" category to more accurately reflect management's intent with respect to the ultimate disposition of these assets. These loans are carried at the lower of their cost or market value. Any impairment provision is recorded through the markdown of the loans to their market value.

     Other real estate owned totaled $3.8 million at December 31, 1999, up from $3.5 million in 1998 and $1.8 in 1997. Total nonperforming assets were $8.1 million, or 0.48% of total assets at December 31, 1999, as compared to $15.4 million, or 0.78%, at year-end 1998 and $9.5 million, or 0.64% at the end of 1997.

ANALYSIS OF ALLOWANCE FOR LOAN AND LEASE LOSSES:

                                                1999        1998        1997        1996        1995
                                                ----        ----        ----        ----        ----
                                                                   (IN THOUSANDS)
Loans and leases outstanding at end of
  period, net of unearned income..........    $733,424    $556,991    $611,093    $533,050    $412,525
                                              ========    ========    ========    ========    ========
Average loans and leases for the period,
  net of unearned income..................    $642,435    $585,025    $569,325    $496,729    $369,220
                                              ========    ========    ========    ========    ========
Allowance for possible loan and lease
  losses:
Balance beginning of period...............    $  9,888    $  8,812    $  6,875    $  5,033    $  4,174
Charge-offs:
  Commercial, financial and agricultural
     loans................................         646         246         800         495         845
  Real estate mortgage loans..............          --         232         356          37           2
  Consumer loans..........................         813         761         734         959         953
  Lease financing.........................         772       1,263       1,255         883         690
                                              --------    --------    --------    --------    --------
     Total charge-offs....................       2,231       2,502       3,145       2,374       2,490
                                              --------    --------    --------    --------    --------
Recoveries:
  Commercial, financial and agricultural
     loans................................          32          14          32         133           2
  Real estate mortgage loans..............          --          --           1          --          --
  Consumer loans..........................         307         362         246         214         197
  Lease financing.........................         164         183         259         246         191
                                              --------    --------    --------    --------    --------
     Total recoveries.....................         503         559         538         593         390
                                              --------    --------    --------    --------    --------
Net charge-offs...........................      (1,728)     (1,943)     (2,607)     (1,781)     (2,100)
Reduction due to sale of loans............      (3,126)     (2,976)     (1,694)       (930)       (239)
Reclassification of loans to loans held
  for sale................................        (922)         --          --          --          --
Provision charged to expense..............       4,443       5,995       6,238       4,553       3,198
                                              --------    --------    --------    --------    --------
Balance end of period.....................    $  8,555    $  9,888    $  8,812    $  6,875    $  5,033
                                              ========    ========    ========    ========    ========
Allowance for possible loan and lease
  losses:
By category of loans and leases:
Commercial, financial and agricultural
  loans...................................    $  5,634    $  4,240    $  5,118    $  3,676    $  2,349
Real estate mortgage loans................       1,194       3,299       2,170         281         413
Consumer loans............................       1,270       1,747         446       1,974       1,420
Lease financing...........................         457         602       1,078         944         851
                                              --------    --------    --------    --------    --------
     Totals...............................    $  8,555    $  9,888    $  8,812    $  6,875    $  5,033
                                              ========    ========    ========    ========    ========
Ratios:
Net charge-offs to average loans and
  leases..................................        0.27%       0.33%       0.46%       0.36%       0.57%
Allowance for possible loan losses to
  average loans and leases................        1.33%       1.69%       1.55%       1.38%       1.36%
Allowance for possible loan losses to
  loans and leases outstanding............        1.17%       1.78%       1.44%       1.29%       1.22%

NONPERFORMING ASSETS:

                                                        1999      1998       1997      1996      1995
                                                        ----      ----       ----      ----      ----
                                                                       (IN THOUSANDS)
Accruing loans past due 90 days or more:
  Commercial, financial, and agricultural loans....    $   58    $   252    $  382    $  256    $  418
  Real estate mortgage loans.......................        --        291       534       234        --
  Consumer loans...................................        89         89        86       205       202
                                                       ------    -------    ------    ------    ------
                                                          147        632     1,002       695       620
                                                       ------    -------    ------    ------    ------
Nonaccrual loans and leases:
  Commercial, financial and agricultural loans.....       748      1,052       777     2,739       670
  Real estate mortgage loans.......................     3,049      9,449     5,333     2,481       848
  Consumer loans...................................       273        174        63        --        --
  Lease financing..................................        88        426       506     1,261       415
                                                       ------    -------    ------    ------    ------
                                                        4,158     11,101     6,679     6,481     1,933
                                                       ------    -------    ------    ------    ------
     Total nonperforming loans and leases..........     4,305     11,733     7,681     7,176     2,553
  Other real estate owned..........................     3,752      3,506     1,828     2,239       295
                                                       ------    -------    ------    ------    ------
     Total nonperforming assets....................    $8,057    $15,239    $9,509    $9,415    $2,848
                                                       ======    =======    ======    ======    ======
Nonperforming loans and leases to total loans and
  leases...........................................      0.59%      2.13%     1.26%     1.35%     0.62%
                                                       ======    =======    ======    ======    ======
Nonperforming assets to total assets...............      0.48%      0.78%     0.64%     0.72%     0.27%
                                                       ======    =======    ======    ======    ======

     Loans which are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest.

Renegotiated and Nonaccrual Loans:

                                                                1999    1998    1997
                                                                ----    ----    ----
                                                                   (IN THOUSANDS)
Interest which would have been recorded under original terms
  Renegotiated..............................................    $--     $ --    $ --
  Nonaccrual................................................     80      323     302
                                                                ---     ----    ----
                                                                 80      323     302
                                                                ---     ----    ----
Interest income actually recorded
  Renegotiated..............................................     --       --      --
  Nonaccrual................................................     33       47      36
                                                                ---     ----    ----
                                                                 33       47      36
                                                                ---     ----    ----
Reduction in interest income................................    $47     $276    $266
                                                                ===     ====    ====

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

     The objectives of liquidity management are to ensure that funds will be available to meet demands and that funds are available at a reasonable cost. As with other forms of financial risk, liquidity is managed separately at each of the Corporation's lines of business.

     Since loans are less marketable than securities, the ratio of total loans to total deposits is the traditional measure of liquidity for banks and bank holding companies. At year-end 1999, this ratio was 84.3%. The Corporation is able to maintain this position due to the position in mortgage loans held for sale. These loans carry an interest rate equal to the current market rate for first and second lien mortgage loans. However, liquidity is significantly improved since nearly all mortgage loans held for sale are in the process of being securitized and sold. The holding period for an individual loan typically does not exceed 90 days.

INTEREST RATE RISK

     Interest rate risk refers to the potential for changes in market rates of interest to cause changes in net interest income and in the market value of assets and liabilities.

     The Asset-Liability Management Committees of each of the Corporation's lines of business monitor the repricing structure of both assets and liabilities over various time horizons and exposure to changes in interest rates is evaluated by modeling the repricing characteristics of the instruments under multiple rate scenarios. Rate sensitivities can typically be managed by controlling the maturity of loans, securities, and deposits and through the use of prepayment penalties. The Corporation may also use financial futures or interest rate swaps from time to time.

     The commercial banking and leasing lines of business assume interest rate risk in the pricing of their loan and lease products and mitigate this risk by managing the duration of the liabilities they raise to support their portfolios. The mortgage banking business assumes interest rate sensitivity by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are held temporarily until a pool is formed. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk.

     The mortgage bank and the home equity company are also exposed to interest rate risk through their ownership of servicing assets and excess servicing. As discussed in the analysis of each line of business earlier in this report, the companies also manage their risk using a variety of techniques including: maintaining a strong production operation which offsets the interest rate risk, selective sales of the servicing rights, match funded through asset-backed securities sales, and the use of financial hedges. In some cases, the Corporation uses internal hedges to allow for the risk characteristics of one line of business to offset those of another line.

     The following tables show management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of December 31, 1999, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. Two tables are presented:

     1. An economic analysis showing the net present value impact of changes in interest rates, and

     2. An accounting analysis showing the same net present value impact, adjusted for the expected GAAP treatment of the assets and liabilities under the scenarios shown.

     The analyses do not take into account the book values of the Corporation's non-interest sensitive assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates.

     As noted above, the analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The total measurement of the Corporation's exposure to interest rate risk as presented in the following tables may not be representative of the actual values which might result from a higher or lower rate environment. Such environments would likely result in different lending and borrowing strategies by the Corporation, designed in part to further mitigate the effect on the value of, and the net earnings generated from, the Corporation's net assets. In addition, they do not reflect activities not traditionally measured as financial assets or liabilities. Principal among these activities for the Corporation would be the change in mortgage loan production and the earnings stream the Corporation derives therefrom.

ECONOMIC VALUE CHANGE METHOD

     The figures suggest, based on an economic assessment of balance sheet and off-balance sheet financial assets and before any initiatives to mitigate the impact of changing interest rates, that the present value of the

Corporation's interest-sensitive assets and liabilities would decline in a falling rate environment principally due to the Corporation's investments in mortgage servicing rights, and would also decline in a rising rate environment due to the influence of its loan portfolio. To mitigate the impact of rising rates, the Corporation periodically sells certain mortgage servicing rights where the risk profile indicates more downside risk than upside opportunity. The Corporation mitigates the risk of falling rates by maintaining a strong production operation which increases in value as interest rates fall.

                                                               PRESENT VALUE
                                                           AT DECEMBER 31, 1999
                                                INSTANTANEOUS CHANGE IN INTEREST RATES OF:
                                  -----------------------------------------------------------------------
                                      -2%            -1%          CURRENT          +1%            +2%
                                      ---            ---          -------          ---            ---
                                                              (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and Other Assets........    $   848,487    $   831,024    $   814,495    $   798,729    $   783,640
Loans Held for Sale...........        325,486        323,109        320,878        318,721        316,582
Mortgage Servicing Rights.....        109,275        161,169        186,311        189,606        187,020
Interest-only Strips..........         63,564         67,217         70,914         74,529         77,974
                                  -----------    -----------    -----------    -----------    -----------
     TOTAL INTEREST SENSITIVE
       ASSETS.................      1,346,812      1,382,519      1,392,598      1,381,585      1,365,216
                                  -----------    -----------    -----------    -----------    -----------
INTEREST SENSITIVE LIABILITIES
Deposits......................       (718,020)      (714,355)      (710,762)      (707,256)      (703,865)
Short-term Borrowings.........       (272,340)      (272,224)      (272,103)      (271,979)      (271,852)
Long-term Debt................        (84,985)       (80,905)       (76,501)       (71,434)       (66,409)
                                  -----------    -----------    -----------    -----------    -----------
     TOTAL INTEREST SENSITIVE
       LIABILITIES............     (1,075,345)    (1,067,484)    (1,059,366)    (1,050,669)    (1,042,126)
                                  -----------    -----------    -----------    -----------    -----------
INTEREST SENSITIVE OFF-BALANCE
  SHEET ITEMS.................            370            892          1,751          2,956          4,263
                                  -----------    -----------    -----------    -----------    -----------
NET SENSITIVITY AS OF DECEMBER
  31, 1999....................    $   271,837    $   315,927    $   334,983    $   333,872    $   327,353
                                  ===========    ===========    ===========    ===========    ===========
POTENTIAL CHANGE..............    $   (63,146)   $   (19,056)   $        --    $    (1,111)   $    (7,630)
                                  ===========    ===========    ===========    ===========    ===========
NET SENSITIVITY AS OF DECEMBER
  31, 1998....................    $    50,666    $    78,781    $   103,290    $   126,155    $   140,238
                                  ===========    ===========    ===========    ===========    ===========
POTENTIAL CHANGE..............    $   (52,624)   $   (24,509)   $        --    $    22,865    $    36,948
                                  ===========    ===========    ===========    ===========    ===========

GAAP-BASED VALUE CHANGE METHOD

     The figures suggest, based on an accounting assessment of balance sheet and off-balance sheet financial assets and before any initiatives to mitigate the impact of changing interest rates, that the present value of the Corporation's interest-sensitive assets and liabilities would decline in a falling rate environment principally due to the Corporation's investments in mortgage servicing rights and would increase in a rising rate environment.

                                                                   PRESENT VALUE
                                                                AT DECEMBER 31, 1999
                                                     INSTANTANEOUS CHANGE IN INTEREST RATES OF:
                                              --------------------------------------------------------
                                                -2%         -1%       CURRENT       +1%         +2%
                                                ---         ---       -------       ---         ---
                                                                   (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and Other Assets(1).................    $     --    $     --    $     --    $     --    $     --
Loans Held for Sale.......................     325,487     323,109     320,877     318,721     316,582
Mortgage Servicing Rights.................     100,690     118,556     125,105     125,215     125,215
Interest-only Strips......................      63,564      67,217      70,914      74,529      77,974
                                              --------    --------    --------    --------    --------
     TOTAL INTEREST SENSITIVE ASSETS......     489,741     508,882     516,896     518,465     519,771
                                              --------    --------    --------    --------    --------
INTEREST SENSITIVE LIABILITIES
Deposits(1)...............................          --          --          --          --          --
Short-term Borrowings(1)..................          --          --          --          --          --
Long-term Debt(1).........................          --          --          --          --          --
     TOTAL INTEREST SENSITIVE
       LIABILITIES(1).....................          --          --          --          --          --
                                              --------    --------    --------    --------    --------
INTEREST SENSITIVE OFF-BALANCE SHEET
  ITEMS...................................         370         892       1,751       2,956       4,263
                                              --------    --------    --------    --------    --------
NET SENSITIVITY AS OF DECEMBER 31, 1999...    $490,111    $509,774    $518,647    $521,421    $524,034
                                              ========    ========    ========    ========    ========
POTENTIAL CHANGE..........................    $(28,536)   $ (8,873)   $     --    $  2,774    $  5,387
                                              ========    ========    ========    ========    ========

-------------------------
(1) Not marked to market under GAAP.

DERIVATIVE FINANCIAL INSTRUMENTS

     The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. The value of mortgage servicing assets is periodically hedged using options on treasury futures. At December 31, 1999, all such options had expired. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $1.2 million at December 31, 1999, and a notional amount of $50.0 million. Options on treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on the income statement. In 1999, the Corporation recorded $8.2 million of net trading losses related to these derivative products, compared with $1.4 million in gains in 1998. No gains or losses were reported in 1997.

     Daily Average Consolidated Balance Sheets, Interest Rates and Interest Differential are on the next three pages.

                                                                FOR THE YEAR ENDED DECEMBER 31, 1999
                                                                ------------------------------------
                                                                 AVERAGE                      YIELD/
                                                                 BALANCE        INTEREST       RATE
                                                                 -------        --------      ------
                                                                           (IN THOUSANDS)
Assets
  Interest-earning assets:
     Interest-bearing deposits with banks...................    $   22,334      $    771        3.45%
     Federal funds sold.....................................        12,293           652        5.30
     Trading assets.........................................        45,637         6,275       13.75
     Taxable investment securities..........................        39,208         2,984        7.61
     Tax-exempt investment securities(1)....................         4,916           410        8.34
     Loans held for sale....................................       575,592        66,682       11.58
     Loans and leases, net of unearned income(1)(2).........       642,435        49,063        7.64
                                                                ----------      --------      ------
          Total interest-earning assets.....................     1,342,415       126,837        9.45%
                                                                ----------      --------      ======
  Noninterest-earning assets:
     Cash and due from banks................................        44,775
     Premises and equipment, net............................        22,077
     Other assets...........................................       251,251
     Less allowance for possible loan and lease losses......        (9,508)
                                                                ----------
          Total assets......................................    $1,651,010
                                                                ==========
Liabilities and Shareholders' Equity
  Interest-bearing liabilities:
     Money market checking..................................    $  104,641      $  1,430        1.37%
     Money market savings...................................         6,801           165        2.43
     Regular savings........................................        36,867         1,015        2.75
     Time deposits..........................................       438,505        22,610        5.16
     Short-term borrowings..................................       406,488        28,425        6.99
     Long-term debt.........................................        13,631         1,149        8.43
                                                                ----------      --------      ------
          Total interest-bearing liabilities................     1,006,933        54,794        5.44%
                                                                ----------      --------      ======
  Noninterest-bearing liabilities:
     Demand deposits........................................       357,771
     Other liabilities......................................       132,163
  Shareholders' equity......................................       154,143
                                                                ----------
          Total liabilities and shareholders' equity........    $1,651,010
                                                                ==========
     Net interest income....................................                    $ 72,043
                                                                                ========
     Net interest income to average interest-earning
       assets...............................................                                   5.36%
                                                                                              ======

-------------------------
Notes:

(1) Interest is reported on a fully taxable equivalent basis. The prevailing federal income tax rate was 35%.

(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

                                                                       FOR THE YEAR ENDED
                                                                       DECEMBER 31, 1998
                                                                --------------------------------
                                                                 AVERAGE                  YIELD/
                                                                 BALANCE      INTEREST     RATE
                                                                 -------      --------    ------
                                                                         (IN THOUSANDS)
Assets
  Interest-earning assets:
     Interest-bearing deposits with banks...................    $   15,462    $    707     4.57%
     Federal funds sold.....................................        13,317         731     5.49
     Trading assets.........................................        32,920         311      .94
     Taxable investment securities..........................        42,988       3,655     8.50
     Tax-exempt investment securities(1)....................         5,291         453     8.56
     Loans held for sale....................................       758,640      65,155     8.59
     Loans and leases, net of unearned income(1)(2).........       585,025      52,443     8.96
                                                                ----------    --------    -----
          Total interest-earning assets.....................     1,453,643     123,455     8.49%
                                                                ----------    --------    =====
  Noninterest-earning assets:
     Cash and due from banks................................        50,754
     Premises and equipment, net............................        18,944
     Other assets...........................................       135,693
     Less allowance for possible loan and lease losses......        (8,650)
                                                                ----------
          Total assets......................................    $1,650,384
                                                                ==========
Liabilities and Shareholders' Equity
  Interest-bearing liabilities:
     Money market checking..................................    $   89,158    $  1,845     2.07%
     Money market savings...................................         7,281         197     2.70
     Regular savings........................................        45,414       1,500     3.30
     Time deposits..........................................       355,431      19,827     5.57
     Short-term borrowings..................................       568,772      35,106     6.17
     Long-term debt.........................................        10,245         814     7.94
                                                                ----------    --------    -----
          Total interest-bearing liabilities................     1,076,301      59,289     5.50%
                                                                ----------    --------    =====
  Noninterest-bearing liabilities:
     Demand deposits........................................       381,343
     Other liabilities......................................        59,177
     Shareholders' equity...................................       133,563
                                                                ----------
          Total liabilities and shareholders' equity........    $1,650,384
                                                                ==========
     Net interest income....................................                  $ 64,166
                                                                              ========
     Net interest income to average interest-earning
       assets...............................................                               4.41%
                                                                                          =====

-------------------------
Notes:

(1) Interest is reported on a fully taxable equivalent basis. The prevailing federal income tax rate was 35%.

(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

                                                                       FOR THE YEAR ENDED
                                                                       DECEMBER 31, 1997
                                                                --------------------------------
                                                                 AVERAGE                  YIELD/
                                                                 BALANCE      INTEREST     RATE
                                                                 -------      --------    ------
                                                                         (IN THOUSANDS)
Assets
  Interest-earning assets
     Interest-bearing deposits with banks...................    $   16,887    $ 1,001       5.93%
     Federal funds sold.....................................        12,454        674       5.41
     Trading assets.........................................        26,178      1,842       7.03
     Taxable investment securities..........................        51,412      4,467       8.68
     Tax-exempt investment securities(1)....................         4,336        438      10.10
     Loans held for sale....................................       433,275     34,691       8.01
     Loans and leases, net of unearned income(1)(2).........       569,325     56,629       9.95
                                                                ----------    -------     ------
          Total interest-earning assets.....................     1,113,867     99,742       8.95%
                                                                ----------    -------     ======
  Noninterest-earning assets:
     Cash and due from banks................................        34,347
     Premises and equipment, net............................        18,568
     Other assets...........................................       103,682
     Less allowance for possible loan and lease losses......        (7,750)
                                                                ----------
          Total assets......................................    $1,262,714
                                                                ==========
Liabilities and Shareholders' Equity
  Interest-bearing liabilities:
     Money market checking..................................    $   79,549    $ 1,643       2.07%
     Money market savings...................................        10,267        280       2.73
     Regular savings........................................        52,843      1,889       3.57
     Time deposits..........................................       286,934     16,151       5.63
     Short-term borrowings..................................       365,005     23,788       6.52
     Long-term debt.........................................        10,698        831       7.77
                                                                ----------    -------     ------
          Total interest-bearing liabilities................       805,296     44,582       5.54%
                                                                ----------    -------     ======
  Noninterest-bearing liabilities:
     Demand deposits........................................       262,190
     Other liabilities......................................        71,745
  Shareholders' equity......................................       123,483
                                                                ----------
          Total liabilities and shareholders' equity........    $1,262,714
                                                                ==========
     Net interest income....................................                  $55,160
                                                                              =======
     Net interest income to average interest-earning
       assets...............................................                                4.95%
                                                                                          ======

-------------------------
Notes:

(1) Interest is reported on a fully taxable equivalent basis. The prevailing federal income tax rate was 35%.

(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

YEAR 2000

     The Corporation did not experience any significant Year 2000 related computer disruptions. The total cost to the Corporation during the 1997-1999 period to ensure its Year 2000 readiness was $2.9 million. The Corporation's Steering Committee and working groups at each line of business continue to meet periodically to assure continued data and systems integrity in the post-2000 environment.

ITEM 7(A). QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section to Item 7, Managements Discussion and Analysis of Financial Condition and Results of Operations found on pages 31 through 33.

ITEM 8. FINANCIAL STATEMENTS

Management Report on Responsibility for Financial Reporting

     The management of Irwin Financial Corporation and its subsidiaries has the responsibility of preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and are not misstated due to material fraud or error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

     The Corporation's financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants elected by the shareholders. Management has made available to PricewaterhouseCoopers all the Corporation's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

     Management of the Corporation has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Assessments of the system of internal control are based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management continually monitors the system of internal control for compliance. The Corporation maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements thereto. In addition, as part of its audit of the Corporation's financial statements, PricewaterhouseCoopers completed an assessment of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers' recommendations concerning the Corporation's system of internal control and has taken actions to respond appropriately to these recommendations that we believe are cost effective in the circumstances. Management believes that the Corporation's system of internal control is adequate to accomplish the objectives discussed herein.

     Management also recognized its responsibility for fostering a strong ethical climate so that the Corporation's affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in the Corporation's Guiding Philosophy, which is publicized throughout the Corporation. This responsibility is also reflected in the individual Codes of Conduct of each major operating subsidiary. These Codes of Conduct address, among other things, the necessity of ensuring open communication within the Corporation; potential conflicts of interests; compliance with all domestic and foreign laws, including those related to financial disclosures; and a confidentiality of proprietary information. The Corporation maintains a systematic program to assess compliance with these policies.


/s/ John A. Nash                 /s/ Gregory F. Ehlinger

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Irwin Financial Corporation
Columbus, Indiana

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
January 24, 2000

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                DECEMBER 31,        DECEMBER 31,
                                                                    1999                1998
                                                                ------------        ------------
                                                                (IN THOUSANDS, EXCEPT FOR SHARES)
ASSETS:
Cash and due from banks.....................................     $   47,215          $   68,942
Federal funds sold..........................................             --               8,580
                                                                 ----------          ----------
     Cash and cash equivalents..............................         47,215              77,522
Interest-bearing deposits with financial institutions.......         26,785              18,441
Trading assets..............................................         59,025              32,148
Investment securities -- Note 3.............................         37,508              48,055
Loans held for sale.........................................        508,997             936,788
Loans and leases, net of unearned income -- Note 4..........        733,424             556,991
Less: Allowance for loan and lease losses -- Note 5.........         (8,555)             (9,888)
                                                                 ----------          ----------
                                                                    724,869             547,103
Servicing assets  -- Note 6.................................        138,500             117,129
Accounts receivable.........................................         49,415              71,087
Accrued interest receivable.................................          8,430              13,071
Premises and equipment......................................         23,368              21,382
Other assets................................................         56,735              63,453
                                                                 ----------          ----------
                                                                 $1,680,847          $1,946,179
                                                                 ==========          ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing.......................................     $  218,402          $  477,724
  Interest-bearing..........................................        411,400             389,516
  Certificates of deposit over $100.........................        240,516             141,971
                                                                 ----------          ----------
                                                                    870,318           1,009,211
Short-term borrowings -- Note 9.............................        473,103             644,861
Long-term debt -- Note 10...................................         29,784               2,839
Other liabilities...........................................        100,275              96,036
                                                                 ----------          ----------
       Total liabilities....................................      1,473,480           1,752,947
                                                                 ----------          ----------
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust -- Note 15.................         48,071              47,999
Shareholders' equity
  Preferred stock, no par value -- authorized 4,000,000
     shares; none issued....................................             --                  --
  Common stock; no par value -- authorized 40,000,000
     shares; issued 23,402,080 shares as of December 31,
     1999 and 1998; including 2,297,303 and 1,729,324 shares
     in treasury as of December 31, 1999 and 1998,
     respectively...........................................         29,965              29,965
Additional paid-in capital..................................          4,250               2,595
Net unrealized gain (loss) on investment securities net of
  deferred income tax liability/(asset) of ($47) in 1999 and
  $57 in 1998...............................................            (70)                 85
Retained earnings...........................................        171,101             142,232
                                                                 ----------          ----------
                                                                    205,246             174,877
Less treasury stock, at cost................................        (45,950)            (29,644)
                                                                 ----------          ----------
Total shareholders' equity..................................        159,296             145,233
                                                                 ----------          ----------
                                                                 $1,680,847          $1,946,179
                                                                 ==========          ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------
                                                                1999             1998              1997
                                                                ----             ----              ----
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
INTEREST INCOME:
  Loans held for sale....................................     $ 66,682         $ 65,155          $ 34,691
  Loans and leases.......................................       48,978           52,329            56,490
  Trading account........................................        6,275              311             1,842
  Investment securities:
     Taxable.............................................        3,755            4,362             5,469
     Tax-exempt..........................................          271              299               275
  Federal funds sold.....................................          652              731               674
                                                              --------         --------          --------
          Total interest income..........................      126,613          123,187            99,441
                                                              --------         --------          --------
INTEREST EXPENSE:
  Deposits...............................................       25,220           23,369            19,963
  Short-term borrowings..................................       28,425           35,106            23,788
  Long-term debt.........................................        1,149              814               831
                                                              --------         --------          --------
          Total interest expense.........................       54,794           59,289            44,582
                                                              --------         --------          --------
  Net interest income....................................       71,819           63,898            54,859
  Provision for loan and lease losses -- Note 5..........        4,443            5,995             6,238
                                                              --------         --------          --------
  Net interest income after provision for loan and lease
     losses..............................................       67,376           57,903            48,621
                                                              --------         --------          --------
OTHER INCOME:
  Loan origination fees..................................       47,007           60,013            41,370
  Gain from sales of loans...............................       68,851           75,201            39,210
  Loan servicing fees....................................       60,581           57,284            53,257
  Amortization and impairment of servicing asset.........      (15,702)         (35,388)          (16,355)
                                                              --------         --------          --------
  Net loan administration income.........................       44,879           21,896            36,902
  Gain on sale of servicing assets.......................       37,801           43,308            32,631
  Trading gains (losses).................................       (8,296)           1,366            (1,961)
  Gain from sale of leasing assets.......................           --            5,241                --
  Other..................................................       13,827           11,832             8,696
                                                              --------         --------          --------
                                                               204,069          218,857           156,848
                                                              --------         --------          --------
OTHER EXPENSE:
  Salaries...............................................      114,303          120,338            86,533
  Pension and other employee benefits....................       18,402           16,757            13,724
  Office expense.........................................       13,181           12,865            10,583
  Premises and equipment.................................       24,052           20,214            16,621
  Marketing and development..............................        8,962           11,735             7,697
  Other..................................................       35,211           39,297            23,660
                                                              --------         --------          --------
                                                               214,111          221,206           158,818
                                                              --------         --------          --------
Income before income taxes...............................       57,334           55,554            46,651
Provision for income taxes...............................       19,481           20,354            17,734
                                                              --------         --------          --------
                                                                37,853           35,200            28,917
Distribution on company-obligated mandatorily redeemable
  preferred securities of subsidiary trust...............        4,697            4,697             4,473
                                                              --------         --------          --------
Net income available to common shareholders..............     $ 33,156         $ 30,503          $ 24,444
                                                              ========         ========          ========
  Earnings per share of common stock available to
     shareholders:
  Basic -- Note 17.......................................     $   1.54         $   1.40          $   1.10
                                                              ========         ========          ========
  Diluted -- Note 17.....................................     $   1.51         $   1.38          $   1.08
                                                              ========         ========          ========
  Dividends per share of common stock....................     $   0.20         $   0.16          $   0.14
                                                              ========         ========          ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1999

                                                          NET UNREALIZED
                                                           GAIN (LOSS)               ADDITIONAL
                                               RETAINED   ON INVESTMENT    COMMON     PAID IN     TREASURY
                                    TOTAL      EARNINGS     SECURITIES      STOCK     CAPITAL      STOCK
                                    -----      --------   --------------   ------    ----------   --------
Balance at January 1, 1997.......  $118,902    $ 94,084       $  56        $29,965     $   --     $ (5,203)
Comprehensive Income
  Net Income.....................                24,444
  Other Comprehensive Income.....                                (1)
     Total.......................    24,443
Cash dividends -- $0.14 per
  share*.........................    (3,114)     (3,114)
Tax benefit on exercise of stock
  options........................       576                                               576
Purchase of 940,082 shares of
  treasury stock*................   (14,412)                                                       (14,412)
Sales of 204,238 shares of
  treasury stock*................     1,588                                               204        1,384
                                   --------    --------       -----        -------     ------     --------
Balance December 31, 1997........   127,983     115,414          55         29,965        780      (18,231)
                                   --------    --------       -----        -------     ------     --------
Comprehensive Income
  Net Income.....................                30,503
  Other Comprehensive Income.....                                30
     Total.......................    30,533
Cash dividends -- $0.16 per
  share*.........................    (3,473)     (3,473)
Tax benefit on exercise of stock
  options........................     1,027                                             1,027
Purchase of 496,455 shares of
  treasury stock*................   (12,593)                                                       (12,593)
Sales of 164,411 shares of
  treasury stock*................     1,756        (212)                                  788        1,180
                                   --------    --------       -----        -------     ------     --------
Balance December 31, 1998........   145,233     142,232          85         29,965      2,595      (29,644)
                                   --------    --------       -----        -------     ------     --------
Comprehensive Income
  Net Income.....................                33,156
  Other Comprehensive Income.....                              (155)
     Total.......................    33,001
Cash dividends -- $0.20 per
  share..........................    (4,287)     (4,287)
Tax benefit on exercise of stock
  options........................     1,055                                             1,055
Purchase of 800,052 shares of
  treasury stock.................   (18,314)                                                       (18,314)
Sales of 232,073 shares of
  treasury stock.................     2,608                                               600        2,008
                                   --------    --------       -----        -------     ------     --------
Balance December 31, 1999........  $159,296    $171,101       $ (70)       $29,965     $4,250     $(45,950)
                                   ========    ========       =====        =======     ======     ========

-------------------------
* Adjusted for the two-for-one stock split on May 27, 1998

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                          DECEMBER 31,
                                                               -----------------------------------
                                                                 1999         1998         1997
                                                                 ----         ----         ----
                                                                         (IN THOUSANDS)
NET INCOME.................................................    $  33,156    $  30,503    $  24,444
Adjustments to reconcile net income to cash provided (used)
  by operating activities:
  Depreciation and amortization............................        7,390        5,802        3,910
  Amortization and impairment of servicing assets..........       15,702       35,388       16,355
  Provision for loan and lease losses......................        4,443        5,995        6,238
  Amortization of premiums, less accretion of discounts....        1,145        3,210        1,716
  Decrease (increase) in loans held for sale...............      427,791     (408,049)     (81,841)
  Gain on sale of servicing asset..........................      (37,801)     (43,308)     (32,631)
  Net increase in trading assets...........................      (26,877)     (10,015)      (9,472)
  Other, net...............................................       35,387      (23,663)     (21,823)
                                                               ---------    ---------    ---------
     Net cash provided (used) by operating activities......      460,336     (404,137)     (93,104)
                                                               ---------    ---------    ---------
LENDING AND INVESTING ACTIVITIES:
Proceeds from maturities/calls of investment securities:
  Held-to-maturity.........................................       12,058       10,645        6,542
  Available-for-sale.......................................          159          280        7,534
Proceeds from sales of investment securities:
  Available-for-sale.......................................        3,118        6,000       26,309
Purchase of investment securities:
  Held-to-maturity.........................................          (34)      (8,932)      (3,868)
  Available-for-sale.......................................       (5,899)      (4,051)     (20,315)
Net increase in interest-bearing deposits with financial
  institutions.............................................       (8,344)        (201)      (6,897)
Net increase in loans, excluding sales.....................     (205,137)    (131,632)    (414,205)
Sale of loans..............................................       22,928      175,574      331,861
Sale of leasing assets.....................................           --        5,241           --
Additions to mortgage servicing assets.....................      (84,653)    (165,910)     (84,781)
Proceeds from sale of mortgage servicing assets............       85,380      138,635       90,734
Other, net.................................................       (6,520)      (4,148)      (5,930)
                                                               ---------    ---------    ---------
  Net cash provided (used) by lending and investing
     activities............................................     (186,944)      21,501      (73,016)
                                                               ---------    ---------    ---------
FINANCING ACTIVITIES:
Net (decrease) increase in deposits........................     (138,893)     289,615       27,897
Net (decrease) increase in short-term borrowings...........     (171,758)     132,586       50,409
Repayments of long-term debt...............................       (3,055)     (11,871)     (10,563)
Proceeds from long-term debt...............................       30,000        7,614       51,546
Sale of company-obligated manditorily redeemable preferred
  securities of subsidiary trust...........................           --           --       47,927
Purchase of treasury stock.................................      (18,314)     (12,593)     (14,412)
Proceeds from sale of stock for employee benefit plans.....        2,608        1,756        1,588
Dividends paid.............................................       (4,287)      (3,473)      (3,114)
                                                               ---------    ---------    ---------
  Net cash provided (used) by financing activities.........     (303,699)     403,634      151,278
                                                               ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents.......      (30,307)      20,998      (14,842)
Cash and cash equivalents at beginning of year.............       77,522       56,524       71,366
                                                               ---------    ---------    ---------
Cash and cash equivalents at end of year...................    $  47,215    $  77,522    $  56,524
                                                               =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
  Interest.................................................    $  52,456    $  58,689    $  45,554
                                                               =========    =========    =========
  Income taxes.............................................    $  14,328    $  18,947    $   9,912
                                                               =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation), provide financial services throughout the United States. The Corporation is engaged in the mortgage banking, commercial banking, home equity lending, equipment leasing, and venture capital lines of business. Intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires the Corporation to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Securities: Those securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses, net of the future tax impact, are reported as a separate component of shareholders' equity until realized. Investment gains and losses are based on the adjusted cost of the specific security.

     Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are interest only strips. Market values for interest-only strips are determined using assumptions about the duration and performance of the securitized loans and are calculated on the basis of the expected timing of cash receipts by the company. Included in these assumptions are estimates of the lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Adjustments to carrying values are recorded as trading gains or losses.

     Loans Held For Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Market value is determined by outstanding commitments or by current investor yield requirements.

     Loans: Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

     Direct Financing Leases: Interest and service charges, net of initial direct costs, are deferred and reported as income in decreasing amounts over the life of the lease, which averages three to four years, so as to provide an approximate constant yield on the outstanding principal balance.

     Allowance for Loan and Lease Losses: The allowance for loan and lease losses is maintained at a level considered adequate to provide for loan and lease losses and is based on management's evaluation of expected losses in the portfolio. Loans are considered impaired if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Servicing Assets: When the Corporation securitizes loans, it retains servicing assets and interest-only strips. A portion of the cost of originating a loan is allocated to the servicing asset and interest-only strip based on their fair values relative to the loan as a whole. The Corporation uses the market prices under comparable servicing sale contracts, when available, or alternatively uses a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing assets. In using this valuation method, the Corporation incorporates assumptions that it is believed market participants would use in estimating future net servicing income which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans, which are grouped based on loan characteristics, in proportion to estimated net servicing income.

     In determining servicing value impairment at the end of the year, the servicing portfolio was disaggregated into its predominant risk characteristics. The Corporation has determined those risk characteristics to be interest rate, loan type and investor type. These segments of the portfolio were valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current market assumptions. The calculated value was then compared with the book value of each segment to determine the required reserve for impairment. It is reasonably possible that a change in the impairment reserve will occur in the near term. No reasonable estimate can be made of the range of amounts of loss or gain.

     Derivative Instruments: The Corporation uses derivative instruments to offset changes in the value of servicing assets and interest-only strips. Derivative instruments on the Corporation's balance sheet are classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement. The Corporation uses forward contracts to reduce its interest rate exposure on mortgage loans held for sale and on the pipeline of loan applications in process. Gains and losses associated with these contracts are deferred and included in the determination of gain or loss on ultimate sale of the loans, or expensed when it becomes evident the loan sale will not occur.

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," deferring its effective date to fiscal years beginning after June 15, 2000. The Corporation will adopt SFAS 133 on January 1, 2001. The Corporation has not quantified the impact of this statement on its financial position or results of operations.

     Premises and Equipment: Premises and equipment are recorded at cost. Depreciation is determined by the straight-line method.

     Venture Capital Investments: Venture capital investments held by Irwin Ventures, Inc. are carried at market value with changes in market value recognized in other income. The investment committee of Irvin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospectus. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

     Earnings Per Share: In 1997, the Corporation adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS No. 128). Under this standard, earnings per share are calculated as "basic" and "diluted" based on the weighted average number of common shares outstanding during the year.

     Income Taxes: A consolidated tax return is filed for all eligible entities. Deferred income taxes are computed using the liability method which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements. Rehabilitation tax credits and low-income housing tax credits are recorded as a reduction to the provision for federal income taxes in the year the eligible buildings are placed in service.

     Cash and Cash Equivalents Defined: For purposes of the statement of cash flows, the Corporation considers cash and due from banks to be cash equivalents.

     Reclassifications: Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform to the 1999 presentation.

NOTE 2 -- RESTRICTIONS ON CASH AND INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS

     Irwin Union Bank and Trust Company is required to maintain a reserve balance with the Federal Reserve Bank. The amount of the reserve balance at December 31, 1999 was $8.1 million. Additionally, the Corporation is required to maintain reserve funds in connection with its loan securitization activities. Included in interest-bearing deposits with financial institutions at December 31, 1999 is $672 thousand of these reserve funds.

NOTE 3 -- INVESTMENT SECURITIES

     The amortized cost, fair value, and carrying value of investments held at December 31, 1999 are as follows:

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED     FAIR      CARRYING
                                                   COST         GAINS         LOSSES       VALUE      VALUE
                                                 ---------    ----------    ----------     -----     --------
                                                                        (IN THOUSANDS)
Held-to-Maturity:
U.S. Treasury and Government Obligations.....     $21,238        $ 2          $  --       $21,240    $21,238
Obligations of states and political
  subdivisions...............................       4,706          7            (74)        4,639      4,706
Mortgage-backed securities...................       2,981         21             --         3,002      2,981
                                                  -------        ---          -----       -------    -------
     Total held-to-maturity..................      28,925         30            (74)       28,881     28,925
                                                  -------        ---          -----       -------    -------
Available-for-Sale:
U.S. Treasury and Government Obligations.....       4,988         --            (54)        4,934      4,934
Mortgage-backed securities...................       3,133         --            (63)        3,070      3,070
Other........................................         579         --             --           579        579
                                                  -------        ---          -----       -------    -------
     Total available-for-sale................       8,700         --           (117)        8,583      8,583
                                                  -------        ---          -----       -------    -------
     Total investments.......................     $37,625        $30          $(191)      $37,464    $37,508
                                                  =======        ===          =====       =======    =======

     The amortized cost, fair value, and carrying value of investments held at December 31, 1998 are as follows:

                                                                GROSS         GROSS
                                                 AMORTIZED    UNREALIZED    UNREALIZED     FAIR      CARRYING
                                                   COST         GAINS         LOSSES       VALUE      VALUE
                                                 ---------    ----------    ----------     -----     --------
                                                                        (IN THOUSANDS)
Held-to-Maturity:
U.S. Treasury and Government Obligations.....     $32,158        $235          $--        $32,393    $32,158
Obligations of states and political
  subdivisions...............................       5,207         117           --          5,324      5,207
Mortgage-backed securities...................       4,424         130           --          4,554      4,424
                                                  -------        ----          ---        -------    -------
     Total held-to-maturity..................      41,789         482           --         42,271     41,789
                                                  -------        ----          ---        -------    -------
Available-for-Sale:
U.S. Treasury and Government Obligations.....       2,051          46           (1)         2,096      2,096
Mortgage-backed securities...................       4,074          57           --          4,131      4,131
Other........................................          --          39           --             39         39
                                                  -------        ----          ---        -------    -------
     Total available-for-sale................       6,125         142           (1)         6,266      6,266
                                                  -------        ----          ---        -------    -------
     Total investments.......................     $47,914        $624          $(1)       $48,537    $48,055
                                                  =======        ====          ===        =======    =======

     The amortized cost and estimated value of debt securities at December 31, 1999, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                AMORTIZED     FAIR
                                                                  COST        VALUE
                                                                ---------     -----
                                                                   (IN THOUSANDS)
Held-to-Maturity:
  Due in one year or less...................................     $   100     $   100
  Due after one year through five years.....................       3,750       3,754
  Due after five years through ten years....................       1,060       1,044
  Due after ten years.......................................      21,034      20,981
                                                                 -------     -------
                                                                  25,944      25,879
Mortgage-backed securities..................................       2,981       3,002
                                                                 -------     -------
                                                                  28,925      28,881
                                                                 -------     -------
Available-for-Sale:
  Due in one year or less...................................         579         579
  Due after one year through five years.....................       4,988       4,934
                                                                 -------     -------
                                                                   5,567       5,513
Mortgage-backed securities..................................       3,133       3,070
                                                                 -------     -------
                                                                   8,700       8,583
                                                                 -------     -------
     Total investments......................................     $37,625     $37,464
                                                                 =======     =======

     Investment securities amounting to $9.6 million were pledged as collateral for borrowings and for other purposes on December 31, 1999. During 1999, 1998, and 1997, sales of "available for sale" investments with proceeds of $3.1 million, $6.0 million, and $26.3 million resulted in a gross loss of $1.2 thousand, and gross gains of $58.9 thousand and $56.1 thousand, respectively. Additionally in 1999, 1998, and 1997, "held-to-maturity" investments totaling $1.8 million, $2.8 million and $7.0 million, respectively, were called. Calls in 1999 and 1997 were at par. Calls in 1998 resulted in a gross gain of $54.3 thousand.

NOTE 4 -- LOANS AND LEASES

     Loans and leases are summarized as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Commercial, financial, and agricultural.....................    $443,985    $278,834
Real estate construction....................................     121,803      97,253
Real estate mortgage........................................     115,265     123,980
Consumer....................................................      48,936      51,730
Direct financing leases.....................................       3,890       6,375
Unearned income.............................................        (455)     (1,181)
                                                                --------    --------
     Total..................................................    $733,424    $556,991
                                                                ========    ========

     Commercial loans are extended primarily to local regional businesses and to local farming operations in the market area of Irwin Union Bank. The Corporation also provides consumer loans to the customers in that market. Real estate loans and direct financing leases are extended throughout the United States.

     The Bank, in the normal course of business, makes loans to directors, officers, and organizations and individuals with which they are associated. Such loans amounted to approximately $2.2 million and $1.7 million at December 31, 1999 and 1998, respectively. During 1999, $1.6 million of new loans were made and repayments totaled $1.1 million.

NOTE 5 -- ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are summarized below:

                                                                        DECEMBER 31,
                                                                -----------------------------
                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Balance at beginning of year................................    $ 9,888    $ 8,812    $ 6,875
Provision for loan and lease losses.........................      4,443      5,995      6,238
Reduction due to sale of loans and leases...................     (3,126)    (2,976)    (1,694)
Reduction due to reclassification of loans..................       (922)        --         --
Recoveries..................................................        503        559        538
Charge-offs.................................................     (2,231)    (2,502)    (3,145)
                                                                -------    -------    -------
Balance at end of year......................................    $ 8,555    $ 9,888    $ 8,812
                                                                =======    =======    =======

     At December 31, 1999, 1998, and 1997, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118 totaled $0.9 million, $1.6 million, and $2.7 million, respectively. These loans had a corresponding valuation allowance of $204 thousand, $493 thousand, and $726 thousand, respectively, based on the fair value of the loans' collateral. The Corporation recognized $38 thousand, $103 thousand, and $155 thousand of interest income on these loans in 1999, 1998, and 1997, respectively.

NOTE 6 -- SERVICING ASSETS

     Included on the consolidated balance sheet at December 31, 1999 and 1998 are $138.5 million and $117.1 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets.

Mortgage Servicing Asset:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Beginning Balance...........................................    $117,129    $ 83,044
Additions...................................................      84,653     165,910
Amortization and impairment.................................     (15,702)    (36,498)
Reduction for servicing sales...............................     (45,580)    (95,327)
                                                                --------    --------
                                                                $138,500    $117,129
                                                                ========    ========

     The Corporation has established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

                                                                       DECEMBER 31,
                                                                ---------------------------
                                                                  1999       1998      1997
                                                                  ----       ----      ----
                                                                      (IN THOUSANDS)
Balance at beginning of year................................    $ 11,720    $   600    $ --
Provision...................................................     (11,319)    11,120     600
Reductions due to sales of servicing........................          --         --      --
                                                                --------    -------    ----
Balance at end of year......................................    $    401    $11,720    $600
                                                                ========    =======    ====

     Included in the servicing assets are $132.6 million and $113.1 million of servicing assets related to the mortgage bank at December 31, 1999 and 1998, respectively. The servicing assets at the mortgage bank had a fair value of $180.5 million and $117.6 million at December 31, 1999 and 1998, respectively. The mortgage bank's servicing portfolio balance and interest rate stratification are as follows:

Servicing Portfolio

                                                                1999     1998     1997
                                                                -----    -----    -----
                                                                     (IN BILLIONS)
Beginning Portfolio.........................................    $11.2    $10.7    $10.8
Add:
  Originated Servicing Rights...............................      2.3      3.2      2.0
  Purchased Servicing Rights................................      3.6      5.7      3.4
Deduct:
  Sale of Servicing Rights..................................     (4.7)    (4.9)    (3.9)
  Run-off*..................................................     (1.9)    (3.5)    (1.6)
                                                                -----    -----    -----
Ending Portfolio............................................    $10.5    $11.2    $10.7
                                                                =====    =====    =====

Servicing Portfolio by Interest Rate

                                                                1999     1998     1997
                                                                -----    -----    ----
  Less than 7%..............................................    14.9%    15.1%    8.4%
  7.00 -- 7.99%.............................................     53.3     52.7    42.5
  8.00 -- 8.99%.............................................     29.9     27.6    42.6
     9% or greater..........................................      1.9      4.6     6.5
                                                                -----    -----    ----
       Total................................................     100%     100%    100%
                                                                =====    =====    ====

NOTE 7 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                           DECEMBER 31,
                                                                ----------------------------------
                                                                                          USEFUL
                                                                  1999        1998        LIVES
                                                                  ----        ----        ------
                                                                          (IN THOUSANDS)
Land........................................................    $  1,734    $  1,734           n/a
Building and leasehold improvements.........................      15,063      13,231    7-40 years
Furniture and equipment.....................................      33,297      29,693    3-10 years
                                                                --------    --------
                                                                  50,094      44,658
Less accumulated depreciation...............................     (26,726)    (23,276)
                                                                --------    --------
     Total..................................................    $ 23,368    $ 21,382
                                                                ========    ========

NOTE 8 -- LEASE OBLIGATIONS

     At December 31, 1999, the Corporation and its subsidiaries leased certain branch locations and office equipment used in its operations.

     Operating lease rental expense was $16.5 million in 1999, $13.7 million in 1998, and $11.2 million in 1997.

     The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                                 ------------
                                                                (IN THOUSANDS)
2000........................................................       $11,963
2001........................................................         9,149
2002........................................................         4,559
2003........................................................         1,389
2004........................................................           658
Thereafter..................................................           432
                                                                   -------
Total minimum rental payments...............................       $28,150
                                                                   =======

NOTE 9 -- SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Repurchase agreements & drafts payable related to mortgage
  loan closings.............................................    $ 46,796    $172,126
Commercial paper............................................      21,894      26,617
Federal funds and Federal Home Loan Bank borrowings.........     173,000     266,000
Lines of Credit.............................................     231,413     180,118
                                                                --------    --------
                                                                $473,103    $644,861
                                                                ========    ========
Weighted average interest rate..............................        5.45%       5.34%

     Repurchase agreements at December 31, 1999 and 1998, include $0.7 million and $29.8 million in mortgages sold under agreements to repurchase which are used to fund mortgages prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

     Drafts payable related to mortgage loan closings totaled $46.1 million and $142.3 million at December 31, 1999 and 1998. These borrowings are related to mortgage closings at the end of December which have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     Commercial paper includes $15.6 million and $18.8 million at December 31, 1999 and 1998, respectively, payable to a company owned by a significant shareholder and director of the Corporation.

     The Corporation also has lines of credit available of $217 million to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 4.8% to 7.5%.

NOTE 10 -- LONG-TERM DEBT

     Long-term debt at December 31, 1999 consists of two notes payable. The first note, scheduled to mature in 2000 allows the Corporation to borrow up to $10 million with a variable interest rate tied to LIBOR (average of 7.7% in 1999). The second note is for $29.6 million with an interest rate of 7.58% that will mature on July 7, 2014.

     Long-term debt at December 31, 1998 consisted of a note payable with a variable interest rate averaging 7.94% and maturing on July 1, 2002.

     Maturities of long-term debt as of December 31, 1999, are as follows:

                                                                (IN THOUSANDS)
2000........................................................       $ 2,194
2001........................................................         1,971
2002........................................................         1,971
2003........................................................         1,971
after.......................................................        21,677
                                                                   -------
     Total..................................................       $29,784
                                                                   =======

NOTE 11 -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

     As of December 31, 1999, Irwin Mortgage Corporation (IMC) was a defendant in class action lawsuits relating to the following: IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers. At present, it is not possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential exposure with respect to this litigation.

     As of December 31, 1998, Irwin Leasing Corporation (ILC) and Irwin Financial Corporation were defendants in a class action lawsuit alleging misrepresentations by a manufacturer of certain equipment financed by ILC. The parties agreed to settle this matter in January, 2000 and the court issued an order of dismissal in February, 2000.

NOTE 12 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Corporation is party to certain financial instruments with off-balance sheet risk in the normal course of business to meet the financial needs of its customers and to reduce its own exposure to fluctuations in interest rates. These financial instruments include loan commitments, standby letters of credit, and forward commitments relating to mortgage banking activities. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized in the consolidated balance sheet.

     The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The collateral pledged for standby letters of credit and commitments varies but may include accounts receivable, inventory, property, plant, and equipment, and residential real estate. Total outstanding commitments to extend credit at December 31, 1999, were $266.2 million. These loan commitments include $172.8 million of floating rate loan commitments and $93.4 million of fixed rate loan commitments related to commercial and mortgage banking activities. The Corporation had approximately $13.6 million and $14.2 million in irrevocable standby letters of credit outstanding at December 31, 1999 and 1998, respectively.

     Forward commitments are used in mortgage banking activities to offset the interest rate risk associated with mortgage loan commitments and loans held for sale. The contract amount for forward contracts does not represent exposure to credit loss. Forward commitments related to mortgage banking activities were $255.3 million and $810.5 million at December 31, 1999 and 1998, respectively.

     Derivative instruments are used periodically to offset changes in the value of servicing assets against the effects of increased prepayment activity that generally results from declining interest rates. To the extent that interest rates increase, the value of servicing assets increases while the value of these instruments declines. The Corporations's servicing asset derivative instruments all had expired as of December 31, 1999.

     Derivative instruments are also used to offset changes in the value of interest-only strips. Interest rate caps are used when interest is received on fixed rate securitized loans and the resulting security pays interest at a variable rate. As interest rates change, the values of the interest-only strips and interest rate caps move in opposite directions. At December 31, 1999, the carrying value of the interest rate caps was $1.2 million and the notional amount was $50.0 million.

NOTE 13 -- REGULATORY MATTERS

     The Corporation and its bank subsidiary, Irwin Union Bank (IUB), are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines, the Corporation and IUB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's and IUB's capital amounts and classification are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation and IUB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and IUB met all capital adequacy requirements to which they are subject.

     As of December 31, 1999, the Corporation and IUB were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation and IUB must significantly exceed minimum total risk-based, Tier I risk-based, and Tier I capital to average assets ratios. There have been no conditions or events that management believes have changed this category.

     The Corporation's and IUB's actual capital amounts and ratios are presented in the following table:

                                                                    ADEQUATELY
                                                 ACTUAL             CAPITALIZED       WELL CAPITALIZED
                                            -----------------    -----------------    -----------------
                                             AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                             ------     -----     ------     -----     ------     -----
                                                                  (IN THOUSANDS)
As of December 31, 1999:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation...........    $246,183    13.5%    $145,891     8.0%    $182,363    10.0%
  Irwin Union Bank......................     144,305    10.0      115,295     8.0      144,119    10.0
Tier I Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation...........     207,627    11.4       72,945     4.0      109,418     6.0
  Irwin Union Bank......................     136,864     9.5       57,647     4.0       86,471     6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation...........     207,627    12.8       65,046     4.0       81,307     5.0
  Irwin Union Bank......................     136,864    11.0       50,349     4.0       62,936     5.0
As of December 31, 1998:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation...........    $203,311    12.3%    $132,742     8.0%    $165,927    10.0%
  Irwin Union Bank......................     111,935    10.1       88,712     8.0      110,890    10.0
Tier I Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation...........     191,806    11.6       66,371     4.0       99,556     6.0
  Irwin Union Bank......................     105,215     9.5       44,356     4.0       66,534     6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation...........     191,806    10.5       73,032     4.0       91,290     5.0
  Irwin Union Bank......................     105,215     7.9       53,162     4.0       66,452     5.0
As of December 31, 1997:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation...........    $185,536    14.9%    $ 99,951     8.0%    $124,939    10.0%
  Irwin Union Bank......................      72,150    10.3       55,949     8.0       69,936    10.0
Tier I Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation...........     169,366    13.6       49,975     4.0       74,963     6.0
  Irwin Union Bank......................      65,549     9.4       27,974     4.0       41,961     6.0
Tier I Capital (to Average Assets)
  Irwin Financial Corporation...........     169,366    12.1       56,192     4.0       70,240     5.0
  Irwin Union Bank......................      65,549     7.3       36,088     4.0       45,110     5.0

NOTE 14 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments:

     Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

     Interest-bearing deposits with financial institutions, loans, servicing assets, deposit liabilities, short-term borrowings, long-term debt, and company-obligated mandatorily redeemable preferred securities of subsidiary trust: The fair values were estimated using discounted cash flow analyses, using interest rates currently being offered for like assets with similar terms, to borrowers with similar credit quality, and for the same remaining maturities.

     Trading assets: The carrying amounts reported in the balance sheet for trading assets approximate those assets' fair values.

     Investment securities: Fair values for investment securities were based on quoted market prices when available. For securities which had no quoted market prices, fair values were estimated by discounting future cash flows using current rates on similar securities.

     Loans held for sale: Fair values for loans held for sale are based on current market prices for loans with similar terms to borrowers with similar credit quality.

     Forward contract commitments: The unrealized gains and losses of forward contract commitments is based on the difference between the settlement values of those commitments and the quoted market values of the underlying securities.

     The estimated fair values of the Corporation's financial instruments at December 31, are as follows:

                                                                1999                       1998
                                                       ----------------------    ------------------------
                                                       CARRYING    ESTIMATED      CARRYING     ESTIMATED
                                                        AMOUNT     FAIR VALUE      AMOUNT      FAIR VALUE
                                                       --------    ----------     --------     ----------
                                                                         (IN THOUSANDS)
Financial assets:
  Cash and cash equivalents........................    $ 47,215     $ 47,215     $   77,522     $ 77,522
  Interest-bearing deposits with financial
     institutions..................................      26,785       26,764         18,441       18,495
  Trading assets...................................      59,025       59,025         32,148       32,148
  Investment securities............................      37,508       37,464         48,055       48,537
  Loans held for sale..............................     508,997      522,033        936,788      959,300
  Loans, net of unearned discount..................     729,534      771,948        556,991      601,338
  Servicing assets.................................     138,500      186,311        117,129      121,610
Financial liabilities:
  Deposits.........................................     870,318      710,762      1,009,211      997,776
  Short-term borrowings............................     473,103      473,785        644,861      636,890
  Long-term debt...................................      29,784       28,112          2,839        2,993
  Company-obligated mandatorily redeemable
     preferred securities of subsidiary trust......      50,000       48,389         50,000       57,757
  Forward contract commitments.....................          --          860             --         (551)

     The fair value estimates consider relevant market information when available. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are determined based on present value of estimated cash flows and consider various factors, including current economic conditions and risk characteristics of certain financial instruments. Changes in factors, or the weight assumed for the various factors, could significantly affect the estimated values.

     The fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of the Corporation's long-term relationships with depositors and the benefit that results from the low cost funding provided by deposit liabilities. In addition, significant assets which were not considered financial instruments and were therefore not a part of the fair value estimates include lease receivables, and premises and equipment.

NOTE 15 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
           SUBSIDIARY TRUST

     In January 1997, the Corporation issued $50.0 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

     The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.5 million, an interest rate of 9.25%, and an initial maturity of 30 years with a 19-year extension option.

NOTE 16 -- SHAREHOLDERS' EQUITY

     The board of directors of the Corporation approved a two-for-one stock split May 27, 1998. Previously reported shares and per share data have been changed to reflect these splits.

     The Corporation has a stock plan to compensate Directors of the Corporation with the Corporation's common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of the Corporation's common stock. The Corporation also has an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

     The Corporation has three stock option plans (established in 1997, 1992, and 1986) which provide for the issuance of 4,280,000 shares of non-qualified and incentive stock options. The exercise price of each option, which has a ten-year life and a vesting period of four years beginning the year granted, is equal to the market price of the Corporation's stock on the grant date. Vested outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share.

     Activity in the above plans for 1999, 1998, and 1997 is summarized as follows (adjusted for the two-for-one stock split on May 27, 1998):

                                   1999                           1998                           1997
                       ----------------------------   ----------------------------   ----------------------------
                       NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
                        SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                       ---------   ----------------   ---------   ----------------   ---------   ----------------
Outstanding at the
  beginning of the
  year...............  1,257,050        $ 9.71        1,231,220        $ 7.40        1,246,600        $ 5.83
  Granted............    216,155         24.02          133,710         27.23          178,220         13.69
  Exercised..........   (137,600)         4.19         (103,880)         4.74         (187,400)         2.89
  Canceled...........     (7,715)        24.88           (4,000)        15.92           (6,200)         9.62
                       ---------                      ---------                      ---------
Outstanding at the
  end of the year....  1,327,890         12.50        1,257,050          9.71        1,231,220          7.40
                       =========                      =========                      =========
Exercisable at the
  end of the year....  1,045,650        $ 9.64        1,014,420        $ 7.48          948,506        $ 6.16
                       =========                      =========                      =========
Available for future
  grants.............  1,382,934                      1,560,878                      1,694,588
                       =========                      =========                      =========

     The Corporation has not recognized compensation cost for the three non-qualified and incentive stock option plans or the Employee Stock Purchase Plan. Had Compensation cost been determined based on the fair value at the grant dates, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                         1999         1998         1997
                                                                         ----         ----         ----
                                                                         (IN THOUSANDS, EXCEPT PER SHARE
                                                                                    AMOUNTS)
Net income                          As reported.......................  $33,156      $30,503      $24,444
                                    Pro forma.........................   32,176       29,746       23,913
Basic earnings per share            As reported.......................     1.54         1.40         1.10
                                    Pro forma.........................     1.49         1.37         1.07
Diluted earnings                    As reported.......................     1.51         1.38         1.08
  per share                         Pro forma.........................     1.49         1.34         1.06

     The fair value of each option was estimated to be $10.97, $12.25, and $6.35 on the date of the grant using the binomial option-pricing model with the following assumptions for 1999, 1998, and 1997, respectively: risk free interest rates of 5.20%, 5.85%, and 6.89%; dividend yield of 0.83% for 1999 and 1.00% for 1998 and 1997; and volatility of .287 for 1999 and .250 for 1998 and 1997. As of December 31, 1999, 1,327,890 options were outstanding under these plans with exercise prices that range between $1.26 and $28.56 and a remaining weighted-average contractual life of 6.00 years.

NOTE 17 -- EARNINGS PER SHARE

     Earnings per share calculations are summarized as follow:

                                                         BASIC EARNINGS      EFFECT OF      DILUTED EARNINGS
                                                           PER SHARE       STOCK OPTIONS       PER SHARE
                                                         --------------    -------------    ----------------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
1999
  Net income.........................................       $33,156           $   --            $33,156
  Shares.............................................        21,530              356             21,886
                                                            -------           ------            -------
  Per-Share Amount...................................       $  1.54           $(0.03)           $  1.51
                                                            =======           ======            =======
1998
  Net income.........................................       $30,503           $   --            $30,503
  Shares.............................................        21,732              407             22,139
                                                            -------           ------            -------
  Per-Share Amount...................................       $  1.40           $(0.02)           $  1.38
                                                            =======           ======            =======
1997
  Net income.........................................       $24,444           $   --            $24,444
  Shares.............................................        22,326              396             22,722
                                                            -------           ------            -------
  Per-Share Amount...................................       $  1.10           $(0.02)           $  1.08
                                                            =======           ======            =======

     The Board of Directors of the Corporation approved a two-for-one stock split effective May 27, 1998. Previously reported per share data have been adjusted to reflect these splits.

NOTE 18 -- INCOME TAXES

     Income tax expense is summarized as follows:

                                                        1999       1998       1997
                                                        ----       ----       ----
                                                              (IN THOUSANDS)
Current:
  Federal..........................................    $ 3,251    $ 6,963    $ 8,086
  State............................................        687      2,048      2,268
                                                       -------    -------    -------
                                                         3,938      9,011     10,354
                                                       -------    -------    -------
Deferred:
  Federal..........................................     14,580      9,256      6,162
  State............................................        963      2,087      1,218
                                                       -------    -------    -------
                                                        15,543     11,343      7,380
                                                       -------    -------    -------
Income tax expense:
  Federal..........................................     17,831     16,219     14,248
  State............................................      1,650      4,135      3,486
                                                       -------    -------    -------
                                                       $19,481    $20,354    $17,734
                                                       =======    =======    =======

     The Corporation's net deferred tax liability, which is included in other liabilities on the consolidated balance sheet, consisted of the following:

                                                                 DECEMBER 31,
                                                             --------------------
                                                               1999        1998
                                                               ----        ----
                                                                (IN THOUSANDS)
Mortgage servicing.......................................    $(52,464)   $(45,059)
Deferred securitization income...........................      (9,992)     (5,357)
Loan and lease loss reserve..............................       6,555       7,676
Deferred origination fees and costs......................      (1,731)     (3,488)
Deferred compensation....................................       4,069       3,556
Retirement benefits......................................       1,018         630
Fixed assets.............................................      (1,566)       (262)
Other, net...............................................         (61)        (28)
                                                             --------    --------
Net deferred tax liability...............................    $(54,172)   $(42,332)
                                                             ========    ========

     A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

                                                                 1999       1998       1997
                                                                 ----       ----       ----
                                                                       (IN THOUSANDS)
Income taxes computed at the statutory rate.................    $18,423    $17,800    $14,762
Increase (decrease) resulting from:
  Nontaxable interest from investment securities and
     loans..................................................       (410)      (484)      (198)
  State franchise tax, net of federal benefit...............      2,121      2,810      2,330
  Change in deferred tax asset or liability resulting from
     tax rate change........................................     (1,055)        --        292
  Other items -- net........................................        402        228        548
                                                                -------    -------    -------
                                                                $19,481    $20,354    $17,734
                                                                =======    =======    =======

NOTE 19 -- EMPLOYEE RETIREMENT PLANS

     The Corporation has a defined benefit plan covering eligible employees of adopting subsidiaries. The benefits are based on years of service and the employees' compensation during their employment. Contribu-tions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Plan assets are primarily invested in corporate and U.S. bonds, mutual funds and cash equivalents. The mutual funds are invested primarily in common stocks and bonds.

     The following table sets forth amounts recognized in the Corporation's balance sheet:

                                                                 DECEMBER 31,
                                                                ---------------
                                                                 1999      1998
                                                                 ----      ----
                                                                (IN THOUSANDS)
Funded status...............................................    $ 1,071    $ 31
Unrecognized prior service cost.............................        181     136
Unrecognized net actuarial loss (gain)......................     (1,380)    164
                                                                -------    ----
Prepaid (accrued) pension cost..............................    $  (128)   $331
                                                                =======    ====
Weighted average assumptions:
  Discount rate.............................................       7.75%   6.75%
  Return on plan assets.....................................       9.00%   9.00%
  Rate of compensation increase.............................       4.50%   3.75%

     A reconciliation of the change in projected benefit obligation and plan assets is presented below:

                                                                 1999       1998
                                                                 ----       ----
                                                                  (IN THOUSANDS)
Benefit obligation at January 1,............................    $10,183    $ 9,046
Service cost................................................        627        568
Interest cost...............................................        713        622
Amendments..................................................         70         --
Actuarial loss (gain).......................................       (779)       192
Benefits paid...............................................       (283)      (245)
                                                                -------    -------
Benefit obligation at December 31,..........................    $10,531    $10,183
                                                                =======    =======
Fair value plan assets at January 1,........................    $10,214    $ 9,114
Return on plan assets.......................................      1,671      1,345
Benefits paid...............................................       (283)      (245)
                                                                -------    -------
Fair value plan assets at December 31,......................    $11,602    $10,214
                                                                =======    =======

     The net pension cost for 1999, 1998, and 1997 included the following components:

                                                                1999     1998     1997
                                                                ----     ----     ----
                                                                    (IN THOUSANDS)
Service cost................................................    $ 627    $ 568    $ 475
Interest cost...............................................      713      622      566
Return on plan assets.......................................     (906)    (863)    (745)
Amortization of transition obligation.......................       --       --      (83)
Amortization of prior service cost..........................       25       20       20
                                                                -----    -----    -----
Net pension cost............................................    $ 459    $ 347    $ 233
                                                                =====    =====    =====

     The Corporation has a supplemental employee retirement plan for certain members of executive management. Balances related to this plan included in other liabilities as of December 31, 1999 and 1998, are $1.8 million and $1.3 million, respectively.

NOTE 20 -- INDUSTRY SEGMENT INFORMATION

     The Corporation has three principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells, and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans. The Corporation's other segments include equipment leasing, venture capital, and the parent company.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 1999, 1998, and 1997:

                                          MORTGAGE    COMMERCIAL   HOME EQUITY
                                          BANKING      BANKING       LENDING      OTHER     CONSOLIDATED
                                          --------    ----------   -----------    -----     ------------
                                                                 (IN THOUSANDS)
1999
  Net interest income..................  $   28,411    $ 26,170     $ 11,725     $  1,070    $   67,376
  Intersegment interest................      (8,664)      2,944        7,127       (1,407)           --
  Other revenue........................     161,020      11,622       31,714         (287)      204,069
  Intersegment revenues................          --         175           --         (175)           --
                                         ----------    --------     --------     --------    ----------
       Total net revenues..............     180,767      40,911       50,566         (799)      271,445
  Other expense........................     142,439      27,814       34,672        9,186       214,111
  Intersegment expenses................       2,476       1,266          885       (4,627)           --
                                         ----------    --------     --------     --------    ----------
       Net income before taxes.........      35,852      11,831       15,009       (5,358)       57,334
  Income taxes.........................      12,789       4,486        2,403         (197)       19,481
                                         ----------    --------     --------     --------    ----------
       Net income......................      23,063       7,345       12,606       (5,161)       37,853
  Distribution on Preferred
     Securities........................          --          --           --        4,697         4,697
                                         ----------    --------     --------     --------    ----------
       Net income available to
          shareholders.................  $   23,063    $  7,345     $ 12,606     $ (9,858)   $   33,156
                                         ==========    ========     ========     ========    ==========
  Assets at December 31,...............  $  549,966    $789,560     $339,640     $  1,681    $1,680,847
                                         ==========    ========     ========     ========    ==========
1998
  Net interest income..................  $   37,088    $ 13,797     $ (2,545)    $  9,563    $   57,903
  Intersegment interest................     (12,565)      9,482        7,527       (4,444)           --
  Other revenue........................     182,485      11,557       17,704        1,870       213,616
  Gain on sale of leases...............          --          --           --        5,241         5,241
  Intersegment revenues................         230         155        1,255       (1,640)           --
                                         ----------    --------     --------     --------    ----------
       Total net revenues..............     207,238      34,991       23,941       10,590       276,760
  Other expense........................     157,382      22,314       27,164       14,346       221,206
  Intersegment expenses................       1,810       2,201        3,445       (7,456)           --
                                         ----------    --------     --------     --------    ----------
       Net income before taxes.........      48,046      10,476       (6,668)       3,700        55,554
  Income taxes.........................      19,193       3,967           --       (2,806)       20,354
                                         ----------    --------     --------     --------    ----------
       Net income......................      28,853       6,509       (6,668)       6,506        35,200
  Distribution on Preferred
     Securities........................          --          --           --        4,697         4,697
                                         ----------    --------     --------     --------    ----------
       Net income available to
          shareholders.................  $   28,853    $  6,509     $ (6,668)    $  1,809    $   30,503
                                         ==========    ========     ========     ========    ==========
  Assets at December 31,...............  $1,020,249    $607,992     $311,974     $ (5,964)   $1,946,179
                                         ==========    ========     ========     ========    ==========
1997
  Net interest income..................  $   19,325    $ 19,678     $  7,379     $  2,239    $   48,621
  Intersegment interest................      (3,131)        116       (1,654)       4,669            --
  Other revenue........................     131,412       8,898       16,052          486       156,848
  Intersegment revenues................          51         358           --         (409)           --
                                         ----------    --------     --------     --------    ----------
       Total Net revenues..............     147,657      29,050       21,777        6,985       205,469
  Other expense........................     109,762      19,496       20,038        9,522       158,818
  Intersegment expenses................       1,605         698           29       (2,332)           --
                                         ----------    --------     --------     --------    ----------
       Net income before taxes.........      36,290       8,856        1,710         (205)       46,651
  Income taxes.........................      14,990       3,269           --         (525)       17,734
                                         ----------    --------     --------     --------    ----------
       Net income......................      21,300       5,587        1,710          320        28,917
  Distribution on Preferred
     Securities........................          --          --           --        4,473         4,473
                                         ----------    --------     --------     --------    ----------
       Net income available to
          shareholders.................  $   21,300    $  5,587     $  1,710     $ (4,153)   $   24,444
                                         ==========    ========     ========     ========    ==========
  Assets at December 31,...............  $  792,007    $539,233     $165,242     $    312    $1,496,794
                                         ==========    ========     ========     ========    ==========

NOTE 21 -- IRWIN FINANCIAL CORPORATION (PARENT ONLY) FINANCIAL INFORMATION

     The condensed financial statements of the parent company as of December 31, 1999 and 1998, and for the three years ended December 31, 1999 are presented below:

CONDENSED BALANCE SHEET

                                                                    DECEMBER 31,
                                                                --------------------
                                                                  1999        1998
                                                                  ----        ----
                                                                   (IN THOUSANDS)
Assets:
  Cash and short-term investments...........................    $    643    $    799
  Investment in bank subsidiary.............................     137,816     105,807
  Investments in non-bank subsidiaries......................      91,357      81,308
  Loans to non-bank subsidiaries............................      85,523      60,221
  Other assets..............................................      11,978      16,305
                                                                --------    --------
                                                                $327,317    $264,440
                                                                ========    ========
Liabilities:
  Short-term borrowings.....................................    $ 80,744    $ 66,967
  Long-term debt............................................      79,179      49,545
  Other liabilities.........................................       8,098       2,695
                                                                --------    --------
                                                                 168,021     119,207
                                                                --------    --------
Shareholders' equity:
  Common stock..............................................      29,965      29,965
  Other shareholders' equity................................     129,331     115,268
                                                                --------    --------
                                                                 159,296     145,233
                                                                --------    --------
                                                                $327,317    $264,440
                                                                ========    ========

CONDENSED STATEMENT OF INCOME

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  1999        1998       1997
                                                                  ----        ----       ----
                                                                        (IN THOUSANDS)
Income
  Cash dividends from non-bank subsidiaries.................    $ 15,500    $ 18,331    $10,062
  Cash dividends from bank subsidiary.......................      14,147       1,000      4,750
  Interest income...........................................       4,800       5,348      5,666
  Other.....................................................       3,200       3,002      2,219
                                                                --------    --------    -------
                                                                  37,647      27,681     22,697
                                                                --------    --------    -------
Expenses
  Interest expense..........................................       9,819       7,825      7,210
  Salaries and benefits.....................................       5,398       4,548      4,009
  Other.....................................................       2,744       2,056      1,799
                                                                --------    --------    -------
                                                                  17,961      14,429     13,018
                                                                --------    --------    -------
Income before income taxes and equity in undistributed
  income of subsidiaries....................................      19,686      13,252      9,679
Income taxes (credits), less amounts charged to
  subsidiaries..............................................     (10,482)    (14,079)    (2,590)
                                                                --------    --------    -------
                                                                  30,168      27,331     12,269
Equity in undistributed income of subsidiaries..............       2,988       3,172     12,175
                                                                --------    --------    -------
Net income..................................................    $ 33,156    $ 30,503    $24,444
                                                                ========    ========    =======

CONDENSED STATEMENT OF CASH FLOWS

                                                                FOR THE YEAR ENDED DECEMBER 31,
                                                                --------------------------------
                                                                  1999        1998        1997
                                                                  ----        ----        ----
                                                                         (IN THOUSANDS)
  Net income................................................    $ 33,156    $ 30,503    $ 24,444
Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in undistributed income of subsidiaries............      (2,988)     (3,172)    (12,175)
  Depreciation and amortization.............................         408         209         160
  Increase (decrease) in taxes payable......................       4,695     (17,244)      1,046
  (Decrease) increase in interest receivable................        (159)        217        (314)
  Increase (decrease) in interest payable...................         763          (4)        146
  Net change in other assets and other liabilities..........       4,322       1,529      (2,321)
                                                                --------    --------    --------
       Net cash provided by operating activities............      40,197      12,038      10,986
                                                                --------    --------    --------
Lending and investing activities:
  Net decrease (increase) in loans to subsidiaries..........     (25,302)     37,467     (51,571)
  Investments in subsidiaries...............................     (39,122)    (48,550)     (5,858)
  Net additions of premises and equipment...................         286      (1,381)        (42)
                                                                --------    --------    --------
       Net cash used by lending and investing activities....     (64,138)    (12,464)    (57,471)
                                                                --------    --------    --------
Financing activities:
  Net increase in borrowings................................      13,778      14,791      11,001
  Proceeds from long-term debt..............................      30,000          --      51,546
  Purchase of treasury stock................................     (18,314)    (12,593)    (14,411)
  Proceeds from sale of stock for employee benefit plans....       2,608       1,756       1,588
  Dividends paid............................................      (4,287)     (3,473)     (3,114)
                                                                --------    --------    --------
       Net cash provided by financing activities............      23,785         481      46,610
                                                                --------    --------    --------
  Net increase in cash and cash equivalents.................        (156)         55         125
  Cash and cash equivalents at beginning of year............         799         744         619
                                                                --------    --------    --------
  Cash and cash equivalents at end of year..................    $    643    $    799    $    744
                                                                ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
     Interest...............................................    $  9,056    $  7,503    $  7,064
                                                                ========    ========    ========
     Income taxes...........................................    $ 14,328    $ 18,947    $  9,912
                                                                ========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the audits of the Corporation for the two most recent fiscal years ended December 31, 1999, the Corporation has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information contained in the proxy statement of the Corporation for the 2000 Annual Meeting of Shareholders under the caption "Election of Directors" on pages 4 through 7, inclusive, is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained in the proxy statement of the Corporation for the 2000 Annual Meeting of Shareholders under the captions "Election of Directors -- Outside Director Compensation," "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" on pages 9 through 19, inclusive, is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the proxy statement of the Corporation for the 2000 Annual Meeting of Shareholders under the captions "Voting Securities and Principal Holders" and "Security Ownership of Management" on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the proxy statement of the Corporation for the 2000 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 20 and 21, inclusive, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                            PAGE
                                                                             NO.
                                                                            -----
                                                                            FORM
                                                                            10-K
A.                DOCUMENTS FILED AS A PART OF THIS REPORT:                 ----
     1.     Financial Statements
            A. Irwin Financial Corporation and Subsidiaries
            Report of PricewaterhouseCoopers LLP Independent
              Accountants...............................................       39
            Consolidated Balance Sheet as of December 31, 1999, and
              1998......................................................       40
            Consolidated Statement of Income for the years ended
              December 31, 1999, 1998, and 1997.........................       41
            Consolidated Statement of Changes in Shareholders' Equity
              for the years ended December 31, 1999, 1998, and 1997.....       42
            Consolidated Statement of Cash Flows for the years ended
              December 31, 1999, 1998, and 1997.........................       43
            Notes to Consolidated Financial Statements..................    44-62

     2.     Financial Statement Schedules
            None

     Schedules are omitted because they are not required or the information is included in the Notes to Consolidated Financial Statements.

   3. Exhibits

      A. Exhibits to Form 10-K

                                                                                           SEQUENTIAL
NUMBER ASSIGNED IN                                                                      NUMBERING SYSTEM
  REGULATION S-K                                                                          PAGE NUMBER
     ITEM 601                            DESCRIPTION OF EXHIBIT                            OF EXHIBIT
------------------                       ----------------------                         ----------------
 (2)                          No exhibit.
 (3)(i)               3(a)    Articles of Amendment dated September 8, 1999 and
                              October 28, 1999. (Incorporated by reference to
                              Exhibit 3 to Form 10-Q Report for quarter ended
                              September 30, 1999. File No. 0-6835.)
                      3(b)    Articles of Amendment dated February 2, 2000.                     1
     (ii)             3(a)    Code of By-Laws as amended to date. (Incorporated by
                              reference to Exhibit 3(ii) 3(a) to Form 10-K Report
                              for year ended December 31, 1997, File No. 0-6835.)
 (4)                  4(a)    Specimen stock certificate. (Incorporated by reference
                              to Exhibit 4(a) to Form 10-K Report for year ended
                              December 31, 1994, File No. 0-6835.)

                                                                                           SEQUENTIAL
NUMBER ASSIGNED IN                                                                      NUMBERING SYSTEM
  REGULATION S-K                                                                          PAGE NUMBER
     ITEM 601                            DESCRIPTION OF EXHIBIT                            OF EXHIBIT
------------------                       ----------------------                         ----------------
                      4(b)    Certain instruments defining the rights of the holders
                              of long-term debt of the Corporation and certain of
                              its subsidiaries, none of which authorize a total
                              amount of indebtedness in excess of 10% of the total
                              assets of the Corporation and its subsidiaries on a
                              consolidated basis, have not been filed as Exhibits.
                              The Corporation hereby agrees to furnish a copy of any
                              of these agreements to the Commission upon request.
 (9)                          No exhibit.
(10)                 10(a)    Amended 1986 Stock Option Plan. (Incorporated by
                              reference to Exhibit 10(b) to Form 10-K Report for
                              year ended December 31, 1991, File No. 0-6835.)
                     10(b)    Amended and Restated Management Bonus Plan.
                              (Incorporated by reference to Exhibit 19(a) to Form
                              10-K Report for year ended December 31, 1986, File No.
                              0-6835.)
                     10(c)    Long-Term Management Performance Plan. (Incorporated
                              by reference to Exhibit 10(d) to Form 10-K Report for
                              year ended December 31, 1986, File No. 0-6835.)
                     10(d)    Long-Term Incentive Plan -- Summary of Terms.
                              (Incorporated by reference to Exhibit 10(e) to Form
                              10-K Report for year ended December 31, 1986, File No.
                              0-6835.)
                     10(e)    Irwin Financial Corporation Employees' Stock Purchase
                              Plan. (Incorporated by reference to Exhibit 10(f) to
                              Form 10-K Report for year ended December 31, 1991,
                              File No. 0-6835.)
                     10(f)    Employee Stock Purchase Plan II. (Incorporated by
                              reference to Exhibit 10(f) to Form 10-K Report for
                              year ended December 31, 1994, File No. 0-6835.)
                     10(g)    Amended Irwin Financial Corporation Outside Directors
                              Restricted Stock Compensation Plan. (Incorporated by
                              reference to Exhibit 10(g) to Form 10-K Report for
                              year ended December 31, 1991, File No. 0-6835.)
                     10(h)    Irwin Financial Corporation 1992 Stock Option Plan.
                              (Incorporated by reference to Exhibit 10(h) to Form
                              10-K report for year ended December 31, 1992, File No.
                              0-6835.)
                     10(i)    Amended Irwin Financial Corporation Outside Director
                              Restricted Stock Compensation Plan. (Incorporated by
                              reference to Exhibit 10(i) to Form 10-K report for
                              year ended December 31, 1995, File No. 0-6835.)
                     10(j)    Inland Mortgage Corporation Long-Term Incentive Plan.
                              (Incorporated by reference to Exhibit (10)(j) to Form
                              10-K report for year ended December 31, 1996, File No.
                              0-6835.)
                     10(k)    Irwin Financial Corporation 1997 Stock Option Plan.
                              (Incorporated by reference to Exhibit (10) to Form
                              10-Q report for quarter ended June 30, 1997, File No.
                              0-6835.)

                                                                                           SEQUENTIAL
NUMBER ASSIGNED IN                                                                      NUMBERING SYSTEM
  REGULATION S-K                                                                          PAGE NUMBER
     ITEM 601                            DESCRIPTION OF EXHIBIT                            OF EXHIBIT
------------------                       ----------------------                         ----------------
                     10(l)    Amendment to Irwin Financial Corporation 1997 Stock
                              Option Plan. (Incorporated by reference to Exhibit
                              (10) to Form 10-Q report for quarter ended June 30,
                              1997, File No. 0-6835.)
                     10(m)    Employee Stock Purchase Plan III. (Incorporated by
                              reference to Exhibit 10(a) to Form 10-Q report for
                              quarter ended June 30, 1999, File No. 0-6835.)
                     10(n)    1999 Outside Director Restricted Stock Compensation
                              Plan. (Incorporated by reference to Exhibit 10(b) to
                              Form 10-Q report for quarter ended June 30, 1999, File
                              No. 0-6835.)
(11)                 11(a)    Computation of Earnings Per Share.                              108
(12)                          No exhibit.
(13)                          No exhibit.
(16)                          No exhibit.
(18)                          No exhibit.
(21)                 21(a)    Subsidiaries of the Corporation.                                109
(22)                          No exhibit.
(23)                 23(a)    Consent of Independent Accountants.                             110
(24)                          No exhibit.
(27)                          Financial Data Schedule.                                        111
(99)                 99(a)    Annual Report on Form 11-K for the Irwin Financial
                              Corporation Employees' Savings Plan for the year
                              ending December 31, 1999.*
                     99(b)    Annual Report on Form 11-K for the Irwin Mortgage
                              Corporation Retirement and Profit Sharing Plan for the
                              year ending December 31, 1999.*

-------------------------
* To be filed by amendment pursuant to Rule 15d-21.

B. REPORTS ON FORM 8-K

     None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          IRWIN FINANCIAL CORPORATION

Date: March 21, 2000                                         By: /s/ WILLIAM I. MILLER
                                                ----------------------------------------------------
                                                                 William I. Miller,
                                                               Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

                      SIGNATURE                          CAPACITY WITH CORPORATION          DATE
                      ---------                          -------------------------          ----
                  /s/ SALLY A. DEAN                    Director                        March 21, 2000
-----------------------------------------------------
                    Sally A. Dean

                /s/ DAVID W. GOODRICH                  Director                        March 21, 2000
-----------------------------------------------------
                  David W. Goodrich

                 /s/ JOHN T. HACKETT                   Director                        March 21, 2000
-----------------------------------------------------
                   John T. Hackett

                /s/ WILLIAM H. KLING                   Director                        March 21, 2000
-----------------------------------------------------
                  William H. Kling

              /s/ BRENDA J. LAUDERBACK                 Director                        March 21, 2000
-----------------------------------------------------
                Brenda J. Lauderback

              /s/ JOHN C. MCGINTY, JR.                 Director                        March 21, 2000
-----------------------------------------------------
                John C. McGinty, Jr.

                  /s/ IRWIN MILLER                     Director                        March 21, 2000
-----------------------------------------------------
                    Irwin Miller

                /s/ WILLIAM I. MILLER                  Director, Chairman of the       March 21, 2000
-----------------------------------------------------    Board (Principal Executive
                  William I. Miller                      Officer)

                  /s/ JOHN A. NASH                     Director, Chairman of the       March 21, 2000
-----------------------------------------------------    Executive Committee
                    John A. Nash

                 /s/ LANCE R. ODDEN                    Director                        March 21, 2000
-----------------------------------------------------
                   Lance R. Odden

                /s/ THEODORE M. SOLSO                  Director                        March 21, 2000
-----------------------------------------------------
                  Theodore M. Solso

               /s/ GREGORY F. EHLINGER                 Senior Vice President           March 21, 2000
-----------------------------------------------------    (Principal Financial
                 Gregory F. Ehlinger                     Officer)

                /s/ JODY A. LITTRELL                   Vice President and Controller   March 21, 2000
-----------------------------------------------------    (Principal Accounting
                  Jody A. Littrell                       Officer)