Form 10-Q
period 2000-03-31
IRWIN FINANCIAL CORPORATION
filed 2000-05-12
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-6835

IRWIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

INDIANA 35-1286807

(State or other jurisdiction of (IRS Employer

incorporation or organization) Identification No.)

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

Yes No

As of April 30, 2000 there were outstanding 20,944,655 common shares, no par value, of the Registrant.

Part I

Item 1
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	March 31,	December 31,
Assets:	2000	1999

Cash and due from banks	$53,831	$47,215
Federal funds sold	5,000	0
Cash and cash equivalents	58,831	47,215
Interest-bearing deposits with financial institutions	28,840	26,785
Trading assets	71,674	59,025
Investment securities (Market value: $36,602 in 2000 and $37,464 in 1999) - Note 2	36,911	37,508
Loans held for sale - Note 3	541,402	508,997
Loans and leases, net of unearned income - Note 4	824,769	733,424
Less: Allowance for loan and lease losses - Note 5	(9,414)	(8,555)
	815,355	724,869
Servicing assets - Note 6	142,801	138,500
Accounts receivable	52,877	49,415
Accrued interest receivable	7,715	8,430
Premises and equipment	25,068	23,368
Other assets	58,733	56,735
	$1,840,207	$1,680,847
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$249,846	$218,402
Interest-bearing	473,154	411,400
Certificates of deposit over $100,000	283,703	240,516
	1,006,703	870,318
Short-term borrowings- Note 7	496,514	473,103
Long-term debt- Note 8	29,573	29,784
Other liabilities	94,072	100,275
Total liabilities	1,626,862	1,473,480

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust- Note 9	48,089	48,071

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; issued 96,336 shares as
of March 31, 2000 and none as of December 31, 2000	1,387	0

Common stock; no par value - authorized 40,000,000
shares; issued 23,402,080 shares as of March 31,
2000 and December 31, 1999; including 2,466,387
and 2,297,303 shares in treasury as of March
31, 2000 and December 31, 1999 respectively	29,965	29,965
Additional paid-in capital	4,387	4,250
Unrealized losses on investment securities	(112)	(70)
Retained earnings	178,324	171,101
	213,951	205,246
Less treasury stock, at cost	(48,695)	(45,950)
Total shareholders' equity	165,256	159,296
	$1,840,207	$1,680,847

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Three Months Ended
	March 31,
(In thousands, except for per share)	2000	1999
Interest income:
Loans and leases	$20,116	$11,666
Investment securities:
Taxable	929	996
Tax-exempt	63	72
Loans held for sale	12,132	17,967
Trading Account	2,484	1,286
Federal funds sold	46	(309)
Total interest income	35,770	31,678
Interest expense:
Deposits	8,460	5,665
Short-term borrowings	6,448	7,992
Long-term debt	583	100
Total interest expense	15,491	13,757
Net interest income	20,279	17,921
Provision for loan and lease losses - Note 5	1,136	1,201
Net interest income after provision for
loan and lease losses	19,143	16,720
Other income:
Loan origination fees	7,514	13,415
Gain from sales of loans	18,602	31,633
Loan servicing fees	15,121	15,431
Amortization and impairment of servicing assets	6,101	1,329
Net loan administration income	9,020	14,102
Gain on sale of mortgage servicing	252	2,352
Trading gains (losses)	3,389	(9,793)
Brokerage fees and commissions	535	352
Trust fees	482	577
Service charges on deposit accounts	440	402
Insurance commissions, fees and premiums	1,192	488
Other	8,712	1,125
	50,138	54,653
Other expense:
Salaries	25,955	28,600
Pension and other employee benefits	5,668	5,478
Office expense	3,269	3,371
Premises and equipment	6,057	5,667
Marketing and development	4,778	2,780
Other	8,209	9,219
	53,936	55,115
Income before income taxes	15,345	16,258
Provision for income taxes	5,689	6,112
	9,656	10,146
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust	1,174	1,174
Net income available to common shareholders	$8,482	$8,972

Earnings per share of common stock available to shareholders:
Basic - Note 10	$0.40	$0.41
Diluted - Note 10	$0.40	$0.41
Dividends per share of common stock	$0.06	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
(Unaudited)
			Unrealized
			Gains/Losses		Additional
		Retained	on Investment	Common	Paid in	Treasury	Preferred
	Total	Earnings	Securities	Stock	Capital	Stock	Stock
(In thousands)
Balance at January 1, 2000	$159,296	$171,101	($70)	$29,965	$4,250	($45,950)	$0
Comprehensive Income: Note 1
Net Income		8,482
Other Comprehensive Income			(42)
Total	8,440
Cash dividends	(1,259)	(1,259)
Purchase of treasury stock	(3,052)					(3,052)
Sales of treasury stock	444				137	307
Preferred stock issued	1,387						1,387
Balance March 31, 2000	$165,256	$178,324	($112)	$29,965	$4,387	($48,695)	$1,387

Balance at January 1, 1999	$145,233	$142,232	$85	$29,965	$2,595	($29,644)	$0
Comprehensive Income: Note 1
Net Income		8,972
Other Comprehensive Income			(41)
Total	8,931
Cash dividends	(1,085)	(1,085)
Sales of treasury stock	487				286	201
Balance March 31, 1999	$153,566	$150,119	$44	$29,965	$2,881	($29,443)	$0

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31,	2000	1999
(In thousands)
Net income	$8,482	$8,972
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation and amortization	2,098	1,439
Amortization and impairment of servicing assets	6,101	1,329
Provision for loan and lease losses	1,136	1,201
Amortization of premiums, less accretion of discounts	(29)	1,087
(Increase) decrease in loans held for sale	(32,405)	320,486
Gain on sale of mortgage servicing	(252)	(2,352)
Net increase in trading assets	(12,649)	(10,624)
Other, net	(11,714)	(7,120)
Net cash provided (used) by operating activities	(39,232)	314,418

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-Maturity	543	0
Available-for-Sale	15	0
Purchase of investment securities:
Held-to-Maturity	(1)	0
Available-for-Sale	0	0
Net (increase) decrease in interest-bearing
deposits with financial institutions	(2,055)	123
Net increase in loans, excluding sales	(98,875)	(193,325)
Sale of loans	7,253	178,567
Additions to mortgage servicing assets	(11,641)	(37,895)
Proceeds from sale of mortgage servicing assets	1,491	25,853
Other, net	(2,987)	(1,221)
Net cash used by lending and investing activities	(106,257)	(27,898)

Financing activities:
Net increase (decrease) in deposits	136,385	(59,895)
Net increase (decrease) in short-term borrowings	23,411	(245,486)
Repayments of long-term debt	(211)	(120)
Issuance of preferred stock	1,387	0
Purchase of treasury stock	(3,052)	0
Proceeds from sale of stock for employee benefit plans	444	487
Dividends paid	(1,259)	(1,085)
Net cash provided (used) by financing activities	157,105	(306,099)
Net increase (decrease) in cash and cash equivalents	11,616	(19,579)
Cash and cash equivalents at beginning of year	47,215	77,522
Cash and cash equivalents at end of year	$58,831	$57,943

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$15,777	$13,704
Income taxes	$15	$641

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements included herein have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the fina

Reclassifications: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

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

Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are interest-only strips. Market values for interest-only strips are determined using assumptions about the duration and performance of the securitized loans and are calculated on the basis of the expected timing of cash receipts by the company. Included in these assumptions are estimates of the lives of the loans, expected losses, and appropriate discount

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including a net unrealized losses of $187 thousand and $116 thousand on available-for-sale securities at March 31, 2000 and December 31, 1999, respectively, are summarized as follows:

	March 31,	December 31,
(In thousands)	2000	1999

Held-to-Maturity
US Treasury and Government obligations	$20,999	$21,238
Obligations of states and political subdivisions	4,606	4,706
Mortgage-backed securities	2,780	2,981
Total Held-to-Maturity	28,385	28,925

Available-for-Sale
US Treasury and Government obligations	4,889	4,934
Mortgage-backed securities	3,025	3,070
Other	612	579
Total Available for Sale	8,526	8,583

Total Investments	$36,911	$37,508

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of the future tax impact, are reported as a separate component of sh

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale are stated at the lower of cost or market as of the balance sheet date.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
	March 31	December 31,
(In thousands)	2000	1999

Commercial, financial and agricultural	$518,213	$443,985
Real estate-construction	121,962	121,803
Real estate-mortgage	117,806	115,265
Consumer	49,439	48,936
Direct financing leases	21,341	3,890
Unearned income	(3,992)	(455)

	$824,769	$733,424

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

	March 31,	December 31,
(In thousands)	2000	1999

Balance at beginning of year	$8,555	$9,888

Provision for loan and lease losses	1,136	4,443
Reduction due to sale of loans	0	(3,126)
Reduction due to reclassification of loans to held for sale	0	(922)
Recoveries	77	503
Charge-offs	(354)	(2,231)

Balance at end of period	$9,414	$8,555

NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 2000 and December 31, 1999 are $142.8 million and $138.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

Mortgage Servicing Asset:
	March 31,	December 31,
	2000	1999

Beginning Balance	$138,500	$117,129
Additions	11,641	84,653
Amortization and impairment	(6,101)	(15,702)
Reduction for servicing sales	(1,239)	(47,580)
	$142,801	$138,500

NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
	March 31,	December 31,
(In thousands)	2000	1999

Federal funds	$147,000	$173,000
Lines of Credit	256,611	231,413
Repurchase agreements and drafts payable related to
mortgage loan closings	69,863	46,796
Commercial paper	23,040	21,894

Total	$496,514	$473,103

Repurchase agreements December 31, 1999, were $0.7 million in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $69.9 million and $46.1 million at March 31, 2000 and December 31, 1999, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 6.92% to the lender's prime rate at March 31, 2000.

NOTE 8 -- LONG-TERM DEBT

Long-term debt at March 31, 2000 consists of a note payable of $29.6 million with an interest rate of 7.58% that will mature on July 7, 2014. Long-term debt at December 31, 1999 consisted of two notes payable. The first note, scheduled to mature in 2000 allowed the Corporation to borrow up to $10 million with a variable interest rate tied to LIBOR (average of 7.7% in 1999). The second note was for $29.6 million with an interest rate of 7.58% that will mature on July 7, 2014.

NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25% payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the sec

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.1 million, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
		Effects of Stock
	Basic Earnings	Options and	Diluted Earnings
	Per Share	Preferred shares	Per Share
Three months ended March 31, 2000
Net income available to common shareholders	$8,482	$0	$8,482
Shares	21,058	219	21,277
Per-Share Amount available to common shareholders	$0.40	$0.00	$0.40

	Basic Earnings	Effects of	Diluted Earnings
	Per Share	Stock Options	Per Share
Three months ended March 31, 1999
Net income available to common shareholders	$8,972	$0	$8,972
Shares	21,683	447	22,130
Per-Share Amount available to common shareholders	$0.41	$0.00	$0.41

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of March 31, 2000, Irwin Mortgage Corporation (IMC) was a defendant in class action lawsuits relating to IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers. In the lawsuit involving escrow accounts, a settlement has been proposed, which if affirmed by the court, would allow class members a discount of one hundred eighty dollars towards refinancing or obtaining a first mortgage loan from Irwin. In the lawsuit involving broker fees, it is not prese

NOTE 12 -- Industry Segment Information

The Corporation has five principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Home Equity Lending line of business originates and services home equity loans. The Commercial Banking line of business provides commercial banking services. The Equipment Leasing line of business leases commercial equipment. The Vent u

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies". Below is a summary of each segment's revenues, net income, and assets for 2000 and 1999:

	Mortgage	Home Equity	Commercial	Equipment	Venture
(In thousands)	Banking	Lending	Banking	Leasing	Capital	Other	Consolidated
For the three months ended March 31, 2000
Net interest income, net of provision	$8,452	$4,797	$8,050	($115)	($270)	($1,771)	$19,143
Intersegment interest	(2,221)	343	506	(7)	(1)	1,380	0
Other revenue	23,317	13,966	2,788	2	7,435	2,630	50,138
Intersegment revenues	3,932	0	144	0	100	(4,176)	0
Total net revenues	33,480	19,106	11,488	(120)	7,264	(1,937)	69,281
Other expense	28,857	14,588	3,781	793	89	5,828	53,936
Intersegment expenses	538	152	4,594	2	0	(5,286)	0
Net income before taxes	4,085	4,366	3,113	(915)	7,175	(2,479)	15,345
Income taxes	1,602	1,746	1,207	0	2,878	(1,744)	5,689
Net income	2,483	2,620	1,906	(915)	4,297	(735)	9,656
Distribution on Preferred Securities	0	0	0	0	0	1,174	1,174
Net income available to shareholders	$2,483	$2,620	$1,906	($915)	$4,297	($1,909)	$8,482
Assets at March 31, 2000	$518,182	$435,720	$873,713	$16,854	$15,681	($19,943)	$1,840,207

For the three months ended March 31, 1999
Net interest income, net of provision	$7,211	($779)	$5,239	$0	$0	$5,049	$16,720
Intersegment interest	(1,972)	1,385	1,385	0	0	(5,148)	0
Other revenue	44,023	5,525	3,100	0	0	2,005	54,653
Intersegment revenues	0	564	42	0	0	(606)	0
Total net revenues	49,262	11,045	9,766	0	0	1,300	71,373
Other expense	38,597	7,872	6,252	0	0	2,394	55,115
Intersegment expenses	634	137	829	0	0	(1,600)	0
Net income before taxes	10,031	3,036	2,685	0	0	506	16,258
Income taxes	4,083	0	1,020	0	0	1,009	6,112
Net income	5,948	3,036	1,665	0	0	(503)	10,146
Distribution on Preferred Securities	0	0	0	0	0	1,174	1,174
Net income available to shareholders	$5,948	$3,036	$1,665	$0	$0	($1,677)	$8,972
Assets at March 31, 1999	$752,755	$250,602	$633,479	$0	$0	($6,371)	$627,108

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expected", "assumptions", "estimate" and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's business, availability of appropriate investment opportunities, legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

P>

Overview

Net income for the first quarter ended March 31, 2000, was $8.5 million, down 5.5% from the first quarter 1999 net income of $9.0 million. Net income per share (diluted) was $0.40 for the first quarter of 2000 as compared to $0.41 for the same period in 1999; a 2.4% decline. Return on equity for the first quarter of 2000 was 21.07% compared to 24.31% in 1999.

  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
  Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank)
  Commercial banking (Irwin Union Bank)
  Equipment leasing (includes Irwin Business Finance and the related activities of Irwin Union Bank)
  Venture capital (includes Irwin Ventures Inc. and the related activities of Irwin Union Bank)

Listed below are the earnings by line of business for the quarter ended March 31, 2000, as compared to the same period in 1999 (shown in thousands):

Three Months

Ended March 31,

	2000	1999
Mortgage banking	$2,483	$5,948
Home equity lending	2,620	3,036
Commercial banking	1,906	1,665
Equipment leasing	(915)	--
Venture capital	4,297	--
Parent (includes consolidating entries)	(1,909)	(1,677)
	$8,482	$8,972

Mortgage Banking

Selected Financial Data (shown in thousands):

Three Months

Ended March 31,

	2000	1999
Selected Income Statement Data:

Loan origination fees	$7,427	$13,215
Gain from sales of loans	10,832	24,784
Loan servicing fees	13,379	14,068
Amortization and impairment of servicing assets, net of hedging	(5,612)	(10,921)
Net interest income	6,274	5,699
Provision for loan losses	(43)	(460)
Gain on sale of servicing	252	2,352
Other income	971	525
Total net revenues	33,480	49,262

Salaries and employee benefits	(17,872)	(24,020)
Other operating expenses	(11,523)	(15,211)

Income before tax	4,085	10,031
Income tax	(1,602)	(4,083)
Net income	$2,483	$5,948

Return on average equity	10.2%	21.7%
Mortgage loan originations	$862,316	$1,776,895

	March 31,	December 31,
	2000	1999

Servicing portfolio	$10,522,847	$10,488,112
Mortgage loans held for sale	252,729	277,614
Mortgage servicing asset	136,518	132,648

Mortgage banking activities are conducted by Irwin Mortgage Corporation which originates, sells, and services residential mortgage loans throughout the United States.

Net income from mortgage banking for the first quarter was $2.5 million, down 58.3% from the same period in 1999. Return on average equity was 10.2% for the first quarter of 2000, compared to 21.7% during the same period in 1999. These declines relate to a continued rising interest rate environment which slowed production activity throughout the mortgage banking industry.

As a result of the rising interest rate environment, mortgage loan originations of $0.9 billion were 51.5% below the first quarter of 1999. Refinances accounted for 13.9% of loan production in the first quarter of 2000, compared to 47.9% in 1999. Lower production volume caused mortgage loan origination income to decrease 43.8% in the first quarter to $7.4 million. Because certain fees are not collected for loan refinancings, loan origination fees did not decrease at the same rate as loan production during the first quarter of 2000 compared to the same period in 1999.

As a result of lower loan production in the first quarter of 2000, gains on the sale of loans decreased 56.3% to $10.8 million.

Mortgage loan servicing fees totaled $13.4 million for the first quarter of 2000, a decrease of $0.7 million or 4.9%. The servicing portfolio totaled $10.5 billion at March 31, 2000, relatively unchanged from December 31, 1999.

Mortgage servicing assets totaled $136.5 million at March 31, 2000, up 2.9% from December 31, 1999. The amortization and impairment of servicing assets, net of hedging, of $5.6 million in the first quarter of 2000 represents a decline of 48.6% compared to the same period in 1999. Included in the 1999 amount was a $10.8 million trading loss related to hedging activities coupled with a reversal of the valuation allowance of $6.3 million.

Net interest income for the three months ended March 31,2000 was $6.3 million, up 10.1% from the first quarter 1999. Included in first quarter 2000 interest income was $3.0 million related to interest earned pursuant to a refund of federal income taxes due the company relating to a prior period tax return. This amount is not expected to recur in subsequent periods.

The provision for loan losses was down 90.6% in the first quarter of 2000 from $0.5 million in the first quarter of 1999. The first quarter 2000 figure reflects a change in accounting classification to more accurately account for nonperforming assets held at the mortgage bank. Prior to the third quarter of 1999, all nonperforming loans held at the mortgage bank were included in the nonperforming assets category. The majority of these assets are held for resale, rather than as a part of the loan portfolio, and as such, are more appropriately classified as part of the portfolio of loans held for sale and carried at the lower of cost or market value. There is no economic difference in this accounting classification as marking the loans to market when valued at less than face value has the same effect as establishing a loan loss allowance, but it more accurately reflects management's intent with respect to the ultimate disposition of the assets.

Revenues from the sale of mortgage servicing were down 89.3% from the first quarter of 1999 to $0.3 million. This decline was the result of a 55.8% decline in mortgage servicing assets sold during the first quarter 2000 and the fact that some of the 1999 sales included pre-FAS 122 mortgage servicing assets which had not been recorded on the balance sheet, and thus resulted in larger gains at the time of sale.

Salaries and employee benefits decreased 25.6% to $17.9 million for the first quarter of 2000 reflecting the company's efforts at cost reduction in light of reduced originations. The reduction was due to a decline in commissions as a result of lower loan production in the first quarter of 2000. Other operating expenses also decreased 24.2% in the first quarter 2000 as a result of lower production.

Home Equity Lending

0. Other operating expenses also decreased 24.2% in the first quarter 2000 as a result of lower production.

Home Equity Lending

Selected Financial Data (shown in thousands):

Three Months

Ended March 31,

	2000	1999
Selected Income Statement Data:
Net interest revenue-unsold loans and other	$2,656	$3,671
I/O strip interest income	2,484	1,286
Gain from sale of loans	8,957	4,914
Loan servicing fees, net of amortization and impairment of servicing assets	1,120	651
Trading gains	3,389	189
Other revenue	500	334
Total net revenues	19,106	11,045
Operating expenses	(14,740)	(8,009)
Income before tax	4,366	3,036
Income tax	(1,746)	--
Net Income	$2,620	$3,036

Other Selected Financial Data:	March 31,	December 31,
	2000	1999

Home equity loans	$290,615	$233,326
Interest-only strip	70,956	57,833
Managed portfolio	993,602	842,403

The home equity lending business markets home equity and first mortgage loans through direct mail, telemarketing and the Internet in 29 states.

Net income for the home equity lending business was $2.6 million, $4.4 million pre-tax, during the first quarter of 2000. These results are compared to 1999 first quarter pre-tax net income of $3.0 million. Income tax expense for the quarter ended March 31, 1999 was recorded at the parent company as the home equity lending business had not fully utilized its net operating loss carryforwards until late in 1999.

Net interest revenue-unsold loans and other was $1.0 million lower in first quarter 2000 compared to first quarter 1999, representing a 27.6% decrease. I/O strip interest income increased 93.2% to $2.5 million for the first quarter 2000 compared to 1999. The fluctuation between these two items is a result of timing on sales of loans. Overall, net interest revenue increased $0.2 million or 3.7% compared to first quarter 1999.

During the first quarter of 2000, home equity loan and line of credit originations and acquisitions totaled $196.5 million, compared with $95.0 million in originations in first quarter 1999. Included in the first quarter 2000 increase were $99.3 million in home equity loans which were acquired from other prime credit, high loan-to-value lenders.

Gains from the securitization of loans totaled $9.0 million in the first quarter of 2000, up 82.3% from the first quarter 1999. The company sold $131.6 million of product in the first quarter of 2000, versus $160.7 million during first quarter 1999. This improvement, despite the reduction in loan sales is a result of higher valuation of the loans sold during the current period.

The home equity lending business services the loans it has securitized and collects an annual fee of up to 1% of the outstanding principal balance of the securitized loans. Net servicing fee income totaled $1.1 million in the first quarter of 2000, up 72.0% from the same period in 1999. The increase is due to growth in the servicing portfolio combined with a decline in the prepayments of underlying loans and resulting impairment of servicing assets caused by the rising interest rate environment. Interest-only strips are carried at their market values determined using assumptions about the duration and performance of the securitized loans. At March 31, 2000, the assumed annual loss rates ranged from 0.25% to 3.00%, prepayment speeds ranged from 8% to 40% CPR (constant prepayment rate) per year, and the discount rate was 15.0%. To mitigate the interest rate risk associated with certain interest-only strips, the home equity lending business uses an interest rate cap which is also carried at its market value, which was $0.7 million at March 31, 2000.

Included in income during the first quarter of 2000 was an unrealized trading gain of $3.4 million recorded to adjust the carrying value of interest-only strips and the interest rate cap to their market values. This gain compares with a $0.2 million gain recorded in the first quarter of 1999. The improvement in 2000 is due to the rising interest rate environment combined with efforts made to shift a substantial portion of the home equity loan portfolio into product with less prepayment sensitivity.

Operating expenses were $14.7 million in the first quarter of 2000, up 84.0% from 1999, reflecting the growth in the company's managed portfolio and growth in production.

Commercial Banking

Selected Financial Data (shown in thousands):

Three Months

Ended March 31,

Selected Income Statement Data:	2000	1999

Net interest revenue	$9,000	$7,076
Provision for loan losses	(444)	(452)
Other income	2,932	3,142
Salaries and benefits	(5,093)	(4,157)
Other operating expenses	(3,282)	(2,924)
Income before tax	3,113	2,685
Income tax	(1,207)	(1,020)
Net income	$1,906	$1,665

	March 31,	December 31,
Selected Balance Sheet Data:	2000	1999

Securities and short-term investments	$22,194	$21,603
Loans and leases	795,923	720,493
Allowance for loan losses	(7,641)	(7,375)
Deposits	778,251	710,899

Commercial banking activities are conducted by Irwin Union Bank (the Bank) which is headquartered in Columbus, Indiana. In recent years, the Bank has implemented a growth plan that calls for expansion into new markets outside of its traditional markets in south-central Indiana using de novo offices staffed by senior commercial loan officers who have experience with other commercial banks. As a result, the commercial bank currently operates in nine counties in Indiana as well as Kalamazoo, Grandville (Grand Rapids), and Traverse City, Michigan; Brentwood (St. Louis), Missouri; and Carson City, Nevada.

Net income for the commercial bank increased in the first quarter to $1.9 million from $1.7 million a year earlier. Net interest income improved 27.2% to $9.0 million in the first quarter of 2000. These increases relate primarily to the commercial banks continued growth in new markets. The provision for loan losses decreased 1.9% to $443.7 thousand in the first quarter compared with a provision of $452.3 thousand a year earlier.

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended March 31,		2000			1999
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets,	$803,999	$17,141	8.57%	$578,362	$12,032	8.44%
Interest-bearing liabilities	696,856	8,089	4.67%	483,655	4,897	4.11%
Net interest income	*	$9,052	*	*	$7,135	*
Net interest margin	*	*	4.53%	*	*	5.00%

Other income in the first quarter was down 6.7% to $2.9 million from $3.1 million in 1999. Total operating expenses, including salaries and benefits, increased 18.3% from the first quarter of 1999 to $8.4 million. The continued expansion of operations in new markets led to increased non-interest expense in 2000.

Equipment Leasing

During 1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance. The company began organizing in the second quarter of 1999 and began lease originations in early 2000. During the first quarter of 2000, the leasing line of business incurred a pre-tax loss of $0.9 million, reflecting staffing, systems development, and portfolio growth initiatives. Total lease receivables originated in the first quarter of 2000 were $16.0 million.

Venture Capital

During 1999, the Corporation formed Irwin Ventures, Inc., a venture capital company which makes minority investments in early-stage financial services-related businesses. Its primary focus is on businesses which plan to use the Internet or other forms of technology, as a key component of their competitive strategy. The company seeks to make investments in opportunities where the financial services experience and expertise of Irwin Ventures' management team can add superior value to innovative companies. The Corporation's Board of Directors has approved an allocation of up to 10% of the Corporation's capital base to support this subsidiary. During the first quarter of 2000 the venture capital line of business recorded net income of $4.3 million which resulted principally from valuation increases in one of its portfolio investments.

Venture capital investments held by Irwin Ventures, Inc. are carried at fair value with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospectus. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value.

At March 31, 2000, the business had investments in the following companies:
NG=7 WIDTH=638>
Company	Public/Private	Investment At Cost	Carrying Value

LiveCapital.com	Private	$1.94 million	$10.70 million
Bremer Associates, Incorporated	Private	$1.17 million	$1.17 million

Parent Company (including consolidating entries)

For the quarter ended March 31, 2000, the parent company recorded a net loss of $2.0 million compared with a net loss of $1.7 million a year earlier. The parent company recorded $0.3 million of income tax benefit related to Irwin Business Finance for the period ended March 31, 2000. The parent company will continue to record tax benefits resulting from the operating losses of Irwin Business Finance until such time as Irwin Business Finance becomes profitable and utilizes all of its operating loss carryforwards.

Parent company operating losses are higher in 2000 as a result of increased net interest expense for funding to support the growth of subsidiaries. Additionally, the parent company enters into interest rate swap agreements with its subsidiaries, the results of which have been less favorable to the parent in 2000 than in 1999.

Consolidated Income Statement Analysis

Net interest income for the first quarter of 2000 totaled $20.3 million, up 13.2% from the first quarter of 1999. The increase was due primarily to the loan growth at the commercial bank related to expansion into new markets.

The loan and lease loss provision was $1.1 million for the first quarter of 2000, as compared with $1.2 million for the same period in 1999. See the section on credit risk for additional information on the loan loss provision.

Noninterest income was down 8.3% to $50.1 million in the first quarter of 2000. The first quarter decline was caused primarily by lower revenues at the Corporation's mortgage banking line of business as a result of the rising interest rate environment which slowed loan production activity.

Other expenses decreased 2.1% in the first quarter of 2000 to $53.9 million. Reduced loan production activities at the mortgage bank resulted in the first quarter decline.

The effective income tax rate for the Corporation was 40.1% during the first quarter of 2000. This is compared with 40.5% in the first quarter of 1999.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at March 31, 2000, were $1.8 billion, up from December 31, 1999 total assets of $1.7 billion. The increase was due to growth in loans which totaled $0.8 billion at March 31, 2000, up from $0.7 billion at December 31, 1999. The increase in assets was accompanied by an increase in deposits of $0.1 billion. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $172.9 million at March 31, 2000, up from $148.9 million at December 31, 1999.

Shareholders' equity grew to $165.3 million as of March 31, 2000, an increase of 3.7% over year-end 1999 shareholders' equity of $159.3 million. Contributing to the growth in shareholders' equity was the issuance during the first quarter of 2000 of approximately $1.4 million in non-coupon, convertible preferred shares of the Corporation's stock. This stock was issued to certain qualified investors thought to be in a position to support deposit growth in certain of the expansion markets of the commercial banking line of business. Shareholders' equity as of March 31, 2000 was $7.70 per common shares, an increase of 2.0% compared to December 31, 1999. The Corporation's equity to assets ratio ended the quarter at 8.98% compared to 9.48% at the end of 1999.

Credit Risk

The assumption of credit risk is a key source of earnings for the commercial banking, home equity lending and equipment leasing lines of business. In addition, the mortgage banking business assumes some credit risk despite the fact that the mortgages are typically insured.

The credit risk in the loan portfolios of the commercial bank and the home equity lending business have the most potential to have a significant effect on consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are generally evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate which is based on management's judgement combined with a quantitative process of evaluation and analysis.

Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off.

As of March 31, 2000, the allowance for loan and lease losses as a percentage of total loans and leases was 1.14% compared to 1.17% at December 31, 1999. For the three months ended March 31, 2000, the provision for loan and lease losses totaled $1.1 million, a slight decline from the amount recorded in the first quarter of 1999. Net charge-offs as of March 31, 2000 were $0.3 million, down 36.5% from first quarter 1999.

Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $8.2 million or 0.45% of total assets at March 31, 2000, compared to $8.1 million or 0.48% at December 31, 1999.

Nonperforming Assets (In Thousands)	March 31, 2000	December 31, 1999	December 31, 1998
Accruing loans past due 90 days or more:
Real Estate Mortgage	$--	$--	$291
Commercial	100	58	252
Consumer	68	89	89
Subtotal	168	147	632
Nonaccrual loans:
Real Estate Mortgage	3,231	3,049	9,449
Commercial	943	748	1,052
Leasing	151	88	426
Consumer	349	273	174
Subtotal	4,674	4,158	11,101
Total nonperforming loans and leases	4,842	4,305	11,733
Other real estate owned	3,379	3,752	3,506
Total nonperforming assets	$8,221	$8,057	$15,239
Nonperforming assets to total assets	0.45%	0.48%	0.78%

Liquidity

Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through short-term borrowings.

The objectives of liquidity management are to ensure that funds will be available to meet demands and that funds are available at a reasonable cost. Liquidity is managed by the parent company and the commercial bank with separate liquidity management committees at each line of business.

Since loans are less marketable than securities, the ratio of total loans to total deposits is the traditional measure of liquidity for banks and bank holding companies. At March 31, 2000, this ratio was 81.9%. The Corporation is able to maintain this position due to the position in mortgage loans held for sale. These loans carry an interest rate equal to the current market rate for first and second lien mortgage loans. However, liquidity is significantly improved since nearly all mortgage loans held for sale are in the process of being securitized and sold. The holding period for an individual loan typically does not exceed 90 days.

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

The commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loan and lease products and mitigate this risk by managing the duration of the liabilities they raise to support their portfolios. The mortgage banking business assumes interest rate sensitivity by entering into commitments to extend loans to borrowers at a fixed price for a limited period of time. Loans are held temporarily until a pool is formed. The mortgage bank buys commitments to deliver loans at a fixed price to manage risk.

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

The following tables show management's estimate of the present value of interest-sensitive assets and liabilities, as well as off-balance sheet financial contracts as of March 31, 2000, at then current interest rates as well as simulated rates 1.0% and 2.0% above and below those interest rates. Two tables are presented:

  An economic analysis showing the net present value impact of changes in interest rates and
  An accounting analysis showing the same net present value impact, adjusted for the expected GAAP treatment of the assets and liabilities under the scenarios shown.

The analyses do not take into account the book values of the Corporation's non-interest sensitive assets and liabilities, such as cash, accounts receivable, and fixed assets, the value of which is not directly determined by interest rates.

As noted above, the analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The total measurement of the Corporation's exposure to interest rate risk as presented in the following tables may not be representative of the actual values which might result from a higher or lower rate environment. Such environments would likely result in different lending and borrowing strategies by the Corporation, designed in part to further mitigate the effect on the value of, and the net earnings generated from the Corporation's net assets. In addition, they do not reflect activities not traditionally measured as financial assets or liabilities. Principal among these activities for the Corporation would be the change in mortgage loan production and the earnings stream the Corporation derives therefrom.

The figures in the table suggest, based on an economic assessment of balance sheet and off balance sheet financial assets and before any initiatives to mitigate the impact of changing interest rates, that the present value of the Corporation's interest-sensitive assets and liabilities would decline in a falling rate environment principally due to the Corporation's investments in mortgage servicing rights and would decline in a rising rate environment due to the influence of its loan portfolio. To mitigate the impact of rising rates, the Corporation periodically sells certain mortgage servicing rights where the risk profile indicates more downside risk than upside opportunity. The Corporation mitigates the risk of falling rates by maintaining a strong production operation which increases in value as interest rates fall.

Economic Value Change Method
	Present Value
	At March 31, 2000
	Instantaneous Change in Interest Rates of:
(In thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets

Loans and Other Assets	$896,152	$877,953	$860,867	$844,746	$829,495

Loans Held for Sale	526,589	520,256	513,960	507,415	500,498

Mortgage Servicing Rights	105,262	158,322	187,427	191,911	201,899

Interest-only Strips	66,453	70,253	73,789	77,471	81,265

Total Interest Sensitive Assets	1,594,456	1,626,784	1,636,043	1,621,543	1,613,157

Interest Sensitive Liabilities

Deposits	(781,601)	(777,945)	(774,358)	(770,877)	(767,512)

Short term Borrowings	(473,631)	(473,439)	(473,239)	(473,037)	(472,834)

Long Term Debt	(87,455)	(83,849)	(79,755)	(75,057)	(70,157)

Total Interest Sensitive Liabilities	(1,342,687)	(1,335,233)	(1,327,352)	(1,318,971)	(1,310,503)

Interest Sensitive Off Balance Sheet Items	145	456	1,013	1,740	2,497
Net Sensitivity as of March 31, 2000	$251,914	$292,007	$309,704	$304,312	$305,151

Potential Change	($57,790)	($17,697)	-	($5,392)	($4,553)

Net Sensitivity as of December 31, 1999	$271,837	$315,927	$334,983	$333,872	$327,352

Potential Change	($63,146)	($19,056)	-	($1,111)	($7,631)

GAAP-Based Value Change Method
	Present Value
	At March 31, 2000
	Instantaneous Change in Interest Rates of:
(In thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets

Loans and Other Assets1	$-	$-	$-	$-	$-

Loans Held for Sale	513,960	513,960	513,960	507,415	500,498

Mortgage Servicing Rights	103,494	122,856	130,711	130,793	130,795

Interest-only Strips	66,453	70,253	73,789	77,471	81,265

Total Interest Sensitive Assets	683,907	707,069	718,460	715,679	712,558

Interest Sensitive Liabilities

Deposits1	-	-	-	-	-
Short term Borrowings1	-	-	-	-	-
Long Term Debt1	-	-	-	-	-

Total Interest Sensitive Liabilities1	-	-	-	-	-

Interest Sensitive Off Balance Sheet Items	145	456	1,013	1,740	2,497
Net Sensitivity as of March 31, 2000	$684,052	$707,525	$719,473	$717,419	$715,055

Potential Change	($35,421)	($11,948)	$-	($2,054)	($4,418)

Net Sensitivity as of December 31, 1999	$490,111	$509,774	$518,647	$521,421	$524,034

Potential Change	($28,536)	($8,873)	$-	$2,774	$5,387

(1) Value does not change in GAAP presentation.

Derivative Financial Instruments

The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.7 million at March 31, 2000, and a notional amount of $46.6 million. Interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on th income statement. In the first quarter of 2000, the Corporation recorded a $3.4 million gain related to these derivative products, compared to $10.0 million in losses in the previous year.

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
	Ratio required to be considered well-capitalized	March 31, 2000	December 31, 1999	December 31, 1998

Equity to Assets	n/a	8.98%	9.48%	7.46%
Risk-Based Capital	10.0%	12.32%	13.50%	12.25%
Tier I Capital	6.0%	10.40%	11.39%	11.63%
Tier I Leverage	5.0%	12.63%	12.77%	10.51%

Year 2000

The Corporation did not experience any significant Year 2000 related computer disruptions during the first quarter of 2000.

Part II

Item 1. Legal Proceedings

Kruta et al. v. Inland Mortgage Corporation. As reported in the Corporation's Form 10-K for the year ending December 31, 1999, this class action lawsuit was initiated in October, 1995 and has been pending before a federal Multidistrict Litigation Panel in Chicago, Illinois. Plaintiffs allege they represent a nationwide class of persons who have or had mortgage escrow accounts allegedly improperly managed by Irwin Mortgage. On April 7, 2000, notice of a proposed settlement was distributed. If the court approves the proposal, Irwin Mortgage will provide eligible class members with a one hundred eighty dollar discount certificate towards refinancing or obtaining a new first mortgage loan from Irwin. The court is scheduled to consider the proposed settlement at a hearing on June 7, 2000.

Part II

Item 2. Changes in Securities and Use of Proceeds.

(c) On March 3, 2000, the Corporation sold a total of 96,336 shares of Convertible Preferred stock, consisting of 14,208 shares of Series A, 26,317 shares of Series B and 55,811 shares of Series C, for aggregate cash consideration of $1,423,967, or $14.78125 per share. The shares were offered and sold to accredited investors in private offerings in reliance on Rule 506 of Regulation D. No underwriting discounts or commissions were paid. The shares were sold as part of a program initiated by the Corporation to assist Irwin Union Bank in generating deposits in new markets. Each Series of Convertible Preferred Shares is associated with a particular new market of the Bank. Under the program, each preferred share is issued for cash at approximately the market price of one common share. A preferred share automatically converts into one common share at a determined future date. If the associated banking office in the particular market reaches a specified level of deposits prior to the conversion date, the number of common shares into which a preferred share converts will be increased by a specified amount up to a maximum increase of 25%, depending upon the date on which the deposit level is attained. The terms of each Series are substantially similar, differing primarily in the deposit level targeted for each market. A maximum of approximately 400,000 shares of preferred stock is issuable under the program. The proceeds will be used to strengthen the Corporation's capital base.

The Corporation has also created a program to encourage the participation by local individuals in business development boards in selected markets of Irwin Union Bank. Business development board members earn retainer fees of $1000 per year and meeting fees of $350 for each business development board meeting attended, payable in shares of the Corporation's common stock. Shares are issued quarterly based on the closing price of the common shares on the last business day of the quarter for which the fees are being paid. In the first quarter, 2000, the Corporation issued 1,776 shares of its common stock out of treasury shares to members of business development boards, based on a price of $15.00 per share in payment of an aggregate of $26,640. The Corporation issued 480 shares of common stock for such fees in 1999 and 252 shares in 1998, all out of treasury shares, in payment of an aggregate of $18,721 in fees payable to business development board members. These shares were issued in reliance on the private placement exemption of Section 4 (2) of the Securities Act.

&NBSP;

>FONT face="courier;Courier New" SIZE=2>

PART II

Item 6

(a) Exhibits to Form 10-Q

Number Assigned

In Regulation S-K

Item 601 Description

(2) No Exhibit

(3) No Exhibit

(4) No Exhibit

(10) No Exhibit

(11) Computation of earnings per

share is included in the

footnotes to the financial

statements

(15) No Exhibit

(18) No Exhibit

(19) No Exhibit

(22) No Exhibit

(23) No Exhibit

(24) No Exhibit

(99) No Exhibit

(b) Reports on Form 8-K

A report on Form 8-K dated February 9, 2000, was filed with the Commission to report a net unrealized portfolio gain for the first quarter of approximately $4.5 million after tax. The gain resulted from an investment in LiveCapital.com by the venture capital line of business.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

By:/s/Gregory F. Ehlinger

_______________________

Gregory F. Ehlinger

Chief Financial Officer

By: /s/ Jody A. Littrell

_________________________

Jody A. Littrell

Corporate Controller

(Chief Accounting Officer)