Form 10-Q/A
period 2000-03-31
IRWIN FINANCIAL CORPORATION
filed 2000-05-16
CIK 52617

Irwin Financial Corporation amends its Form 10-Q filed for the quarter ending March 31, 2000. The amended entries are flagged with an "*" at the beginning and end. NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements included herein have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the *financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.*

Reclassifications: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.

Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the market value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part *of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferring its effective date to fiscal years beginning after June 15, 2000. The Corporation will adopt SFAS 133 on January 1, 2001. The Corporation has not quantified the impact of this statement on its financial position or results of operations.*

Derivative instruments on the Corporation's balance sheet are currently classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement.

Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are interest-only strips. Market values for interest-only strips are determined using assumptions about the duration and performance of the securitized loans and are calculated on the basis of the expected timing of cash receipts by the company. Included in these assumptions are estimates of the lives of the loans, expected losses, and appropriate discount *rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Adjustments to carrying values are recorded as trading gains or losses.*

NOTE 2 - INVESTMENT SECURITIES

Securities which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available- for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of the future tax impact, are reported as a separate component of *shareholders' equity until realized.*

NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25% payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the *securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.*

NOTE 11 -- CONTINGENCIES

As of March 31, 2000, Irwin Mortgage Corporation (IMC) was a defendant in class action lawsuits relating to IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers. In the lawsuit involving escrow accounts, a settlement has been proposed, which if affirmed by the court, would allow class members a discount of one hundred eighty dollars towards refinancing or obtaining a first mortgage loan from Irwin. In the lawsuit involving broker fees, it is not *presently possible for the coporationn to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential exposure with respect to the litigation.*

NOTE 12 -- INDUSTRY SEGMENT INFORMATION

The Corporation has five principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Home Equity Lending line of business originates and services home equity loans. The Commercial Banking line of business provides commercial banking services. The Equipment Leasing line of business leases commercial equipment. The *Venture Capital line of business invests in early-stage technology companies. Other consists primarily of the parent company including eliminations.*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 16, 2000 IRWIN FINANCIAL CORPORATION

By: /s/ Jody A. Littrell

_________________________

Jody A. Littrell

Corporate Controller

(Chief Accounting Officer)