Form 10-Q
period 2000-06-30
IRWIN FINANCIAL CORPORATION
filed 2000-08-10
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

Commission file number 0-6835

IRWIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

INDIANA

(State or other jurisdiction of Incorporation or organization)

35-1286807

(IRS Employer Identification No.)

500 Washington Street, Columbus, IN 47201

(Address or principal executive offices)

(Zip Code)

812-376-1909

(Registrant's telephone number, including area code)

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

Yes __X__ No _____

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes _____ No _____

As of July 31, 2000 there were outstanding 20,979,683 common shares, no par value, of the Registrant.

Part I

Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except for shares)	June 30,	December 31,
Assets:	2000	1999

Cash and due from banks	$51,999	$47,215
Federal funds sold	10,000	0
Cash and cash equivalents	61,999	47,215
Interest-bearing deposits with financial institutions	34,595	26,785
Trading assets	96,094	59,025
Investment securities (Market value: $36,400 in 2000 and $37,464 in 1999) - Note 2	36,754	37,508
Loans held for sale - Note 3	543,673	508,997
Loans and leases, net of unearned income - Note 4	939,025	733,424
Less: Allowance for loan and lease losses - Note 5	(10,054)	(8,555)
	928,971	724,869
Servicing assets - Note 6	139,876	138,500
Accounts receivable	54,016	49,415
Accrued interest receivable	12,488	8,430
Premises and equipment	27,540	23,368
Other assets	57,005	56,735
	$1,993,011	$1,680,847
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$263,661	$218,402
Interest-bearing	487,017	411,400
Certificates of deposit over $100,000	479,821	240,516
	1,230,499	870,318
Short-term borrowings- Note 7	410,971	473,103
Long-term debt- Note 8	29,585	29,784
Other liabilities	101,032	100,275
Total liabilities	1,772,087	1,473,480

Company-obligated mandatorily redeemable preferred securities of subsidiary trust- Note 9
	48,107	48,071

Shareholders' equity
Preferred stock, no par value - authorized 4,000,000 shares; issued 96,336 shares as of June 30, 2000 and none as of December 31, 1999

	1,386	0

Common stock; no par value - authorized 40,000,000 shares; issued 23,402,080 shares as of June 30, 2000 and December 31, 1999; including 2,430,488 and 2,297,303 shares in treasury as of June 30, 2000 and December 31, 1999 respectively

	29,965	29,965
Additional paid-in capital	4,334	4,250
Unrealized losses on investment securities	(105)	(70)
Retained earnings	185,570	171,101
	221,150	205,246
Less treasury stock, at cost	(48,333)	(45,950)
Total shareholders' equity	172,817	159,296
	$1,993,011	$1,680,847

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Three Months Ended
	June 30,
(In thousands, except for per share)	2000	1999
Interest income:
Loans and leases	$19,322	$12,450
Investment securities:
Taxable	999	981
Tax-exempt	64	69
Loans held for sale	19,610	14,972
Trading Account	2,682	1,589
Federal funds sold	47	274
Total interest income	42,724	30,335
Interest expense:
Deposits	11,550	5,755
Short-term borrowings	9,050	5,612
Long-term debt	580	1,186
Total interest expense	21,180	12,553
Net interest income	21,544	17,782
Provision for loan and lease losses - Note 5	1,119	2,330
Net interest income after provision for
loan and lease losses	20,425	15,452
Other income:
Loan origination fees	9,052	12,613
Gain from sales of loans	21,718	25,834

Loan servicing fees	14,802	15,943
Amortization and impairment of servicing assets	6,708	4,573
Net loan administration income	8,094	11,370
Gain on sale of mortgage servicing	5,471	478
Trading gains (losses)	4,902	(639)
Brokerage fees and commissions	497	411
Trust fees	683	544
Service charges on deposit accounts	472	445
Insurance commissions, fees and premiums	1,363	976
Other	627	1,444
	52,879	53,476
Other expense:
Salaries	29,527	28,808
Pension and other employee benefits	5,256	4,511
Office expense	3,244	3,058
Premises and equipment	7,048	5,804
Marketing and development	3,934	2,337
Other	9,026	10,263
	58,035	54,781
Income before income taxes	15,269	14,147
Provision for income taxes	5,590	5,360
	9,679	8,787
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust	1,174	1,174
Net income available to common shareholders	$8,505	$7,613

Earnings per share of common stock available to shareholders:
Basic - Note 10	$0.41	$0.35
Diluted - Note 10	$0.40	$0.35
Dividends per share of common stock	$0.06	$0.05

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Six Months Ended
	June 30,
(In thousands, except for per share)	2000	1999
Interest income:
Loans and leases	$39,532	$24,230
Investment securities:
Taxable	1,928	1,987
Tax-exempt	127	141
Loans held for sale	31,648	32,413
Trading Account	5,166	2,875
Federal funds sold	93	417
Total interest income	78,494	62,063
Interest expense:
Deposits	20,010	11,420
Short-term borrowings	15,498	12,457
Long-term debt	1,163	2,478
Total interest expense	36,671	26,355
Net interest income	41,823	35,708
Provision for loan and lease losses - Note 5	2,254	3,531
Net interest income after provision for loan and lease losses
	39,569	32,177
Other income:
Loan origination fees	16,566	26,028
Gain from sales of loans	40,320	57,416

Loan servicing fees	29,923	31,375
Amortization and impairment of servicing assets	12,809	5,902
Net loan administration income	17,114	25,473
Gain on sale of mortgage servicing	5,723	2,829
Trading gains (losses)	8,291	(10,386)
Brokerage fees and commissions	1,032	763
Trust fees	1,165	1,120
Service charges on deposit accounts	912	847
Insurance commissions, fees and premiums	2,555	1,402
Other	9,339	2,569
	103,017	108,061
Other expense:
Salaries	55,482	57,407
Pension and other employee benefits	10,924	9,984
Office expense	6,513	6,415
Premises and equipment	13,105	11,472
Marketing and development	8,712	5,138
Other	17,236	19,413
	111,972	109,829
Income before income taxes	30,614	30,409
Provision for income taxes	11,279	11,476
	19,335	18,933
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust	2,348	2,348
Net income available to common shareholders	$16,987	$16,585

Earnings per share of common stock available to shareholders:
Basic - Note 10	$0.81	$0.77
Diluted - Note 10	$0.80	$0.76
Dividends per share of common stock	$0.12	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)
			Unrealized
			Gains/Losses
			on		Additional
		Retained	Investment	Common	Paid in	Treasury	Preferred
	Total	Earnings	Securities	Stock	Capital	Stock	Stock
(In thousands)
Balance at April 1, 2000	$165,256	$178,324	($112)	$29,965	$4,387	($48,695)	$1,387
Comprehensive Income: Note 1
Net Income		8,505
Other Comprehensive Income			7
Total	8,512
Cash dividends	(1,259)	(1,259)
Purchase of treasury stock	(332)					(332)
Sales of treasury stock	641				(53)	694
Preferred stock issued	(1)						(1)
Balance June 30, 2000	$172,817	$185,570	($105)	$29,965	$4,334	($48,333)	$1,386

Balance at April 1, 1999	$153,566	$150,119	$44	$29,965	$2,881	($29,443)	$0
Comprehensive Income: Note 1
Net Income		7,613
Other Comprehensive Income			(53)
Total	7,560
Cash dividends	(1,077)	(1,077)
Purchase of treasury stock	(7,119)					(7,119)
Sales of treasury stock	(180)				(1,362)	1,182
Balance June 30, 1999	$152,750	$156,655	($9)	$29,965	$1,519	($35,380)	$0

The accompanying notes are an integral part of the consolidated financial statements.

FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999

(Unaudited)
			Unrealized
			Gains/Losses
			on		Additional
		Retained	Investment	Common	Paid in	Treasury	Preferred
	Total	Earnings	Securities	Stock	Capital	Stock	Stock
(In thousands)
Balance at January 1, 2000	$159,296	$171,101	($70)	$29,965	$4,250	($45,950)	$0
Comprehensive Income: Note 1
Net Income		16,987
Other Comprehensive Income			(35)
Total	16,952
Cash dividends	(2,518)	(2,518)
Purchase of treasury stock	(3,384)					(3,384)
Sales of treasury stock	1,085				84	1,001
Preferred stock issued	1,386						1,386
Balance June 30, 2000	$172,817	$185,570	($105)	$29,965	$4,334	($48,333)	$1,386

Balance at January 1, 1999	$145,233	$142,232	$85	$29,965	$2,595	($29,644)	$0
Comprehensive Income: Note 1
Net Income		16,585
Other Comprehensive Income			(94)
Total	16,491
Cash dividends	(2,162)	(2,162)
Purchase of treasury stock	(7,119)					(7,119)
Sales of treasury stock	307				(1,076)	1,383
Balance June 30, 1999	$152,750	$156,655	($9)	$29,965	$1,519	($35,380)	$0

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2000	1999
(In thousands)
Net income	$16,987	$16,585
Adjustments to reconcile net income to cash provided (used) by operating activities
Depreciation and amortization	4,103	1,260
Amortization and impairment of servicing assets	12,809	1,298
Provision for loan and lease losses	2,254	3,531
Amortization of premiums, less accretion of discounts	(72)	1,082
(Increase) decrease in loans held for sale	(34,676)	361,641
Gain on sale of mortgage servicing	(5,723)	(22,340)
Net increase in trading assets	(37,069)	(15,441)
Other, net	(9,419)	17,192
Net cash provided (used) by operating activities	(50,806)	364,808

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-Maturity	802	5,222
Available-for-Sale	17	190
Purchase of investment securities:
Held-to-Maturity	(51)	0
Available-for-Sale	0	(2,940)
Net increase in interest-bearing
deposits with financial institutions	(7,810)	(10,003)
Net increase in loans, excluding sales	(213,609)	(82,631)
Sale of loans	7,253	22,928
Additions to mortgage servicing assets	(27,655)	(69,884)
Proceeds from sale of mortgage servicing assets	19,193	75,726
Other, net	(6,969)	(2,448)
Net cash used by lending and investing activities	(228,829)	(63,840)

Financing activities:
Net increase (decrease) in deposits	360,181	(101,108)
Net increase (decrease) in short-term borrowings	(62,132)	(209,192)
Repayments of long-term debt	(199)	(356)
Issuance of preferred stock	1,386	0
Purchase of treasury stock	(3,384)	(7,119)
Proceeds from sale of stock for employee benefit plans	1,085	307
Dividends paid	(2,518)	(2,162)
Net cash provided (used) by financing activities	294,419	(319,630)
Net increase (decrease) in cash and cash equivalents	14,784	(18,662)
Cash and cash equivalents at beginning of period	47,215	77,522
Cash and cash equivalents at end of period	$61,999	$58,860

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$34,208	$26,227
Income taxes	$4,239	$8,219

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The unaudited financial statements included herein have been prepared by the Corporation pursuant to the rules and regulations of the Securities and Exchange Commission but do not include all information and footnotes required by generally accepted accounting principles. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

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

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $175 thousand and $117 thousand on available-for-sale securities at June 30, 2000 and December 31, 1999, respectively, are summarized as follows:
	June 30,	December 31,
(In thousands)	2000	1999

Held-to-Maturity
US Treasury and Government obligations	$21,001	$21,238
Obligations of states and political subdivisions	4,606	4,706
Mortgage-backed securities	2,522	2,981
Corporate Obligations	50	--
Total Held-to-Maturity	28,179	28,925

Available-for-Sale
US Treasury and Government obligations	4,898	4,934
Mortgage-backed securities	3,025	3,070
Other	652	579
Total Available-for-Sale	8,575	8,583

Total Investments	$36,754	$37,508

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

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale are stated at the lower of cost or market as of the balance sheet date.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
	June 30,	December 31,
(In thousands)	2000	1999

Commercial, financial and agricultural	$597,643	$443,985
Real estate-construction	121,167	121,803
Real estate-mortgage	126,496	115,265
Consumer	43,976	48,936
Direct financing leases	61,180	3,890
Unearned income	(11,437)	(455)

	$939,025	$733,424

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:
	June 30,	December 31,
(In thousands)	2000	1999

Balance at beginning of year	$8,555	$9,888

Provision for loan and lease losses	2,254	4,443
Reduction due to sale of loans	0	(3,126)
Reduction due to reclassification of loans to held for sale	0	(922)
Recoveries	186	503
Charge-offs	(941)	(2,231)

Balance at end of period	$10,054	$8,555

NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at June 30, 2000 and December 31, 1999 are $139.9 million and $138.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.
Mortgage Servicing Asset:
	June 30,	December 31,
	2000	1999

Beginning Balance	$138,500	$117,129
Additions	27,655	84,653
Amortization and impairment	(12,809)	(15,702)
Reduction for servicing sales	(13,470)	(47,580)
	$139,876	$138,500

NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
	June 30,	December 31,
(In thousands)	2000	1999

Federal funds and Federal Home Loan Bank borrowings	$142,000	$173,000
Lines of Credit	166,347	231,413
Repurchase agreements and drafts payable related to
mortgage loan closings	76,517	46,796
Commercial paper	26,107	21,894

Total	$410,971	$473,103

Repurchase agreements at December 31, 1999, include $0.7 million in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $76.5 million and $46.1 million at June 30, 2000 and December 31, 1999, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 7.61% to the lender's prime rate at June 30, 2000.

NOTE 8 -- LONG-TERM DEBT

Long-term debt at June 30, 2000 consists of a note payable of $29.6 million with an interest rate of 7.58% that will mature on July 7, 2014. The note is shown on the balance sheet net of capitalized issuance costs.

NOTE 9 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES

OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25% payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years from issuance, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of capitalized issuance costs.

The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.1 million, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
		Effects of
		Stock Options
	Basic	and	Diluted
	Earnings	Preferred	Earnings
	Per Share	Shares	Per Share
Three months ended June 30, 2000
Net income available to common shareholders	$8,505	$0	$8,505
Shares	20,958	337	21,295
Per-Share Amount available to common shareholders	$0.41	($0.01)	$0.40

Six months ended June 30, 2000
Net income available to common shareholders	$16,987	$0	$16,987
Shares	21,008	300	21,308
Per-Share Amount available to common shareholders	$0.81	($0.01)	$0.80

	Basic Earnings	Effects of	Diluted Earnings
	Per Share	Stock Options	Per Share
Three months ended June 30, 1999
Net income available to common shareholders	$7,613	$0	$7,613
Shares	21,547	339	21,886
Per-Share Amount available to common shareholders	$0.35	$0.00	$0.35

Six months ended June 30, 1999
Net income available to common shareholders	$16,585	$0	$16,585
Shares	21,547	348	21,895
Per-Share Amount available to common shareholders	$0.77	($0.01)	$0.76

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

As of June 30, 2000, Irwin Mortgage Corporation (IMC) was a defendant in class action lawsuits relating to IMC's administration of mortgage escrow accounts and IMC's right to pay broker fees to mortgage brokers. In the lawsuit involving escrow accounts, the court approved a settlement on June 13, 2000, and the matter is now concluded. The settlement provides a discount of one hundred eighty dollars towards refinancing or obtaining a new first mortgage loan from Irwin. In the lawsuit involving broker fees, it is not presently possible for the Corporation to predict the likelihood of an unfavorable outcome or to establish the possible extent or amount of liability or potential exposure with respect to the litigation.

NOTE 12 -- Industry Segment Information

The Corporation has five principal segments that provide a broad range of financial services throughout the United States. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Home Equity Lending line of business originates and services home equity loans. The Commercial Banking line of business provides commercial banking services. The Equipment Leasing line of business leases commercial equipment. The Venture Capital line of business invests in early-stage financial services-oriented technology companies. Other consists primarily of the parent company including eliminations.

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies". Below is a summary of each segment's revenues, net income, and assets for 2000 and 1999:
		Home
	Mortgage	Equity	Commercial	Equipment	Venture
(In thousands)	Banking	Lending	Banking	Leasing	Capital	Other	Consolidated
For the three months ended June 30, 2000
Net interest income, net of provision	$4,567	$9,415	$6,336	$132	($89)	$64	$20,425
Intersegment interest	(2,175)	(1,207)	2,121	(27)	0	1,288	0
Other revenue	20,613	16,192	3,007	9	(15)	13,073	52,879
Intersegment revenues	13,330	0	(63)	0	100	(13,367)	0
Total net revenues	36,335	24,400	11,401	114	(4)	1,058	73,304
Other expense	29,358	17,257	(5,289)	980	100	15,629	58,035
Intersegment expenses	585	688	13,968	18	0	(15,259)	0
Net income before taxes	6,392	6,455	2,722	(884)	(104)	688	15,269
Income taxes	2,626	2,520	1,075	0	(50)	(581)	5,590
Net income	3,766	3,935	1,647	(884)	(54)	1,269	9,679
Distribution on Preferred Securities	0	0	0	0	0	1,174	1,174
Net income available to shareholders	$3,766	$3,935	$1,647	($884)	($54)	$95	$8,505
Assets at June 30, 2000	$559,543	$458,395	$950,887	$51,170	$15,622	($42,606)	$1,993,011

For the three months ended June 30, 1999
Net interest income, net of provision	$5,205	$4,716	$6,249	$0	$0	($718)	$15,452
Intersegment interest	(1,430)	(339)	806	0	0	963	0
Other revenue	44,468	6,849	2,948	0	0	(789)	53,476
Intersegment revenues	0	607	42	0	0	(649)	0
Total net revenues	48,243	11,833	10,045	0	0	(1,193)	68,928
Other expense	38,060	8,067	6,169	0	0	2,485	54,781
Intersegment expenses	685	466	906	0	0	(2,057)	0
Net income before taxes	9,498	3,300	2,970	0	0	(1,621)	14,147
Income taxes	3,876	0	1,119	0	0	365	5,360
Net income	5,622	3,300	1,851	0	0	(1,986)	8,787
Distribution on Preferred Securities	0	0	0	0	0	1,174	1,174
Net income available to shareholders	$5,622	$3,300	$1,851	$0	$0	($3,160)	$7,613
Assets at June 30, 1999	$736,851	$283,455	$656,443	$0	$0	($55,876)	$1,620,873

		Home
	Mortgage	Equity	Commercial	Equipment	Venture
(In thousands)	Banking	Lending	Banking	Leasing	Capital	Other	Consolidated
For the six months ended June 30, 2000
Net interest income, net of provision	$13,018	$14,213	$14,386	$17	($359)	($1,706)	$39,569
Intersegment interest	(4,396)	(864)	2,627	(34)	(1)	2,668	0
Other revenue	43,931	30,157	5,795	11	7,420	15,703	103,017
Intersegment revenues	17,262	0	81	0	200	(17,543)	0
Total net revenues	69,815	43,506	22,889	(6)	7,260	(878)	142,586
Other expense	58,216	31,845	(1,508)	1,773	189	21,457	111,972
Intersegment expenses	1,123	840	18,562	20	0	(20,545)	0
Net income before taxes	10,476	10,821	5,835	(1,799)	7,071	(1,790)	30,614
Income taxes	4,227	4,267	2,282	0	2,828	(2,325)	11,279
Net income	6,249	6,554	3,553	(1,799)	4,243	535	19,335
Distribution on Preferred Securities	0	0	0	0	0	2,348	2,348
Net income available to shareholders	$6,249	$6,554	$3,553	($1,799)	$4,243	($1,813)	$16,987
Assets at June 30, 2000	$559,543	$458,395	$950,887	$51,170	$15,622	($42,606)	$1,993,011

For the six months ended June 30, 1999
Net interest income, net of provision	$12,416	$3,938	$11,487	$0	$0	$4,336	$32,177
Intersegment interest	(3,402)	5,396	2,191	0	0	(4,185)	0
Other revenue	88,428	12,373	6,048	0	0	1,212	108,061
Intersegment revenues	0	1,171	84	0	0	(1,255)	0
Total net revenues	97,442	22,878	19,810	0	0	108	140,238
Other expense	76,594	15,943	12,421	0	0	4,871	109,829
Intersegment expenses	1,319	603	1,735	0	0	(3,657)	0
Net income before taxes	19,529	6,332	5,654	0	0	(1,106)	30,409
Income taxes	7,959	0	2,138	0	0	1,379	11,476
Net income	11,570	6,332	3,516	0	0	(2,485)	18,933
Distribution on Preferred Securities	0	0	0	0	0	2,348	2,348
Net income available to shareholders	$11,570	$6,332	$3,516	$0	$0	($4,833)	$16,585
Assets at June 30, 1999	$736,851	$283,455	$656,443	$0	$0	($55,876)	$1,620,873

NOTE 13 -- Subsequent Event

On July 14, 2000, the company completed its acquisition of a 78% ownership position in Onset Capital Corporation. The acquisition was a cash transaction. Onset is a small-ticket equipment leasing company located in Canada.

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expected," "assumptions," "estimate," and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

Overview

Net income for the second quarter ended June 30, 2000, was $ 8.5 million, up 11.7% from the second quarter 1999 net income of $7.6 million. Net income per share (diluted) was $0.40 for the second quarter of 2000 as compared to $0.35 for the same period in 1999. Return on equity for the second quarter of 2000 was 20.38% compared to 19.90% in 1999.

For the year to date, the Corporation recorded net income of $ 17.0 million, up 2.4% from 1999. Net income per share (diluted) was $0.80, up from $0.76 a year earlier. Return on equity for the year to date was 20.64% as compared to 22.06% for the same period in 1999.

Lines of Business

Irwin Financial Corporation has five principal lines of business:

  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
  Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank)
  Commercial banking (Irwin Union Bank)
  Equipment leasing (includes Irwin Business Finance and the related activities of Irwin Union Bank)
  Venture capital (includes Irwin Ventures, Inc. and the related activities of Irwin Union Bank)

Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 1999:
Three Months	Six Months
Ended June 30,	Ended June 30,
(In Thousands)	2000	1999	2000	1999

Mortgage banking	$3,766	$5,622	$6,249	$11,570
Home equity lending	3,935	3,300	6,554	6,332
Commercial banking	1,647	1,851	3,553	3,516
Equipment leasing	(884)	-	(1,799)	-
Venture capital	(54)	-	4,243	-
Parent (includes consolidating entries)	95	(3,160)	(1,813)	(4,833)

	$8,505	$7,613	$16,987	$16,585

Mortgage Banking

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2000	1999	2000	1999

Loan origination fees	$8,931	$12,441	$16,359	$25,655
Gain from sales of loans	11,677	21,097	22,508	45,881
Loan servicing fees	12,958	14,226	26,337	28,294
Amortization and impairment of servicing assets, net of hedging	(6,269)	(4,780)	(11,881)	(15,700)
Net interest income	2,328	5,504	8,601	11,203
Provision for loan losses	64	(1,729)	21	(2,189)
Gain on sale of servicing	5,470	478	5,723	2,829
Other income	1,176	1,006	2,147	1,469
Total net revenues	36,335	48,243	69,815	97,442

Salaries and employee benefits	18,057	23,236	35,929	47,256
Other operating expenses	11,886	15,509	23,410	30,657

Income before tax	6,392	9,498	10,476	19,529
Income tax	2,626	3,876	4,227	7,959
Net income	$3,766	$5,622	$6,249	$11,570

Return on average equity	18.80%	20.60%	15.60%	21.10%
Mortgage loan originations	$1,080,673	$1,609,898	$1,942,990	$3,386,794

Selected Operating Data:	June 30,		December 31,
	2000		1999

Servicing portfolio	$10,261,375		$10,488,112
Mortgage loans held for sale	281,604		277,614
Mortgage servicing asset	133,010		132,648

Mortgage banking activities are conducted by Irwin Mortgage Corporation which originates, sells, and services residential mortgage loans throughout the United States.

Net income from mortgage banking for the second quarter was $3.8 million, down 33.0% from the same period in 1999. Year to date, net income was $6.2 million compared to $11.6 million in 1999. Return on average equity was 18.8% for the second quarter of 2000, compared to 20.6% during the same period in 1999. These declines relate to a continued rising interest rate environment which slowed production activity throughout the mortgage banking industry.

As a result of the rising interest rate environment, mortgage loan originations of $1.1 billion were 32.9% below the second quarter of 1999. For the year, originations totaled $1.9 billion, down 42.6% from 1999. Refinances accounted for 12.7% of loan production in the second quarter of 2000, and 13.3% year to date. This compares to 26.5% and 37.8%, respectively, in 1999. Lower production volume caused mortgage loan origination income to decrease 28.2% in the second quarter to $8.9 million. Year to date it was down 36.2% to $16.4 million.

As a result of lower loan production in the second quarter of 2000, gains on the sale of loans decreased 44.7% to $11.7 million and net interest income declined 57.7% to $2.3 million. Year to date, gains on sale of loans decreased 50.9% to $22.5 million. Net interest income year to date declined 23.2% to $8.6 million. Included in first quarter 2000 interest income was $3.0 million related to interest earned pursuant to a refund of federal income taxes due the company relating to a prior period tax return. Absent this one time item, net interest income for the six month period ended June 30, 2000, declined 50.0% compared to the same period in 1999.

Mortgage loan servicing fees totaled $13.0 million and $26.3 million for the second quarter and year to date 2000. This represents a decrease of 8.9% and 6.9%, respectively. The servicing portfolio totaled $10.3 billion at June 30, 2000, a 2.2% decrease from December 31, 1999.

Mortgage servicing assets totaled $133.0 million at June 30, 2000, relatively unchanged from December 31, 1999. The amortization and impairment of servicing assets, net of hedging, of $6.3 million in the second quarter of 2000 represents an increase of 31.2% compared to the same period in 1999. Year to date amortization and impairment totaled $11.9 million, down 24.3% from 1999.

The provision for loan losses was down $1.8 million and $2.2 million in the second quarter and year to date 2000 compared to the second quarter and year to date of 1999. The second quarter and year to date 2000 figures reflect a reclassification to reflect management's intent to sell non-performing residential mortgage loans on a flow basis, rather than managing them as part of a loan portfolio. Prior to the third quarter of 1999, all nonperforming loans held at the mortgage bank were included in the non-performing asset category. With the change, these non-performing loans are more appropriately classified as part of the portfolio of loans held for sale and carried at the lower of cost or market value. There is no economic difference in this accounting classification as marking the loans to market when valued at less than face value has the same effect as establishing a loan loss allowance.

Gains from the sale of mortgage servicing were up $5 million from the second quarter of 1999 to $5.5 million. Year to date gains from the sale of servicing totaled $5.7 million, up $2.9 million from 1999. This increase was the result of the company's effort to realize a portion of the increase in value in its servicing portfolio and to assist in the continued expansion of production assets by selling approximately $700 million of servicing during the quarter.

Salaries and employee benefits decreased 22.3% to $18.1 million for the second quarter of 2000. Year to date, salaries and employee benefits decreased 24.0% to $35.9 million. These declines reflect the company's efforts at cost reduction in light of reduced originations. The reduction was due to a decline in commissions as a result of lower loan production in 2000. The decline in loan production also impacted other operating expenses which decreased 23.4% in the second quarter of 2000 and 23.6% year to date.

Home Equity Lending

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2000	1999	2000	1999

Net interest income-unsold loans and other	$5,526	$2,788	$8,183	$6,459
I/O strip interest income	2,682	1,589	5,166	2,875
Gain from sale of loans	10,153	5,645	19,110	10,508
Loan servicing fees, net of amortization and impairment of servicing assets	1,283	891	2,402	1,543
Trading gains (losses)	4,902	152	8,291	387
Other revenue	(146)	768	354	1,106
Total net revenues	24,400	11,833	43,506	22,878
Operating expenses	17,945	8,533	32,685	16,546
Income before tax	6,455	3,300	10,821	6,332
Income tax	2,520	0	4,267	0
Net income	$3,935	$3,300	$6,554	$6,332

Other Selected Financial Data:	June 30,		December 31,
	2000		1999

Home equity loans and loans held for sale	$267,906		$233,326
Interest-only strip	95,439		57,833
Managed portfolio	1,154,009		842,403

The home equity lending business markets home equity and first mortgage loans through direct mail, telemarketing and the Internet to customers in 25 states.

Net income for the home equity lending business was $3.9 million, $6.5 million pre-tax, during the second quarter of 2000, and $6.6 million, $10.8 million pre-tax, for the year to date 2000. These results are compared to 1999 second quarter and year to date pre-tax net income of $3.3 million and $6.3 million, respectively. Income tax expense for the quarter and six month period ended June 30, 1999 was recorded at the parent company as the home equity lending business had not fully utilized its net operating loss carryforwards until late in 1999.

Net interest income increased for unsold loans and other, as well as on I/O strips for both the quarter and year to date versus 1999. The total increase in net interest income over 1999 was $3.8 million for the second quarter and $4.0 million year to date. These increases are a result of increased loan production during 2000 compared to 1999.

During the second quarter of 2000, home equity loan and line of credit production (originated and purchased)totaled $211.5 million, compared with $99.2 million in 1999. Year to date, loan production totaled $408.1 million, compared to $194.2 million in 1999. Included in the second quarter and year to date 2000 increases were $52.6 million and $151.9 million, respectively, in home equity loans which were acquired from other prime credit, high loan-to-value lenders.

Gains from the securitization of loans totaled $10.2 million in the second quarter 2000, up 79.9% from the second quarter 1999. Year to date gains from securitization of loans totaled $19.1 million versus $10.5 million in 1999. Gain on sale as a percentage of loans securitized was 5.4% and 5.0% for the six months ended June 30, 2000 and 1999, respectively. The company sold $224.6 million and $356.2 million, respectively, of product in the quarter and six month period ended June 30, 2000, versus $85.2 million and $212.2 million, respectively, during the quarter and six month period ended June 30, 1999.

The home equity lending business services the loans it has securitized and collects an annual fee of up to 1% of the outstanding principal balance of the securitized loans. Net servicing fee income totaled $1.3 million in the second quarter of 2000, up 44.0% from the same period in 1999. Year to date, net servicing fee income totaled $2.4 million, a 55.7% increase over 1999. The increase is due to growth in the servicing portfolio combined with a decline in the prepayments of underlying loans and resulting impairment of servicing assets caused by the rising interest rate environment.

Interest-only strips are carried at their market values determined using assumptions about the duration and performance of the securitized loans. At June 30, 2000, the assumed annual loss rates ranged from 0.25% to 3.00%, prepayment speeds ranged from 16% to 32% CPR (constant prepayment rate) per year, and the discount rate was 15%. To mitigate the interest rate risk associated with certain interest-only strips, the home equity lending business uses an interest rate cap which is also carried at its market value, which was $0.7 million at June 30, 2000.

Included in income during the second quarter of 2000 was an unrealized trading gain of $4.9 million recorded to adjust the carrying value of interest-only strips and the interest rate cap to their market values. This gain compares with a $0.2 million gain recorded in the second quarter of 1999. Year to date, trading gains totaled $8.3 million, compared with $0.4 million trading gain in 1999. The improvement in 2000 is due to increased volume of securitizations and a rising interest rate environment.

Operating expenses were $17.9 million in the second quarter of 2000, up $9.4 million from 1999. Year to date operating expenses were $32.7 million compared to $16.5 million a year earlier. These increases are reflective of the growth in the company's managed portfolio and growth in production.

Commercial Banking

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2000	1999	2000	1999

Net interest revenue	$9,181	$7,605	$18,181	$14,680
Provision for loan losses	(724)	(550)	(1,168)	(1,002)
Other income	2,944	2,990	5,876	6,132
Other operating expenses	8,679	7,075	17,054	14,156
Income before tax	2,722	2,970	5,835	5,654
Income tax	1,075	1,119	2,282	2,138
Net income	$1,647	$1,851	$3,553	$3,516

Return on average equity	12.83%	14.50%	12.39%	14.27%

Selected Balance Sheet Data:	June 30,		December 31,
	2000		1999

Securities and short-term investments	$22,065		$21,603
Loans and leases	873,339		720,493
Allowance for loan losses	(8,028)		(7,375)
Deposits	825,408		710,899

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

Net income for the commercial bank decreased in the second quarter by $0.2 million to $1.6 compared to the second quarter of 1999. Year to date, net income was $3.6 million, an increase of 1.1% over 1999. Net interest income improved 20.7% to $9.2 million in the second quarter of 2000. Year to date net interest income improved 23.8% to $18.2 million. These increases relate primarily to the commercial bank's continued growth in new markets. The provision for loan losses increased 31.6% to $724 thousand in the second quarter compared with a provision of $550 thousand a year earlier. Year to date provision increased 16.6% to $1.2 million compared with a provision of $1.0 million a year earlier.

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended June 30,		2000			1999
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets	$862,731	$19,497	9.08%	$616,675	$13,005	8.46%

Interest-bearing liabilities	779,758	10,264	5.29%	533,817	5,331	4.01%

Net interest income		$9,233		*	$7,674	*

Net interest margin	*	*	4.30%			4.99%

For the Six Months Ended June 30,		2000			1999
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets	$822,970	$36,638	8.95%	$597,625	$25,036	8.45%

Interest-bearing liabilities	738,541	18,353	4.99%	512,041	10,228	4.03%

Net interest income		$18,285		*	$14,808	*

Net interest margin	*	*	4.46%			5.00%

Interest margins during 2000 have declined as shown above compared to 1999 as a result of higher cost sources of funds and an allocation from the holding company of interest-bearing capital during the second quarter of 2000. Prior to this inter-company allocation, which has no consolidated impact, the net interest margin for the second quarter 2000 at the commercial bank declined 42 basis points compared to the same period in 1999.

Total operating expenses, including salaries and benefits, increased 22.6% from the second quarter of 1999 to $8.7 million. Year to date, total operating expenses were $17.1 million, an increase of 20.5% compared to 1999. The continued expansion of operations in new markets led to the increased non-interest expense in 2000.

Equipment Leasing

During 1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance. The company began organizing in the second quarter of 1999 and began lease originations in early 2000. During the second quarter of 2000, the leasing line of business incurred a pre-tax loss of $0.9 million. Year to date, the leasing line of business incurred a pre-tax loss of $1.8 million. These losses reflect expenses related to staffing, systems development and portfolio growth initiations in excess of portfolio revenue. Total loan and lease receivables originated during the three month and six month periods ended June 30, 2000 were $35.7 million and $51.5 million, respectively. The total loan and lease portfolio now totals $50.8 million.

Venture Capital

During 1999, the Corporation formed Irwin Ventures, Inc., a venture capital company which makes minority investments in early-stage financial services-related businesses. Its primary focus is on businesses which plan to use technology as a key component of their competitive strategy. The company seeks to make investments in opportunities where the financial services experience and expertise of Irwin Ventures' management team can add superior value to innovative companies. The Corporation's Board of Directors has approved an allocation of up to 10% of the Corporation's capital base to support this subsidiary. During the second quarter of 2000 the venture capital line of business recorded a net loss of $54 thousand related to operating expenses. Year to date, the venture capital line of business recorded net income of $4.2 million which resulted principally from valuation increases in one of its portfolio investments.

Venture capital investments held by Irwin Ventures, Inc. are carried at fair value with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospectus. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. There were no valuation adjustments required during the quarter for the venture capital investments.

At June 30, 2000 the business had investments in the following companies:

Company	Public/Private	Investment At Cost	Carrying Value

LiveCapital.com	Private	$1.94 million	$10.70 million
Bremer Associates, Incorporated	Private	$1.17 million	$1.17 million
DocuTouch	Private	$0.50 million	$0.50 million

Parent Company (including consolidating entries)

For the quarter ended June 30, 2000, the parent company recorded net income of $95 thousand compared with a net loss of $3.2 million a year earlier. Year to date, the parent company recorded a $1.8 million net loss compared to a $4.8 million net loss in 1999. The parent company recorded $0.4 million and $0.7 million of income tax benefit related to Irwin Business Finance for the three month and six month periods ended June 30, 2000. The parent company will continue to record tax benefits resulting from the operating losses of Irwin Business Finance until such time as Irwin Business Finance becomes profitable and utilizes all of its operating loss carryforwards.

The improvement in 2000 over 1999 primarily relates to an intercompany allocation of interest-bearing capital from the parent company to each of the Corporation's four asset-generating lines of business. The parent began this allocation process on April 1, 2000.

Consolidated Income Statement Analysis

Net interest income for the second quarter of 2000 totaled $21.5 million, up 21.2% from the second quarter of 1999. For the year, net interest income totaled $41.8 million, a 17.1% increase over 1999. The increase was due primarily to increased loans outstanding at the community bank and home equity business which offset declines at the mortgage bank resulting from the rising interest rate environment.

The loan and lease loss provision was $1.1 million for the second quarter of 2000, as compared with $2.3 million for the same period in 1999. For the year, the provision totaled $2.3 million versus $3.5 million in 1999. See the section on credit risk for additional information on the loan loss provision.

Noninterest income was down 1.1% to $52.9 million in the second quarter of 2000. Year to date, noninterest income was down 4.7% to $103.0 million. The decline in 2000 versus 1999 was caused primarily by lower revenues at the Corporation's mortgage banking line of business as a result of the rising interest rate environment which slowed loan production activity. These reduced revenues were partially offset by increased revenues at the home equity line of business resulting from increased production and increased loan sales.

Other expenses increased 5.9% in the second quarter of 2000 to $58.0 million. For the year, other expenses increased $2.1 million or 2.0% over 1999.

The effective income tax rate for the Corporation was 39.7% during the second quarter of 2000 and 39.9% year to date. This compares with 41.3% in the second quarter of 1999 and 40.9% year to date 1999.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at June 30, 2000, were $2.0 billion, up from December 31, 1999 total assets of $1.7 billion. The increase was due primarily to growth in loans at the commercial bank. The increase in assets was accompanied by a $0.3 billion increase in interest-bearing deposits primarily at the commercial bank. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $169.3 million at June 30, 2000, up from $148.9 million at December 31, 1999.

Shareholders' equity grew to $172.8 million as of June 30, 2000, an increase of 8.5% over year-end 1999 shareholders' equity of $159.3 million. Contributing to the growth in shareholders' equity was the issuance during the first quarter of 2000 of approximately $1.4 million in non-coupon, convertible preferred shares of the Corporation's stock. This stock was issued to certain qualified investors thought to be in a position to support deposit growth in certain of the expansion markets of the commercial banking line of business. Shareholders' equity as of June 30, 2000 was $8.17 per common share, an increase of 8.2% compared to December 31, 1999. The Corporation's equity to assets ratio ended the quarter at 8.67% compared to 9.48% at the end of 1999.

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

As of June 30, 2000, the allowance for loan and lease losses as a percentage of total loans and leases was 1.07% compared to 1.17% at December 31, 1999. For the three month and six month period ended June 30, 2000, the provision for loans and lease losses totaled $1.1 million and $2.3 million, respectively. This represents a decline in the amounts recorded of 52.0% and 36.2% compared to the corresponding periods in 1999. The decline in the provisions for 2000 compared to 1999 relates to a reclassification which is discussed in further detail in the mortgage banking line of business section of this document.

Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $6.5 million or 0.33% of total assets at June 30, 2000, compared to $8.1 million or 0.48% at December 31, 1999.

Nonperforming Assets	June 30,	December 31,	December 31,
(In Thousands)	2000	1999	1998

Accruing loans past due 90 days or more:
Real Estate Mortgage	$--	$--	$291
Commercial	718	58	252
Consumer	129	89	89
Subtotal	847	147	632

Nonaccrual loans:
Real Estate Mortgage	1,933	3,049	9,449
Commercial	1,065	748	1,052
Leasing	64	88	426
Consumer	158	273	174
Subtotal	3,220	4,158	11,101
Total nonperforming loans and leases	4,067	4,305	11,733

Other real estate owned	2,473	3,752	3,506

Total nonperforming assets	$6,540	$8,057	$15,239

Nonperforming assets to total assets	0.33%	0.48%	0.78%

Liquidity

Liquidity is the availability of funds to meet the daily requirements of the business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales through short-term borrowings.

The objectives of liquidity management are to ensure that funds will be available to meet demands and that funds are available at a reasonable cost. Liquidity is managed by the parent company and liquidity management committees at each line of business.

Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2000, the ratio of loans and loans held for sale was 120.5%. These loans carry an interest rate equal to the current market rate for first and second lien mortgage loans. Liquidity is significantly improved since nearly all mortgage loans held for sale are in the process of being securitized and sold. The holding period for an individual loan typically does not exceed 90 days.

Interest Rate Risk

The primary market risk associated with asset/liability management activities is interest rate risk. Because the assets are not perfectly matched with the liabilities funding those assets, sensitivity of earnings to interest rate changes exists. Interest rate exposure is the sensitivity of net interest income and the fair market value of net assets to changes in interest rates.

An Asset/Liability Management Committee at each of the Corporation's lines of business monitors the repricing structure of assets, liabilities, and off-balance-sheet items, over various time horizons and exposure to varying interest rate scenarios. Numerous factors are incorporated into the model including prepayment speeds, net interest margin, fee income, and the impact that a comprehensive mark-to-market valuation would have on equity. Risk measures and assumptions are regularly reevaluated and modeling tools are enhanced as needed.

The commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loan and lease products, and mitigate this risk by managing the duration of the liabilities raised to support their portfolios.

The mortgage banking business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. Closed loans are held only temporarily until a pool is formed. To mitigate this risk, the mortgage bank buys commitments to deliver loans at a fixed price.

The mortgage and home equity lines of business are also exposed to interest rate risk through their ownership of servicing assets and interest only strips. As discussed in the analysis of each line of business earlier in this report, offsets to these exposures include maintaining a strong production operation, selective sales of the servicing rights, match funded asset-backed securities sales, and the use of financial hedges.

The following tables reflect management's estimate of the present value of interest sensitive assets, liabilities, and off-balance-sheet items as of June 30, 2000. In addition to showing the estimated fair market value at current rates, it also includes estimates of the fair market value of existing business based on a hypothetical up and down 100 and 200 basis point instantaneous shock in interest rates.

The first table is an economic analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. The second table is an accounting analysis showing the same net present value impact, adjusted for expected GAAP treatment. Neither analysis takes into account the book value of the non-interest sensitive assets and liabilities (such as cash, accounts receivable, and fixed assets), the value of which is not directly determined by interest rates.

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply to June 30, 2000 book of business only. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.
Economic Value Change Method
Present Value
At June 30, 2000
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets	$1,021,616	$1,001,427	$982,275	$964,227	$947,070
Loans Held for Sale	492,892	487,071	481,397	475,754	469,928
Mortgage Servicing Rights	99,146	145,803	175,258	180,979	184,169
Interest-Only Strips	91,738	94,879	98,130	101,003	103,665
Total Interest Sensitive Assets	1,705,392	1,729,180	1,737,060	1,721,963	1,704,832

Interest Sensitive Liabilities
Deposits	-832,863	-829,154	-825,510	-821,936	-818,462
Short Term Borrowings	-412,699	-410,997	-409,399	-407,820	-406,259
Long Term Debt	-86,749	-83,337	-79,333	-74,827	-69,795
Total Interest Sensitive Liabilities	-1,332,311	-1,323,488	-1,314,242	-1,304,583	-1,294,516

Interest Sensitive Off Balance Sheet Items	117	397	936	1,613	2,318

Net Sensitivity as of June 30, 2000	$373,198	$406,089	$423,754	$418,993	$412,634

Potential Change	($50,556)	($17,665)	$-	($4,761)	($11,120)

Net Sensitivity as of December 31, 1999	$271,838	$315,927	$334,983	$333,872	$327,352

Potential Change	($63,145)	($19,056)	$-	($1,111)	($7,631)

GAAP-Based Value Change Method
Present Value
At June 30, 2000
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets (1)	$-	$-	$-	$-	$-
Loans Held for Sale	481,397	481,397	481,397	475,754	469,928
Mortgage Servicing Rights	97,186	117,138	127,446	127,827	127,857
Interest-Only Strips	91,738	94,879	98,130	101,003	103,665
Total Interest Sensitive Assets	670,321	693,414	706,973	704,584	701,450

Interest Sensitive Liabilities
Deposits (1)
Short Term Borrowings (1)
Long Term Debt (1)
Total Interest Sensitive Liabilities (1)

Interest Sensitive Off Balance Sheet Items	117	397	936	1,613	2,318

Net Sensitivity as of June 30, 2000	$670,438	$693,811	$707,909	$706,197	$703,768

Potential Change	($37,471)	($14,098)	$-	($1,712)	($4,141)

Net Sensitivity as of December 31, 1999	$271,838	$315,927	$334,983	$333,872	$327,352

Potential Change	($63,145)	($19,056)	$-	($1,111)	($7,631)
  Value does not change in GAAP presentation.

Derivative Financial Instruments

The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. Prior to December 31, 1999, the value of mortgage servicing assets was periodically hedged using options in treasury futures. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.7 million at June 30, 2000, and a notional amount of $26.1 million. Options on treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on the income statement. In the second quarter of 2000, the Corporation recorded virtually no gain or loss related to these derivative products. Year to date, the Corporation recorded a $0.1 million gain related to these products. This compares to losses of $0.3 million and $10.0 million in the second quarter and year to date 1999.

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
	Ratio
	required to
	be considered
	well-	June 30,	December 31,	December 31,
	capitalized	2000	1999	1998

Equity to Assets	n/a	8.67%	9.48%	7.46%
Risk-Based Capital	10.0%	11.24%	13.50%	12.25%
Tier I Capital	6.0%	9.50%	11.39%	11.63%
Tier I Leverage	5.0%	12.06%	12.77%	10.51%

Year 2000

The Corporation did not experience any significant Year 2000 related computer disruptions during the second quarter of 2000.

Part II

Item 1. Legal Proceedings

Kruta et al. v. Inland Mortgage Corporation. This class action lawsuit, initiated in October, 1995 and heard before a federal Multidistrict Litigation Panel in Chicago, Illinois, has been settled. Plaintiffs alleged they represented a nationwide class of persons who had mortgage escrow accounts allegedly improperly managed by Irwin Mortgage. On June 13, 2000, the Court issued a final order approving the settlement in which Irwin Mortgage will honor discount certificates for qualified class members of one hundred eighty dollars each to reduce closing costs associated with refinancing or obtaining a new first mortgage loan from Irwin Mortgage for a period of five years.

Part II

Item 6

  Exhibits to Form 10-Q

Number Assigned In Regulation S-K		Sequential Numbering System Page Number
Item 601	Description	of Exhibit

(2)	No Exhibit

(3)	No Exhibit

(4)	No Exhibit

(10)	No Exhibit

(11)	Computation of earnings per share is included in the footnotes to the financial statements

(15)	No Exhibit

(18)	No Exhibit

(19)	No Exhibit

(22)	No Exhibit

(23)	No Exhibit

(24)	No Exhibit

(27)	Financial Data Schedule

(99)	No Exhibit

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

/s/ Gregory F. Ehlinger

By:____________________________________

Gregory F. Ehlinger

Chief Financial Officer

/s/ Jody A. Littrell

By:_____________________________________

Jody A. Littrell

Corporate Controller

(Chief Accounting Officer)