Form 10-Q
period 2000-09-30
IRWIN FINANCIAL CORPORATION
filed 2000-11-14
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes __X__   No _____

As of November 7, 2000 there were outstanding 21,016,114 common shares, no par value, of the Registrant.

Part 1

Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	September 30,	December 31,
Assets:	2000	1999
Cash and cash equivalents	$ 65,672	$ 47,215
Interest-bearing deposits with financial institutions	35,408	26,785
Trading assets	104,315	59,025
Investment securities (Market value: $36,416 in 2000 and $37,464 in 1999) - Note 2	36,822	37,508
Loans held for sale - Note 3	490,690	508,997
Loans and leases, net of unearned income - Note 4	1,117,746	733,424
Less: Allowance for loan and lease losses - Note 5	(12,629)	(8,555)
	1,105,117	724,869
Servicing assets - Note 6	140,966	138,500
Accounts receivable	59,011	49,415
Accrued interest receivable	13,731	8,430
Premises and equipment	29,373	23,368
Other assets	69,017	56,735
	$ 2,150,122	$ 1,680,847
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$ 274,888	$ 218,402
Interest-bearing	487,614	411,400
Certificates of deposit over $100,000	557,662	240,516
	1,320,164	870,318
Short-term borrowings- Note 7	442,338	473,103
Long-term debt- Note 8	29,596	29,784
Other liabilities	128,834	100,275
Total liabilities	1,920,932	1,473,480

Commitments and contingencies - Note 11

Company-obligated mandatorily redeemable
preferred securities of subsidiary trust- Note 9	48,125	48,071

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; issued 96,336 shares as of September 30, 2000 and
none as of December 31, 1999	1,386	-
Common stock; no par value - authorized 40,000,000 shares;
issued 23,402,080 shares as of September 30, 2000 and December 31, 1999;
including 2,397,764 and 2,297,303 shares in treasury as of September 30,
2000 and December 31, 1999 respectively	29,965	29,965
Additional paid-in capital	4,311	4,250
Accumulated other comprehensive income	(160)	(70)
Retained earnings	193,440	171,101
	228,942	205,246
Less treasury stock, at cost	(47,877)	(45,950)
Total shareholders' equity	181,065	159,296
	$ 2,150,122	$ 1,680,847

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Three Months Ended
	September 30,
(In thousands, except for per share)	2000	1999
Interest income:
Loans and leases	$ 24,435	$ 13,724
Investment securities:
Taxable	1,145	948
Tax-exempt	64	64
Loans held for sale	18,449	15,175
Trading account	3,520	1,651
Federal funds sold	22	87
Total interest income	47,635	31,649
Interest expense:
Deposits	14,716	6,107
Short-term borrowings	10,264	6,540
Long-term debt	605	456
Total interest expense	25,585	13,103
Net interest income	22,050	18,546
Provision for loan and lease losses - Note 5	1,356	364
Net interest income after provision for
loan and lease losses	20,694	18,182
Other income:
Loan origination fees	13,854	13,327
Gain from sale of loans	24,625	19,334

Loan servicing fees	14,857	14,510
Amortization and impairment of servicing assets	10,234	6,454
Net loan administration income	4,623	8,056
Gain on sale of mortgage servicing assets	8,709	3,557
Trading gains (losses)	1,832	(744)
Brokerage fees and commissions	535	353
Trust fees	538	543
Service charges on deposit accounts	498	443
Insurance commissions, fees and premiums	1,303	1,430
Other	1,957	634
	58,474	46,933
Other expense:
Salaries	32,284	28,470
Pension and other employee benefits	4,916	4,517
Office expense	3,508	3,484
Premises and equipment	7,039	5,825
Marketing and development	3,618	2,041
Other	11,383	5,161
	62,748	49,498
Income before income taxes	16,420	15,617
Provision for income taxes	6,118	5,732
	10,302	9,885
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust	1,174	1,174
Net income available to common shareholders	$ 9,128	$ 8,711

Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 0.43	$ 0.41
Diluted - Note 10	$ 0.43	$ 0.40
Dividends per share of common stock	$ 0.06	$ 0.05

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Nine Months Ended
	September 30,
(In thousands, except for per share)	2000	1999
Interest income:
Loans and leases	$ 63,967	$ 37,954
Investment securities:
Taxable	3,073	2,934
Tax-exempt	192	206
Loans held for sale	50,097	47,588
Trading account	8,685	4,526
Federal funds sold	115	505
Total interest income	126,129	93,713
Interest expense:
Deposits	34,725	17,527
Short-term borrowings	25,763	21,381
Long-term debt	1,768	551
Total interest expense	62,256	39,459
Net interest income	63,873	54,254
Provision for loan and lease losses - Note 5	3,610	3,895
Net interest income after provision for
loan and lease losses	60,263	50,359
Other income:
Loan origination fees	37,250	41,670
Gain from sale of loans	58,115	74,994

Loan servicing fees	44,781	45,885
Amortization and impairment of servicing assets	23,044	12,512
Net loan administration income	21,737	33,373
Gain on sale of mortgage servicing assets	14,432	6,386
Trading gains (losses)	10,123	(11,130)
Brokerage fees and commissions	1,567	1,116
Trust fees	1,703	1,663
Service charges on deposit accounts	1,410	1,290
Insurance commissions, fees and premiums	3,858	2,831
Other	11,296	2,801
	161,491	154,994
Other expense:
Salaries	87,766	85,877
Pension and other employee benefits	15,839	14,500
Office expense	10,021	9,899
Premises and equipment	20,144	17,297
Marketing and development	12,331	7,180
Other	28,619	24,573
	174,720	159,326
Income before income taxes	47,034	46,027
Provision for income taxes	17,397	17,208
	29,637	28,819
Distribution on company-obligated mandatorily
redeemable preferred securities of subsidiary trust	3,523	3,523
Net income available to common shareholders	$ 26,114	$ 25,296

Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 1.24	$ 1.17
Diluted - Note 10	$ 1.23	$ 1.15
Dividends per share of common stock	$ 0.18	$ 0.15

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)
			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid in	Treasury	Preferred
(In thousands)	Total	Earnings	Income	Stock	Capital	Stock	Stock

Balance at July 1, 2000	$172,817	$185,570	$ (105)	$29,965	$ 4,334	$(48,333)	$ 1,386
Comprehensive income:
Net income	9,128	9,128
Unrealized gains/losses on investment securities	45		45
Foreign currency adjustment	(100)		(100)
Total	9,073
Cash dividends	(1,258)	(1,258)
Purchase of treasury stock	(30)					(30)
Sales of treasury stock	463				(23)	486
Preferred stock issued	-
Balance September 30, 2000	$181,065	$193,440	$ (160)	$29,965	$ 4,311	$(47,877)	$ 1,386

Balance at July 1, 1999	$152,750	$156,655	$ (9)	$29,965	$ 1,519	$(35,380)	$ -
Comprehensive income:
Net income	8,711	8,711
Unrealized gains/losses on investment securities	(4)		(4)
Total	8,707
Cash dividends	(1,073)	(1,073)
Purchase of treasury stock	(4,616)					(4,616)
Sales of treasury stock	2,987				2,558	429
Balance September 30, 1999	$158,755	$164,293	$ (13)	$29,965	$ 4,077	$(39,567)	$ -

The accompanying notes are an integral part of the consolidated financial statements.

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(Unaudited)
			Accumulated
			Other		Additional
		Retained	Comprehensive	Common	Paid in	Treasury	Preferred
(In thousands)	Total	Earnings	Income	Stock	Capital	Stock	Stock

Balance at January 1, 2000	$159,296	$171,101	$ (70)	$29,965	$ 4,250	$(45,950)	$ -
Comprehensive income:
Net income	26,114	26,114
Unrealized gains/losses on investment securities	10		10
Foreign currency adjustment	(100)		(100)
Total	26,024
Cash dividends	(3,775)	(3,775)
Purchase of treasury stock	(3,414)					(3,414)
Sales of treasury stock	1,548				61	1,487
Preferred stock issued	1,386						1,386
Balance September 31, 2000	$181,065	$193,440	$ (160)	$29,965	$ 4,311	$(47,877)	$ 1,386

Balance at January 1, 1999	$145,233	$142,232	$ 85	$29,965	$ 2,595	$(29,644)	$ -
Comprehensive income:
Net income	25,296	25,296
Unrealized gains/losses on investment securities	(98)		(98)
Total	25,198
Cash dividends	(3,235)	(3,235)
Purchase of treasury stock	(11,735)					(11,735)
Sales of treasury stock	3,294				1,482	1,812
Balance September 30, 1999	$158,755	$164,293	$ (13)	$29,965	$ 4,077	$(39,567)	$ -

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2000	1999
(In thousands)
Net income	$ 26,114	$ 25,296
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	6,675	5,560
Amortization and impairment of servicing assets	23,044	12,512
Provision for loan and lease losses	3,610	3,895
Amortization of premiums, less accretion of discounts	(80)	1,085
Decrease in loans held for sale	18,307	425,780
Gain on sale of mortgage servicing assets	(14,432)	(6,386)
Net increase in trading assets	(45,290)	(14,967)
Other, net	(4,257)	9,505
Net cash provided by operating activities	13,691	462,280

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-Maturity	1,035	8,495
Available-for-Sale	(1)	3,317
Purchase of investment securities:
Held-to-Maturity	(251)	-
Available-for-Sale	-	(5,944)
Net increase in interest-bearing
deposits with financial institutions	(8,623)	(12,296)
Net increase in loans, excluding sales	(341,969)	(140,293)
Sale of loans	18,919	22,928
Additions to mortgage servicing assets	(42,549)	(96,541)
Proceeds from sale of mortgage servicing assets	31,471	86,412
Acquisition of Onset Capital Corporation, net of cash acquired	(837)	-
Other, net	(10,144)	(4,100)
Net cash used by lending and investing activities	(352,949)	(138,022)

Financing activities:
Net increase (decrease) in deposits	449,846	(133,278)
Net decrease in short-term borrowings	(87,642)	(181,761)
Prodeeds from long-term debt	-	30,000
Repayments of long-term debt	(223)	(2,400)
Issuance of preferred stock	1,386	-
Purchase of treasury stock	(3,414)	(11,735)
Proceeds from sale of stock for employee benefit plans	1,548	3,294
Dividends paid	(3,775)	(3,235)
Net cash provided (used) by financing activities	357,726	(299,115)
Effect of exchange rate changes on cash	(11)	-
Net increase (decrease) in cash and cash equivalents	18,457	25,143
Cash and cash equivalents at beginning of period	47,215	77,522
Cash and cash equivalents at end of period	$ 65,672	$ 102,665

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 55,454	$ 38,816
Income taxes	$ 4,364	$ 8,219

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial data as of September 30, 2000 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 is unaudited; however, in the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.
Reclassifications: Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.
Derivatives: On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the market value of derivatives would be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," deferring its effective date to fiscal years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" amending SFAS 133. The Corporation will adopt SFAS 133 on January 1, 2001. Because of the Corporation's limited use of derivatives, Management does not believe the adoption of this statement will have a material impact on it financial position or results of operations.

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

Foreign Currency: Assets and liabilities of foreign entities, where the local currency is the functional currency, have been translated at quarter-end exchange rates, and income and expenses have been translated to U.S. dollars at average-period rates. Adjustments resulting from translation have been recorded in accumulated other comprehensive income as a component of shareholders' equity.
NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized losses of $100 thousand and $117 thousand on available-for-sale securities at September 30, 2000 and December 31, 1999, respectively, are summarized as follows:

		September 30,	December 31,
(In thousands)		2000	1999

Held-to-Maturity
US Treasury and Government obligations		$ 21,004	$ 21,238
Obligations of states and political subdivisions		4,586	4,706
Mortgage-backed securities		2,308	2,981
Corporate Obligations		250	--
Total Held-to-Maturity		28,148	28,925

Available-for-Sale
US Treasury and Government obligations		4,941	4,934
Mortgage-backed securities		3,056	3,070
Other		677	579
Total Available-for-Sale		8,674	8,583

Total Investments		$ 36,822	$ 37,508

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

NOTE 3 - LOANS HELD FOR SALE

Loans held for sale are stated at the lower of cost or market as of the balance sheet date.

NOTE 4 - LOANS AND LEASES

Loans and leases are summarized as follows:
		September 30,	December 31,
(In thousands)		2000	1999

Commercial, financial and agricultural		$ 646,990	$ 443,985
Real estate-construction		161,172	121,803
Real estate-mortgage		131,240	115,265
Consumer		46,498	48,936
Direct financing leases		157,312	3,890
Unearned income		(25,466)	(455)

		$ 1,117,746	$ 733,424

NOTE 5 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

		September 30,	December 31,
(In thousands)		2000	1999

Balance at beginning of period		$ 8,555	$ 9,888

Acquisition of Onset Capital		1,908	-
Provision for loan and lease losses		3,610	4,443
Reduction due to sale of loans		-	(3,126)
Reduction due to reclassification of loans to held for sale		(16)	(922)
Recoveries		341	503
Charge-offs		(1,743)	(2,231)
Other		(26)	-

Balance at end of period		$ 12,629	$ 8,555

NOTE 6- SERVICING ASSETS

Included on the consolidated balance sheet at September 30, 2000 and December 31, 1999 are $141.0 million and $138.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

Mortgage Servicing Asset:
		September 30,	December 31,
(In thousands)		2000	1999
Beginning Balance		$ 138,500	$ 117,129
Additions		42,549	84,653
Amortization and impairment		(23,044)	(15,702)
Reduction for servicing sales		(17,039)	(47,580)
		$ 140,966	$ 138,500

NOTE 7- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

		September 30,	December 31,
(In thousands)		2000	1999

Federal funds and Federal Home Loan Bank borrowings		$ 180,000	$ 173,000
Lines of Credit and Other		174,301	231,413
Repurchase agreements and drafts payable related to
mortgage loan closings		73,556	46,796
Commercial paper		14,481	21,894

Total		$ 442,338	$ 473,103

Repurchase agreements at December 31, 1999, include $0.7 million in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $73.6 million and $46.1 million at September 30, 2000 and December 31, 1999, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 7.13% to the lender's prime rate at September 30, 2000.

NOTE 8 -- LONG-TERM DEBT

Long-term debt at September 30, 2000 consists of a note payable of $30.0 million with an interest rate of 7.58% that will mature on July 7, 2014. The note is shown on the balance sheet net of capitalized issuance costs.

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

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:

		Effects of Stock
	Basic Earnings	Options and	Diluted Earnings
(In thousands, except share data)	Per Share	Preferred shares	Per Share
Three months ended September 30, 2000
Net income available to common shareholders	$ 9,128	$ -	$ 9,128
Shares	20,986	223	21,209
Per-Share Amount available to common shareholders	$ 0.43	$ -	$ 0.43

Nine months ended September 30, 2000
Net income available to common shareholders	$ 26,114	$ -	$ 26,114
Shares	21,001	211	21,212
Per-Share Amount available to common shareholders	$ 1.24	$ (0.01)	$ 1.23

	Basic Earnings	Effects of	Diluted Earnings
	Per Share	Stock Options	Per Share
Three months ended September 30, 1999
Net income available to common shareholders	$ 8,711	$ -	$ 8,711
Shares	21,498	345	21,843
Per-Share Amount available to common shareholders	$ 0.41	$ (0.01)	$ 0.40

Six months ended September 30, 1999
Net income available to common shareholders	$ 25,296	$ -	$ 25,296
Shares	21,605	362	21,967
Per-Share Amount available to common shareholders	$ 1.17	$ (0.02)	$ 1.15

NOTE 11 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.
Irwin Mortgage Corporation (IMC) is a defendant in a class action lawsuit relating to IMC's payment of broker fees to mortgage brokers. The litigation is pending on appeal before the U. S. Court of Appeals for the 11th Circuit for review of the class certification. Because the case is in the early stages of litigation, the Corporation is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies". Below is a summary of each segment's revenues, net income, and assets for 2000 and 1999:

	Mortgage	Home Equity	Commercial	Equipment	Venture
(In thousands)	Banking	Lending	Banking	Leasing	Capital	Other	Consolidated
For the three months ended September 30, 2000
Net interest income, net of provision	$ 5,494	$ 7,927	$ 8,103	$ 638	$ (244)	$ (1,224)	$ 20,694
Intersegment interest	(2,127)	(487)	1,603	(13)	-	1,024	-
Other revenue	21,190	20,181	2,919	504	(13)	13,693	58,474
Intersegment revenues	12,239	-	43	-	100	(12,382)	-
Total net revenues	36,796	27,621	12,668	1,129	(157)	1,111	79,168
Other expense	29,999	20,233	4,320	1,653	121	6,422	62,748
Intersegment expenses	538	153	4,931	2	-	(5,624)	-
Net income before taxes	6,259	7,235	3,417	(526)	(278)	313	16,420
Income taxes	2,398	2,745	1,167	15	(112)	(95)	6,118
	3,861	4,490	2,250	(541)	(166)	408	10,302
Distribution on Preferred Securities	166	529	453	26	-	-	1,174
Net income available to shareholders	$ 3,695	$ 3,961	$ 1,797	$ (567)	$ (166)	$ 408	$ 9,128
Assets at September 30, 2000	$564,846	$ 405,173	$1,061,797	$132,388	$15,053	$(29,135)	$ 2,150,122

For the three months ended September 30, 1999
Net interest income, net of provision	$ 7,105	$ 4,895	$ 7,626	$ (4)	$ 3	$ (1,443)	$ 18,182
Intersegment interest	(982)	(361)	-	-	-	1,343	-
Other revenue	38,917	6,264	2,734	-	1,295	(2,277)	46,933
Intersegment revenues	-	-	41	-	-	(41)	-
Total net revenues	45,040	10,798	10,401	(4)	1,298	(2,418)	65,115
Other expense	33,550	8,099	7,064	359	20	406	49,498
Intersegment expenses	605	145	272	-	-	(1,022)	-
Net income before taxes	10,885	2,554	3,065	(363)	1,278	(1,802)	15,617
Income taxes	4,410	-	1,188	-	491	(357)	5,732
	6,475	2,554	1,877	(363)	787	(1,445)	9,885
Distribution on Preferred Securities	-	-	-	-	-	1,174	1,174
Net income available to shareholders	$ 6,475	$ 2,554	$ 1,877	$ (363)	$ 787	$ (2,619)	$ 8,711
Assets at December 31, 1999	$549,966	$ 339,640	$ 789,560	$ 543	$ 8,096	$ (6,958)	$ 1,680,847

	Mortgage	Home Equity	Commercial	Equipment	Venture
(In thousands)	Banking	Lending	Banking	Leasing	Capital	Other	Consolidated
For the nine months ended September 30, 2000
Net interest income, net of provision	$ 18,850	$ 22,536	$ 22,874	$ 661	$ (603)	$ (4,055)	$ 60,263
Intersegment interest	(6,523)	(1,351)	4,230	(47)	(1)	3,692	-
Other revenue	65,121	50,338	8,714	514	7,407	29,397	161,491
Intersegment revenues	29,501	-	124	-	300	(29,925)	-
Total net revenues	106,949	71,523	35,942	1,128	7,103	(891)	221,754
Other expense	88,215	52,080	2,810	3,426	310	27,879	174,720
Intersegment expenses	1,661	993	23,493	22	-	(26,169)	-
Net income before taxes	17,073	18,450	9,639	(2,320)	6,793	(2,601)	47,034
Income taxes	6,625	7,011	3,449	15	2,716	(2,419)	17,397
	10,448	11,439	6,190	(2,335)	4,077	(182)	29,637
Distribution on Preferred Securities	504	924	840	31	-	1,224	3,523
Net income available to shareholders	$ 9,944	$ 10,515	$ 5,350	$ (2,366)	$ 4,077	$ (1,406)	$ 26,114
Assets at September 30, 2000	$564,846	$ 405,173	$1,061,797	$132,388	$15,053	$(29,135)	$ 2,150,122

For the nine months ended September 30, 1999
Net interest income, net of provision	$ 17,328	$ 14,903	$ 21,304	$ (4)	$ (60)	$ (3,112)	$ 50,359
Intersegment interest	(2,192)	(1,035)	-	-	-	3,227	-
Other revenue	127,345	19,808	8,782	-	1,289	(2,230)	154,994
Intersegment revenues	-	-	125	-	-	(125)	-
Total net revenues	142,481	33,676	30,211	(4)	1,229	(2,240)	205,353
Other expense	110,196	24,041	20,708	360	25	3,996	159,326
Intersegment expenses	1,872	749	784	-	-	(3,405)	-
Net income before taxes	30,413	8,886	8,719	(364)	1,204	(2,831)	46,027
Income taxes	12,368	-	3,327	-	480	1,033	17,208
	18,045	8,886	5,392	(364)	724	(3,864)	28,819
Distribution on Preferred Securities	-	-	-	-	-	3,523	3,523
Net income available to shareholders	$ 18,045	$ 8,886	$ 5,392	$ (364)	$ 724	$ (7,387)	$ 25,296
Assets at December 31, 1999	$549,966	$ 339,640	$ 789,560	$ 543	$ 8,096	$ (6,958)	$ 1,680,847

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expected," "assumptions," "estimate," and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's business, legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

Overview

Net income for the third quarter ended September 30, 2000, was $9.1 million, up 4.8% from third quarter 1999 net income of $8.7 million. Net income per share (diluted) was $0.43 for the third quarter of 2000 as compared to $0.40 for the same period in 1999. Return on equity for the third quarter of 2000 was 21.04% compared to 22.31% in 1999.

For the year to date, the Corporation recorded net income of $26.1 million, up 3.2% from 1999. Net income per share (diluted) was $1.23, up from $1.15 a year earlier. Return on equity for the year to date was 20.88% as compared to 22.15% for the same period in 1999.

Lines of Business

Irwin Financial Corporation has five principal lines of business:
*	Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
*	Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank)
*	Commercial banking (Irwin Union Bank)
*	Equipment leasing (includes Irwin Business Finance, Onset Capital Corporation, and the related activities of Irwin Union Bank)
*	Venture capital (includes Irwin Ventures, Inc. and the related activities of Irwin Union Bank)

Listed below is net income by line of business for the quarter and year to date, as compared to the same periods in 1999:
Three Months	Nine Months
Ended September 30,	Ended September 30,
(In Thousands)	2000	1999	2000	1999

Mortgage banking	$3,695	$6,475	$9,944	$18,045
Home equity lending	3,961	2,554	10,515	8,886
Commercial banking	1,797	1,877	5,350	5,392
Equipment leasing	(567)	(363)	(2,366)	(364)
Venture capital	(166)	787	4,077	725
Parent (includes consolidating entries)	408	(2,619)	(1,406)	(7,388)

	$9,128	$8,711	$26,114	$25,296

Mortgage Banking

Selected Financial Data (shown in thousands):
Three Months	Nine Months
Ended September 30,	Ended September 30,
Selected Income Statement Data	2000	1999	2000	1999

Loan origination fees	$9,059	$11,612	$25,417	$37,267
Gain from sale of loans	11,469	15,761	33,977	61,798
Loan servicing fees	12,602	12,921	38,939	41,215
Amortization and impairment of servicing assets, net of hedging	(9,726)	(5,963)	(21,606)	(21,820)
Net interest income	3,322	6,061	12,261	17,264
Provision for loan losses	45	62	66	(2,128)
Gain on sale of servicing	8,709	3,557	14,432	6,386
Other income	1,316	1,029	3,463	2,499
Total net revenues	36,796	45,040	106,949	142,481

Salaries and employee benefits	18,399	21,825	54,328	69,081
Other operating expenses	12,304	12,330	36,052	42,987

Income before tax	6,093	10,885	16,569	30,413
Income tax	2,398	4,410	6,625	12,368
Net income	$3,695	$6,475	$9,944	$18,045

Return on average equity	21.11%	25.21%	18.94%	23.42%
Mortgage loan originations	$1,043,456	$1,382,946	$2,986,445	$4,769,740

Selected Operating Data:	September 30,		December 31,
	2000		1999

Servicing portfolio	$9,963,018		$10,488,112
Mortgage loans held for sale	259,223		277,614
Mortgage servicing asset	133,288		132,648

Mortgage banking activities are conducted by Irwin Mortgage Corporation which originates, sells, and services residential mortgage loans throughout the United States.

Net income from mortgage banking for the third quarter was $3.7 million, down 42.9% from the same period in 1999. Year to date, net income was $9.9 million compared to $18.0 million in 1999. Return on average equity was 21.11% for the third quarter of 2000, compared to 25.21% during the same period in 1999. These declines relate to decreased loan origination fees and lower interest income due to reduced volume resulting from higher interest rates and lower absorption of fixed costs.

As a result of the higher interest rate environment, mortgage loan originations of $1.0 billion were 24.5% below the third quarter of 1999. For the year, originations totaled $3.0 billion, down 37.4% from 1999. Refinances accounted for 13.2% of loan production in the third quarter of 2000, and 13.7% year to date. This compares to 15.9% and 31.6%, respectively, in 1999. Lower production volume caused mortgage loan origination income to decrease 22.0% in the third quarter to $9.1 million. Year to date it was down 31.8% to $25.4 million.

As a result of lower loan production in the third quarter of 2000, gains on the sale of loans decreased 27.2% to $11.5 million and net interest income declined 45.2% to $3.3 million. Year to date, gains on sale of loans decreased 45.0% to $34.0 million. Net interest income year to date declined 29.0% to $12.3 million.

Mortgage loan servicing fees totaled $12.6 million and $38.9 million for the third quarter and year to date 2000. This represents a decrease of 2.5% and 5.5%, respectively. The servicing portfolio totaled $10.0 billion at September 30, 2000, a 5.0% decrease from December 31, 1999.

Mortgage servicing assets totaled $133.3 million at September 30, 2000, compared to $132.6 million at December 31, 1999. The amortization and impairment of servicing assets of $9.7 million in the third quarter of 2000 represents an increase of 63.1% compared to the same period in 1999. Year to date amortization and impairment totaled $21.6 million, down 1.0% from 1999 amortization and impairment expense of $21.8 million. The year to date 1999 expense includes a $10.8 million hedging gain, offset partially by a $9.2 million reversal of the valuation allowance.

The provision for loan losses was down $2.2 million in the year to date 2000 compared to the same period in 1999. The year to date 2000 figures include a reclassification to reflect management's intent to sell non-performing residential mortgage loans on a flow basis, rather than managing them as part of a loan portfolio. Prior to the third quarter of 1999, all nonperforming loans held at the mortgage bank were included in the non-performing asset category. With the change, these non-performing loans are more appropriately classified as part of the portfolio of loans held for sale and carried at the lower of cost or market value. There is no economic difference in this accounting classification as marking the loans to market when valued at less than face value has the same effect as establishing a loan loss allowance.

Gains from the sale of mortgage servicing were up $5.2 million from the third quarter of 1999 to $8.7 million. Year to date gains from the sale of servicing totaled $14.4 million, up $8.0 million from 1999. This increase was the result of the company's effort to realize a portion of the increase in value in its servicing portfolio. In addition, the increased sales of servicing during the quarter enabled the company to continue investment in the loan origination portion of the business.

Salaries and employee benefits decreased 15.7% to $18.4 million for the third quarter of 2000. Year to date, salaries and employee benefits decreased 21.4% to $54.3 million. The reduction was due to a decline in commissions as a result of lower loan production in 2000. These declines reflect the company's efforts at cost reduction in light of reduced originations.

Home Equity Lending

Selected Financial Data (shown in thousands):
Three Months	Nine Months
Ended September 30,	Ended September 30,
Selected Income Statement Data	2000	1999	2000	1999

Net interest income- unsold loans and other	$3,866	$2,807	$12,269	$9,175
I/O strip interest income	3,574	1,727	8,916	4,693
Loan origination fees	4,683	1,545	11,513	3,861
Gain from sale of loans	11,585	4,035	23,865	12,630
Loan servicing fees	1,968	1,284	5,081	3,530
Amortization and impairment of servicing assets	(394)	(401)	(1,104)	(1,104)
Trading gains (losses)	1,832	(708)	10,123	(321)
Other revenue	507	509	860	1,212
Total net revenues	27,621	10,798	71,523	33,676
Operating expenses	20,915	8,244	53,997	24,790
Income before tax	6,706	2,554	17,526	8,886
Income tax	2,745	0	7,011	0
Net income Return of average equity Home equity originations	$3,961 30.56% $192,965	$2,554 13.16% $97,545	$10,515 25.55% $601,038	$8,886 16.35% $291,785

Other Selected Financial Data:	September 30,		December 31,
	2000		1999

Home equity loans and loans held for sale	$237,060		$233,326
Interest-only strip	103,903		57,833
Managed portfolio	1,283,517		842,403

The home equity lending business markets home equity and first mortgage loans through direct mail and telemarketing in 25 states, and through Internet-based solicitations.

Net income for the home equity lending business was $4.0 million, $6.7 million pre-tax, during the third quarter of 2000, and $10.5 million, $17.5 million pre-tax, for the year to date 2000. These results are compared to 1999 third quarter and year to date pre-tax net income of $2.6 million and $8.9 million, respectively. Income tax expense for the quarter and nine month period ended September 30, 1999 was recorded at the parent company as the home equity lending business had not fully utilized its net operating loss carryforwards until late in 1999.

Net interest income increased for unsold loans and other, as well as on I/O strips for both the quarter and year to date versus 1999. The total increase in net interest income over 1999 was $2.9 million for the third quarter and $7.3 million year to date. These increases are a result of increased loan production and sales during 2000 compared to 1999.

During the third quarter of 2000, home equity loan and line of credit production (originated and purchased)totaled $193.0 million, compared with $97.5 million in 1999. Year to date, loan production totaled $601.0 million, compared to $291.8 million in 1999. Included in the year to date 2000 increases were $151.9 million in home equity loans which were acquired from other prime credit, high loan-to-value lenders. There were no such acquisitions during the third quarter of 2000.

Gains from the securitization of loans totaled $11.6 million in the third quarter 2000, up 187.1% from the third quarter 1999. Year to date gains from securitization of loans totaled $23.9 million versus $12.6 million in 1999. Gain on sale as a percentage of loans securitized was 4.2% and 3.9% for the nine months ended September 30, 2000 and 1999, respectively. The company sold $209.0 million and $565.2 million, respectively, of product in the quarter and nine month period ended September 30, 2000, versus $74.9 million and $320.8 million, respectively, during the quarter and nine month period ended September 30, 1999.

The home equity lending business services the loans it has securitized and collects an annual fee of up to 1% of the outstanding principal balance of the securitized loans. Net servicing fee income totaled $1.6 million in the third quarter of 2000, up 78.3% from the same period in 1999. Year to date, net servicing fee income totaled $4.0 million, a 63.9% increase over 1999. The increase is primarily due to growth in the servicing portfolio.

The securitization of loans into the secondary market results in the creation of a residual asset which we refer to as interest-only strips. Interest-only strips are carried at their market values determined using assumptions about the duration and performance of the securitized loans. At September 30, 2000, the assumed annual loss rates ranged from 0.25% to 4.00%, prepayment speeds ranged from 6% to 37% CPR (constant prepayment rate) per year and 2% to 4% HEP (home equity prepayment rate), and the discount rate was 15%. To mitigate the interest rate risk associated with certain interest-only strips, the home equity lending business uses an interest rate cap which is also carried at its market value, which was $0.4 million at September 30, 2000.

Included in income during the third quarter of 2000 was a net unrealized trading gain of $1.8 million recorded to adjust the carrying value of interest-only strips and the interest rate cap to their market values. This net gain compares with a $0.7 million loss recorded in the third quarter of 1999. Year to date, trading gains totaled $10.1 million, compared with $0.3 million trading loss in 1999. The improvement in 2000 is due to increased volume of securitizations and a higher interest rate environment, which has slowed prepayment expectations and experience.

Operating expenses were $20.9 million in the third quarter of 2000, up $12.7 million from 1999. Year to date operating expenses were $54.0 million compared to $24.8 million a year earlier. These increases are reflective of the growth in the company's managed portfolio and growth in production.

Early in the fourth quarter of 2000, the home equity lending business acquired the residual interest, servicing rights and related whole loans of an approximately $400 million pool of previously securitized home equity lines of credit. The collateral supporting the pool is comprised of seasoned lines of credit predominantly up to 100% combined loan-to-value and similar in credit quality and yield to lines of credit originated by the company.

Commercial Banking

Selected Financial Data (shown in thousands):
Three Months	Nine Months
Ended September 30,	Ended September 30,
Selected Income Statement Data	2000	1999	2000	1999

Net interest revenue	10,340	$8,028	$28,906	$22,708
Provision for loan losses	(634)	(402)	(1,802)	(1,404)
Other income	2,962	2,775	8,838	8,907
Other operating expenses	9,704	7,336	27,143	21,492
Income before tax	2,964	3,065	8,799	8,719
Income tax	1,167	1,188	3,449	3,327
Net income	$1,797	$1,877	$5,350	$5,392

Return on average equity	14.19%	13.73%	12.88%	14.07%

Selected Balance Sheet Data:	September 30,		December 31,
	2000		1999

Securities and short-term investments	$21,980		$21,603
Loans and leases	974,539		720,493
Allowance for loan losses	(8,559)		(7,375)
Deposits	924,272		710,899

Commercial banking activities are conducted by Irwin Union Bank (the Bank) which is headquartered in Columbus, Indiana. In recent years, the Bank has implemented a growth plan that calls for expansion into new markets outside of its traditional markets in south-central Indiana, which involves opening new offices staffed by senior commercial loan officers who have prior experience with other commercial banks. Currently, the Bank operates 20 banking facilities in nine counties in Indiana. In addition, the Bank has four banking branches outside Indiana: three branches in Michigan located in Kalamazoo, Grandville (Grand Rapids), and Traverse City, and one branch in Carson City, Nevada. The bank also has loan production offices in Brentwood (St. Louis), Missouri; Louisville, Kentucky; and Salt Lake City, Utah. Offices in Las Vegas, Nevada and Phoenix, Arizona are expected to open in the fourth quarter, 2000.

Net income for the Bank decreased in the third quarter by $0.1 million to $1.8 million compared to the third quarter of 1999. Year to date, net income was $5.3 million, an decrease of 0.8% versus 1999. Net interest income improved 28.8% to $10.3 million in the third quarter of 2000 from $8.0 million for the same period in 1999. Year to date net interest income improved 27.3% to $28.9 million from $22.7 million for the same period in 1999. These increases relate primarily to the Bank's continued growth in new markets. The provision for loan losses increased 57.7% to $634 thousand in the third quarter compared with a provision of $402 thousand a year earlier. Year to date provision increased 28.3% to $1.8 million compared with a provision of $1.4 million a year earlier.

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:
For the Three Months Ended September 30,		2000		1999
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets	$939,304	$21,927	9.29%	$655,282	$14,137	8.56%

Interest-bearing liabilities	842,085	11,533	5.45%	569,073	6,065	4.23%

Net interest income		$10,394		*	$8,072	*

Net interest margin	*	*	4.40%			4.89%

For the Nine Months Ended September 30,		2000			1999
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets	$862,164	$58,570	9.07%	$617,030	$39,167	8.49%

Interest-bearing liabilities	771,123	29,500	5.11%	531,601	16,283	4.10%

Net interest income		$29,070		*	$22,884	*

Net interest margin	*	*	4.50%			4.96%

Interest margins during 2000 have declined as shown above compared to 1999 as a result of higher cost sources of funds, including increased use of brokered deposits and an allocation from the holding company of interest-bearing capital during the second quarter and third quarter of 2000. Prior to this inter-company allocation, which has no consolidated impact, the net interest margin for the third quarter and year to date 2000 at the Bank declined 39 basis points compared to the same periods in 1999.

Total operating expenses, including salaries and benefits, increased 32.3% in the third quarter of 2000 to $9.7 million compared to $7.3 million in the third quarter of 1999. Year to date, total operating expenses were $27.1 million, an increase of 26.3% compared to $21.5 million during the same period in 1999. The continued expansion of the Bank's operations into new markets led to the increased non-interest expense in 2000.

Equipment Leasing

During 1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance. The company began organizing in the second quarter of 1999 and began lease originations in early 2000. On July 14, 2000, the Corporation completed its acquisition of a 78% ownership position in Onset Capital Corporation, a Canadian small-ticket equipment leasing company. During the third quarter of 2000, the leasing line of business incurred a pre-tax loss of $0.6 million. Year to date, the leasing line of business incurred a pre-tax loss of $2.4 million. These losses reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenue. Total loan and lease receivables originated during the three month and nine month periods ended September 30, 2000 were $27.8 million and $79.3 million, respectively. The acquisition of Onset added approximately $60 million of new leases to the portfolio. The total loan and lease portfolio now totals $128.2 million at September 30, 2000.

Venture Capital

During 1999, the Corporation formed Irwin Ventures, Inc., a venture capital company which makes minority investments in early-stage financial services-related businesses. Its primary focus is on businesses which plan to use technology as a key component of their competitive strategy. The company seeks to make investments in opportunities where the financial services experience and expertise of Irwin Ventures' management team can add superior value to innovative companies. During the third quarter of 2000 the venture capital line of business recorded a net loss of $166 thousand related to operating expenses. Year to date, the venture capital line of business recorded net income of $4.1 million which resulted principally from valuation increases in one of its portfolio investments.

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

At September 30, 2000 the business had investments in the following companies:
Company	Public/Private	Investment At Cost	Carrying Value

LiveCapital.com	Private	$1.94 million	$10.70 million
Bremer Associates, Incorporated	Private	$1.17 million	$1.17 million
DocuTouch	Private	$1.00 million	$1.00 million
Total		$4.11 million	$12.87 million

Parent Company (including consolidating entries)

For the quarter ended September 30, 2000, the parent company recorded net income of $408 thousand compared with a net loss of $2.6 million a year earlier. Year to date, the parent company recorded a $1.4 million net loss compared to a $7.4 million net loss in 1999. The parent company recorded approximately $0.2 million and $0.9 million of income tax benefit related to Irwin Business Finance for the three month and nine month periods ended September 30, 2000. The parent company will continue to record tax benefits resulting from the operating losses of Irwin Business Finance until such time as Irwin Business Finance becomes profitable and utilizes all of its operating loss carryforwards.

The improvement in results in 2000 over 1999 primarily relates to an intercompany allocation of interest-bearing capital from the parent company to each of the Corporation's four asset-generating lines of business. The parent began this allocation process on April 1, 2000.

Consolidated Income Statement Analysis

Net interest income for the third quarter of 2000 totaled $22.0 million, up 18.9% from the third quarter of 1999. For the year, net interest income totaled $63.9 million, a 17.7% increase over 1999. The increase was due primarily to increased loans outstanding at the Bank and home equity business which offset declines in the mortgage banking lines of business resulting from the higher interest rate environment.

The loan and lease loss provision was $1.4 million for the third quarter of 2000, as compared with $0.4 million for the same period in 1999. For the year, the provision totaled $3.6 million versus $3.9 million in 1999. See the section on credit risk for additional information on the loan loss provision.

Noninterest income increased 24.6% to $58.5 million in the third quarter of 2000. Year to date, noninterest income increased 4.2% to $161.5 million. The increase in 2000 versus 1999 was caused primarily by increased revenues in the home equity line of business resulting from increased production and increased loan sales. These increased revenues were partially offset by lower revenues in the Corporation's mortgage banking line of business as a result of the higher interest rate environment which slowed loan production activity.

Other expenses increased 26.8% in the third quarter of 2000 to $62.7 million. For the year, other expenses increased $15.4 million or 9.7% over the same period in 1999.

The effective income tax rate for the Corporation was 40.1% during the third quarter of 2000 and 40.0% year to date. This compares with 39.7% in the third quarter of 1999 and 40.5% year to date 1999.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at September 30, 2000, were $2.2 billion, up from December 31, 1999 total assets of $1.7 billion. The increase was due primarily to growth in loans at the Bank. The increase in assets was accompanied by a $0.4 billion increase in interest-bearing deposits primarily at the Bank. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $180.6 million at September 30, 2000, up from $148.9 million at December 31, 1999.

Shareholders' equity grew to $181.1 million at September 30, 2000, an increase of 13.7% over year-end 1999 shareholders' equity of $159.3 million. Contributing to the growth in shareholders' equity was the issuance during the first quarter of 2000 of approximately $1.4 million in non-coupon, convertible preferred shares of the Corporation's stock. This stock was issued to certain qualified investors thought to be in a position to support deposit growth in certain of the expansion markets of the Bank. Shareholders' equity at September 30, 2000 was $8.55 per common share, an increase of 13.2% compared to December 31, 1999. The Corporation's equity to assets ratio ended the quarter at 8.42% compared to 9.48% at the year end of 1999.

Credit Risk

The assumption of credit risk is a key source of earnings for the commercial banking, home equity lending and equipment leasing lines of business. In addition, the mortgage banking business assumes some credit risk despite the fact that the mortgages are typically insured.

The credit risk in the loan portfolios of the Bank and the home equity lending business have the most potential to have a significant effect on consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are generally evaluated as a group. For I/O strips, a loss estimate is embedded in the residual value of the asset. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate which is based on management's judgement combined with a quantitative process of evaluation and analysis.

Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off.

At September 30, 2000, the allowance for loan and lease losses as a percentage of total loans and leases was 1.13% compared to 1.17% at December 31, 1999. For the three month period ended September 30, 2000, the provision for loans and lease losses totaled $1.4 million, a $1.0 million increase over 1999. For the nine month period ended September 30, 2000, the provision totaled $3.6 million, a $0.3 million decline compared to the corresponding period in 1999. The decline in the year to date provisions for 2000 compared to 1999 relates to a reclassification which is discussed in further detail in the mortgage banking line of business section of this report.

Nonperforming assets (loans 90 days past due, nonaccrual, and owned real estate) were $8.0 million or 0.37% of total assets at September 30, 2000, compared to $8.1 million or 0.48% at December 31, 1999. There were no restructured loans in 1999 or 2000.
Nonperforming Assets	September 30,	December 31,	December 31,
(In Thousands)	2000	1999	1998

Accruing loans past due 90 days or more:
Real Estate Mortgage	$205	$--	$291
Commercial	550	58	252
Leasing	366	--	--
Consumer	126	89	89
Subtotal	1,247	147	632

Nonaccrual loans:
Real Estate Mortgage	2,429	3,049	9,449
Commercial	784	748	1,052
Leasing	391	88	426
Consumer	149	273	174
Subtotal	3,753	4,158	11,101
Total nonperforming loans and leases	5,000	4,305	11,733

Other real estate owned	2,962	3,752	3,506

Total nonperforming assets	$7,962	$8,057	$15,239

Nonperforming assets to total assets	0.37%	0.48%	0.78%

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
	Ratio
	required to
	be considered
	well-	September 30,	December 31,	December 31,
	capitalized	2000	1999	1998

Equity to Assets	n/a	8.42%	9.48%	7.46%
Risk-Based Capital	10.0%	11.15%	13.50%	12.25%
Tier I Capital	6.0%	9.40%	11.39%	11.63%
Tier I Leverage	5.0%	12.01%	12.77%	10.51%

Derivative Financial Instruments

The Corporation hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. Prior to December 31, 1999, the value of mortgage servicing assets was periodically hedged using options in treasury futures. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.4 million and a notional amount of $26.1 million at September 30, 2000. Options on treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on the income statement. In the third quarter of 2000, the Corporation recorded a $0.2 million loss related to these derivative products. Year to date, the Corporation recorded a $0.1 million loss related to these products. This compares to gains of $0.1 million and losses of $10.3 million in the third quarter and year to date 1999, respectively.

Onset Capital Corporation, a Canadian leasing company acquired in the second quarter of 2000, hedges a significant portion of its interest rate risk using interest rate swaps and swaptions. At September 30, 2000, Onset had two interest rate swaps and five swaptions outstanding, hedging the timing mismatches which exist between $40.4 million of its fixed rate lease assets and its variable rate funding.

Onset pays a weighted-average fixed rate of 5.85% and receives a variable rate which is currently 5.81% on its combined interest rate swaps. The notional value of the interest rate swaps amortizes on a schedule that is designed to match the principal pay down of the loan portfolio with a final maturity date of April 24, 2006. Onset can reduce the notional value of the swaps by up to 10% if prepayments on the loans are greater than originally anticipated.

The swaptions exist to allow Onset the flexibility to switch its interest rate swaps from receiving a floating rate of interest to receiving a fixed rate of interest. Onset would exercise this option if it chose to switch the underlying funding source from a floating rate source to a fixed rate source.

Liquidity

Liquidity is the availability of funds to meet the daily requirements of the Corporation's business. For financial institutions, demand for funds comes principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through short-term borrowings.

The objectives of liquidity management are to ensure that funds will be available to meet current demands and that funds are available at a reasonable cost. Liquidity is managed by the parent company and liquidity management committees at each line of business.

Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2000, the ratio of loans and loans held for sale to total deposits was 121.8%. The Corporation is comfortable with this relatively high level due to its position in mortgage loans held for sale. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since the Corporation securitizes and sells nearly all these mortgage loans within a 90-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio is 84.7% at September 30, 2000

Part I

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Because assets are not perfectly match funded with like-term liabilities, earnings are subject to interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

An asset/liability management committee at each of the Corporation's lines of business monitors the repricing structure of assets, liabilities and off balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. The Corporate Asset/Liability Management Committee oversees the rate risk profile of the Corporation as a whole. Numerous factors are incorporated into the financial model including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. Risk measures and assumptions are regularly reevaluated and modeling tools are enhanced as needed.

The commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loans and leases, and mitigate this risk by managing the duration of the liabilities raised to support their portfolios.

The mortgage banking business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. Closed loans are held only temporarily until a pool is formed. To mitigate the risk that interest rates will rise between loan origination and securitization, the mortgage bank buys commitments to deliver loans at a fixed price.

The mortgage and home equity lines of business are also exposed to the risk that rates will decline, increasing prepayment speeds on loans which decreases the value of servicing assets and interest-only strips. As discussed in the line of business analysis section of this report, some offsets to these exposures exist in the form of a strong production operation, selective sales of servicing rights, match funded asset-backed securities sales and the use of financial hedges.

The following tables reflect management's estimate of the present value of interest sensitive assets, liabilities, and off balance sheet items at September 30, 2000. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis point in the entire yield curve.

The first table is an economic analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. The second table is an accounting analysis showing the same net present value impact, adjusted for expected GAAP treatment. Neither analysis takes into account the book values of the non-interest sensitive assets and liabilities (such as cash, accounts receivable, and fixed assets), the values of which are not directly determined by interest rates.

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply to September 30, 2000 book of business only. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

Economic Value Change Method
Present Value
At September 30, 2000
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets	$1,275,173	$1,252,840	$1,231,199	$1,210,684	$1,191,514
Loans Held for Sale	435,467	430,998	426,641	422,461	418,350
Mortgage Servicing Rights	86,704	130,148	167,453	181,209	182,274
Interest-Only Strips	97,726	101,521	106,138	110,839	115,285
Total Interest Sensitive Assets	1,895,070	1,915,507	1,931,431	1,925,193	1,907,423

Interest Sensitive Liabilities
Deposits	(935,527)	(931,172)	(926,897)	(922,701)	(918,638)
Short Term Borrowings	(468,584)	(467,282)	(465,994)	(464,723)	(463,469)
Long Term Debt	(87,787)	(84,668)	(80,963)	(76,754)	(71,608)
Total Interest Sensitive Liabilities	(1,491,898)	(1,483,122)	(1,473,854)	(1,464,178)	(1,453,715)

Interest Sensitive Off Balance Sheet Items	(829)	57	1,175	2,476	3,830

Net Market Value as of September 30, 2000	$402,343	$432,442	$458,752	$463,491	$457,538

Potential Change	($56,409)	($26,310)	$-	$4,739	($1,214)

Net Market Value as of December 31, 1999	$271,838	$315,927	$334,983	$333,872	$327,352

Potential Change	($63,145)	($19,056)	$-	($1,111)	($7,631)

GAAP-Based Value Change Method
Present Value
At September 30, 2000
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets (1)	$-	$-	$-	$-	$-
Loans Held for Sale	426,641	426,641	426,641	422,461	418,350
Mortgage Servicing Rights	90,342	118,137	132,265	136,565	136,602
Interest-Only Strips	97,726	101,522	106,138	110,839	115,285
Total Interest Sensitive Assets	614,709	646,300	665,044	669,865	670,237

Interest Sensitive Liabilities
Deposits (1)
Short Term Borrowings (1)
Long Term Debt (1)
Total Interest Sensitive Liabilities (1)

Interest Sensitive Off Balance Sheet Items	64	247	687	1,331	2,048

Net Market Value as of September 30, 2000	$614,773	$646,547	$665,731	$671,196	$672,285

Potential Change	($50,958)	($19,184)	$-	$5,465	$6,554

Net Market Value as of December 31, 1999	$271,838	$315,927	$334,983	$333,872	$327,352

Potential Change	($63,145)	($19,056)	$-	($1,111)	($7,631)

Value does not change in GAAP presentation.

Part II

Item 1. Legal Proceedings

Culpepper, et. al v. Inland Mortgage Corporation continues on appeal before the U.S. Court of Appeals for the 11th Circuit. This lawsuit was filed against Irwin Mortgage Corporation("IMC") (formerly Inland Mortgage Corporation) in April, 1996. The suit alleges that IMC violated the Real Estate Settlement Procedures Act (RESPA) in connection with certain payments IMC made to mortgage brokers, and the plaintiffs have sought to have the claims certified as a class action. In June, 1999, the trial court certified a limited class of borrowers, and in December, 1999, IMC appealed the trial court's grant of class certification. On October 31, 2000, the court of appeals granted IMC's request for oral argument, which is scheduled for the week of January 22, 2001.

It is uncertain when a ruling will be issued. If the class certification is upheld, the case would proceed to an adjudication on the merits of the alleged RESPA violations. Because the case is in the early stages of litigation, the Company is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Company could suffer. The Company intends to continue to vigorously defend this lawsuit.

Part II

Item 6

Exhibits to Form 10-Q
Number Assigned In Regulation S-K
Item 601	Description

(3.1)

Restated Articles of Incorporation of Irwin Financial Corporation (Incorporated by reference to Exhibit 4.1 filed with Amendment No. 1 to the Registration Statement on Form S-3 (Registration No. 333-44458))

(3.2)	Code of By-Laws, as amended to date (incorporated by reference to Exhibit 3(ii)(3)(a) to Form 10-K for the year ended December 31, 1997)

(11)	Computation of earnings per share is included in the footnotes to the financial statements

(27)	Financial Data Schedule

Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

By:______/S/____________________________
Gregory F. Ehlinger
Chief Financial Officer

By:_____/S/_____________________________
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)