Form 10-K405
period 2000-12-31
IRWIN FINANCIAL CORPORATION
filed 2001-03-29
CIK 52617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM             TO             .

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

                                       (812) 376-1909
                    (CORPORATION'S TELEPHONE NUMBER, INCLUDING AREA CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS:    COMMON STOCK*
TITLE OF CLASS:    9.25% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST I AND THE GUARANTEE WITH RESPECT THERETO.
TITLE OF CLASS:    10.50% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST II AND THE GUARANTEE WITH RESPECT THERETO.
TITLE OF CLASS:    8.75% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST III AND THE GUARANTEE WITH RESPECT THERETO.

     Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of the Corporation was $243,512,425 as of March 9, 2001. As of March 9, 2001, there were outstanding 21,160,823 common shares of the Corporation.

     * Includes associated rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

 SELECTED PORTIONS OF THE FOLLOWING DOCUMENTS    PART OF FORM 10-K INTO WHICH INCORPORATED
 --------------------------------------------    -----------------------------------------
DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING                     PART III
  OF SHAREHOLDERS TO BE HELD APRIL 26, 2001
     EXHIBIT INDEX ON PAGES 75 THROUGH 76
                               TOTAL PAGES IN THIS FILING: 163

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I
  Item 1   --  Business....................................................    2
  Item 2   --  Properties..................................................    7
  Item 3   --  Legal Proceedings...........................................    8
  Item 4   --  Submission of Matters to a Vote of Security Holders.........    9

Part II
  Item 5   --  Market for Corporation's Common Equity and Related Security
                 Holder Matters............................................    9
  Item 6   --  Selected Financial Data.....................................   11
  Item 7   --  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................   12
  Item 8   --  Financial Statements and Supplementary Data.................   45
  Item 9   --  Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................   73

Part III
  Item     --  Directors and Executive Officers of the Corporation.........   74
     10
  Item     --  Executive Compensation......................................   74
     11
  Item     --  Security Ownership of Certain Beneficial Owners and
     12          Management................................................   74
  Item     --  Certain Relationships and Related Transactions..............   74
     13

Part IV
  Item     --  Exhibits, Financial Statement Schedules and Reports on Form
     14          8-K.......................................................   75
Signatures.................................................................   77

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Irwin Financial Corporation (the "Corporation") is a diversified financial services company organized as an Indiana bank holding company in May, 1972. The Corporation's principal subsidiaries are Irwin Mortgage Corporation ("Irwin Mortgage"), a mortgage banking company; Irwin Union Bank and Trust Company ("Irwin Union Bank"), a commercial bank; Irwin Union Bank, F.S.B., ("Irwin F.S.B."), a federal savings bank; Irwin Home Equity Corporation ("Home Equity"), a consumer lending company; Irwin Business Finance ("Business Finance"), an equipment leasing company; Irwin Ventures LLC ("Irwin Ventures"), a venture capital company; and Irwin Union Credit Insurance Corporation, a credit insurance company. The Corporation is also the sole equity shareholder of IFC Capital Trust I, IFC Capital Trust II and IFC Capital Trust III, special purpose trusts.

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

     Irwin Mortgage sells mortgage loans to institutional and private investors but may retain servicing rights to mortgage loans that it originates or purchases from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee. Irwin Mortgage operates 89 production and satellite offices in 28 states. During 2000, Irwin Mortgage established offices in Glendale and Phoenix, Arizona; Arroyo Grande, Bakersfield North, Carson, Citrus Heights, Huntington Park, Stockton, and Walnut South, California; Apopka, Florida; Chicago, Illinois; Roscommon, Michigan; Medford Township, New Jersey; Columbus (2) and Reynoldsburg, Ohio; Clackamas, Oregon; Houston, Texas (2 Popular Cash Express locations); Mechanicsburg, Pennsylvania; and Morgantown, West Virginia. During 2000, Irwin Mortgage closed offices in Phoenix Central and Tucson, Arizona; Irvine, California; Woodland Park, Colorado; Kailua and Maui, Hawaii; Lafayette, Indiana; Ashland, Kentucky; Columbia, Maryland; Park Hills, Sunset Hills and Union, Missouri; Las Vegas, Nevada (Wholesale); Brick, New Jersey; Cary, Charlotte and Greensboro, North Carolina; Weatherford, Oklahoma; Lancaster, Pennsylvania; Austin and San Antonio, Texas; and Chesapeake, Fredericksburg, Richmond, Springfield and Virginia Beach, Virginia.

     Irwin Union Bank, organized in 1871, is a full service commercial bank offering a wide variety of services to individual, business, institutional, and governmental customers. Irwin Union Bank's services include personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer, financial counseling, property and casualty insurance agency services, trust services, securities brokerage, and safe deposit facilities. Irwin Union Bank holds the largest market share of the eleven financial institutions operating in Bartholomew County, Indiana, with eight locations throughout the county. Irwin Union Bank also has branch facilities in Greensburg (Decatur County), Carmel (Hamilton County), Avon (Hendricks County), Seymour (Jackson County-2), Franklin and Greenwood (Johnson County-2), Indianapolis (Marion County), Bloomington (Monroe County-3) and Shelbyville (Shelby County), Indiana. Irwin Union Bank also has four branches outside Indiana: three branches in Michigan-located in Kalamazoo, Grandville (Grand Rapids), and Traverse City; and one branch in Carson City, Nevada. The Traverse City branch was established in May 2000. In December, 2000, Irwin Union Bank converted its loan production offices in Louisville, Kentucky; Brentwood (St. Louis), Missouri; Phoenix, Arizona; Las Vegas, Nevada; and Salt Lake City, Utah to offices of Irwin F.S.B. In March, 2001, Irwin Union Bank opened a loan production office in Lansing, Michigan.

     Irwin F.S.B., headquartered in Louisville, Kentucky, is a full-service federal savings bank and began operations in December, 2000. Irwin F.S.B. offers a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, and credit card and money transfer services. Irwin F.S.B. specializes in providing individualized services to its customers and has branch offices in Brentwood (St. Louis), Missouri; Phoenix, Arizona; Las Vegas, Nevada; and Salt Lake City, Utah. Irwin F.S.B. fosters the development of branch banking capabilities in markets outside Indiana.

     Home Equity was formed in 1994 and is located in San Ramon, California and Carson City, Nevada. In conjunction with its affiliate, Irwin Union Bank, Home Equity originates, securitizes and services home equity loans and lines of credit. The products are marketed through retail, wholesale and Internet channels nationally. Home Equity regularly develops and tests new product offerings, which if successful, are introduced on a systematic basis. To provide for efficient use of capital, the loans are periodically packaged and sold to bond investors, with a small interest being retained. In each of the past two years, the business sold portions of its retained residual interests. Current product offerings, in addition to traditional home equity products, include streamlined lower balance, high loan-to-value home equity loans, as well as first mortgage refinance programs. Home Equity's core competencies are credit risk management and analysis, risk assessment, profit-based planning and specialized home loan servicing, with particular expertise in product development, test management and database analysis.

     Business Finance, headquartered in Bellevue, Washington, and Onset Capital Corporation, its Canadian affiliate, originate and service small to medium-sized equipment leases and loans. Business Finance was organized in the second quarter of 1999 and commenced operations in January, 2000. In conjunction with its affiliate, Irwin Union Bank, Business Finance originates transactions from an established North American network of brokers and vendors through an e-commerce system that provides automated credit scoring, documentation, and portfolio management services.

     Irwin Ventures, located in Columbus, Indiana, is a venture capital subsidiary formed in the third quarter of 1999 for the purpose of making investments in early stage companies in the financial services industry and related fields. In August, 1999, Irwin Ventures established a subsidiary, Irwin Ventures SBIC, which obtained a Small Business Investment Company license in April, 2000. In December, 2000, Irwin Ventures and Irwin Ventures SBIC became Delaware limited liability companies.

     Irwin Union Credit Insurance Corporation has its home office in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

     To create greater efficiencies within the home equity and equipment leasing lines of business, the Corporation is pursuing a plan to position Irwin Home Equity and Irwin Business Finance as subsidiaries of Irwin Union Bank in 2001.

     IFC Capital Trust I ("Capital Trust I") is a statutory business trust created under the laws of Delaware. The Corporation owns all of the Common Securities of Capital Trust I. Capital Trust I exists for the purpose of issuing the Preferred Securities and investing the proceeds thereof in an equivalent amount of 9.25% Subordinated Debentures of the Corporation. The Subordinated Debentures will mature on March 31, 2027, which date may be (i) shortened to a date not earlier than March 31, 2002, or (ii) extended to a date not later than March 31, 2046, in each case if certain conditions are met (including, in the case of shortening the Stated Maturity, the Corporation having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 9.25% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing March 31, 1997.

     IFC Capital Trust II ("Capital Trust II") is a statutory business trust created under the laws of Delaware. The Corporation owns all of the Common Securities of Capital Trust II. Capital Trust II exists for the purpose of issuing Preferred Securities and investing the proceeds thereof in an equivalent amount of 10.50% Subordinated Debentures of the Corporation. The Subordinated Debentures will mature on September 30, 2030, which date may be shortened to a date not earlier than September 30, 2005, if certain conditions are met (including, in the case of shortening the Stated Maturity, the Corporation having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 10.50% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing December 29, 2000.

     IFC Capital Trust III ("Capital Trust III") is a statutory business trust created under the laws of Delaware. The Corporation owns all of the Common Securities of Capital Trust III. Capital Trust III exists for the purpose of issuing Preferred Securities and investing the proceeds thereof in an equivalent amount of 8.75% Subordinated Debentures of the Corporation. The Subordinated Debentures will mature on September 30, 2030, which date may be shortened to a date not earlier than September 30, 2003, if certain conditions are met (including, in the case of shortening the Stated Maturity, the Corporation having received prior approval of the Board of Governors of the Federal Reserve System ("Federal Reserve") to do so if then required under applicable capital guidelines or policies of the Federal Reserve and certain price parameters for the Common Security having been met). The Preferred Securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the Common Securities. Holders of Preferred Securities are entitled to receive preferential cumulative cash distributions, at the annual rate of 8.75% of the liquidation amount of $25 per Preferred Security accruing from the date of original issuance and payable quarterly in arrears on the last day of March, June, September and December of each year, commencing December 29, 2000. Holders of Capital Trust III Preferred Securities are entitled to convert Preferred Securities into Common Securities at any time at an exchange ratio of 0.7930 Preferred Securities for each 1.0 Common Security.

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

COMPETITION

     Irwin Mortgage originates and services residential first and second mortgage loans from 89 production and satellite offices in Arizona, California, Colorado, Connecticut, Delaware, Florida, Georgia, Hawaii, Illinois, Indiana, Louisiana, Michigan, Minnesota, Missouri, Nevada, New Jersey, North Carolina, Ohio, Oklahoma, Oregon, Pennsylvania, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. In each of these locations, competition for mortgage loans comes from other national, regional, local, and web-enabled mortgage banking companies, as well as commercial banks, savings banks, and savings and loan associations. Irwin Mortgage purchases mortgage loans from correspondents in these and other states as well.

     In the commercial banking business, Irwin Union Bank competes with commercial banks, savings banks, savings and loan associations and credit unions for deposits and loans in Bartholomew, Decatur, Hamilton, Hendricks, Jackson, Johnson, Marion, Monroe and Shelby County, Indiana. Irwin Union Bank also competes for the provision of banking services with banks located in counties surrounding its branch offices, primarily in south central Indiana, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, brokerage firms, companies offering money market accounts, and national credit card companies. As of December 31, 2000, Irwin Union Bank ranked first in Bartholomew County among commercial banking and savings bank institutions on the basis of Bartholomew County deposits. In addition to the above mentioned counties, Irwin Union Bank derives its business from several other counties in south central Indiana. Irwin Union Bank's branch offices in Grandville, Kalamazoo and Traverse City, Michigan, and Carson City, Nevada experience competition from existing institutions in those areas.

     As a new entity, Irwin F.S.B. faces competition from established local and regional banks and savings and loan institutions. The offices of Irwin F.S.B. have been strategically located in markets in Kentucky, Arizona, Missouri, Nevada and Utah, where considerable financial merger and acquisition activity has occurred and where the savings bank has succeeded in attracting experienced personnel. Irwin F.S.B. frequently generates business through the individual reputations of its personnel and draws from the surrounding counties of its branch locations.

     Home Equity's primary competitors for home equity loans and lines of credit include banks, credit unions, and other home equity lenders with operations that are either national, regional, local or web-enabled in scope. Such competitors may be headquartered anywhere in the country.

     The primary competitors of Business Finance include other funding sources that are independent or affiliated with banks or large equipment leasing companies that operate on a North American or regional basis.

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

     Subject to certain exceptions, a bank holding company is prohibited from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank and from engaging directly or indirectly in activities unrelated to banking or managing or controlling banks. One exception to this prohibition permits activities by a bank holding company or its subsidiary that the Board of Governors determines to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. The Board of Governors has adopted regulations prescribing those activities it presently regards as permissible, which include the activities engaged in by the Corporation and its subsidiaries.

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

     In addition to the regulation of the Corporation, Irwin Union Bank is subject to extensive regulation and periodic examination, principally by the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago. Irwin F.S.B. is regulated and periodically examined by the Office of Thrift Supervision. The Corporation's depository institutions are also subject to federal "cross-guarantee" provisions that allow the Federal Deposit Insurance Corporation ("FDIC") to assess a commonly-controlled depository institution for losses suffered by the FDIC if another commonly controlled depository institution fails or requires FDIC assistance. The federal banking agencies possess broad powers to take corrective action as deemed appropriate for an insured depository institution and its holding company.

     Irwin Mortgage is subject to audit and examination oversight by the U.S. Department of Housing and Urban Development, as well as the Government National Mortgage Association, the Federal National Mortgage Association, and the Federal Home Loan Mortgage Corporation. The insurance subsidiary of the

Corporation and the insurance subsidiary of Irwin Union Bank are dependent upon state licenses and upon franchise agreements with private corporations for their continued existence. The reinsurance subsidiary of Irwin Union Bank is subject to examination by the state of Vermont. The home equity and equipment leasing lines of business of the Corporation are also dependent upon state licenses for their ability to engage in origination and servicing activities in certain states. Onset Capital Corporation, the Canadian equipment leasing subsidiary, must obtain local licenses and register with each province in which it does business in Canada. The securities brokerage activities of Irwin Union Bank's registered broker/dealer are regulated and examined by the Securities and Exchange Commission, the Indiana Securities Division, the securities divisions of the various states in which Irwin Union Securities, Inc. operates, and the National Association of Securities Dealers. The activities of Irwin Union Bank's investment advisory subsidiary are regulated and examined by the Indiana Securities Division and the securities divisions of the states in which Irwin Union Advisory Services, Inc. operates. Irwin Ventures SBIC LLC, the small business investment subsidiary of Irwin Ventures, is regulated by the Small Business Administration.

EMPLOYEES AND LABOR RELATIONS

     As of December 31, 2000, the Corporation and its subsidiaries had a total of 2,412 employees, including full-time and part-time employees. The Corporation continues a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

EXECUTIVE OFFICERS OF THE CORPORATION

     The Executive Officers of the Corporation are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. There are no arrangements or understandings between any Executive Officer and any other person pursuant to which the Officer was or is to be selected as an Officer.

     Claude E. Davis (40) is President of Irwin Union Bank since January, 1996. He has been an officer since 1988.

     Elena Delgado (45) is President of Irwin Home Equity Corporation since September, 1994.

     Gregory F. Ehlinger (38) is Senior Vice President and Chief Financial Officer of the Corporation. He has been an officer since August of 1992.

     Jose M. Gonzalez (42) is Vice President and Director of Internal Audit of the Corporation since October of 1995.

     Robert H. Griffith (43) became President of Irwin Mortgage on January 2, 2001. He has been an officer of Irwin Mortgage since 1993.

     Theresa L. Hall (48) is Vice President - Human Resources of the Corporation since 1988. She has been an officer since 1980.

     Bradley J. Kime (40) is President of Irwin F.S.B. since December, 2000, and is also Chief Operating Officer and Executive Vice President of Irwin Union Bank. He has been an officer of Irwin Union Bank since 1987, and was an officer of the Corporation in 1986.

     Jody A. Littrell (33) is Vice President and Controller of the Corporation since March, 2000. He was employed with Arthur Andersen LLP from September, 1990 to March, 2000.

     David S. Meyercord (34) is Senior Vice President of Irwin Ventures LLC and Irwin Ventures SBIC LLC since 1999. He has been an officer of the Corporation since 1997.

     William I. Miller (44) is Chairman of the Board since 1990, and has been a Director of the Corporation since 1985.

     Ellen Z. Mufson (52) is Vice President - Legal of the Corporation since September, 1997. She was Vice President-Legal Counsel of Irwin Union Bank and Trust Company from July, 1996 through August, 1997, and Corporate Counsel of Irwin Financial Corporation from January, 1995 through June, 1996.

     John A. Nash (63) is Chairman of the Executive Committee since 1990, and President since 1985, of the Corporation. He has been an officer and Director of the Corporation since 1972.

     Matthew F. Souza (44) is Senior Vice President, Ethics and Secretary of the Corporation. He has been an officer since 1985.

     Michael E. Taft (60) is President of Irwin Business Finance Corporation since April, 1999. From August, 1998 to April, 1999, he was Executive Vice President of General Electric Capital Business Asset Funding Corp., a subsidiary of General Electric Capital Corporation. From September, 1984 to August, 1998, he was Executive Vice President of MetLife Capital Corp., a subsidiary of Metropolitan Life Insurance Company. (General Electric Capital Corporation acquired MetLife Capital in August, 1998.)

     Thomas D. Washburn (54) is Executive Vice President of the Corporation. He has been an officer since 1976.

     Brett R. Vanderkolk (35) is Vice President - Treasurer of the Corporation since September, 2000. From August, 1996, to August, 2000, he served as Manager, Capital Markets for Arvin Industries, Inc., and from 1988 to 1996 he was Second Vice President at The Northern Trust Company.

ITEM 2.  PROPERTIES

     The location and general character of the materially important physical properties of the Corporation and its subsidiaries are as follows: The main office of Irwin Mortgage, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana, and a servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana. Irwin Mortgage also has loan production and satellite offices located in Glendale, Mesa, Phoenix, and Scottsdale, Arizona; Arroyo Grande, Bakersfield, Bakersfield North, Carson, Citrus Heights, Concord, Covina, Huntington Park, Richmond, Sacramento, Salinas, San Diego, Stockton, Temecula, Ventura, Visalia, Walnut Creek, Walnut South, Yreka and Yuba City, California; Castle Rock, Colorado Springs, Denver, and Englewood, Colorado; Rocky Hill, Connecticut; Newark, Delaware; Apopka, Boca Raton, Clearwater and Orlando, Florida; Atlanta, Georgia; Honolulu, Hawaii; Chicago, Decatur, Oak Forest and Springfield, Illinois; Indianapolis (5), Carmel, Fishers, Ft. Wayne, Greenwood, Kokomo, Schererville, and South Bend, Indiana; Baton Rouge, Louisiana; Kalamazoo, Lansing and Roscommon, Michigan; Arden Hills, Burnsville and Minneapolis, Minnesota; Desloge and St. Louis, Missouri; Reno, Nevada; Medford Township, New Jersey; Greensboro, Raleigh and Wilmington, North Carolina; Columbus (2), Dayton and Reynoldsburg, Ohio; Tulsa, Oklahoma; Beaverton, Clackamas, and Portland, Oregon; Mechanicsburg, Pennsylvania; Brentwood, Tennessee; Corpus Christi, El Paso, Houston (4) and Irving, Texas; Salt Lake City, Utah; Glen Allen and Newport News, Virginia; Battle Ground, Everett and Mount Lake Terrace, Washington; and Madison, Wisconsin. All offices occupied by Irwin Mortgage are leased.

     The main office of Irwin Union Bank is located in four connected buildings at 500 and 520 Washington Street, Columbus, Indiana. These buildings are owned in fee by Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank, and are leased by Irwin Union Bank. The following Irwin Union Bank branch properties are owned in fee by either Irwin Union Bank or Irwin Union
Realty: State Street and Eastbrook in Columbus, Indiana; Hope, Taylorsville, and Franklin, Indiana (the Franklin building and a portion of the land are owned; the remaining land is leased). The other branch offices are leased: Avon, Bloomington (3), Carmel, Columbus (3), Greensburg, Greenwood, Indianapolis, Seymour (2) and Shelbyville, Indiana; Grandville (Grand Rapids), Kalamazoo, and Traverse City, Michigan; and Carson City, Nevada. The loan production office in Lansing, Michigan is leased. None of the properties owned by Irwin Union Bank or Irwin Union Realty are subject to any major encumbrances.

     The main office of Irwin F.S.B. is located at 9300 Shelbyville Road, Louisville, Kentucky. Branch offices are located in Phoenix, Arizona; Brentwood (St. Louis), Missouri; Las Vegas, Nevada; and Salt Lake City, Utah. All of the offices are leased.

     The main office of Irwin Home Equity is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Home Equity occupies three other offices in San Ramon, California and an office at 1717 East College Parkway, Suite 101, Carson City, Nevada. All offices occupied by Home Equity are leased.

     The main office of Irwin Business Finance is located at 330 120th Avenue NE, Suite 110, Bellevue, Washington. The office location is leased. The main office of Onset Capital Corporation is located at 1100 Melville Street, Suite 300, Vancouver, British Columbia, Canada. Branches are located in Canada in Calgary and Edmonton, Alberta; East St. Paul (Winnipeg), Manitoba; Toronto (2), Ontario; and St. Laurent (Montreal) and Quebec City, Quebec. All of the Onset locations are leased.

     The main offices of the Corporation, Irwin Ventures LLC, Irwin Ventures SBIC LLC, and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank.

ITEM 3.  LEGAL PROCEEDINGS

     As a part of the ordinary course of business, the Corporation and its subsidiary companies are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to their regular business activities. In addition to such claims, the Corporation is involved in the following actions:

     Culpepper, et. al v. Inland Mortgage Corporation continues on appeal before the United States Court of Appeals for the 11th Circuit. This lawsuit was filed against Irwin Mortgage Corporation ("IMC") (formerly Inland Mortgage Corporation) in April, 1996, in the United States District Court, Northern District of Alabama. The suit alleges that IMC violated the Real Estate Settlement Procedures Act (RESPA) in connection with certain payments IMC made to mortgage brokers, and the plaintiffs sought to have the claims certified as a class action. In June, 1999, the trial court certified a limited class of borrowers, and in December, 1999, IMC appealed the trial court's grant of class certification. On January 23, 2001, the court of appeals heard oral argument by Irwin Mortgage. It is uncertain when a ruling will be issued. If the class certification is upheld, the case would proceed to an adjudication on the merits of the alleged RESPA violations. Because the case is in the early stages of litigation, the Corporation is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer. The Corporation intends to continue to vigorously defend this lawsuit.

     In January, 2001, Irwin Leasing Corporation (formerly Affiliated Capital Corp.), Irwin Equipment Finance Corporation and Irwin Financial Corporation (collectively, "the Irwin Companies") were served as defendants in United States ex rel. Paranich v. Sorgnard et. al, an action filed in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc., and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin Companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin Companies filed a motion to dismiss on February 12, 2001. Because the case is in the early stages of litigation, the Corporation is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer. The Corporation intends to vigorously defend this lawsuit.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2000, no matters were submitted to a vote of security holders of the Corporation, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Irwin Financial Corporation is quoted on the National Association of Securities Dealers Automated Quotation System/National Market System (NASDAQ/NMS-trading symbol IRWN). The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of the Corporation's common stock in each quarter of the three most recent calendar years. The approximate number of shareholders of record on March 9, 2001, was 1,668.

STOCK PRICES AND DIVIDENDS:

                                                                                                  TOTAL
                                                                     QUARTER         CASH       DIVIDENDS
                                                HIGH*      LOW*       END*        DIVIDENDS*    FOR YEAR*
                                                -----      ----      -------      ----------    ---------
1998
First Quarter.................................   28 1/4     19 1/2     28 1/8       $0.04
Second Quarter................................   30         25 1/8     29 1/16      $0.04
Third Quarter.................................   37         20 1/2     24 5/8       $0.04
Fourth Quarter................................   31         20 1/8     27 3/16      $0.04         $0.16

1999
First Quarter.................................   28 7/8     20         20 1/16      $0.05
Second Quarter................................   25 1/2     17 1/2     19 1/2       $0.05
Third Quarter.................................   24 15/16   19 5/16    20 1/16      $0.05
Fourth Quarter................................   22 7/8     17         17 13/16     $0.05         $0.20

2000
First Quarter.................................   18 5/16    13 9/16    15           $0.06
Second Quarter................................   18 1/2     14 3/8     14 7/16      $0.06
Third Quarter.................................   17         13 7/16    16 3/8       $0.06
Fourth Quarter................................   22         13 1/4     21 3/16      $0.06         $0.24

---------------
* Adjusted for the May 27, 1998 two-for-one stock split

     The Corporation expects to continue its policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On March 1, 2001, the Corporation's Board of Directors approved an increase in the first quarter dividend to $.065 per share, payable in March, 2001. Dividends paid by Irwin Union Bank and Irwin F.S.B. to the Corporation are restricted by banking law.

SALES OF UNREGISTERED SECURITIES:

     In 2000, the Corporation awarded a total of 21,136 shares of common stock in restricted stock grants to four newly hired executives at the Corporation's subsidiary, Irwin Union Bank and Trust Company:

                                                              NUMBER
DATE ISSUED                                                  OF SHARES
-----------                                                  ---------
July 1, 2000...............................................   13,822
October 1, 2000............................................    7,314

     In 2000, the Corporation issued 8,678 shares of common stock pursuant to elections made by nine outside directors of the Corporation to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees:

                                                              NUMBER
DATE ISSUED                                                  OF SHARES
-----------                                                  ---------
January 3, 2000............................................    4,147
February 24, 2000..........................................    2,133
April 1, 2000..............................................      965
July 1, 2000...............................................      794
October 1, 2000............................................      639

     All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                               2000         1999          1998          1997          1996
                                            ----------   -----------   -----------   -----------   -----------
                                                           (IN THOUSANDS EXCEPT PER SHARE INFO)
FOR THE YEAR:
  Net Revenues............................  $  297,304   $   266,748   $   272,063   $   200,996   $   181,117
  Other Operating Expense.................     237,962       214,111       221,206       158,818       143,829
  Net Income..............................      35,666        33,156        30,503        24,444        22,428
  Return on Average Equity................       20.83%        21.51%        22.84%        19.80%        20.58%
  Return on Average Assets................        1.76          2.01          1.85          1.94          1.95
  Dividend Payout Ratio...................       14.13         12.93         11.39         12.74         12.15
PER SHARE:*
  Net Income -- Basic.....................  $     1.70   $      1.54   $      1.40   $      1.10   $      0.99
  Net Income -- Diluted...................        1.67          1.51          1.38          1.08          0.98
  Cash Dividends..........................        0.24          0.20          0.16          0.14          0.12
  Book Value..............................        8.97          7.55          6.70          5.82          5.23
  Market Value at December 31,............       21.19         17.81         27.20         20.94         12.38
AT YEAR END:
  Assets..................................  $2,422,429   $ 1,680,847   $ 1,946,179   $ 1,496,794   $ 1,300,122
  Deposits................................   1,443,330       870,318     1,009,211       719,596       640,153
  Mortgage Loans Held for Sale............     579,788       508,997       936,788       528,739       446,898
  Loans and Leases, Net...................   1,221,793       724,869       547,103       602,281       526,175
  Long-Term Debt..........................      29,608        29,784         2,839         7,096        17,659
  Company-Obligated Manditorily Redeemable
     Preferred Securities of Subsidiary
     Trusts...............................     147,167        48,071        47,999        47,927            --
  Shareholders' Equity....................     189,925       159,296       145,233       127,983       118,903
  Owned First Mortgage Servicing
     Portfolio............................   9,196,513    10,488,112    11,242,470    10,713,549    10,810,988
  Managed Home Equity Portfolio...........   1,822,856       842,403       581,241       358,166       230,450
  Equity to Assets Ratio..................        7.84%         9.48%         7.46%         8.55%         9.15%
  Risk-based Capital Ratio................       13.60         13.50         12.25         14.85         12.88
  Leverage Ratio (Tier one)...............       12.44         12.77         10.51         12.06          9.84
AVERAGES:
  Assets..................................  $2,022,980   $ 1,651,010   $ 1,650,384   $ 1,262,714   $ 1,151,535
  Equity..................................     171,196       154,143       133,563       123,483       108,970
  Shares Outstanding* -- Basic............      20,973        21,530        21,732        22,326        22,716
  Shares Outstanding* -- Diluted..........      21,593        21,886        22,139        22,722        23,030
RATIO OF EARNINGS TO FIXED CHARGES:
  Including Deposit Interest..............        1.63x         1.88x         1.79x         1.86x         1.90x
  Excluding Deposit Interest..............        2.46          2.54          2.25          2.45          2.56

---------------
* Adjusted for stock splits

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expects," "anticipates," "intends," "are likely," "estimates," "outlook," "assumption," and similar expressions are intended to identify forward-looking statements, which include but are not limited to projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's businesses, such as higher than expected entry costs in new markets, availability of appropriate investment opportunities, fluctuations in the valuation of the Corporation's portfolios, legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

CONSOLIDATED OVERVIEW

     Irwin Financial Corporation's net income increased in 2000 to $35.7 million or $1.67 per share. The Corporation's mortgage banking line of business was negatively impacted in 2000 by an interest rate environment which saw rising rates throughout the majority of the year followed by a sharp decline in rates late in the fourth quarter. The Corporation's home equity lending business experienced a significant improvement in earnings as it continued to grow its managed portfolio and expand in its niche of prime credit quality, high loan-to-value second mortgage loans. Results at the Corporation's commercial bank were driven by strong commercial loan portfolio growth in 2000 reflecting the company's continued geographic expansion into new markets in Midwestern and Western states. The Corporation's new leasing line of business incurred losses throughout 2000 which were in line with management's expectations given the start-up status of the company. Lastly, the Corporation's venture capital line of business contributed favorably to the consolidated results as a result of net valuation increases in its portfolio investments.

     Results in 1999 and 1998 include one-time after-tax gains of $1.1 million and $3.1 million from a change in statutory tax rates and the sale of the majority of assets of the medical equipment leasing business, respectively.

                                                2000     % CHANGE    1999     % CHANGE    1998
                                                -----    --------    -----    --------    -----
Net Income ($ Millions).......................  $35.7       7.5%     $33.2       8.7%     $30.5
Basic Earnings per Share......................   1.70      10.4       1.54      10.0       1.40
Diluted Earnings per Share....................   1.67      10.6       1.51       9.4       1.38
Return on Average Equity......................  20.83%       --      21.51%       --      22.84%
Return on Average Assets......................   1.76%       --       2.01%       --       1.85%

EARNINGS BY LINE OF BUSINESS

     Irwin Financial Corporation is composed of five principal lines of business:

     - Mortgage banking

     - Home equity lending

     - Commercial banking

     - Equipment leasing

     - Venture capital

EARNINGS:
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Mortgage Banking............................................  $13,006    $23,063    $28,853
Home Equity Lending.........................................   18,494     12,608     (6,668)
Commercial Banking..........................................    7,090      7,345      6,509
Equipment Leasing...........................................   (2,563)      (843)        --
Venture Capital.............................................    2,724        656         --
Other (including consolidating entries).....................   (3,085)    (9,673)     1,809
                                                              -------    -------    -------
                                                              $35,666    $33,156    $30,503
                                                              =======    =======    =======

SUMMARY OF QUARTERLY FINANCIAL INFORMATION:

                                                                        2000
                                                      ----------------------------------------
                                                      FOURTH      THIRD     SECOND      FIRST
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
SUMMARY INCOME INFORMATION
  Interest income...................................  $57,446    $48,034    $43,015    $36,035
  Interest expense..................................   27,755     26,760     22,354     16,665
  Provision for loan and lease losses...............    1,793      1,356      1,119      1,135
  Non-interest income...............................   51,174     58,075     52,589     49,873
  Non-interest expense..............................   63,242     62,748     58,036     53,936
  Income taxes......................................    6,279      6,117      5,591      5,689
                                                      -------    -------    -------    -------
  Net income........................................  $ 9,551    $ 9,128    $ 8,504    $ 8,483
                                                      =======    =======    =======    =======
  Earnings per share of common stock:
     Basic -- Note 1................................  $  0.46    $  0.43    $  0.41    $  0.40
     Diluted -- Note 1..............................  $  0.44    $  0.43    $  0.40    $  0.40

                                                                        1999
                                                      ----------------------------------------
                                                      FOURTH      THIRD     SECOND      FIRST
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
                                                                   (IN THOUSANDS)
SUMMARY INCOME INFORMATION
  Interest income...................................  $32,900    $31,644    $30,323    $31,746
  Interest expense..................................   16,510     14,277     13,715     14,989
  Provision for loan and lease losses...............      548        364      2,330      1,201
  Non-interest income...............................   47,281     48,627     53,518     54,643
  Non-interest expense..............................   52,991     51,186     54,823     55,111
  Income taxes......................................    2,272      5,733      5,360      6,116
                                                      -------    -------    -------    -------
  Net income........................................  $ 7,860    $ 8,711    $ 7,613    $ 8,972
                                                      =======    =======    =======    =======
  Earnings per share of common stock:
     Basic -- Note 1................................  $  0.37    $  0.41    $  0.35    $  0.41
     Diluted -- Note 1..............................  $  0.36    $  0.40    $  0.35    $  0.41

                                                                        1998
                                                      ----------------------------------------
                                                      FOURTH      THIRD     SECOND      FIRST
                                                      QUARTER    QUARTER    QUARTER    QUARTER
                                                      -------    -------    -------    -------
SUMMARY INCOME INFORMATION
  Interest income...................................  $30,183    $33,649    $31,946    $27,409
  Interest expense..................................   14,268     19,430     16,609     13,679
  Provision for loan and lease losses...............    1,350      1,951      1,056      1,638
  Non-interest income...............................   60,472     59,258     50,089     49,038
  Non-interest expense..............................   64,575     54,749     52,697     49,185
  Income taxes......................................    4,162      6,684      4,627      4,881
                                                      -------    -------    -------    -------
  Net income........................................  $ 6,300    $10,093    $ 7,046    $ 7,064
                                                      =======    =======    =======    =======
  Earnings per share of common stock:
     Basic -- Note 1................................  $  0.29    $  0.47    $  0.32    $  0.32
     Diluted -- Note 1..............................  $  0.29    $  0.46    $  0.32    $  0.31

Earning per share reflect 2-for-1 stock split on May 27, 1998.

     Included in the fourth quarter 2000 results are $2.5 million of pretax net adjustments for accrued interest on loans sold, revisions to modeling assumptions for the Company's securitization activities, revisions to compensation estimates and revisions to other various accruals to appropriately reflect reserve levels at year end.

Mortgage Banking

BUSINESS PROFILE: MORTGAGE BANKING

                            SELECTED FINANCIAL DATA

                                      2000         1999          1998          1997          1996
                                   ----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income............  $   15,401   $    21,745   $    26,244   $    17,577   $    17,178
  Provision for loan losses......         357        (1,998)       (1,721)       (1,383)         (455)
  Loan origination fees..........      34,688        46,311        59,328        41,045        43,463
  Gain on sale of loans..........      45,601        72,395        97,724        53,332        41,333
  Loan servicing fees............      50,309        54,247        52,217        50,194        45,573
  Amortization and impairment of
     servicing assets, net of
     hedging.....................     (37,490)      (24,566)      (29,805)      (15,843)      (13,897)
  Gain on sale of servicing......      27,528         9,005           829         1,512         1,224
  Other income...................       4,538         3,628         2,422         1,223           891
                                   ----------   -----------   -----------   -----------   -----------
     Total net revenue...........     140,932       180,767       207,238       147,657       135,310
Operating expense................     119,387       144,915       159,192       111,367       101,215
                                   ----------   -----------   -----------   -----------   -----------
Income before tax................      21,545        35,852        48,046        36,290        34,095
Tax..............................       8,539        12,789        19,193        14,990        13,673
                                   ----------   -----------   -----------   -----------   -----------
Net income.......................  $   13,006   $    23,063   $    28,853   $    21,300   $    20,422
                                   ==========   ===========   ===========   ===========   ===========

                                      2000         1999          1998          1997          1996
                                   ----------   -----------   -----------   -----------   -----------
                                                             (IN THOUSANDS)
SELECTED BALANCE SHEET DATA AT
END OF PERIOD:
  Mortgage loans held for sale...  $  249,580   $   277,614   $   697,542   $   528,739   $   446,897
  Mortgage servicing assets......     121,555       132,648       113,131        81,610        71,715
  Total assets...................     523,920       549,966     1,020,249       792,007       629,528
  Short-term debt................     215,826       217,691       430,859       429,451       339,688
  Long-term debt.................       3,951           223         2,839            54         4,914
  Shareholders' equity...........  $   47,828   $    98,556   $   104,696   $    81,058   $    66,182

SELECTED OPERATING DATA:
  Mortgage loan originations.....  $4,091,573   $ 5,876,750   $ 8,944,615   $ 5,397,338   $ 5,085,625
  Servicing portfolio:
     Balance at December 31......   9,196,513    10,448,112    11,242,470    10,713,549    10,810,988
     Weighted average coupon
       rate......................        7.76%         7.51%         7.56%         7.85%         7.83%
  Servicing fee..................        0.43          0.44          0.43          0.40          0.38
  Servicing sold as a % of
     production..................        99.4          79.9          54.6          71.8          60.9

OVERVIEW & STRATEGY:

     Irwin Mortgage Corporation, in combination with Irwin Union Bank (together, the mortgage banking line of business), originates, purchases, sells, and services conventional and government agency backed (i.e., FHA and VA) residential mortgage loans throughout the U.S. The company utilizes a niche strategy, focusing on first-time homeowners. The majority of its mortgage originations are either government-insured through the Veterans' Administration
(VA) or Federal Housing Administration (FHA) or conventional loans which conform to the underwriting guidelines of the two principal government-sponsored agencies which support the secondary mortgage markets, the Federal National Mortgage Association (FNMA) and the Federal Home Loan Mortgage Corporation (FHLMC).

     Mortgage loans are purchased from correspondents or originated through branches (retail), third party sources (wholesale), and to a limited degree, the Internet. Potential borrowers are identified principally through relationships maintained with housing intermediaries, including realtors, home builders, and brokers.

     The mortgage banking line of business sells mortgage loans to institutional and private investors but may retain servicing rights to the loans that it originates or purchases from correspondents. This balance between mortgage loan originations and mortgage loan servicing provides an economic hedge against interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the value of the business' mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the value of the business' mortgage production franchise generally increases. Servicing rights are periodically sold for a variety of reasons, including income recognition, cash flow, and servicing portfolio management.

     Loans are funded on a short-term basis through credit facilities provided by commercial banks, including Irwin Union Bank. Repurchase agreements with investment banks are also used. Individual loans are pooled, securitized, and sold into the secondary mortgage market.

2000 REVIEW:

     Net income from mortgage banking was $13.0 million in 2000, a decrease of 43.7% from 1999 results of $23.1 million and a decrease of 55.0% from 1998 results of $28.9 million. Return on average equity was 20.2% in 2000 compared to 22.6% in 1999 and 31.5% in 1998. Both the 2000 and 1999 declines were the result of a rising interest rate environment which slowed production activity throughout the mortgage banking industry.

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Total originations:....................................  $4,091,573    $5,876,750    $8,944,615
Percent retail loans...................................        35.7%         37.4%         35.9%
Percent wholesale loans................................        55.7          57.1          59.7
Percent brokered.......................................         8.6           5.5           4.4
Percent refinances.....................................        16.4          28.6          49.5

     As a result of rising interest rates throughout the majority of 2000, the mortgage banking line of business experienced a decline in 2000 loan originations as compared to 1999 and 1998 when a record number of originations were made in a low interest rate environment. Loan originations in 2000 of $4.1 billion were down 30.4% from 1999 and down 41.5% from 1998. Income from mortgage loan originations totaled $34.7 million which was 25.1% lower than 1999 and 21.9% less than 1998. Refinances accounted for 16.4% of 2000 originations as compared to 28.6% in 1999 and 49.5% in 1998. Because certain fees are not collected for loan refinancings, loan origination fees did not decrease at the same rate as loan production in 2000 and 1999.

     Gains from the sale of mortgage loans totaled $45.6 million in 2000, compared to $72.4 million in 1999 and $97.7 million in 1998. Lower loan production levels accounted for the 2000 decline.

MORTGAGE SERVICING:

SERVICING PORTFOLIO:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                 (PORTFOLIO IN BILLIONS)
Beginning Portfolio........................................  $   10.5    $   11.2    $   10.7
Add:
  Mortgage Loan Closings...................................       4.1         5.9         8.9
Deduct:
  Sale of Servicing Rights.................................      (4.1)       (4.7)       (4.9)
  Run-off*.................................................      (1.3)       (1.9)       (3.5)
                                                             --------    --------    --------
Ending Portfolio...........................................  $    9.2    $   10.5    $   11.2
                                                             ========    ========    ========
Number of Loans............................................   103,069     133,990     135,833
Average Loan Size..........................................  $ 89,200    $ 84,500    $ 82,900
Percent GNMA...............................................        75%         70%         65%
Percent FHLMC..............................................         6           4           5
Percent FNMA...............................................        11           8          13
Delinquency ratio..........................................       9.3         6.8         5.0
Capitalized servicing as a percentage of servicing
  portfolio................................................       1.3         1.3         1.0

---------------
* Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayment of an entire loan.

     The mortgage servicing portfolio was $9.2 billion at December 31, 2000, down 12.4% from the same date in 1999 and 17.9% from 1998. The mortgage bank has followed a strategy to manage the interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should the interest rates decline. During 2000, the line of business sold servicing rights to help manage its investment in the portfolio and to monetize existing gains in its servicing portfolio. The business recognized revenues of $27.5 million in 2000 from these sales, up 205.7% from 1999 and up 3220.6% compared to 1998. The rising delinquency rate of the portfolio, reflective of deterioration in the national economy, is consistent with that of other lenders which are heavily weighted toward GNMA servicing. While the business does not retain credit risk on the majority of the loans it services, rising delinquencies do modestly increase its servicing costs and increases the probability it will have repurchase obligations resulting from errors made at the time of original loan production and sale to the secondary market.

     The following table sets forth certain information regarding the interest rates of loans in the servicing portfolio at December 31:

SERVICING PORTFOLIO BY INTEREST RATE:

                                                              2000    1999    1998
                                                              ----    ----    ----
Less than 7%................................................   9.6%   14.9%   15.1%
7.00 - 7.99%................................................  47.3    53.3    52.7
8.00 - 8.99%................................................  35.7    29.9    27.6
9% or greater...............................................   7.4     1.9     4.6
                                                              ----    ----    ----
          Total.............................................   100%    100%    100%
                                                              ====    ====    ====

     Mortgage servicing assets are recorded at the lower of their cost or market value, and a valuation allowance is recorded for any impairment. At December 31, 2000, the market value of these assets was estimated to be $165.1 million or $43.6 million greater than the carrying value on the balance sheet.

LOAN ADMINISTRATION INCOME:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Servicing fees..............................................  $50,309    $54,247    $52,217
Amortization and impairment of servicing assets.............   37,514     13,758     34,123
                                                              -------    -------    -------
Net loan administration income..............................  $12,795    $40,489    $18,094
                                                              =======    =======    =======

     Servicing fee income is recognized by collecting fees which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income decreased 7.3% from 1999 and 3.7% from 1998, reflecting the decrease in the average size of the servicing portfolio throughout the last two years.

     The value of mortgage servicing assets must be amortized over their estimated life and adjusted for impairment which could result from interest rate changes. The amortization and impairment of servicing assets increased 172.7% from 1999 and 9.9% from 1998. The increase is the result of the actual and anticipated reductions in mortgage interest rates near the end of 2000. Declining rates result in increased prepayments in underlying loans and increased impairment levels in mortgage servicing assets. The 1999 improvement in mortgage servicing asset amortization and impairment was substantially offset by corresponding losses on hedging activities. In 1999, the mortgage bank used options on treasury futures to offset the interest rate risk associated with its mortgage servicing assets. By December 31, 1999, options on the mortgage bank's balance sheet had expired. In 1999, the mortgage bank recorded a $10.8 million market loss on options held during the year. This compares with a market gain of $4.3 million recorded in 1998. There were nominal hedging gains recorded in 2000. At year end 2000, the mortgage bank had Treasury future contracts on a notional value of $200 million. The current activities of the mortgage bank do not satisfy the criteria for "hedge accounting." As a result, options were accounted for as trading assets, and changes in fair value were adjusted through earnings as trading gains or losses.

SALE OF MORTGAGE SERVICING:

     The mortgage banking business maintains the flexibility to either sell servicing for current cash flow or retain servicing for future cash flow. The decision to sell or retain servicing is based on current market conditions balanced with the interest rate risk tolerance of the business.

     Servicing totaling $4.1 billion was sold in 2000. This figure includes $2.5 billion in bulk sales generating a $27.5 million pre-tax gain on those sales. This compares to servicing sales of $4.7 billion in 1999, which included $1.2 billion in bulk sales that produced a $9.0 million pre-tax gain. Servicing sales in 2000 represented 99.4% of 2000 originations versus 1999 sales which were 79.9% of that year's originations and 1998 sales which were 54.6% of originations. The increases in both 1999 and 2000 relate to increased bulk sales during each of those respective years.

NET INTEREST INCOME:

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income totaled $15.4 million in 2000, compared to $21.7 million in 1999 and $26.2 million in 1998. The 2000 decline resulted from the decreased loan production during the year which was driven by rising interest rates throughout the majority of the year.

OPERATING EXPENSES:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                     ($ IN THOUSANDS)
Salaries and employee benefits.............................  $ 72,818    $ 88,473    $101,477
Other expenses.............................................    46,569      56,442      57,715
                                                             --------    --------    --------
          Total operating expenses.........................  $119,387    $144,915    $159,192
                                                             ========    ========    ========
Number of employees at December 31.........................     1,226       1,492       1,752

     Total operating expenses decreased 17.6% from 1999 and 25.0% from 1998. Salaries and employee benefits were down 17.7% from 1999 and 28.2% from 1998. The decrease reflects the decreased production activities throughout 1999 and 2000.

2001 OUTLOOK:

     The mortgage bank anticipates an increase in loan production throughout the mortgage industry in 2001. Interest rates declined near the end of 2000 and are expected to decline further during 2001, reflecting slowing of the national economy. Declining rates have historically caused refinance activity to increase.

     The mortgage bank's strategy for competing in this changing environment is comprised of three components. The first is to grow its loan production activities through the expansion of existing channels. These include expansion to new geographic markets, demographic groups that support our first time home buyer strategy, and channels (such as credit unions) that are thought to be underserved by the mortgage industry and that value the mortgage bank's service-oriented approach to lending. The second component is to improve profit margins as a result of an important process improvement initiative undertaken throughout 1999 and 2000 for loan production activities. This initiative uses process re-design to increase efficiency by allowing the mortgage bank to process, underwrite, and close loans in a highly automated environment. The company believes it can significantly reduce the fixed costs associated with processing mortgage loans through its efforts in this initiative. The final component is to continue a strategy that attempts to minimize the interest rate risk associated with managing its servicing portfolio.

HOME EQUITY LENDING

BUSINESS PROFILE: HOME EQUITY LENDING

                            SELECTED FINANCIAL DATA

                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income................  $   35,593    $ 18,852    $  5,495    $  7,129    $  7,755
Provision for loan losses..........        (461)         --        (513)     (1,404)       (983)
Gain on sale of loans..............      30,340      17,742      18,610      15,908       7,798
Loan origination fees..............      17,581       6,256          --          --          --
Loan servicing fees................       7,559       4,907       3,323       2,145         710
Amortization and impairment of
  servicing assets.................      (1,583)     (1,445)       (842)       (334)         --
Trading gains (losses).............      14,399       2,512      (2,952)     (1,961)         --
Other income.......................          19       1,742         820         294         140
                                     ----------    --------    --------    --------    --------
          Total net revenues.......     103,447      50,566      23,941      21,777      15,420
Operating expenses.................      72,623      35,557      30,609      20,067      16,236
Income before taxes................      30,824      15,009      (6,668)      1,710        (816)
  Income taxes.....................      12,330       2,403          --          --          --
                                     ----------    --------    --------    --------    --------
Net income.........................  $   18,494    $ 12,606    $ (6,668)   $  1,710    $   (816)
                                     ==========    ========    ========    ========    ========
SELECTED BALANCE SHEET DATA AT END
  OF PERIOD:
  Home equity loans, net of loan
     loss reserve..................  $    4,010    $  1,904    $  7,832    $111,216    $117,588
  Home equity loans held for
     sale..........................     330,208     231,382     242,702          --          --
  Interest-only strips.............     152,614      57,833      32,321      22,134      12,661
  Total assets.....................     550,526     339,640     311,974     165,242     145,113
  Short-term debt..................     163,595     260,184     226,998     146,219     129,627
  Shareholders' equity.............      99,586      58,733      40,272      10,936      13,221
SELECTED OPERATING DATA:
Loan volume:
  Lines of credit..................  $  629,906    $ 93,185    $ 98,855    $115,274    $ 80,724
  Loans............................     596,049     346,322     290,818      99,244      88,396
Total managed portfolio balance at
  December 31,.....................   1,822,856     842,403     581,241     358,166     230,450
Weighted average coupon rate:
  Lines of credit..................       14.04%      12.72%      11.89%      12.96%      12.80%
  Loans............................       13.09%      12.33%      11.86%      13.97%      14.08%

OVERVIEW & STRATEGY:

     Irwin Home Equity operates from offices located in San Ramon, California and Carson City, Nevada, and was incorporated in late 1994. The company, in combination with Irwin Union Bank (together, the home equity line of business), originates and services home equity loans and lines of credit nationwide through direct mail and telemarketing, broker and correspondent channels, acquisition channels, and Internet-based solicitations. In addition, in 1999 and continuing into 2000, the home equity line of business acquired, through carefully selected bulk purchases, loans originated by third parties which have elected for various reasons to withdraw from the home equity business. Through the use of extensive data mining and credit analysis, the company principally targets homeowners who are creditworthy, active users of debt and prices the loans for risks and profitability. The loan and line of credit products allows customers to refinance their debts into lower cost, lower payment, home equity loans.

     The business has the option to either hold its loans in portfolio or sell them through securitization transactions and continue to service them. If the loans are held in portfolio, many non-production costs incurred during the period to produce the loans are expensed immediately, whereas the revenue from the loans accrues over the lives of the loans. Alternatively, if the loans are securitized and sold on the secondary market to investors, a portion of the present value of the future net revenues from the loans will be recognized in the current period, helping to offset the expenses incurred in producing the loans. Regardless of whether the loans are funded on balance sheet or through securitizations, the business retains some credit and interest rate risk on the loans.

2000 REVIEW:

     The home equity lending business recorded net income of $30.8 million pre-tax ($18.5 million after-tax) in 2000, compared with a pre-tax profit of $15.0 million ($12.6 million after-tax) in 1999 and a pre-tax loss of $6.7 million in 1998. Results in 1999 are net of $2.4 million of income taxes. It was not until late in 1999 that the net operating losses carried forward by the business were fully used and the business began recording income tax expense. Until that point, income taxes for this business were recorded at the parent company.

     The improvement in 2000 earnings was the result of the growth of the business' managed loan portfolio, improved credit and prepayment performance of the loans relative to the assumptions used to value the interest-only strips, and improved competitive conditions.

LOAN ORIGINATIONS AND SECURITIZATIONS:

     During 2000, the home equity lending business originated and acquired $1.2 billion of home equity loans, up 178.9% from 1999 volume of $439.5 million and 214.6% from 1998 volume of $389.7 million. Included in the 2000 total is a fourth quarter acquisition of the residual interest, servicing rights and related whole loans of an approximately $400 million pool of previously securitized home equity lines of credit. The collateral supporting the pool is comprised of seasoned lines of credit predominantly up to 100% combined loan-to-value and similar in credit quality and yield to lines of credit originated by the business. The home equity lending business had $334.7 million of loans and loans held for sale at December 31, 2000. This compares to $233.3 million at the end of 1999 and $250.5 million at the end of 1998.

     The business securitized $774.6 million of loans in 2000 which generated a pre-tax gain of $30.3 million. This compares to a $17.7 million gain recognized in 1999 on the sale of $430.7 million of loans, and an $18.6 million gain recognized in 1998 on the sale of $294.3 million of loans.

SERVICING PORTFOLIO:

                                                               2000         1999        1998
                                                            ----------    --------    --------
                                                                      (IN THOUSANDS)
Balance at December 31....................................  $1,822,856    $842,403    $581,243
Delinquency ratio.........................................        4.27%        2.7%        1.3%

     The home equity lending business continues to service loans it has securitized. The servicing portfolio, which includes loans held on the balance sheet as well as securitized loans, increased 116.4% from 1999 and 213.6% from 1998. The business earns a servicing fee equal to approximately one percent of the outstanding principal balance of the securitized loans. Servicing fee income increased to $7.6 million in 2000 from $4.9 million in 1999 and $3.3 million in 1998.

     The home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At December 31, 2000, net servicing assets totaled $7.7 million, compared with $4.5 million at the end of 1999 and $3.1 million at the end of 1998. Servicing asset amortization and impairment expense totaled $1.6 million in 2000, up from $1.4 million in 1999 and $0.8 million in 1998.

     The securitization of loans into the secondary market results in the creation of a residual asset which we refer to as an interest-only strip. This recorded interest-only strip is equal to the discounted future cash flows of the interest paid by borrowers less servicing fees, expected losses, third party fees and interest paid to investors. Interest-only strips are carried on the balance sheet as a trading asset and recorded at their market values determined using assumptions about the duration and performance of the securitized loans. Interest-only strips had a balance of $152.6 million at December 31, 2000, compared with $57.8 million at the same date in 1999 and $32.3 million in 1998. Included in the market valuation assumptions are estimates of the lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Credit aspects have been favorable with respect to the portfolio. Adjustments to carrying values are recorded as trading gains or losses. During 2000, the home equity lending business recorded a trading gain of $14.4 million. This compares with a trading gain of $2.5 million recorded in 1999 and a trading loss of $3.0 million recorded in 1998. The 2000 improvement was the result of an increase in securitization volume, a higher interest rate environment and reduced competition. The 1999 improvement over 1998 relates to efforts made to shift a substantial portion of the home equity loan portfolio into product with less prepayment sensitivity.

     At the end of 2000 the home equity line of business owned interest-only strips in 12 securitizations. In addition, the company has sold partial interests in three of its interest-only strips to an independent third party, with retained risk equal to that sold to the third party at prices equal to or greater than the carrying value at the time of sale. Assumptions used in the calculation of carrying value for these interest-only strips at December 31, 2000, were as follows:

                                                      UNPAID
                                                    PRINCIPAL      PREPAY    CARRYING   REM AVG   ANNUAL
SALE                      PRODUCT                    BALANCE       PENALTY    SPEED      LIFE     LOSSES
----                      -------                 --------------   -------   --------   -------   ------
                                                  (IN THOUSANDS)              (CPR)      (YRS)
Originated interest-only strips:
1995-2     Home equity lines of credit..........     $ 6,264         no         30%      0.59      2.85%
1996-1     Home equity lines of credit..........      11,803         no         34       1.58      0.65
           Home equity loans....................       6,147         no         32       0.89      0.65
1997-1     Home equity lines of credit..........      10,078         no         29       2.84      0.65
           Home equity loans....................       7,439         no         30       1.98      0.65
1997-2     Home equity lines of credit..........      17,972         no         30       2.70      0.65
           Home equity loans....................      15,115         no         26       2.23      0.65
1998-1     First mortgage loans.................         312         no          0       3.19      0.50
           First mortgage loans.................       6,556        yes          3       3.19      0.50
           Home equity loans....................      12,001         no         24       3.19      0.50
           Home equity loans....................      18,034        yes         25       3.19      0.50
           125 LTV home equity loans............          42        yes         25       3.19      0.50
           125 LTV home equity loans............      26,024         no         34       3.19      0.50
           125 LTV home equity lines of
             credit.............................      38,602        yes         31       3.19      0.50
           125 LTV home equity lines of
             credit.............................       2,000         no         28       3.19      2.00
           Low balance home equity loans........       1,569        yes         35       3.19      2.00
           Low balance home equity lines of
             credit.............................         248         no         31       3.19      0.50
1999-1     First mortgage loans.................      41,001        yes          4       6.30      0.25
           First mortgage loans.................      10,052         no         10       6.30      0.25
           Home equity loans....................      37,170        yes         26       6.30      0.50
           Home equity loans....................      12,598         no         33       6.30      0.50
1999-2     First mortgage loans.................       2,035         no          0       3.40      0.25
           First mortgage loans.................      10,114        yes         12       3.40      0.25
           Home equity loans....................       6,271         no         28       3.40      0.50
           Home equity loans....................      24,327        yes         24       3.40      0.50
           125 LTV home equity loans............      26,745         no         21       3.40      2.00
           125 LTV home equity loans............      65,983        yes         15       3.40      2.00

                                                      UNPAID
                                                    PRINCIPAL      PREPAY    CARRYING   REM AVG   ANNUAL
SALE                      PRODUCT                    BALANCE       PENALTY    SPEED      LIFE     LOSSES
----                      -------                 --------------   -------   --------   -------   ------
                                                  (IN THOUSANDS)              (CPR)      (YRS)
1999-3     First mortgage loans.................       5,700         no         14       3.91      0.25
           First mortgage loans                       17,825        yes          4       3.91      0.25
           Home equity loans....................      14,570         no         32       3.91      0.50
           Home equity loans....................      75,286        yes         19       3.91      0.50
           125 LTV home equity loans............      14,360         no         20       3.91      2.00
           125 LTV home equity loans............      47,388        yes         12       3.91      2.00
           125 LTV home equity lines of
             credit.............................      10,315         no         20       3.91      2.00
           125 LTV home equity lines of
             credit.............................      22,492        yes         15       3.91      2.00
           Low balance home equity loans........         331         no         31       3.91      4.00
           Low balance home equity lines of
             credit.............................       9,202         no         26       3.91      4.00
2000 A-1   125 LTV home equity loans............     111,158       mixed        17       3.56      2.00
2000 LB-1  125 LTV home equity lines of
             credit.............................      27,130        yes         14       2.92      2.00
           125 LTV home equity lines of
             credit.............................       1,731         no         23       2.92      2.00
           Low balance home equity lines of
             credit.............................      61,692         no         27       2.92      4.00
2000-1     Home equity loans -- group 1.........      99,263       mixed        20       3.60      0.64
           Home equity loans -- group 2.........      20,063       mixed        20       3.60      0.66
           125 LTV home equity loans -- group
             2..................................     114,934       mixed        15       3.60      2.58
           125 LTV home equity loans -- group
             3..................................      49,002       mixed        15       3.60      2.66
           Home equity lines of credit..........      62,797       mixed        22       3.60      0.55
PURCHASED INTEREST-ONLY STRIPS:
  1999 PNB-1 Home equity lines of credit........     363,871         no         35       2.31     2-3.5

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is calculated based on all securitizations occurring in that year.

ACTUAL AND PROJECTED CREDIT LOSSES (%) AS OF:

                                        HOME EQUITY LOANS AND LINES OF CREDIT SECURITIZED IN
                                   --------------------------------------------------------------
                                    1995       1996       1997       1998       1999       2000
                                   -------   --------   --------   --------   --------   --------
December 31, 2000
Actual to date...................     2.24%      0.95%      0.97%      0.65%      1.02%      0.40%
Projected........................     0.18       0.11       0.35       0.87       2.74       6.22
Total............................     2.42       1.06       1.32       1.52       3.76       6.62
Original balance securitized
  ($ in thousands):                $51,584   $139,996   $229,994   $160,470   $433,606   $781,914

NET INTEREST INCOME:

     Net interest income was $35.1 million in 2000, compared to $18.9 million in 1999 and $5.5 million in 1998. The business earns interest income on its loans held on balance sheet and the accretion of the discount applied to its interest-only strips, net of amortization expense. This amounted to $15.9 million in 2000, compared to $6.5 million in 1999 and $0.4 million in 1998.

OPERATING EXPENSES:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Salaries and employee benefits..............................  $39,180    $21,383    $15,480
Marketing and development...................................    7,630      3,410      5,314
Other.......................................................   25,813     10,764      9,815
                                                              -------    -------    -------
          Total operating expenses..........................  $72,623    $35,557    $30,609
                                                              =======    =======    =======
Number of employees at December 31..........................      614        372        266

     Operating expenses increased 104.2% from 1999 and 137.3% from 1998, reflecting the growth in the managed portfolio and growth in production.

2001 OUTLOOK:

     The competitive environment for high loan-to-value home equity lending became more favorable during 1999 and remained so in 2000 with the exit of many home equity lenders who did not survive the competitive pressures and significant refinance activity of 1998. Management anticipates that the competitive environment will remain favorable, and consumer demand for home equity products is expected to remain high in 2001; and management believes these factors, coupled with recent expansion of its broker, correspondent and acquisition channels will assist the home equity business to increase its originations. The timing of loan acquisitions is more difficult to predict; however, the company intends to opportunistically continue its growth in this channel as appropriate.

     As noted above, the home equity business retains credit risk on loans it originates whether funded on- or off-balance sheet. Delinquency rates and losses on its managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions. The 30-day and greater delinquency ratio totaled 4.27% as of December 31, 2000, compared with 2.70% a year earlier. Given continual product testing and seasoning of the company's portfolio, as well as anticipated declines in general economic conditions, management anticipates that delinquencies and losses are likely to increase in 2001, but still remain within the loss reserves and valuation parameters used in valuing the loans and interest-only strips on the balance sheet.

     Home equity products are highly regulated and recent regulatory initiatives have focused on the high loan-to-value home equity market and capital levels required to support investments in interest-only strips. Certain state and federal regulatory proposals could cause the business to limit certain of its product offerings and/or cause it to hold additional capital. Management believes the business' loan products and capital levels are appropriate, even under the proposals currently under review; however, future regulatory changes are difficult to predict.

Commercial Banking

BUSINESS PROFILE: COMMERCIAL BANK

                            SELECTED FINANCIAL DATA

                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Interest income..................  $   82,680    $ 54,452    $ 46,056    $ 41,115    $ 35,645
  Interest expense.................      44,268      23,525      20,957      19,120      15,908
  Provision for loan and lease
     losses........................       2,933       1,813       1,820       2,201       2,284
                                     ----------    --------    --------    --------    --------
  Net interest income after
     provision for loan and lease
     losses........................      35,479      29,114      23,279      19,794      17,453
  Non-interest income..............      11,974      11,797      11,712       9,256       9,298
                                     ----------    --------    --------    --------    --------
          Total net revenues.......      47,453      40,911      34,991      29,050      26,751
  Operating expense................      35,773      29,080      24,515      20,194      20,225
                                     ----------    --------    --------    --------    --------
  Income before taxes..............      11,680      11,831      10,476       8,856       6,526
  Income taxes.....................       4,590       4,486       3,967       3,269       2,272
                                     ----------    --------    --------    --------    --------
  Net income.......................  $    7,090    $  7,345    $  6,509    $  5,587    $  4,254
                                     ==========    ========    ========    ========    ========

                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
SELECTED BALANCE SHEET DATA AT
  END OF PERIOD:
  Loans............................  $1,067,980    $720,493    $514,950    $410,272    $336,580
  Allowance for loan losses........       9,228       7,375       6,680       5,525       4,790
  Total assets.....................   1,167,559     789,560     607,992     539,233     503,507
  Deposits.........................     998,892     710,899     567,526     486,481     453,879
  Shareholders' equity.............      68,539      63,678      46,990      38,390      33,967
DAILY AVERAGES:
  Assets...........................  $  956,744    $682,632    $567,116    $515,666    $459,893
  Deposits.........................     851,386     619,308     514,694     463,851     413,935
  Loans............................     879,875     600,877     462,319     370,313     329,658
  Allowance for loan losses........       8,133       7,317       6,308       5,332       4,367
  Shareholders' equity.............      57,214      52,867      42,026      36,232      31,863
  Shareholders' equity to assets...        5.98%       7.74%       7.41%       7.03%       6.93%

OVERVIEW & STRATEGY:

     Commercial banking is conducted by Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (together, "the commercial bank"). The federal savings bank, which began operations in December 2000, will enable the commercial bank to expand into markets beyond where Irwin Union Bank is currently permitted to branch. The commercial bank offers a wide variety of services to individuals, businesses, and institutional and governmental customers in selected markets. The commercial bank's primary focus is on credit and credit-related products for small businesses and business owners. In recent years, the commercial bank has implemented a growth plan that calls for expansion into new markets outside of its traditional markets in south-central Indiana using offices staffed by senior commercial loan officers who have experience with other commercial banks. The commercial bank's strategy in these and other possible new markets is to position itself with local management and staff who can provide highly personalized, flexible service to commercial customers who have been negatively affected by bank consolidation.

     The conditions that led the commercial bank to execute its strategy have come about due to what management believes are poorly executed mergers and acquisitions of other banking institutions. This activity has caused disenchantment with the delivery of services to the small business community among both the owners of those small businesses and the senior banking officers who had been calling upon them. The commercial bank's expansion strategy has three criteria -- each of which need to be present prior to entering a new market: i) the market must be a metropolitan area with attractive business demographics displaying evidence of sustainable growth, ii) there must have been recent banking merger and acquisition activity in the market where the new participant is viewed as an outsider and/or not responsive to local small business needs, and iii) the commercial bank must be able to attract experienced, senior banking staff to manage the new market. Depending on a variety of factors including continued merger and acquisition activity, earnings, capital, and operational capacity, the commercial bank plans to continue its expansion efforts into new markets throughout the United States.

     The commercial bank anticipates that the low-cost entry into these markets, coupled with relatively rapid asset growth resulting from conversion of customer relationships to Irwin Union by the seasoned lending officers who are native to the new markets, will enable it to break even and achieve target levels of return on capital in these markets in 18 months and 5 years, respectively, in an average market. Some markets will experience growth and profitability at greater or lesser rates than the average due to a variety of factors including execution of the strategy, accuracy in accessing market potential, and success in recruiting senior lenders and other staff to the commercial bank. Over time, the commercial bank may choose to exit certain markets should these factors limit profitability.

2000 REVIEW:

     Commercial banking net income in 2000 totaled $7.1 million, down 3.5% from 1999 net income of $7.3 million and up 8.9% from 1998 net income of $6.5 million. The return on average equity was 12.31% in 2000 as compared to 13.89% in 1999 and 15.49% in 1998. Results in 2000 and 1999 reflect the continued growth and expansion efforts of the commercial bank into new markets.

NET INTEREST REVENUE:

                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Net interest revenue on a taxable equivalent basis*........  $ 38,620    $ 31,151    $ 25,367
Average interest earning assets............................   908,739     645,809     534,439
Net interest margin........................................      4.25%       4.82%       4.75%

---------------
* Reflects what net interest revenue would be if all interest income were subject to federal and state income taxes.

     Net interest revenue on a taxable equivalent basis increased 24.0% from 1999 and 52.2% from 1998 to a total of $38.6 million. Net interest revenue is the product of net interest margin and average earning assets. The 2000 improvement in net interest revenue resulted from an increase in the commercial bank's loan portfolio as a result of its expansion efforts.

     Net interest margin was down for the year, coming in at 4.25% for 2000 compared to 4.82% in 1999 and 4.75% in 1998. The reduction in net interest margin is due to a combination of two factors. First, the expansion activities at the commercial bank have resulted in an increased use of wholesale deposit sources required to fund the growth in the loan portfolio. Secondly, during 2000 the parent company began allocating interest-bearing capital to the commercial bank. Prior to this intercompany allocation, which has no consolidated impact, the net interest margin for the year declined 34 basis points compared to 1999 and is down 27 basis points compared to 1998.

NONINTEREST INCOME:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Trust fees..................................................  $ 2,285    $ 2,257    $ 2,136
Service charges on deposit accounts.........................    2,156      2,021      2,076
Insurance commissions, fees and premiums....................    1,877      1,635      1,265
Gain from sale of loans.....................................      259        901      1,346
Loan servicing fees.........................................    1,006      1,458      1,745
Brokerage fees..............................................    1,991      1,546      1,050
Other.......................................................    2,400      1,979      2,094
                                                              -------    -------    -------
          Total noninterest income..........................  $11,974    $11,797    $11,712
                                                              =======    =======    =======

     Reflective of the growth at the commercial bank from expansion into new markets, noninterest income was up 1.5% from 1999 and 2.2% from 1998.

OPERATING EXPENSES:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Salaries and employee benefits..............................  $21,507    $16,881    $14,142
Other expenses..............................................   14,266     12,199     10,373
                                                              -------    -------    -------
          Total operating expenses..........................  $35,773    $29,080    $24,515
                                                              =======    =======    =======
Number of employees at December 31,.........................      432        395        353

     Operating expenses increased 23.0% from 1999 and 45.9% from 1998. Costs associated with expanding new products and markets contributed to the increase.

BALANCE SHEET:

     Total assets averaged $956.7 million in 2000, compared to $682.6 million in 1999 and $567.1 million in 1998. Average earning assets for the year were $908.7 million, up $262.9 million or 40.7% from 1999 and up $374.3 million or 70.0% from 1998. The most significant component of the 2000 increase was loans which were up $279.0 million on average in 2000 as a result of the commercial bank's expansion efforts into new markets. Average deposits were $851.4 million in 2000, 37.5% higher than 1999 and 65.4% higher than 1998.

     Growth at the commercial bank has occurred both in established markets and in the newer markets opened in connection with recent expansion as indicated in the table below:

                                                2000                     1999                     1998
                                       ----------------------   ----------------------   ----------------------
                                          LOANS      PERCENT       LOANS      PERCENT       LOANS      PERCENT
                                       OUTSTANDING   OF TOTAL   OUTSTANDING   OF TOTAL   OUTSTANDING   OF TOTAL
                                       -----------   --------   -----------   --------   -----------   --------
MARKETS OPENED PRIOR TO 1999:
  Bartholomew County, Indiana........  $  233,609      21.9%     $214,525       29.8%     $184,133       35.8%
  Shelby County, Indiana.............      69,327       6.5        66,463        9.2        52,393       10.2
  Seymour, Indiana...................      50,638       4.7        48,427        6.7        48,017        9.3
  Greensburg, Indiana................      42,340       4.0        31,872        4.4        26,984        5.2
  Bloomington, Indiana...............     123,949      11.6       108,704       15.1        87,178       16.9
  Hendricks County, Indiana..........      40,258       3.8        26,865        3.7         5,971        1.2
  Carmel, Indiana....................      84,196       7.9        60,049        8.3        28,302        5.5
  Johnson County, Indiana............      56,080       5.3        91,995       12.8        81,972       15.9
                                       ----------      ----      --------       ----      --------      -----
                                          700,397      65.6       648,900       90.1       514,950      100.0
MARKETS OPENED IN 1999 OR LATER:
  Indianapolis, Indiana..............      82,513       7.7        16,490        2.3            --         --
  St. Louis, Missouri................      27,855       2.6        13,903        1.9            --         --
  Kalamazoo, Michigan................      61,234       5.7        27,167        3.8            --         --
  Grand Rapids, Michigan.............     104,897       9.8        14,033        1.9            --         --
  Carson City, Nevada................      14,002       1.3            --         --            --         --
  Traverse City, Michigan............      54,426       5.1            --         --            --         --
  Louisville, Kentucky...............       3,306       0.3            --         --            --         --
  Salt Lake City, Utah...............      18,221       1.7            --         --            --         --
  Phoenix, Arizona...................         998       0.1            --         --            --         --
  Las Vegas, Nevada..................         131        --            --         --            --         --
                                       ----------      ----      --------       ----      --------      -----
                                          367,583      34.4        71,593        9.9            --         --
                                       ----------      ----      --------       ----      --------      -----
          Total......................  $1,067,980       100%     $720,493        100%     $514,950        100%
                                       ==========      ====      ========       ====      ========      =====

     The commercial bank's risk-based assets ratio was 10.3% at December 31, 2000 compared to 10.0% at the end of 1999 and 10.1% at the end of 1998. Banks having a ratio of at least 10% are considered to be well capitalized by bank regulatory authorities.

     In 1999, Irwin Financial Corporation commenced offerings under its Preferred Share Program targeted to investors in new commercial banking markets who can assist with deposit growth. There were 96,336 shares under this plan issued in the first quarter of 2000. More information on this subject is contained in the section on Capital.

CREDIT QUALITY:

                                                               2000      1999      1998
                                                              ------    ------    ------
                                                                    (IN THOUSANDS)
AT DECEMBER 31,
  Nonperforming loans.......................................  $2,469    $1,168    $1,858
  Other real estate owned...................................     230        --        48
                                                              ------    ------    ------
  Total nonperforming assets................................  $2,699    $1,168    $1,906
                                                              ======    ======    ======
  Nonperforming assets as a percentage of total assets......    0.23%     0.15%     0.31%
                                                              ======    ======    ======
  Allowance for loan losses.................................  $9,228    $7,375    $6,680
                                                              ======    ======    ======
  Allowance for loan losses as a percentage of loans........    0.86%     1.02%     1.30%
                                                              ======    ======    ======
FOR THE YEAR ENDED DECEMBER 31,
  Provision for loan losses.................................  $2,933    $1,813    $1,820
                                                              ======    ======    ======
  Net charge-offs...........................................  $1,080    $  963    $  592
                                                              ======    ======    ======

2001 OUTLOOK:

     The commercial bank expects consolidation to continue in the banking and financial services industry. The commercial bank plans to capitalize on the opportunities brought about by consolidation by continuing its growth strategy for small business lending in new markets throughout the United States. The focus will be to provide personalized lending services to small businesses in cities affected by consolidation, using experienced lenders with a strong presence in those cities.

     As the national economy has slowed in recent months, the commercial bank has been more selective in its extension of credit. However, its expansion strategy through the establishment of new offices should allow for continued loan growth, notwithstanding the slowing of the national economy.

     In addition to its lending expansion, the commercial bank looks to develop further its insurance and investment operations in order to provide a full range of financial services to its customers.

Equipment Leasing

BUSINESS PROFILE: EQUIPMENT LEASING

                            SELECTED FINANCIAL DATA

                                                                2000      1999
                                                              --------    -----
                                                               (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income.......................................  $  3,196    $ (18)
  Provision for loan and lease losses.......................    (1,513)      --
  Non-interest income.......................................       799       --
                                                              --------    -----
          Total net revenues................................     2,482      (18)
  Salaries, pension, and other employee expense
  Other expense.............................................     5,045      825
                                                              --------    -----
  Income before taxes.......................................  $ (2,563)   $(843)
                                                              ========    =====
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
  Leases....................................................  $154,934    $  --
  Allowance for lease losses................................    (2,441)      --
  Total assets..............................................   159,773      543
  Shareholders' equity......................................    20,291      386
  Net charge-offs...........................................       961      n/a
  Net interest margin.......................................      4.50%     n/a
  Total fundings of loans and leases (includes Onset since
     7/14/2000).............................................   113,323      n/a

OVERVIEW AND STRATEGY:

     In mid-1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance, which is located in Bellevue, Washington. On July 14, 2000, the line of business completed an acquisition of a 78% ownership position in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver. The remaining 22% was and remains in the ownership of principals of Onset. The Onset acquisition added approximately $60 million in leases to the line of business portfolio. Together, these companies, in conjunction with Irwin Union Bank, form the equipment leasing line of business.

     The equipment leasing line of business sources equipment leasing transactions from an established network of brokers and vendors. The majority of the leases originated are full payout, small-ticket $(5,000-$300,000) assets. The business finances a variety of commercial and office equipment types and attempts to limit its industry or geographic concentrations in any one area. In addition to traditional direct solicitation of brokers and vendors, the business uses a web-based e-commerce system that provides for automated credit scoring, documentation and portfolio management services.

2000 REVIEW:

     The equipment leasing line of business incurred a pre-tax loss of $2.6 million in 2000 versus pre-tax losses of $0.8 million a year earlier. These losses reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenues. The domestic business, which began funding leases in January 2000, reached break even on a monthly basis by the end of the fourth quarter of 2000. Management anticipates that the company will fluctuate around break even in subsequent months, until such time as its portfolio is more mature. The line of business originated $113.3 million in leases in 2000 and had a portfolio at year end of $154.9 million.

     Irwin Business Finance had nonperforming leases at December 31, 2000, totaling $2.7 million. The company's allowance for loan and lease losses as of year end was $2.4 million, representing 1.58% of total leases. Net charge-offs recorded by the leasing line of business for the year 2000 were $0.9 million.

2001 OUTLOOK:

     The leasing industry experienced strong growth in new business volume in 1999 and through the first three quarters of 2000, with an overall softening in the fourth quarter reflecting the general decline in the U.S. economy during that period. Margins increased in the latter half of 2000 and continuing into the first quarter of 2001 as lessors in the small-ticket market were able to hold rates despite a general decline in cost of funds.

     For the year 2001, Irwin Business Finance is anticipating that new U.S. volume generation will continue to suffer during the first and second quarters but begin to rebound as the market responds to rate cuts by the Federal Reserve Bank and a general tightening of credit by banks. In addition to its current broker relationships, the company is beginning new initiatives directed toward direct vendor business and franchise financing. Onset Capital also expects to expand its current vendor network by developing new relationships throughout Canada as it regains momentum following a slow growth period prior to its acquisition by Irwin in mid-year 2000. The economic outlook predictions for Canada in 2001 indicate slightly slower growth than 2000, although commercial and consumer confidence remains relatively steady.

VENTURE CAPITAL

BUSINESS PROFILE: VENTURE CAPITAL

                            SELECTED FINANCIAL DATA

                                                               2000       1999
                                                              -------    ------
                                                               (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income.......................................  $  (598)   $ (109)
  Mark-to-market adjustment on investments..................    5,202     1,306
  Non-interest income.......................................      364        --
                                                              -------    ------
          Total net revenues................................    4,968     1,197
  Operating expense.........................................      430        78
                                                              -------    ------
  Income before taxes.......................................    4,538     1,119
  Income taxes..............................................    1,814       463
                                                              -------    ------
  Net income................................................  $ 2,724    $  656
                                                              =======    ======
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
  Investment in portfolio companies (cost)..................  $ 5,206    $1,759
  Mark-to-market adjustment.................................    6,508     1,306
                                                              -------    ------
  Carrying value of portfolio companies.....................  $11,714    $3,065
                                                              =======    ======

OVERVIEW AND STRATEGY:

     During 1999, the Corporation formed Irwin Ventures, a venture capital company that makes minority investments in early-stage financial services-related businesses. Its primary focus is on financial services-oriented businesses that plan to use technology as a key component of their competitive strategy. The company seeks to make investments in opportunities where the financial services experience and expertise of Irwin Ventures' management team can add superior value to innovative companies. The Corporation's Board of Directors has approved an allocation of up to 10% of the Corporation's capital base to support this subsidiary.

     Venture capital investments held by Irwin Ventures are carried at market value with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospects. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

2000 REVIEW:

     During 2000, the venture capital line of business recorded net income of $2.7 million. This compares to $0.7 million of net income in 1999. These results from 2000 and 1999 are primarily due to valuation adjustments to reflect the company's portfolio investments at market value. The company invested in three new portfolio companies in 2000, bringing the total of portfolio companies to four at year end.

     At December 31, 2000, the business had investments in the following companies:

COMPANY                                          PUBLIC/PRIVATE    INVESTMENT AT COST    CARRYING VALUE
-------                                          --------------    ------------------    --------------
LiveCapital.com................................     Private           $1.94million       $ 8.69million
Bremer Associates..............................     Private           $1.60million       $ 1.60million
DocuTouch......................................     Private           $1.00million       $ 0.75million
Zoologic.......................................     Private           $0.67million       $ 0.67million
                                                                      ------------       -------------
          Total................................                       $5.21million       $11.71million
                                                                      ============       =============

2001 OUTLOOK:

     Numerous opportunities have arisen in the past few years for technology-focused private equity investment in the financial services industry. Despite the sharp reduction in values of technology segment companies, Irwin Ventures continues to see opportunities in emerging technologies applied to this industry. Irwin Ventures believes this will continue in 2001 as improvements in technology and entreprenuerial innovation continue to change the manner in which financial services are delivered to businesses and consumers.

     Irwin Ventures anticipates that it will be able to identify and fund attractive opportunities in 2001 and beyond. In early 2001, Irwin Ventures increased its investment in Bremer Associates and DocuTouch by $0.4 million and $0.3 million, respectively. In addition, during the first quarter, the company made a $1.0 million investment in PayCycle. PayCycle is an Internet-based provider of fully guided, self-service payroll management services for small businesses and their accountants.

OTHER (INCLUDES PARENT, MEDICAL EQUIPMENT LEASING, AND CONSOLIDATING ENTRIES):

     Results at the Corporation's other businesses totaled a net loss of $3.1 million in 2000, compared with a net loss of $9.7 million in 1999 and a net loss of $1.8 million in 1998. The components of these other results are as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Parent Company operating results............................  $(4,375)   $(6,269)   $(3,722)
Income tax benefit (expense) generated at home equity line
  of business...............................................       --     (3,601)     2,667
Income tax benefit generated at leasing line of business....    1,025        335         NA
                                                              -------    -------    -------
          Total parent company..............................   (3,350)    (9,535)    (1,055)
Medical equipment leasing line of business..................       21       (257)     2,898
Other, net..................................................      245        121        (34)
                                                              -------    -------    -------
                                                              $(3,084)   $(9,671)   $ 1,809
                                                              =======    =======    =======

     Parent company operating losses were lower in 2000 versus 1999 as a result of allocations to its subsidiaries of $5.4 million in interest expense related to interest-bearing capital obligations of the parent company. Prior to 2000, these expenses were not allocated by the parent to the subsidiaries. Partly offsetting this improvement to parent earnings was a $2.7 million compensation expense recorded during 2000 to reflect the increase in minority ownership interests at the home equity line of business. This minority interest expense will continue to grow as the book value of certain of the Corporation's subsidiaries increase, reflecting the ownership positions of senior subsidiary management in their lines of business. There are currently minority interests in the home equity, venture capital, and leasing lines of business and similar long-term incentive plans are contemplated for other lines of business as necessary to attract and retain key executives.

     Each subsidiary pays taxes to the parent company at the statutory rate. Subsidiaries also pay fees to the parent company to cover direct and indirect services. In addition, services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's-length, external market basis and are eliminated in consolidation.

CONSOLIDATED INCOME STATEMENT ANALYSIS

     Pre-tax income for 2000 totaled $59.3 million, up 12.7% from 1999 and 16.7% from 1998. The effective income tax rate was 40% in 2000, 37% in 1999, and 40.0% in 1998. The lower rate in 1999 was the result of a change in the Indiana Financial Institutions Tax which took effect in 1999. The change in tax law resulted in a reduction in the Corporation's deferred Indiana income tax liability.

     Net interest revenue for 2000 totaled $85.6 million, up 36.6% from 1999 and 60.9% from 1998. The net interest margin was 5.36% in 2000 compared to 5.01% in 1999 and 4.09% in 1998. These improvements in margin were primarily due to a shift in composition of mortgage loans held for sale from a concentration in first mortgage loans to a greater share of higher-yielding second mortgage loans.

                     SUMMARY OF NET INTEREST INCOME CHANGES

     The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on fully taxable equivalent basis:

                                                2000 OVER 1999                 1999 OVER 1998
                                          ---------------------------   ----------------------------
                                          VOLUME     RATE      TOTAL     VOLUME     RATE      TOTAL
                                          -------   -------   -------   --------   -------   -------
                                                                (IN THOUSANDS)
INTEREST INCOME
Loans and leases........................  $24,327   $19,952   $44,279   $  5,144   $(8,524)  $(3,380)
Mortgage loans held for sale............      367     4,092     4,459    (15,723)   17,250     1,527
Taxable investment securities...........     (543)      153      (390)      (321)     (350)     (671)
Tax-exempt securities...................        5       (37)      (32)       (32)      (11)      (43)
Trading assets..........................    6,283     3,026     9,309        120     5,844     5,964
Interest-bearing deposits with financial
  institutions..........................      322       474       796        314      (250)       64
Federal funds sold......................     (531)       22      (509)       (56)      (23)      (79)
                                          -------   -------   -------   --------   -------   -------
          Total.........................   30,230    27,682    57,912    (10,554)   13,936     3,382
                                          -------   -------   -------   --------   -------   -------
INTEREST EXPENSE
Money market checking...................     (118)       22       (96)       320      (735)     (415)
Money market savings....................       (9)       45        36        (13)      (19)      (32)
Regular savings.........................    2,772     2,710     5,482      2,971       712     3,683
Time deposits...........................   15,706     6,468    22,174       (863)     (522)   (1,385)
Short-term borrowings...................    4,115        68     4,183    (10,013)    3,332    (6,681)
Long-term debt..........................    1,349       (65)    1,284        269        66       335
Preferred securities distribution.......    1,647      (667)      980          7        (7)       --
                                          -------   -------   -------   --------   -------   -------
          Total.........................   25,462     8,581    34,043     (7,322)    2,827    (4,495)
                                          -------   -------   -------   --------   -------   -------
     Net Interest Revenue...............  $ 4,768   $19,101   $23,869   $ (3,232)  $11,109   $ 7,877
                                          =======   =======   =======   ========   =======   =======

     DAILY AVERAGE CONSOLIDATED BALANCE SHEET, INTEREST RATES AND INTEREST
                                  DIFFERENTIAL

                                                                           DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                          (IN THOUSANDS)
ASSETS
Interest-earning assets:
  Interest bearing deposits
    with banks.................  $   31,654   $  1,567    4.95%   $   22,334   $    771     3.45%  $   15,462   $    707    4.57%
  Federal funds sold...........       2,265        143    6.31        12,293        652     5.30       13,317        731    5.49
  Trading assets...............      91,334     15,584   17.06        45,637      6,275    13.75       32,920        311    0.94
  Taxable investment
    securities.................      32,068      2,594    8.09        39,208      2,984     7.61       42,988      3,655    8.50
  Tax-exempt investment
    securities(1)..............       4,974        378    7.60         4,916        410     8.34        5,291        453    8.56
  Loans held for sale..........     578,758     71,141   12.29       575,592     66,682    11.58      758,640     65,155    8.59
  Loans and leases, net of
    unearned income(1)(2)......     960,848     93,342    9.71       642,435     49,063     7.64      585,025     52,443    8.96
                                 ----------   --------   -----    ----------   --------   ------   ----------   --------    ----
        Total interest-earning
          assets...............   1,701,901    184,749   10.86%    1,342,415    126,837     9.45%   1,453,643    123,455    8.49%
                                 ==========   ========   =====    ==========   ========   ======   ==========   ========    ====

                                                                           DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2000                             1999                             1998
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                          (IN THOUSANDS)
Noninterest-earning assets:
  Cash and due from banks......      47,752                           44,775                           50,754
  Premises and equipment,
    net........................      27,412                           22,077                           18,944
  Other assets.................     256,807                          251,251                          135,693
  Less allowance for possible
    loan and lease losses......     (10,892)                          (9,508)                          (8,650)
                                 ----------                       ----------                       ----------
        Total assets...........  $2,022,980                       $1,651,010                       $1,650,384
                                 ==========                       ==========                       ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Money market checking........  $   96,028      1,334    1.39%   $  104,641   $  1,430     1.37%  $   89,158   $  1,845    2.07%
  Money market savings.........       6,428        201    3.13         6,801        165     2.43        7,281        197    2.70
  Regular savings..............     207,823     10,665    5.13       135,438      5,183     3.83       45,414      1,500    3.30
  Time deposits................     629,179     40,616    6.46       339,934     18,442     5.43      355,431     19,827    5.57
  Short-term borrowings........     465,353     32,608    7.01       406,488     28,425     6.99      568,772     35,106    6.17
  Long-term debt...............      29,629      2,433    8.21        13,631      1,149     8.43       10,245        814    7.94
  Preferred securities
    distribution...............      64,885      5,677    8.75        48,044      4,697     9.78       47,972      4,697    9.79
                                 ----------   --------   -----    ----------   --------   ------   ----------   --------    ----
        Total interest-bearing
          liabilities..........   1,499,325     93,534    6.24%    1,054,977     59,491     5.64%   1,124,273     63,986    5.69%
                                 ==========   ========   =====    ==========   ========   ======   ==========   ========    ====
Noninterest-bearing
  liabilities:
  Demand deposits..............     260,348                          357,771                          381,343
  Other liabilities............      92,111                          132,163                           59,177
Shareholders' equity...........     171,196                          154,143                          133,563
                                 ----------                       ----------                       ----------
        Total liabilities and
          shareholders'
          equity...............  $2,022,980                       $1,699,054                       $1,698,356
                                 ==========                       ==========                       ==========
  Net interest income..........               $ 91,215                         $ 67,346                         $ 59,469
                                              ========                         ========                         ========
  Net interest income to
    average interest-earning
    assets.....................                           5.36%                             5.01%                           4.09%
                                                         =====                            ======                            ====

---------------
Notes:

(1) Interest is reported on a fully taxable equivalent basis. The prevailing federal income tax rate was 35% for the last three years.

(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

     The consolidated provision for loan and lease losses for 2000 was $5.4 million, up 21.6% from 1999 and down 9.9% from 1998. More information on this subject is contained in the section on credit risk.

     Other income increased 3.7% in 2000 to $211.7 million. This compares to $204.1 million in 1999 and $218.9 million in 1998. Improvements at the home equity line of business were offset by declines at the mortgage bank.

     Other expenses in 2000 totaled $238.0 million, up 11.1% from 1999 and up 7.6% from 1998. The 2000 increase in consolidated other expense of $23.9 million was mostly due to higher operating expenses associated with increased commercial and home equity loan production offset partly by lower loan production costs at the mortgage bank.

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets at year-end 2000 were $2.42 billion, up 44.1% from 1999 and up 24.5% from 1998. However, changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets were $2.02 billion in 2000, up 22.5% compared to 1999 and 22.6% compared to 1998. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking and equipment leasing lines of business. In addition, there was significant growth in loans held for sale at the home equity lending line of business related to both internal growth and portfolio acquisitions.

     The Corporation's commercial loans are extended primarily to Midwest regional businesses. The Corporation also extends credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category at the end of the last five years were as follows:

                               LOANS BY CATEGORY

                                                          AT DECEMBER 31,
                                     ----------------------------------------------------------
                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Commercial, financial and
  agricultural.....................  $  677,066    $443,985    $278,834    $212,095    $179,650
Real estate construction...........     220,485     121,803      97,253      73,279      48,991
Real estate mortgage...............     122,301     115,265     123,980     222,818     214,696
Consumer...........................      56,785      48,936      51,730      39,985      38,371
Direct lease financing
  Domestic.........................     116,867       3,890       6,375      78,079      62,372
  Canadian.........................      72,864          --          --          --          --
Unearned income
  Domestic.........................     (21,570)       (455)     (1,181)    (15,163)    (11,030)
  Canadian.........................      (9,876)         --          --          --          --
                                     ----------    --------    --------    --------    --------
          Total....................  $1,234,922    $733,424    $556,991    $611,093    $533,050
                                     ==========    ========    ========    ========    ========

                        MATURITY DISTRIBUTION OF LOANS:

                                                               AT DECEMBER 31, 2000
                                                --------------------------------------------------
                                                            AFTER ONE
                                                 WITHIN     BUT WITHIN      AFTER
                                                ONE YEAR    FIVE YEARS    FIVE YEARS      TOTAL
                                                --------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural........  $188,018     $242,964      $246,084     $  677,066
Real estate construction......................   114,075       66,121        40,289     $  220,485
Real estate mortgage..........................    12,975       32,176        77,150     $  122,301
Consumer loans................................     5,061       27,073        24,651     $   56,785
Direct lease financing
  Domestic....................................     1,603       83,810         9,884         95,297
  Canadian....................................     9,425       48,397         5,166         62,988
                                                                                        ----------
          Total...............................                                          $1,234,922
                                                                                        ==========
Loans due after one year with:
  Fixed interest rates........................                                          $  451,886
  Variable interest rates.....................                                             451,879
                                                                                        ----------
          Total...............................                                          $  903,765
                                                                                        ==========

                MATURITY DISTRIBUTION OF INVESTMENT SECURITIES:

                                                                AT DECEMBER 31, 2000
                                                  -------------------------------------------------
                                                              AFTER ONE     AFTER FIVE
                                                   WITHIN     BUT WITHIN    BUT WITHIN      AFTER
                                                  ONE YEAR    FIVE YEARS    TEN YEARS     TEN YEARS
                                                  --------    ----------    ----------    ---------
                                                                   (IN THOUSANDS)
U.S. Treasury and government obligations........   $2,498       $4,993        $   --       $18,508
Obligations of states and political
  subdivisions..................................      120        1,091         1,130         2,245
Mortgage-backed securities......................       17          127         3,294         1,714
Other...........................................    1,358           --            --            --
                                                   ------       ------        ------       -------
          Total.................................   $3,993       $6,211        $4,424       $22,467
                                                   ======       ======        ======       =======
Weighted Average Yield
  Held-to-maturity..............................     7.00%        6.81%         7.35%         8.59%
  Available-for-sale............................     7.59%        6.33%          n/a           n/a

     Average yield represents the weighted average yield to maturity computed based on average historical cost balances. The yield information on available-for-sale securities does not give effect to changes in fair value that are reflected as a component of shareholders' equity. The yield on state and municipal obligations has been calculated on a fully taxable equivalent basis, assuming a 35% tax rate. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

     Deposits averaged $1,199.8 million during 2000, compared to $944.6 million during 1999, and $878.6 million in 1998. Demand deposits were down 27.2% on average, or $97.4 million from 1999. A significant portion of demand deposits is related to deposits at Irwin Union Bank, which are associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts averaged $175.8 million in 2000 and $283.9 million in 1999.

     Maturities of certificates of deposit of $100,000 or more are set forth in the following table:

                                                                     AT DECEMBER 31,
                                                             --------------------------------
                                                               2000        1999        1998
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
Under 3 months.............................................  $133,804    $ 92,965    $ 81,850
3 to 6 months..............................................   164,904      28,387      17,107
6 to 12 months.............................................   120,476      40,292      17,807
after 12 months............................................   243,860      78,872      25,207
                                                             --------    --------    --------
          Total............................................  $663,044    $240,516    $141,971
                                                             ========    ========    ========

SHORT-TERM BORROWINGS

     Short-term borrowings averaged $465.4 million in 2000, compared to $406.5 million in 1999 and $568.8 million in 1998. The increase in 2000 relates to the growth in 2000 at the home equity lending business and the commercial bank while the decrease in 1999 was due to the decrease in mortgage loan closings in 1999 compared to 1998.

     The following table shows the distribution of the Corporation's short-term borrowings and the weighted average rates at the end of each of the last three years. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates for the last three years.

                                              REPURCHASE
                                             AGREEMENTS &
                                            DRAFTS PAYABLE                  FEDERAL HOME
                                              RELATED TO                      LOAN BANK       LINES OF
                                               MORTGAGE       COMMERCIAL    BORROWINGS &     CREDIT AND
                                            LOAN CLOSINGS       PAPER       FEDERAL FUNDS      OTHER
                                            --------------    ----------    -------------    ----------
                                                                  (IN THOUSANDS)
Year ended December 31:
  2000....................................     $ 64,557        $11,346        $173,000        $226,599
  1999....................................       46,796         21,894         173,000         231,413
  1998....................................      172,126         26,617         266,000         180,118
Weighted average interest rates at year
end:
  2000....................................         7.35%          6.85%           6.32%           7.19%
  1999....................................         5.35           6.00            5.46            6.02
  1998....................................         5.43           5.78            4.93            6.01
Maximum amount outstanding at any
month's end:
  2000....................................     $ 95,094        $31,774        $250,000        $293,100
  1999....................................      162,251         28,215         249,500         308,422
  1998....................................      301,849         29,691         316,200         249,519
Average amount outstanding during the
  year:
  2000....................................     $ 68,028        $20,786        $148,975        $227,564
  1999....................................      105,591         24,810         108,422         167,665
  1998....................................      218,342         26,166         115,479         208,785
Weighted average interest rate during the
  year:
  2000....................................         6.86%          6.60%           6.54%           6.95%
  1999....................................         5.40           5.82            5.40            5.45
  1998....................................         5.84           6.05            5.63            6.20

CAPITAL

     Shareholders' equity averaged $171.2 million in 2000, up 11.1% from 1999 and 28.2% from 1998. Year-end shareholders' equity of $189.9 million represented $8.97 per common share, compared to $7.55 and $6.70 at December 31, 1999 and 1998, respectively. The Corporation paid an aggregate of $5.0 million in dividends on the Corporation's common stock in 2000, compared to $4.3 million in 1999 and $3.5 million in 1998.

     Prior to the adoption of a new mortgage banking accounting standard in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a portion of the Corporation's mortgage servicing portfolio was generated prior to the adoption of the new accounting standard, it represents economic value which is not recorded on the balance sheet. Management estimated this value to be approximately $15.4 million after-tax or $0.73 per share at December 31, 2000. This estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future years and eventually be reduced to zero as the servicing rights are sold, the underlying loans pay off, servicing fees are collected, and the income from servicing the loans is fully accreted into earnings.

                                                            2000          1999          1998
                                                         ----------    ----------    ----------
                                                                     (IN THOUSANDS)
Tier 1 capital.........................................  $  250,825    $  207,627    $  191,806
Tier 2 capital.........................................     133,319        38,556        11,505
                                                         ----------    ----------    ----------
          Total risk-based capital.....................     384,144       246,183       203,311
Risk weighted assets...................................   2,826,908     1,823,633     1,649,227
Risk-based ratios:
  Tier 1 capital.......................................        8.87%        11.39%        11.63%
          Total capital................................       13.59         13.50         12.25
Tier 1 leverage ratio..................................       12.41         12.77         10.51
Ending shareholders' equity to assets..................        7.84          9.48          7.46
Average shareholders' equity to assets.................        8.46          9.33          8.09

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

     At year-end 2000, the Corporation's total risk-adjusted capital ratio was 13.60% compared to 10.0% which is required to be considered well capitalized by the regulators. The Corporation's ending equity to assets ratio for 2000 was 7.84%. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. The Corporation's average equity to assets for 2000 was 8.46%.

     In November 2000, the Corporation issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, trusts created and controlled by the Corporation. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of Capital Trust II are not convertible into common stock of the Corporation. The convertible trust preferred securities of Capital Trust III have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet net of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are subordinated debentures of the Corporation with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and an initial maturity of 30 years. Both new issues are Tier-1 qualifying capital elements.

     In July 1999, the Corporation raised $30 million of 7.58%, 15-year subordinated debt which is callable in 10 years at par, to strengthen and add flexibility in the management of its capital base. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into common stock of the Corporation.

     To assist Irwin Union Bank in generating deposits in new markets, Irwin Financial Corporation initiated a program in 1999 to issue Irwin Financial non-coupon, convertible preferred shares to certain qualified investors thought to be in a position to support deposit growth. Under the program, each preferred share is issued for cash at approximately the market price of one common share. A preferred share automatically converts into one common share at a determined future date. If a banking branch reaches a specified level of deposits prior to the conversion date, the number of common shares into which a preferred share converts is increased by as much as 25%, depending upon the date on which the deposit level was attained. A maximum of approximately 400,000 shares of preferred stock are issuable under the program. Approximately $1.4 million in non-coupon bearing convertible preferred shares of the Corporation's stock have been issued under this program. These funds are Tier-1 qualifying capital.

     In January 1997, the Corporation issued $50 million of 9.25% trust preferred securities through Capital Trust I, a trust created and controlled by the Corporation. The securities have an initial maturity of 30 years with a 19-year extension option which the Corporation can exercise at any point during the first 30 years. The securities are callable at par after five years, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. The securities are not convertible into common stock of the Corporation. These funds are Tier-1 qualifying capital.

     In 2000, the Corporation repurchased approximately 220,000 common shares. Over the past three years, repurchases of $34 million of common stock were made in an effort to restructure capital to reach a more optimal mix between common equity and less expensive, hybrid forms of capital.

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

CREDIT RISK

     The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and equipment leasing lines of business. In addition, the mortgage banking business assumes some credit risk despite the fact that its mortgages are typically insured.

     The credit risk in the loan portfolios of the home equity lending business and commercial bank have the most potential to have a significant effect on consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are generally evaluated as a group. For interest-only strips, a loss estimate is embedded in the residual value of the asset. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. An additional allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate which is based on management's judgement combined with a quantitative process of evaluation and analysis.

     Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. The table on page 38 analyzes the consolidated allowance for loan and lease losses over the past five years.

     Net charge-offs in 2000 were $2.7 million, up 56.4% from 1999, and up 39.1% from 1998. Net charge-offs to average loans and leases was 0.28% in 2000 compared to 0.27% in 1999 and 0.33% in 1998. At year end, the allowance for loan and lease losses was 1.06% of outstanding loans and leases, compared to 1.17% in 1999 and 1.78% in 1998.

     Total nonperforming loans and leases at year-end 2000 were $7.2 million, compared to $4.3 million at the end of 1999 and $12.0 million at the end of 1998. Nonperforming loans and leases as a percent of total loans and leases were 0.58% at year-end 2000 compared to 0.59% in 1999 and 2.15% in 1998. The 1999 decline occurred primarily at the Corporation's mortgage bank in connection with a change in the classification of nonperforming loans to the "loans held for sale" category to more accurately reflect management's intent with respect to the ultimate disposition of these assets. These loans are carried at the lower of their cost or market value. Any impairment provision is recorded through the markdown of the loans to their market value.

     Other real estate owned totaled $2.8 million at December 31, 2000, down from $3.8 million at December 31, 1999, and from $3.5 million in 1998. Total nonperforming assets were $10.1 million, or 0.42% of total assets at December 31, 2000, as compared to $8.1 million, or 0.48%, at year-end 1999 and $15.5 million, or 0.78% at the end of 1998.

            ANALYSIS OF ALLOWANCE FOR POSSIBLE LOAN AND LEASE LOSSES

                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
Loans and leases outstanding at end
  of period, net of unearned
  income...........................  $1,234,922    $733,425    $556,991    $611,093    $533,050
                                     ==========    ========    ========    ========    ========
Average loans and leases for the
  period, net of unearned income...  $  960,848    $642,435    $585,025    $569,325    $496,729
                                     ==========    ========    ========    ========    ========
ALLOWANCE FOR POSSIBLE LOAN AND
  LEASE LOSSES:
Balance beginning of period........  $    8,555    $  9,888    $  8,812    $  6,875    $  5,033
CHARGE-OFFS:
  Commercial, financial and
     agricultural loans............       1,210         646         246         800         495
  Real estate mortgage loans.......          --          --         232         356          37
  Consumer loans...................         818         813         761         734         959
  Lease financing:
     Domestic......................         363         772       1,263       1,255         883
     Canadian......................         777          --          --          --          --
                                     ----------    --------    --------    --------    --------
          Total charge-offs........       3,168       2,231       2,502       3,145       2,374
                                     ----------    --------    --------    --------    --------
RECOVERIES:
  Commercial, financial and
     agricultural loans............          76          32          14          32         133
  Real estate mortgage loans.......          --          --          --           1          --
  Consumer loans...................         221         307         362         246         214
  Lease financing:
     Domestic......................          84         164         183         259         246
     Canadian......................          85          --          --          --          --
                                     ----------    --------    --------    --------    --------
          Total recoveries.........         466         503         559         538         593
                                     ----------    --------    --------    --------    --------
Net charge-offs....................      (2,702)     (1,728)     (1,943)     (2,607)     (1,781)
Acquisition of Onset Capital.......       1,908          --          --          --          --
Reduction due to sale of loans.....          --      (3,126)     (2,976)     (1,694)       (930)
Reduction due to reclassification
  of loans.........................         (16)       (922)         --          --          --
Foreign currency adjustment........         (19)         --          --          --          --
Provision charged to expense.......       5,403       4,443       5,995       6,238       4,553
                                     ----------    --------    --------    --------    --------
Balance end of period..............  $   13,129    $  8,555    $  9,888    $  8,812    $  6,875
                                     ==========    ========    ========    ========    ========

                                        2000         1999        1998        1997        1996
                                     ----------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
ALLOWANCE FOR POSSIBLE LOAN AND
  LEASE LOSSES:
By category of loans and leases
  Commercial, financial and
     agricultural loans............  $    4,370    $  5,634    $  4,240    $  5,118    $  3,676
  Real estate mortgage loans.......       2,462       1,194       3,299       2,170         281
  Consumer loans...................       2,226       1,270       1,747         446       1,974
  Lease financing:
     Domestic......................       2,325         457         602       1,078         944
     Canadian......................       1,746          --          --          --          --
                                     ----------    --------    --------    --------    --------
          Totals...................  $   13,129    $  8,555    $  9,888    $  8,812    $  6,875
                                     ==========    ========    ========    ========    ========
RATIOS:
Net charge-offs to average loans
  and leases.......................        0.28%       0.27%       0.33%       0.46%       0.36%
Allowance for possible loan losses
  to average loans and leases......        1.37%       1.33%       1.69%       1.55%       1.38%
Allowance for possible loan losses
  to loans and leases
  outstanding......................        1.06%       1.17%       1.78%       1.44%       1.29%

                              NONPERFORMING ASSETS

                                               2000       1999      1998       1997      1996
                                              -------    ------    -------    ------    ------
                                                               (IN THOUSANDS)
ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
  Commercial, financial and agricultural
     loans..................................  $   324    $   58    $   252    $  382    $  256
  Real estate mortgages.....................       --        --        291       534       234
  Consumer loans............................      510        89         89        86       205
  Lease financing domestic..................      627        --         --        --        --
                                              -------    ------    -------    ------    ------
                                                1,461       147        632     1,002       695
                                              -------    ------    -------    ------    ------
NONACCRUAL LOANS AND LEASES:
  Commercial, financial and agricultural
     loans..................................      752       748      1,052       777     2,739
  Real estate mortgages.....................    1,922     3,049      9,710     5,333     2,481
  Consumer loans............................      918       273        174        63        --
  Lease financing:
     Domestic...............................      960        88        426       506     1,261
     Canadian...............................    1,209        --         --        --        --
                                              -------    ------    -------    ------    ------
                                                5,761     4,158     11,362     6,679     6,481
                                              -------    ------    -------    ------    ------
          Total nonperforming loans and
            leases..........................    7,222     4,305     11,994     7,681     7,176
                                              -------    ------    -------    ------    ------
OTHER REAL ESTATE OWNED:
  Other real estate owned...................    2,833     3,752      3,506     1,828     2,239
                                              -------    ------    -------    ------    ------
          Total nonperforming assets........  $10,055    $8,057    $15,500    $9,509    $9,415
                                              =======    ======    =======    ======    ======
Nonperforming loans and leases to total
  loans and
  leases....................................     0.58%     0.59%      2.15%     1.26%     1.35%
                                              =======    ======    =======    ======    ======
Nonperforming assets to total assets........     0.42%     0.48%      0.78%     0.64%     0.72%
                                              =======    ======    =======    ======    ======

     Loans which are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest.

     For the periods presented, the year-end balances of any restructured loans are reflected in the Nonperforming Assets table either in the amounts shown for "accruing loans past due 90 days or more" or in the amounts shown for "nonaccrual loans and leases."

                       RENEGOTIATED AND NONACCRUAL LOANS:

                                                              2000    1999    1998
                                                              ----    ----    ----
                                                                 (IN THOUSANDS)
Interest which would have been recorded under original terms
  Renegotiated..............................................  $ --    $--     $ --
  Nonaccrual................................................   318     80      323
                                                              ----    ---     ----
                                                               318     80      323
                                                              ----    ---     ----
Interest income actually recorded
  Renegotiated..............................................    --     --       --
  Nonaccrual................................................    60     33       47
                                                              ----    ---     ----
                                                                60     33       47
                                                              ----    ---     ----
Reduction in interest income................................  $258    $47     $276
                                                              ====    ===     ====

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

LIQUIDITY

     Liquidity is the availability of funds to meet the daily requirements of the Corporation's business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through deposits and short-term borrowings.

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Liquidity is managed by the parent company via daily interaction with the lines of business and periodic liquidity planning sessions.

     Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2000, the ratio of loans and loans held for sale to total deposits was 124.8%. The Corporation is comfortable with this relatively high level due to its position in mortgage loans held for sale. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since the Corporation securitizes and sells nearly all these mortgage loans within a 90-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio is 84.7% at December 31, 2000

INTEREST RATE RISK

     Because assets are not perfectly match funded with like-term liabilities, the Corporation's earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     An asset/liability management committee at each of the Corporation's lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. The Corporate Asset/Liability Management Committee oversees the rate risk profile of the Corporation as a whole; similar committees exist at each line of business, represented by the Corporate office and the business segment. Numerous factors are incorporated into the financial model including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. Risk measures and assumptions are regularly reevaluated and modeling tools are enhanced as needed.

     The commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of off-balance sheet hedging.

     The mortgage banking business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. Closed loans are held only temporarily until a pool is formed. To mitigate the risk that interest rates will rise between loan origination and securitization, the mortgage bank buys commitments to deliver loans at a fixed price.

     The mortgage and home equity lines of business are also exposed to the risk that rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and interest-only strips. As discussed in the line of business analysis section of this report, some offsets to these exposures exist in the form of a strong production operation, selective sales of servicing rights, match funded asset-backed securities sales and the use of financial instruments to hedge the economic performance of the assets.

     The following tables reflect management's estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2000. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply to December 31, 2000 booked transactions only. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

                          ECONOMIC VALUE CHANGE METHOD

                                                       PRESENT VALUE
                                                   AT DECEMBER 31, 2000
                                        INSTANTANEOUS CHANGE IN INTEREST RATES OF:
                          -----------------------------------------------------------------------
                              -2%            -1%          CURRENT          +1%            +2%
                          -----------    -----------    -----------    -----------    -----------
                                                      (IN THOUSANDS)
INTEREST SENSITIVE
  ASSETS
Loans and Other
  Assets................  $ 1,415,887    $ 1,390,869    $ 1,366,583    $ 1,342,990    $ 1,320,689
Loans Held for Sale.....      580,992        576,053        570,841        565,260        559,493
Mortgage Servicing
  Rights................       66,814         95,893        139,520        168,911        177,494
Interest-Only Strips....      141,524        147,431        154,547        162,406        169,974
                          -----------    -----------    -----------    -----------    -----------
Total Interest Sensitive
  Assets................    2,205,217      2,210,246      2,231,491      2,239,567      2,227,650
                          -----------    -----------    -----------    -----------    -----------
INTEREST SENSITIVE
  LIABILITIES
Deposits................     (954,577)      (949,485)      (944,492)      (939,590)      (934,784)
Short-Term Borrowings...     (765,977)      (763,233)      (760,531)      (757,874)      (755,263)
Long-Term Debt..........     (206,054)      (197,539)      (188,277)      (177,805)      (165,955)
                          -----------    -----------    -----------    -----------    -----------
Total Interest Sensitive
  Liabilities...........   (1,926,608)    (1,910,257)    (1,893,300)    (1,875,269)    (1,856,002)
                          -----------    -----------    -----------    -----------    -----------
Interest Sensitive Off-
  Balance Sheet Items...       24,834         12,288            704        (11,028)       (23,142)
                          -----------    -----------    -----------    -----------    -----------
Net Market Value as of
  December 31, 2000.....  $   303,443    $   312,277    $   338,895    $   353,270    $   348,506
                          ===========    ===========    ===========    ===========    ===========
Potential Change........  $   (35,452)   $   (26,618)   $        --    $    14,375    $     9,611
                          ===========    ===========    ===========    ===========    ===========
Net Market Value as of
  December 31, 1999.....  $   271,837    $   315,927    $   334,983    $   333,872    $   327,353
                          ===========    ===========    ===========    ===========    ===========
Potential Change........  $   (63,146)   $   (19,056)   $        --    $    (1,111)   $    (7,630)
                          ===========    ===========    ===========    ===========    ===========

                         GAAP-BASED VALUE CHANGE METHOD

                                                           PRESENT VALUE
                                                        AT DECEMBER 31, 2000
                                             INSTANTANEOUS CHANGE IN INTEREST RATES OF:
                                      --------------------------------------------------------
                                        -2%         -1%       CURRENT       +1%         +2%
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and Other Assets(1)...........  $     --    $     --    $     --    $     --    $     --
Loans Held for Sale.................   570,841     570,841     570,841     565,260     559,493
Mortgage Servicing Rights...........    80,384     106,453     130,746     144,119     144,948
Interest-Only Strips................   141,524     147,431     154,547     162,406     169,974
                                      --------    --------    --------    --------    --------
Total Interest Sensitive Assets.....   792,749     824,725     856,134     871,785     874,415
                                      --------    --------    --------    --------    --------

                                                           PRESENT VALUE
                                                        AT DECEMBER 31, 2000
                                             INSTANTANEOUS CHANGE IN INTEREST RATES OF:
                                      --------------------------------------------------------
                                        -2%         -1%       CURRENT       +1%         +2%
                                      --------    --------    --------    --------    --------
                                                           (IN THOUSANDS)
INTEREST SENSITIVE LIABILITIES
Deposits(1).........................        --          --          --          --          --
Short-Term Borrowings(1)............        --          --          --          --          --
Long-Term Debt(1)...................        --          --          --          --          --
                                      --------    --------    --------    --------    --------
Total Interest Sensitive
  Liabilities(1)....................        --          --          --          --          --
                                      --------    --------    --------    --------    --------
Interest Sensitive Off-Balance Sheet
  Items.............................    25,573      12,447         298     (11,984)    (24,632)
                                      --------    --------    --------    --------    --------
Net Market Value as of December 31,
  2000..............................  $818,322    $837,172    $856,432    $859,801    $849,783
                                      ========    ========    ========    ========    ========
Potential Change....................  $(38,110)   $(19,260)   $     --    $  3,369    $ (6,649)
                                      ========    ========    ========    ========    ========
Net Market Value as of December 31,
  1999..............................  $490,111    $509,774    $518,647    $521,421    $524,034
                                      ========    ========    ========    ========    ========
Potential Change....................  $(28,536)   $ (8,873)   $     --    $  2,774    $  5,387
                                      ========    ========    ========    ========    ========

---------------
(1) Value does not change in GAAP presentation.

DERIVATIVE FINANCIAL INSTRUMENTS

     Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.2 million and a notional amount of $22.7 million at December 31, 2000.

     The Corporation also engaged in hedging its mortgage servicing rights through the use of futures contracts on U.S. Treasury securities. As of year-end 2000, the futures contracts had a positive fair value of less than $0.1 million on a notional value of $200 million. Options on Treasury futures and interest rate caps are classified as trading securities on the balance sheet and carried at their market values. Adjustments to market values are recorded as trading gains or losses on the income statement. In 2000, the Corporation recorded a $0.3 million loss related to these derivative products. This compares to a loss of $8.2 million in 1999.

     Onset Capital Corporation, a Canadian leasing company acquired in the second quarter of 2000, uses interest rate swaps and swaptions to neutralize repricing risk associated with its Sound Trust funding source. At December 31, 2000, Onset had two interest rate swaps and five swaptions outstanding to hedge the $32.8 million of fixed rate lease assets which are funded with a variable rate source. The notional value of the interest rate swaps amortizes on a schedule that is designed to match the principal pay down of the loan portfolio with a final maturity date of May 25, 2004. Onset can reduce the notional value of the swaps by up to 10% if prepayments on the loans are greater than originally anticipated. The swaptions exist to allow Onset the flexibility to switch its interest rate swaps from receiving a floating rate of interest to receiving a fixed rate of interest. Onset would exercise this option if it chose to switch the underlying funding source from a floating rate source to a fixed rate source.

     Since the July 2000 acquisition of Onset Corporation, the Corporation has begun entering into foreign currency contracts to protect the value of intercompany loans made to Onset against changes in the exchange rate. The Corporation had a notional amount of $15.0 million in forward contracts outstanding as of December 31, 2000. Gains and losses associated with these contracts are included in other expense on the income statement.

YEAR 2000

     The Corporation did not experience any significant Year 2000 related computer disruptions.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section to Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 31 through 33.

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


/s/ John A. Nash                 /s/ Gregory F. Ehlinger

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Irwin Financial Corporation
Columbus, Indiana

     In our opinion, the accompanying consolidated balance sheet and the related consolidated statement of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Cincinnati, Ohio
January 23, 2001

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   2000               1999
                                                              --------------     --------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARES)
ASSETS:
Cash and cash equivalents...................................    $   83,493         $   47,215
Interest-bearing deposits with financial institutions.......        36,400             26,785
Trading assets -- Note 3....................................       152,805             59,025
Investment securities (Market value: $37,163 in 2000 and
  $37,464 in 1999) -- Note 4................................        37,095             37,508
Loans held for sale.........................................       579,788            508,997
Loans and leases, net of unearned income -- Note 5..........     1,234,922            733,424
Less: Allowance for loan and lease losses -- Note 6.........       (13,129)            (8,555)
                                                                ----------         ----------
                                                                 1,221,793            724,869
                                                                ----------         ----------
Servicing assets -- Note 7..................................       132,638            138,500
Accounts receivable.........................................        69,224             49,415
Accrued interest receivable.................................        12,979              8,430
Premises and equipment -- Note 8............................        29,409             23,368
Other assets................................................        66,805             56,735
                                                                ----------         ----------
                                                                $2,422,429         $1,680,847
                                                                ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing.......................................    $  263,159         $  218,402
  Interest-bearing..........................................       517,127            411,400
  Certificates of deposit over $100,000.....................       663,044            240,516
                                                                ----------         ----------
                                                                 1,443,330            870,318
Short-term borrowings -- Note 10............................       475,502            473,103
Long-term debt -- Note 11...................................        29,608             29,784
Other liabilities...........................................       136,897            100,275
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust -- Note 12.................       147,167             48,071
                                                                ----------         ----------
          Total liabilities.................................     2,232,504          1,521,551
                                                                ----------         ----------
Commitments and contingencies -- Note 13
Shareholders' equity
  Preferred stock, no par value -- authorized 4,000,000
     shares; issued 96,336 shares as of December 31, 2000
     and none as of December 31, 1999.......................         1,386                 --
  Common stock; no par value -- authorized 40,000,000
     shares; issued 23,402,080 shares as of December 31,
     2000 and December 31, 1999; including 2,376,119 and
     2,297,303 shares in treasury as of December 31, 2000
     and December 31, 1999, respectively....................        29,965             29,965
  Additional paid-in capital................................         4,331              4,250
  Minority interest.........................................         1,055                 --
  Accumulated other comprehensive losses net of deferred
     income tax asset of ($305) and ($47) in 2000 and 1999,
     respectively...........................................          (962)               (70)
  Retained earnings.........................................       201,729            171,101
                                                                ----------         ----------
                                                                   237,504            205,246
          Less treasury stock, at cost......................       (47,579)           (45,950)
                                                                ----------         ----------
          Total shareholders' equity........................       189,925            159,296
                                                                ----------         ----------
                                                                $2,422,429         $1,680,847
                                                                ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2000          1999          1998
                                                              ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE)
INTEREST INCOME:
Loans held for sale.........................................    $71,141       $66,682       $65,155
Loans and leases............................................     93,251        48,978        52,329
Trading account.............................................     15,584         6,275           311
Investment securities:
  Taxable...................................................      4,161         3,755         4,362
  Tax-exempt................................................        250           271           299
Federal funds sold..........................................        143           652           731
                                                                -------       -------       -------
          Total interest income.............................    184,530       126,613       123,187
                                                                -------       -------       -------
INTEREST EXPENSE:
Deposits....................................................     52,815        25,220        23,369
Short-term borrowings.......................................     32,610        28,425        35,106
Long-term debt..............................................      2,348         1,149           814
Distribution on company-obligated mandatorily redeemable
  preferred securities of subsidiary trust..................      5,761         4,697         4,697
                                                                -------       -------       -------
          Total interest expense............................     93,534        59,491        63,986
                                                                -------       -------       -------
Net interest income.........................................     90,996        67,122        59,201
Provision for loan and lease losses -- Note 6...............      5,403         4,443         5,995
                                                                -------       -------       -------
Net interest income after provision for loan and lease
  losses....................................................     85,593        62,679        53,206
                                                                -------       -------       -------
OTHER INCOME:
Loan origination fees.......................................     52,696        47,007        60,013
Gain from sale of loans.....................................     77,047        68,851        75,201
Loan servicing fees.........................................     58,939        60,581        57,284
Amortization and impairment of servicing assets.............    (39,529)      (15,702)      (35,388)
                                                                -------       -------       -------
  Net loan administration income............................     19,410        44,879        21,896
                                                                -------       -------       -------
Gain on sale of mortgage servicing assets...................     27,528        37,801        43,308
Trading gains (losses)......................................     14,399        (8,296)        1,366
Gain from sale of leasing assets............................         --            --         5,241
Other.......................................................     20,631        13,827        11,832
                                                                -------       -------       -------
                                                                211,711       204,069       218,857
                                                                -------       -------       -------
OTHER EXPENSE:
Salaries....................................................    124,639       114,303       120,338
Pension and other employee benefits.........................     20,359        18,402        16,757
Office expense..............................................     13,783        13,181        12,865
Premises and equipment......................................     26,812        24,052        20,214
Marketing and development...................................     13,071         8,962        11,735
Other.......................................................     39,298        35,211        39,297
                                                                -------       -------       -------
                                                                237,962       214,111       221,206
                                                                -------       -------       -------
Income before income taxes..................................     59,342        52,637        50,857
Provision for income taxes..................................     23,676        19,481        20,354
                                                                -------       -------       -------
Net income available to common shareholders.................    $35,666       $33,156       $30,503
                                                                =======       =======       =======
Earnings per share of common stock available to
  shareholders:
  Basic -- Note 18..........................................    $  1.70       $  1.54       $  1.40
                                                                =======       =======       =======
  Diluted -- Note 18........................................    $  1.67       $  1.51       $  1.38
                                                                =======       =======       =======
Dividends per share of common stock.........................    $  0.24       $  0.20       $  0.16
                                                                =======       =======       =======

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000

                                                           ACCUMULATED
                                                              OTHER                             ADDITIONAL
                                               RETAINED   COMPREHENSIVE   PREFERRED   COMMON     PAID IN     TREASURY   MINORITY
                                     TOTAL     EARNINGS      INCOME         STOCK      STOCK     CAPITAL      STOCK     INTEREST
                                    --------   --------   -------------   ---------   -------   ----------   --------   --------
Balance at January 1, 1998........  $127,983   $115,414       $  55        $   --     $29,965     $  780     $(18,231)   $   --
  Net income......................    30,503     30,503
  Unrealized gain on investment
    securities net of $26 tax
    liability.....................        30                     30
                                    --------
         Total Comprehensive
           income.................    30,533
                                    --------
Cash dividends....................    (3,473)    (3,473)
Tax benefit on stock option
  exercises.......................     1,027                                                       1,027
Treasury stock:
  Purchase of 496,455 shares......   (12,593)                                                                 (12,593)
  Sales of 164,411 shares.........     1,756       (212)                                             788        1,180
                                    --------   --------       -----        ------     -------     ------     --------    ------
Balance December 31, 1998.........  $145,233   $142,232       $  85        $   --     $29,965     $2,595     $(29,644)   $   --
                                    ========   ========       =====        ======     =======     ======     ========    ======
  Net income......................    33,156     33,156
  Unrealized loss on investment
    securities net of $104 tax
    credit........................      (155)                  (155)
                                    --------
         Total Comprehensive
           income.................    33,001
                                    --------
Cash dividends....................    (4,287)    (4,287)
Tax benefit on stock option
  exercises.......................     1,055                                                       1,055
Treasury stock:
  Purchase of 800,052 shares......   (18,314)                                                                 (18,314)
  Sales of 232,073 shares.........     2,608                                                         600        2,008
                                    --------   --------       -----        ------     -------     ------     --------    ------
Balance December 31, 1999.........  $159,296   $171,101       $ (70)       $   --     $29,965     $4,250     $(45,950)   $   --
                                    ========   ========       =====        ======     =======     ======     ========    ======
  Net income......................    35,666     35,666
  Unrealized gain on investment
    securities net of $43 tax
    liability.....................        64                     64
  Minimum pension liability net of
    $257 tax credit...............      (387)                  (387)
  Foreign currency adjustment net
    of $43 tax credit.............       (66)                   (66)
  Deferred Compensation...........      (503)                  (503)
                                    --------
         Total Comprehensive
           income.................    34,774
                                    --------
Cash dividends....................    (5,038)    (5,038)
Tax benefit on stock option
  exercises.......................       136                                                         136
Treasury stock:
  Purchase of 220,948 shares......    (3,414)                                                                  (3,414)
  Sales of 142,132 shares.........     1,730                                                         (55)       1,785
Issuance of 96,336 shares of
  preferred stock.................     1,386                                1,386
Minority interest.................     1,055                                                                              1,055
                                    --------   --------       -----        ------     -------     ------     --------    ------
Balance December 31, 2000.........  $189,925   $201,729       $(962)       $1,386     $29,965     $4,331     $(47,579)   $1,055
                                    ========   ========       =====        ======     =======     ======     ========    ======

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                               FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------
                                                                2000         1999         1998
                                                              ---------    ---------    ---------
                                                                        (IN THOUSANDS)
NET INCOME..................................................  $  35,666    $  33,156    $  30,503
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY
  OPERATING ACTIVITIES:
Depreciation and amortization...............................      9,125        7,390        5,802
Amortization and impairment of servicing assets.............     39,529       15,702       35,388
Provision for loan and lease losses.........................      5,403        4,443        5,995
Amortization of premiums, less accretion of discounts.......        (11)       1,145        3,210
Decrease (increase) in loans held for sale..................    (70,791)     427,791     (408,049)
Gain on sale of mortgage servicing assets...................    (27,528)     (37,801)     (43,308)
Net increase in trading assets..............................    (93,780)     (26,877)     (10,015)
Other, net..................................................        (65)      35,387      (23,663)
                                                              ---------    ---------    ---------
         Net cash provided (used) by operating activities...   (102,452)     460,336     (404,137)
                                                              ---------    ---------    ---------
LENDING AND INVESTING ACTIVITIES:
Proceeds from maturities/calls of investment securities:
  Held-to-maturity..........................................      1,286       12,058       10,645
  Available-for-sale........................................         26          159          280
Proceeds from sales of investment securities:
  Available-for-sale........................................         --        3,118        6,000
Purchase of investment securities:
  Held-to-maturity..........................................       (781)         (34)      (8,932)
  Available-for-sale........................................         --       (5,899)      (4,051)
Net increase in interest-bearing deposits with financial
  institutions..............................................     (9,615)      (8,344)        (201)
Net increase in loans, excluding sales......................   (533,848)    (205,137)    (131,632)
Sale of loans...............................................     31,521       22,928      175,574
Sale of leasing assets......................................         --           --        5,241
Additions to mortgage servicing assets......................    (59,281)     (84,653)    (165,910)
Proceeds from sale of mortgage servicing assets.............     53,142       85,380      138,635
Acquisition of Onset Capital Corporation, net of cash
  acquired..................................................       (837)          --           --
Net additions to premises and equipment.....................    (11,922)      (6,520)      (4,148)
                                                              ---------    ---------    ---------
         Net cash provided (used) by lending and investing
           activities.......................................   (530,309)    (186,944)      21,501
                                                              ---------    ---------    ---------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................    573,012     (138,893)     289,615
Net increase (decrease) in short-term borrowings............      2,399     (171,758)     132,586
Proceeds from long-term debt................................         --       30,000        7,614
Repayments of long-term debt................................       (176)      (3,055)     (11,871)
Proceeds from the issuance of trust preferred securities....     99,012           --           --
Issuance of preferred stock.................................      1,386           --           --
Purchase of treasury stock..................................     (3,414)     (18,314)     (12,593)
Proceeds from sale of treasury stock for employee benefit
  plans.....................................................      1,866        2,608        1,756
Dividends paid..............................................     (5,038)      (4,287)      (3,473)
                                                              ---------    ---------    ---------
         Net cash provided (used) by financing activities...    669,047     (303,699)     403,634
                                                              ---------    ---------    ---------
Effect of exchange rate changes on cash.....................         (8)          --           --
                                                              ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents........     36,278      (30,307)      20,998
Cash and cash equivalents at beginning of period............     47,215       77,522       56,524
                                                              ---------    ---------    ---------
Cash and cash equivalents at end of period..................  $  83,493    $  47,215    $  77,522
                                                              =========    =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
  Interest..................................................  $  81,989    $  52,456    $  58,689
                                                              =========    =========    =========
  Income taxes..............................................  $  13,864    $  14,328    $  18,947
                                                              =========    =========    =========

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation), provide financial services throughout the United States. The Corporation is engaged in the mortgage banking, home equity lending, commercial banking, equipment leasing, and venture capital lines of business. Intercompany balances and transactions have been eliminated in consolidation.

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

     Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U. S. dollars at rates prevailing on the balance sheet date; income and expenses are translated at average rates of exchange for the period since purchase of the Canadian firm. Unrealized foreign currency translation gains and losses (net of hedging activities and related income taxes) are recorded in accumulated other comprehensive income in shareholders' equity.

     Securities: Those securities, which the Corporation has the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses, net of the future tax impact, are reported as a separate component of shareholders' equity until realized. Investment gains and losses are based on the adjusted cost of the specific security.

     Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are interest-only strips. When the Corporation sells receivables in securitizations of residential mortgage loans, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair value, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Corporation generally estimates fair value based on the present value of expected cash flows estimated using management's best estimates of the key assumptions -- prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved. Adjustments to carrying values are recorded as trading gains or losses.

     Loans Held for Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Market value is determined by outstanding commitments or by current investor yield requirements.

     Loans: Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income and amortization of deferred loan origination fees and costs is discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest and fees when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

     In determining servicing value impairment at the end of the year, the servicing portfolio was disaggregated into its predominant risk characteristics, including loan type and interest rate. These segments of the portfolio were valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current market assumptions. The calculated value was then compared with the book value of each segment to determine the required reserve for impairment. It is reasonably possible that a change in the impairment reserve will occur in the near term. No reasonable estimate can be made of the range of amounts of loss or gain.

     Derivative Instruments: The Corporation uses derivative instruments to offset changes in the value of servicing assets and interest-only strips. Derivative instruments on the Corporation's balance sheet are classified as trading assets and carried at market value. Changes in market value are recorded as trading gains or losses on the income statement. The Corporation uses forward contracts to reduce its interest rate exposure on mortgage loans held for sale and on the pipeline of loan applications in process. Gains and losses associated with these contracts are deferred and included in the determination of gain or loss on ultimate sale of the loans, or expensed when it becomes evident the loan sale will not occur. The Corporation also uses foreign currency contracts to protect against changes in exchange rates. Gains and losses associated with these contracts are included in other expense on the income statement.

     On June 15, 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives will be recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No. 133," deferring its effective date to fiscal years beginning after June 15, 2000. The Corporation adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement would result in a transition adjustment of approximately $0.3 million, which will be recorded as a cumulative effect of a change in accounting principle. The FASB is currently reviewing certain implementation guidance which may affect the transition adjustment amounts for commitments to purchase and originate loans.

     Premises and Equipment: Premises and equipment are recorded at cost. Depreciation is determined by the straight-line method.

     Venture Capital Investments: Venture capital investments held by Irwin Ventures LLC are carried at market value and are included in other assets with changes in market value recognized in other income. The investment committee of Irvin Ventures determines the value of the investments at the end of each reporting period and the values are adjusted based upon review of the investee's financial results, condition, and prospects. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

     Other Assets: Included in other assets at December 31, 2000 and 1999 are $2.8 million and $3.8 million of real estate properties acquired as a result of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the related loan or fair value of the property less estimated costs to sell.

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

     Recent Accounting Developments: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively. The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Corporation has provided the required disclosures as of December 31, 2000 in Note 3 and Note 7, and does not expect the impact of the accounting requirements of the Standard to be material to its financial position or results of operations in future periods.

     Reclassifications: Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.

NOTE 2 -- RESTRICTIONS ON CASH AND INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS

     Irwin Union Bank and Trust Company is required to maintain a reserve balance with the Federal Reserve Bank. The amount of the reserve balance at December 31, 2000 was $1.4 million. Additionally, the Corporation is required to maintain reserve funds in connection with its loan securitization activities. Included in accounts receivable at December 31, 2000 is $672 thousand of these reserve funds.

NOTE 3 -- SALES OF RECEIVABLES

     During 2000 and 1999, the Corporation sold residential mortgage loans and lines of credit in securitization transactions resulting in the creation of residual interests which we refer to as interest-only strips and a servicing asset. Interest-only strips totaling $152.6 million and $57.8 million, respectively, are included in trading assets. The Corporation receives annual servicing fees of between 0.5% and 2.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to the Corporation's other assets for failure of debtors to pay when due. The Corporation's retained interests are subordinate to investor's interests. Their value is subject to prepayment, credit, and interest rate risks in the transferred financial assets.

     The Corporation recognized pre-tax gains of $ 30.3 million and $ 17.7 million on the securitization of residential mortgage loans and lines of credit during 2000 and 1999, respectively.

     Key economic assumptions used in measuring the fair value of retained interests at the date of securitization resulting from securitizations completed during the year 2000 (weighted based on principal amounts securitized) were as follows:

                                                HOME EQUITY LOANS AND LINES OF CREDIT
                                              ------------------------------------------
Prepayment speed (annual rate)............    18.69%
Weighted-average life (in years)..........    3.78
Expected credit losses....................    .5% to 4%
Residual cash flows discounted at.........    15%
Interest rates on adjustable notes........    LIBOR plus contractual spread ranging from
                                              12 to 325 basis points

     The table shown above aggregates each of the secondary market sales the Corporation performed in 2000 into a single set of assumptions. In accounting for the residual assets, the Corporation analyzes its interests on a tranche by tranche basis and performs analysis at the loan level.

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10% and 25% adverse changes in those assumptions are as follows:

                                                                HOME EQUITY LOANS AND LINES OF CREDIT
                                                                -------------------------------------
                                                                          ($ IN THOUSANDS)
Balance sheet carrying value of retained interests -- fair
  value.....................................................                  $152,614
Weighted-average life (in years)............................                      3.55

Prepayment speed assumptions (annual rate)..................                     20.91%
Impact on fair value of 10% adverse change..................                    $3,289
Impact on fair value of 25% adverse change..................                     7,369

Expected credit losses (annual rate)........................                      1.82%
Impact on fair value of 10% adverse change..................                    $5,818
Impact on fair value of 25% adverse change..................                    13,779

Residual cash flows discount rate (annual)..................                     18.90%
Impact on fair value of 10% adverse change..................                    $6,831
Impact on fair value of 25% adverse change..................                    16,133

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown on the next page for each year is calculated based on all securitizations occurring in that year.

     Actual and Projected Credit Losses (%) as of:

                                       HOME EQUITY LOANS AND LINES OF CREDIT SECURITIZED IN
                                -------------------------------------------------------------------
                                 1995        1996        1997        1998        1999        2000
                                -------    --------    --------    --------    --------    --------
December 31, 2000
  Actual to date..............     2.24%       0.95%       0.97%       0.65%       1.02%       0.40%
  Projected...................     0.18        0.11        0.35        0.87        2.74        6.22
          Total...............     2.42        1.06        1.32        1.52        3.76        6.62

Original balance securitized
  ($ in thousands):...........  $51,584    $139,996    $229,994    $160,470    $433,606    $781,914

December 31, 1999
  Actual to date..............     2.06%       0.82%       0.69%       0.22%       0.19%
  Projected...................     0.31        0.17        0.43        1.38        3.21
          Total...............     2.37        0.99        1.12        1.60        3.40

     The table below summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2000 ($ in thousands):

Proceeds from new securitizations...........................  $776,000
Collections used by the trust to purchase new Home Equity
  Loan Balances.............................................    15,462
Servicing fees received.....................................     6,632
Cash flows received on interest-only strips*................    12,112
Cash received upon release from reserve accounts............       400
Purchases of delinquent or foreclosed assets................      (711)
Servicing Advances..........................................   (21,359)
Reimbursements of servicing advances........................    18,190
Prepayment interest shortfalls paid out as compensating
  interest..................................................      (434)

---------------
* Cash flows received on interest-only strips are net of $22.7 million used to over-collateralize the trusts. During the year 2000, $12.2 million was paid to over-collateralize the trusts at the time of securitization.

     Historical Loss and Delinquency Amounts for the Managed Portfolio for the year ended December 31, 2000 ($ in thousands):

                                                                                                    YEAR
                                                                                                    ENDED
                                                                                                  DECEMBER
                                                                                                  31, 2000
                                                                AT DECEMBER 31, 2000             -----------
                                                          ---------------------------------        CREDIT
                                                          TOTAL PRINCIPAL      DELINQUENT          LOSSES
                                                             AMOUNT OF       PRINCIPAL OVER        (NET OF
                                                               LOANS           30 DAYS***        RECOVERIES)
                                                          ---------------    --------------      -----------
Home Equity Loans and Lines of Credit...................    $1,822,856          $77,831            $10,326
COMPRISED OF:
Loans owned*:
  Loans held for investment.............................    $    4,510          $ 1,809
  Loans held for sale or securitization.................       332,739            9,409
  Loans securitized, servicing and residual
     retained**.........................................     1,285,500           57,805
                                                            ----------          -------
          Total owned portfolio.........................     1,622,749           60,024
                                                            ----------          -------
Loans managed but not owned:
  Loans securitized, servicing retained, residual
     sold**.............................................    $  195,865          $ 8,808
  Loans and residual sold, servicing retained...........         4,242               --
                                                            ----------          -------
          Total managed but not owned...................       200,107            8,808
                                                            ----------          -------
          Total managed loans...........................    $1,822,856          $77,831
                                                            ==========          =======

---------------
* Loans owned are home equity loans in which the transferor retains a subordinate interest or retains any risk of loss.

** Represents the principal amount of the loan. Interest-only strips or other retained interests held for securitized assets are excluded from this table because they are recognized separately.

*** Includes bankruptcies, foreclosures and real estate owned.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost, fair value, and carrying value of investments held at December 31, 2000 are as follows:

                                                                GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                    COST        GAINS        LOSSES      VALUE     VALUE
                                                  ---------   ----------   ----------   -------   --------
                                                                       (IN THOUSANDS)
HELD-TO-MATURITY:
U.S. Treasury and Government Obligations........   $21,006       $--          $ (1)     $21,005   $21,006
Obligations of states and political
  subdivisions..................................     4,586        71            (1)       4,656     4,586
Mortgage-backed securities......................     2,059        (1)           --        2,058     2,059
                                                   -------       ---          ----      -------   -------
          Total held-to-maturity................    27,651        70            (2)      27,719    27,651
                                                   -------       ---          ----      -------   -------
AVAILABLE-FOR-SALE:
U.S. Treasury and Government Obligations........     4,992        --             1        4,993     4,993
Mortgage-backed securities......................     3,103        --           (10)       3,093     3,093
Other...........................................     1,358        --            --        1,358     1,358
                                                   -------       ---          ----      -------   -------
          Total available-for-sale..............     9,453        --            (9)       9,444     9,444
                                                   -------       ---          ----      -------   -------
          Total investments.....................   $37,104       $70          $(11)     $37,163   $37,095
                                                   =======       ===          ====      =======   =======

     The amortized cost, fair value, and carrying value of investments held at December 31, 1999 are as follows:

                                                                GROSS        GROSS
                                                  AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                    COST        GAINS        LOSSES      VALUE     VALUE
                                                  ---------   ----------   ----------   -------   --------
                                                                       (IN THOUSANDS)
HELD-TO-MATURITY:
U.S. Treasury and Government Obligations........   $21,238       $ 2         $  --      $21,240   $21,238
Obligations of states and political
  subdivisions..................................     4,706         7           (74)       4,639     4,706
Mortgage-backed securities......................     2,981        21            --        3,002     2,981
                                                   -------       ---         -----      -------   -------
          Total held-to-maturity................    28,925        30           (74)      28,881    28,925
                                                   -------       ---         -----      -------   -------
AVAILABLE-FOR-SALE:
U.S. Treasury and Government Obligations........     4,988        --           (54)       4,934     4,934
Mortgage-backed securities......................     3,133        --           (63)       3,070     3,070
Other...........................................       579        --            --          579       579
                                                   -------       ---         -----      -------   -------
          Total available-for-sale..............     8,700        --          (117)       8,583     8,583
                                                   -------       ---         -----      -------   -------
          Total investments.....................   $37,625       $30         $(191)     $37,464   $37,508
                                                   =======       ===         =====      =======   =======

     The amortized cost and estimated value of debt securities at December 31, 2000, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED     FAIR
                                                                COST        VALUE
                                                              ---------    -------
                                                                 (IN THOUSANDS)
HELD-TO-MATURITY:
  Due in one year or less...................................   $ 2,618     $ 2,617
  Due after one year through five years.....................     1,091       1,098
  Due after five years through ten years....................     1,130       1,143
  Due after ten years.......................................    20,753      20,803
                                                               -------     -------
                                                                25,592      25,661
Mortgage-backed securities..................................     2,059       2,058
                                                               -------     -------
                                                                27,651      27,719
                                                               -------     -------
AVAILABLE-FOR-SALE:
  Due in one year or less...................................   $ 1,358     $ 1,358
  Due after one year through five years.....................     4,992       4,993
                                                               -------     -------
                                                                 6,350       6,351
Mortgage-backed securities..................................     3,103       3,093
                                                               -------     -------
                                                                 9,453       9,444
                                                               -------     -------
          Total investments.................................   $37,104     $37,163
                                                               =======     =======

     Investment securities amounting to $11.7 million were pledged as collateral for borrowings and for other purposes on December 31, 2000. During 2000, there were no sales of "available for sale" investments. During 1999 and 1998, sales of "available for sale" investments with proceeds $3.1 million, and $6.0 million resulted in a gross loss of $1.2 thousand, and a gross gain of $58.9 thousand, respectively. Additionally in 2000, 1999, and 1998, "held-to-maturity" investments totaling $2.9 million, $1.8 million and $2.8 million, respectively, were called. Calls in 2000 and 1998 resulted in a gross loss of $23.1 thousand and a gross gain of $54.3 thousand, respectively. Calls in 1999 were at par.

NOTE 5 -- LOANS AND LEASES

     Loans and leases are summarized as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2000         1999
                                                              ----------    --------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural......................  $  677,066    $443,985
Real estate-construction....................................     220,485     121,803
Real estate-mortgage........................................     122,301     115,265
Consumer....................................................      56,785      48,936
Direct financing leases
  Domestic..................................................     116,867       3,890
  Canadian..................................................      72,864          --
Unearned income
  Domestic..................................................     (21,570)       (455)
  Canadian..................................................      (9,876)         --
                                                              ----------    --------
          Total.............................................  $1,234,922    $733,424
                                                              ==========    ========

     Commercial loans are extended primarily to local regional businesses in the market areas of Irwin Union Bank. The Corporation also provides consumer loans to the customers in those markets. Real estate loans and direct financing leases are extended throughout North America.

     Irwin Union Bank, in the normal course of business, makes loans to directors, officers, and organizations and individuals with which they are associated. Such loans amounted to approximately $2.4 million and $2.2 million at December 31, 2000 and 1999, respectively. During 2000, $2.0 million of new loans were made and repayments totaled $1.3 million.

     Included in loans and leases and loans held for sale are $1.2 million and $4.0 million at December 31, 2000 and 1999, respectively, of unamortized deferred costs. These costs will be amortized over the life of the loans.

NOTE 6 -- ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are summarized below:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Balance at beginning of year................................  $ 8,555    $ 9,888    $ 8,812
Acquisition of Onset Capital................................  $ 1,908         --         --
Provision for loan and lease losses.........................    5,403      4,443      5,995
Reduction due to sale of loans and leases...................       --     (3,126)    (2,976)
Reduction due to reclassification of loans..................      (16)      (922)        --
Foreign currency adjustment.................................      (19)        --         --
Recoveries..................................................      466        503        559
Charge-offs.................................................   (3,168)    (2,231)    (2,502)
                                                              -------    -------    -------
Balance at end of year......................................  $13,129    $ 8,555    $ 9,888
                                                              =======    =======    =======

     At December 31, 2000, 1999, and 1998, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118 totaled $7.4 million, $0.9 million, and $1.6 million, respectively. These loans had a corresponding valuation allowance of $820 thousand, $204 thousand, and $493 thousand, respectively, based on the fair value of the loans' collateral. The Corporation recognized $521 thousand, $38 thousand, and $103 thousand of interest income on these loans in 2000, 1999, and 1998, respectively.

NOTE 7 -- SERVICING ASSETS

     Included on the consolidated balance sheet at December 31, 2000 and 1999 are $132.6 million and $138.5 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. There is an active secondary market for servicing assets.

MORTGAGE SERVICING ASSETS:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Beginning Balance...........................................  $138,500    $117,129
Additions...................................................    59,281      84,653
Amortization and impairment.................................   (39,529)    (15,702)
Reduction for servicing sales...............................   (25,614)    (47,580)
                                                              --------    --------
                                                              $132,638    $138,500
                                                              ========    ========

     The Corporation has established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                               2000        1999       1998
                                                              -------    --------    -------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $   401    $ 11,720    $   600
Provision...................................................   13,803     (11,319)    11,120
                                                              -------    --------    -------
Balance at end of year......................................  $14,204    $    401    $11,720
                                                              =======    ========    =======

     At December 31, 2000, key economic assumptions and the sensitivity of the current fair value of mortgage servicing rights to immediate 10 and 20% adverse changes in those assumptions are as follows ($ in millions):

Carrying amount of mortgage servicing rights................    $132.6
Constant prepayment speeds..................................      10.4%
Impact on fair value of 10% adverse change..................    $  7.4
Impact on fair value of 20% adverse change..................    $ 14.1
Discount Rate...............................................      11.2%
Impact on fair value of 10% adverse change..................    $  5.9
Impact on fair value of 20% adverse change..................    $ 11.5

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, interests in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Included in the servicing assets are $121.6 million and $132.6 million of servicing assets related to the mortgage bank at December 31, 2000 and 1999, respectively. The servicing assets at the mortgage bank had a fair value of $165.1 million and $180.5 million at December 31, 2000 and 1999, respectively. The mortgage bank's servicing portfolio balance and interest rate stratification are as follows:

SERVICING PORTFOLIO:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2000     1999     1998
                                                              -----    -----    -----
                                                                   (IN BILLIONS)
Beginning Portfolio.........................................  $10.5    $11.2    $10.7
Add:
  Mortgage loan closings....................................    4.1      5.9      8.9
Deduct:
  Sale of servicing rights..................................   (4.1)    (4.7)    (4.9)
  Run-off...................................................   (1.3)    (1.9)    (3.5)
                                                              -----    -----    -----
Ending Portfolio............................................  $ 9.2    $10.5    $11.2
                                                              =====    =====    =====

NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------      USEFUL
                                                                2000        1999        LIVES
                                                              --------    --------    ----------
                                                                        (IN THOUSANDS)
Land........................................................  $  1,737    $  1,734           n/a
Building and leasehold improvements.........................    17,410      15,063    7-40 years
Furniture and equipment.....................................    40,660      33,297    3-10 years
                                                              --------    --------
                                                                59,807      50,094
Less accumulated depreciation...............................   (30,398)    (26,726)
                                                              --------    --------
          Total.............................................  $ 29,409    $ 23,368
                                                              ========    ========

NOTE 9 -- LEASE OBLIGATIONS

     At December 31, 2000, the Corporation and its subsidiaries leased certain branch locations and office equipment used in its operations.

     Operating lease rental expense was $17.8 million in 2000, $16.5 million in 1999, and $13.7 million in 1998.

     The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

YEAR ENDED DECEMBER 31:                                       (IN THOUSANDS)
  2001......................................................     $13,279
  2002......................................................     $ 8,102
  2003......................................................     $ 3,988
  2004......................................................     $ 2,935
  2005......................................................     $ 1,428
  Thereafter................................................     $    98
                                                                 -------
          Total minimum rental payments.....................     $29,830
                                                                 =======

NOTE 10 -- SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Repurchase agreements & drafts payable related to mortgage
  loan closings.............................................  $ 64,557    $ 46,796
Commercial paper............................................    11,346      21,894
Federal funds and Federal Home Loan Bank borrowings.........   173,000     173,000
Lines of credit and other borrowings........................   226,599     231,413
                                                              --------    --------
                                                              $475,502    $473,103
                                                              ========    ========
Weighted average interest rate..............................      6.79%       5.45%

     Repurchase agreements at December 31, 2000 and 1999, include $0.1 million and $0.7 million in mortgages sold under agreements to repurchase which are used to fund mortgages prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

     Drafts payable related to mortgage loan closings totaled $64.5 million and $46.1 million at December 31, 2000 and 1999. These borrowings are related to mortgage closings at the end of December which have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     Commercial paper includes $5.7 million and $15.6 million at December 31, 2000 and 1999, respectively, payable to a company owned by a significant shareholder and director of the Corporation.

     Federal funds and Federal Home Loan Bank borrowings are collateralized by $153 million and $163 million of mortgage loans held for sale at December 31, 2000 and 1999, respectively.

     The Corporation also has lines of credit available of $222 million to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 6.2% to 7.7%.

NOTE 11 -- LONG-TERM DEBT

     Long-term debt at December 31, 2000 consists of a note payable for $29.6 million, net of capitalized fees, with an interest rate of 7.58%. The entire principal of this note will mature on July 7, 2014.

     Long-term debt at December 31, 1999 consisted of two notes payable. The first note, scheduled to mature in 2000, allowed the Corporation to borrow up to $10 million with a variable interest rate tied to LIBOR. The second note was for $29.6 million with an interest rate of 7.58% that will mature on July 7, 2014.

NOTE 12 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

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

     In November 2000, the Corporation issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, trusts created and controlled by the Corporation. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of Capital Trust II are not convertible into common stock of the Corporation. The convertible trust preferred securities of Capital Trust III have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet net of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are subordinated debentures of the Corporation with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and an initial maturity of 30 years.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

     Irwin Mortgage Corporation (IMC) is a defendant in a class action lawsuit relating to IMC's payment of broker fees to mortgage brokers. The litigation is pending on appeal before the U.S. Court of Appeals for the 11th Circuit for review of the class certification. Because the case is in the early stages of litigation, the Corporation is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

     Irwin Leasing Corporation (formerly Affiliated Capital Corp.), Irwin Equipment Finance Corporation and Irwin Financial Corporation (collectively, "the Irwin Companies") are defendants in an action relating to alleged misrepresentations made to obtain Medicare reimbursement for treatments performed with medical equipment financed by the Irwin Companies. The Irwin Companies filed a motion to dismiss on February 12, 2001 in the U.S. District Court for the Middle District of Pennsylvania. Because the case is in the early stages of litigation, the Corporation is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

NOTE 14 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business the Corporation is party to certain financial instruments with off-balance sheet risk to meet the financial needs of its customers or to reduce its own exposure to fluctuations in market rates. These financial instruments include loan commitments, standby letters of credit, forward commitments relating to mortgage banking activities, financial futures contracts, forward foreign exchange contracts, and interest rate swaps. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet.

     The Corporation's exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2000, were $706.7 million. These loan commitments include $551.7 million of floating rate loan commitments and $155.0 million of fixed rate loan commitments related to commercial and mortgage banking activities. The Corporation had approximately $14.6 million and $13.6 million in irrevocable standby letters of credit outstanding at December 31, 2000 and 1999, respectively.

     Forward commitments are used in mortgage banking activities to offset the interest rate risk associated with mortgage loan commitments and loans held for sale. The contractual amount of forward contracts does not represent exposure to credit loss. Forward commitments related to mortgage banking activities were $308.2 million and $255.3 million at December 31, 2000 and 1999, respectively.

     Financial futures contracts or interest rate floors are used periodically to hedge the value of servicing assets against declining interest rates which increase prepayment activity and decrease the value of the servicing asset. To the extent that interest rates increase, the value of servicing assets increases while the value of these derivative instruments declines. As of December 31, 2000, the Corporations's servicing asset derivative instruments had a positive fair value of less than $.1 million on a notional amount of $200.0 million.

     Derivative instruments are also used to protect the value of interest-only strips. Interest rate caps are used when interest on securitized loans is received at a fixed rate paid to mortgage-backed security holders at a variable rate of interest. As interest rates change, the value of the interest-only strips and interest rate caps move in opposite directions. At December 31, 2000, the carrying value of the interest rate caps was $.19 million and the notional amount was $22.7 million.

     Since the July 2000 acquisition of Onset Capital Corporation, a Canadian leasing company, the Corporation has begun entering into foreign currency contracts to protect the value of intercompany loans made to Onset against changes in the exchange rate. The Corporation had a notional amount of $15.0 million in forward contracts outstanding as of December 31, 2000.

     The Canadian leasing company uses interest rate swaps and swaptions to neutralize repricing risk associated with its funding source. At December 31, 2000, the company had two interest rate swaps and five swaptions outstanding to hedge the $32.8 million of fixed rate lease assets which are funded with a variable rate source. The notional value of the interest rate swaps amortizes on a schedule that is designed to match the principal pay down of the loan portfolio. Onset can reduce the notional value of the swaps by up to 10% if prepayments on the loans are greater than originally anticipated. The swaptions exist to allow the company the flexibility to switch its interest rate swaps from receiving a floating rate of interest to receiving a fixed rate of interest. Onset would exercise this option if it chose to switch the underlying funding source from a floating rate source to a fixed rate source.

NOTE 15 -- REGULATORY MATTERS

     The Corporation and its bank subsidiaries, Irwin Union Bank (IUB) and Irwin Union Bank FSB (IUBFSB), are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines, the Corporation, IUB, and IUBFSB must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Corporation's, IUB's, and IUBFSB's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require the Corporation, IUB, and IUBFSB to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation, IUB, and IUBFSB met all capital adequacy requirements to which they are subject.

     As of December 31, 2000, the Corporation, IUB, and IUBFSB were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation, IUB, and IUBFSB must significantly exceed minimum total risk-based, Tier I risk-based, and Tier I capital to average assets ratios. There have been no conditions or events that management believes have changed this category.

     The Corporation's, IUB's, and IUBFSB's actual capital amounts and ratios are presented in the following table:

                                                                      ADEQUATELY            WELL
                                                     ACTUAL          CAPITALIZED        CAPITALIZED
                                                ----------------   ----------------   ----------------
                                                 AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT    RATIO
                                                --------   -----   --------   -----   --------   -----
                                                                    (IN THOUSANDS)
AS OF DECEMBER 31, 2000:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................   $384,144   13.6%   $226,153    8.0%   $282,691   10.0%
  Irwin Union Bank...........................    283,611   10.3     220,180    8.0     275,225   10.0
  Irwin Union Bank FSB.......................      6,636   105.9        501    8.0         627   10.0
Tier I Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................    250,825    8.9     113,076    4.0     169,614    6.0
  Irwin Union Bank...........................    271,037    9.9     110,090    4.0     165,135    6.0
  Irwin Union Bank FSB.......................      6,636   105.9        N/A                376    6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation................    250,825   12.4      80,823    4.0     101,028    5.0
  Irwin Union Bank...........................    271,037   12.7      85,600    4.0     106,999    5.0
Core Capital (to Adjusted Tangible Assets)
  Irwin Union Bank FSB.......................     12,738   51.9         510    4.0         637    5.0
Tangible Capital (to Tangible Assets)
  Irwin Union Bank FSB.......................     12,738   51.9         191    1.5         N/A
AS OF DECEMBER 31, 1999:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................   $246,183   13.5%   $145,891    8.0%   $182,363   10.0%
  Irwin Union Bank...........................    144,305   10.0     115,295    8.0     144,119   10.0
Tier I Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................    207,627   11.4      72,945    4.0     109,418    6.0
  Irwin Union Bank...........................    136,864    9.5      57,647    4.0      86,471    6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation................    207,627   12.8      65,046    4.0      81,307    5.0
  Irwin Union Bank...........................    136,864   11.0      50,349    4.0      62,936    5.0
AS OF DECEMBER 31, 1998:
Total Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................   $203,311   12.3%   $132,742    8.0%   $165,927   10.0%
  Irwin Union Bank...........................    111,935   10.1      88,712    8.0     110,890   10.0
Tier I Capital (to Risk-Weighted Assets):
  Irwin Financial Corporation................    191,806   11.6      66,371    4.0      99,556    6.0
  Irwin Union Bank...........................    105,215    9.5      44,356    4.0      66,534    6.0
Tier I Capital (to Average Assets)
  Irwin Financial Corporation................    191,806   10.5      73,032    4.0      91,290    5.0
  Irwin Union Bank...........................    105,215    7.9      53,162    4.0      66,452    5.0

NOTE 16 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value estimates, methods and assumptions are set forth below for the Corporation's financial instruments:

          Cash and cash equivalents: The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets' fair values.

          Interest-bearing deposits with financial institutions, Loans, Loans held for sale, Deposit liabilities, Short-term borrowings, Long-term debt, and Company-obligated mandatorily redeemable preferred securities of subsidiary trust: The fair values were estimated using discounted cash flow analyses, using interest rates currently being offered for like assets with similar terms, to borrowers with similar credit quality, and for the same remaining maturities.

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

     The estimated fair values of the Corporation's financial instruments at December 31, are as follows:

                                                           2000                           1999
                                               ----------------------------    --------------------------
                                                CARRYING     ESTIMATED FAIR    CARRYING    ESTIMATED FAIR
                                                 AMOUNT          VALUE          AMOUNT         VALUE
                                               ----------    --------------    --------    --------------
                                                                     (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents....................  $   83,493      $   83,493      $ 47,215       $ 47,215
Interest-bearing deposits with financial
  institutions...............................      36,400          36,442        26,785         26,764
Trading assets...............................     152,805         152,805        59,025         59,025
Investment securities........................      37,095          37,163        37,508         37,464
Loans held for sale..........................     579,788         579,788       508,997        522,033
Loans, net of unearned discount..............   1,078,604       1,145,129       729,534        771,948
FINANCIAL LIABILITIES:
Deposits.....................................   1,443,330       1,452,024       870,318        710,762
Short-term borrowings........................     475,502         478,342       473,103        473,785
Long-term debt...............................      29,608          30,597        29,784         28,112
Company-obligated mandatorily redeemable
  preferred securities of subsidiary trust...     147,167         157,681        50,000         48,389
Forward contract commitments.................  $       --      $      704      $     --       $    860

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

NOTE 17 -- SHAREHOLDERS' EQUITY

     The Board of Directors of the Corporation approved a two-for-one stock split May 27, 1998. Previously reported shares and per share data have been changed to reflect these splits.

     In 2000, the Corporation awarded 21,136 shares of common stock in restricted stock grants at a weighted average fair value of $15.14.

     The Corporation has a stock plan which provides up to 300,000 shares be used to compensate Business Development Board members. As of December 31, 2000, 7,000 shares had been issued at a weighted average price of $16.17.

     The Corporation has a stock plan to compensate Directors of the Corporation with the Corporation's common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of the Corporation's common stock. In 2000 and 1999, respectively, the Corporation granted 8,678 and 23,153 shares under the 1999 plan at a weighted average fair value of $19.63. The Corporation also has an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

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

     Activity in the above stock option plans for 2000, 1999, and 1998 is summarized as follows (adjusted for the two-for-one stock split on May 27, 1998):

                                             2000                         1999                         1998
                                  --------------------------   --------------------------   --------------------------
                                                WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                                  NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                                   SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                                  ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at the beginning of
  the year......................  1,328,090       $12.50       1,257,050       $ 9.68       1,231,220       $ 7.39
  Granted.......................    351,934        16.67         216,155        24.02         133,710        27.23
  Exercised.....................    (32,400)        5.56        (137,600)        4.19        (103,880)        4.74
  Canceled......................    (30,384)       21.56          (7,515)       24.59          (4,000)       19.42
                                  ---------                    ---------                    ---------
Outstanding at the end of the
  year..........................  1,617,240        13.38       1,328,090        12.50       1,257,050         9.68
                                  =========                    =========                    =========
Exercisable at the end of the
  year..........................  1,210,356       $11.30       1,045,659       $ 9.64       1,014,420       $ 7.47
                                  =========                    =========                    =========
Available for future grants.....  1,051,284                    1,380,634                    1,560,878
                                  =========                    =========                    =========

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                                AS OF 12/31/2000

                                                     OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                     ----------------------------------------------------   ---------------------------------
                                                            WEIGHTED
                                          NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
             RANGE OF                  OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
          EXERCISE PRICES            AS OF 12/31/2000   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/2000   EXERCISE PRICE
-----------------------------------  ----------------   ----------------   --------------   ----------------   --------------
$ 1.33 - $ 5.53....................       213,200             1.85             $ 4.31            213,200           $ 4.31
$ 5.69 - $ 5.69....................       207,800             3.27             $ 5.69            207,800           $ 5.69
$ 7.84 - $ 7.84....................       177,400             4.32             $ 7.84            177,400           $ 7.84
$10.66 - $10.66....................       180,200             5.30             $10.66            180,200           $10.66
$13.69 - $13.69....................       171,620             6.33             $13.69            171,620           $13.69
$14.13 - $16.50....................        56,600             9.48             $15.19             14,226           $15.19
$16.97 - $16.97....................       287,519             9.32             $16.97             72,008           $16.97
$17.03 - $23.88....................        31,682             7.67             $22.31              3,550           $19.71
$24.09 - $24.09....................       170,978             8.33             $24.09             86,006           $24.09
$24.50 - $28.56....................       120,241             7.50             $27.49             84,346           $27.49
                                        ---------             ----             ------          ---------           ------
$ 1.33 - $28.56....................     1,617,240             5.98             $13.38          1,210,356           $11.30

     The Corporation has not recognized compensation cost for the three non-qualified and incentive stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined based on the fair value at the grant dates, the Corporation's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Net income
  As reported...............................................  $35,666    $33,156    $30,503
  Pro forma.................................................   34,365     32,176     29,746
Basic earnings per share
  As reported...............................................     1.70       1.54       1.40
  Pro forma.................................................     1.64       1.49       1.37
Diluted earnings per share
  As reported...............................................     1.67       1.51       1.38
  Pro forma.................................................     1.61       1.49       1.34

     The fair value of each option was estimated to be $9.32, $10.97, and $12.25 on the date of the grant using the binomial option-pricing model with the following assumptions for 2000, 1999, and 1998, respectively: risk free interest rates of 6.13%, 5.20%, and 5.85%; dividend yield of 1.00% for 2000, 0.83% for
1999, and 1.00% for 1998; volatility of .400 for 2000, .287 for 1999, and .250 for 1998, and a weighted average expected life of nine years for all three years.

NOTE 18 -- EARNINGS PER SHARE

     Earnings per share calculations are summarized as follows:

                                                 BASIC      EFFECT OF    EFFECT OF     EFFECT OF      DILUTED
                                               EARNINGS       STOCK      PREFERRED    CONVERTIBLE    EARNINGS
                                               PER SHARE     OPTIONS      SHARES        SHARES       PER SHARE
                                               ---------    ---------    ---------    -----------    ---------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2000
  Net income.................................   $35,666      $   --       $   --         $295         $35,961
  Shares.....................................    20,973         281           78          261          21,593
                                                -------      ------       ------         ----         -------
  Per-Share Amount...........................   $  1.70      $(0.02)      $(0.01)        $ --         $  1.67
                                                =======      ======       ======         ====         =======
1999
  Net income.................................   $33,156      $   --                                   $33,156
  Shares.....................................    21,530         356          N/A          N/A          21,886
                                                -------      ------                                   -------
  Per-Share Amount...........................   $  1.54      $(0.03)                                  $  1.51
                                                =======      ======                                   =======
1998
  Net income.................................   $30,503      $   --                                   $30,503
  Shares.....................................    21,732         407          N/A          N/A          22,139
                                                -------      ------                                   -------
  Per-Share Amount...........................   $  1.40      $(0.02)                                  $  1.38
                                                =======      ======                                   =======

     In 2000, 535,474 shares of stock options were not included in the dilutive earnings per share calculation because they were antidilutive.

NOTE 19 -- INCOME TAXES

     Income tax expense is summarized as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
CURRENT:
  Federal...................................................  $ 1,374    $ 3,251    $ 6,963
  State.....................................................      600        687      2,048
                                                              -------    -------    -------
                                                                1,974      3,938      9,011
                                                              -------    -------    -------
DEFERRED:
  Federal...................................................   18,000     14,580      9,256
  State.....................................................    3,702        963      2,087
                                                              -------    -------    -------
                                                               21,702     15,543     11,343
                                                              -------    -------    -------
INCOME TAX EXPENSE:
  Federal...................................................   19,374     17,831     16,219
  State.....................................................    4,302      1,650      4,135
                                                              -------    -------    -------
                                                              $23,676    $19,481    $20,354
                                                              =======    =======    =======

     The Corporation's net deferred tax liability, which is included in other liabilities on the consolidated balance sheet, consisted of the following:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
Mortgage servicing..........................................  $(48,912)   $(52,464)
Deferred securitization income..............................   (34,438)     (9,992)
Loan and lease loss reserve.................................     4,958       6,555
Deferred origination fees and costs.........................     1,786      (1,731)
Deferred compensation.......................................     5,097       4,069
Retirement benefits.........................................     1,155       1,018
Fixed assets................................................    (1,919)     (1,566)
Other, net..................................................       179         (61)
                                                              --------    --------
Net deferred tax liability..................................  $(72,094)   $(54,172)
                                                              ========    ========

     A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

                                                               2000       1999       1998
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Income taxes computed at the statutory rate.................  $20,770    $18,423    $17,800
Increase (decrease) resulting from:
  Nontaxable interest from investment securities and
     loans..................................................     (136)      (410)      (484)
  State franchise tax, net of federal benefit...............    2,796      2,121      2,810
  Change in deferred tax asset or liability resulting from
     tax rate change........................................       --     (1,055)        --
  Other items -- net........................................      246        402        228
                                                              -------    -------    -------
                                                              $23,676    $19,481    $20,354
                                                              =======    =======    =======

NOTE 20 -- EMPLOYEE RETIREMENT PLANS

     The Corporation has a contributory retirement and savings plan which covers all employees and meets the requirements of Section 401(k) of the Internal Revenue Code. Employees may contribute up to 14% of their compensation to the plan which is matched by 60% by the Corporation up to 5% of the employee's compensations.

     The Corporation matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The Corporation's expense to match employee contributions for the years ended December 31, 2000, 1999 and 1998 was approximately $1.1 million, $1.0 million and $1.0 million, respectively.

     The Corporation has a defined benefit plan covering eligible employees of adopting subsidiaries. The benefits are based on years of service and the employees' compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Plan assets are primarily invested in corporate and U.S. bonds, mutual funds and cash equivalents. The mutual funds are invested primarily in common stocks and bonds.

     At December 31, 2000, the Corporation recognized a minimum pension liability equal to the excess of the accumulated benefit obligation over plan assets. A corresponding amount is recognized as either an intangible asset, to the extent of previously unrecognized prior service cost, or a reduction of shareholders' equity. The Corporation recorded additional liabilities of $800,000 as of December 31, 2000, an intangible asset of $156,000, and a shareholders' equity reduction of $644,000, net of income taxes of $257,000.

     The following table sets forth amounts recognized in the Corporation's balance sheet:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Funded status...............................................  $(2,775)   $ 1,071
Unrecognized prior service cost.............................      156        181
Unrecognized net actuarial loss.............................    2,578     (1,380)
Adjustment for minimum liability............................     (800)        --
                                                              -------    -------
Accrued pension cost........................................  $  (841)   $  (128)
                                                              =======    =======
Weighted average assumptions:
  Discount rate.............................................     7.25%      7.75%
  Return on plan assets.....................................     8.50       9.00
  Rate of compensation increase.............................     3.83       4.50

     A reconciliation of the change in projected benefit obligation and plan assets is presented below:

                                                               2000       1999
                                                              -------    -------
                                                                (IN THOUSANDS)
Benefit obligation at January 1.............................  $10,531    $10,183
Service cost................................................      623        627
Interest cost...............................................      819        713
Amendments..................................................       --         70
Actuarial loss/(gain).......................................    1,811       (779)
Benefits paid...............................................     (343)      (283)
                                                              -------    -------
Benefit obligation at December 31...........................  $13,441    $10,531
                                                              =======    =======
Fair value plan assets at January 1.........................  $11,602    $10,214
Return on plan assets.......................................   (1,135)     1,671
Benefits paid...............................................     (343)      (283)
Employer contributions......................................      542         --
                                                              -------    -------
Fair value plan assets at December 31.......................  $10,666    $11,602
                                                              =======    =======

     The net pension cost for 2000, 1999 and 1998 included the following components:

                                                               2000      1999     1998
                                                              -------    -----    -----
                                                                   (IN THOUSANDS)
Service cost................................................  $   650    $ 627    $ 568
Interest cost...............................................      819      713      622
Return on plan assets.......................................   (1,040)    (906)    (863)
Amortization of prior service cost..........................       25       25       20
                                                              -------    -----    -----
Net pension cost............................................  $   454    $ 459    $ 347
                                                              =======    =====    =====

NOTE 21 -- INDUSTRY SEGMENT INFORMATION

     The Corporation has five principal segments that provide a broad range of financial services throughout North America. The Mortgage Banking line of business originates, sells, and services residential first mortgage loans. The Home Equity Lending line of business originates and services home equity loans. The Commercial Banking line of business provides commercial banking services. The Equipment Leasing line of business leases commercial equipment. The Venture Capital line of business invests in early-stage companies that could transform the way financial services are delivered. The Corporation's other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Prior to 2000, interest expense related to interest-bearing capital obligations of the Corporation was allocated to the Parent Company. Starting April 1, 2000, the Corporation began allocating these expenses to the subsidiaries. Below is a summary of each segment's revenues, net income, and assets for 2000, 1999, and 1998:

                                    MORTGAGE    HOME EQUITY   COMMERCIAL   EQUIPMENT   VENTURE
                                    BANKING       LENDING      BANKING      LEASING    CAPITAL    OTHER     CONSOLIDATED
                                   ----------   -----------   ----------   ---------   -------   --------   ------------
                                                                      (IN THOUSANDS)
2000
Net interest income..............  $   18,477    $ 36,921     $   35,774   $  1,737    $  (597)  $ (6,719)   $   85,593
Intersegment interest............      (2,719)     (1,789)          (295)       (54)        (1)     4,858            --
Other revenue....................     125,174      68,315         11,808        799      5,146        469       211,711
Intersegment revenues............          --          --            166         --        420       (586)           --
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Total net revenues...........     140,932     103,447         47,453      2,482      4,968     (1,978)      297,304
Other expense....................     117,188      71,479         33,327      5,024        431     10,513       237,962
Intersegment expenses............       2,199       1,144          2,446         21         --     (5,810)           --
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Net income before taxes......      21,545      30,824         11,680     (2,563)     4,537     (6,681)       59,342
Income taxes.....................       8,539      12,330          4,590         --      1,814     (3,597)       23,676
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Net income...................      13,006      18,494          7,090     (2,563)     2,723     (3,084)       35,666
                                   ==========    ========     ==========   ========    =======   ========    ==========
Assets at December 31............  $  523,920    $550,526     $1,167,559   $159,773    $15,198   $  5,453    $2,422,429
                                   ==========    ========     ==========   ========    =======   ========    ==========
1999
Net interest income..............  $   22,984    $ 20,276     $   29,114   $     --    $  (109)  $ (9,587)   $   62,678
Intersegment interest............      (3,237)     (1,424)            --        (18)        --      4,679            --
Other revenue....................     161,020      31,714         11,622         --      1,306     (1,592)      204,070
Intersegment revenues............          --          --            175         --         --       (175)           --
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Total net revenues...........     180,767      50,566         40,911        (18)     1,197     (6,675)      266,748
Other expense....................     142,439      34,672         28,024        825         78      8,073       214,111
Intersegment expenses............       2,476         885          1,056         --         --     (4,417)           --
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Net income before taxes......      35,852      15,009         11,831       (843)     1,119    (10,331)       52,637
Income taxes.....................      12,789       2,403          4,486         --        463       (660)       19,481
                                   ----------    --------     ----------   --------    -------   --------    ----------
    Net income...................      23,063      12,606          7,345       (843)       656     (9,671)       33,156
                                   ==========    ========     ==========   ========    =======   ========    ==========
Assets at December 31............  $  549,966    $339,640     $  789,560   $    543    $ 8,096   $ (6,958)   $1,680,847
                                   ==========    ========     ==========   ========    =======   ========    ==========

                                    MORTGAGE    HOME EQUITY   COMMERCIAL   EQUIPMENT   VENTURE
                                    BANKING       LENDING      BANKING      LEASING    CAPITAL    OTHER     CONSOLIDATED
                                   ----------   -----------   ----------   ---------   -------   --------   ------------
                                                                      (IN THOUSANDS)
1998
Net interest income..............  $   27,245    $  6,848     $   23,279                         $ (4,166)   $   53,206
Intersegment interest............      (2,722)     (1,866)            --                            4,588            --
Other revenue....................     182,715      18,959         11,557                              385       213,616
Gain on sale of leases...........          --          --             --                            5,241         5,241
Intersegment revenues............          --          --            155                             (155)           --
                                   ----------    --------     ----------                         --------    ----------
    Total net revenues...........     207,238      23,941         34,991                            5,893       272,063
Other expense....................     157,382      30,486         23,674                            9,664       221,206
Intersegment expenses............       1,810         123            841                           (2,774)           --
                                   ----------    --------     ----------                         --------    ----------
    Net income before taxes......      48,046      (6,668)        10,476                             (997)       50,857
Income taxes.....................      19,193          --          3,967                           (2,806)       20,354
                                   ----------    --------     ----------                         --------    ----------
    Net income...................      28,853      (6,668)         6,509        N/A        N/A      1,809        30,503
                                   ==========    ========     ==========   ========    =======   ========    ==========
Assets at December 31............  $1,020,249    $311,974     $  607,992        N/A        N/A   $148,309    $1,946,179
                                   ==========    ========     ==========   ========    =======   ========    ==========

NOTE 22 -- IRWIN FINANCIAL CORPORATION (PARENT ONLY) FINANCIAL INFORMATION

     The condensed financial statements of the parent company as of December 31, 2000 and 1999, and for the three years ended December 31, 2000 are presented below:

                            CONDENSED BALANCE SHEET

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS:
  Cash and short-term investments...........................  $  1,127    $    643
  Investment in bank subsidiary.............................   277,571     137,816
  Investments in non-bank subsidiaries......................    41,344      91,357
  Loans to bank subsidiaries................................    30,000          --
  Loans to non-bank subsidiaries............................    48,278      85,523
  Other assets..............................................     6,464      11,978
                                                              --------    --------
                                                              $404,784    $327,317
                                                              ========    ========
LIABILITIES:
  Short-term borrowings.....................................  $ 34,346    $ 80,744
  Long-term debt............................................   181,522      79,179
  Other liabilities.........................................    (1,009)      8,098
                                                              --------    --------
                                                               214,859     168,021
                                                              --------    --------
SHAREHOLDERS' EQUITY:
  Preferred stock...........................................     1,386          --
  Common stock..............................................    29,965      29,965
  Other shareholders' equity................................   158,574     129,331
                                                              --------    --------
                                                               189,925     159,296
                                                              --------    --------
                                                              $404,784    $327,317
                                                              ========    ========

                         CONDENSED STATEMENT OF INCOME

                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                2000        1999        1998
                                                              --------    --------    --------
                                                                       (IN THOUSANDS)
INCOME
  Dividends from non-bank subsidiaries......................  $ 87,269    $ 15,500    $ 18,331
  Dividends from bank subsidiary............................    37,153      14,147       1,000
  Interest income...........................................     4,949       4,800       5,348
  Other.....................................................     6,635       3,200       3,002
                                                              --------    --------    --------
                                                               136,006      37,647      27,681
                                                              --------    --------    --------
EXPENSES
  Interest expense..........................................    12,643       9,891       7,897
  Salaries and benefits.....................................     7,906       5,398       4,548
  Other.....................................................     2,933       2,672       1,984
                                                              --------    --------    --------
                                                                23,482      17,961      14,429
                                                              --------    --------    --------
Income before income taxes and equity in undistributed
  income of subsidiaries....................................   112,524      19,686      13,252
Income taxes(credits), less amounts charged to
  subsidiaries..............................................    (5,966)    (10,482)    (14,079)
                                                              --------    --------    --------
                                                               118,490      30,168      27,331
Equity in undistributed income of subsidiaries..............   (82,824)      2,988       3,172
                                                              --------    --------    --------
          Net income........................................  $ 35,666    $ 33,156    $ 30,503
                                                              ========    ========    ========

                       CONDENSED STATEMENT OF CASH FLOWS

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000         1999        1998
                                                              ---------    --------    --------
                                                                       (IN THOUSANDS)
Net income..................................................  $  35,666    $ 33,156    $ 30,503
Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in undistributed income of subsidiaries............     82,824      (2,988)     (3,172)
  Depreciation and amortization.............................        505         408         209
  Increase (decrease) in taxes payable......................     (1,102)      4,695     (17,244)
  (Decrease) increase in interest receivable................       (122)       (159)        217
  Increase (decrease) in interest payable...................        986         763          (4)
  Net change in other assets and other liabilities..........     (4,077)      4,322       1,529
                                                              ---------    --------    --------
          Net cash provided by operating activities.........    114,680      40,197      12,038
                                                              ---------    --------    --------
Lending and investing activities:
  Net decrease (increase) in loans to subsidiaries..........      7,245     (25,302)     37,467
  Investments in subsidiaries...............................   (172,409)    (39,122)    (48,550)
  Net sales (additions) to premises and equipment...........        314         286      (1,381)
                                                              ---------    --------    --------
          Net cash used by lending and investing
            activities......................................   (164,850)    (64,138)    (12,464)
                                                              ---------    --------    --------
Financing activities:
  Net increase (decrease) in borrowings.....................    (46,398)     13,778      14,791
  Proceeds from long-term debt..............................    102,260      30,000          --
  Issuance of preferred stock...............................      1,386          --          --
  Purchase of treasury stock................................     (3,414)    (18,314)    (12,593)
  Proceeds from sale of stock for employee benefit plans....      1,866       2,608       1,756
  Dividends paid............................................     (5,038)     (4,287)     (3,473)
                                                              ---------    --------    --------
          Net cash provided by financing activities.........     50,662      23,785         481
                                                              ---------    --------    --------
  Net increase (decrease) in cash and cash equivalents......        492        (156)         55
  Effect of exchange rate changes on cash...................         (8)         --          --
  Cash and cash equivalents at beginning of year............        643         799         744
                                                              ---------    --------    --------
  Cash and cash equivalents at end of year..................  $   1,127    $    643    $    799
                                                              =========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
     Interest...............................................  $  11,657    $  9,056    $  7,503
                                                              =========    ========    ========
     Income taxes...........................................  $  13,769    $ 14,328    $ 18,947
                                                              =========    ========    ========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In connection with the audits of the Corporation for the two most recent fiscal years ended December 31, 2000, the Corporation has not changed its independent certified public accountants nor have there been any disagreements (as defined in Instruction 4 to Item 304 of Regulation S-K) with such accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information contained in the proxy statement of the Corporation for the 2001 Annual Meeting of Shareholders under the caption "Election of Directors" on pages 4 through 7, inclusive, is incorporated herein by reference in response to this item.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in the proxy statement of the Corporation for the 2001 Annual Meeting of Shareholders under the captions "Election of Directors -- Outside Director Compensation," "Executive Compensation and Other Information" and "Board Compensation Committee Report on Executive Compensation" on pages 9 through 19, inclusive, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in the proxy statement of the Corporation for the 2001 Annual Meeting of Shareholders under the captions "Voting Securities and Principal Holders" and "Security Ownership of Management" on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in the proxy statement of the Corporation for the 2001 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 20 and 21, inclusive, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.

3.  Exhibits

    A. Exhibits to Form 10-K

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3(a)      Restated Articles of Incorporation of Irwin Financial
           Corporation.

 3(b) Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001.

 3(c) Code of By-Laws of Irwin Financial Corporation as amended to date.

 4(a) Specimen stock certificate.(Incorporated by reference to Exhibit 4(a) to Form 10-K Report for year ended December 31,
           1994, File No. 0-06835.)

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

 4(c)      Rights Agreement dated as of March 1, 2001, between Irwin
           Financial Corporation and Irwin Union Bank and Trust
           Company. (Incorporated by reference to Exhibit 4.1 to Form
           8-A filed March 2, 2001, File No. 0-06835.)

10(a) *Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December
           31, 1991, File No. 0-06835.)

10(b) *Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 19(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10(c) *Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10(d) *Long-Term Incentive Plan - Summary of Terms. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10(e)      *Irwin Financial Corporation Employees' Stock Purchase Plan.
           (Incorporated by reference to Exhibit 10(d) to Form 10-K
           Report for year ended December 31, 1991, File No. 0-06835.)

10(f) *Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December
           31, 1994, File No. 0-06835.)

10(g)      *Amended Irwin Financial Corporation Outside Directors
           Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10(h)      *Irwin Financial Corporation 1992 Stock Option Plan.
           (Incorporated by reference to Exhibit 10(h) to Form 10-K
           Report for year ended December 31, 1992, File No. 0-06835.)

10(i)      *Amended Irwin Financial Corporation Outside Director
           Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10(j)      *Inland Mortgage Corporation Long-Term Incentive Plan.
           (Incorporated by reference to Exhibit 10(j) to Form 10-K
           Report for year ended December 31, 1996, File No. 0-06835.)

10(k)      *Irwin Financial Corporation 1997 Stock Option Plan.
           (Incorporated by reference to Exhibit 10 to Form 10-Q Report for quarter ended June 30, 1997, File No. 0-06835.)

10(l)      *Amendment to Irwin Financial Corporation 1997 Stock Option
           Plan. (Incorporated by reference to Exhibit 10(i) to Form
           10-Q Report for quarter ended June 30, 1997, File No.
           0-06835.)

10(m) *Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for quarter ended June 30, 1999, File No. 0-06835.)

10(n)      *1999 Outside Director Restricted Stock Compensation Plan.
           (Incorporated by reference to Exhibit 10(b) to Form 10-Q
           Report for quarter ended June 30, 1999, File No. 0-06835.)

11(a)      Computation of Earnings Per Share.

12(a)      Computation of Ratio of Earnings to Fixed Charges.

21(a)      Subsidiaries of the Corporation.

23(a)      Consent of Independent Accountants.

-------------------------
* Indicates management contract or compensatory plan or arrangement.

     B. Reports on Form 8-K:

        A report on Form 8-K dated October 19, 2000, was filed with the Commission to announce third quarter earnings.

        A report on Form 8-K dated October 26, 2000, was filed with the Commission to announce the promotion of Robert H. Griffith to Executive Vice President and Chief Operating Officer of Irwin Mortgage Corporation, with a transition to President in the first quarter of 2001.

        A report on Form 8-K dated November 27, 2000, was filed with the Commission to announce the fourth quarter dividend.

        A report on Form 8-K dated November 27, 2000, was filed with the Commission to announce the sale of trust preferred securities.

                                       SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                       IRWIN FINANCIAL CORPORATION

                                       By:      /s/ WILLIAM I. MILLER
                                         ---------------------------------------
                                                   William I. Miller,
                                                  Chairman of the Board
Date: March 22, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.

                                                                 CAPACITY WITH
                      SIGNATURE                                   REGISTRANT                         DATE
                      ---------                                  -------------                       ----

                  /s/ SALLY A. DEAN                     Director                                March 22, 2001
-----------------------------------------------------
                    Sally A. Dean

                /s/ DAVID W. GOODRICH                   Director                                March 22, 2001
-----------------------------------------------------
                  David W. Goodrich

                 /s/ JOHN T. HACKETT                    Director                                March 22, 2001
-----------------------------------------------------
                   John T. Hackett

                /s/ WILLIAM H. KLING                    Director                                March 22, 2001
-----------------------------------------------------
                  William H. Kling

              /s/ BRENDA J. LAUDERBACK                  Director                                March 22, 2001
-----------------------------------------------------
                Brenda J. Lauderback

              /s/ JOHN C. MCGINTY, JR.                  Director                                March 22, 2001
-----------------------------------------------------
                John C. McGinty, Jr.

                /s/ WILLIAM I. MILLER                   Director, Chairman of the Board         March 22, 2001
-----------------------------------------------------     (Principal Executive Officer)
                  William I. Miller

                  /s/ JOHN A. NASH                      Director, Chairman of the               March 22, 2001
-----------------------------------------------------     Executive Committee
                    John A. Nash

                 /s/ LANCE R. ODDEN                     Director                                March 22, 2001
-----------------------------------------------------
                   Lance R. Odden

                /s/ THEODORE M. SOLSO                   Director                                March 22, 2001
-----------------------------------------------------
                  Theodore M. Solso

               /s/ GREGORY F. EHLINGER                  Senior Vice President                   March 22, 2001
-----------------------------------------------------     (Principal Financial Officer)
                 Gregory F. Ehlinger

                /s/ JODY A. LITTRELL                    Vice President and Controller           March 22, 2001
-----------------------------------------------------     (Principal Accounting
                  Jody A. Littrell                        Officer)