Form 10-Q
period 2001-03-31
IRWIN FINANCIAL CORPORATION
filed 2001-07-13
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended March 31, 2001
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from ___________________to___________________

Commission file number 0-6835

IRWIN FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

INDIANA	35-1286807
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes No

As of July 12, 2001 there were outstanding 21,194,748 common shares, no par value, of the Registrant.

Part I

Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)					March 31,		December 31,
Assets:					2001		2000
Cash and cash equivalents					$ 119,388		$ 83,493
Interest-bearing deposits with financial institutions					61,783		36,400
Trading assets					177,814		154,921
Investment securities (Market value: $32,222 in 2001 and $37,163 in 2000) - Note 2					32,075		37,095
Loans held for sale					851,484		579,788
Loans and leases, net of unearned income - Note 3					1,317,161		1,234,922
Less: Allowance for loan and lease losses - Note 4					(13,622)		(13,129)
					1,303,539		1,221,793
Servicing assets - Note 5					142,639		130,522
Accounts receivable					67,597		69,224
Accrued interest receivable					10,873		12,979
Premises and equipment					31,004		29,409
Other assets					68,173		66,805
Total assets					$2,866,369		$2,422,429
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing					$ 411,838		$ 263,159
Interest-bearing					686,745		517,127
Certificates of deposit over $100,000					721,421		663,044
					1,820,004		1,443,330
Short-term borrowings- Note 6					516,522		475,502
Long-term debt- Note 7					29,619		29,608
Other liabilities					154,869		136,897
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust- Note 8					147,139		147,167
Total liabilities					2,668,153		2,232,504

Commitments and contingencies - Note 10

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; issued 96,336 shares as of March 31, 2001 and
December 31, 2000					1,386		1,386
Common stock; no par value - authorized 40,000,000 shares;
issued 23,402,080 shares as of March 31, 2001 and December 31, 2000;
including 2,235,366 and 2,376,119 shares in treasury as of March 31,
2001 and December 31, 2000 respectively					29,965		29,965
Additional paid-in capital					4,065		4,331
Minority interest					922		1,055
Accumulated other comprehensive income net of deferred income tax
asset of ($456) and ($305) in 2001 and 2000, respectively.					(1,176)		(962)
Retained earnings					209,524		201,729
					244,686		237,504
Less treasury stock, at cost					(46,470)		(47,579)
Total shareholders' equity					198,216		189,925
Total liabilities and shareholders' equity					$2,866,369		$2,422,429

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
					Three Months Ended
					March 31,
(In thousands, except for per share)					2001		2000
Interest income:
Loans and leases					$ 29,250		$ 20,210
Investment securities:
Taxable					1,243		929
Tax-exempt					62		63
Loans held for sale					22,856		12,140
Trading account					7,146		2,484
Federal funds sold					33		46
Total interest income					60,590		35,872
Interest expense:
Deposits					19,053		8,460
Short-term borrowings					8,151		6,550
Long-term debt					580		583
Preferred securities distribution					3,704		1,174
Total interest expense					31,488		16,767
Net interest income					29,102		19,105
Provision for loan and lease losses - Note 4					1,553		1,136
Net interest income after provision for
loan and lease losses					27,549		17,969
Other income:
Loan origination fees					13,703		10,088
Gain from sale of loans					32,893		16,029
Loan servicing fees					16,052		15,121
Amortization and impairment of servicing assets					7,535		6,101
Net loan administration income					8,517		9,020
Gain on sale of mortgage servicing assets					2,092		252
Trading gains (losses)					3,238		3,389
Other					1,608		11,360
Total other income					62,051		50,138
Other expense:
Salaries					41,283		25,955
Pension and other employee benefits					6,736		5,668
Office expense					3,642		3,269
Premises and equipment					7,428		6,057
Marketing and development					1,529		4,778
Other					14,207		8,209
Total other expense					74,825		53,936
Income before income taxes					14,775		14,171
Provision for income taxes					5,779		5,689
Income before cumulative effect of change in accounting principle					8,996		8,482
Cumulative effect of change in accounting principle, net of tax					175		-
Net income					$ 9,171		$ 8,482

Earnings per share of common stock available to shareholders:
Basic - Note 9					$ 0.44		$ 0.40
Diluted - Note 9					$ 0.41		$ 0.40
Dividends per share of common stock					$ 0.065		$ 0.06

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

				Accumulated
				Other
				Compre-			Additional
			Retained	hensive	Preferred	Common	Paid in	Treasury	Minority
		Total	Earnings	Income	Stock	Stock	Capital	Stock	Interest
Balance at January 1, 2001		$189,925	$ 201,729	$ (962)	$ 1,386	$29,965	$ 4,331	$(47,579)	$1,055
Net income		9,171	9,171
Unrealized gain on investment
securities net of $43 tax liability		63		63
Foreign currency adjustment net of
$187 tax credit		(281)		(281)
Deferred compensation		4		4
Total comprehensive income		8,957
Cash dividends		(1,376)	(1,376)
Tax benefit on stock option exercises		1,590					1,590
Treasury stock:
Purchase of 90,120 shares		(2,138)						(2,138)
Sales of 230,873 shares		1,391	-				(1,856)	3,247
Minority Interest		(133)							(133)
Balance March 31, 2001		$198,216	$ 209,524	$ (1,176)	$ 1,386	$29,965	$ 4,065	$(46,470)	$ 922

Balance at January 1, 2000		$159,296	$ 171,101	$ (70)	$ -	$29,965	$ 4,250	$(45,950)	$ -
Net income		8,482	8,482
Unrealized loss on investment
securities net of $27 tax credit		(42)		(42)
Total comprehensive income		8,440
Cash dividends		(1,259)	(1,259)
Treasury stock:
Purchase of 198,253 shares		(3,052)						(3,052)
Sales of 29,169 shares		444					137	307
Issuance of 96,336 shares of preferred stock		1,387			1,387
Balance March 31, 2000		$165,256	$ 178,324	$ (112)	$ 1,387	$29,965	$ 4,387	$(48,695)	$ -

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the three months ended March 31,			2001		2000
(In thousands)
Net income			$ -		$ 8,482
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization			2,550		2,098
Amortization and impairment of servicing assets			7,535		6,101
Provision for loan and lease losses			1,553		1,136
Amortization of premiums, less accretion of discounts			(1)		(29)
Increase in loans held for sale			(271,696)		(32,405)
Gain on sale of mortgage servicing assets			(2,092)		(252)
Net increase in trading assets			(22,893)		(12,649)
Other, net			18,942		(11,714)
Net cash used by operating activities			(266,102)		(39,232)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity			3,270		543
Available-for-sale			2,000		15
Purchase of investment securities:
Held-to-maturity			(143)		(1)
Net increase in interest-bearing
deposits with financial institutions			(25,383)		(2,055)
Net increase in loans, excluding sales			(101,577)		(98,875)
Sale of loans			18,278		7,253
Additions to mortgage servicing assets			(19,903)		(11,641)
Proceeds from sale of mortgage servicing assets			2,343		1,491
Other, net			(3,132)		(2,987)
Net cash used by lending and investing activities			(124,247)		(106,257)

Financing activities:
Net increase in deposits			376,674		136,385
Net increase in short-term borrowings			41,020		23,411
Repayments of long-term debt			-		(211)
Issuance of preferred stock			-		1,387
Purchase of treasury stock			(2,138)		(3,052)
Proceeds from sale of stock for employee benefit plans			2,981		444
Dividends paid			(1,376)		(1,259)
Net cash provided by financing activities			417,161		157,105
Effect of exchange rate changes on cash			(88)		-
Net increase in cash and cash equivalents			26,724		11,616
Cash and cash equivalents at beginning of period			83,493		47,215
Cash and cash equivalents at end of period			$ 110,217		$ 58,831

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest			$ (5,543)		$ 15,777
Income taxes			$ 740		$ 15

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial data as of March 31, 2001 and for the three month periods ended March 31, 2001 and March 31, 2000 is unaudited; however, in the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

Reclassifications: Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U. S. dollars at rates prevailing on the balance sheet date; income and expenses are translated at average rates of exchange for the period. Unrealized foreign currency translation gains and losses (net of related income taxes) are recorded in accumulated other comprehensive income in shareholders' equity.

Loans Held for Sale: Loans held for sale are stated at the lower of cost or market as of the balance sheet date.

Derivatives: On January 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard obligates the Corporation to record all derivatives at fair value and permits the Corporation to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged risk of the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

The Corporation enters into forward contracts to protect it from interest rate fluctuations from the date of loan commitment until the loans are sold. However, the Corporation has not designated these transactions as hedges to qualify for hedge accounting treatment, and therefore, the Corporation is required to mark the derivatives to market every accounting period.

The initial application of SFAS No. 133 resulted in a cumulative change in accounting principle net of income taxes of $175,000, did not have a significant impact on other comprehensive income, and had the following impact on the Company's assets and liabilities as of January 1, 2001 (in millions):

	Increase in fair value of derivatives classified as assets .... $ 1.3
	Increase in fair value of derivatives classified as liabilities... $ 1.0
The adoption of SFAS No. 133 resulted in the recognition of derivative-related assets, and derivative-related liabilities.

Commitments to originate loans: The Company enters into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans that are intended to be sold are considered to be derivatives and are therefore recorded at fair value with changes in fair value recorded in earnings. For purposes of determining their fair value, the Company performs a net present value analysis of the anticipated cash flows associated with the rate lock commitments. Included in the net present value analysis are anticipated cash flows associated with the retained servicing of the loans. Rate lock commitments expose the Company to interest rate risk. The Company manages this risk by acquiring forward sales contracts.

Hedges of loans held for sale: Loans held for sale expose the Company to interest rate risk. The Company manages the interest rate risk associated with loans held for sale by entering into forward sales agreements.

Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are interest-only strips. When the Corporation sells receivables in securitizations of residential mortgage loans, it retains interest-only strips, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair value, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Corporation generally estimates fair value based on the present value of expected cash flows using management's best estimates of the key assumptions that market participants would use - prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved. Adjustments to carrying values are recorded as trading gains or losses.

Recent Accounting Developments: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. The accounting requirements of the Standard are effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and must be applied prospectively.

The disclosures related to securitization transactions are required for fiscal years ending after December 15, 2000, and comparative disclosures for prior periods are not required. The Corporation does not expect the impact of the accounting requirements of the Standard to be material to its financial position or results of operations in future periods.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gain of $96 thousand and loss of $9 thousand on available-for-sale securities at March 31, 2001 and December 31, 2000, respectively, are summarized as follows:

					March 31		December 31,
(In thousands)					2001		2000

Held-to-maturity, at amortized cost
US Treasury and Government obligations					$ 18,623		$ 21,006
Obligations of states and political subdivisions					4,472		4,586
Mortgage-backed securities					1,920		2,059
Corporate obligations					133		--
Total held-to-maturity					25,148		27,651

Available-for-sale, at fair value
US Treasury and Government obligations					3,052		4,993
Mortgage-backed securities					3,139		3,093
Other					736		1,358
Total Available-for-sale					6,927		9,444

Total investments					$ 32,075		$ 37,095

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

NOTE 3 - LOANS AND LEASES

Loans and leases are summarized as follows:
					March 31,		December 31,
(In thousands)					2001		2000

Commercial, financial and agricultural					$ 742,276		$ 677,066
Real estate-construction					221,030		220,485
Real estate-mortgage					135,706		122,301
Consumer					44,640		56,785
Direct financing leases
Domestic					135,081		116,867
Canadian					73,538		72,864
Unearned income
Domestic					(24,822)		(21,570)
Canadian					(10,288)		(9,876)
					$1,317,161		$1,234,922

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

					March 31,		March 31,
(In thousands)					2001		2000

Balance at beginning of period					$ 13,129		$ 8,555

Provision for loan and lease losses					1,553		1,136
Reduction due to sale of loans					(6)		-
Foreign currency adjustment					(44)		-
Recoveries					249		77
Charge-offs					(1,259)		(354)

Balance at end of period					$ 13,622		$ 9,414

NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 2001 and December 31, 2000 are $142.6 million and $130.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

Mortgage Servicing Asset:
					March 31,		December 31,
(In thousands)					2001		2000
Beginning Balance					$ 130,522		$ 138,500
Additions					19,903		57,165
Amortization and impairment					(7,535)		(39,529)
Reduction for servicing sales					(251)		(25,614)
					$ 142,639		$ 130,522

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
					March 31,		December 31,
(In thousands)					2001		2000

Federal funds and Federal Home Loan Bank borrowings					$ 103,000		$ 173,000
Lines of credit and other					127,827		226,599
Repurchase agreements and drafts payable related to
mortgage loan closings					270,630		64,557
Commercial paper					15,065		11,346

Total					$ 516,522		$ 475,502

Repurchase agreements at March 31, 2001 and December 31, 2000, include $98.9 million and $0.1 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $171.7 million and $64.5 million at March 31, 2001 and December 31, 2000, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented to banks for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 5.7% to the lender's prime rate at March 31, 2001.

NOTE 7 -- LONG-TERM DEBT

Long-term debt at March 31, 2001 consists of a note payable of $30.0 million with an interest rate of 7.58% that will mature on July 7, 2014. The note is shown on the balance sheet net of capitalized issuance costs.

NOTE 8 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES
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

In November 2000, the Corporation issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, trusts created and controlled by the Corporation. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of Capital Trust II are not convertible into common stock of the Corporation. The convertible trust preferred securities of Capital Trust III have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet net of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are subordinated debentures of the Corporation with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and on initial maturity of 30 years.

NOTE 9 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
			Basic	Effect of	Effect of		Effect of	Diluted
			Earnings	Stock	Preferred		Convertible	Earnings
(In thousands, except share data)			Per Share	Options	shares		Shares	Per Share
Three months ended March 31, 2001
Net income before cumulative effect of change in accounting principle			$ 8,996	$ -	$ -		$ 700	$ 9,696
Shares			21,065	333	96		2,610	24,104
Per-Share amount			$ 0.43	$ 0.01	$ -		$ 0.02	$ 0.40
Cumulative effect of change in accounting principle			$ 175					$ 175
Per-Share amount			$ 0.01					$ 0.01
Net income			$ 9,171					$ 9,871
Per-Share amount			$ 0.44					$ 0.41

			Basic	Effect of	Effect of		Effect of	Diluted
			Earnings	Stock	Preferred		Convertible	Earnings
			Per Share	Options	shares		Shares	Per Share
Three months ended March 31, 2000
Net income available to common shareholders			$ 8,482	$ -	$ -		$ -	$ 8,482
Shares			21,058	189	30		-	21,277
Per-Share amount			$ 0.40	$ -	$ -		$ -	$ 0.40

NOTE 10 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

Irwin Mortgage Corporation (IMC) is a defendant in a class action lawsuit relating to IMC's payment of broker fees to mortgage brokers. On June 15, 2001, IMC's appeal on the issue of class certification was denied by a panel of the United States Court of Appeals for the 11th Circuit. On July 11, 2001, IMC filed a motion for a rehearing before the Court of Appeals on the class certification issue. Although the Corporation has not yet formed a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer, it is expected that an adverse outcome in this litigation could have a material adverse effect on the Corporation's financial condition and results of operations.

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

Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (collectively "Irwin") are defendants in a lawsuit in the U.S. District Court for the District of Rhode Island, which seeks certification as a class action and alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with the Truth in Lending Act. Because the case has only recently been filed, the Corporation has not formed a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

NOTE 11 -- INDUSTRY SEGMENT INFORMATION

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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies". Below is a summary of each segment's revenues, net income, and assets for 2001 and 2000:

	Home Equity	Mortgage	Commercial	Equipment	Venture
(In thousands)	Lending	Banking	Banking	Leasing	Capital	Other	Consolidated
For the three months ended March 31, 2001
Net interest income, net of provision	$ 15,137	$ 3,581	$ 9,566	$ 1,099	$ (140)	$(1,694)	$ 27,549
Intersegment interest	(528)	(394)	(57)	(19)	-	998	-
Other revenue	17,350	42,063	3,071	357	(2,506)	1,716	62,051
Intersegment revenues	-	-	52	-	255	(307)	-
Total net revenues	31,959	45,250	12,632	1,437	(2,391)	713	89,600
Other expense	26,162	34,540	9,646	2,130	113	2,234	74,825
Intersegment expenses	150	352	668	-	-	(1,170)	-
Income before taxes	5,647	10,358	2,318	(693)	(2,504)	(351)	14,775
Income taxes	2,259	4,200	917	-	(1,059)	(538)	5,779
Income before cumulative effect of change in
accounting principle	3,388	6,158	1,401	(693)	(1,445)	187	8,996
Cumulative effect of change in accounting principle, net of tax	-	175	-	-	-	-	175
Net income	3,388	6,333	1,401	(693)	(1,445)	187	9,171
Assets at March 31, 2001	$ 622,845	$843,814	$1,291,731	$ 177,957	$ 13,041	$(83,019)	$2,866,369

For the three months ended March 31, 2000
Net interest income, net of provision	$ 5,545	$ 7,197	$ 8,556	$ (116)	$ (270)	$(2,943)	$ 17,969
Intersegment interest	(405)	(966)	-	(7)	(1)	1,379	-
Other revenue	13,966	27,249	2,892	2	7,435	(1,406)	50,138
Intersegment revenues	-	-	40	-	100	(140)	-
Total net revenues	19,106	33,480	11,488	(121)	7,264	(3,110)	68,107
Other expense	14,588	28,858	7,765	794	89	1,842	53,936
Intersegment expenses	152	538	610	-	-	(1,300)	-
Income before taxes	4,366	4,084	3,113	(915)	7,175	(3,652)	14,171
Income taxes	1,746	1,601	1,207	-	2,878	(1,743)	5,689
Net income	$ 2,620	$ 2,483	$ 1,906	$ (915)	$ 4,297	$(1,909)	$ 8,482
Assets at December 31, 2000	$ 550,526	$523,920	$1,167,559	$ 159,773	$ 15,198	$ 5,453	$2,422,429

Part I

Item 2

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expected," "assumptions," "estimate" and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates or in the economies served by the Corporation, competition from other financial service providers, unanticipated difficulties in expanding the Corporation's businesses, such as higher than expected entry costs in new markets, availability of appropriate investment opportunities, fluctuations in the valuation of the Corporation's portfolios, legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

Overview

Net income for the first quarter ended March 31, 2001, was $9.2 million, up 8.1% from the first quarter 2000 net income of $8.5 million. Net income per share (diluted) was $0.41 for the first quarter of 2001 as compared to $0.40 for the same period in 2000; a 2.5% increase. Return on equity for the first quarter of 2001 was 19.48% compared to 21.07% in the first quarter of 2000.

Lines of Business

Irwin Financial Corporation has five principal lines of business:

  Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank and Trust Company ("Irwin Union Bank")
  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
  Commercial banking (includes Irwin Union Bank and Irwin Union Bank, F.S.B.)
  Equipment leasing (includes Irwin Business Finance, Onset Capital Corporation, and the related activities of Irwin Union Bank)
  Venture capital (includes Irwin Ventures LLC, and the related activities of Irwin Union Bank)

Listed below are the results by line of business for the quarter ended March 31, 2001, as compared to the same period in 2000 (shown in thousands):

	Three Months
	Ended March 31,
	2001	2000
Home equity lending	$3,388	$2,620
Mortgage banking	6,333	2,483
Commercial banking	1,401	1,906
Equipment leasing	(693)	(915)
Venture capital	(1,445)	4,297
Parent (includes consolidating entries)	187	(1,909)
	$9,171	$8,482

Home Equity Lending

Selected Financial Data (shown in thousands):

	Three Months
	Ended March 31,
	2001	2000
Selected Income Statement Data:
Net interest revenue-unsold loans and other	$7,449	$2,553
I/O strip interest income	7,160	2,587
Loan origination fees	2,122	2,574
Gain from sale of loans	12,551	6,383
Loan servicing fees	2,981	1,508
Amortization and impairment of servicing assets	(555)	(388)
Trading gains/(losses)	(69)	3,389
Other revenue	320	500
Total net revenues	31,959	19,106

Salaries and employee benefits	(16,613)	(6,761)
Other operating expenses	(9,699)	(7,979)

Income before tax	5,647	4,366
Income tax	(2,259)	(1,746)
Net Income	$3,388	$2,620
	March 31,	December 31,
Other Selected Financial Data:	2001	2000

Home equity loans and loans held for sale	$323,144	$334,218
Interest-only strips	172,740	152,614
Total managed portfolio	1,708,885	1,625,719
Total managed portfolio including subserviced portfolio	1,893,181	1,825,527

Irwin Home Equity, in combination with the related activities of Irwin Union Bank (together, the home equity line of business), originates and services home equity and first mortgage loans nationwide through direct mail and telemarketing, broker and correspondent channels, acquisition channels and Internet-based solicitations.

Net income for the home equity lending business was $3.4 million during the first quarter of 2001. These results are compared to 2000 first quarter net income of $2.6 million.

Net interest revenue-unsold loans and other was $4.9 million higher in first quarter 2001 compared to first quarter 2000, representing a 191.8% increase. I/O strip interest income increased 176.8% to $7.2 million for the first quarter 2001 compared to 2000. These increases are a result of increased loan production and sales during 2001 compared to 2000.

During the first quarter of 2001, home equity loan and line of credit originations totaled $180.7 million, compared with $97.2 million in originations in first quarter 2000. Loan acquisitions totaled $0.1 million during the first quarter 2001 compared to $99.3 million in home equity loans which were acquired from other prime credit, high loan-to-value lenders in 2000.

Gains from the securitization of loans totaled $12.6 million in the first quarter of 2001, up 96.6% from the first quarter 2000. The company sold $183.3 million of product in the first quarter of 2001, versus $131.6 million during first quarter 2000. The gain from securitizations as a percentage of loans sold was 6.85% in the first quarter of 2001 versus 4.85% in the same period a year earlier, principally reflecting an improvement in the overall economics of the transaction. These improvements include a higher mix of loans originated with prepayment protection, a higher risk-adjusted interest rate on the underlying collateral, a lower relative acquisition cost structure due to continued expansion of new distribution channels, an ability to sell a portion of the residual interest at inception of the transaction, and otherwise improved excess spread. Furthermore, the results include a slight change in estimate resulting from the introduction of loss frequency curves which replaced previously utilized static loss assumptions. The introduction of loss frequency curves, which may result in a corresponding lower unrealized gain/loss over time, was made to conform valuations with the observed behavior of the loans.

Servicing Portfolio (in thousands):

	March 31, 2001	December 31, 2000

Managed portfolio	$1,708,885	$1,625,719
Delinquency ratio	4.32%	4.35%

Managed portfolio including subserviced portfolio	1,893,181	1,825,527
Delinquency ratio	4.35%	4.31%

The home equity lending business services the loans it has securitized and collects an annual fee of up to 1% of the outstanding principal balance of the securitized loans. The managed portfolio included in the schedule above includes all loans being serviced by the home equity lending business for which the company retains risk of ownership. Also included in the table above is the portfolio of loans serviced by the company including loans for which the underlying residual interest has been sold to an independent third party. Net servicing fee income totaled $2.4 million in the first quarter of 2001, up 116.6% from the same period in 2000. The increase is primarily due to growth in the servicing portfolio.

The securitization of loans into the secondary market results in the creation of a residual asset which we refer to as an interest-only strip. This interest-only strip is equal to the discounted future cash flows of the interest paid by borrowers less servicing fees, expected losses, third party fees and interest paid to investors. Interest-only strips are carried on the balance sheet as a trading asset and recorded at their estimated fair values determined using assumptions about the duration and performance of the securitized loans. At March 31, 2001, the weighted average assumptions used in the valuation of the interest-only strips were as follows:
Product type	Unpaid Principal balance	Weighted avg. carrying speed (CPR)	Remaining weighted avg. life (years)	Weighted avg. annual loss rate
HELs (home equity loans)	$272,481	21.96%	3.22	0.80%
HELOCs (home equity lines of credit)	149,392	26.56%	2.93	0.90%
125 HELs	498,623	16.20%	4.03	2.09%
125 LTV HELOCs	77,274	16.02%	4.61	2.38%
First mortgages	46,762	10.80%	8.44	0.25%
Other HELs and HELOCs	66,369	24.37%	2.63	6.23%
Purchased I/O strips	273,127	28.00%	2.27	2.87%

Included in income during the first quarter of 2001 was an unrealized trading loss of $69 thousand recorded to adjust the carrying value of interest-only strips to their fair values. This loss compares with a $3.4 million gain recorded in the first quarter of 2000. The decline in 2001 is primarily due to the declining interest rate environment and the refinement in loss estimates noted above.

Operating expenses were $29.0 million in the first quarter of 2001, up 96.8% from 2000, reflecting the growth in the company's managed portfolio and growth in production. Salaries and employee benefits increased $9.9 million compared to first quarter 2000 related to the growth of the line of business. Also, included in this increase is $5.4 million in compensation to certain minority owners at the home equity lending line of business. Marketing and development costs at the home equity line of business declined $3.2 million in the first quarter of 2001 compared to first quarter 2000 related primarily to decreased direct mailing costs as a result of product channel diversification.

Mortgage Banking

Selected Financial Data (shown in thousands):
	Three Months
	Ended March 31,
	2001	2000
Selected Income Statement Data:

Loan origination fees	$11,443	$7,427
Gain from sales of loans	18,113	10,832
Loan servicing fees	12,570	13,379
Amortization and impairment of servicing assets, net of hedging gains	(3,502)	(5,612)
Net interest income	3,210	6,274
Provision for loan losses	(23)	(43)
Gain on sale of servicing	2,092	252
Other income	1,347	971
Total net revenues	45,250	33,480

Salaries and employee benefits	(22,381)	(17,872)
Other operating expenses	(12,511)	(11,523)

Income before tax	10,358	4,085
Income tax	(4,200)	(1,602)
Income before cumulative effect of change in accounting principle	6,158	2,483
Cumulative effect of change in accounting principle	175	0
Net income	$6,333	$2,483
Mortgage loan originations	$1,891,203	$862,316
	March 31,	December 31,
	2001	2000

Servicing portfolio	$9,329,451	$9,196,513
Mortgage loans held for sale	529,915	249,580
Mortgage servicing asset	133,023	121,555

Irwin Mortgage Corporation, in combination with the related activities of Irwin Union Bank, (together, the mortgage banking line of business) originates, purchases, sells, and services conventional and government agency backed (i.e., FHA and VA) residential mortgage loans throughout the United States.

Net income from mortgage banking for the first quarter was $6.3 million, up 155.1% from the same period in 2000. This increase relates to increased production as a result of a declining interest rate environment. Mortgage loan interest rates were, on average, 140 basis points lower in the first quarter of 2001 compared to the same quarter in 2000.

As a result of the declining interest rate environment, mortgage loan originations of $1.9 billion were 119.3% ahead of the first quarter of 2000. Refinanced loans accounted for 56.2% of first quarter production, compared with 13.9% in the same period a year ago. Higher production volume caused mortgage loan origination income to increase 54.1% in the first quarter to $11.4 million. Because certain fees are not collected for loan refinancings, loan origination fees did not increase at the same rate as loan production during the first quarter of 2001.

As a result of higher loan production in the first quarter of 2001, gains on the sales of loans increased 67.2% to $18.1 million.

Net interest income during the first quarter of 2001 declined 48.8% compared to the same period in 2000 to $3.2 million. Included in first quarter 2000 interest income was $3.0 million related to interest earned pursuant to a refund of federal income taxes due the company relating to a prior period tax return. Excluding the impact of the tax refund in 2000, net interest income for the first quarter of 2001 was comparable to the same period in 2000.

Mortgage loan servicing fees totaled $12.6 million for the first quarter of 2001, a decrease of $0.8 million or 6.0%. The servicing portfolio totaled $9.3 billion at March 31, 2001, an increase of 1.4% from December 31, 2000 and a decrease of 11.3% compared to March 31, 2000.

Mortgage servicing assets totaled $133.0 million at March 31, 2001, up 9.4% from December 31, 2000. The mortgage banking line of business has followed a strategy to manage the interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance as interest rates decline. During the first quarter of 2001, the line of business sold servicing rights to help manage its investment in the portfolio and to monetize existing gains in its servicing portfolio. The business recognized revenues of $2.1 million in the first quarter of 2001 from these sales, up from $0.3 million in the first quarter of 2000.

The amortization and impairment of servicing assets, net of hedging gains, of $3.5 million in the first quarter of 2001 represents a decline of 37.6% compared to the same period in 2000. Included in the 2001 amount was a $3.3 million trading gain on hedging activities related to the mortgage servicing assets. There were no trading gains or losses recorded in the first quarter of 2000. During the first quarter of 2001, the company restratified its mortgage servicing asset for impairment purposes, as a result of changing predominate risk characteristics of the portfolio. This restratification was driven by a change in portfolio mix and greater weighting towards government servicing.

Salaries and employee benefits increased 25.2% to $22.4 million for the first quarter of 2001 reflecting the company's increased production during the period. Other operating expenses also increased 8.6% in the first quarter 2001 as a result of higher production.

The corporation adopted SFAS 133 on January 1, 2001. Adoption of this pronouncement resulted in a transition adjustment at the mortgage banking line of business of $0.2 million, which was recorded as a cumulative effect of a change in accounting principle.

Commercial Banking

Selected Financial Data (shown in thousands):
	Three Months
	Ended March 31,

Selected Income Statement Data:	2001	2000

Net interest income	$10,309	$9,000
Provision for loan losses	(800)	(444)
Other income	3,067	2,932
Salaries and employee benefits	(5,966)	(5,093)
Other operating expenses	(4,292)	(3,282)
Income before tax	2,318	3,113
Income tax	(917)	(1,207)
Net income	$1,401	$1,906

	March 31,	December 31,
Selected Balance Sheet Data:	2001	2000

Securities and short-term investments	$75,302	$27,286
Loans and leases	1,136,991	1,067,980
Allowance for loan losses	(9,628)	(9,228)
Deposits	1,159,124	998,892

Commercial banking activities are conducted by Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (together, the "commercial bank"). In recent years, the commercial bank has implemented a growth plan that calls for expansion into new markets outside of its traditional markets in south-central Indiana using de novo offices staffed by senior commercial loan officers who have experience with other commercial banks. As a result, the commercial bank currently operates in nine counties in Indiana as well as Kalamazoo, Grandville (Grand Rapids), Lansing and Traverse City, Michigan; Brentwood (St. Louis), Missouri; Las Vegas and Carson City, Nevada; Phoenix, Arizona; and Salt Lake City, Utah.

Net income for the commercial bank decreased in the first quarter to $1.4 million from $1.9 million a year earlier. Net interest income improved 14.5% to $10.3 million in the first quarter of 2001. This decrease in net income and the increase in net interest income relate primarily to the commercial bank's continued growth in new markets. The provision for loan losses increased 80.2% to $0.8 million in the first quarter compared with a provision of $0.4 million a year earlier. This increase is also a result of the company's growth.

Following is an analysis of net interest income and net interest margin computed on a tax-equivalent basis:

For the Three Months Ended March 31,	2001			2000
(In thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning assets	$1,137,469	$24,833	8.85%	$783,338	$17,145	8.80%
Interest-bearing liabilities	1,034,484	14,467	5.67%	698,530	8,090	4.66%
Net interest income	*	$10,366	*	*	$9,055	*
Net interest margin	*	*	3.70%	*	*	4.65%

Interest margins during 2001 have declined as shown above compared to 2000. Net interest margin was 3.70% for the first quarter 2001 compared to 4.65% in the same period a year earlier. The reduction in net interest margin is due to a combination of three factors. First, the expansion activities at the commercial bank have resulted in an increased use of wholesale deposit sources required to fund the growth in the loan portfolio. Secondly, in mid-2000 the parent company began allocating interest-bearing capital to the commercial bank. Last, the commercial bank was negatively impacted by repricing of approximately 40% of its commercial loan portfolio which is tied to the Prime rate in advance of corresponding declines in its funding base which is more closely tied to LIBOR and similar market-driven rate indices.

Other income in the first quarter was up 4.6% to $3.1 million from $2.9 million in the first quarter of 2000. Total operating expenses, including salaries and benefits, increased 22.5% from the first quarter of 2000 to $10.3 million. The continued expansion of operations in new markets led to increased non-interest expense in 2001.

Equipment Leasing

During 1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance. The company began lease originations in early 2000. On July 14, 2000, the Corporation completed its acquisition of a 78% ownership position in Onset Capital Corporation, a Canadian small-ticket equipment leasing company. Irwin Business Finance and Onset Capital Corporation, together with the related activities of Irwin Union Bank, form the leasing line of business.

During the first quarter of 2001, the leasing line of business incurred a pre-tax loss of $0.7 million, compared to a pre-tax loss of $0.9 million in the first quarter of 2000. These losses reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenue. Total loan and lease receivables originated during the first quarter of 2001 were $33.9 million, which more than doubled first quarter 2000 production of $16.0 million. The total loan and lease portfolio totaled $170.7 million at March 31, 2001.

Lease Portfolio (in thousands):
	March 31, 2001	December 31, 2000
Domestic Leases	$107,405	$91,946
Weighted average yield	10.92%	10.84%
Delinquency ratio	1.36%	.66%
Canadian Leases	63,249	62,988
Weighted average yield	12.46%	12.52%
Delinquency ratio	2.01%	1.61%

Venture Capital

Irwin Ventures LLC, is a venture capital company which makes minority investments in early-stage financial services-related businesses. During the first quarter of 2001 the venture capital line of business recorded a net loss of $1.4 million which resulted principally from a valuation adjustment to one of its portfolio investments. This compares with net income of $4.3 million in the first quarter of 2000 which was primarily the result of an upward valuation adjustment to the same portfolio company. Venture capital investments held by Irwin Ventures are carried at fair value with changes in fair value recognized in other income.

At March 31, 2001, the business had investments in the following companies:

Company	Public/Private	Investment At Cost	Carrying Value

LiveCapital.com	Private	$1.94 million	$6.19 million
Bremer Associates	Private	$1.98 million	$1.98 million
DocuTouch	Private	$1.67 million	$1.42 million
Zoologic	Private	$0.67 million	$0.67 million
PayCycle	Private	$0.95 million	$0.95 million
Total		$7.21 million	$11.21 million

Parent Company (including consolidating entries)

For the quarter ended March 31, 2001, the parent company recorded net income of $0.2 million compared with a net loss of $1.9 million a year earlier. The parent company recorded $0.3 million of income tax benefit related to Irwin Business Finance for the quarter ended March 31, 2001 and March 31, 2000. The parent company will continue to record tax benefits resulting from the operating losses of Irwin Business Finance until such time as Irwin Business Finance becomes profitable and utilizes all of its operating loss carryforwards.

Parent company operating results improved in 2001 versus 2000 as a result of allocations made by the parent company to its subsidiaries of $2.3 million in interest expense related to interest-bearing capital obligations of the parent company. During the first quarter of 2000, these expenses were not allocated by the parent to the subsidiaries.

Consolidated Income Statement Analysis

Net interest income for the first quarter of 2001 totaled $29.1 million, up $10.0 million or 52.3% from the first quarter of 2000. The increase was due primarily to increased loans and interest-only strips outstanding at the home equity line of business which accounted for $9.3 million of the $10.0 million increase.

The loan and lease loss provision was $1.6 million for the first quarter of 2001, as compared with $1.1 million for the same period in 2000. The provision related related primarily to the commercial bank and the equipment leasing lines of business. See the section on credit risk for additional information on the loan loss provision.

Noninterest income was up 23.8% to $62.1 million in the first quarter of 2001. The first quarter increase was primarily a result of increased revenues at the mortgage line of business as a result of the lower interest rate environment which increased loan production activity. Included in the "other" component of noninterest income was the fair value adjustments made at the venture capital line of business in both the first quarter of 2000 and 2001.

Other expenses increased 38.7% in the first quarter of 2001 to $74.8 million. This increase relates to increased production and implementation of growth strategies at each of the Corporation's lending and leasing lines of business.

The effective income tax rate for the Corporation was 39.1% during the first quarter of 2001. This is compared with 40.1% in the first quarter of 2000.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at March 31, 2001, were $2.9 billion, up from December 31, 2000 total assets of $2.4 billion. The increase in total assets was due to growth in loans held for sale at the mortgage bank of $0.3 billion and growth in loans at the commercial bank of $0.1 billion. The increase in assets was accompanied by an increase in deposits at the commercial bank of $0.3 billion. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $289.7 million at March 31, 2001, up from $145.3 million at December 31, 2000.

Shareholders' equity grew to $198.2 million as of March 31, 2001, an increase of 4.4% over year-end 2000 shareholders' equity of $189.9 million. Shareholders' equity as of March 31, 2001 represented $9.30 per common share, an increase of 3.7% compared to December 31, 2000. The Corporation's equity to assets ratio ended the quarter at 6.92% compared to 7.84% at the end of 2000.

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

An allowance for loan losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are generally evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate which is based on management's judgement combined with a quantitative process of evaluation and analysis. For interest-only strips, a loss estimate is embedded in the discounted residual value of the asset, and therefore there is no amount included in the allowance.

Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. As of March 31, 2001, the allowance for loan and lease losses as a percentage of total loans and leases was 1.03% compared to 1.06% at December 31, 2000.

Net charge-offs in the first quarter of 2001 were $1.0 million, compared to $0.3 million in the first quarter of 2000. Higher net charge-offs in 2001 relate to the loan growth at the commercial bank and charge-offs at Onset Capital Corporation. Onset was acquired by Irwin in July 2000 and had an existing portfolio of leases.

Total nonperforming loans and leases at March 31, 2001 were $7.3 million, relatively unchanged from year-end. Nonperforming loans and leases as a percent of total loans and leases were 0.56% at March 31, 2001, compared to 0.58% at the end of 2000. Other real estate owned totaled $4.3 million at March 31, 2001, up from $2.8 million at December 31, 2000, an increase primarily attributable to the home equity lending line of business. Total nonperforming assets were $11.6  million, or 0.41% of total assets at March 31, 2001, as compared to $10.1 million, or 0.42%, at year-end 2000.

Nonperforming Assets (In thousands)	March 31, 2001	December 31, 2000
Accruing loans past due 90 days or more:
Commercial	$623	$324
Consumer	278	510
Leasing - domestic	-	627
Subtotal	901	1,461
Nonaccrual loans:
Real estate mortgage	2,398	1,922
Commercial	1,005	752
Leasing - domestic	1,105	960
Leasing - Canadian	1,165	1,209
Consumer	746	918
Subtotal	6,419	5,761
Total nonperforming loans and leases	7,320	7,222
Other real estate owned	4,321	2,833
Total nonperforming assets	$11,641	$10,055
Nonperforming assets to total assets	0.41%	0.42%

Capital Adequacy

The Corporation, Irwin Union Bank, and Irwin Union Bank, F.S.B. are subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require these bank subsidiaries and the Corporation to maintain minimum ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). Irwin Union Bank, F.S.B. is also required to maintain minimum ratios of core capital (as defined) to adjusted tangible assets and tangible capital (as defined) to tangible assets. The Corporation, Irwin Union Bank, and Irwin Union Bank, F.S.B, were all well capitalized at March 31, 2001. The Corporation's equity and risk-based capital ratios are as follows:
	Ratio
	Required to
	be considered
	Well-	March 31,	December 31,
	Capitalized	2001	2000

Equity to Assets	n/a	6.92%	7.84%
Risk-Based Capital	10.0%	12.59%	13.59%
Tier I Capital	6.0%	8.40%	8.87%
Tier I Leverage	5.0%	9.78%	12.41%

Derivative Financial Instruments

The Corporation utilizes certain derivative instruments which do not qualify for hedge accounting treatment under SFAS No. 133.

The Corporation economically hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.1 million and a notional amount of $21.1 million at March 31, 2001. Interest rate caps are classified as trading securities on the balance sheet and carried at their fair values. Adjustments to fair values are recorded as trading gains or losses on the income statement. In the first quarter of 2001, the Corporation recorded a $0.1 million loss related to these derivative products. This compares to a gain of $3.4 million in the first quarter of 2000.

The Corporation also engaged in economically hedging its mortgage servicing rights through the use of Eurodollar and U.S. Treasury futures contracts. For the first quarter, the Corporation experienced $0.1 million of realized gains and $3.2 million of unrealized gains on these economic hedges. The notional value of U.S. Treasury futures contracts outstanding at March 31, 2001 was $4.9 billion. The Corporation did not hold any US Treasury futures at March 31, 2001. The futures contracts were marked-to-market as trading securities with changes in value recorded in the income statement.

Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with a funding source. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $28.0 million and $29.1 million as of March 31, 2001. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and has a final maturity date of May 25, 2004. Onset can reduce the notional value of the swaps by up to 10% if prepayments on the loans are greater than originally anticipated.

The Corporation has foreign currency contracts to protect the value of intercompany loans made to Onset Capital against changes in the exchange rate. The Corporation had a notional amount of $14.7 million in forward contracts outstanding as of March 31, 2001. Gains and losses associated with these contracts are included in other expense on the income statement.

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

Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2001, the ratio of loans and loans held for sale to total deposits was 119.2%. The Corporation is comfortable with this relatively high level due to its position in mortgage loans held for sale. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since the Corporation securitizes and sells nearly all these mortgage loans within a 90-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio is 72.4% at March 31, 2001.

Part I

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Because assets are not perfectly match funded with like-term liabilities, the Corporation's earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair value of net interest sensitive assets to changes in interest rates.

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

The commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of off balance sheet hedging.

The mortgage banking business incurs interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. Closed loans are held only temporarily until a pool is formed and sold. To mitigate the risk that interest rates will rise between loan origination and securitization, the mortgage bank buys commitments to deliver loans at a fixed price.

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

The following tables reflect management's estimate of the present value of interest sensitive assets, liabilities, and off balance sheet items at March 31, 2001. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

The first table is an economic analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. The second table is an accounting analysis showing the same net present value impact, adjusted for expected accounting treatment. Neither analysis takes into account the book values of the non-interest sensitive assets and liabilities (such as cash, accounts receivable, and fixed assets), the values of which are not directly affected by interest rates.

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply to March 31, 2001 book of business only. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

Economic Value Change Method
Present Value
At March 31, 2001
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets (1)	$1,595,971	$1,557,857	$1,520,664	$1,484,835	$1,450,440
Loans Held for Sale	718,136	713,212	707,726	701,981	696,018
Mortgage Servicing Rights	54,279	83,056	136,883	179,658	200,820
Interest-Only Strips	160,301	166,781	174,545	182,972	191,599
Total Interest Sensitive Assets	2,528,687	2,520,906	2,539,818	2,549,446	2,538,877

Interest Sensitive Liabilities
Deposits	(1,120,943)	(1,116,157)	(1,111,455)	(1,106,832)	(1,102,289)
Short Term Borrowings	(805,850)	(803,067)	(800,255)	(797,620)	(794,961)
Long Term Debt	(215,435)	(206,751)	(197,340)	(186,482)	(174,898)
Total Interest Sensitive Liabilities	(2,142,228)	(2,125,975)	(2,109,050)	(2,090,934)	(2,072,148)

Net Market Value as of March 31, 2001 (1)	$386,459	$394,931	$430,768	$458,512	$466,729

Potential Change	($44,309)	($35,837)	$-	$27,744	$35,961

Net Market Value as of December 31, 2000	$303,443	$312,277	$338,895	$353,270	$348,506

Potential Change	($35,452)	($26,618)	$-	$14,375	$9,611
  Approximately $51.0 million of the increase in Net Market Value of interest sensitive items relative to December 31, 2000, is due to the re-categorizing of certain deposit assets from non interest sensitive assets to interest sensitive assets.

GAAP-Based Value Change Method
Present Value
At March 31, 2001
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets (1)	$26,242	$14,493	$2,808	$(8,765)	$(20,168)
Loans Held for Sale	707,726	707,726	707,726	701,981	696,018
Mortgage Servicing Rights	56,719	85,404	128,673	129,278	131,107
Interest-Only Strips	160,302	166,781	174,545	182,972	191,599
Total Interest Sensitive Assets	950,989	974,404	1,013,752	1,005,466	998,556

Interest Sensitive Liabilities
Deposits (1)
Short Term Borrowings (1)
Long Term Debt (1)
Total Interest Sensitive Liabilities (1)

Net Market Value as of March 31, 2001	$950,989	$974,404	$1,013,752	$1,005,466	$998,556

Potential Change	($62,763)	($39,348)	$-	($8,286)	($15,196)

Net Market Value as of December 31, 2000	$818,322	$837,172	$856,432	$859,801	$849,783

Potential Change	($38,110)	($19,260)	$-	$3,369	($6,649)

(1) Value does not change in GAAP presentation.

Part II

OTHER INFORMATION

Item 1. Legal Proceedings

On May 9, 2001, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (collectively "Irwin") received notice that they were named as defendants in Thompson v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation , a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. Because the case has only recently been filed, the Corporation has not formed a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

On June 15, 2001, a panel of the United States Court of Appeals for the 11th Circuit denied the appeal of Irwin Mortgage Corporation ("IMC") (formerly Inland Mortgage Corporation), and upheld the trial court's certification of a limited class of borrowers in Culpepper, et. al v. Inland Mortgage Corporation. This lawsuit was filed against IMC in April, 1996, in the United States District Court for the Northern District of Alabama. The suit alleges that IMC violated the Real Estate Settlement Procedures Act (RESPA) in connection with certain payments IMC made to mortgage brokers. The decision allowing the class certification to stand does not conclude the lawsuit or otherwise establish liability. On July 11, 2001, IMC filed a motion seeking a rehearing before the 11th Circuit Court of Appeals and will continue to vigorously defend this lawsuit. Although the Corporation is unable at this stage of the litigation to determine a reasonable estimate of potential losses, it is expected that an adverse outcome in this litigation could have a material adverse effect on the Corporation's financial condition and results of operations.

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters

On January 2, 2001 the Corporation issued 2,898 shares of common stock pursuant to elections made by nine outside directors of the Corporation to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees.

All of these shares were issued in reliance on the private placement exemption from registration provided in section 4(2) of the Securities Act.

Item 6

(a) Exhibits to Form 10-Q
Number Assigned In Regulation S-K
Item 601	Description

(2)	No Exhibit

(3)	Code of By-Laws of Irwin Financial Corporation as amended to date

(4)	No Exhibit

(10)(a)	Limited Liability Company Agreement of Irwin Ventures LLC
(10)(b)	Irwin Home Equity Corporation Shareholder Agreement

(11)	Computation of earnings per share is included in the footnotes to the financial statements

(15)	No Exhibit

(18)	No Exhibit

(19)	No Exhibit

(22)	No Exhibit

(23)	No Exhibit

(24)	No Exhibit

(99)	No Exhibit

(b) Reports on Form 8-K

8-K	January 2, 2001	Attaching press release announcing Robert H. Griffith as President of IMC
8-K	January 23, 2001	Attaching press release announcing quarterly and annual earnings
8-K/A	January 24, 2001	Amendment to 1/23/01 8-K to correct misstatement
8-K	March 1, 2001	Attaching press release announcing action on dividend, directors' terms and rights plan
8-K	March 2, 2001	Filed by Vedder Price with summary of Rights Plan and attaching Rights Agreement between IFC and IUBT

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

By: /s/Gregory F. Ehlinger

___________________________

Gregory F. Ehlinger

Chief Financial Officer

By: /s/Jody A. Littrell

___________________________

Jody A. Littrell

Corporate Controller

(Chief Accounting Officer)