Form 10-Q/A
period 2001-03-31
IRWIN FINANCIAL CORPORATION
filed 2001-07-16
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
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

EXPLANATORY STATEMENT: This Form 10-Q/A is being filed to include an exhibit that was omitted from the initial Form 10-Q filing.

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

(a) Exhibits to Form 10-Q/A
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