Form 10-Q
period 2001-06-30
IRWIN FINANCIAL CORPORATION
filed 2001-08-13
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _____________

Commission File Number: 0-6835

IRWIN FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)
INDIANA	35-1286807
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)

500 Washington Street, Columbus, IN 47201

(Address or principal executive offices)

(Zip Code)

(812) 376-1909

(Registrant's telephone number, including area code)

________________________________________________________________

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

Yes __X__ No _____

As of August 9, 2001 there were outstanding 21,252,233 common shares, no par value, of the Registrant.

Part I

Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	June 30,	December 31,
Assets:	2001	2000
Cash and cash equivalents	$ 128,853	$ 83,493
Interest-bearing deposits with financial institutions	84,446	36,400
Trading assets	191,947	154,921
Investment securities (Market value: $32,855 in 2001 and $37,163 in 2000) - Note 2	32,648	37,095
Loans held for sale	1,016,792	579,788
Loans and leases, net of unearned income - Note 3	1,486,386	1,234,922
Less: Allowance for loan and lease losses - Note 4	(15,218)	(13,129)
	1,471,168	1,221,793
Servicing assets - Note 5	181,329	130,522
Accounts receivable	46,681	69,224
Accrued interest receivable	16,003	12,979
Premises and equipment	31,977	29,409
Other assets	59,813	66,805
Total assets	$ 3,261,657	$ 2,422,429
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$ 398,186	$ 263,159
Interest-bearing	747,183	517,127
Certificates of deposit over $100,000	783,517	663,044
	1,928,886	1,443,330
Short-term borrowings- Note 6	776,926	475,502
Long-term debt- Note 7	29,631	29,608
Other liabilities	168,756	136,897
Company-obligated mandatorily redeemable
preferred securities of subsidiary trust- Note 8	147,193	147,167
Total liabilities	3,051,392	2,232,504

Commitments and contingencies - Note 9

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; issued 96,336 shares as of June 30, 2001 and
December 31, 2000	1,386	1,386
Common stock; no par value - authorized 40,000,000 shares;
issued 23,402,080 shares as of June 30, 2001 and December 31, 2000;
including 2,210,486 and 2,376,119 shares in treasury as of June 30,
2001 and December 31, 2000, respectively	29,965	29,965
Additional paid-in capital	4,206	4,331
Minority interest	813	1,055
Accumulated other comprehensive income net of deferred income tax
asset of ($290) and ($305) in 2001 and 2000, respectively	(890)	(962)
Retained earnings	220,955	201,729
	256,435	237,504
Less treasury stock, at cost	(46,170)	(47,579)
Total shareholders' equity	210,265	189,925
Total liabilities and shareholders' equity	$ 3,261,657	$ 2,422,429

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Three Months Ended
	June 30,
(In thousands, except for per share)	2001	2000
Interest income:
Loans and leases	$ 31,263	$ 19,614
Investment securities:
Taxable	1,362	999
Tax-exempt	65	64
Loans held for sale	24,748	19,509
Trading account	7,592	2,682
Federal funds sold	56	46
Total interest income	65,086	42,914
Interest expense:
Deposits	18,851	11,550
Short-term borrowings	8,100	8,949
Long-term debt	580	580
Preferred securities distribution	3,704	1,174
Total interest expense	31,235	22,253
Net interest income	33,851	20,661
Provision for loan and lease losses	2,804	1,119
Net interest income after provision for
loan and lease losses	31,047	19,542
Other income:
Loan origination fees	16,536	9,329
Gain from sales of loans	46,143	21,441
Loan servicing fees	15,574	14,802
Amortization and impairment of servicing assets	8,870	6,708
Net loan administration income	6,704	8,094
Gain on sale of mortgage servicing assets	3,689	5,471
Trading gains (losses)	(6,539)	4,902
Other	1,883	3,351
Total other income	68,416	52,588
Other expense:
Salaries	43,123	29,527
Pension and other employee benefits	7,386	5,256
Office expense	4,035	3,244
Premises and equipment	7,430	7,048
Marketing and development	1,445	3,934
Other	14,973	9,026
Total other expense	78,392	58,035
Income before income taxes	21,071	14,095
Provision for income taxes	8,474	5,590
Income before minority interest	12,597	8,505
Minority interest	(211)
Net income	$ 12,808	$ 8,505

Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 0.61	$ 0.41
Diluted - Note 10	$ 0.56	$ 0.40
Dividends per share of common stock	$ 0.065	$ 0.06

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)	Six Months Ended
	June 30,

(In thousands, except for per share)	2001	2000
Interest income:
Loans and leases	$ 60,514	$ 40,088
Investment securities:
Taxable	2,604	1,928
Tax-exempt	128	127
Loans held for sale	47,603	31,648
Trading account	14,738	5,166
Federal funds sold	89	93
Total interest income	125,676	79,050
Interest expense:
Deposits	37,904	20,010
Short-term borrowings	16,251	15,499
Long-term debt	1,160	1,163
Preferred securities distribution	7,408	2,348
Total interest expense	62,723	39,020
Net interest income	62,953	40,030
Provision for loan and lease losses - Note 4	4,356	2,254
Net interest income after provision for
loan and lease losses	58,597	37,776
Other income:
Loan origination fees	28,214	16,875
Gain from sales of loans	81,061	40,011
Loan servicing fees	31,627	29,923
Amortization and impairment of servicing assets	16,405	12,809
Net loan administration income	15,222	17,114
Gain on sale of mortgage servicing assets	5,781	5,722
Trading gains (losses)	(3,300)	8,291
Other	3,248	14,448
	130,226	102,461
Other expense:
Salaries	84,406	55,482
Pension and other employee benefits	14,121	10,923
Office expense	7,678	6,513
Premises and equipment	14,858	13,105
Marketing and development	2,975	8,713
Other	28,938	17,235
	152,976	111,971
Income before income taxes	35,847	28,266
Provision for income taxes	14,254	11,279
Income before minority interest	21,593	16,987
Minority interest	(211)
Income before cumulative effect of change in accounting principle	21,804	16,987
Cumulative effect of change in accounting principle, net of tax	175	-
Net income	$ 21,979	$ 16,987

Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 1.04	$ 0.81
Diluted - Note 10	$ 0.97	$ 0.80
Dividends per share of common stock	$ 0.13	$ 0.12

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000

			Accumulated
			Other
			Compre-			Additional
		Retained	hensive	Preferred	Common	Paid in	Treasury	Minority
	Total	Earnings	Income	Stock	Stock	Capital	Stock	Interest
Balance at April 1, 2001	$ 198,216	$ 209,524	$ (1,176)	$ 1,386	$ 29,965	$ 4,065	$ (46,470)	$ 922
Net income	12,808	12,808
Unrealized gain on investment
securities net of $17 tax liability	26		26
Foreign currency adjustment net of
$144 tax credit	216		216
Deferred compensation	44		44
Total comprehensive income	13,094
Cash dividends	(1,377)	(1,377)
Tax benefit on stock option exercises	39					39
Treasury stock:
Purchase of 3,640 shares	(81)						(81)
Sales of 28,520 shares	483	-				102	381
Minority Interest	(109)							(109)
Balance June 30, 2001	$ 210,265	$ 220,955	$ (890)	$ 1,386	$ 29,965	$ 4,206	$ (46,170)	$ 813

Balance at April 1, 2000	$ 165,256	$ 178,324	$ (112)	$ 1,386	$ 29,965	$ 4,387	$ (48,694)	$ -
Net income	8,505	8,505
Unrealized loss on investment
securities net of $5 tax liability	7		7
Total comprehensive income	8,512
Cash dividends	(1,259)	(1,259)
Treasury stock:
Purchase of 20,661 shares	(333)						(333)
Sales of 56,554 shares	641					(53)	694
Issuance of 96,336 shares of preferred stock	-
Balance June 30, 2000	$ 172,817	$ 185,570	$ (105)	$ 1,386	$ 29,965	$ 4,334	$ (48,333)	$ -

FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(Unaudited)
			Accumulated
			Other
			Compre-			Additional
		Retained	hensive	Preferred	Common	Paid in	Treasury	Minority
	Total	Earnings	Income	Stock	Stock	Capital	Stock	Interest
Balance at January 1, 2001	$ 189,925	$ 201,729	$ (962)	$ 1,386	$ 29,965	$ 4,331	$ (47,579)	$ 1,055
Net income	21,979	21,979
Unrealized gain on investment
securities net of $59 tax liability	89		89
Foreign currency adjustment net of
$43 tax credit	(65)		(65)
Deferred compensation	48		48
Total comprehensive income	22,051
Cash dividends	(2,753)	(2,753)
Tax benefit on stock option exercises	1,631					1,631
Treasury stock:
Purchase of 93,760 shares	(2,220)						(2,220)
Sales of 259,393 shares	1,873	-				(1,756)	3,629
Minority Interest	(242)							(242)
Balance June 30, 2001	$ 210,265	$ 220,955	$ (890)	$ 1,386	$ 29,965	$ 4,206	$ (46,170)	$ 813

Balance at January 1, 2000	$ 159,296	$ 171,101	$ (70)	$ -	$ 29,965	$ 4,250	$ (45,950)	$ -
Net income	16,987	16,987
Unrealized loss on investment
securities net of $23 tax credit	(35)		(35)
Total comprehensive income	16,952
Cash dividends	(2,518)	(2,518)
Treasury stock:
Purchase of 218,914 shares	(3,384)						(3,384)
Sales of 85,723 shares	1,085					84	1,001
Issuance of 96,336 shares of preferred stock	1,386			1,386
Balance June 30, 2000	$ 172,817	$ 185,570	$ (105)	$ 1,386	$ 29,965	$ 4,334	$ (48,333)	$ -

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the six months ended June 30,	2001	2000
(In thousands)
Net income	$ 21,979	$ 16,987
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	4,922	4,031
Amortization and impairment of servicing assets	16,405	12,809
Provision for loan and lease losses	4,356	2,254
Increase in loans held for sale	(437,004)	(34,676)
Gain on sale of mortgage servicing assets	(5,781)	(5,722)
Net increase in trading assets	(37,026)	(37,069)
Decrease (increase)in accounts receivable	22,543	(4,601)
Other, net	33,621	(4,819)
Net cash used by operating activities	(375,985)	(50,806)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	3,270	802
Available-for-sale	2,000	17
Purchase of investment securities:
Held-to-maturity	(83)	(51)
Available-for-sale	(595)	-
Net increase in interest-bearing
deposits with financial institutions	(48,046)	(7,810)
Net increase in loans, excluding sales	(306,892)	(213,609)
Sale of loans	53,160	7,253
Additions to mortgage servicing assets	(67,983)	(27,655)
Proceeds from sale of mortgage servicing assets	6,553	19,193
Other, net	(5,532)	(6,969)
Net cash used by lending and investing activities	(364,148)	(228,829)

Financing activities:
Net increase in deposits	485,556	360,181
Net increase (decrease) in short-term borrowings	301,424	(62,132)
Repayments of long-term debt	-	(199)
Issuance of preferred stock	-	1,386
Purchase of treasury stock for employee benefit plans	(2,220)	(3,384)
Proceeds from sale of stock for employee benefit plans	3,504	1,085
Dividends paid	(2,753)	(2,518)
Net cash provided by financing activities	785,511	294,419
Effect of exchange rate changes on cash	(18)	-
Net increase in cash and cash equivalents	45,360	14,784
Cash and cash equivalents at beginning of period	83,493	47,215
Cash and cash equivalents at end of period	$ 128,853	$ 61,999

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 63,486	$ 34,208
Income taxes	$ 1,789	$ 4,239

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial data as of June 30, 2001 and for the three and six month periods ended June 30, 2001 and June 30, 2000 is unaudited; however, in the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Recent Accounting Developments: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of retained interests, delinquencies and credit losses. The accounting requirements of the Standard were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of this statement did not have a material impact on the Corporation's financial position or results of operations.

On June 29, 2001 the FASB approved its proposed Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142 Goodwill and Other Intangible Assets. SFAS 141 eliminates the pooling-of-interest method of accounting - requiring that purchase accounting, with its recognition of intangible assets separately from goodwill, be applied to all business combinations initiated after June 30, 2001. Unallocated negative goodwill is required to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

Under the provisions of SFAS 142, goodwill will no longer be amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life will be reviewed for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This standard will be effective for fiscal years beginning after December 15, 2001. Management does not believe the implementation of SFAS 141 or 142 will have a material effect on the earnings or equity of the company.

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including net unrealized gain of $137 thousand and loss of $9 thousand on available-for-sale securities at June 30, 2001 and December 31, 2000, respectively, are summarized as follows:

			June 30,	December 31,
(In thousands)			2001	2000

Held-to-maturity, at amortized cost
US Treasury and Government obligations			$ 19,218	$ 21,006
Obligations of states and political subdivisions			4,461	4,586
Mortgage-backed securities			1,828	2,059
Corporate obligations			133	--
Total held-to-maturity			25,640	27,651

Available-for-sale, at fair value
US Treasury and Government obligations			3,081	4,993
Mortgage-backed securities			3,147	3,093
Other			780	1,358
Total Available-for-sale			7,008	9,444

Total investments			$ 32,648	$ 37,095

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

NOTE 3 - LOANS AND LEASES

Loans and leases are summarized as follows:
			June 30,	December 31,
(In thousands)			2001	2000

Commercial, financial and agricultural			$ 853,428	$ 677,066
Real estate-construction			257,815	220,485
Real estate-mortgage			110,593	122,301
Consumer			66,015	56,785
Direct financing leases
Domestic			166,783	116,867
Canadian			71,869	72,864
Unearned income
Domestic			(27,930)	(21,570)
Canadian			(12,187)	(9,876)
			$ 1,486,386	$ 1,234,922

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

			June 30,	June 30,
(In thousands)			2001	2000

Balance at beginning of period			$ 13,129	$ 8,555

Provision for loan and lease losses			4,356	2,254
Recoveries			722	186
Charge-offs			(3,080)	(941)
Other			91	-

Balance at end of period			$ 15,218	$ 10,054

NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at June 30, 2001 and December 31, 2000 are $181.3 million and $130.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

Mortgage Servicing Asset:
			June 30,	December 31,
(In thousands)			2001	2000
Beginning Balance			$ 130,522	$ 138,500
Additions			67,983	57,165
Amortization and impairment			(16,405)	(39,529)
Reduction for servicing sales			(771)	(25,614)
			$ 181,329	$ 130,522

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
			June 30,	December 31,
(In thousands)			2001	2000
Federal Home Loan Bank borrowings			$ 318,000	$ 153,000
Federal funds			52,400	20,000
Lines of credit and other			201,375	226,599
Repurchase agreements and drafts payable related to
mortgage loan closings			177,186	64,557
Commercial paper			27,965	11,346

Total			$ 776,926	$ 475,502

Repurchase agreements at June 30, 2001 and December 31, 2000, include $3.3 million and $0.1 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.
Drafts payable related to mortgage loan closings totaled $173.9 million and $64.5 million at June 30, 2001 and December 31, 2000, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.
The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 4.4% to the lender's prime rate at June 30, 2001.

NOTE 7 -- LONG-TERM DEBT

Long-term debt at June 30, 2001 and December 31, 2000 consisted of a note payable of $30.0 million with an interest rate of 7.58% that will mature on July 7, 2014. The note is shown on the balance sheet net of capitalized issuance costs.

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

In November 2000, the Corporation issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, trusts created and controlled by the Corporation. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of Capital Trust II are not convertible into common stock of the Corporation. The convertible trust preferred securities of Capital Trust III have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet net of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are subordinated debentures of the Corporation with principal balances of $53.35 million each, interest rates of 10.5% and 8.75% respectively, and an initial maturity of 30 years.

NOTE 9 -- CONTINGENCIES

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

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
				Effect of
	Basic Earnings	Effect of	Effect of	Convertible	Diluted Earnings
(In thousands, except share data)	Per Share	Stock Options	Preferred shares	Shares	Per Share
Three months ended June 30, 2001
Net income available to common shareholders	$ 12,808	$ -	-	$ 700	$ 13,508
Shares	21,150	279	96	2,610	24,135
Per-Share amount	$ 0.61	$ (0.01)	-	$ (0.04)	$ 0.56

Six months ended June 30, 2001
Net income before cumulative effect of change in accounting principle	$ 21,804	$ -	-	$ 1,400	$ 23,204
Shares	21,109	306	96	2,610	24,121
Per-Share amount	$ 1.03	$ (0.01)	(0.01)	$ (0.05)	$ 0.96
Cumulative effect of change in accounting principle	$ 175				$ 175
Per-Share amount	$ 0.01				$ 0.01
Net income	$ 21,979				$ 23,379
Per-Share amount	$ 1.04				$ 0.97

				Effect of
	Basic Earnings	Effect of	Effect of	Convertible	Diluted Earnings
	Per Share	Stock Options	Preferred shares	Shares	Per Share
Three months ended June 30, 2000
Net income available to common shareholders	$ 8,505	$ -	$ -	$ -	$ 8,505
Shares	20,958	238	98	-	21,294
Per-Share amount	$ 0.41	$ (0.01)	$ -	$ -	$ 0.40

Six months ended June 30, 2000
Net income available to common shareholders	$ 16,987	$ -	$ -	$ -	$ 16,987
Shares	21,008	235	64	-	21,307
Per-Share amount	$ 0.81	$ (0.01)	$ -	$ -	$ 0.80

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
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2001 and 2000:

	Home Equity	Mortgage	Commercial	Equipment	Venture
(In thousands)	Lending	Banking	Banking	Leasing	Capital	Other	Consolidated	Consolidated
For the three months ended June 30, 2001
Net interest income, net of provision	$ 14,516	$ 6,749	$ 10,319	$ 1,395	$ (121)	$ (1,811)	$ 31,047	$ 31,047	0
Intersegment interest	(549)	(269)	-	(5)	-	823	-	0	0
Other revenue	19,333	47,416	3,404	349	(2,202)	116	68,416	68,416	0
Intersegment revenues	-	-	53	-	135	(188)	-	0	0
Total net revenues	33,300	53,896	13,776	1,739	(2,188)	(1,060)	99,463	99,463	0
Other expense	23,073	40,296	10,257	2,225	301	2,240	78,392	78,392	0
Intersegment expenses	113	347	644	-	-	(1,104)	-	0	0
Income before taxes	10,114	13,253	2,875	(486)	(2,489)	(2,196)	21,071	21,071	0
Income taxes	4,045	5,098	1,134	-	(926)	(877)	8,474	8,474	0
Income before minority interest	6,069	8,155	1,741	(486)	(1,563)	(1,319)	12,597	12,597	-
Minority interest	-	-	-	(211)	-	-	(211)	(211)	-
Net income	6,069	8,155	1,741	(275)	(1,563)	(1,319)	12,808	12,808	0
Assets at June 30, 2001	$ 662,296	$ 977,956	$ 1,443,534	$ 201,686	$ 11,100	$ (34,915)	$ 3,261,657	$ 3,261,657	0

For the three months ended June 30, 2000
Net interest income, net of provision	$ 8,959	$ 3,195	$ 8,457	$ 132	$ (89)	$ (1,112)	$ 19,542	$ 19,542	0
Intersegment interest	(459)	(803)	-	(27)	-	1,289	-	0	0
Other revenue	15,900	33,943	2,903	9	(15)	(152)	52,588	52,588	0
Intersegment revenues	-	-	41	-	100	(141)	-	0	0
Total net revenues	24,400	36,335	11,401	114	(4)	(116)	72,130	72,130	0
Other expense	17,257	29,358	8,041	980	100	2,299	58,035	58,035	0
Intersegment expenses	688	585	638	18	-	(1,929)	-	0	0
Income before taxes	6,455	6,392	2,722	(884)	(104)	(486)	14,095	14,095	0
Income taxes	2,520	2,626	1,075	-	(50)	(581)	5,590	5,590	0
Net income	$ 3,935	$ 3,766	$ 1,647	$ (884)	$ (54)	$ 95	$ 8,505	$ 8,505	$ -
Assets at June 30, 2000	$ 458,395	$ 558,941	$ 950,887	$ 51,170	$ 15,622	$ (43,206)	$ 1,991,809	$ 1,991,809	0

PART I - FINANCIAL STATEMENTS.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Management's discussion and analysis should be read in conjunction with the accompanying consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "expected," "assumptions," "estimate," and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates which may affect consumer demand for our products and the valuation of our servicing portfolio; refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; changes in the economies served by the Corporation; competition from other financial service providers for experienced managers as well as for customers; unanticipated difficulties in expanding the Corporation's businesses, such as higher than expected entry costs in new markets; availability of appropriate investment opportunities; changes in the value of technology-related companies; legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

Overview

Net income for the second quarter ended June 30, 2001, was $12.8 million, up 50.6% from the second quarter 2000 net income of $8.5 million. Net income per share (diluted) was $0.56 for the second quarter of 2001 as compared to $0.40 for the same period in 2000. Return on equity for the second quarter of 2001 was 25.35% compared to 20.38% in 2000.

For the year to date, the Corporation recorded net income of $22.0 million, up 29.4% from 2000. Net income per share (diluted) was $0.97, up from $0.80 a year earlier. Return on equity for the year to date was 22.51% as compared to 20.64% for the same period in 2000.

Lines of Business

Irwin Financial Corporation has five principal lines of business:

  Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank and Trust Company ("Irwin Union Bank"))
  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
  Commercial banking (includes Irwin Union Bank and Irwin Union Bank, F.S.B.)
  Equipment leasing (includes Irwin Business Finance and the related activities of Irwin Union Bank)
  Venture capital (includes Irwin Ventures LLC and the related activities of Irwin Union Bank)

Listed below are the earnings by line of business for the quarter and year to date, as compared to the same periods in 2000:
Three Months	Six Months
Ended June 30,	Ended June 30,
(In Thousands)	2001	2000	2001	2000

Home equity lending	$6,069	$3,935	$9,457	$6,554
Mortgage banking	8,155	3,766	14,488	6,249
Commercial banking	1,741	1,647	3,142	3,553
Equipment leasing	(275)	(884)	(968)	(1,799)
Venture capital	(1,563)	(54)	(3,007)	4,243
Parent (includes consolidating entries)	(1,319)	95	(1,133)	(1,813)

	$12,808	$8,505	$21,979	$16,987

Home Equity Lending

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2001	2000	2001	2000

Net interest income-unsold loans and other	$6,397	$5,818	$13,879	$8,739
I/O strip interest income	7,570	2,682	14,697	5,166
Loan origination fees	254	277	351	309
Gain from sales of loans	18,732	9,876	33,307	18,801
Loan servicing fees	3,306	1,605	6,287	3,112
Amortization and impairment of servicing assets	(611)	(322)	(1,166)	(710)
Trading gains (losses)	(2,477)	4,902	(2,547)	8,291
Other revenue	129	(438)	210	(202)
Total net revenues	33,300	24,400	65,018	43,506

Salaries and employee benefits	13,782	9,234	30,394	15,995
Other operating expenses	9,404	8,711	18,862	16,690

Income before tax	10,114	6,455	15,762	10,821
Income tax	4,045	2,520	6,305	4,267
Net income	$6,069	$3,935	$9,457	$6,554

Other Selected Financial Data:	June 30,		December 31,
	2001		2000

Home equity loans and loans held for sale	$357,579		$334,718
Interest-only strips	189,788		152,614
Managed portfolio	1,826,853		1,625,719
Managed portfolio including subserviced portfolio	1,985,946		1,825,527

Irwin Home Equity, in combination with the related activities of Irwin Union Bank (together, the home equity line of business), originates and services home equity and first mortgage loans nationwide through direct mail and telemarketing, broker and correspondent channels, acquisition channels and Internet-based solicitations.

Net income for the home equity lending business was $6.1 million during the second quarter of 2001 and $9.5 million for the year to date 2001. These results are compared to 2000 second quarter and year to date income of $3.9 million and $6.6 million, respectively.

Net interest income increased for unsold loans and other, as well as on interest-only strips for both the quarter and year to date versus 2000. The total increase in net interest income after provision for loan losses over 2000 was $5.5 million for the second quarter and $14.7 million year to date. These increases are a result of increased loan production during 2001 compared to 2000.

During the second quarter of 2001, home equity loan and line of credit production (originated and purchased) totaled $271.4 million, compared with $211.5 million in 2000. Year to date, loan production totaled $452.2 million, compared to $408.1 million in 2000. Included in the year to date 2001 increases were $0.2 million in home equity loans which were acquired in bulk form from other prime credit, high loan-to-value lenders. This compares to second quarter and year to date 2000 acquisitions totaling $52.6 million and $151.9 million, respectively.
	Three Months	Six Months
Gains From Securitizations (in millions):	Ended June 30,	Ended June 30,
	2001	2000	2001	2000
Gain from sale of loans	$18.7	$9.9	$33.3	$18.8
Gain from sale of loans as a percentage of loans securitized	8.6%	4.4%	8.3%	5.3%
Unrealized gain on interest-only strips	3.1	1.0	5.4	2.7
Total gains from securitizations	$21.8	$10.9	$38.7	$21.5

 Gains from the securitization of loans totaled $21.8 million in the second quarter 2001, double the second quarter 2000. Year to date gains from securitization of loans totaled $38.7 million versus $21.5 million in 2000. The company sold $218.7 million and $402.0 million, respectively, of product in the quarter and six month period ended June 30, 2001, versus $224.6 million and $356.2 million, respectively, during the quarter and six month period ended June 30, 2000. These improvements include a higher mix of loans originated with early repayment options, a higher risk-adjusted interest rate on the underlying collateral, a lower relative acquisition cost structure due to continued expansion of new distribution channels, an ability to sell a portion of the residual interest at inception of the transaction, and otherwise improved excess spread due to benefits realized from the company's consistent performance history. Furthermore, the results are impacted by the introduction of loss frequency curves beginning in the first quarter of 2001 which replaced previously utilized static loss assumptions. The introduction of loss frequency curves, which may result in a corresponding lower unrealized gain/loss over time, was made to conform valuations with the observed behavior of the loans.

Servicing Portfolio (in thousands):

	June 30, 2001	December 31, 2000

Managed portfolio	$1,826,853	$1,625,719
Delinquency ratio	4.45%	4.35%

Managed portfolio including subserviced portfolio	1,985,946	1,825,527
Delinquency ratio	4.50%	4.31%

The home equity lending business services the loans it has securitized and collects an annual fee of up to 2% of the outstanding principal balance of the securitized loans. The managed portfolio included in the schedule above includes all loans being serviced by the home equity lending business for which the company retains risk of ownership. Also included in the table above is the portfolio of loans serviced by the company including loans for which the underlying residual interest has been sold to an independent third party. Net servicing fee income totaled $2.7 million in the second quarter of 2001, up 110.1% from the same period in 2000. Year to date, net servicing fee income totaled $5.1 million, a 113.2% increase over 2000. The increase is due to growth in the servicing portfolio.

The securitization of loans into the secondary market results in the creation of a residual asset which we refer to as an interest-only strip ("I/O strip"). This interest-only strip is equal to the discounted future cash flows of the interest paid by borrowers less servicing fees, expected losses, third party fees and interest paid to investors. Interest-only strips are carried on the balance sheet as a trading asset and recorded at their estimated fair values determined using assumptions about the duration and performance of the securitized loans. At June 30, 2001, the weighted average assumptions used in the valuation of the interest-only strips were as follows:

Product type	Unpaid principal balance	Weighted avg. constant prepayment rate (CPR)	Remaining weighted avg. life (years)	Weighted avg. annual loss rate
HELs (home equity loans)	$302,275	22.77%	3.32	0.81%
HELOCs (home equity lines of credit)	149,286	27.17%	2.75	0.90%
125 HELs	588,599	16.60%	3.99	2.20%
125 LTV HELOCs	86,624	17.80%	4.07	2.44%
First mortgages	44,490	16.32%	4.42	0.25%
Other HELs and HELOCs	60,068	23.66%	2.88	6.17%
Purchased I/O strips	238,578	28.00%	2.23	2.92%

Included in trading gains (losses) during the second quarter of 2001 was an unrealized trading loss of $5.6 million recorded to adjust the carrying value of interest-only strips to their estimated fair values. This loss compares with a $3.2 million gain recorded in the second quarter of 2000. Year to date, these unrealized trading losses totaled $8.0 million, compared with gains of $5.5 million in 2000. The decline in 2001 is primarily due to the declining interest rate environment and the refinement in loss estimates noted above.

Operating expenses were $23.2 million in the second quarter of 2001, up $5.2 million from 2000. Year to date operating expenses were $49.3 million compared to $32.7 million a year earlier. These increases are reflective of the growth in the company's managed portfolio and growth in production.

Mortgage Banking

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2001	2000	2001	2000

Loan origination fees	$16,088	$8,931	$27,531	$16,359
Gain from sales of loans	26,323	11,677	44,436	22,508
Loan servicing fees	12,228	12,958	24,798	26,337
Amortization and impairment of servicing assets, net of hedging	(12,105)	(6,269)	(15,606)	(11,881)
Net interest income	6,381	2,328	9,590	8,601
Provision for loan losses	99	64	76	21
Gain on sale of servicing	3,689	5,470	5,781	5,723
Other income	1,193	1,176	2,540	2,147
Total net revenues	53,896	36,335	99,146	69,815

Salaries and employee benefits	27,474	18,057	49,855	35,929
Other operating expenses	13,169	11,886	25,680	23,410

Income before tax	13,253	6,392	23,611	10,476
Income tax	5,098	2,626	9,298	4,227
Income before cumulative effect of change in accounting principle	8,155	3,766	14,313	6,249

Cumulative effect of change in accounting principle	0	0	175	0

Net income	$8,155	$3,766	$14,488	$6,249

Mortgage loan originations	$2,468,737	$1,080,673	$4,359,940	$1,942,990

Selected Operating Data:	June 30,	December 31,
	2001	2000

Servicing portfolio	$10,474,246	$9,196,513
Mortgage loans held for sale	663,541	249,580
Mortgage servicing asset	170,723	121,555

Irwin Mortgage Corporation, in combination with the related activities of Irwin Union Bank, (together, the mortgage banking line of business) originates, purchases, sells, and services conventional and government agency backed (i.e., FHA and VA) residential mortgage loans throughout the United States.

Net income from mortgage banking for the second quarter was $8.2 million, up 116.5% from the same period in 2000. Year to date, net income was $14.5 million compared to $6.2 million in 2000 This increase relates to increased production as a result of a declining interest rate environment.

As a result of the declining interest rate environment, mortgage loan originations of $2.5 billion were 128.4% ahead of the second quarter of 2000. For the year, originations totaled $4.4 billion, up 124.4% from 2000. Refinanced loans accounted for 50.4% of loan production in the second quarter of 2001, and 52.9% year to date. This compares to 12.8% and 14.0%, respectively, in 2000. Higher production volume caused mortgage loan origination income to increase 80.1% in the second quarter to $16.1 million. Year to date it was up 68.3% to $27.5 million.

As a result of higher loan production in the second quarter of 2001, gains on the sale of loans increased 125.4% to $26.3 million and net interest income increased 174.1% to $6.4 million. Year to date, gain on sales of loans increased 97.4% to $44.4 million. Net interest income year to date increased 11.5% to $9.6 million. Included in first quarter 2000 interest income was $3.0 million related to interest earned pursuant to a refund of federal income taxes due the company relating to a prior period tax return. Excluding the impact of the tax refund in 2000, net interest income for the six month period ended June 30, 2001, increased 71.2% compared to the same period in 2000.

Mortgage loan servicing fees totaled $12.2 million and $24.8 million for the second quarter and year to date 2001. This represents a decrease of 5.6% and 5.8%, respectively. The servicing portfolio totaled $10.5 billion at June 30, 2001, a 13.9% increase from December 31, 2000.

Mortgage servicing assets totaled $170.7 million at June 30, 2001, up 40.4% from December 31, 2000. The mortgage banking line of business has followed a strategy to manage the interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance as interest rates decline. During 2001, the line of business sold servicing rights to help manage its investment in the portfolio and to monetize existing gains in its servicing portfolio. In the second quarter and six month period ended June 30, 2001, the business recognized revenues of $3.7 million and $5.8 million, respectively, from these sales, compared to $5.5 million and $5.7 million for the comparable periods in 2000. Due to the relatively low coupon on current production, the line of business has modified its sales strategy slightly in recent months, choosing to retain more conventional servicing in its portfolio. As a result, its servicing portfolio principal balance increased to $10.5 billion, a 2.1% increase compared to a year earlier.

The amortization and impairment of servicing assets, net of hedging, of $12.1 million in the second quarter of 2001 represents an increase of 93.1% compared to the same period in 2000. Year to date amortization and impairment, net of hedging, totaled $15.6 million, up 31.4% from 2000. These 2001 amounts include a $4.1 million trading loss on economic hedging instruments in the second quarter 2001 and a $0.8 million trading loss year to date. There were no trading gains or losses recorded during these same periods in 2000. At June 30, 2001, the company held $2.5 billion notional amount of Eurodollar future contracts related to economically hedging these servicing assets.

Salaries and employee benefits increased 52.2% to $27.5 million for the second quarter of 2001. Year to date, salaries and employee benefits increased 38.8% to $49.9 million. These increases reflect the company's increased production in 2001 versus 2000. The increased loan production also impacted other operating expenses which increased 10.8% in the second quarter of 2001 and 9.7% year to date.

Commercial Banking

Selected Financial Data (shown in thousands):
Three Months	Six Months
Ended June 30,	Ended June 30,
Selected Income Statement Data	2001	2000	2001	2000

Net interest income	$12,023	$9,181	$22,332	$18,181
Provision for loan losses	(1,704)	(724)	(2,504)	(1,168)
Other income	3,457	2,944	6,580	5,876
Total net revenues	13,776	11,401	26,408	22,889

Salaries and employee benefits	6,456	5,280	12,422	10,373
Other operating expenses	4,445	3,399	8,793	6,681
Income before tax	2,875	2,722	5,193	5,835
Income tax	1,134	1,075	2,051	2,282
Net income	$1,741	$1,647	$3,142	$3,553

Selected Balance Sheet Data:	June 30,		December 31,
	2001		2000

Securities and short-term Investments	$17,017		$27,286
Loans and leases	1,277,658		1,067,980
Allowance for loan losses	(11,000)		(9,228)
Deposits	1,305,352		998,892

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

Net income for the commercial bank increased in the second quarter by $0.1 million to $1.7 compared to the second quarter of 2000. Year to date, net income was $3.1 million, a decrease of 11.6% compared to the same period in 2000. Net interest income improved 31.0% to $12.0 million in the second quarter of 2001. Year to date net interest income improved 22.8% to $22.3 million. The provision for loan losses increased 135.4% to $1.7 million in the second quarter 2001 compared with a provision of $0.7 million a year earlier. Year to date provision increased 114.4% to $2.5 million compared with a provision of $1.2 million a year earlier. The year to date decrease in net income, increase in net interest income, and increase in provision for loan losses relate primarily to the commercial bank's continued growth in new markets. Loans outstanding at June 30, 2001 were 46.3% higher than at June 30, 2000.

Following is an analysis of net interest income and net interest margin computed on a tax equivalent basis:

For the Three Months Ended June 30,		2001		2000
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning Assets	$1,269,255	$26,692	8.43%	$862,298	$19,498	9.09%

Interest-bearing Liabilities	1,135,319	14,611	5.16%	790,880	10,263	5.22%

Net interest income		$12,081			$9,235

Net interest margin			3.82%			4.31%

For the Six Months Ended June 30,		2001			2000
(In Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Interest-earning Assets	$1,203,726	$51,525	8.63%	$822,818	$36,642	8.96%

Interest-bearing Liabilities	1,085,180	29,078	5.40%	744,700	18,353	4.96%

Net interest income		$22,447			$18,289

Net interest margin			3.76%			4.47%

Interest margins during the first six months of 2001 have declined as shown above compared to the same period in 2000. Net interest margin was 3.76% for the first half of 2001 compared to 4.47% in the same period a year earlier. The reduction in net interest margin is due primarily to the fact that the commercial bank was negatively impacted by repricing a significant portion of its commercial loan portfolio which is tied to the Prime rate in advance of corresponding declines in its funding base which is more closely tied to LIBOR and similar market-driven rate indices.

Total operating expenses, including salaries and benefits, increased 25.6% from the second quarter of 2000 to $10.9 million. Year to date, total operating expenses were $21.2 million, an increase of 24.4% compared to the same period in 2000. The continued expansion of operations in new markets led to the increased non-interest expense in 2001.

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

During the second quarter of 2001, the leasing line of business incurred a pre-tax loss of $0.3 million. Year to date, the leasing line of business incurred a pre-tax loss of $1.0 million. These losses compare to losses of $0.9 million in the second quarter of 2000 and $1.8 million during the first half of 2000 and reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenue. Total loan and lease receivables originated during the three month and six month periods ended June 30, 2001 were $39.7 million and $73.6 million, respectively. Originations during the three and six month periods ended June 30, 2000 totaled $32.4 million and $46.2 million, respectively. The loan and lease portfolio totaled $196.0 million at June 30, 2001.

Lease Portfolio (in thousands):
	June 30, 2001	December 31, 2000
Domestic Leases	$124,136	$91,946
Weighted average yield	10.91%	10.84%
Delinquency ratio	1.70%	.66%
Canadian Leases	71,869	62,988
Weighted average yield	12.05%	12.52%
Delinquency ratio	1.37%	1.61%

Venture Capital

Irwin Ventures LLC, is a venture capital company that generally makes minority investments in early-stage financial services-related businesses. During the second quarter of 2001 the venture capital line of business recorded a net loss of $1.6 million. Year to date, the venture capital line of business recorded a $3.0 million loss in 2001. These losses in 2001 resulted principally from valuation adjustments to one of its portfolio investments. This compares to net income of $4.2 million during the first half of 2000 for the venture capital line of business, the result of an upward valuation adjustment to the same portfolio company. Venture capital investments held by Irwin Ventures are carried at fair value with changes in fair value recognized in other income.

At June 30, 2001, the business had investments in the following companies:

Company	Public/Private	Investment At Cost	Carrying Value

LiveCapital.com	Private	$1.94 million	$4.40 million
Bremer Associates	Private	$2.52 million	$2.52 million
DocuTouch	Private	$2.00 million	$1.61 million
Zoologic	Private	$0.67 million	$0.67 million
PayCycle	Private	$0.95 million	$0.95 million
Total		$8.08 million	$10.15 million

Parent Company (including consolidating entries)

For the quarter ended June 30, 2001, the parent company recorded a net loss of $1.3 million compared with net income of $95 thousand a year earlier. Year to date, the parent company recorded $1.1 million in net income compared to a $1.8 million net loss in 2000. The parent company recorded $0.1 million and $0.4 million of income tax benefit related to Irwin Business Finance for the three month and six month periods ended June 30, 2001. The parent company will continue to record tax benefits resulting from the operating losses of Irwin Business Finance until such time as Irwin Business Finance becomes profitable and utilizes all of its operating loss carryforwards.

Parent company operating results improved in 2001 year to date versus the same period in 2000 in part as a result of an intercompany allocation of interest-bearing capital from the parent company to its subsidiaries. During the first half of 2001, $4.3 million in interest expense related to this interest-bearing capital was allocated to the subsidiaries versus $1.7 million during the first half of 2000. The parent began this allocation process on April 1, 2000.

Consolidated Income Statement Analysis

Net interest income for the second quarter of 2001 totaled $33.9 million, up 63.8% from the second quarter of 2000. For the year, net interest income totaled $63.0 million, a 57.3% increase over 2000. The increase was due to increased loan and lease outstandings at each of the company's asset generating lines of business. The home equity line of business accounted for $14.7 million of the $22.9 million increase year to date.

The loan and lease loss provision was $2.8 million for the second quarter of 2001, as compared with $1.1 million for the same period in 2000. For the year, the provision totaled $4.4 million versus $2.3 million in 2000. The increased provision related primarily to the commercial bank and equipment leasing lines of business. See the section on credit risk for additional information on the loan loss provision.

Noninterest income was up 30.1% to $68.4 million in the second quarter of 2001. Year to date, noninterest income was up 27.1% to $130.2 million. The increase in 2001 versus 2000 was primarily a result of higher revenues at the mortgage line of business due to the lower interest rate environment which increased loan production activity. Included in the "other" component of noninterest income were the fair value adjustments made at the venture capital line of business. Also contributing to the increase in noninterest income were higher revenues at the home equity line of business resulting from increased production and increased loan sales.

Other expenses increased 35.1% in the second quarter of 2001 to $78.4 million. For the year, other expenses increased $41.0 million or 36.6% over 2000.

The effective income tax rate for the Corporation was 39.8% during the second quarter of 2001 and 39.3% year to date. This compares with 39.7% in the second quarter of 2000 and 39.9% year to date 2000.

Consolidated Balance Sheet Analysis

Total assets of the Corporation at June 30, 2001, totaled $3.3 billion, up from December 31, 2000 total assets of $2.4 billion. The increase in total assets was due to growth in loans held for sale at the mortgage lending line of business of $0.4 billion and growth in loans at the commercial bank of $0.4 billion. The increase in assets was accompanied by a $0.4 billion increase in interest-bearing deposits primarily at the commercial bank. A portion of noninterest bearing deposits is associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. These escrow accounts totaled $259.0 million at June 30, 2001, up from $145.3 million at December 31, 2000.

Shareholders' equity grew to $210.3 million as of June 30, 2001, an increase of 10.7% over year-end 2000 shareholders' equity of $189.9 million. Shareholders' equity as of June 30, 2001 represented $9.86 per common share, an increase of 16.5% compared to December 31, 2000. The Corporation's equity to assets ratio ended the quarter at 6.45% compared to 7.84% at the end of 2000.

Credit Risk

The assumption and management of credit risk is a key source of earnings for the home equity lending, commercial banking and equipment leasing lines of business. In addition, the mortgage banking business assumes some credit risk despite the fact that its mortgages are typically insured.

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

An allowance for loan and lease losses is established as an estimate of the probable credit losses on the loans held by the Corporation. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, are generally evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. A general allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions affecting the portfolio such as economic conditons, loans seasoning, geographic dispersion, industry concentration, and asset quality trends which are not reflected in prior experience. For interest-only strips, a loss estimate is embedded in the discounted residual value of the asset, and therefore there is no amount included in the allowance.

Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. As of June 30, 2001, the allowance for loan and lease losses as a percentage of total loans and leases was 1.02% compared to 1.06% at December 31, 2000.

Net charge-offs in the second quarter of 2001 were $1.3 million, compared to $0.5 million in the second quarter of 2000. Net charge-offs for the six month period ended June 30, 2001, were $2.4 million compared to $0.8 million during the same period in 2000. Higher net charge-offs in 2001 relate to the loan growth at the commercial bank and charge-offs at Onset Capital Corporation. Onset was acquired by Irwin in July 2000 and had an existing portfolio of seasoned leases.

Total nonperforming loans and leases at June 30, 2001 were $9.9 million, up $2.6 million compared to December 31, 2000. Nonperforming loans and leases as a percent of total loans and leases were 0.66% at June 30, 2001, compared to 0.58% at the end of 2000. Other real estate owned totaled $6.0 million at June 30, 2001, up from $2.8 million at December 31, 2000, an increase primarily attributable to the home equity lending line of business. Total nonperforming assets were $15.9 million, or 0.49% of total assets at June 30, 2001, compared to $10.1 million, or 0.42%, at year-end 2000.

Nonperforming Assets (In thousands)	June 30, 2001	December 31, 2000
Accruing loans and leases past due 90 days or more:
Commercial	$787	$324
Consumer	113	510
Leasing -- domestic	277	627
Leasing -- Canadian	27	0
Subtotal	1,204	1,461
Nonaccrual loans and leases:
Real estate mortgage	2,897	1,922
Commercial	1,093	752
Leasing -- domestic	2,180	960
Leasing -- Canadian	1,617	1,209
Consumer	873	918
Subtotal	8,660	5,761
Total nonperforming loans and leases	9,864	7,222
Other real estate owned	6,008	2,833
Total nonperforming assets	$15,872	$10,055
Nonperforming assets to total assets	0.49%	0.42%

Liquidity

Liquidity is the availability of funds to meet the daily requirements of the Corporation's business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through deposits and short-term borrowings.

The objectives of liquidity management are to ensure that funds will be available to meet current demands and that funds are available at a reasonable cost. Liquidity is managed by the parent company via daily interaction with the lines of business and periodic liquidity planning and asset liability meeting with each operating company.

Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2001, the ratio of loans and loans held for sale to total deposits was 129.8%. The Corporation is comfortable with this relatively high level due to its position in mortgage loans held for sale which represent 40.6% of total loans and loans held for sale. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since the Corporation securitizes and sells nearly all these mortgage loans within a 90-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio is 77.1% at June 30, 2001.

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

An Asset/Liability Management Committee at each of the Corporation's lines of business monitors the repricing structure of assets, liabilities, and off-balance-sheet items, over various time horizons and exposure to varying interest rate scenarios. Numerous factors are incorporated into the model including early repayment options speeds, net interest margin, fee income, and the impact that a comprehensive mark-to-market valuation would have on equity. Risk measures and assumptions are regularly reevaluated and modeling tools are enhanced as needed.

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

The mortgage and home equity lines of business are also exposed to interest rate risk through their ownership of servicing assets and interest only strips. As discussed in the analysis of each line of business earlier in this report, offsets to these exposures include maintaining a strong production operation, selective sales of the servicing rights, match funded asset-backed securities sales, and the use of financial hedges to economically hedge the assets.

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

Economic Value Change Method
Present Value
At June 30, 2001
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets	$1,834,986	$1,802,966	$1,772,451	$1,743,305	$1,715,346
Loans Held for Sale	881,929	874,752	867,800	860,949	853,838
Mortgage Servicing Rights	90,026	134,336	206,823	245,684	262,526
Interest-Only Strips	176,972	183,342	191,905	200,654	209,421
Total Interest Sensitive Assets	2,983,913	2,995,397	3,038,979	3,050,593	3,041,132

Interest Sensitive Liabilities
Deposits	(1,326,411)	(1,317,170)	(1,308,379)	(1,300,032)	(1,292,067)
Short Term Borrowings	(1,163,567)	(1,160,359)	(1,157,196)	(1,154,077)	(1,151,005)
Long Term Debt	(211,249)	(202,820)	(193,664)	(182,745)	(170,823)
Total Interest Sensitive Liabilities	(2,701,227)	(2,680,349)	(2,659,240)	(2,636,854)	(2,613,896)

Interest Sensitive Financial Derivatives	9,806	4,311	(1,115)	(6,468)	(11,744)

Net Market Value as of June 30, 2001	$292,492	$319,359	$378,624	$407,270	$415,492

Potential Change	($86,132)	($59,265)	$-	$28,647	$36,868

Net Market value as of December 31, 2000	$303,443	$312,277	$338,895	$353,270	$348,506

Potential Change	($35,452)	($26,618)	$-	$14,375	$9,611

GAAP-Based Value Change Method
Present Value
At June 30, 2001
Instantaneous Change in Interest Rates of:
(In Thousands)	-2%	-1%	Current	+1%	+2%

Interest Sensitive Assets
Loans and Other Assets (1)	$-	$-	$-	$-	$-
Loans Held for Sale	867,800	867,800	867,800	860,949	853,838
Mortgage Servicing Rights	94,041	138,725	184,012	184,930	187,694
Interest-Only Strips	175,741	181,657	189,788	198,294	206,949
Total Interest Sensitive Assets	1,137,583	1,188,182	1,241,600	1,244,173	1,248,480

Interest Sensitive Liabilities
Deposits (1)
Short Term Borrowings (1)
Long Term Debt (1)
Total Interest Sensitive Liabilities (1)

Interest Sensitive Financial Derivatives	11,393	5,358	(592)	(6,453)	(12,221)

Net Market Value as of June 30, 2001	$1,148,976	$1,193,540	$1,241,007	$1,237,720	$1,236,259

Potential Change	($92,031)	($47,467)	$-	($3,287)	($4,748)

Net Market Value as of December 31, 2000	$818,322	$837,172	$856,432	$859,801	$849,783

Potential Change	($38,110)	($19,260)	$-	$3,369	($6,649)
  Value does not change in GAAP presentation.

Derivative Financial Instruments

The Corporation utilizes certain derivative instruments which do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are accounted for as trading securities and marked to market on the income statement.

The Corporation economically hedges its interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. Certain of the Corporation's interest-only strips are hedged using interest rate caps which had a fair value of $0.2 million and a notional amount of $19.6 million at June 30, 2001. Interest rate caps are classified as trading securities on the balance sheet and carried at their fair values. Adjustments to fair values are recorded as trading gains or losses on the income statement. The Corporation recorded minor losses in both 2001 and 2000 related to these derivative products.

The Corporation also engaged in economically hedging its mortgage servicing rights through the use of Eurodollar and U.S. Treasury futures contracts. For the second quarter of 2001, the Corporation experienced $0.1 million of realized gains and $4.2 million of unrealized losses on these economic hedges. Year to date, the Corporation recorded $0.2 million of realized gains and $1.0 million of unrealized losses on these economic hedges. The futures contracts were marked-to-market as trading securities with changes in value recorded in the income statement. The Corporation held $2.5 billion in notional amount of Eurodollar contracts at June 30, 2001, with expiration ranging from the 3rd quarter of 2001 to the first quarter of 2008. The Corporation did not hold any Eurodollar or US Treasury futures contracts at June 30, 2000.

Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with a funding source. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $27.1 million and $26.0 million as of June 30, 2001. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and have a final maturity date of May 25, 2004. Onset can reduce the notional value of the swaps by up to 10% if early prepayments on the loans are greater than originally anticipated.

The Corporation has foreign currency contracts to protect the value of intercompany loans made to Onset Capital against changes in the exchange rate. The Corporation had a notional amount of $25.5 million in forward contracts outstanding as of June 30, 2001. Gains and losses associated with these contracts are included in other expense on the income statement.

Capital Adequacy

The Corporation, Irwin Union Bank, and Irwin Union Bank, F.S.B. are subject to various regulatory capital requirements administered by federal banking agencies. Quantitative measures established by regulation to ensure capital adequacy require these bank subsidiaries and the Corporation to maintain minimum ratios of Total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). Irwin Union Bank, F.S.B. is also required to maintain minimum ratios of core capital (as defined) to adjusted tangible assets and tangible capital (as defined) to tangible assets. The Corporation, Irwin Union Bank, and Irwin Union Bank, F.S.B, were all well capitalized at June 30, 2001. The Corporation's equity and risk-based capital ratios are as follows:
	Ratio
	Required to
	be considered
	Well-	June 30,	December 31,
	Capitalized	2001	2000

Equity to Assets	n/a	6.45%	7.84%
Risk-Based Capital	10.0%	11.42%	13.59%
Tier I Capital	6.0%	7.81%	8.87%
Tier I Leverage	5.0%	9.84%	12.41%

On July 16, 2001, the Corporation sold $15 million of 10.25 percent trust preferred stock. These securities will immediately qualify as Tier 2 regulatory capital and are eligible for inclusion in Tier 1 capital. The privately placed securities are callable beginning in July 2006 and mature in July 2031.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On May 9, 2001, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (collectively "Irwin") received notice that they were named as defendants in Thompson v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation, a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. Because the case has only recently been filed, the Corporation has not formed a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

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

Item 4. Submission of Matters to a Vote of security Holders.

a. The Annual Meeting of Shareholders of Registrant was held on April 26, 2001.

b. The following directors were elected at the meeting to serve the terms indicated:

	Expiration of Term	Affirmative Votes	Negative Votes	Votes Withheld	Votes Abstained
Sally A. Dean	2004	18,902,697	150,057	72,132	39,017
David W. Goodrich	2003	18,974,829	150,057	0	39,017
John T. Hackett	2003	18,969,637	150,057	5,192	39,017
William H. Kling	2004	18,901,196	150,057	73,633	39,017
Brenda J. Lauderback	2003	18,889,158	150,057	85,671	39,017
John C. McGinty	2003	18,898,576	150,057	76,253	39,017
William I. Miller	2002	17,841,337	150,057	1,133,492	39,017
John A. Nash	2002	17,843,799	150,057	1,131,030	39,017
Lance R. Odden	2004	18,897,639	150,057	77,190	39,017
Theodore M. Solso	2002	18,875,504	150,057	99,325	39,017

c. Other matters voted on during the meeting were as follows:

2001 Irwin Financial Corporation Stock Plan: 15,306,615 Affirmative; 1,894,144 Negative; 180,789 Abstained.

Item 5. Market for Corporation's Common Equity and Related Stockholder Matters.

On July 5, 2001, the Corporation issued 1,051 shares of common stock pursuant to elections made by nine outside directors of the Corporation to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees.

All of these shares were issued in reliance on the private placement exemption from registration provided in section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

  Exhibits to Form 10-Q

Number Assigned In Regulation S-K
Item 601	Description
(2)	No Exhibit
(3)	No Exhibit
(4)	No Exhibit
(10)	No Exhibit
(11)	Computation of earnings per share is included in the footnotes to the financial statements
(15)	No Exhibit
(18)	No Exhibit
(19)	No Exhibit
(22)	No Exhibit
(23)	No Exhibit
(24)	No Exhibit
(99)	No Exhibit

(b) Reports on Form 8-K

8-K	April 19, 2001	Attaching press release announcing record first quarter earnings
8-K	April 26, 2001	Attaching press release announcing second quarter common stock dividend
8-K	May 9, 2001	Item 4, Changes in Registrant's Certifying Accountant
8-K	May 25, 2001	Attaching press release announcing delay in filing first quarter Form 10-Q
8-K	June 29, 2001	Item 4, Changes in Registrant's Certifying Accountant and attached press release announcing completion of accounting review

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
By:___/S/________________________________
Gregory F. Ehlinger
Chief Financial Officer

By:____/S/_________________________________
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)