Form 10-Q
period 2001-09-30
IRWIN FINANCIAL CORPORATION
filed 2001-11-14
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes __X__ No _____

As of November 5, 2001, there were outstanding 21,283,096 common shares, no par value, of the Registrant.

Part I
Item 1

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	September 30,	December 31,
Assets:	2001	2000

Cash and cash equivalents	$ 145,446	$ 83,493
Interest-bearing deposits with financial institutions	14,978	36,400
Trading assets	208,429	154,921
Investment securities (Market value: $39,696 in 2001 and $37,163 in 2000) - Note 2	39,280	37,095
Loans held for sale	651,380	579,788
Loans and leases, net of unearned income - Note 3	1,707,334	1,234,922
Less: Allowance for loan and lease losses - Note 4	(17,700)	(13,129)
	1,689,634	1,221,793
Servicing assets - Note 5	168,786	130,522
Accounts receivable	32,749	69,224
Accrued interest receivable	12,481	12,979
Premises and equipment	35,178	29,409
Other assets	81,205	66,805
Total assets	$ 3,079,546	$ 2,422,429
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$ 439,031	$ 263,159
Interest-bearing	756,166	517,127
Certificates of deposit over $100,000	979,923	663,044
	2,175,120	1,443,330
Short-term borrowings- Note 6	292,303	475,502
Long-term debt- Note 7	29,642	29,608
Other liabilities	199,785	136,897
Company-obligated mandatorily redeemable preferred securities of subsidiary trust- Note 8	161,788	147,167
Total liabilities	2,858,638	2,232,504

Commitments and contingencies - Note 9

Shareholders' equity
Preferred stock, no par value - authorized
4,000,000 shares; issued 96,336 shares as of September 30, 2001 and December 31, 2000	1,386	1,386
Common stock; no par value - authorized 40,000,000 shares;
issued 23,402,080 shares as of September 30, 2001 and December 31, 2000;
including 2,125,799 and 2,376,119 shares in treasury as of September 30,
2001 and December 31, 2000, respectively	29,965	29,965
Additional paid-in capital	4,430	4,331
Minority interest	640	1,055
Accumulated other comprehensive loss net of deferred income tax
asset of ($424) and ($305) in 2001 and 2000, respectively	(1,138)	(962)
Retained earnings	231,040	201,729
	266,323	237,504
Less treasury stock, at cost	(45,415)	(47,579)
Total shareholders' equity	220,908	189,925
Total liabilities and shareholders' equity	$ 3,079,546	$ 2,422,429

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	Three Months Ended
	September 30,
(In thousands, except for per share)	2001	2000
Interest income:
Loans and leases	$ 33,415	$ 24,823
Investment securities:
Taxable	1,276	919
Tax-exempt	60	64
Loans held for sale	30,210	18,449
Trading account	7,898	3,520
Federal funds sold	66	132
Total interest income	72,925	47,907
Interest expense:
Deposits	18,344	14,716
Short-term borrowings	8,983	10,055
Long-term debt	580	589
Preferred securities distribution	4,002	1,190
Total interest expense	31,909	26,550
Net interest income	41,016	21,357
Provision for loan and lease losses	5,006	1,356
Net interest income after provision for
loan and lease losses	36,010	20,001
Other income:
Loan origination fees	16,175	9,301
Gain from sales of loans	66,279	29,177
Loan servicing fees	16,785	14,857
Amortization and impairment of servicing assets	(52,390)	(10,234)
Net loan administration income (expense)	(35,605)	4,623
Gain on sale of mortgage servicing assets	298	8,709
Trading gains	13,193	1,832
Other	4,366	4,350
Total other income	64,706	57,992
Other expense:
Salaries	47,191	32,284
Pension and other employee benefits	6,263	4,916
Office expense	4,516	3,508
Premises and equipment	7,535	7,039
Marketing and development	485	3,618
Other	15,881	11,383
Total other expense	81,871	62,748
Income before income taxes	18,845	15,245
Provision for income taxes	7,446	6,117
Income before minority interest	11,399	9,128
Minority interest in losses of subsidiaries	(68)	-
Net income	$ 11,467	$ 9,128

Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 0.54	$ 0.43
Diluted - Note 10	$ 0.50	$ 0.43
Dividends per share of common stock	$ 0.065	$ 0.06

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)	Nine Months Ended
	September 30,

(In thousands, except for per share)	2001	2000
Interest income:
Loans and leases	$ 93,929	$ 64,912
Investment securities:
Taxable	3,880	2,847
Tax-exempt	188	192
Loans held for sale	78,033	50,002
Trading account	22,636	8,685
Federal funds sold	155	461
Total interest income	198,821	127,099
Interest expense:
Deposits	56,248	34,726
Short-term borrowings	25,234	25,872
Long-term debt	1,740	1,768
Preferred securities distribution	11,410	3,523
Total interest expense	94,632	65,889
Net interest income	104,189	61,210
Provision for loan and lease losses	9,363	3,610
Net interest income after provision for
loan and lease losses	94,826	57,600
Other income:
Loan origination fees	44,388	26,177
Gain from sales of loans	147,339	69,188
Loan servicing fees	48,413	44,781
Amortization and impairment of servicing assets	(68,795)	(23,044)
Net loan administration income (expense)	(20,382)	21,737
Gain on sale of mortgage servicing assets	6,079	14,432
Trading gains	9,893	10,123
Other	7,460	18,974
	194,777	160,631
Other expense:
Salaries	131,597	87,766
Pension and other employee benefits	20,386	15,839
Office expense	12,193	10,021
Premises and equipment	22,392	20,144
Marketing and development	3,459	12,331
Other	44,884	28,619
	234,911	174,720
Income before income taxes	54,692	43,511
Provision for income taxes	21,700	17,397
Income before minority interest	32,992	26,114
Minority interest in losses of subsidiaries	(279)	-
Income before cumulative effect of change in accounting principle	33,271	26,114
Cumulative effect of change in accounting principle, net of tax	175	-
Net income	$ 33,446	$ 26,114

Earnings per share of common stock before cumulative effect of change in accounting principle:
Basic - Note 10	$ 1.57	$ 1.24
Diluted - Note 10	$ 1.46	$ 1.23
Earnings per share of common stock available to shareholders:
Basic - Note 10	$ 1.58	$ 1.24
Diluted - Note 10	$ 1.47	$ 1.23
Dividends per share of common stock	$ 0.13	$ 0.12

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid in Capital	Treasury Stock	Minority Interest
Balance at July 1, 2001	$ 210,265	$ 220,955	$ (890)	$ 1,386	$ 29,965	$ 4,206	$ (46,170)	$ 813
Net income	11,467	11,467
Unrealized gain on investment securities net of $15 tax liability	23		23
Foreign currency adjustment net of $149 tax benefit	(223)		(223)
Deferred compensation	(48)		(48)
Total comprehensive income	11,219
Cash dividends	(1,382)	(1,382)
Tax benefit on stock option exercises	735					735
Treasury stock:
Purchase of 31,681 shares	(814)						(814)
Sales of 116,368 shares	1,058	-				(511)	1,569
Minority Interest	(173)							(173)
Balance September 30, 2001	$ 220,908	$ 231,040	$ (1,138)	$ 1,386	$ 29,965	$ 4,430	$ (45,415)	$ 640

Balance at July 1, 2000	$ 172,817	$ 185,570	$ (105)	$ 1,386	$ 29,965	$ 4,334	$ (48,333)	$ -
Net income	9,128	9,128
Unrealized gain on investment securities net of $30 tax liability	45		45
Foreign currency adjustment	(100)		(100)
Total comprehensive income	9,073
Cash dividends	(1,258)	(1,258)
Treasury stock:
Purchase of 2,011 shares	(30)						(30)
Sales of 34,741 shares	463					(23)	486
Balance September 30, 2000	$ 181,065	$ 193,440	$ (160)	$ 1,386	$ 29,965	$ 4,311	$ (47,877)	$ -

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

	Total	Retained Earnings	Accumulated Other Comprehensive Income	Preferred Stock	Common Stock	Additional Paid in Capital	Treasury Stock	Minority Interest
Balance at January 1, 2001	$ 189,925	$ 201,729	$ (962)	$ 1,386	$ 29,965	$ 4,331	$ (47,579)	$ 1,055
Net income	33,446	33,446
Unrealized gain on investment securities net of $73 tax liability	111		111
Foreign currency adjustment net of $192 tax benefit	(288)		(288)
Deferred compensation	1		1
Total comprehensive income	33,270
Cash dividends	(4,135)	(4,135)
Tax benefit on stock option exercises	2,366					2,366
Treasury stock:
Purchase of 125,441 shares	(3,034)						(3,034)
Sales of 375,761 shares	2,931					(2,267)	5,198
Minority Interest	(415)	-						(415)
Balance September 30, 2001	$ 220,908	$ 231,040	$ (1,138)	$ 1,386	$ 29,965	$ 4,430	$ (45,415)	$ 640

Balance at January 1, 2000	$ 159,296	$ 171,101	$ (70)	$ -	$ 29,965	$ 4,250	$ (45,950)	$ -
Net income	26,114	26,114
Unrealized gain on investment securities net of $7 tax liability	10		10
Foreign currency adjustment	(100)		(100)
Total comprehensive income	26,024
Cash dividends	(3,775)	(3,775)
Treasury stock:
Purchase of 220,925 shares	(3,414)						(3,414)
Sales of 120,464 shares	1,548					61	1,487
Issuance of 96,336 shares of preferred stock	1,386			1,386
Balance September 30, 2000	$ 181,065	$ 193,440	$ (160)	$ 1,386	$ 29,965	$ 4,311	$ (47,877)	$ -

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the nine months ended September 30,	2001	2000
(In thousands)
Net income	$ 33,446	$ 26,114
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation and amortization	6,183	6,675
Amortization and impairment of servicing assets	68,795	23,044
Provision for loan and lease losses	9,363	3,610
Gain on sale of mortgage servicing assets	(6,079)	(14,432)
Additions to mortgage servicing assets	(107,831)	(42,549)
Proceeds from sale of mortgage servicing assets	6,851	31,471
Net increase in trading assets	(53,508)	(45,290)
Decrease in accounts receivable	36,475	9,572
Decrease (increase) in loans held for sale	(71,592)	18,307
Other, net	45,031	(13,909)
Net cash (used) provided by operating activities	(32,866)	2,613

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	4,036	1,035
Available-for-sale	2,028	28
Purchase of investment securities:
Held-to-maturity	(437)	(251)
Available-for-sale	(7,630)	(29)
Net increase (decrease) in interest-bearing
deposits with financial institutions	21,422	(8,623)
Net increase in loans, excluding sales	(561,951)	(341,969)
Sale of mortgage loans by commercial bank	84,747	18,919
Acquisition of Onset Capital Corporation, net of cash acquired	-	(837)
Other, net	(9,106)	(10,144)
Net cash used by lending and investing activities	(466,891)	(341,871)

Financing activities:
Net increase in deposits	731,790	449,846
Net decrease in short-term borrowings	(183,199)	(87,642)
Repayments of long-term debt	-	(223)
Proceeds from the issuance of trust preferred securities	15,000	-
Proceeds from issuance of preferred stock	-	1,386
Purchase of treasury stock for employee benefit plans	(3,034)	(3,414)
Proceeds from sale of stock for employee benefit plans	5,297	1,548
Dividends paid	(4,135)	(3,775)
Net cash provided by financing activities	561,719	357,726
Effect of exchange rate changes on cash	(9)	(11)
Net increase in cash and cash equivalents	61,953	18,457
Cash and cash equivalents at beginning of period	83,493	47,215
Cash and cash equivalents at end of period	$ 145,446	$ 65,672

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 94,255	$ 55,454
Income taxes	$ 1,789	$ 4,364

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 - SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The interim financial data as of September 30, 2001 and for the three and nine month periods ended September 30, 2001 and September 30, 2000 is unaudited; however, in the opinion of Management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. The accompanying financial statements should be read in conjunction with the financial statements and related notes included with the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

Derivatives: On January 1, 2001, the Corporation adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This standard obligates the Corporation to record all derivatives at fair value and permits the Corporation to designate derivative instruments as being used to hedge changes in fair value or changes in cash flows. Changes in the fair value of derivatives that offset changes in cash flows of a hedged item are recorded initially in other comprehensive income. Amounts recorded in other comprehensive income are subsequently reclassified into earnings during the same period the hedged item affects earnings. If a derivative qualifies as a fair value hedge, then changes in the fair value of the hedging derivative are recorded in earnings and are offset by changes in fair value attributable to the hedged item. Any portion of the changes in the fair value of derivatives designated as a hedge that is deemed ineffective is recorded in earnings along with changes in the fair value of derivatives with no hedge designation.

Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are residual interests. When the Corporation sells receivables in securitizations of residential mortgage loans, it retains residual interest, one or more subordinated tranches, servicing rights, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer. To obtain fair value, quoted market prices are used if available. However, quotes are generally not available for retained interests, so the Corporation generally estimates fair value based on the present value of expected cash flows using management's best estimates of the key assumptions that market participants would use - prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved. Adjustments to carrying values are recorded as trading gains or losses.

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

On June 29, 2001 the FASB approved its proposed Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations", and No. 142 "Goodwill and Other Intangible Assets". SFAS 141 eliminates the pooling-of-interest method of accounting - requiring that purchase accounting, with its recognition of intangible assets separately from goodwill, be applied to all business combinations initiated after June 30, 2001. Unallocated negative goodwill is required to be written off immediately as an extraordinary gain (instead of being deferred and amortized).

Under the provisions of SFAS 142, goodwill will no longer be amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life will be reviewed for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This standard will be effective for fiscal years beginning after December 15, 2001. Upon adoption of SFAS No 142, the Corporation will discontinue the amortization of goodwill with an expected net carrying value of $1.8 million at the date of adoption and annual amortization of $0.3 million that resulted from business combinations prior to the adoption of SFAS No 141. In addition, the Corporation will write off, as a cumulative effect of a change in accounting principle, negative goodwill totaling $0.8 million at the date of adoption arising from a prior business combination.

The FASB has issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date is for fiscal years beginning after June 15, 2002. SFAS 144, effective for fiscal years beginning after December 15, 2001, supersedes FASB No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. Management does not believe the implementation of SFAS 143 or SFAS 144 will have a material effect on the earnings of the company.

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including net unrealized gain of $175 thousand and a net unrealized loss of $9 thousand on available-for-sale securities at September 30, 2001 and December 31, 2000, respectively, are summarized as follows:

			September 30,	December 31,
(In thousands)			2001	2000

Held-to-maturity, at amortized cost
US Treasury and Government obligations			$ 26,253	$ 21,006
Obligations of states and political subdivisions			4,426	4,586
Mortgage-backed securities			1,586	2,059
Corporate obligations			133	--
Total held-to-maturity			32,398	27,651

Available-for-sale, at fair value
US Treasury and Government obligations			3,087	4,993
Mortgage-backed securities			3,151	3,093
Other			644	1,358
Total available-for-sale			6,882	9,444

Total investments			$ 39,280	$ 37,095

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

NOTE 3 - LOANS AND LEASES

Loans and leases are summarized as follows:
			September 30,	December 31,
(In thousands)			2001	2000

Commercial, financial and agricultural			$ 978,034	$ 677,066
Real estate-construction			270,398	220,485
Real estate-mortgage			167,165	122,301
Consumer			44,935	56,785
Direct financing leases
Domestic			213,332	116,867
Canadian			85,901	72,864
Unearned income
Domestic			(39,897)	(21,570)
Canadian			(12,534)	(9,876)
			$ 1,707,334	$ 1,234,922

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

			September 30,	December 31,
(In thousands)			2001	2000

Balance at beginning of period			$ 13,129	$ 8,555
Acquisition of Onset Capital Corporation			-	1,908
Provision for loan and lease losses			9,363	5,403
Charge-offs			(5,792)	(3,168)
Recoveries			1,076	466
Other			(76)	(35)

Balance at end of period			$ 17,700	$ 13,129

NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at September 30, 2001 and December 31, 2000 are $168.8 million and $130.5 million, respectively, of servicing assets. These amounts relate to the principal balances of loans serviced by the Corporation for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. The Corporation has periodically sold servicing assets.

Mortgage Servicing Asset:
			September 30,	December 31,
(In thousands)			2001	2000
Beginning Balance			$ 130,522	$ 138,500
Additions			107,831	57,165
Amortization and impairment			(68,795)	(39,529)
Reduction for servicing sales			(772)	(25,614)
			$ 168,786	$ 130,522

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
			September 30,	December 31,
(In thousands)			2001	2000
Federal Home Loan Bank borrowings			$ 3,000	$ 153,000
Federal funds			17,800	20,000
Lines of credit and other			95,010	226,599
Repurchase agreements and drafts payable related to
mortgage loan closings			155,631	64,557
Commercial paper			20,862	11,346

Total			$ 292,303	$ 475,502

Repurchase agreements at September 30, 2001 and December 31, 2000, include $0.1 million and $0.1 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

Drafts payable related to mortgage loan closings totaled $155.5 million and $64.5 million at September 30, 2001 and December 31, 2000, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.

The Corporation has lines of credit available to fund mortgage loans held for sale. Interest on the lines of credit is payable monthly at variable rates ranging from 1.9% to the lender's prime rate at September 30, 2001.

NOTE 7 -- LONG-TERM DEBT

Long-term debt at September 30, 2001 and December 31, 2000 consisted of a note payable of $30.0 million with an interest rate of 7.58% that will mature on July 7, 2014. The note is shown on the balance sheet net of capitalized issuance costs.

NOTE 8 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUST

In January 1997, the Corporation issued $50.0 million of trust preferred securities through IFC Capital Trust I, a trust created and controlled by the Corporation. The securities were issued at $25 per share with a cumulative dividend rate of 9.25% payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years from issuance, or immediately, in the event of an adverse tax development affecting the Corporation's classification of the securities for federal income tax purposes. They are not convertible into common stock of the Corporation. The securities are shown on the balance sheet net of $2.1 million of capitalized issuance costs. The sole assets of IFC Capital Trust I are subordinated debentures of the Corporation with a principal balance of $51.5 million, an interest rate of 9.25% and an initial maturity of 30 years with a 19-year extension option.

In November 2000, the Corporation issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, trusts created and controlled by the Corporation. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of Capital Trust II are not convertible into common stock of the Corporation. The convertible trust preferred securities of Capital Trust III have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet net of $4.6 million of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are subordinated debentures of the Corporation with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and an initial maturity of 30 years.

In July 2001, the Corporation issued $15.0 million of trust preferred securities through IFC Capital Trust IV. The trust is a statutory business trust created under the laws of Delaware. The Corporation owns all of the common securities of Capital Trust IV, which exists for the purpose of issuing preferred securities and investing the proceeds from the sale of the preferred securities in an equivalent amount of our 10.25% subordinated debentures. These subordinated debentures will mature on July 25, 2031, which date may be shortened to a date not before July 25, 2006, if certain conditions are met. The preferred securities will have preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common securities of the trust owned by the Corporation. The securities are shown on the balance sheet net of $0.5 million of capitalized issuance costs. Holders of preferred securities receive preferential cumulative cash distributions, at an annual rate of 10.25% of the liquidation amount of $1,000 per preferred security accruing from the date of original issuance and payable semiannually in arrears.

NOTE 9 -- CONTINGENCIES

In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions.

Irwin Mortgage Corporation (IMC) is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama relating to IMC's payment of broker fees to mortgage brokers. A second suit was filed in September, 2001 seeking consolidation with this case. In July, 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find IMC summarily liable for violating the Real Estate Settlement Procedures Act (RESPA). IMC filed a motion in opposition and these motions are now pending before the district court.

On October 31, 2001, the district court ordered the parties to file by November 14, 2001 supplemental briefs analyzing the import of a new HUD policy statement that explicitly disagrees with the appellate court's judicial interpretation regarding RESPA in its ruling that had upheld class certification in this case. In addition to responding to the district court's order, IMC is proceeding to file a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's ruling. Although management is unable at this stage of the litigation to determine a reasonable estimate of potential loss IMC could suffer, an adverse outcome in this litigation could subject IMC to substantial monetary damages that could be material to the Corporation's financial position.

Irwin Leasing Corporation (formerly Affiliated Capital Corp.), is a defendant in an action filed in the U.S. District Court for the Middle District of Pennsylvania relating to alleged misrepresentations made to obtain Medicare reimbursement for treatments performed with medical equipment financed by Irwin Leasing. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

In an amended complaint, Irwin Union Bank and Trust Company was named in place of Irwin Home Equity Corporation as a defendant in a suit filed in the U.S. District Court for the District of Massachusetts alleging that loan documents did not comply with provisions of the Truth in Lending Act relating to high rate loans. The suit also requests that the court certify a plaintiff class in this action. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the Corporation could suffer.

NOTE 10 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:

(In thousands, except share data)	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred shares	Effect of Convertible Shares	Diluted Earnings Per Share
Three months ended September 30, 2001
Net income available to common shareholders	$ 11,467	$ -	-	$ 700	$ 12,167
Shares	21,154	307	96	2,610	24,167
Per-Share amount	$ 0.54	$ (0.01)	-	$ (0.03)	$ 0.50

Nine months ended September 30, 2001
Net income before cumulative effect of change in accounting principle	$ 33,271	$ -	-	$ 2,101	$ 35,372
Shares	21,147	300	96	2,611	24,154
Per-Share amount	$ 1.57	$ (0.02)	(0.01)	$ (0.08)	$ 1.46
Cumulative effect of change in accounting principle	$ 175				$ 175
Per-Share amount	$ 0.01				$ 0.01
Net income	$ 33,446				$ 35,547
Per-Share amount	$ 1.58				$ 1.47

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred shares	Effect of Convertible Shares	Diluted Earnings Per Share
Three months ended September 30, 2000
Net income available to common shareholders	$ 9,128	$ -	$ -	$ -	$ 9,128
Shares	20,986	125	98	-	21,209
Per-Share amount	$ 0.43	$ -	$ -	$ -	$ 0.43

Nine months ended September 30, 2000
Net income available to common shareholders	$ 26,114	$ -	$ -	$ -	$ 26,114
Shares	21,001	136	76	-	21,213
Per-Share amount	$ 1.24	$ (0.01)	$ -	$ -	$ 1.23

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

The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2001 and 2000:

(In thousands)	Commercial Banking	Mortgage Banking	Home Equity Lending	Equipment Leasing	Venture Capital	Other	Consolidated
For the three months ended September 30, 2001
Net interest income, net of provision	$ 11,958	$ 8,517	$ 18,039	$ (367)	$ (156)	$ (1,981)	$ 36,010
Intersegment interest	(51)	(4)	(178)	(9)	-	242	0
Other revenue	3,947	52,163	8,404	383	(2)	(189)	64,706
Intersegment revenues	52	-	-	-	120	(172)	0
Total net revenues	15,906	60,676	26,265	7	(38)	(2,100)	100,716
Other expense	10,792	42,455	24,095	1,837	117	2,575	81,871
Intersegment expenses	633	348	150	-	-	(1,131)	0
Income before taxes	4,481	17,873	2,020	(1,830)	(155)	(3,544)	18,845
Income taxes	1,706	7,055	808	-	(63)	(2,060)	7,446
Income before minority interest	2,775	10,818	1,212	(1,830)	(92)	(1,484)	11,399
Minority interest	-	-	-	(68)	-	-	(68)
Net income (loss)	$2,775	$10,818	$1,212	($1,762)	($92)	($1,484)	$11,467
Assets at September 30, 2001	$ 1,527,909	$ 775,344	$ 573,929	$ 249,667	$ 12,846	$ (60,149)	$ 3,079,546

For the three months ended September 30, 2000
Net interest income, net of provision	$ 9,252	$ 3,725	$ 7,879	$ 612	$ (244)	$ (1,223)	$ 20,001
Intersegment interest	-	(524)	(487)	(13)	-	1,024	0
Other revenue	2,919	33,429	19,700	504	(13)	1,453	57,992
Intersegment revenues	43	-	-	-	100	(143)	0
Total net revenues	12,214	36,630	27,092	1,103	(157)	1,111	77,993
Other expense	8,664	29,999	20,233	1,670	121	2,061	62,748
Intersegment expenses	586	538	153	-	-	(1,277)	0
Income before taxes	2,964	6,093	6,706	(567)	(278)	327	15,245
Income taxes	1,167	2,398	2,745	-	(112)	(81)	6,117
Net income (loss)	$ 1,797	$ 3,695	$ 3,961	$ (567)	$ (166)	$ 408	$9,128
Assets at September 30, 2000	$ 1,061,797	$ 564,004	$ 405,173	$ 132,388	$ 15,053	$ (29,135)	$2,149,280

(In thousands)	Commercial Banking	Mortgage Banking	Home Equity Lending	Equipment Leasing	Venture Capital	Other	Consolidated
For the Nine months ended September 30, 2001
Net interest income, net of provision	$ 31,844	$ 18,847	$ 47,911	$ 2,128	$ (417)	$ (5,487)	$ 94,826
Intersegment interest	(108)	(667)	(1,255)	(33)	-	2,063	0
Other revenue	10,421	141,642	44,691	1,088	(4,709)	1,644	194,777
Intersegment revenues	157	-	-	-	510	(667)	0
Total net revenues	42,314	159,822	91,347	3,183	(4,616)	(2,447)	289,603
Other expense	30,695	117,291	73,152	6,193	531	7,049	234,911
Intersegment expenses	1,945	1,047	413	-	-	(3,405)	0
Income before taxes	9,674	41,484	17,782	(3,010)	(5,147)	(6,091)	54,692
Income taxes	3,757	16,354	7,113	-	(2,048)	(3,476)	21,700
Income before Minority Interest	5,917	25,130	10,669	(3,010)	(3,099)	(2,615)	32,992
Minority Interest	-	-	-	(279)	-	-	(279)
Income before cumulative effect of change in accounting principle	5,917	25,130	10,669	(2,731)	(3,099)	(2,615)	33,271
Cumulative effect of change in accounting principle	-	175	-	-	-	-	175
Net income (loss)	$ 5,917	$ 25,305	$ 10,669	$ (2,731)	$ (3,099)	$ (2,615)	$33,446
Assets at September 30, 2001	$ 1,527,909	$ 775,344	$ 573,929	$ 249,667	$ 12,846	$ (60,149)	$3,079,546

For the nine months ended September 30, 2000
Net interest income, net of provision	$ 26,265	$ 14,116	$ 22,471	$ 630	$ (603)	$ (5,279)	$ 57,600
Intersegment interest	-	(2,293)	(1,351)	(47)	(1)	3,692	0
Other revenue	8,714	94,622	49,478	514	7,407	(104)	160,631
Intersegment revenues	124	-	-	-	300	(424)	0
Total net revenues	35,103	106,445	70,598	1,097	7,103	(2,115)	218,231
Other expense	24,470	88,215	52,079	3,463	310	6,183	174,720
Intersegment expenses	1,834	1,661	993	-	-	(4,488)	0
Income before taxes	8,799	16,569	17,526	(2,366)	6,793	(3,810)	43,511
Income taxes	3,449	6,625	7,011	-	2,716	(2,404)	17,397
Net income (loss)	$ 5,350	$ 9,944	$ 10,515	$ (2,366)	$ 4,077	$ (1,406)	$26,114
Assets at September 30, 2000	$ 1,061,797	$ 564,004	$ 405,173	$ 132,388	$ 15,053	$ (29,135)	$2,149,280

PART I. - FINANCIAL STATEMENTS

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's discussion and analysis should be read in conjunction with the accompanying unaudited consolidated financial statements and footnotes. This discussion contains forward-looking statements that are based on management's expectations, estimates, projections and assumptions. Words such as "intend," "expected," "assumptions," "estimate," "anticipation," "believe," "projected," and similar expressions are intended to identify forward-looking statements, which include, but are not limited to, projections of business strategies and future activities. These statements are not guarantees of future performance and involve uncertainties that are difficult to predict. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; changes in the economies we serve; competition from other financial service providers for experienced managers as well as for customers; unanticipated difficulties in expanding our businesses, such as higher than expected entry costs in new markets; availability of appropriate investment opportunities; changes in the value of technology-related companies; legislative or regulatory changes, or governmental changes in monetary or fiscal policy.

Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net income (millions)	$11.5	$9.1	$33.4	$26.1
Basic earnings per share	0.54	0.43	1.58	1.24
Diluted earnings per share	0.50	0.43	1.47	1.23
Return on average equity(1)	21.74%	21.04%	22.25%	20.88%
Return on average assets(1)	1.30	1.67	1.46	1.82

___________
(1)  Annualized

     We recorded net income of $11.5 million for the three-month period ended September 30, 2001, up 25.6% from the same period in 2000. Net income was $33.4 million for the nine months ended September 30, 2001, up 28.1% compared to $26.1 million during the same period in 2000. Net income per share (diluted) was $0.50 during the three-month period ended September 30, 2001, up from $0.43 during the same period a year earlier. Net income per share (diluted) was $1.47 for the nine-month period ended September 30, 2001, up from $1.23 per share during the same period in 2000. Return on equity for the three and nine-month periods ended September 30, 2001 totaled 21.74% and 22.25%, respectively, compared with 21.04% and 20.88% during the same periods a year earlier.

     Irwin Financial Corporation has five principal lines of business:

  Commercial banking (includes Irwin Union Bank and Trust Company ("Irwin Union Bank") and Irwin Union Bank, F.S.B.)
  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank)
  Home equity lending (includes Irwin Home Equity Corporation and the related activities of Irwin Union Bank)
  Equipment leasing (includes Irwin Capital Holdings and the related activities of Irwin Union Bank)
  Venture capital (includes Irwin Ventures LLC and the related activities of Irwin Union Bank)

     Our commercial banking line of business continued to grow its loan portfolio during the third quarter of 2001; while its margin increased to 3.90%, up from 3.70% and 3.82% during the first two quarters of the year, respectively. Our mortgage banking line of business continued to experience strong production as a result of declining interest rates, with third quarter originations exceeding $2 billion. Our home equity lending line of business continued to see significant growth in production and in its managed portfolio during the third quarter of 2001, but recorded largely offsetting charges reflective of changing economic assumptions used to value residual interests. Our equipment leasing line of business incurred losses during the third quarter of 2001, principally the result of increased loss provisions taken during the quarter. Our venture capital line of business recorded minimal losses during the third quarter of 2001 attributable to operating expenses.

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(dollars in thousands)
Net income (loss):
Commercial Banking	$2,775	$1,797	$5,917	$5,350
Mortgage Banking	10,818	3,695	25,305	9,944
Home Equity Lending	1,212	3,961	10,669	10,515
Equipment Leasing	(1,762)	(567)	(2,731)	(2,366)
Venture Capital	(92)	(166)	(3,099)	4,077
Other (including consolidating entries)	(1,484)	408	(2,615)	(1,406)
	$11,467	$9,128	$33,446	$26,114

Commercial Banking

     Commercial banking activities are conducted by Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. (together, the "commercial bank"). In recent years, the commercial bank has implemented a growth plan that calls for expansion into selected new markets outside of its traditional markets in south-central Indiana using de novo offices staffed by senior commercial loan officers who have strong local ties and who can focus on providing personalized lending services to small businesses in that market. As a result, the commercial bank currently operates in nine counties in central and southern Indiana as well as Kalamazoo, Grandville (Grand Rapids), Lansing and Traverse City, Michigan; Brentwood (St. Louis), Missouri; Las Vegas and Carson City, Nevada; Louisville, Kentucky; Phoenix, Arizona; and Salt Lake City, Utah.

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(dollars in thousands)
Selected Income Statement Data:
Interest income	$26,321	$21,870	$77,728	$58,404
Interest expense	12,513	11,984	41,588	30,337
Net interest income	13,808	9,886	36,140	28,067
Provision for loan and lease losses	1,901	634	4,405	1,802
Noninterest income	3,999	2,962	10,578	8,838
Operating expense	11,425	9,250	32,639	26,304
Income before taxes	4,481	2,964	9,674	8,799
Income taxes	1,706	1,167	3,757	3,449
Net income	$2,775	$1,797	$5,917	$5,350

Selected Balance Sheet Data at End of Period:	September 30, 2001	December 31, 2000
Total assets	$1,527,909	$1,167,559
Loans	1,415,547	1,067,980
Allowance for loan and lease losses	12,219	9,228
Deposits	1,292,546	998,892
Shareholders' equity	96,292	68,539
Daily Averages:
Assets	$1,328,393	$956,744
Loans	1,215,425	879,875
Allowance for loan and lease losses	10,438	8,133
Deposits	1,197,635	851,386
Shareholder's equity	78,892	57,214
Shareholder's equity to assets	5.94%	5.98%

     Net Income

      Commercial banking net income was $2.8 million during the third quarter of 2001 and $5.9 million year to date. This compares to 2000 quarter to date and year to date net income of $1.8 million and $5.4 million, respectively. Results in 2001 and 2000 reflect the continued growth and expansion efforts of our commercial banking business into new markets.

     Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(dollars in thousands)
Net interest income on a taxable equivalent basis(1)	$13,864	$9,931	$36,312	$28,231
Average interest earning assets	1,409,062	938,715	1,272,923	861,732
Net interest margin	3.90%	4.21%	3.81%	4.38%

___________

(1)  Reflects what net interest income would be if all interest income were subject to federal and state income taxes, annualized for interim periods.

     Net interest income on a taxable equivalent basis for the third quarter of 2001 was $13.9 million, compared to $9.9 million during the same period in 2000. For the nine-month period ended September 30, 2001, net interest income on a tax equivalent basis totaled $36.3 million, an increase of 28.6% from the same period in 2000. Net interest income is the product of net interest margin and average earning assets. The 2001 improvement in net interest income resulted from an increase in our commercial banking loan portfolio as a result of its expansion efforts.

     Annualized net interest margin during the third quarter of 2001 was 3.90%, compared to 4.21% during the same period in 2000. Net interest margin for the year to date during 2001 has been 3.81%, compared to 4.38% during the same period in 2000. The reduction in net interest margin is due primarily to the fact that the commercial bank has been negatively impacted by repricing a significant portion of its commercial loan portfolio, which is tied to the prime rate, in advance of corresponding declines in its funding base which is more closely tied to LIBOR and similar market driven rate indices.

     Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended September 30,	Nine Months Ended September 30,

	2001	2000	2001	2000
	(dollars in thousands)

Trust fees	$521	$538	$1,671	$1,704
Service charges on deposit accounts	1,102	559	2,281	1,600
Insurance commissions, fees and premiums	438	396	1,359	1,357
Gain from sales of loans	657	73	1,690	169
Loan servicing fees	176	258	515	756
Brokerage fees	395	535	1,204	1,566
Other	710	603	1,858	1,686
Total noninterest income	$3,999	$2,962	$10,578	$8,838
Total noninterest income to total net revenues	25.1%	24.3%	25.0%	25.2%

     Noninterest income during the third quarter of 2001 totaled $4.0 million, an increase of 35.0% compared to the third quarter of 2000. Year to date 2001 noninterest income totaled $10.6 million, an increase of 19.7% compared to the same period in 2000. The increase in noninterest income in 2001 is primarily attributable to our expansion into new markets, increased mortgage production, and increased fee income on deposit accounts related to new fee structures put into place mid-year 2001.

     Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
(dollars in thousands)
Salaries and employee benefits	$6,761	$5,461	$19,184	$15,834
Other expenses	4,664	3,789	13,455	10,470
Total operating expenses	$11,425	$9,250	$32,639	$26,304
Number of employees at period end(1)	467	410

___________
(1)  On a full time equivalent basis.

     Operating expenses during the third quarter of 2001 totaled $11.4 million, an increase of 23.5% compared to the third quarter of 2000. Year to date 2001 operating expenses totaled $32.6 million, an increase of 24.1% compared to the same period in 2000. The increase in operating expenses in 2001 is primarily attributable to our expansion into new markets.

     Balance Sheet

     Total assets as of September 30, 2001 at the commercial banking line of business were $1.5 billion, compared to $1.2 billion at December 31, 2000. Average earning assets for the three-month and nine-month periods ended September 30, 2001 were $1.4 billion and $1.3 billion, respectively, compared to $0.9 billion during both the same periods in 2000. The most significant component of the increase in 2001 was an increase in loans as a result of the commercial bank's expansion efforts into new markets. Average deposits for the three-month and nine-month periods ended September 30, 2001 were $1.3 billion and $1.2 billion, respectively, compared to $0.9 billion and $0.8 billion during the same periods in 2000.

     Credit Quality

     The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

September 30,	December 31,
2001	2000
(dollars in thousands)
Nonperforming loans	$2,265	$2,469
Other real estate owned	125	230
Total nonperforming assets	$2,390	$2,699
Nonperforming assets to total assets	0.16%	0.23%
Allowance for loan losses	$12,219	$9,228
Allowance for loan losses to total loans	0.86%	0.86%

Three Months Ended September 30,	Nine Months Ended September 30,
2001	2000	2001	2000
For the Period Ended:
Provision for loan losses	$1,901	$634	$4,405	$1,802
Net charge-offs	$682	$103	$1,414	$618
Net charge-offs to average loans	0.20%	0.04%	0.12%	0.10%

Mortgage Banking

     Irwin Mortgage Corporation, in combination with the related activities of Irwin Union Bank, (together, the mortgage banking line of business) originates, purchases, sells, and services conventional and government agency backed (i.e., FHA and VA) residential mortgage loans throughout the United States.

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Selected Income Statement Data:
Net interest income	$8,435	$3,156	$18,026	$11,757
Provision for loan losses	78	45	154	66
Loan origination fees	15,477	9,059	43,007	25,417
Gain on sales of loans	30,166	11,469	74,602	33,977
Loan servicing fees	13,078	12,602	37,876	38,939
Amortization and impairment of servicing assets, net of hedging	(8,212)	(9,726)	(23,818)	(21,606)
Gain on bulk sales of servicing rights	298	8,709	6,079	14,432
Other income	1,356	1,316	3,896	3,463
Total net revenue	60,676	36,630	159,822	106,445
Operating expense	42,803	30,537	118,338	89,876
Income before taxes	17,873	6,093	41,484	16,569
Income taxes	7,055	2,398	16,354	6,625
Net income before cumulative effect of change in accounting principle	$10,818	$3,695	$25,130	$9,944
Cumulative effect of change in accounting principle	--	--	175	--
Net income	$10,818	$3,695	$25,305	$9,944
Selected Operating Data:
Mortgage loan originations	$2,028,354	$1,043,456	$6,388,294	$2,986,445
Servicing sold as a % of production	4.4%	97.1%	27.9%	85.1%
Selected Balance Sheet Data at End of Period:	September 30, 2001	December 31, 2000
Total assets	$775,344	$523,920
Mortgage loans held for sale	447,519	249,580
Mortgage servicing assets	152,910	121,555
Short-term debt	320,753	215,826
Long-term debt	--	3,951
Shareholders' equity	69,457	47,828
Selected Operating Data:
Servicing portfolio:
Balance at end of period	11,667,136	9,196,513
Weighted average coupon rate	7.46%	7.76%
Weighted average servicing fee	0.45	0.43

     Net Income

     Net income from mortgage banking for the three months and nine months ended September 30, 2001 totaled $10.8 million and $25.3 million, respectively. This compares with net income during the same periods in 2000 of $3.7 million and $9.9 million, respectively. The increase over 2000 primarily relates to increased production as a result of a declining interest rate environment.

     The following table shows the composition of our originations by loan categories for the periods indicated:

Three Months Ended September 30,			Nine Months Ended September 30,
2001		2000	2001	2000
	(dollars in thousands)
Total originations	$2,028,354	$1,043,456	$6,388,294	$2,986,445
Percent retail loans	37.3%	36.7%	34.7%	36.2%
Percent wholesale loans	56.8	54.8	60.4	55.3
Percent brokered (1)	5.9	8.5	4.9	8.5
Percent refinances	45.0	13.2	49.8	13.7

___________
(1)  Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and     owned by unrelated third parties.
     Mortgage loan originations for the three months and nine months ended September 30, 2001 totaled $2.0 billion and $6.4 billion, respectively. As a result of the declining interest rate environment, these production levels are up significantly compared to origination volumes during the same periods in 2000 which totaled $1.0 billion and $3.0 billion, respectively. Refinanced loans accounted for 45.0% of loan production in the third quarter of 2001, and 49.8% year to date. This compares with 2000 refinances which were 13.2% and 13.7%, respectively, of loan production in the comparable periods. Higher production volume caused mortgage loan origination income to increase 70.8% in the third quarter 2001 compared to 2000. For the nine-month period ended September 30, 2001, origination income has increased 69.2% over the same period in 2000.

     As a result of declining rates and resulting higher loan production during 2001, gains on the sale of loans during the three-month and nine-month periods ended September 30, 2001 increased 163.0% and 119.6%, respectively, compared to the same periods in 2000.

     Net Revenue

     Net revenue for the three-month and nine-month periods ended September 30, 2001 totaled $60.7 million and $159.8 million, respectively. Net revenues during the comparable periods in 2000 totaled $36.6 million and $106.4 million. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	200	2000	2001	2000
	(dollars in thousands)
Net interest income	$8,435	$3,156	$18,026	$11,757
Provision for loan losses	78	45	154	66
Loan origination fees	15,477	9,059	43,007	25,417
Gain on sales of loans	30,166	11,469	74,602	33,977
Servicing fees	13,078	12,602	37,876	38,939
Amortization and impairment of servicing assets, net of hedging	(8,212)	(9,726)	(23,818)	(21,606)
Gain on sales of bulk servicing	298	8,709	6,079	14,432
Other income	1,356	1,316	3,896	3,463
Total net revenue	$60,676	$36,630	$159,822	$106,445

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the three-month and nine-month periods ended September 30, 2001, totaled $8.4 million and $18.0 million, respectively. This compares to 2000 net interest income during the same periods which totaled $3.2 million and $11.8 million, respectively. Included in the nine-month period ended September 30, 2000 interest income was $3.0 million related to interest earned from a refund of federal income taxes relating to a prior period tax return. Excluding the impact of the tax refund in 2000, net interest income for the nine-month period ended September 30, 2001 increased 105.8% compared to the same period in 2000.

     Loan origination fees for the third quarter of 2001 and year to date totaled $15.5 million and $43.0 million, respectively. This compares to $9.1 million and $25.4 million during the same periods in 2000. The percentage increase in loan origination fees is not proportionate to loan origination growth due to the high percentage of refinances which have occurred in 2001.

     Gain on sale of loans is income recognized when loans are pooled and sold into the secondary mortgage market. Gain on sale of loans for the three-month and nine-month periods ended September 30, 2001 totaled $30.2 million and $74.6 million, respectively. This compares to $11.5 million and $34.0 million, respectively, during the same periods in 2000.

     Servicing fee income is recognized by collecting fees which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $13.1 million and $37.9 million, respectively, for the three-month and nine-month periods ended September 30, 2001. Servicing fee income for the same periods in 2000 totaled $12.6 million and $38.9 million, respectively.

     Amortization and impairment of servicing assets, net of hedging, include amortization expense and valuation adjustments relating to the carrying value of mortgage servicing assets. The amortization expense recorded related to mortgage servicing rights is based on the estimated lives of the underlying loans. Impairment is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. The amortization and impairment of servicing assets, net of hedging, of $8.2 million for the three-month period ended September 30, 2001, represents a 15.6% decrease over the same period in 2000. For the nine-month period ended September 30, 2001, amortization and impairment of servicing assets, net of hedging, totaled $23.8 million which represented a 10.2% increase over the same period in 2000. Amortization expense totaled $9.5 million and $23.7 million, respectively, during the three-month and nine-month periods ended September 30, 2001. Impairment expense totaled $41.9 million and $42.5 million, respectively during the three-month and nine-month periods ended September 30, 2001. This expense was more than offset by hedging gains of $43.2 million and $42.5 million, respectively during the same periods. Declining rates caused an increase in actual and expected prepayments in underlying loans and increased impairment levels in mortgage servicing assets. At September 30, 2001, the mortgage line of business held $22.4 billion notional amount of Eurodollar future contracts related to economically hedging these servicing assets. The current hedging activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting"under SFAS 133. As a result, these derivatives are accounted for as trading assets, and changes in fair value are adjusted through earnings as trading gains or losses, while the underlying servicing asset being hedged is accounted for at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow, whether through bulk sales or ongoing servicing fees. The decision to sell or retain servicing is based on a balance of current market conditions and the interest rate risk tolerance of the business. Total servicing sales represented 4.4% of the loan production during the third quarter of 2001 based on loan originations, compared to 97.1% of the loan production during the same period in 2000. Servicing sales represented 27.9% of the loan production during the nine-month period ended September 30, 2001, compared to 85.1% of the loan production during the same period in 2000. The decrease in 2001 relates to both higher levels of servicing retained on conventional servicing as well as a decrease in bulk servicing sales.

     There were no significant bulk servicing sales in the third quarter of 2001. Bulk servicing sales of $0.6 billion of a total $1.0 billion of sold servicing was sold during the three-month period ended September 30, 2000, producing a $8.7 million pre-tax gain. Bulk servicing sales of $0.6 billion of a total $1.8 billion of sold servicing was sold during the nine-month period ended September 30, 2001, generating a $6.1 million pre-tax gain. This compares to bulk servicing sales of $1.5 billion of a total $2.5 billion of sold servicing during the nine-month period ended September 30, 2000, which generated a $14.4 million pre-tax gain.

     Operating Expenses

     The following table sets forth operating expenses for this line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Salaries and employee benefits	$29,316	$18,399	$79,170	$54,328
Other expenses	13,487	12,138	39,167	35,548
Total operating expenses	$42,803	$30,537	$118,337	$89,876
Number of employees (1)	1,431	1,297

___________
(1)  On a full time equivalent basis.

     Operating expenses for the three-month period ended September 30, 2001, totaled $42.8 million, a 40.2% increase over the same period in 2000. For the nine-month period ended September 30, 2001, operating expenses totaled $118.3 million, a 31.7% increase over the same period in 2000. Salaries and employee benefits during the three-month and nine-month periods ended September 30, 2001, totaled $29.3 million and $79.2 million, respectively. This compares to salaries and employee benefits of $18.4 million and $54.3 million during the same periods in 2000. These fluctuations reflect the increased production activities throughout 2001.
     Mortgage Servicing

     The following table shows information about our mortgage servicing portfolio for the periods indicated:

	At orFor the
	Nine Months Ended September 30,	Year Ended December 31,
	2001	2000
	(portfolio in billions)
Beginning portfolio	$9.2	$10.5
Mortgage loan closings	6.4	4.1
Sales of servicing rights	(1.8)	(4.1)
Run-off (1)	(2.1)	(1.3)
Ending portfolio	$11.7	$9.2

Number of loans (end of period)	117,301	103,069
Average loan size	$99,464	$89,200
Percent GNMA and state housing programs	69%	75%
Percent conventional insured and other	26	21
Percent warehouse	5	4
Delinquency ratio	8.6	9.3
Capitalized servicing to servicing portfolio	1.3	1.3

___________
(1)  Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by     mortgagees and early repayment of an entire loan.

     Our mortgage servicing portfolio totaled $11.7 billion at September 30, 2001, a 26.9% increase from December 31, 2000. Irwin Mortgage has followed a strategy of managing interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should interest rates decline. This line of business sold servicing rights during these periods to help manage its investment in the portfolio and to monetize existing gains in its servicing portfolio. Due to the relatively low coupon on current production, consistent with its sales strategy, in recent months the line of business has chosen to retain more conventional servicing in its portfolio.

     Mortgage servicing assets are recorded at the lower of their cost or market value, and a valuation allowance is recorded for any impairment. At September 30, 2001, the market value of these assets was estimated to be $165.6 million in the aggregate, or $12.7 million greater than the carrying value on the balance sheet. At December 31, 2000, the market value of these assets was estimated to be $165.1 million in the aggregate, or $43.6 million greater than the carrying value on the balance sheet.

     The following table shows the composition of our mortgage servicing portfolio by interest rate at September 30, 2001:

Coupon	Unpaid Balance	Percentage of Portfolio	Weighted Average Months	Mortgage Servicing Rights (MSR)	MSR as a Percent of Unpaid Balance

	(dollars in billions)			(dollars in millions)
< 6.99%	$2.1	17.7%	303.2	$28.3	1.4%
7.00-7.99%	6.4	54.9	329.3	82.3	1.3
8.00-8.99%	2.7	23.4	324.7	32.3	1.2
> 9.00%	0.4	3.4	337.2	7.1	1.8
Subtotal	11.6	99.4	--	150.0	1.3
Loans in process	0.1	0.6	--	2.9	--
Total	$11.7	100%	323.8	$152.9	1.3%

Home Equity Lending

     The home equity lending line of business originates and services home equity and first mortgage loans nationwide through direct mail and telemarketing, broker and correspondent channels, whole loan acquisition channels and Internet-based solicitations.

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2001	2000	2001	2000

	(dollars in thousands)
Selected Income Statement Data:
Net interest income	$18,145	$7,392	$47,240	$21,254
Provision for loan losses	(284)	--	(584)	(134)
Gain on sales of loans	37,408	16,137	70,716	34,938
Loan origination fees	523	131	874	440
Loan servicing fees	3,416	1,968	9,702	5,081
Amortization and impairment of servicing assets	(775)	(394)	(1,941)	(1,104)
Trading gains (losses)	(32,177)	1,832	(34,723)	10,123
Other income	9	26	63	-
Total net revenues	26,265	27,092	91,347	70,598
Operating expenses	24,245	20,386	73,565	53,072
Income before taxes	2,020	6,706	17,782	17,526
Income taxes	808	2,745	7,113	7,011
Net income	$1,212	$3,961	$10,669	$10,515

Selected Operating Data:
Loan volume:
Lines of credit	$91,118	$66,862	$171,145	$173,938
Loans	259,279	126,103	631,414	427,100
Gain on sale of loans to loans securitized	8.33%	7.72%	8.31%	6.18%
	September 30, 2001	December 31, 2000
Selected Balance Sheet Data:
Total assets	$573,929	$550,526
Home equity loans, net of allowance for loan losses	36,276	4,010
Home equity loans held for sale	203,861	330,208
Residual interests (1)	197,486	152,614
Short-term debt	67,896	163,595
Shareholders' equity	110,338	99,586
Selected Operating Data:
Total managed portfolio balance at end of period	2,162,877	1,825,527
Weighted average coupon rate:
Lines of credit	11.69%	14.04%
Loans	13.37	13.09
Delinquency ratio	4.7	4.3

___________
(1)  Included in trading assets on our consolidated balance sheet.

     Net Income

     Our home equity lending business recorded net income of $1.2 million and $10.7 million, respectively, during the three-month and nine-month periods ended September 30, 2001. This compares to net income recorded during the same periods in 2000 of $4.0 million and $10.5 million, respectively. Actual credit performance continues to meet management's expectations. The decrease in net income in the third quarter principally reflects an increase in the loss rates and prepayment speeds, and the discount rate used to value future cash flows from our portfolio of securitized loans. The assumptions were increased to reflect the increased uncertainty in the national economy.

     Net Revenue

     Net revenue for the three-month period ended September 30, 2001, totaled $26.3 million, compared to $27.1 million during the same period in 2000. Net revenue for the nine-month period ended September 30, 2001 totaled $91.3 million, up 29.4% from the same period in 2000.

     During the three-month period ended September 30, 2001, our home equity lending business produced (originated and acquired) $350.4 million of home equity loans, compared to $193.0 million during the same period in 2000. For the nine-month period ended September 30, 2001, our home equity lending business produced $802.6 million of home equity loans, up 33.5% from the same period in 2000 volume of $601.0 million. Our home equity lending business had $240.1 million of net loans and loans held for sale at September 30, 2001, compared to $334.2 million at December 31, 2000.

     Net interest income increased to $18.1 million for the three-month period ended September 30, 2001, an increase of 145.5% compared to the same period in 2000. For the nine-month period ended September 30, 2001, net interest income totaled $47.2 million, a 122.3% increase over the same period in 2000. The increased net interest income recognized in 2001 is primarily the result of the increased managed portfolio. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which totaled $7.9 million during the third quarter of 2001 versus $3.6 million during the same period in 2000. For the nine-month period ended September 30, 2001, total accretion of the discount on the residual interests amounted to $22.6 million, compared to $8.9 million during the same period in 2000.

     Gains on sale of loans in the three-month period ended September 30, 2001 totaled $37.4 million, compared to $16.1 million during the same period in 2000. During the nine-month period ended September 30, 2001, gains on sale of loans totaled $70.7 million, compared to $34.9 million during the same period in 2000. The line of business securitized $448.9 million of loans in the three-month period ended September 30, 2001, compared to $209.0 million for the same period in 2000. To fulfill our delivery commitments under the asset-back securities we sold in the third quarter 2001, we intend to sell an additional $226.6 million of loans into the securitization trust during the fourth quarter of 2001. The line of business securitized $850.8 million of loans during the nine-month period ended September 30, 2001, compared to $565.2 million of loans delivered during the same period in 2000. The gain on sale of loans relative to the principal balance of loans sold increased during the current period due to improvement in net funding. These improvements include a higher mix of loans originated with fees for early repayment, a higher risk-adjusted interest rate on the underlying collateral, a lower relative acquisition cost structure due to continued expansion of new distribution channels, an ability to sell a portion of the residual interest at inception of the securitization transaction, and otherwise improved excess spread due to benefits realized from the company's consistent performance history to date.

     Loan servicing fee income consists of servicing fees applied to the ongoing servicing of our home equity loans, which are approximately three quarters of one percent to one percent of the outstanding principal balance of the securitized loans. The servicing portfolio, which includes loans held on the balance sheet as well as securitized loans, increased to $2.2 billion at September 30, 2001, an increase of 18.7% over December 31, 2000. Loan servicing fee income was $3.4 million during the three-month period ended September 30, 2001, compared to $2.0 million for the same period in 2000. Servicing fee income increased for the nine-month period ended September 30, 2001 to $9.7 million, compared to $5.1 million during the same period in 2000. The increase in servicing fees is due to the growth in the servicing portfolio.

     Amortization and impairment of servicing assets include amortization expense and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At September 30, 2001, net servicing assets totaled $14.1 million, compared to a balance of $7.7 million at December 31, 2000. Servicing asset amortization and impairment expense totaled $0.8 million during the three-month period ended September 30, 2001, compared to $0.4 million during the same period in 2000. Servicing asset amortization and impairment expense was $1.9 million for the nine-month period ended September 30, 2001, compared to $1.1 million during the same period in 2000.

     Trading gains (losses) includes adjustments to the carrying values of our residual interests and unrealized gains on residual interests from securitizations. Residual interests had a balance of $197.5 million at September 30, 2001 and $152.6 million at December 31, 2000. Included in the market valuation assumptions are estimated lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Loss experience relative to assumptions to date has been favorable with respect to the portfolio.

     During the three-month period ended September 30, 2001, the line of business recorded an unrealized trading loss of $31.4 million to adjust the carrying value of residual interests to their estimated fair values. Also included in trading gains (losses) was an unrealized gain on sale of residual interests of $3.9 million and a derivative loss of $4.3 million. Included in trading gains (losses) during the nine-month period ended September 30, 2001, was an unrealized trading loss of $39.4 million related to residual interests, unrealized gain on sale of residual interests of $9.3 million, and a derivative loss of $4.3 million. During the three-month period ended September 30, 2000, the line of business recorded in trading gains (losses) an unrealized trading gain of $0.6 million, an unrealized gain on sale of residual interests of $1.5 million, and a hedging loss of $0.2 million. During the nine-month period ended September 30, 2000, the line of business recorded an unrealized trading gain of $6.0 million, an unrealized gain on sale of residual interests of $4.2 million, and a derivative loss of $0.1 million.

     The increased trading loss in the third quarter principally reflects an increase in the assumptions regarding loss rates and prepayment speeds, and the discount rate used to value future cash flows from our portfolio of securitized loans. The assumptions were increased to reflect the increased uncertainty in the national economy. As a result, the company recorded additional impairment charges totaling $31.6 million. These additional charges related principally to three elements. First, the company increased its loss estimates to a weighted average annualized loss rate of 2.48%, which accounted for $14.6 million of the impairment. Reflecting this adjustment, the company is reserved at a multiple of approximately 3.5 times its level of annualized charge-offs. Second, the company increased its discount rate assumptions used in valuing its residual interests which resulted in $7.6 million of impairment. Aggregate discount rates were raised to reflect the increased uncertainty in the volatility of our cash flows in the current environment and are 18.8% on a weighted average basis, compared with 16.8% as of June 30, 2001. Third, given the lower interest rate environment and expectations of higher prepayment activity, we increased assumptions for future prepayment speeds to 24.9% on a weighted average basis, which resulted in an additional impairment charge of $9.4 million.

     Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

Three Months Ended September 30,			Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)

Salaries and employee benefits	$14,521	$10,812	$44,914	$26,807
Other	9,724	9,574	28,651	26,265
Total operating expenses	$24,245	$20,386	$73,565	$53,072
Number of employees at period end	786	599

     Operating expenses were $24.2 million and $73.6 million, respectively, during the three-month and nine-month periods ended September 30, 2001. Operating expenses for the comparable periods in 2000 totaled $20.4 million and $53.1 million, respectively. These increases reflect the growth in the managed portfolio and growth in production.

     Residual Interests

     As a fundamental part of our home equity lending business and financing strategy, we sell substantially all of our loans or other assets into the capital markets in the form of asset-backed securities using securitizations. In a securitization, loans or other assets that we have originated or purchased are sold to a trust for a cash purchase price and an interest in the loans or other assets securitized in the form of the excess spread. The cash purchase price is raised through an offering of bonds issued by the trust. Investors in the securitization are entitled to receive the principal collected on the loans or other assets, and the stated interest rate on the bond. We are entitled to receive the excess spread. The excess spread generally represents, over the estimated life of the loans or other assets, the excess of the weighted average coupon on each pool of loans or other assets sold over the sum of the bond interest rate plus a normal servicing fee, and other expenses which typically include a trustee fee and an insurance fee. Valuation of the excess spread includes an estimate of annual future credit losses related to the loans or other assets securitized. These reported cash flows are discounted when computing the value of the residual interests.

     We recognize the gain on sale of loans or other assets in the period in which such loans or other assets are sold, although cash (representing the excess spread and servicing fees) is received by us over the lives of the loans or other assets. Concurrent with recognizing such gain on sale, we record the excess spread as residual interests which is indicated on our consolidated balance sheet as part of "trading assets." We recognize as gain on sale of loans an amount equal to the residual interest less origination and underwriting costs.

     In accordance with the provisions of Statement of Financial Accounting Standards, or SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", we classify these residual interests as "trading assets" and, as such, they are recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. In the first quarter of 2001, we began using loss frequency curves instead of static loss assumptions in an effort to project future credit losses, in a manner more aligned with the observed behavior of the loans.

     At September 30, 2001, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions on our owned portfolio are as follows:

September 30, 2001
(dollars in thousands)
Balance sheet carrying value of residual interests--fair value	$197,486
Weighted-average life (in years)	2.82

Prepayment speed assumptions (annual rate)	24.85%
Impact on fair value of 10% adverse change	$(3,666)
Impact on fair value of 25% adverse change	(15,071)

Expected credit losses (annual rate)	2.48%
Impact on fair value of 10% adverse change	$(9,134)
Impact on fair value of 25% adverse change	(22,107)

Residual cash flows discount rate (annual)	18.81%
Impact on fair value of 10% adverse change	$(8,534)
Impact on fair value of 25% adverse change	(20,185)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value of residuals based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities.

Securitization Transactions and Assumptions

     Detailed information with respect to pool sizes and age as well as the assumptions on loss expectations and prepayment speeds used to value residual interests created through securitizations by product is as follows as of September 30, 2001 (includes owned and subserviced portfolio):

	Original Balance Sold	Current Balance	Month Closed	Age of Deal (Months)	Actual Annualized Loss Rate as a % of Original Balance	Actual Cumulative Losses as a % of Original Balance	Original Projected Cumulative Losses (Lifetime) as a % of Original Balance	Original Projected Cumulative Losses (Through Sept 2001) as a % of Original Balance	Remaining Projected Cumulative Losses (Lifetime) as a % of Original Balance	Weighted avg. constant prepayment rate (CPR)	Weighted Average Coupon (WAC)
	(dollars in thousands)
HELOCs (<=100% CLTV)
95-2 HELOCs	$51,584	$--	Nov-95	N/A	0.40%	2.24%	1.36%	1.35%	0.00%	N/A	N/A
96-1 HELOCs	76,000	8,614	Oct-96	60	0.26	1.30	1.37	1.32	0.05	36	11.56
97-1 HELOCs	55,000	7,507	Jun-97	52	0.27	1.15	1.30	1.21	0.09	33	11.36
97-2 HELOCs	70,000	12,573	Nov-97	47	0.28	1.10	1.34	1.15	0.18	41	11.45
98-1 HELOCs	124,280	42,683	Jun-98	40	0.25	0.83	1.65	1.10	0.55	48	10.17
2000-1 HELOCs	66,803	49,365	Sep-00	13	0.08	0.08	3.38	0.40	2.99	35	9.92
2001-1 HELOCs	27,719	26,006	Mar-01	7	0.00	0.00	5.01	0.12	4.89	21	9.77
2001-2 HELOCs	56,505	56,030	Sep-01	1	0.00	0.00	4.35	0.00	4.35	26	9.68
Total/Weighted Average	$527,891	$202,778		35	0.25%	0.73%	2.28%	0.87%	1.41%	34%	10.11%
HELs (<=100% CLTV)
96-1 HELs	$64,000	$--	Oct-96	N/A	0.14%	0.68%	1.30%	1.29%	0.00%	N/A	N/A
97-1 HELs	45,000	4,876	Jun-97	52	0.21	0.91	1.29	1.25	0.04	43	14.49
97-2 HELs	60,000	10,406	Nov-97	47	0.25	1.00	1.25	1.09	0.15	35	13.78
98-1 HELs	70,005	19,026	Jun-98	40	0.13	0.43	1.38	1.01	0.37	46	12.39
99-1 HELs	92,999	32,171	Feb-99	32	0.29	0.76	1.36	0.90	0.46	47	11.71
99-2 HELs	45,000	20,746	Jun-99	26	0.68	1.46	1.77	0.83	0.94	43	11.32
99-3 HELs	107,657	59,972	Nov-99	23	0.45	0.87	1.81	0.69	1.12	45	12.40
2000-1 HELs	123,971	92,922	Sep-00	13	0.23	0.25	2.62	0.39	2.23	33	12.47
2001-1 HELs	124,951	108,545	Mar-01	7	0.00	0.00	5.26	0.25	5.02	18	12.38
2001-2 HELs	124,873	124,165	Sep-01	1	0.00	0.00	4.36	0.00	4.36	22	11.44
Total/Weighted Average	$858,456	$472,829		22	0.27%	0.49%	2.72%	0.59%	2.13%	30%	12.11%
First Mortgages (<=100% CLTV)
98-1 First	$7,495	$3,736	Jun-98	39	0.00%	0.00%	0.82%	0.68%	0.14%	62%	8.73%
99-1 First	60,001	41,986	Feb-99	31	0.08	0.21	1.00	0.56	.44	25	8.53
99-2 First	15,021	9,711	Jun-99	27	0.00	0.00	0.94	0.49	0.45	20	8.59
99-3 First	25,246	19,347	Nov-99	22	0.20	0.36	0.81	0.41	0.40	27	9.19
2001-1 First	4,058	3,549	Mar-01	7	0.00	0.00	1.02	0.09	0.93	18	9.80
Total/Weighted Average	$111,821	$78,329		28	0.08%	0.20%	0.94%	0.51%	0.43%	26%	8.77%
HELOCs (<=125%CLTV)
98-1 HELOC 125s	$7,499	$2,750	Jun-98	39	1.09%	3.54%	8.22%	4.79%	3.43%	34%	12.62%
99-3 HELOC 125s	38,320	26,025	Nov-99	23	2.22	4.26	9.38	3.19	6.19	25	12.81
2000-LB1 HELOC 125s	29,919	25,270	Jun-00	14	0.87	1.02	12.28	2.14	10.15	17	13.03
2001-1 HELOC 125s	30,812	29,227	Mar-01	7	0.79	0.46	12.00	0.52	11.48	19	13.53
2001-2 HELOC 125s	55,383	55,037	Sep-01	1	0.00	0.00	10.67	0.00	10.67	23	12.41
Total/Weighted Average	$161,933	$138,309		12	1.51%	1.45%	10.80%	1.47%	9.33%	22%	12.84%
HELs (<=125% CLTV)
99-2 HEL 125s	$119,178	$70,366	Jun-99	28	1.74%	4.07%	6.81%	3.54%	3.27%	30%	13.66%
99-3 HEL 125s	70,658	48,642	Nov-99	23	1.45	2.78	7.80	3.09	4.71	25	14.74
2000-A1 HEL 125s	122,243	87,919	Jun-00	16	1.21	1.61	13.97	2.11	11.86	19	15.27
2000-1 HEL 125s	166,330	140,204	Sep-00	13	0.87	0.94	4.35	1.78	2.57	27	13.63
2001-1 HEL 125s	219,765	199,677	Mar-01	7	0.13	0.08	13.16	0.82	12.34	15	15.00
2001-2 HEL 125s	212,101	211,381	Sep-01	1	0.00	0.00	11.52	0.00	11.52	17	15.00
Total/Weighted Average	$910,275	$758,189		12	1.16%	1.15%	10.03%	1.51%	8.52%	20%	14.64%
Purchased PNB 99-1 HELOCs (<=100% CLTV)	$500,000	$199,133	May-99	29	0.92%	2.23%	3.81%	2.53%	1.28%	34%	11.16%
Immediate Credit (Program Discontinued)
99-3 HEL ImmedCredit	$524	$248	Nov-99	23	6.39%	12.24%	19.03%	6.65%	12.38%	14%	14.90%
99-3 HELOC ImmedCredit	13,903	6,706	Nov-99	23	7.88	15.11	16.48	6.78	9.70	27	14.27
2000-LB1 HELOC ImmedCredit	69,267	46,584	Jun-00	15	4.67	5.84	19.02	4.74	14.28	28	13.98
Total/Weighted Average	$83,694	$53,538		16	5.44%	7.42%	18.60%	5.09%	13.51%	28%	14.02%

Grand Total	$3,154,070	$1,903,105		22	0.57%	1.02%	5.19%	0.98%	4.21%	26%	12.77%

     Home Equity Servicing

      The following table shows certain information about our home equity servicing portfolio at the dates indicated:

	September 30, 2001	December 31, 2000

Owned	(in thousands)
Balance	$2,024,661	$1,625,719
Delinquency ratio	4.61%	4.35%

Owned and Subserviced
Balance	$2,162,877	$1,825,527
Delinquency ratio	4.71%	4.31%

     Our home equity lending business continues to service loans it has securitized. The servicing portfolio, which includes loans held on the balance sheet as well as securitized loans, increased to $2.2 billion at September 30, 2001, an increase of 18.7% over December 31, 2000. The business earns a servicing fee of approximately three quarter of one percent to one percent of the outstanding principal balance of the securitized loans. Servicing fee income was $3.4 million and $9.7 million, respectively, during the three-month and nine-month periods ended September 30, 2001. This compares to servicing fees earned during the same periods in 2000 of $2.0 million and $5.1 million, respectively. The increase in servicing fees is due to the growth in the servicing portfolio.

Equipment Leasing

     During 1999, the Corporation formed a new leasing subsidiary, Irwin Business Finance. The company began lease originations in early 2000. On July 14, 2000, the Corporation completed its acquisition of a 78% ownership position in Onset Capital Corporation, a Canadian small-ticket equipment leasing company. Irwin Business Finance, Onset Capital Corporation, and Irwin Franchise Capital Corporation (all direct or indirect subsidiaries of Irwin Union Bank), form Irwin Capital Holdings, Inc., our equipment leasing line of business.

     The following table shows selected financial information for our equipment leasing line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Selected Income Statement Data:
Net interest income	$2,367	$999	$6,246	$1,492
Provision for loan and lease losses	(2,743)	(400)	(4,151)	(909)
Noninterest income	383	504	1,088	514
Total net revenues	7	1,103	3,183	1,097
Salaries, pension, and other employee expense	1,541	1,017	4,431	2,141
Other expense	296	653	1,761	1,322
Income before taxes and minority interest	(1,830)	(567)	(3,009)	(2,366)
Minority interest	(68)	--	(278)	--
Loss before taxes	$(1,762)	$(567)	$(2,731)	$(2,366)
Selected Operating Data:
Net charge-offs	$1,450	$211	$2,945	$211
Net interest margin (1)	4.29%	3.57%	4.45%	4.08%
Total fundings of loans and leases (includes Onset since July 14, 2000)	$70,733	$27,780	$144,360	$76,178
	September 30, 2001	December 31, 2000
Selected Balance Sheet Data at End of Period:
Total assets	$249,667	$159,773
Leases	244,734	154,934
Allowance for lease losses	(3,578)	(2,441)
Shareholders' equity	11,171	20,291

___________
(1)  Annualized

     During the three-month and nine month periods ended September 30, 2001, the equipment leasing line of business incurred a pre-tax loss of $1.8 million and $2.7 million, respectively. This compares to a pre-tax loss of $0.6 million and $2.4 million, respectively, during the same periods in 2000. These losses reflect expenses relating to staffing, systems development and portfolio growth initiatives in excess of portfolio revenues. In addition, the increased loss in 2001 relates primarily to increased loss provisions taken during the third quarter. Management does not anticipate that the equipment leasing line of business will break even until mid-2002. This line of business originated $70.7 million in leases during the three-month period ended September 30, 2001, compared to $27.8 million during the same period in 2000. The line of business originated $144.4 million in leases during the nine-month period ended September 30, 2001, compared to $76.2 million in originations during the same period in 2000. The 2001 periods include an acquisition of leases of approximately $22.0 million related to the formation of Irwin Franchise Capital Corporation in September 2001. The line of business had a portfolio at September 30, 2001 of $244.7 million, compared to its portfolio at December 31, 2000 which totaled $154.9 million.

     The line of business had nonperforming leases at September 30, 2001 totaling $3.7 million, compared to non-performing leases at December 31, 2000 totaling $2.7 million. Allowance for lease losses at September 30, 2001 was $3.6 million, representing 1.46% of total leases, compared to a balance at December 31, 2000 of $2.4 million, representing 1.58% of total leases. Net charge-offs recorded by the leasing line of business during the three-month and nine-month periods ended September 30, 2001 were $1.5 million and $2.9 million, respectively. Net charge-offs for both the three-month and nine-month periods ended September 30, 2000 totaled $0.2 million.

     The following table provides certain information about our lease portfolio since the creation of our leasing line of business at the dates shown:

	September 31, 2001	December 31, 2000

(dollars in thousands)
Domestic leases	$171,368	$91,946
Weighted average yield	10.67%	10.84%
Delinquency ratio	2.60%	0.66%
Canadian leases(1)	$73,367	$62,988
Weighted average yield	11.81%	12.52%
Delinquency ratio	2.02%	1.61%

___________
(1)  In U.S. dollars.

Venture Capital

     Irwin Ventures LLC, is a venture capital company that generally makes minority investments in early-stage financial services-related businesses. Venture capital investments held by Irwin Ventures are carried at fair value with changes in fair value recognized in other income.

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Selected Income Statement Data:
Net interest expense	$(156)	$(244)	$(417)	$(604)
Mark-to-market adjustment on investments	--	--	(4,702)	7,452
Noninterest income	118	87	503	255
Total net revenues	(38)	(157)	(4,616)	7,103
Operating expense	117	121	531	310
Income before taxes	(155)	(278)	(5,147)	6,793
Income taxes (benefit)	(63)	(112)	(2,048)	2,716
Net income (loss)	$(92)	$(166)	$(3,099)	$4,077

Selected Balance Sheet Data at End of Period:	September 30, 2001	December 31, 2000
Investment in portfolio companies (cost)	$10,036	$5,206
Mark-to-market adjustment	2,070	6,508
Carrying value of portfolio companies	$12,106	$11,714

     During the three-month period ended September 30, 2001, the venture capital line of business recorded a net loss of $0.1 million, compared to a net loss of $0.2 million during the same period in 2000. For the nine-month period ended September 30, 2001, this line of business recorded a net loss of $3.1 million, compared to net income of $4.1 million during the same period in 2000. The variance in the nine-month period results relates to valuation adjustments to reflect the company's portfolio investments at market value.

     We have private investments in the companies shown in the table below:

		Investment At Cost		Carrying Value
Company	Year of Initial Investment	September 30, 2001	December 31, 2000	September 30, 2001	December 31, 2000
	(dollars in millions)
LiveCapital.com	1997	$1.94	$1.94	$4.40	$8.69
Bremer Associates	2000	3.05	1.60	3.05	1.60
DocuTouch and NetUpdate	2000	3.10	1.00	2.70	0.75
Zoologic	2000	1.00	0.67	1.00	0.67
PayCycle	2001	0.95	--	0.95	--
Total		$10.04	$5.21	$12.10	$11.71

Other

     Results at our other businesses totaled a net loss of $1.5 million during the three-month period ended September 30, 2001, compared to net income of $0.4 million during the same period in 2000. Results at our other businesses totaled a net loss of $2.6 million during the nine-month period ended September 30, 2001, compared to a net loss of $1.4 million during the same period in 2000. The components of these other results are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(dollars in thousands)
Parent company and Treasury operating results	$(2,328)	$119	$(4,082)	$(2,485)
Income tax benefit generated at equipment leasing line of business	705	227	1,092	946
Total parent company	(1,623)	346	(2,990)	(1,539)
Medical equipment leasing(1)	5	(18)	(30)	(26)
Other, net	134	80	405	159
	$(1,484)	$408	$(2,615)	$(1,406)

___________
(1)  We exited this line of business in 1998.

     Parent company operating losses are higher in the third quarter of 2001 as a result of increased net interest expense for funding to support the growth of its subsidiaries in excess of interest expense allocated to the lines of business related to interest-bearing capital obligations. Additionally, the parent company occasionally enters into interest rate swap agreements with its subsidiaries, the results of which were less favorable to the parent company in third quarter 2001 compared to 2000. The parent company records the income tax benefit generated at the equipment leasing line of business until such time as the line of business becomes profitable and utilizes all of its operating loss carryforwards.

     Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's-length, external market basis and are eliminated in consolidation.

Consolidated Income Statement Analysis

     Net Income

     We recorded net income of $11.5 million for the three-month period ended September 30, 2001, up 25.6% from the same period in 2000. Net income was $33.4 million for the nine-month period ended September 30, 2001, up 28.1% compared to $26.1 million for the same period in 2000. Net income per share (diluted) was $0.50 during the three-month period ended September 30, 2001, up from $0.43 during the same period a year earlier. Net income per share (diluted) was $1.47 for the nine-month period ended September 30, 2001, up from $1.23 per share during the same period in 2000. Annualized return on equity for the three-month and nine-month periods ended September 30, 2001 were 21.74% and 22.25%, respectively. This compares to annualized return on equity of 21.04% and 20.88%, respectively, during the same periods in 2000.

     Net Interest Income

     Net interest income during the three-month period ended September 30, 2001, totaled $41.0 million, compared to $21.3 million during the same period in 2000. For the nine-month period ended September 30, 2001, net interest income totaled $104.2 million, up 70.2% from $61.2 million during the same period in 2000.

     Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses during the three-month period ended September 30, 2001 totaled $5.0 million, compared to $1.4 million during the same period in 2000. The consolidated provision for the nine-month period ended September 30, 2001 was $9.4 million, up 159.4% from $3.6 million during the same period in 2000. More information on this subject is contained in the section on credit risk.

     Noninterest Income

     Noninterest income during the three-month and nine-month periods ended September 30, 2001 totaled $64.7 million and $194.8 million, respectively. Noninterest income during the same periods in 2000 totaled $58.0 million and $160.6 million, respectively. The increase in 2001 versus 2000 was primarily a result of higher revenues at the mortgage banking line of business due to the lower interest rate environment, which increased loan production activity. Also contributing to the increase in noninterest income were higher revenues at the home equity line of business resulting from increased production and loan sales.

     Noninterest Expense

     Noninterest expense during the three-month and nine-month periods ended September 30, 2001 totaled $81.9 million and $234.9 million, respectively. Noninterest expense during the same periods in 2000 totaled $62.7 million and $174.7 million, respectively. The increase in consolidated other expense is a result of the growth at each of our asset generating lines of business.

Consolidated Balance Sheet Analysis

     Total assets at September 30, 2001 were $3.1 billion, up 27.1% from December 31, 2000. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking and equipment leasing lines of business. Also, there was significant growth in loans held for sale at the mortgage banking and home equity lending lines of business. Loans held for sale totaled $0.7 billion at September 30, 2001, a 12.3% increase over December 31, 2000, related to a $0.2 billion increase at the mortgage banking line of business.

     Loans

     Our commercial loans are extended primarily to Midwest regional businesses. We also extend credit to consumers nationally through mortgages, installment loans and leases and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	Nine Months Ended September 30, 2001	Year Ended December 31, 2000
	(in thousands)
Commercial, financial and agricultural	$978,034	$677,066
Real estate construction	270,398	220,485
Real estate mortgage	167,165	122,301
Consumer	44,935	56,785
Direct lease financing:
Domestic	213,332	116,867
Canadian	85,901	72,864
Unearned income:
Domestic	(39,897)	(21,570)
Canadian	(12,534)	(9,876)
Total	$1,707,334	$1,234,922

     Investment Securities

      The following table shows the composition of our investment securities at the dates indicated:

	September 30, 2001	December 31, 2000
(dollars in thousands)
U.S. Treasury and government obligations	$29,340	$25,999
Obligations of states and political subdivisions	4,426	4,586
Mortgage-backed securities	4,737	5,152
Other	777	1,358
Total	$39,280	$37,095

     Deposits

     Deposits totaled $2.2 billion at September 30, 2001 compared to $1.4 billion at December 31, 2000. Demand deposits at September 30, 2001 totaled $438.9 million, a 66.8% increase over the December 31, 2000 balance. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio of Irwin Mortgage. At September 30, 2001, these escrow accounts totaled $281.5 million compared to a December 31, 2000 balance of $145.3 million. The bank utilizes broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2001, broker-sourced deposits totaled $677.8 million compared to a balance of $494.3 million at December 31, 2000.

     Short-Term Borrowings

     Short-term borrowings at September 30, 2001 totaled $292.3 million, compared to $475.5 million at December 31, 2000. This decrease reflects increased deposit growth as discussed earlier which reduces the need for short-term borrowings to support growth.

     Capital

     Shareholders' equity totaled $220.9 million at September 30, 2001, up 16.1% compared to December 31, 2000. Shareholders' equity at September 30, 2001 represented $10.32 per common share, compared to $8.97 per common share at December 31, 2000. We paid an aggregate of $1.4 million and $4.1 million, respectively, in dividends during the three-month and nine-month periods ended September 30, 2001. This compares to dividends paid of $1.3 million and $3.8 million, respectively, during the same periods in 2000.

     Before the adoption of a new mortgage banking accounting standard in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a portion of our mortgage servicing portfolio was generated before the adoption of the new accounting standard, it represents economic value that is not recorded on the balance sheet. We estimate this value to be approximately $7.6 million after-tax or $0.36 per common share at September 30, 2001, compared to $15.4 million after-tax or $0.73 per common share at December 31, 2000. This estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future periods and eventually be reduced to zero as the servicing rights are sold, the underlying loans pay off, servicing fees are collected, and the income from servicing the loans is fully accreted into earnings.

     The following table sets forth our capital and capital ratios at the dates indicated:

	September 30,	December 31,
	2001	2000
	(dollars in thousands)
Tier 1 capital	$289,300	$250,825
Tier 2 capital	142,564	133,319
Total risk-based capital	431,864	384,144
Risk-weighted assets	3,982,882	2,979,376
Risk-based ratios:
Tier 1 capital	7.26%	8.42%
Total capital	10.84	12.89
Tier 1 leverage ratio	9.45	12.41
Ending shareholders' equity to assets	7.17	7.84
Average shareholders' equity to average assets	6.56	8.46

     At September 30, 2001, our total risk-adjusted capital ratio was 10.84% compared to 10.0%, which is required to be considered "well-capitalized" by the regulators. At year-end 2000, our total risk-adjusted capital ratio was 12.89%. Our ending equity to assets ratio at September 30, 2001 was 7.17% compared to 7.84% at December 31, 2000. However temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the nine-month period ended September 30, 2001 was 6.56% compared to 8.46% for the year 2000.

     In July 2001, we issued $15.0 million of trust preferred securities through IFC Capital Trust IV. The trust is a statutory business trust created under the laws of Delaware. We own all of the common securities of Capital Trust IV, which exists for the purpose of issuing preferred securities and investing the proceeds from the sale of the preferred securities in an equivalent amount of our 10.25% subordinated debentures. These subordinated debentures will mature on July 25, 2031, which date may be shortened to a date not before July 25, 2006, if certain conditions are met. The preferred securities will have a preference under certain circumstances with respect to cash distributions and amounts payable on liquidation, redemption or otherwise over the common securities of the trust owned by us. Holders of preferred securities receive preferential cumulative cash distributions, at the annual rate of 10.25% of the liquidation amount of $1,000 per preferred security accruing from the date of original issuance and payable semiannually in arrears on January 25 and July 25 of each year, beginning January 25, 2002. These funds are Tier-1 qualifying capital.

     Anticipated Impact of New Regulatory Capital Rules

     In September 2000, the four federal banking agencies jointly proposed revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in assets securitizations, and other securitized transactions that expose financial institutions primarily to credit risk (the New Rules).

     It is anticipated that the final rules will be published in the Federal Register by the end of November 2001.  Based on this timeframe, it is expected that these revised capital rules will be effective January 1, 2002 with respect to residual interests related to any transaction covered by the revised rules that settles on or after that date.  For transactions that settle prior to the effective date of the New Rules, application of the capital treatment prescribed by the new rules would be delayed until December 31, 2002.

     Generally, the New Rules are consistent with what we had planned for, although certain aspects are different and certain new definitions and subsets of residual assets were addressed. The New Rules would require that capital be held on a dollar-for-dollar basis against our residual assets, net of any associated deferred tax liability.

     The New Rules defined a term called "Credit-Enhancing Interest Only Strips" (CEIOS) as a subset of the assets known as residuals. We are in the process of determining whether some portion of our residuals (specifically our over-collateralization (O/Cs) accounts and our prepayment penalties (PPPs)) would fall outside the CEIOS definition. If they would, then the capital treatment for these assets would be different, and we believe more favorable, than that for CEIOS.

     The New Rules, which have a final implementation date of December 31, 2002, require that CEIOS in excess of 25% of Tier 1 Capital be deducted from Tier 1 Capital.

     We have taken steps, and will continue to pursue ways prior to the final implementation date, to reduce the concentration of residual assets as a percentage of Tier 1 Capital. These steps may include, but are not limited to: selling residuals to third parties as we have done in the past, raising additional capital, hedging the risk in the residuals with other financial instruments and/or obtaining third-party insurance to achieve capital relief under the New Rules.

      In addition, while the final details of the Rules are not yet clear, management believes those Rules create incentives for financial institutions to reduce the creation of new residuals.  Management is considering various steps to reduce the creation of new residuals, including increased use of securitization structures eligible to be accounted for as financings rather than structures that require sale treatment under SFAS 140. Management believes the impact of this change will first be evident in 2002.

      If alternative financing structures are utilized, future revenue recognition in the home equity line of business would be delayed, although management expects that the ultimate total receipt of revenues and profitability derived from loans would be unchanged by differences in securitization structures. As such, should it pursue this strategy, management would anticipate that consolidated earnings per share would not meaningfully increase during 2002, however, after a transition period, it believes the Corporation can still achieve long-term financial objectives of double-digit annual earnings per share growth and greater than 15% ROE.

     Inflation

     Since substantially all of our assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates. We attempt to control the impact of interest rate fluctuations by managing the relationship between interest rate sensitive assets and liabilities. See "Risk Management" below.

     Risk Management

     We are engaged in businesses which involve the assumption of financial risks including:

    Credit risk
    Liquidity risk
    Interest rate risk

     Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed. Our Chairman, President, and Chief Financial Officer participate in each of our subsidiaries' risk management process.

     Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and equipment leasing lines of business. In addition, the mortgage banking line of business assumes some credit risk although its mortgages typically are insured.

     The credit risk in the loan portfolios of the home equity lending line of business and commercial bank have the most potential to have a significant effect on our consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     An allowance for loan and lease losses is established as an estimate of the probable credit losses on the loans and leases held by us. A specific allowance is determined by evaluating those loans which are either substandard or have the potential to become substandard. In general, commercial loans, mortgage loans, and leases are evaluated individually to determine the appropriate allowance. Consumer loans, including home equity loans, generally are evaluated as a group. A specific allowance is set at a level which management considers sufficient to cover probable losses on these loans. An unallocated allowance is determined by analyzing historical loss experience by loan type and then adjusting these loss factors for current conditions not reflected in prior experience. The allowance for loan losses is an estimate based on management's judgment combined with a quantitative process of evaluation and analysis. For residual interests, a loss estimate is embedded in the residual value of the asset; therefore, no amount is included in the allowance.

     Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off.

     Net charge-offs during the three-month period ended September 30, 2001 totaled $2.4 million, compared to $0.6 million during the third quarter of 2000. Net charge-offs during the nine-month period ended September 30, 2001 totaled $4.7 million, or 0.32% of average loans, up from $1.4 million, or 0.16% of average loans during the same period in 2000. Higher net charge-offs in 2001 relate to the loan growth at the commercial bank and the equipment leasing line of business. At September 30, 2001, the allowance for loan and lease losses was 1.04% of outstanding loans and leases, compared to 1.06% at year-end 2000.

     Total nonperforming loans and leases at September 30, 2001, were $11.4 million, compared to $7.2 million at December 31, 2000. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2001 were 0.67%, compared to 0.58% at December 31, 2000.

     Other real estate we owned totaled $4.9 million at September 30, 2001, up from $2.8 million at December 31, 2000. The increase in 2001 was attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at September 30, 2001 were $16.3 million, or 0.53% of total assets. Nonperforming assets at December 31, 2000, totaled $10.1 million, or 0.42% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30, 2001	December 31, 2000
	(dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$607	$324
Real estate mortgages	--	--
Consumer loans	106	510
Leases financing:
Domestic	585	627
Canadian	44	--
	1,342	1,461
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	1,063	752
Real estate mortgages	5,255	1,922
Consumer loans	622	918
Lease financing:
Domestic	1,979	960
Canadian	1,165	1,209
	10,084	5,761
Total nonperforming loans and leases	11,426	7,222
Other real estate owned:
Other real estate owned	4,865	2,833
Total nonperforming assets	$16,291	$10,055
Nonperforming loans and leases to total loans and leases	0.67%	0.58%
Nonperforming assets to total assets	0.53%	0.42%

     Loans which are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest.

     For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for "accruing loans past due 90 days or more" or in the amounts shown for "nonaccrual loans and leases."

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

     Liquidity Risk. Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through deposits and short-term borrowings.
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions.

     Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2001, the ratio of loans and loans held for sale to total deposits was 108.4%. We are comfortable with this relatively high level due to its position in mortgage loans held for sale. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since we securitize and sell nearly all these mortgage loans within a 90-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio was 78.5% at September 30, 2001.

     Interest Rate Risk. Because assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     Asset/liability management committees at each of our lines of business monitor the repricing structure of assets, liabilities and off-balance sheet items for their business. These committees consist of representatives from the line of business and the parent company with a corporate committee overseeing the aggregate risk of the Corporation as a whole. We use a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Many factors are incorporated into the financial model, including prepayment speeds, repricing characteristics, net interest margin, fee income and a comprehensive mark-to-market valuation process. Risk measures and assumptions are reevaluated regularly and modeling tools are enhanced as needed.

     Our commercial banking, home equity, and leasing lines of business assume interest rate risk in the pricing of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of off-balance sheet hedging.

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. Closed loans are held only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between loan origination and securitization, the mortgage bank buys commitments to deliver loans at a fixed price.

     Our mortgage and home equity lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of a strong production operations, particularly in the mortgage banking and home equity lines of business, selective sales of servicing rights, match funded asset-backed securities sales and the use of financial instruments to hedge the economic performance of the assets.

     The following tables reflect our management's estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2001. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon hypothetical moves both up and down 100 and 200 basis points in the entire yield curve.

     The first table is an economic analysis showing the present value impact of changes in interest rates, assuming a comprehensive mark-to-market environment. The second table is an accounting analysis showing the same net present value impact, adjusted for expected GAAP treatment. Neither analysis takes into account the book values of the noninterest sensitive assets and liabilities (such as cash, accounts receivable, and fixed assets), the values of which are not directly determined by interest rates.

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2001. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

     The volume of derivatives contracts entered into to economically hedge mortgage servicing rights (MSR) that were on the books at September 30, 2001 were significantly higher than in other recent quarter-ends. Hedge positions are monitored frequently and rebalanced as needed. It is unlikely that the volume of hedge positions would remain constant over large fluctuations in interest rates. In the tables below, however, it is assumed that the hedge volume remains constant over all interest rate shocks. MSR hedge contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

Economic Value Change Method
	Present Value at September 30, 2001, Instantaneous Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(in thousands)
Interest Sensitive Assets
Loans and other assets	$1,987,925	$1,955,992	$1,925,269	$1,896,010	$1,867,907
Loans held for sale	540,839	535,862	530,703	525,459	520,082
Mortgage servicing rights	80,709	108,469	166,773	251,964	291,802
Residual interests	179,162	187,537	197,486	208,642	219,819
Total interest sensitive assets	2,788,635	2,787,860	2,820,231	2,882,075	2,899,610
Interest Sensitive Liabilities
Deposits	(1,306,899)	(1,296,630)	(1,286,736)	(1,277,201)	(1,268,014)
Short-term borrowings	(907,261)	(902,680)	(898,182)	(893,762)	(889,413)
Long-term debt	(238,745)	(228,611)	(218,009)	(206,009)	(192,984)
Total interest sensitive liabilities	(2,452,905)	(2,427,921)	(2,402,927)	(2,376,972)	(2,350,411)
Interest sensitive financial derivatives	121,056	65,617	10,221	(45,124)	(100,416)
Net market value as of September 30, 2001	$456,786	$425,556	$427,525	$459,979	$448,783
Change from current	$29,261	$(1,969)	$--	$32,454	$21,258
Net market value as of December 31, 2000	$303,443	$312,277	$338,895	$353,270	$348,506
Potential change	$(35,452)	$(26,618)	$ --	$14,375	$9,611

GAAP-Based Value Change Method
	Present Value at September 30, 2001, Instantaneous Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(in thousands)
Interest Sensitive Assets
Loans and other assets(1)	$--	$--	$--	$--	$--
Loans held for sale	530,703	530,703	530,703	525,459	520,082
Mortgage servicing rights	125,410	153,171	208,235	251,219	252,891
Residual interests	179,162	187,537	197,486	208,642	219,819
Total interest sensitive assets	835,275	871,411	936,424	985,320	992,792
Interest Sensitive Liabilities
Deposits(1)	--	--	--	--	--
Short-term borrowings(1)	--	--	--	--	--
Long-term debt(1)	--	--	--	--	--
Total interest sensitive liabilities(1)	--	--	--	--	--
Interest sensitive financial derivatives	124,352	68,127	11,969	(44,116)	(100,128)
Net market value as of September 30, 2001	$959,627	$939,538	$948,393	$941,204	$892,664
Change from current	$11,234	$(8,855)	$--	$(7,189)	$(55,729)
Net market value as of December 31, 2000	$818,322	$837,172	$856,432	$859,801	$849,783
Potential change	$(38,110)	$(19,260)	$--	$3,369	$(6,649)

___________
(1)  Value does not change in GAAP presentation.

     Derivative Financial Instruments

     We utilize certain derivative instruments which do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are accounted for as trading securities and marked to market on the income statement. While we do not seek hedge accounting treatment for most of these instruments, their economic purpose is to hedge existing exposures to either interest rate risk or foreign currency risk.

     We enter into forward contracts to protect against interest rate fluctuations from the date of loan commitment until the loans are sold. As of September 30, 2001, the Corporation has designated these transactions as hedges which qualify for hedge accounting treatment under SFAS 133. We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans are intended to be sold and are considered to be derivatives. These derivatives are recorded at fair value with changes in fair value recorded in earnings. Rate lock commitments expose the company to interest rate risk. We manage this risk by entering into forward sales agreements.

     Loans held for sale expose us to interest rate risk. We manages this interest rate risk by entering into forward sales agreements. Under SFAS 133, to the extent the Company qualifies for hedge accounting, we can mark our hedged closed loans held for sale to market. The ineffectiveness from these hedging activities, which did not have a material impact on our net income, was recorded through earnings as gain from sale of loans.

     We hedge our interest rate risk on mortgage loans held for sale using mandatory commitments to sell the loans at a future date. We hedge the fixed versus floating component of certain of our residual interests with interest rate caps, which had a fair value of $0.1 million and a notional amount of $18.2 million at September 30, 2001. We classify interest rate caps as trading securities on the balance sheet and carry them at their fair values. We record adjustments to fair values as trading gains or losses on the income statement. For the three-month and nine-month periods ended September 30, 2001, we recorded losses of $0.1 million related to these derivative products.

     We also engaged in economically hedging our mortgage servicing rights (MSRs) through the use of Eurodollar futures contracts, U.S. Treasury futures contracts and interest rate options. For the three-month and nine-month periods ended September 30, 2001, we recorded gains of $43.3 million and $42.5 million, respectively on these hedges. Both the futures contracts and options were marked-to-market as trading securities with changes in value recorded in the income statement as trading gains. No MSR hedge gains or losses were posted in the three-month and nine-month period ended September 30, 2000. At September 30, 2001, we held $22.4 billion in notional amount of Eurodollar contracts, with expirations ranging from the first quarter of 2002 to the first quarter of 2008. The instrument underlying these Eurodollar futures contracts is the three-month LIBOR rate. We also had a $250 million interest rate collar position at September 30, 2001. The collar consisted of a purchased option on the 5-year swap and a sold option on the 5-year swap. Both options included in the collar had notional values of $250 million and a final maturity date of October 3, 2001.

     During the third quarter of 2001, we entered into a second interest rate collar with a notional value of $150 million to economically hedge home equity loans which had been originated by Irwin Home Equity, but not yet securitized. The collar consisted of a purchased option on the 4-year swap which was cash settled at a cost of $2.0 million during the quarter to coincide with the completion of Irwin Home Equity's loan securitization.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $20.0 million and $18.8 million as of September 30, 2001. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and have a final maturity date of May 25, 2004. Onset has the option to reduce the notional value of the swaps by up to 10% if early prepayments on the loans are greater than originally anticipated.

     The Corporation owns foreign currency forward contracts to protect the value of intercompany loans made to Onset Capital against changes in the Canadian-U.S. exchange rate. We had a notional amount of $22.1 million in forward contracts outstanding as of September 30, 2001. For the three-month and nine-month periods ended September 30, 2001, gains related to these contracts totaled $1.0 million and $1.2 million, respectively. There were no foreign currency hedge gains or losses in the comparable periods of 2000. These contracts are marked-to-market with gains and losses included in other expense on the income statement.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

      In the normal course of business, Irwin Financial Corporation and its subsidiaries are subject to various claims and other pending and possible legal actions. The following discussion provides updates on certain legal proceedings that may be material to the Corporation.

     Culpepper Class Action Litigation. Irwin Mortgage (formerly, Inland Mortgage), is a defendant in Culpepper v. Inland Mortgage Corporation, filed in April 1996, in the United States District Court for the Northern District of Alabama by borrowers purporting to represent a nationwide class. The lawsuit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act ("RESPA") in connection with certain payments made to mortgage brokers.  In June 2001, the case was remanded for further proceedings in the federal district court after the Court of Appeals for the 11th Circuit  upheld the district court's certification of a plaintiff class.   Irwin Mortgage has not yet determined all the borrowers meeting the specified class criteria, but expects the number to be substantial.

      In July, 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find Irwin Mortgage summarily liable for violating RESPA. Irwin Mortgage filed a motion in opposition and these motions are now pending before the district court.

      On October 18, 2001, the Department of Housing and Urban Development ("HUD"), the agency responsible for interpreting and implementing RESPA, issued a clarifying Policy Statement that explicitly disagreed with the court of appeal's interpretation of RESPA in its ruling in Culpepper in connection with the types of payments at issue in this case.

      On October 31, 2001, the district court ordered the parties to file by November 14, 2001 supplemental briefs analyzing the import of the new HUD policy statement. In addition to responding to the district court's order, Irwin Mortgage is proceeding to file a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's ruling.

     Irwin Mortgage intends to defend this lawsuit vigorously and believes it has numerous defenses to the alleged RESPA violations; however, there can be no assurance that Irwin Mortgage will ultimately be successful in defeating class certification or ultimately prevail on  the merits.  Although management is unable at this stage of the litigation to determine a reasonable estimate of potential loss Irwin Mortgage could suffer, an adverse outcome in this litigation could subject Irwin Mortgage to substantial monetary damages that could be material to the Corporation's financial position.

      Beggs v. Irwin Mortgage Corporation. In September, 2001, Irwin Mortgage received notice that it was named as a defendant in a lawsuit filed in the United States District Court for the Northern District of Alabama. The plaintiff, purporting to represent a nationwide class of borrowers, filed allegations similar to those in Culpepper, above, but seeks inclusion of borrowers not covered in Culpepper (those with mortgage loans since early 1999 through the date of class certification, if a class is certified). The plaintiff is asking the court to certify a class and to consolidate this case with Culpepper.  On the basis of  the HUD Policy Statement, described above, management believes Irwin Mortgage has substantial defenses to this case as well.  In the event of an adverse outcome, however, the company could suffer material losses.

      United States ex rel. Paranich v. Sorgnard et al. In January, 2001, Irwin Financial Corporation, Irwin Leasing Corporation (formerly Affiliated Capital Corp.) and Irwin Equipment Finance Corporation (the "Irwin companies") were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc., and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted in part the motion of the Irwin companies by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Leasing could suffer. The company intends to defend this lawsuit vigorously.

      Thompson v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation. On May 9, 2001, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation, ("Irwin"), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleged that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requested that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion to compel arbitration with the Court. On October 20, 2001, the court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs have appealed.

     On July 19, 2001, Irwin Home Equity Corporation was served with notice that it was named as the defendant in McIntosh v. Irwin Home Equity Corporation, a lawsuit filed in the U.S. District Court for the District of Massachusetts. The suit relates to a loan purchased by Irwin Union Bank and Trust Company and serviced by Irwin Home Equity. The plaintiff alleges that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The suit also requests that the court certify a plaintiff class in this action. Irwin Home Equity filed an answer on August 31, 2001. On October 17, 2001, the court granted plaintiff's motion to file an amended complaint removing Irwin Home Equity and substituting Irwin Union Bank and Trust Company as defendant. On November 2, 2001, Irwin filed an answer to the amended complaint, denying plaintiff's allegations. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that the company could suffer.

Item 2. Changes in Securities and Use of Proceeds.

     (c) In July 2001, we issued $15.0 million of trust preferred securities through IFC Capital Trust IV, our wholly-owned, statutory business trust subsidiary. The preferred securities were issued at $1,000 per share with a cumulative dividend rate of 10.25% to certain qualified institutional investors. Simultaneously with the issuance of the preferred securities, we issued an equivalent amount of 10.25% subordinated debentures to IFC Capital Trust IV. The debentures mature on July 25, 2031, and may be redeemed on or after July 25, 2006, if certain conditions are met. We paid a placement agent fee equal to 3% of the total amount of preferred securities issued in the transaction. The issuance of the preferred securities and the subordinated debentures was exempt from registration under the Securities Act pursuant to Section 4(2) thereunder.

     On October 1, 2001, we issued 786 shares of common stock pursuant to elections made by six out of eight of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees. All of these shares were issued in reliance on the exemption from registration provided under Section 4(2) of the Securities Act.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits to Form 10-Q
Exhibit Number	Description

2	No Exhibit

3(a)	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3(b)

Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3(c)	Code of By-Laws of Irwin Financial Corporation as amended to date. (Incorporated by reference to Exhibit (3) to Form 10-Q Report for the quarter ended March 31, 2001.)

4(a)	Specimen stock certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K Report for year ended December 31, 1994. File No. 0-06835.)

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

10	No Exhibit

11	Computation of earnings per share is included in the footnotes to the financial statements

15	No Exhibit

18	No Exhibit

19	No Exhibit

22	No Exhibit

23	No Exhibit

24	No Exhibit

99	No Exhibit

(b)     Reports on Form 8-K

8-K	July 27, 2001	Attaching press release announcing 2001 second quarter earnings

8-K	August 30, 2001	Attaching press release announcing 2001 third quarter dividend

8-K/A	August 31, 2001	Amendment to 8-30-01 8-K to correct misstatement

8-K	September 4, 2001	Attaching press release announcing plan to file a registration statement with SEC for proposed public offering of common stock

8-K	September 6, 2001	Attaching press release announcing approval to list stock on New York Stock Exchange

8-K	September 20, 2001	Attaching press release confirming listing on NYSE on September 21, 2001

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: November 14, 2001	By: /s/ Gregory F. Ehlinger
Gregory F. Ehlinger
Chief Financial Officer

By: /s/ Jody A. Littrell
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)