Form 10-K
period 2001-12-31
IRWIN FINANCIAL CORPORATION
filed 2002-03-29
CIK 52617

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

     Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of the voting stock held by non-affiliates of the Corporation was $277,671,410 as of March 11, 2002. As of March 11, 2002, there were outstanding 27,534,021 common shares of the Corporation.

     * Includes associated rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

 SELECTED PORTIONS OF THE FOLLOWING DOCUMENTS    PART OF FORM 10-K INTO WHICH INCORPORATED
 --------------------------------------------    -----------------------------------------
DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING                     PART III
  OF SHAREHOLDERS TO BE HELD APRIL 25, 2002
     EXHIBIT INDEX ON PAGES 98 THROUGH 99
                               TOTAL PAGES IN THIS FILING: 104

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I
  Item 1       --   Business....................................................    2
  Item 2       --   Properties..................................................   15
  Item 3       --   Legal Proceedings...........................................   17
  Item 4       --   Submission of Matters to a Vote of Security Holders.........   19


Part II
  Item 5       --   Market for Corporation's Common Equity and Related Security
                    Holder Matters..............................................   20
  Item 6       --   Selected Financial Data.....................................   21
  Item 7       --   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................   23
  Item 7(A)    --   Quantitative and Qualitative Disclosures about Market
                    Risk........................................................   64
  Item 8       --   Financial Statements and Supplementary Data.................   65
  Item 9       --   Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure....................................   96


Part III
  Item 10      --   Directors and Executive Officers of the Corporation.........   97
  Item 11      --   Executive Compensation......................................   97
  Item 12      --   Security Ownership of Certain Beneficial Owners and
                    Management..................................................   97
  Item 13      --   Certain Relationships and Related Transactions..............   97


Part IV
  Item 14      --   Exhibits and Reports on Form 8-K............................   98

Signatures......................................................................  101

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a diversified financial services company headquartered in Columbus, Indiana with $3.1 billion in assets at December 31, 2001. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. We currently operate five major lines of business through our direct and indirect subsidiaries. Our major lines of business are: commercial banking, mortgage banking, home equity lending, equipment leasing and venture capital.

     We are a regulated bank holding company and we conduct our consumer and commercial lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust, was organized in 1871 and we formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conducts our commercial banking activities; Irwin Mortgage Corporation, a mortgage banking company; Irwin Home Equity Corporation, a consumer home equity lending company; Irwin Capital Holdings Corporation, an equipment leasing subsidiary; and Irwin Ventures LLC, a venture capital company.

     At the parent level, we work actively to add value to our lines of business by interacting with the management teams, capitalizing on interrelationships, providing centralized services and coordinating overall organizational decisions. Under this organizational structure, our separate businesses hold and fund the majority of their assets through Irwin Union Bank and Trust. This provides additional liquidity and results in regulatory oversight of each of our lines of business.

MAJOR LINES OF BUSINESS

Mortgage Banking

     We established our mortgage banking line of business when we acquired our subsidiary, Irwin Mortgage Corporation, formerly Inland Mortgage Corporation, in 1981. In this line of business, Irwin Mortgage, in conjunction with Irwin Union Bank and Trust, originates, purchases, sells, and services conventional and government agency-backed residential mortgage loans throughout the United States. Most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Authority, or FHA, or the Veterans Administration, or VA, or, in the case of conventional mortgages, meet requirements for resale to the Federal National Mortgage Association, or FNMA, or the Federal Home Loan Mortgage Corporation, or FHLMC. We originate mortgage loans through retail offices, direct marketing and our Internet website. We also purchase mortgage loans through mortgage brokers. Our relationships with realtors, homebuilders and brokers help us identify potential borrowers. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee.

     At December 31, 2001, Irwin Mortgage operated 100 production and satellite offices in 27 states. We discuss this line of business further in the Mortgage Banking section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report.

Home Equity Lending

     We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994, headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services home equity loans and lines of credit nationwide. Our target customers are credit worthy, home owning consumers who are active, unsecured credit card debt users. We market our home equity products through direct mail, telemarketing, mortgage brokers and correspondent lenders nationwide and through the Internet.

     Irwin Home Equity's core competencies are credit risk management and analysis, risk assessment, profit-based planning and specialized home loan servicing, with particular expertise in product development, test management and database analysis. Irwin Home Equity regularly develops and tests new product offerings on a limited basis, and introduces those that prove successful on a national basis. Current product offerings, in addition to traditional home equity products, include first mortgage refinance programs.

     We discuss this line of business further in the Home Equity Lending section of the MD&A of this report.

Commercial Banking

     Our commercial banking line of business provides credit, cash management and personal banking products to small businesses and business owners. We offer a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities.

     We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

     - Irwin Union Bank and Trust Company -- headquartered in Columbus, Indiana and organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan, and Carson City, Nevada; and

     - Irwin Union Bank, F.S.B. -- headquartered in Louisville, Kentucky, is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Brentwood, Missouri (near St. Louis), Louisville, Kentucky, Salt Lake City, Utah, Las Vegas, Nevada and Phoenix, Arizona.

     We discuss this line of business further in the Commercial Banking section of the MD&A of this report.

Equipment Leasing

     We established this line of business in 1999 when we formed Irwin Business Finance, our United States equipment leasing company, headquartered in Bellevue, Washington. In our equipment leasing line of business, we originate transactions from an established North American network of brokers and vendors and through direct sales to franchisees. The majority of our leases are full payout (i.e., no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types and try to limit the industry and geographic concentrations in our lease portfolio.

     In July 2000, the equipment leasing line of business acquired an ownership of approximately 78% of Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. In December 2001 Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business. In October 2001 we formed Irwin Franchise Capital Corporation to conduct our franchise leasing business. We established Irwin Capital Holdings in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian equipment leasing companies.

     We discuss this line of business further in the Equipment Leasing section of the MD&A of this report.

Venture Capital

     We established this line of business when we formed Irwin Ventures Incorporated in August 1999. In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities.

     In August 1999, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Los Angeles and Seattle.

Other Subsidiaries

     Irwin Union Credit Insurance Corporation has its home office in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

     We continue to hold certain small-ticket equipment leases in our subsidiary, Irwin Leasing Corporation (the former Affiliated Capital Corp.). The leases were not part of the 1998 sale of substantially all of the assets of Affiliated Capital to DVI Financial Services, Inc. Irwin Leasing and its parent, Irwin Equipment Finance Corporation, are inactive except for the leases.

     No single part of our business is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon our business.

COMPETITION

     In our commercial banking business, we compete with commercial banks, savings banks, thrifts and credit unions for deposits and loans in and around the counties surrounding our branch offices, and with a number of nonbank companies located throughout the United States, including insurance companies, retailers, securities firms, companies offering money market accounts, and national credit card companies.

     In our mortgage banking business we compete for mortgage loans with other national, regional, local, and web-enabled mortgage banking companies, as well as commercial banks, savings banks, and savings and loan associations.

     In our home equity lending business, our primary competitors for our home equity loans and lines of credit include banks, mortgage banks, large securities firms, credit unions, thrifts, credit card issuers, finance companies, and other home equity and mortgage lenders with operations that are either national, regional, local or web-enabled in scope. Competition can take many forms, including convenience in obtaining loans, customer service, marketing and distribution channels, terms provided and interest rates charged to borrowers.

     In our equipment leasing business, our primary competitors include other finance companies that are independent or affiliated with banks or large equipment leasing companies that operate on a national or regional basis.

     In our venture capital line of business, we compete primarily with other venture capital firms and individuals who invest in start-up companies.

     Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, state banking organizations and federal saving banks. In addition, many larger banking organizations, mortgage companies, mortgage banks, insurance companies and securities firms have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition and market penetration.

                           SUPERVISION AND REGULATION

GENERAL

     The financial services business is highly regulated, primarily for the protection of depositors and other customers. The following is a summary of several applicable statutes and regulations that apply to us and to our subsidiaries. These summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.

BANK HOLDING COMPANY REGULATION

     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the related regulations, referred to as the BHC Act. We are subject to regulation, supervision and examination by the Federal Reserve and as part of this process, we must file reports and additional information with the Federal Reserve.

Minimum Capital Requirements

     The Federal Reserve has adopted risk-based capital guidelines for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve's risk-based guidelines applicable to us, capital is classified into two categories for bank holding companies:

     Tier 1 capital, or core capital, consists of:

     - common stockholder's equity;

     - qualifying noncumulative perpetual preferred stock;

     - qualifying cumulative perpetual preferred stock (subject to some limitations); and

     - minority interests in the common equity accounts of consolidated subsidiaries;

less

     - goodwill;

     - credit-enhancing interest-only strips (certain amounts only); and

     - specified intangible assets.

     Tier 2 capital, or supplementary capital, consists of:

     - allowance for loan and lease losses;

     - perpetual preferred stock and related surplus;

     - hybrid capital instruments;

     - unrealized holding gains on equity securities;

     - perpetual debt and mandatory convertible debt securities;

     - term subordinated debt, including related surplus; and

     - intermediate-term preferred stock, including related securities.

     The Federal Reserve's capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, at least 4 percent of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum ratio of Tier 1 capital (less any intangible capital items) to total assets (less any intangible assets), or leverage ratio, of 3 percent for strong bank holding companies (those rated a composite "1" under the Federal Reserve's rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4 percent. Also, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

     In its capital adequacy guidelines, the Federal Reserve emphasizes that the standards discussed above are minimums and that banking organizations generally are expected to operate well above these minimum levels.

These guidelines also state that banking organizations experiencing growth, whether internally or by making acquisitions, are expected to maintain strong capital positions substantially above the minimum levels.

     As of December 31, 2001, we had regulatory capital in excess of the Federal Reserve's minimum levels. Our ratio of total capital to risk weighted assets at December 31, 2001 was 10.84% and our Tier 1 leverage ratio was 9.45%.

     Residual Interests. On November 29, 2001, the four federal banking agencies jointly adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in assets securitizations, and other securitized transactions that expose financial institutions primarily to credit risk. The agencies had previously published guidelines on securitization activities in December, 1999 (the "Securitization Guidance") which dealt with the risk management and regulatory oversight issues involved with asset securitizations and residual interests.

     Residual interests generally include any on-balance sheet asset created by the sale of financial assets that results in the retention of any credit risks, directly or indirectly, associated with the transfer of assets, where the retained risk exceeds a pro rata share of the organization's claim on the assets, whether through subordination provisions or other credit enhancement techniques.

     The revised rules (the "New Rules") became effective January 1, 2002 with respect to residual interests related to any transaction that settles on or after that date. For transactions that settled prior to the effective date of the New Rules, capital treatment prescribed by the application of the New Rules is delayed until December 31, 2002.

     The New Rules amend the inter-agency regulatory capital standards in a number of respects. The key changes are as follows:

     - Providing for more consistent risk-based capital treatment for recourse obligations and direct credit substitutes and adding new standards for residual interests;

     - Applying a ratings-based approach that sets capital standards for positions in securitized transactions (excluding certain residual interests as discussed below) based upon their relative risk exposure, while using credit ratings from nationally-recognized statistical rating organizations;

     - Deducting from Tier 1 capital the amount of credit-enhancing interest-only strips, referred to as CEIOS (a subset of residual interests), that exceeds 25% of Tier 1 capital for regulatory purposes, referred to as the concentration limit; and

     - Requiring a dollar in risk-based capital for each dollar of residual interest, referred to as the dollar-for-dollar capital requirement, not deducted from Tier 1 capital except those qualifying under the ratings-based approach.

     Capital Treatment of Residual Interests. The New Rules impose a concentration limit on credit-enhancing interest-only strips, or CEIOS, and a dollar-for-dollar capital requirement on residual interests not deducted from Tier 1 capital.

     CEIOS are, generally, assets created from the excess interest on assets transferred (after reduction for administrative expenses, investor interest payments, servicing fees, and credit losses on investors' interests in these assets) that serve as credit enhancements for the investors. CEIOS include residual interests whether created by a securitization transaction or whether purchased from third parties. Under the New Rules, interest-only strips are limited to 25% of Tier 1 capital, with the excess deducted from Tier 1 capital. See "Recent Developments" for more information regarding our pro forma December 31, 2001 consolidated capital ratios giving effect to the New Rules assuming different potential outcomes of our pending evaluation as to whether a portion of our residual assets fall outside the definition of CEIOS.

     CEIOS are the residual interests most often resulting from asset securitizations such as our securitization of home equity loans, in which the seller of loans accounts for the transaction using gain-on-sale accounting treatment. Recording gain on the sale allows the seller to leverage the capital created based on the current recognition of future cash flows. Because this capital may no longer be available to support these assets if write-downs later become necessary, the regulatory agencies adopted the amendments incorporated in the New Rules to limit the risk of residual asset concentrations. The New Rules will allow banking organizations the option of netting existing associated deferred tax liabilities against residual interests for regulatory capital purposes. CEIOS may not qualify for the more favorable treatment under the ratings-based approach referenced above.

     The New Rules reflect the policy in the existing Securitization Guidance that imposes more frequent supervisory review, limitations on residual interest holdings, more stringent capital requirements, or other supervisory constraints on banking organizations found by the regulatory agencies to be lacking effective risk management programs or engaging in practices that present safety and soundness concerns. The Securitization Guidance provides that a bank's failure to understand the risks inherent in the securitization activities and to incorporate them into risk management systems and internal capital allocations may constitute an unsafe or unsound banking practice and may result in the down-grading of an organization's regulatory ratings.

Expansion

     The BHC Act requires prior Federal Reserve approval for certain activities, such as the acquisition by a bank holding company of control of another bank or bank holding company. Under the BHC Act, a bank holding company may engage in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to those banking activities, such as operating a mortgage bank or a savings association, conducting leasing and venture capital investment activities, performing trust company functions, or acting as an investment or financial advisor. See the section on "Interstate Banking and Branching Legislation" below.

Dividends

     The Federal Reserve has policies on the payment of cash dividends by bank holding companies. The Federal Reserve believes that a bank holding company experiencing earnings weaknesses should not pay cash dividends (1) exceeding its net income or (2) which only could be funded in ways that would weaken a bank holding company's financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks and bank holding companies.

     The Federal Reserve expects us to act as a source of financial strength to our banking subsidiaries and to commit resources to support them. In implementing this policy, the Federal Reserve could require us to provide financial support when we otherwise would not consider ourselves able to do so.

     In addition to the restrictions on fundamental corporate actions such as acquisitions and dividends imposed by the Federal Reserve, Indiana law also places limitations on our authority with respect to such activities.

BANK AND THRIFT REGULATION

     Indiana law subjects Irwin Union Bank and Trust and its subsidiaries to supervision and examination by the Indiana Department of Financial Institutions, or the DFI. Irwin Union Bank and Trust is a member of the Federal Reserve System and, along with its subsidiaries, is also subject to regulation, examination and supervision by the Federal Reserve. These subsidiaries include Irwin Home Equity and Irwin Capital Holdings. Irwin Union Bank, F.S.B. is a federally chartered savings bank. Accordingly, it is governed by and subject to regulation, examination and supervision by the Office of Thrift Supervision, or the OTS, and is required to comply with the rules and regulations of the OTS under the Home Owners' Loan Act, or HOLA.

     The Federal Reserve also supervises Irwin Union Bank and Trust's compliance with federal law and regulations that restrict loans by member banks to their directors, executive officers, and other controlling persons.

     The deposits of Irwin Union Bank and Trust are insured by the Bank Insurance Fund, or the BIF, and the deposits of Irwin Union Bank, F.S.B. are insured by the Savings Association Insurance Fund, or SAIF, under the provisions of the Federal Deposit Insurance Act, or the FDIA. As a result, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. also are subject to supervision and examination by the FDIC. The regulatory scheme applicable to Irwin Union Bank and Trust is comparable to that imposed on Irwin Union Bank, F.S.B. by the OTS.

Mortgage Banking and Residential Lending Regulation

     The residential lending activities of Irwin Union Bank and Trust, the mortgage banking activities of Irwin Mortgage, and the home equity lending business of Irwin Home Equity are regulated by the Federal Reserve. The Federal Reserve has broad authority to oversee the banking activities of Irwin Union Bank and Trust as the bank's primary federal regulator pursuant to the FDIA and the nonbanking subsidiaries of both Irwin Financial Corporation and Irwin Union Bank and Trust pursuant to the BHC Act. Federal Reserve regulations, such as restrictions on affiliate transactions, asset quality and earnings performance, apply to our residential lending activities. The DFI has comparable supervisory and examination authority over Irwin Home Equity and Irwin Capital Holdings due to their status as subsidiaries of Irwin Union Bank and Trust.

Capital Requirements

     The Federal Reserve has published regulations applicable to state member banks such as Irwin Union Bank and Trust regarding the maintenance of adequate capital. While retaining the authority to set capital ratios for individual banks, these regulations group banks into categories based upon total risk-based capital, Tier 1 risk-based capital and a leverage ratio (Tier 1 capital divided by average total assets). These categories, and the applicable capital ratios, are as follows:

     The Federal Reserve requires banks to hold capital commensurate with the level and nature of all of the risks, including the volume and severity of problem loans, to which they are exposed. The Federal Reserve requires all state member banks to meet a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent should be in the form of Tier 1 capital. For purposes of this ratio, Tier 1 capital is defined as the sum of core capital elements less goodwill and other intangible assets.

     The minimum ratio of Tier 1 capital to total assets for strong banking institutions (rated composite "1" under the uniform rating system of banks) is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent. Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. For example, most such institutions generally have operated at capital levels ranging from 1 to 2 percent above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances to risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. The risk-based ratio does not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

     At December 31, 2001, Irwin Union Bank and Trust had a total risk-based capital ratio of 10.38%, a Tier 1 capital ratio of 9.93%, and a leverage ratio of 12.39% and was considered well-capitalized. See "Bank Holding Company Regulation -- Minimum Capital Requirements -- Residual Interests" earlier in this section for a discussion of the impact of the new regulatory capital treatment rules. We transferred a portion, and plan to transfer an additional portion, of our residual assets held at Irwin Union Bank and Trust to our holding company in the form of dividends during the first quarter of 2002. Because of the amount of the residuals, we sought and received regulatory approval of these dividends as required. In connection with our decision in the fourth quarter of 2001 to dividend these residual assets out of Irwin Union Bank and Trust and after discussions with our regulators as well as consideration of the risk profile of our organization, our Board of Directors adopted resolutions regarding maintenance of capital levels above the well-capitalized minimum requirements beginning March 31, 2002. The benchmark levels we established are 12% total capital to risk-weighted assets at Irwin Union Bank and Trust, and 11% total capital to risk-weighted assets at Irwin Financial. Although the dividends of the residual assets will not have a meaningful impact on our consolidated capital ratios calculated under the New Rules, the dividends have the effect of increasing regulatory capital ratios at Irwin Union Bank and Trust.

     The Federal Reserve, the OTS, the FDIC and other federal banking agencies also have adopted a final rule that modifies the risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank or savings association. Under this rule, the Federal Reserve, the OTS and the FDIC must explicitly include a bank or savings association's exposure to declines in the economic value of their capital due to changes in interest rates as a factor in evaluating capital adequacy of a bank or savings association. The Federal Reserve, the OTS, the FDIC and other federal banking agencies also have adopted a joint agency policy statement providing guidance for managing interest rate risk. The policy statement emphasizes the importance of adequate management oversight and a sound risk management process. This assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine management's effectiveness.

Insurance of Deposit Accounts

     Under the Federal Deposit Insurance Corporation Improvements Act of 1991, or the FDICIA, as FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to BIF and SAIF, respectively. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

Dividend Limitations

     As a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. Under Indiana law, certain dividends require notice to, or approval by, the DFI, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts. The amount of the residual assets that have or will be transferred to the holding company as a dividend from the bank exceed the amount that could have been dividended by the bank to us without regulatory approval as described above and, as a result, we sought and obtained regulatory approval for the dividend. Due to the limitations described above, we must now obtain prior approval from the DFI and the Federal Reserve Bank of Chicago before Irwin Union Bank and Trust can pay additional dividends to us.

     In most cases, savings and loan associations, such as Irwin Union Bank, F.S.B., are required either to apply to or to provide notice to the OTS regarding the payment of dividends. The savings association must seek approval if it does not qualify for expedited treatment under OTS regulations, or if the total amount of all capital distributions for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years, or the savings association would not be adequately capitalized following the dividend, or the proposed dividend would violate a prohibition in any statute, regulation or agreement with the OTS. In other circumstances, a simple notice is sufficient.

     Our ability and the ability of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to pay dividends also may be affected by the various capital requirements and the capital and noncapital standards established under the FDICIA, as described above. Our rights and the rights of our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries also is subject to the prior claims of creditors of our subsidiaries including the depositors of a bank subsidiary.

Interstate Banking and Branching Legislation

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, or the Interstate Banking Act, banks are permitted, subject to being adequately or better capitalized, in compliance with CRA requirements and in compliance with state law requirements (such as age of bank limits and deposit caps), to merge with one another across state lines and to create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

     Although Irwin Union Bank, F.S.B. has a different primary federal regulator from Irwin Union Bank and Trust, most, if not all, of the federal statutes and regulations applicable to Irwin Union Bank also apply to Irwin Union Bank, F.S.B. However, as a federally chartered savings bank, Irwin Union Bank, F.S.B. has greater flexibility in pursuing interstate branching than an Indiana state bank. A federal savings association may establish or operate a branch in any state outside the state of its home office if the association meets certain statutory requirements. These requirements do not apply if the law of the state where the branch is to be located offers reciprocal branching privileges with the state where the savings association has its home office located. As Irwin Union Bank and Trust does with its supervisory regulatory agencies, Irwin Union Bank, F.S.B. must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

Community Reinvestment

     Under the Community Reinvestment Act, or the CRA, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution's record of making loans in its assessment areas; (b) investment, which evaluates the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) service, which evaluates the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. Both Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. received a "satisfactory" rating on their most recent CRA performance evaluations.

Brokered Deposits

     Brokered deposits include funds obtained, directly or indirectly, by or through a deposit broker for deposit into one or more deposit accounts. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are permitted to accept brokered deposits.

Gramm-Leach-Bliley Act

     On November 12, 1999, the Gramm-Leach-Bliley Act, or the GLB Act, was enacted, which amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to disclose their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information to non-affiliated third parties, subject to certain exceptions. Final regulations implementing the new financial privacy regulations became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. We have devoted what we believe are sufficient resources to comply with these new requirements. We do not anticipate that the GLB Act will have a material adverse effect on our operations or prospects or those of our subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

COMPLIANCE WITH CONSUMER PROTECTION LAWS

     Our subsidiaries also are subject to many federal and state consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

     - require lenders to disclose credit terms in meaningful and consistent ways;

     - prohibit discrimination against an applicant in any consumer or business credit transaction;

     - prohibit discrimination in housing-related lending activities;

     - require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

     - require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

     - prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

     - prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

Equal Credit Opportunity Act

     The federal Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an effects test has been applied to determine whether a violation of the act has occurred. This means that if a creditor's actions have had the effect of discriminating, the creditor may be held liable, even when there is no intent to discriminate. In addition to actual damages, the Equal Credit Opportunity Act permits regulatory agencies to take enforcement action and provides for punitive damages. Successful complainants also may be entitled to an award of court costs and attorneys' fees.

Fair Housing Act

     The federal Fair Housing Act regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. The Fair Housing Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the Fair Housing Act, including some that are not specifically mentioned in the act itself. Among those practices that have been found to be, or may be considered, illegal under the Fair Housing Act are declining a loan for the purposes of racial discrimination, making excessively low appraisals of property based on racial considerations and pressuring, discouraging, or denying applications for credit on a prohibited basis.

     The Fair Housing Act allows a person who believes that he or she has been discriminated against to file a complaint with the Department of Housing and Urban Development, or HUD. Aggrieved persons also may initiate a civil action. The Fair Housing Act also permits the Attorney General of the United States to commence a civil action if there is reasonable cause to believe that a person has been discriminated against in violation of the Fair Housing Act. Penalties for violation of the Fair Housing Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

Home Mortgage Disclosure Act

     The federal Home Mortgage Disclosure Act grew out of public concern over credit shortages in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a "fair lending" aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

     The appropriate federal banking agency (that is, the Federal Reserve for Irwin Union Bank and Trust and the OTS for Irwin Union Bank, F.S.B.), or in some cases, HUD, enforces compliance with the Home Mortgage Disclosure Act and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act

     The federal Real Estate Settlement Procedures Act, or RESPA, requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys' fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both. A significant number of individual claims and purported consumer class action claims have been commenced against financial institutions and other mortgage lending companies, including Irwin Mortgage, alleging violations of the escrow account rules and the prohibition against kickbacks and seeking civil damages, court costs and attorneys' fees. See the "Legal Proceedings" section of this report.

Truth in Lending Act

     The federal Truth in Lending Act is designed to ensure that credit terms are disclosed in a meaningful way so that consumers may compare credit terms more readily and knowledgeably. As a result of the act, all creditors must use the same credit terminology and expressions of rates, the annual percentage rate, the finance charge, the amount financed, the total of payments and the payment schedule.

     Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Federal Reserve Regulation Z also provide a consumer with a right of rescission, which relieves the consumer of the obligation to pay amounts to the creditor or to a third party in connection with the offending transaction, including finance charges, application fee, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations in the Truth in Lending Act. See the "Legal Proceedings" section of this report.

State Consumer Protection Laws

     In addition to the federal consumer protection laws discussed above, our subsidiaries are also subject to state consumer protection laws that regulate the mortgage origination and lending businesses of these subsidiaries. As part of the home equity line of business in conjunction with its subsidiary, Irwin Home Equity, Irwin Union Bank and Trust originates home equity loans through its branch in Nevada. Irwin Union Bank and Trust uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Nevada law, but might not be authorized by the laws of the states in which the borrowers are located. As a FDIC-insured, state member bank, Irwin Union Bank and Trust is authorized by Section 27 of the FDIA to charge interest at rates allowed by the laws of the state where the bank is located regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. The FDIC has opined that a state bank with branches outside of the state in which it is chartered may also be located in a state in which it maintains an interstate branch. Irwin Union Bank and Trust relies on Section 27 of the FDIA and the FDIC opinion in conducting its home equity lending business described above. From time to time, state regulators have questioned the application of Section 27 of the FDIA to credit practices affecting citizens of their states. Any change in
Section 27 of the FDIA or in the FDIC's interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity line of business.

EMPLOYEES AND LABOR RELATIONS

     At December 31, 2001, we and our subsidiaries had a total of 2,941 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

EXECUTIVE OFFICERS

     Our executive officers are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. In addition to our Chairman, Mr. Miller, and President, Mr. Nash, both of whom also serve as directors, our executive officers are listed below.

     Claude E. Davis (41) has been President of Irwin Union Bank and Trust since January, 1996. He has been an officer since 1988.

     Elena Delgado (47) has been President and Chief Executive Officer of Irwin Home Equity since September, 1994.

     Gregory F. Ehlinger (39) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.

     Paul D. Freudenthaler (37) joined us as Vice President - Financial Risk Management in December 2001. From September 2000 through November 2001, he was Corporate Controller for America Online Latin America, an internet service provider. From July 2000 to August 2000 he served as Senior Vice President - Treasurer of Telscape International, Inc., a development stage telecommunications company. Prior thereto, he held the position of Chief Accounting Officer of Telscape from July 1999 until June 2000. Subsequent to his departure from Telscape, Telscape filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on April 27, 2001. From February 1999 through June 1999, he was Director - International of Bank United, F.S.B. From January 1994 through January 1999, he was Director - International of Irwin Mortgage Corporation, our subsidiary.

     Jose M. Gonzalez (43) has been our Vice President - Internal Audit since October 1995.

     Robert H. Griffith (44) has been President and Chief Executive Officer of Irwin Mortgage since January, 2001. He has been an officer of Irwin Mortgage since 1993.

     Theresa L. Hall (49) has been our Vice President - Human Resources since 1988 and has been one of our officers since 1980.

     Bradley J. Kime (41) has been President of Irwin Union Bank F.S.B. since December 2000, and is also Chief Operating Officer and Executive Vice President of Irwin Union Bank and Trust. He has been an officer of Irwin Union Bank and Trust since 1987, and one of our officers since 1986.

     Jody A. Littrell (34) has been our Vice President and Controller since March 2000. He was employed with Arthur Andersen LLP from September 1990 to March 2000.

     Ellen Z. Mufson (53) has been our Vice President - Legal and Assistant Secretary since September 1997. She was Vice President - Legal Counsel of Irwin Union Bank and Trust from July 1996 through August 1997, and our Corporate Counsel from January 1995 through June, 1996.

     Steven R. Schultz (36) joined us as Vice President - Legal in January 2002. From August 1999 through December 2001 he was an attorney in the London office of Fried, Frank, Harris, Shriver & Jacobson, focusing primarily on mergers and acquisitions, capital markets financings and private equity transactions. From August 1993 until July 1999 he practiced corporate and securities law at Barnes & Thornburg in Indianapolis, Indiana.

     Matthew F. Souza (45) has been our Senior Vice President - Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.

     Michael E. Taft (61) serves as President of Irwin Capital Holdings Corporation, which comprises our leasing line of business. He has been President of Irwin Business Finance since April 1999. From August 1998 to April 1999, he was Executive Vice President of General Electric Capital Business Asset Funding Corp., a subsidiary of General Electric Capital Corporation. From September 1984 to August 1998, he was Executive Vice President of MetLife Capital Corporation, a subsidiary of Metropolitan Life Insurance Company (General Electric Capital Corporation acquired MetLife Capital in August 1998).

     Thomas D. Washburn (55) has been our Executive Vice President since August 1999 and has been one of our officers since 1976. From 1976 to August, 1999 he served as our Senior Vice President and Chief Financial Officer.

     Brett R. Vanderkolk (36) has been our Vice President - Treasurer since September 2000. From August 1996, to September 2000, he served as Manager, Corporate Finance for Arvin Industries, Inc. (manufacturer of automotive products).

ITEM 2.  PROPERTIES

     Our main office and the main offices of Irwin Ventures LLC, Irwin Ventures SBIC LLC, and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of the materially important physical properties and our subsidiaries as of December 31, 2001 are as follows:

IRWIN MORTGAGE

     The main office, where administrative and servicing activities are centered, is located at 9265 Counselor's Row, Indianapolis, Indiana, and a servicing facility is located at 11800 Exit Five Parkway, Indianapolis, Indiana.

     Loan production and satellite offices are located in:

     - Arizona -- Mesa, Phoenix, and Scottsdale;

     - California -- Arroyo Grande, Avalon, Bakersfield, Carson, Citrus Heights, Concord, Covina, LaMesa, Oxnard, Richmond, Sacramento, Salinas, San Diego, Stockton, Temecula, Thousand Oaks, Ventura, Visalia, Walnut South, West Concord, Yreka and Yuba City;

     - Colorado -- Castle Rock, Colorado Springs, Denver, Englewood, and Westminster;

     - Connecticut -- Rocky Hill;

     - Delaware -- Newark;

     - Florida -- Apopka, Boca Raton, Clearwater, Jacksonville, Orlando, and Port St. Lucie;

     - Georgia -- Atlanta;

     - Hawaii -- Honolulu;

     - Illinois -- Chicago, Clocktower and Decatur;

     - Indiana -- Carmel, Fishers, Ft. Wayne, Greenwood, Indianapolis (four offices), Kokomo, Logansport, Muncie, Schererville, and South Bend;

     - Louisiana -- Baton Rouge;

     - Maryland -- Gaithersburg;

     - Michigan -- Frankenmuth, Grand Rapids, Kalamazoo, Lansing, Roscommon and Sunrise;

     - Minnesota -- Arden Hills, Burnsville and Minneapolis;

     - Missouri -- Urbana;

     - New Jersey -- Deptford;

     - North Carolina -- Durham, Greensboro, Hickory, Raleigh, Waynesville, Wilmington and Winston-Salem;

     - Ohio -- Columbus (three offices), Dayton, and Reynoldsburg;

     - Oklahoma -- Oklahoma City and Tulsa;

     - Oregon -- Damascus and Portland;

     - Pennsylvania -- Mechanicsburg and York;

     - Tennessee -- Brentwood;

     - Texas -- Corpus Christi, Dallas, El Paso and Houston (two offices);

     - Utah -- Salt Lake City;

     - Virginia -- Newport News;

     - Washington -- Battle Ground, Everett (two offices) and Mount Lake Terrace; and

     - Wisconsin -- Madison.

     All offices occupied by Irwin Mortgage are leased.

IRWIN UNION BANK AND TRUST

     The main office is located in four connected buildings at 500 and 520 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee and leases them to Irwin Union Bank and Trust.

     One or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the following branch properties in fee State Street and Eastbrook in Columbus, Indiana

     Hope, Taylorsville, and Franklin, Indiana (the Franklin building and a portion of the land are owned; the remaining land is leased).

     The other branches lease their offices:

     - Indiana -- Avon, Bloomington (three offices), Carmel, Columbus (three offices), Greensburg, Greenwood, Indianapolis, Seymour (two offices) and Shelbyville;

     - Michigan -- Grandville (near Grand Rapids), Kalamazoo, Lansing and Traverse City; and

     - Nevada -- Carson City.

     The loan production office in Lansing, Michigan leases its space. The properties owned by Irwin Union Bank and Trust or Irwin Union Realty have no major encumbrances.

IRWIN UNION BANK, F.S.B.

     The main office is located at 9300 Shelbyville Road, Louisville, Kentucky.

     Branch offices are located in:

     - Arizona -- Phoenix

     - Missouri -- Brentwood (near St. Louis)

     - Nevada -- Las Vegas; and

     - Utah -- Salt Lake City

     Irwin Union Bank, F.S.B. leases these offices.

IRWIN HOME EQUITY

     The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity also occupies two other offices in San Ramon, California. Irwin Home Equity leases all of it its offices.

IRWIN CAPITAL HOLDINGS CORPORATION

     The main office of Irwin Capital Holdings Corporation is located at 500 Washington Street, Columbus, Indiana. The office location is lease.

     The main office of Irwin Business Finance is located at 330 120th Avenue NE, Suite 110, Bellevue, Washington. The office location is leased.

     The main office of Onset Capital Corporation is located at 666 Burrard Street, Suite 300, Vancouver, British Columbia, Canada. All of the Onset locations are leased and offices are located in Canada in:

     - Alberta -- Calgary and Edmonton;

     - Manitoba -- East St. Paul (near Winnipeg);

     - Ontario -- Toronto (two offices); and

     - Quebec -- St. Laurent (near Montreal) and Quebec City.

     The main office of Onset Alberta Ltd. is located at 888 3rd Street SW in Edmonton, Alberta. The office space is leased.

     The main office of Irwin Franchise Capital Corporation is located at 2700 Westchester Avenue, Purchase, New York.

     Irwin Franchise Capital also has offices (all leased) in:

     - Illinois -- Hainesville;

     - Nebraska -- Columbus (two offices) and Omaha;

     - New Jersey -- Nutley;

     - New York -- Metuchen;

     - Texas -- Spring; and

     - Washington -- Port Orchard.

ITEM 3.  LEGAL PROCEEDINGS

Culpepper v. Inland Mortgage Corporation.

     Borrowers purporting to represent a nationwide class have filed numerous class action lawsuits against mortgage lenders, including our subsidiary, Irwin Mortgage (formerly known as Inland Mortgage Corporation), alleging that certain payments to mortgage brokers by those lenders violate the federal Real Estate Settlement Procedures Act, commonly known as RESPA. These lawsuits have generally alleged that various forms of direct and indirect payments to mortgage brokers are referral fees or unearned fees, which are prohibited under RESPA, or that consumers were not informed of the brokers' compensation, in violation of law.

     Our subsidiary, Irwin Mortgage, is a defendant in Culpepper, a lawsuit alleging that Irwin Mortgage violated RESPA in connection with mortgages originated by mortgage brokers. The initial action was filed in April 1996, in the United States District Court, Northern District of Alabama. In January 1997, the federal district court granted summary judgment in favor of Irwin Mortgage and denied the plaintiff's motion to certify the case as a class action. The plaintiff appealed, and in January 1998, the United States Court of Appeals for the 11th Circuit reversed the district court's grant of summary judgment. The court of appeals sent the case back to the district court to decide the merits of the case and the class certification issue. A second lawsuit was filed against Irwin Mortgage in August 1998 alleging similar RESPA violations and was consolidated with the first case. In June 1999, the district court certified a limited class of borrowers.

     Irwin Mortgage appealed and submitted the class certification issue to the court of appeals for review in December 1999. On June 15, 2001, a panel of the United States Court of Appeals for the 11th Circuit denied the appeal of Irwin Mortgage, and upheld the district court's certification of the borrower class in an opinion unfavorable to us. On July 11, 2001, Irwin Mortgage filed a motion seeking a rehearing before the court of appeals. On August 15, 2001, the court of appeals denied this motion.

     The case is now pending in the federal district court. The process of notifying class members is not yet complete. Based on notices sent by the plaintiffs to some potential class members, we believe the class is not likely to exceed 32,000 borrowers. In July 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find that our subsidiary is liable for violating RESPA. We filed an opposition to the motion, and the motions were fully briefed by the parties.

     On October 18, 2001, the Department of Housing and Urban Development, or HUD, the agency responsible for interpreting and implementing RESPA, issued a clarifying policy statement that explicitly disagreed with the ruling of the court of appeals in Culpepper and with the court's interpretation of RESPA in connection with the types of payments at issue in this case.

     In response to an order of the district court, the parties filed supplemental briefs analyzing the impact of the new HUD policy statement on November 14, 2001. In addition to responding to the district court's order, Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the court of appeals' ruling, and on December 28, 2001, also filed a motion in the district court seeking a stay of further proceedings until the 11th Circuit renders decisions in the other three RESPA cases pending in that court. On January 22, 2002, the Supreme Court denied Irwin Mortgage's petition for certiorari. At a status conference on March 8, 2002, the district court granted Irwin Mortgage's motion to stay the proceedings in this case until the 11th Circuit rules on the other three RESPA cases pending before it.

     The Culpepper case is the only case to date alleging similar RESPA violations in which a federal court of appeals has upheld a lower court's grant of class action certification in favor of the plaintiffs. While we continue to believe that the plaintiffs should not prevail on the merits of the case and that Irwin Mortgage has available numerous defenses to the alleged RESPA violations and we intend to defend this lawsuit vigorously, we could lose this lawsuit. Although we are unable at this stage of the litigation to determine the outcome or a reasonable estimate of the amount of potential loss we could suffer, we expect that an adverse outcome in this litigation could subject us to substantial monetary damages that could be material to our financial position. We have not established any reserves related to this case.

Beggs v. Irwin Mortgage Corporation.

     In September, 2001, Irwin Mortgage received notice that it was named as a defendant in Beggs, a lawsuit filed in the United States District Court for the Northern District of Alabama. The plaintiff, purporting to represent a nationwide class of borrowers, filed allegations similar to those in Culpepper, above, but seeks inclusion of borrowers not covered in Culpepper (those with mortgage loans since early 1999 through the date of class certification, if a class is certified). The plaintiff is asking the court to certify a class and to consolidate this case with Culpepper. On the basis of the HUD policy statement, described above, management believes Irwin Mortgage has substantial defenses to this case as well. In the event of an adverse outcome, however, the company could suffer material losses. On December 10, 2001, the court granted an order staying all the proceedings in the Beggs case until after the United States Court of Appeals for the 11th Circuit renders decisions in the other three RESPA cases pending in that court.

United States ex rel. Paranich v. Sorgnard et. al.

     In January, 2001, we, Irwin Leasing Corporation (formerly Affiliated Capital Corp.) and Irwin Equipment Finance Corporation (for purposes of this paragraph, the Irwin companies) were served as defendants in Paranich, an action filed in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc., and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing us and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer. We intend to defend this lawsuit vigorously.

Thompson v. Irwin Union Bank and Trust Company and Irwin Home Equity
Corporation.

     On May 9, 2001, Irwin Union Bank and Trust and Irwin Home Equity, (for purposes of this paragraph, Irwin), received notice that they were named as defendants in Thompson, a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001, the Court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs have appealed, and we intend to defend this case vigorously. However, if arbitration is ultimately upheld, we do not expect to suffer material loss in this case.

McIntosh v. Irwin Home Equity Corporation.

     On July 19, 2001, Irwin Home Equity Corporation was served with notice that it was named as the defendant in McIntosh, a lawsuit filed in the U.S. District Court for the District of Massachusetts. The suit relates to a loan purchased by Irwin Union Bank and Trust and serviced by Irwin Home Equity. The plaintiff alleges that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The suit also requests that the court certify a plaintiff class in this action. Irwin Home Equity filed an answer on August 31, 2001. On October 17, 2001, the court granted plaintiff's motion to file an amended complaint removing Irwin Home Equity and substituting Irwin Union Bank and Trust as defendant. On November 2, 2001, Irwin Union Bank and Trust filed an answer to the amended complaint denying plaintiff's allegations. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer. We intend to defend this lawsuit vigorously.

Stamper et.al. v. A Home of Your Own, Inc. et.al.

     On January 25, 2002, a jury in Stamper awarded the plaintiffs damages of $1.434 million jointly and severally against the defendants, including our subsidiary Irwin Mortgage Corporation. The case was filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiffs alleged that A Home of Your Own, Inc. and its principal, Robert Beeman, defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Prior to the outcome of the jury trial, we had no reserves for this case. On February 6, 2002, plaintiffs filed a petition for attorney's fees. On the same date, Irwin Mortgage filed post-trial motions for judgment notwithstanding the verdict, new trial and/or remittitur, which is a request for the court to reduce the amount of damages awarded by the jury. If the court denies Irwin's post-trial motions, Irwin plans to appeal and will continue to defend this case vigorously.

     We and our subsidiaries are from time to time engaged in various matters of litigation including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves have been established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2001, no matters were submitted to a vote of security holders of the Corporation, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until September 20, 2001, our common shares were quoted on the Nasdaq National Market under the symbol "IRWN." Our common shares were approved for listing on the New York Stock Exchange on September 5, 2001, and began trading under the symbol "IFC" on September 21, 2001. The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on March 11, 2002, was 1,805.

STOCK PRICES AND DIVIDENDS:

                                                    PRICE RANGE                             TOTAL
                                                  ---------------   QUARTER     CASH      DIVIDENDS
                                                   HIGH     LOW       END     DIVIDENDS   FOR YEAR
                                                  ------   ------   -------   ---------   ---------
2000
First quarter...................................  $18.31   $13.56   $15.00     $ 0.06
Second quarter..................................   18.50    14.38    14.45       0.06
Third quarter...................................   17.00    13.44    16.38       0.06
Fourth quarter..................................   22.00    13.25    21.19       0.06       $0.24

2001
First quarter...................................  $24.88   $19.31   $21.13     $0.065
Second quarter..................................   25.25    18.69    25.15      0.065
Third quarter...................................   27.70    16.00    20.90      0.065
Fourth quarter..................................   22.08    14.49    17.00      0.065       $0.26

     We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 27, 2002, our Board of Directors approved an increase in the first quarter dividend to $0.0675 per share, payable in March, 2002. Dividends paid by Irwin Union Bank and Irwin Union Bank, F.S.B. to the Corporation are restricted by banking law.

SALES OF UNREGISTERED SECURITIES:

     In 2001, we issued 5,466 shares of common stock pursuant to elections made by six of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                                   AT OR FOR YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      2001          2000         1999          1998          1997
                                   -----------   ----------   -----------   -----------   -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR:
  Net revenues...................  $   401,035   $  297,304   $   266,748   $   272,063   $   200,996
  Noninterest expense............      327,420      237,962       214,111       221,206       158,818
                                   -----------   ----------   -----------   -----------   -----------
  Income before income taxes.....       73,615       59,342        52,637        50,857        42,178
  Provision for income taxes.....       28,624       23,676        17,481        20,354        17,734
  Minority interest..............         (350)          --            --            --            --
                                   -----------   ----------   -----------   -----------   -----------
  Income before cumulative effect
     of change in accounting
     principle...................       45,341       35,666        33,156        30,503        24,444
  Cumulative effect of change in
     accounting principle, net of
     tax.........................          175           --            --            --            --
                                   -----------   ----------   -----------   -----------   -----------
  Net income.....................  $    45,516   $   35,666   $    33,156   $    30,503   $    24,444
                                   ===========   ==========   ===========   ===========   ===========
  Mortgage loan originations.....  $ 9,225,991   $4,091,573   $ 5,876,750   $ 8,944,615   $ 5,397,338
  Home equity loan
     originations................    1,149,410    1,225,955       439,507       389,673       214,518
COMMON SHARE DATA:
  Earnings per share:(1)
     Basic.......................  $      2.15   $     1.70   $      1.54   $      1.40   $      1.10
     Diluted.....................         2.00         1.67          1.51          1.38          1.08
  Cash dividends per share.......         0.26         0.24          0.20          0.16          0.14
  Book value per share...........        10.84         8.97          7.55          6.70          5.82
  Dividend payout ratio..........        12.13%       14.13%        12.93%        11.39%        12.74%
  Weighted average
     shares -- basic.............       21,175       20,973        21,530        21,732        22,326
  Weighted average
     shares -- diluted...........       24,173       21,593        21,886        22,139        22,722
  Shares outstanding -- end of
     period......................       21,305       21,026        21,105        21,673        22,001
AT YEAR END:
  Assets.........................  $ 3,439,795   $2,422,429   $ 1,680,847   $ 1,946,179   $ 1,496,794
  Trading assets.................      216,684      154,921        59,025        32,148        22,133
  Loans held for sale............      503,757      579,788       508,997       936,788       528,739
  Loans and leases...............    2,137,747    1,234,922       733,424       556,991       611,093
  Allowance for loan and lease
     losses......................       22,283       13,129         8,555         9,888         8,812
  Servicing assets...............      228,624      132,638       138,500       117,129        83,044
  Deposits.......................    2,309,018    1,443,330       870,318     1,009,211       719,596
  Short-term borrowings..........      487,963      475,502       473,103       644,861       512,275
  Long-term debt.................       29,654       29,608        29,784         2,839         7,096
  Trust preferred securities.....      190,948      147,167        48,071        47,999        47,927
  Shareholders' equity...........      232,323      189,925       159,296       145,233       127,983
  Owned first mortgage servicing
     portfolio...................   12,875,532    9,196,513    10,488,112    11,242,470    10,713,549
  Managed home equity servicing
     portfolio...................    2,317,975    1,825,527       842,403       581,241       358,166

                                                   AT OR FOR YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------------
                                      2001          2000         1999          1998          1997
                                   -----------   ----------   -----------   -----------   -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
SELECTED FINANCIAL RATIOS:
Performance Ratios:
  Return on average assets.......         1.45%        1.76%         2.01%         1.85%         1.94%
  Return on average equity.......        21.82        20.83         21.51         22.77         19.80
  Net interest margin(2)(3)......         5.35         5.36          5.03          4.33          5.15
  Noninterest income to
     revenues(4).................        64.84        69.94         75.25         78.71         75.89
  Efficiency ratio(5)............        78.23        78.61         78.95         79.55         76.74
  Loans and leases to
     deposits(6).................        79.10        85.56         84.27         55.19         84.92
  Average interest-earning assets
     to average interest-bearing
     liabilities.................       117.17       113.51        127.36        121.02        124.00
Asset Quality Ratios:
  Allowance for loan and lease
     losses to:
     Total loans and leases......         1.04%        1.06%         1.17%         1.78%         1.45%
     Non-performing loans and
       leases....................       116.34       181.79        189.86         84.28        115.02
  Net charge-offs to average
     loans and leases............         0.53         0.28          0.27          0.33          0.46
  Net home equity charge-offs to
     managed home equity
     portfolio...................         1.58         0.57          0.36          0.37          0.29
  Non-performing assets to total
     assets......................         0.68         0.42          0.48          0.78          0.64
  Non-performing assets to total
     loans and leases and other
     real estate owned...........         1.10         0.81          1.09          2.77          1.55
Ratio of Earnings to Fixed
  Charges:
  Including deposit interest.....         1.61x        1.63x         1.88x         1.79x         1.86x
  Excluding deposit interest.....         2.54         2.46          2.54          2.25          2.45
Capital Ratios:
  Average shareholders' equity to
     average assets..............         6.65%        8.46%         9.35%         8.09%         9.32%
  Tier 1 capital ratio...........         6.81         8.87         11.39         11.63         13.56
  Tier 1 leverage ratio..........         9.36        12.41         12.77         10.51         12.06
  Total risk-based capital
     ratio.......................        10.82        13.59         13.50         12.25         14.85

---------------

(2) Net interest income divided by average interest-earning assets.

(3) Calculated on a tax-equivalent basis.

(4) Revenues consist of net interest income plus noninterest income.

(5) Noninterest expense divided by net interest income plus noninterest income.

(6) Excludes loans to be sold or securitized.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as "will," "believe," "expect," "assume," "anticipate," "intend," "continue," "resume," "contemplating," "are likely," "estimate," "judgment," "outlook," "future," "forecasts," and similar expressions are intended to identify forward-looking statements, which may include, among other things:

     - statements and assumptions relating to projected growth, earnings, earnings per share, and other financial performance measures as well as management's short-term and long-term performance goals;

     - statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the recently revised regulatory capital rules relating to residual interests;

     - statements relating to our business and growth strategies, including potential acquisitions; and

     - any other statements, projections or assumptions that are not historical facts.

     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in selling residual assets as contemplated; difficulties in delivering home equity loans to the secondary market as planned or in funding home equity loans through securitization transactions as planned; difficulties in raising additional capital or expanding our businesses; competition from other financial service providers for experienced managers as well as for customers; changes in the value of technology-related companies; legislative or regulatory changes, including changes in the interpretation of new capital rules; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, uncertainty in the national economy may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission, or SEC.

CONSOLIDATED OVERVIEW

                                              2001     % CHANGE     2000     % CHANGE     1999
                                             ------    --------    ------    --------    ------
Net income (millions)......................  $ 45.5      27.6%     $ 35.7       7.5%     $ 33.2
Basic earnings per share(1)................    2.15      26.5        1.70      10.4        1.54
Diluted earnings per share(1)..............    2.00      19.8        1.67      10.6        1.51
Return on average equity...................   21.82%       --       20.83%       --       21.51%
Return on average assets...................    1.45        --        1.76        --        2.01

---------------

(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

     We recorded net income of $45.5 million for the year ended December 31, 2001, up 27.6% from the $35.7 million for the year ended in 2000. Net income per share (diluted) was $2.00 for the year ended December 31, 2001, up from $1.67 per share in 2000 and $1.51 per share in 1999. Return on equity was 21.82% for the year ended December 31, 2001, 20.83% in 2000 and 21.51% in 1999.

     Our mortgage banking line of business experienced a significant increase in mortgage loan production as a result of declining interest rates, with originations during 2001 exceeding $9.2 billion. During 2001, the mortgage banking line of business grew its servicing portfolio to $12.9 billion. Our home equity lending line of business continued to see steady growth in production and in its managed portfolio during 2001, largely offsetting additional credit reserves and increases in prepayment speeds. Our commercial banking line of business continued to grow its loan portfolio during 2001, while its net interest margin declined to 3.80% in 2001, compared to 4.25% and 4.82% in 2000 and 1999, respectively. Our equipment leasing line of business continued to incur losses during the year, principally the result of difficult economic conditions that led to higher levels of charge-offs and delinquencies during the second half of the year. Our venture capital line of business recorded losses during 2001 primarily attributable to net valuation write-downs in its portfolio investments in order to reflect these investments at fair value.

     Our mortgage banking line of business was negatively impacted in 2000 by rising rates throughout most of the year followed by a sharp decline in interest rates late in the fourth quarter. Our home equity lending line of business experienced a significant improvement in earnings in 2000 as its managed portfolio continued to grow and expand in its niche of prime credit quality, high loan-to-value second mortgage loans. Results in our commercial banking line of business were driven by strong commercial loan portfolio growth in 2000 reflecting continued geographic expansion into new markets in Midwestern and Western states. Our new equipment leasing line of business incurred losses throughout 2000 that were in line with management's expectations given the start-up nature of the company. Our venture capital line of business contributed favorably to the consolidated results in 2000 as a result of net valuation increases in its portfolio investments.

     A rising interest rate environment led to a reduction in loan originations and lower net income at our mortgage banking line of business during 1999, partially offsetting the improvements at our other lines of business. Our home equity lending line of business experienced a significant improvement in earnings in 1999 as a result of a more favorable competitive environment and a reduction in loan prepayment activity. Results at our commercial banking line of business during 1999 improved in connection with growth in our commercial loan portfolio. Results in 1999 include a one-time after-tax gain of $1.1 million due to a change in a tax law in Indiana.

Strategy

     Our strategy is to maintain a diverse revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We refer to this as creditworthy, profitable growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part business plan to meet these goals:

     - Identify underserved niches. We focus on product or market niches in financial services that we believe are underserved and where we believe customers are willing to pay a premium for value-added services. We don't believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

     - Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. We structure our companies so these managers are encouraged to focus only on their area of expertise and lines of business. In addition, we believe our willingness to offer minority ownership positions in our lines of business to these managers provides them with the long-term incentive to achieve creditworthy, profitable growth. We also employ a similar strategy when looking to expand our lines of business.

      Each line of our five lines of business has a separate management team that operates its niche as a separate business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant experience with us and in their respective industries.

     - Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business as a key part of our risk management. Our lines of business are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions. For example, both the origination and servicing of residential mortgage loans are very cyclical businesses, tied to changes in interest rates. We believe our participation in these markets has been profitable over time due to our dedication to participating in both segments of the mortgage banking business, rather than one or the other, which would otherwise leave us more susceptible to swings in interest rates.

     - Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to limit short-term growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business or the initiation of a new line through a start-up, utilizing highly qualified managers we select to focus on a single line of business. Over the past 10 years, we have made only a few acquisitions and those have typically been in non-competitive bidding situations.

     We believe our historical growth and profitability is the result of our endeavors to pursue complementary consumer and commercial lending niches through our bank holding company structure, our experienced management, our diverse product and geographic markets, and our willingness and ability to align the compensation structure of each of our lines of business with the interests of our stakeholders. Through various economic environments and cycles, we have had a relatively stable revenue and earnings stream on a consolidated basis generated primarily through internal growth rather than acquisitions. Over the five-year and ten-year periods ending December 31, 2001, respectively, our financial performance has been as follows:

     - our return on average equity averaged 21.36% and 22.53%;

     - our diluted earnings per common share compounded at an average annual growth rate of 16.65% and 15.18%;

     - our net revenues(1) compounded at an average annual growth rate of 18.85% and 17.33%;

     - our book value per common share compounded at an average annual growth rate of 16.80% and 18.15%.

     While our financial results in 2002 will likely be significantly different than our historical performance for the reasons discussed in the "Recent Developments" section below, management anticipates that after 2002, we can again achieve our long-term financial objectives of at least 12% annual earnings per share growth and greater than 15% return on common equity.

RECENT DEVELOPMENTS

Impact of Recent Change to Regulatory Capital Rules

     The federal banking regulators, including the Federal Reserve, our principal regulator, have adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitizations, and other securitized transactions. In general, the new rules require a banking institution that has certain residual interests in an amount that exceeds 25% of its

---------------

(1) Net revenues consist of net interest income plus noninterest income.

Tier 1 capital, to deduct the after-tax excess amount of credit-enhancing residual interests from Tier 1 capital for purposes of computing risk-based capital ratios.

     The new capital standards became effective on January 1, 2002, for new residual interests related to any transaction covered by the revised rules that settles after December 31, 2001. For transactions settled before January 1, 2002, application of the new capital treatment to the residuals created will be delayed until December 31, 2002.

     We believe these new rules apply to many, if not all, of the securitization transactions historically done by our home equity line of business to fund loan production. The residual assets we now own exceed the 25% concentration limit in the new capital treatment rules. On a pro forma basis adjusted to give effect to our recently completed public offering, and assuming conservatively that all of our residual assets are subject to the new capital treatment, our residual assets as of December 31, 2001, comprised 49% of our consolidated Tier 1 capital. We are taking steps to materially reduce the levels of our residuals as a percentage of Tier 1 capital. On November 29, 2001, we sold $12.3 million of our residual interests in our home equity loans previously securitized in September 2000. This represents our fourth sale of residual assets in the last two years. By the end of 2002, we expect our residual interests to have declined to approximately 35% of Tier 1 capital, falling to approximately 20% by the end of 2003.

     We have financed the significant growth in our home equity lending line of business to date using transaction structures that create residual interests through "gain-on-sale" accounting -- sales transactions accounted for under SFAS
140. To mitigate the impact of the new rules, beginning in 2002 we will be eliminating our use of these securitization structures that require gain-on-sale accounting treatment. We believe using on-balance sheet financing rather than using off-balance sheet gain-on-sale treatment under SFAS 140 will allow continued access to the capital markets for cost-effective, matched funding of our loan assets, while not meaningfully affecting or changing our cash flows, nor changing the longer term profitability of our home equity lending operation.

     Changing our securitization practices will significantly affect the financial results of our home equity line of business in 2002. The key financial impacts we expect include:

     - By using on-balance sheet financing to fund our home equity loan originations, we will be required to change the timing of revenue recognition on these assets under generally accepted accounting principles. For assets funded on-balance sheet, we will record interest income over the life of the loans, as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through transactions accounted for as a sale under SFAS 140, we have recorded revenue as gain-on-sale at the time of loan sale based on the difference between proceeds and allocated cost basis of the loans sold. We have also recognized residual interests based on the discounted present value of anticipated revenue stream over the expected lives of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by these different financing structures.

     - Due to the extension of the period during which revenue would be recognized under the new financing structures we intend to pursue, we plan to reduce the rate of growth in production and related expenses in the home equity lending line of business to more closely align anticipated revenue recognition and expenses under this new model. This process is now under way. However, while we anticipate continued profitability on a consolidated basis, we currently expect to report a loss in 2002 in our home equity lending line of business as we make this transition.

     - After the initial transition period, as the portfolio of on-balance sheet home equity loans continues to grow, we should record increased levels of net interest income sufficient to cover ongoing expenses and credit losses. We would then expect to be in a position to resume profitable growth in this line of business. We may also pursue selective opportunities to sell whole loans in cash sale transactions if attractive terms can be negotiated. We currently anticipate that our home equity lending line of business will return to profitability in 2003.

PRO FORMA CAPITAL RELATIVE TO NEW REGULATION ON RESIDUALS

     Our Tier 1 capital totaled $295.0 million as of December 31, 2001, or 6.8% of risk-weighted assets. On a pro forma basis, giving full effect to the new risk-weighted capital regulations regarding residual assets, as further adjusted to give effect to the net proceeds from our recent public offering and prior to any residual asset reduction steps we are contemplating to reduce our concentration of residual assets or to reclassify for capital treatment purposes any of those residual assets, or any other changes, our Tier 1 capital and total capital to risk-weighted assets would be approximately 8.2% and 11.0%, respectively, as of December 31, 2001. The new capital rules do not become fully effective until December 31, 2002.

Earnings Outlook

     Taking the factors discussed above into account, we expect consolidated net income to decline in 2002 but then to increase significantly in 2003. Management currently estimates that consolidated net income will be approximately $36 million in 2002 and approximately $54 million in 2003. These estimates include $2.7 million of after-tax interest expense on our convertible trust preferred securities, which would be added back to net income for purposes of calculating fully diluted earnings per share under generally accepted accounting principles. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from these estimates due to uncertainties and risks related to our business.

     While our financial results in 2002 will likely be significantly different than our historical performance for the reasons discussed above, management anticipates that after 2002, we can again achieve our long-term financial objectives of at least 12% annual earnings per share growth and greater than 15% return on common equity.

CRITICAL ACCOUNTING POLICIES/MANAGEMENT JUDGMENTS AND ACCOUNTING ESTIMATES

     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. The following is a description of the critical accounting policies we apply, all of which require the use of accounting estimates and/or judgment:

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses (ALLL) reflects our estimate of the adequacy of reserves needed to cover probable loan and lease losses and certain risks inherent in our loan portfolio. In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on our past loan loss experience, known and inherent risks in the loan portfolio, levels of delinquencies, adverse situations that may affect a borrower's ability to repay, trends in volume and terms of loans and leases, estimated value of any underlying collateral, changes in underwriting standards, changes in credit concentrations, and current economic and industry conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

Accounting for Private Equity Investments

     It is our accounting policy to account for private equity investments held by our venture capital line of business at fair value, with unrealized and realized gains and losses included in noninterest income as investment securities gains and losses. The fair value of private equity investments (which by their nature are not publicly traded) is estimated based on the investees' financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. We assume that cost approximates fair value, unless there is evidence suggesting a revaluation is appropriate. Potential reasons for revaluation include: 1) an anticipated pricing of a company's future equity financing that would be lower than the previous funding round (although the reverse would not necessarily require an upward adjustment)
2) a significant deterioration in the company's performance 3) a significant reduction in the company's potential realizable value -- for example, if market conditions have caused a meaningful change in the value of peer companies. We believe the values derived from the application of our policy represent a close approximation of fair value for non-marketable securities.

Accounting for Deferred Taxes

     Deferred tax assets and liabilities are determined based on temporary differences between the time income or expense items are recognized for book purposes and in our tax return. We make this measurement using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We recognize deferred tax assets based on estimates of future taxable income. Events may occur in the future that could cause the realizability of these deferred tax assets to be in doubt, requiring the need for a valuation allowance.

Valuation of Mortgage Servicing Rights

     Mortgage servicing rights are recorded at the lower of their cost basis or market value and a valuation allowance is recorded for any stratum that is impaired. We estimate the market value of the servicing assets each month using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from an independent valuation firm. Inaccurate assumptions in valuing mortgage servicing rights could adversely affect our results of operations during a period in which additional impairment occurs.

Valuation of Residual Interests

     Residual interests from securitizations are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as unrealized gains or losses in results of operations in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

EARNINGS BY LINE OF BUSINESS

     Irwin Financial Corporation is composed of five principal lines of business:

     - Mortgage Banking

     - Home Equity Lending

     - Commercial Banking

     - Equipment Leasing

     - Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Net income (loss):
  Mortgage Banking..........................................  $38,100    $13,006    $23,063
  Home Equity Lending.......................................   16,248     18,494     12,606
  Commercial Banking........................................    8,918      7,090      7,345
  Equipment Leasing.........................................   (4,394)    (2,563)      (843)
  Venture Capital...........................................   (6,549)     2,723        656
  Other (including consolidating entries)...................   (6,807)    (3,084)    (9,671)
                                                              -------    -------    -------
                                                              $45,516    $35,666    $33,156
                                                              =======    =======    =======

     Our financial results in 2002 will be significantly different than our historical performance due to changes we have made in our operating plan to address changes in regulatory capital rules associated with residual interests on sold loans. Beginning in 2002, we will eliminate our use of securitization structures that require gain-on-sale accounting treatment under SFAS 140. These structures create the residual assets that are the focus of the new rules. See the "Recent Developments" section of this report for a discussion of the anticipated impact of these changes on our earnings.

SUMMARY OF QUARTERLY FINANCIAL DATA

                                                                      2001
                                                  --------------------------------------------
                                                   FOURTH      THIRD       SECOND      FIRST
                                                  QUARTER     QUARTER     QUARTER     QUARTER
                                                  --------    --------    --------    --------
                                                             (DOLLARS IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION
  Interest income...............................  $ 69,412    $ 72,925    $ 65,174    $ 60,722
  Interest expense..............................   (26,452)    (31,909)    (31,235)    (31,488)
  Provision for loan and lease losses...........    (8,142)     (5,006)     (2,804)     (1,553)
  Noninterest income............................    82,856      58,464      68,304      61,767
  Noninterest expense...........................   (98,751)    (75,629)    (78,367)    (74,673)
  Income taxes..................................    (6,924)     (7,446)     (8,475)     (5,779)
                                                  --------    --------    --------    --------
  Net income before minority interest and
     cumulative effect of change in accounting
     principle..................................    11,999      11,399      12,597       8,996
  Minority interest.............................        71          68         211          --
  Cumulative effect of change in accounting
     principle..................................        --          --          --         175
                                                  --------    --------    --------    --------
                                                  $ 12,070    $ 11,467    $ 12,808    $  9,171
                                                  ========    ========    ========    ========
  Earnings per share:
     Basic(1)...................................  $   0.57    $   0.54    $   0.61    $   0.44(1)
     Diluted(1).................................      0.53        0.50        0.56        0.41(1)

                                                                       2000
                                                  ----------------------------------------------
                                                    FOURTH       THIRD       SECOND      FIRST
                                                   QUARTER      QUARTER     QUARTER     QUARTER
                                                  ----------    --------    --------    --------
                                                              (DOLLARS IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION
  Interest income...............................   $ 57,446     $ 48,034    $ 43,015    $ 36,035
  Interest expense..............................    (27,755)     (26,760)    (22,354)    (16,665)
  Provision for loan and lease losses...........     (1,793)      (1,356)     (1,119)     (1,135)
  Noninterest income............................     51,174       58,075      52,589      49,873
  Noninterest expense...........................    (63,242)     (62,748)    (58,036)    (53,936)
  Income taxes..................................     (6,279)      (6,117)     (5,591)     (5,689)
                                                   --------     --------    --------    --------
  Net income....................................   $  9,551     $  9,128    $  8,504    $  8,483
                                                   ========     ========    ========    ========
  Earnings per share:
     Basic......................................   $   0.46     $   0.43    $   0.41    $   0.40
     Diluted....................................   $   0.44     $   0.43    $   0.40    $   0.40

---------------

(1) Earnings per share of common stock before cumulative effect of change in accounting principle for the three month period ended March 31, 2001 was $0.43 basic and $0.40 diluted.

MORTGAGE BANKING

     The following table shows selected financial information for our mortgage banking line of business:

                                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                2001          2000         1999          1998          1997
                                             -----------   ----------   -----------   -----------   -----------
                                                                       (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income......................  $    30,261   $   15,401   $    21,745   $    26,244   $    17,577
  Provision for loan losses................           31          357        (1,998)       (1,721)       (1,383)
  Loan origination fees....................       61,917       34,688        46,311        59,328        41,045
  Gain on sales of loans...................      113,140       45,601        72,395        97,724        53,332
  Loan servicing fees......................       52,837       50,309        54,247        52,217        50,194
  Amortization of servicing assets.........      (34,660)     (23,712)      (25,078)      (23,002)      (15,243)
  Impairment of servicing assets...........      (11,321)     (13,802)       11,320       (11,121)         (600)
  Gain (loss) on derivatives...............        3,846           24       (10,808)        4,318            --
  Gain on sales of bulk servicing rights...        8,394       27,528         9,005           829         1,512
  Other income.............................        5,016        4,538         3,628         2,276         1,223
                                             -----------   ----------   -----------   -----------   -----------
    Total net revenue......................      229,461      140,932       180,767       207,092       147,657
Operating expense..........................      167,624      119,387       144,915       159,046       111,367
                                             -----------   ----------   -----------   -----------   -----------
Income before taxes........................       61,837       21,545        35,852        48,046        36,290
Income taxes...............................       23,912        8,539        12,789        19,193        14,990
                                             -----------   ----------   -----------   -----------   -----------
Net income before cumulative effect of
  change in accounting principle...........       37,925       13,006        23,063        28,853        21,300
Cumulative effect of change in accounting
  principle................................          175           --            --            --            --
                                             -----------   ----------   -----------   -----------   -----------
Net income.................................  $    38,100   $   13,006   $    23,063   $    28,853   $    21,300
                                             ===========   ==========   ===========   ===========   ===========

                                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                2001          2000         1999          1998          1997
                                             -----------   ----------   -----------   -----------   -----------
                                                                       (IN THOUSANDS)
SELECTED BALANCE SHEET DATA AT END OF
  PERIOD:
  Total assets.............................  $   926,946   $  523,920   $   549,966   $ 1,020,249   $   792,007
  Mortgage loans held for sale.............      503,757      249,580       277,614       697,542       528,739
  Mortgage servicing assets................      211,201      121,555       132,648       113,131        81,610
  Short-term debt..........................      385,640      215,826       217,691       430,859       429,451
  Long-term debt...........................           --        3,951           223         2,839            54
  Shareholders' equity.....................       63,150       47,828        98,556       104,696        81,058
SELECTED OPERATING DATA:
  Mortgage loan originations...............  $ 9,225,991   $4,091,573   $ 5,876,750   $ 8,944,615   $ 5,397,338
  Servicing portfolio:
  Balance at end of period.................   12,875,532    9,196,513    10,448,112    11,242,470    10,713,549
    Weighted average coupon rate...........         7.23%        7.76%         7.51%         7.56%         7.85%
    Weighted average servicing fee.........         0.45         0.43          0.44          0.43          0.40
  Servicing sold as a % of production......         25.1         99.4          79.9          57.0          71.8

Overview

     In our mortgage banking line of business, Irwin Mortgage, in combination with Irwin Union Bank and Trust, originates, purchases, sells and services conventional and government agency-backed residential mortgage loans throughout the United States Because most of our mortgage originations either are insured by an agency of the federal government, such as the FHA or the VA, or, in the case of conventional mortgages, meet requirements for sale to FNMA or the FHLMC, we are able to remove substantially all of the credit risk of these loans from our balance sheet. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase from correspondents. We believe this balance between mortgage loan originations and mortgage loan servicing provides us a partial natural hedge against interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 57.2% of our total revenues in 2001, compared to 47.4% in 2000 and 67.8% in 1999. Our mortgage banking line of business contributed 83.7% of our net income for 2001, compared to 36.5% and 69.6% in 2000 and 1999, respectively.

     We originate loans through retail branches, and, to a limited degree, through our Internet website. We also purchase mortgage loans from third party sources, such as wholesale loan brokers. We consider this part of our business wholesale lending. We identify potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. We fund loans on a short-term basis on the balance sheet of Irwin Union Bank and Trust using internal funding sources, through credit facilities provided by third parties, and through repurchase agreements with investment banks. Generally within a 30-day period, individual loans are pooled, securitized and/or sold into the secondary mortgage market, which includes government-sponsored mortgage entities, nationally sponsored mortgage conduits, and institutional and private investors. Our mortgage banking line of business may retain servicing rights to the loans that it originates or purchases from correspondents.

     We believe there is a balance between mortgage loan originations and mortgage loan servicing that provides a partial natural hedge against interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, unrealized servicing values typically decrease as prepayment expectations increase, while the value of our mortgage production franchise generally increases. We sell servicing rights periodically for many reasons, including income recognition, cash flow, and servicing portfolio management.

Strategy

     Our mortgage banking line of business uses a niche strategy, focusing on first-time homeowners, which we believe will increase in number in coming years due to certain national demographic trends that are favorable to housing formation in our target markets. The mortgage banking business is cyclical, following changes in interest rates. In our mortgage banking line of business we do not try to anticipate the timing of changes in interest rates, but instead we have developed a strategy intended to maintain profitability across interest rate cycles. Our strategy has three components:

     - We manage our loan production activities through the expansion or contraction of existing channels in geographic markets and demographic groups that support our first-time home buyer strategy, and channels (such as credit unions) that are thought to be underserved by the mortgage industry and that value the mortgage bank's service-oriented approach to lending.

     - We have sought to improve profit margins through a process improvement initiative, which we began in 1999 to significantly reduce fixed costs associated with processing and securitizing mortgage loans. We are re-designing our processes so that we process, underwrite, and close loans in a more centralized environment.

     - We are more likely to retain servicing rights in periods of low interest rates and more likely to sell these servicing rights during periods of high interest rates. This strategy gives us the flexibility to invest in servicing rights during periods of relatively high production and sell the servicing during periods of lower production.

Net Income

     Net income from mortgage banking for the year ended December 31, 2001 was $38.1 million, compared to $13.0 million during 2000, an increase of 192.9% and an increase of 65.2% over 1999 results of $23.1 million. This increase primarily relates to increased production as a result of a declining interest rate environment. Both the 2000 and 1999 declines were the result of rising interest rates which slowed production activity throughout the mortgage banking industry.

     The following table shows the composition of our originations by loan categories for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
Total originations.......................................  $9,225,991   $4,091,573   $5,876,750
Percent retail loans.....................................        35.7%        35.7%        37.4%
Percent wholesale loans..................................        59.7         55.7         57.1
Percent brokered(1)......................................         4.6          8.6          5.5
Percent refinances.......................................        54.1         16.4         28.6

---------------

(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the year ended December 31, 2001 totaled $9.2 billion, up 125.5% from the same period in 2000 as a result of the declining interest rate environment. Refinanced loans accounted for 54.1% of loan production for 2001 compared to 16.4% in 2000. Higher production volume caused mortgage loan origination income to increase 78.5% in 2001 to $61.9 million.

     As a result of rising interest rates during most of 2000, our mortgage banking line of business experienced a decline in loan originations in 2000 as compared to 1999. Loan originations in 2000 were $4.1 billion, down 30.4% from 1999. Income from mortgage loan originations in 2000 totaled $34.7 million, 25.1% lower than 1999. Refinances accounted for 16.4% of 2000 originations, as compared to 28.6% in 1999. Because certain fees are not collected for loan refinancings, loan origination fees, which are fees we charge the borrower to initiate the loan application and/or to secure an interest rate, did not decrease at the same rate as loan production in 2000 and 1999.

     As a result of declining rates and resulting higher loan production in 2001, gains on the sale of loans during this period increased 148.1% compared to 2000 to $113.1 million. This compares to $45.6 million for the year 2000, and $72.4 million for the year 1999. Lower loan production levels during a period of rising rates accounted for the decline in 2000 compared to 1999.

Net Revenue

     Net revenue for the year ended December 31, 2001 totaled $229.5 million, compared to $140.9 million for the year ended December 31, 2000, and $180.8 million 1999. The following table sets forth certain information regarding net revenue for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net interest income.........................................  $ 30,261   $ 15,401   $ 21,745
Provision for loan losses...................................        31        357     (1,998)
Loan origination fees.......................................    61,917     34,688     46,311
Gain on sales of loans......................................   113,140     45,601     72,395
Servicing fees..............................................    52,837     50,309     54,247
Amortization expense........................................   (34,660)   (23,712)   (25,078)
Impairment expense..........................................   (11,321)   (13,802)    11,320
Gain (loss) on derivatives..................................     3,846         24    (10,808)
Gain on sales of bulk servicing.............................     8,394     27,528      9,005
Other income................................................     5,016      4,538      3,628
                                                              --------   --------   --------
Total net revenue...........................................  $229,461   $140,932   $180,767
                                                              ========   ========   ========

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the year 2001 totaled $30.3 million, compared to $15.4 million in 2000, and $21.7 million in 1999. Included in interest income for 2000 was $2.2 million related to interest earned from a refund of federal income taxes relating to a prior period tax return. Excluding the impact of the tax refund in 2000, net interest income for the year ended December 31, 2001 increased 129.2%, compared to 2000. The 2000 decline resulted from decreased loan production during the year, which was driven by rising interest rates throughout the majority of the year.

     Loan origination fees for the year ended December 31, 2001 totaled $61.9 million, compared to $34.7 million for 2000, and $46.3 million in 1999, an increase of 78.5% and 33.7%, respectively. The percentage increase in loan origination fees is not proportionate to loan origination growth due to product mix and the high percentage of refinances which have occurred in 2001.

     Gain on sale of loans is income recognized when loans are pooled and sold into the secondary mortgage market. Gain on sale of loans for the year ended 2001 totaled $113.1 million, compared to $45.6 million in 2000, an increase of 148.1%. Gain on sale of loans for the year ended December 31, 1999 totaled $72.4 million.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $52.8 million for the year of 2001, an increase of 5.0% from 2000 and a decrease of 2.6% from 1999, reflecting the fluctuating size and mix of the servicing portfolio throughout the last two years.

     Amortization expense relates to mortgage servicing rights and is based on the estimated lives of the underlying loans. Amortization expense totaled $34.6 million for the year ended December 31, 2001, compared to $23.7 million during 2000 and $25.1 million during 1999. This increase in 2001 compared to 2000 and 1999 relates to the increase in the underlying servicing portfolio and to the prepayment trends increasing throughout the year.

     Impairment is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. Impairment expense totaled $11.3 million during the year of 2001, compared to $13.8 million during the same period in 2000 and an impairment recovery of $11.3 million in 1999. The line of business restratified its servicing assets on January 1, 2001 based upon changing predominant risk characteristics inherent in the portfolio. The effect of this change was to decrease the mortgage servicing asset and valuation allowance by $12.0 million. Fluctuating interest rates impacted the impairment recovery or loss recorded over these periods.

     The impairment expense recorded in 2001 was offset by hedging gains of $3.8 million during the same period. Hedging gains of $24 thousand were recorded during the same period in 2000. In 1999, we used options on treasury futures to offset the interest rate risk associated with the mortgage servicing assets. By December 31, 1999, these options had expired. In 1999, we recorded a $10.8 million hedging loss related to these options. At December 31, 2001, the mortgage line of business held a $17.4 billion notional amount of Eurodollar future contracts related to economically hedging these servicing assets. The current hedging activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as trading assets, and changes in fair value are adjusted through earnings as trading gains or losses, while the underlying servicing asset being hedged is accounted for at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow, whether through bulk sales or ongoing servicing fees. The decision to sell or retain servicing is based on a balance of current market conditions and the interest rate risk tolerance of the business. Total servicing sales represented 25.1% of the loan portfolio in 2001 based on loan originations, compared to 99.4% of the loan portfolio in 2000, and 79.9% of the loan portfolio in 1999. The decrease in 2001 relates to both higher levels of servicing retained on conventional servicing as well as a decrease in bulk servicing sales. The increases in both 1999 and 2000 relate to increased bulk sales during each of those years.

     Bulk servicing sales of $1.0 billion of a total $2.3 billion of sold servicing were sold during the year of 2001, generating an $8.4 million pre-tax gain. This compares to bulk servicing sales of $2.5 billion of a total $4.1 billion of sold servicing in 2000, producing a $27.5 million pre-tax gain. In 1999, bulk servicing sales of $1.2 billion of a total $4.7 billion sold servicing produced a $9.0 million pre-tax gain.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $110,542   $ 72,818   $ 88,473
Other expenses..............................................    57,083     46,569     56,442
                                                              --------   --------   --------
Total operating expenses....................................  $167,625   $119,387   $144,915
                                                              ========   ========   ========
Number of employees(1)......................................     1,533      1,226      1,492

---------------

(1) On a full time equivalent basis.

     Operating expenses for the year ended December 31, 2001 totaled $167.6 million, a 40.4% increase over the year 2000, and 15.7% over 1999. Salaries and employee benefits during 2001 increased 51.8% over 2000 and 24.9% over 1999. These fluctuations reflect the decreased production activities throughout 1999 and 2000, followed by a significant increase in production activities in 2001.

Mortgage Servicing

     The following table shows information about our mortgage servicing portfolio for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------   --------   --------
                                                                 (PORTFOLIO IN BILLIONS)
Beginning portfolio.........................................  $    9.2   $   10.5   $   11.2
  Mortgage loan closings....................................       9.2        4.1        5.9
  Sales of servicing rights.................................      (2.3)      (4.1)      (4.7)
  Run-off(1)................................................      (3.2)      (1.3)      (1.9)
                                                              --------   --------   --------
Ending portfolio............................................  $   12.9   $    9.2   $   10.5
                                                              ========   ========   ========
Number of loans (end of period).............................   123,291    103,069    131,833
Average loan size...........................................  $104,432   $ 89,200   $ 84,500
Percent GNMA and state housing programs.....................        60%        75%        75%
Percent conventional insured and other......................        33         21         22
Percent warehouse...........................................         7          4          3
Delinquency ratio...........................................       7.8        9.6        6.8
Capitalized servicing to servicing portfolio................       1.6        1.3        1.3

---------------

(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

     Our mortgage servicing portfolio totaled $12.9 billion at December 31, 2001, a 40.0% increase from the December 31, 2000 balance of $9.2 billion, and up 23.2% from the same date in 1999. Irwin Mortgage has followed a strategy of managing interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should interest rates decline. This line of business sold servicing rights during these periods to help manage its investment in the portfolio and to monetize existing gains in its servicing portfolio. Consistent with our sales strategy, in recent months the line of business has chosen to retain more conventional servicing in its portfolio due to current market pricing.

     We record mortgage servicing assets at the lower of their cost or market value, and we record a valuation allowance for any impairment. At December 31, 2001, the market value of these assets was estimated to be $239.7 million in the aggregate, or $28.5 million greater than the carrying value on the balance sheet. At December 31, 2000, we estimated the market value of these assets to be $165.1 million in the aggregate, or $43.6 million greater than the carrying value on the balance sheet.

HOME EQUITY LENDING

     The following table shows selected financial information for the home equity lending line of business:

                                                       YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income..................  $   61,754   $   35,593   $ 18,852   $  5,495   $  7,129
Provision for loan losses............      (2,320)        (461)        --       (513)    (1,404)
Gain on sales of loans...............      91,556       46,970     23,725     18,610     15,908
Loan origination fees................       1,639          951        273         --         --
Loan servicing fees..................      13,355        7,559      4,907      3,323      2,145
Amortization and impairment of
  servicing assets...................      (3,217)      (1,583)    (1,445)      (842)      (334)
Trading gains (losses)...............     (38,420)      14,399      2,512     (2,952)    (1,961)
Other income.........................          71           19      1,742        820        294
                                       ----------   ----------   --------   --------   --------
          Total net revenues.........     124,418      103,447     50,566     23,941     21,777
Operating expenses...................      97,338       72,623     35,557     30,609     20,067
                                       ----------   ----------   --------   --------   --------
Income before taxes..................      27,080       30,824     15,009     (6,668)     1,710
  Income taxes.......................      10,832       12,330      2,403         --         --
                                       ----------   ----------   --------   --------   --------
Net income (loss)....................  $   16,248   $   18,494   $ 12,606   $ (6,668)  $  1,710
                                       ==========   ==========   ========   ========   ========
SELECTED BALANCE SHEET DATA:
Total assets.........................  $  602,226   $  550,526   $339,640   $311,974   $165,242
Home equity loans, net of allowance
  for loan losses....................     343,972        4,010      1,904      7,832    111,818
Home equity loans held for sale......          --      330,208    231,382    242,702         --
Residual assets -- trading...........     199,071(1)    152,614    57,833     32,321     22,134
Short-term debt......................     138,527      163,595    260,184    226,998    146,219
Shareholders' equity.................     135,493       99,586     58,733     40,272     10,936
SELECTED OPERATING DATA:
Loan volume:
  Lines of credit....................  $  317,579   $  629,906   $ 93,185   $ 98,855   $115,274
  Loans..............................     831,830      596,049    346,322    290,818     99,244
Total managed portfolio balance at
  end of period......................   2,317,975    1,825,527    842,403    581,241    358,166
Weighted average coupon rate:
  Lines of credit....................       11.11%       14.04%     12.72%     11.89%     12.96%
  Loans..............................       13.38        13.09      12.33      11.86      13.97
Gain on sale of loans to loans
  sold...............................        8.47         3.92       5.57       6.32       7.57
Net home equity charge-offs to
  managed home equity portfolio......        1.58         0.57       0.36       0.37       0.29
Delinquency ratio....................         5.3          4.3        2.7        1.3        1.5

---------------

(1) Includes residuals derived from overcollateralization accounts and early repayment fees totaling $36,292 and $21,126, respectively.

Overview

     In our home equity lending line of business, we originate, purchase, securitize and service home equity loans and lines of credit nationwide. We generally sell the loans through securitization transactions. We continue to service the loans we securitize. We target creditworthy, homeowning consumers who are active, unsecured credit card debt users. Target customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit. We market our home equity products through direct mail and telemarketing, mortgage brokers and correspondent lenders nationwide and through Internet-based solicitations. To address the new capital rules, beginning in 2002 we will begin using on-balance sheet financing and eliminating our use of securitization structures requiring gain-on-sale accounting. See the Recent Developments section of this report for further discussion.

     In 1997 and 1998, we largely redesigned our product offerings, introducing new products with origination fees and early repayment options. We also introduced home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans with loan-to-value ratios greater than 100% are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for the increased risk. For the year ended December 31, 2001, home equity loans with loan-to-value ratios greater than 100% made up 57.7% of our loan originations and 51.8% of our managed portfolio at December 31, 2001.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months' interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 83.3%, or $1.3 billion, of our home equity loan servicing portfolio at December 31, 2001 has early repayment fees. This portfolio does not include our floating rate lines of credit.

Strategy

     We expect to continue to originate new loans in our home equity lending line of business through the development of new products, the extension of existing products to new customers, and continued sales through our indirect distribution channels. These include brokers, correspondent lenders and Internet sites.

     The environment for high loan-to-value home equity lending has become more favorable for us during the past few years due to the exit of many home equity lenders who did not survive the competitive pressures and significant refinancing activity of 1998. This has helped our recent expansion in our home equity lending line of business, although we expect the rate of growth in this line of business to be slower in 2002 than in recent periods as we adjust to the new capital rules as described in the "Recent Developments" section, and we expect this line of business to show a loss in net income during 2002.

Servicing Mix

     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending portfolio on a percentage basis as of December 31, 2001 and December 31, 2000:

                                                              DECEMBER 31,   DECEMBER 31,
STATE                                                             2001           2000
-----                                                         ------------   ------------
California..................................................         23.6%          24.5%
Florida.....................................................          7.5            7.0
Virginia....................................................          5.7            5.0
Ohio........................................................          5.0            5.3
Illinois....................................................          4.7            5.6
Michigan....................................................          4.1            5.3
All other states............................................         49.4           47.3
                                                               ----------     ----------
  Total.....................................................        100.0%         100.0%
                                                               ==========     ==========
Total servicing portfolio (in thousands)....................   $2,317,975     $1,825,527

     The following table provides a breakdown of our home equity lending portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2001:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                AMOUNT     % OF TOTAL    COUPON
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
Home equity loans < = 100% CLTV.............................  $  510,001     22.00%      11.94%
Home equity lines of credit < = 100% CLTV...................     495,852     21.39       10.08
                                                              ----------     -----       -----
Total < = 100% CLTV.........................................   1,005,853     43.39       11.02
                                                              ----------     -----       -----
Home equity loans > 100% CLTV...............................     889,418     38.37       14.76
Home equity lines of credit > 100% CLTV.....................     225,122      9.71       12.50
                                                              ----------     -----       -----
Total > 100% CLTV...........................................   1,114,540     48.08       14.31
                                                              ----------     -----       -----
First mortgages.............................................     111,953      4.83        8.88
Other (immediate credit)....................................      85,629      3.70       13.44
                                                              ----------     -----       -----
  Total.....................................................  $2,317,975       100%      12.59%
                                                              ==========     =====       =====

Securitizations

     The securitization structures we have been using to date have involved "true sales" of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. We have recognized gain on the sale of loans in the period in which such loans were sold, although we receive cash (representing the excess spread and servicing fees) over the lives of the loans. Concurrent with recognizing such gain on sale, we have recorded the excess spread as a residual interest which is indicated on our consolidated balance sheet as part of "trading assets." We recognized gain on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the resultant changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

     Based on changes to our funding practices to adjust to the new capital rules, we expect to use different securitization structures that will not be accounted for using gain-on-sale treatment but rather as secured borrowings. For assets funded on-balance sheet, we will record interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through transactions accounted for as sales under SFAS 140, we recorded revenue as gain on sale at the time of loan sale based on the difference between proceeds and allocated cost basis of loans sold under SFAS 140. We have also recognized residual interests based on the discounted present value of the anticipated revenue stream over the expected life of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by these different financing structures.

SECURITIZATION TRANSACTIONS AND ASSUMPTIONS
    The table below details information with respect to pool sizes and age for the entire portfolio we service, including product for which we no longer retain credit risk. The underlying assumptions included in this table are consistent with the underlying assumptions for the portfolio for which we continue to retain credit risk:

                                                                                   AGE OF     ACTUAL ANNUALIZED
                                               ORIGINAL      CURRENT     MONTH      DEAL     LOSS RATE AS A % OF
                                             BALANCE SOLD    BALANCE     CLOSED   (MONTHS)    ORIGINAL BALANCE
                                             ------------   ----------   ------   --------   -------------------
HELOCS (LESS THAN= 100% CLTV)
95-2 HELOCs................................   $   51,584    $       --   Nov-95      NA             0.40%
96-1 HELOCs................................       75,999         7,476   Oct-96      63             0.25
97-1 HELOCs................................       54,997         6,814   Jun-97      55             0.26
97-2 HELOCs................................       69,998        10,448   Nov-97      50             0.28
98-1 HELOCs................................      124,280        37,056   Jun-98      43             0.27
2000-1 HELOCs..............................       66,803        42,944   Sep-00      16             0.11
2001-1 HELOCs..............................       27,719        23,816   Mar-01      10             0.00
2001-2 HELOCs..............................       64,018        58,833   Sep-01       4             0.00
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $  535,398    $  187,387               38             0.25%
                                              ==========    ==========
HELS (LESS THAN= 100% CLTV)
96-1 HELs..................................   $   63,997    $       --   Oct-96      NA             0.14%
97-1 HELs..................................       44,999         4,303   Jun-97      55             0.20
97-2 HELs..................................       60,000         8,891   Nov-97      50             0.25
98-1 HELs..................................       70,005        15,696   Jun-98      43             0.13
99-1 HELs..................................       89,999        26,559   Feb-99      35             0.27
99-2 HELs..................................       45,000        17,236   May-99      32             0.56
99-3 HELs..................................      107,657        50,777   Nov-99      26             0.49
2000-1 HELs................................      123,971        78,515   Sep-00      16             0.30
2001-1 HELs................................      124,951        95,247   Mar-01      10             0.08
2001-2 HELs................................      196,052       200,479   Sep-01       4             0.00
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $  926,631    $  497,703               23             0.27%
                                              ==========    ==========
FIRST MORTGAGES (LESS THAN= 100% CLTV)
98-1 First.................................   $    7,495    $    2,943   Jun-98      43             0.00%
99-1 First.................................       60,001        36,706   Feb-99      35             0.09
99-2 First.................................       15,021         8,923   May-99      32             0.00
99-3 First.................................       25,246        18,146   Nov-99      26             0.22
2001-1 First...............................        4,058         3,377   Mar-01      10             0.00
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $  111,821    $   70,095               32             0.09%
                                              ==========    ==========
HELOCS (LESS THAN= 125% CLTV)
98-1 HELOC125s.............................   $    7,499    $    2,517   Jun-98      43             0.99%
99-3 HELOC125s.............................       38,320        24,182   Nov-99      26             2.23
2000-LB1 HELOC125s.........................       29,919        23,617   Jun-00      19             0.96
2001-1 HELOC125s...........................       30,812        27,956   Mar-01      10             1.12
2001-2 HELOC125s...........................       70,295        68,296   Sep-01       4             0.00
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $  176,845    $  146,568               14             1.39%
                                              ==========    ==========
HELS (LESS THAN= 125% CLTV)
99-2 HEL125s...............................   $  119,978    $   62,147   May-99      32             1.73%
99-3 HEL125s...............................       70,658        43,204   Nov-99      26             1.59
2000-A1 HEL125s............................      123,698        78,384   Jun-00      19             1.20
2000-1 HEL125s.............................      166,330       128,145   Sep-00      16             1.11
2001-1 HEL125s.............................      219,765       188,294   Mar-01      10             0.50
2001-2 HEL125s.............................      313,368       307,693   Sep-01       4             0.13
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $1,013,797    $  807,867               14             1.17%
                                              ==========    ==========
PURCHASED PNB 99-1 HELOCS (LESS THAN= 100%
 CLTV)
PNB 1999-1 HELOC...........................   $  500,000    $  186,747   May-99      32             0.89%
IMMEDIATE CREDIT (Program discontinued)
99-3 HEL ImmedCredit.......................   $      524    $      231   Nov-99      26             6.59%
99-3 HELOC ImmedCredit.....................       13,903         5,935   Nov-99      26             8.28
2000-LB1 HELOC ImmedCredit.................       69,267        41,669   Jun-00      19             5.48
                                              ----------    ----------
TOTAL/WEIGHTED AVERAGE.....................   $   83,694    $   47,835               20             6.09%
                                              ==========    ==========
GRAND TOTAL................................   $3,348,186    $1,944,202               24             0.72%
                                              ==========    ==========              ===             ====

                                                                 ORIGINAL PROJECTED    ORIGINAL PROJECTED    REMAINING PROJECTED
                                             ACTUAL CUMULATIVE   CUMULATIVE LOSSES     CUMULATIVE LOSSES      CUMULATIVE LOSSES
                                             LOSSES AS A % OF        AS A % OF        (LIFETIME) AS A % OF   (LIFETIME) AS A % OF
                                             ORIGINAL BALANCE     ORIGINAL BALANCE      ORIGINAL BALANCE       ORIGINAL BALANCE
                                             -----------------   ------------------   --------------------   --------------------
HELOCS (LESS THAN= 100% CLTV)
95-2 HELOCs................................         2.24%               1.35%                 1.35%                  0.00%
96-1 HELOCs................................         1.30                1.35                  1.36                   0.01
97-1 HELOCs................................         1.19                1.24                  1.29                   0.05
97-2 HELOCs................................         1.16                1.20                  1.32                   0.12
98-1 HELOCs................................         0.95                1.18                  1.71                   0.53
2000-1 HELOCs..............................         0.15                0.64                  2.45                   1.82
2001-1 HELOCs..............................         0.00                0.15                  5.44                   5.29
2001-2 HELOCs..............................         0.00                0.00                  4.37                   4.37
TOTAL/WEIGHTED AVERAGE.....................         0.77%               0.93%                 2.22%                  1.29%
HELS (LESS THAN= 100% CLTV)
96-1 HELs..................................         0.68%               1.29%                 1.29%                  0.00%
97-1 HELs..................................         0.91                1.27                  1.27                   0.00
97-2 HELs..................................         1.03                1.13                  1.24                   0.11
98-1 HELs..................................         0.46                1.07                  1.35                   0.28
99-1 HELs..................................         0.79                0.98                  1.32                   0.34
99-2 HELs..................................         1.50                1.00                  1.78                   0.78
99-3 HELs..................................         1.06                0.87                  1.84                   0.97
2000-1 HELs................................         0.40                0.52                  2.09                   1.57
2001-1 HELs................................         0.07                0.32                  3.68                   3.36
2001-2 HELs................................         0.00                0.00                  4.30                   4.30
TOTAL/WEIGHTED AVERAGE.....................         0.52%               0.62%                 2.53%                  1.92%
FIRST MORTGAGES (LESS THAN= 100% CLTV)
98-1 First.................................         0.00%               0.71%                 0.83%                  0.11%
99-1 First.................................         0.26                0.61                  0.85                   0.24
99-2 First.................................         0.00                0.55                  0.86                   0.31
99-3 First.................................         0.47                0.46                  0.89                   0.43
2001-1 First...............................         0.00                0.14                  0.87                   0.73
TOTAL/WEIGHTED AVERAGE.....................         0.25%               0.56%                 0.86%                  0.30%
HELOCS (LESS THAN= 125% CLTV)
98-1 HELOC125s.............................         3.54%               5.11%                 7.06%                  1.95%
99-3 HELOC125s.............................         4.84                3.75                  9.67                   5.92
2000-LB1 HELOC125s.........................         1.52                2.67                 11.08                   8.41
2001-1 HELOC125s...........................         0.94                0.65                 14.99                  14.34
2001-2 HELOC125s...........................         0.00                0.00                 11.20                  11.20
TOTAL/WEIGHTED AVERAGE.....................         1.62%               1.59%                11.33%                  9.74%
HELS (LESS THAN= 125% CLTV)
99-2 HEL125s...............................         4.62%               4.02%                 6.72%                  2.70%
99-3 HEL125s...............................         3.44                3.55                  7.23                   3.68
2000-A1 HEL125s............................         1.89                2.45                  5.26                   2.82
2000-1 HEL125s.............................         1.48                2.18                  9.08                   6.90
2001-1 HEL125s.............................         0.42                1.21                 12.21                  11.00
2001-2 HEL125s.............................         0.04                0.00                 11.70                  11.70
TOTAL/WEIGHTED AVERAGE.....................         1.36%               1.64%                 9.69%                  8.05%
PURCHASED PNB 99-1 HELOCS (LESS THAN= 100%
 CLTV)
PNB 1999-1 HELOC...........................         2.38%               2.70%                 4.00%                  1.30%
IMMEDIATE CREDIT (Program discontinued)
99-3 HEL ImmedCredit.......................        14.28%               7.91%                24.20%                 16.28%
99-3 HELOC ImmedCredit.....................        17.95                8.06                 23.11                  15.05
2000-LB1 HELOC ImmedCredit.................         8.68                6.54                 25.31                  18.76
TOTAL/WEIGHTED AVERAGE.....................        10.26%               6.80%                24.93%                 18.13%
GRAND TOTAL................................         1.41%               1.52%                 5.96%                  4.44%
                                                   =====                ====                 =====                  =====


                                             WEIGHTED AVERAGE    WEIGHTED
                                             FUTURE PREPAYMENT   AVERAGE
                                             SPEED ASSUMPTION     COUPON
                                             -----------------   --------
HELOCS (LESS THAN= 100% CLTV)
95-2 HELOCs................................         N/A             N/A
96-1 HELOCs................................          38%          11.17%
97-1 HELOCs................................          32           11.02
97-2 HELOCs................................          43           11.17
98-1 HELOCs................................          47            9.72
2000-1 HELOCs..............................          39            9.85
2001-1 HELOCs..............................          19            9.67
2001-2 HELOCs..............................          25            9.92
TOTAL/WEIGHTED AVERAGE.....................          34%          10.00%
HELS (LESS THAN= 100% CLTV)
96-1 HELs..................................         N/A             N/A
97-1 HELs..................................          33%          14.46%
97-2 HELs..................................          36           13.76
98-1 HELs..................................          50           12.41
99-1 HELs..................................          50           11.71
99-2 HELs..................................          43           11.35
99-3 HELs..................................          45           12.40
2000-1 HELs................................          41           12.48
2001-1 HELs................................          24           12.39
2001-2 HELs................................          22           11.37
TOTAL/WEIGHTED AVERAGE.....................          32%          11.99%
FIRST MORTGAGES (LESS THAN= 100% CLTV)
98-1 First.................................          65%           8.76%
99-1 First.................................          37            8.55
99-2 First.................................          29            8.56
99-3 First.................................          21            9.17
2001-1 First...............................          20            9.73
TOTAL/WEIGHTED AVERAGE.....................          32%           8.78%
HELOCS (LESS THAN= 125% CLTV)
98-1 HELOC125s.............................          44%          12.21%
99-3 HELOC125s.............................          23           12.25
2000-LB1 HELOC125s.........................          20           12.95
2001-1 HELOC125s...........................          15           13.41
2001-2 HELOC125s...........................          23           12.64
TOTAL/WEIGHTED AVERAGE.....................          21%          12.76%
HELS (LESS THAN= 125% CLTV)
99-2 HEL125s...............................          31%          13.67%
99-3 HEL125s...............................          29           14.78
2000-A1 HEL125s............................          29           13.64
2000-1 HEL125s.............................          23           15.26
2001-1 HEL125s.............................          16           15.00
2001-2 HEL125s.............................          17           15.00
TOTAL/WEIGHTED AVERAGE.....................          21%          14.79%
PURCHASED PNB 99-1 HELOCS (LESS THAN= 100%
 CLTV)
PNB 1999-1 HELOC...........................          29%          10.78%
IMMEDIATE CREDIT (Program discontinued)
99-3 HEL ImmedCredit.......................          14%          14.90%
99-3 HELOC ImmedCredit.....................          23           13.57
2000-LB1 HELOC ImmedCredit.................          28           13.76
TOTAL/WEIGHTED AVERAGE.....................          27%          13.74%
GRAND TOTAL................................          26%          12.82%
                                                    ===           =====

Home Equity Servicing

     Our home equity lending business continues to service loans it has securitized. We earn a servicing fee of approximately 75 to 100 basis points of the outstanding principal balance of the securitized loans. The following table shows certain information about our home equity servicing portfolio, which includes loans held on the balance sheet as well as securitized loans:

                                                               2001         2000        1999
                                                            ----------   ----------   --------
                                                                      (IN THOUSANDS)
Balance...................................................  $2,317,975   $1,825,527   $842,403
Delinquency ratio.........................................        5.25%        4.31%      2.70%

     In our home equity lending business, we retain credit risk on loans we originate whether funded on- or off-balance sheet. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions. The 30-day and greater delinquency ratio was 5.25% at December 31, 2001, and 4.31% at December 31, 2000, compared to 2.70% at December 31, 1999. As the average age of our portfolio continues to increase and our product mix includes more high loan-to-value loans, these factors, if coupled with continued declines in general economic conditions, would cause delinquencies and losses to increase in future quarters. We take this into consideration when determining our loss reserves and valuation parameters used in valuing the loans and residual interests on the balance sheet. The credit quality of the home equity loans underlying previous securitizations continues to perform within management's long term expectations, despite the current economic uncertainty.

Net Income

     Our home equity lending business recorded net income of $16.2 million during the year ended December 31, 2001, compared to net income in 2000 of $18.5 million, and $12.6 million in 1999. Results in 1999 are net of $2.4 million of income taxes. In late 1999, the net operating losses carried forward by this line of business were fully used and the business began recording income tax expense. Until that time, income taxes for this line of business were recorded at the parent level.

     The improvement in 2001 and 2000 earnings over 1999 was the result of the growth of the managed loan portfolio in both years. Actual credit performance continues to meet management's expectations and remains within the forecasts used for its loss reserve analysis. The decrease in net income in 2001 over 2000 principally reflects higher expected loss rates and prepayment speeds, and an increased discount rate all of which are used to value future cash flows from our portfolio of securitized loans. The assumptions were adjusted to reflect the increased uncertainty in the national economy, and the anticipated effect the current economic climate will have on portfolio performance.

Net Revenue

     Net revenue for the year ended December 31, 2001 totaled $124.4 million, compared to net revenue for the year ended December 31, 2000 of $103.4 million, and $50.6 million in 1999.

     During 2001, our home equity lending business produced (originated and acquired) $1.1 billion of home equity loans, compared to $1.2 billion during 2000, a 6.2% decline. The 2001 loan production was up 161.5% from 1999 volume of $0.4 billion. Included in the 2000 total is a fourth quarter acquisition of the residual interest, servicing rights and related whole loans of an approximately $400 million pool of previously securitized home equity lines of credit. The collateral supporting the pool is comprised of seasoned lines of credit, predominantly up to 100% combined loan-to-value and similar in credit quality and yield to lines of credit originated by the business. Our home equity lending business had $344.0 million of net loans at December 31, 2001, compared to net loans and loans held for sale of $334.2 million at December 31, 2000, and $233.3 million at the same date in 1999.

     The following table sets forth certain information regarding net revenue for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                                2001       2000      1999
                                                              --------   --------   -------
                                                                 (DOLLARS IN THOUSANDS)
Net interest income.........................................  $ 61,754   $ 35,593   $18,852
Provision for loan losses...................................    (2,320)      (461)       --
Gain on sales of loans......................................    91,556     46,970    23,725
Loan origination fee income.................................     1,639        951       273
Loan servicing fees.........................................    13,355      7,559     4,907
Amortization and impairment of servicing assets.............    (3,217)    (1,583)   (1,445)
Trading gains (losses)......................................   (38,420)    14,399     2,512
Other income................................................        71         19     1,742
                                                              --------   --------   -------
Total net revenue...........................................  $124,418   $103,447   $50,566
                                                              ========   ========   =======

     Net interest income increased to $61.8 million for the year ended December 31, 2001, compared to the year 2000 net interest income of $35.6 million, and $18.9 million in 1999. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which totaled $31.9 million during 2001 versus $15.9 million in 2000, and $6.5 million in 1999.

     Gains on sales of loans for the year ended December 31, 2001 totaled $91.6 million, compared to $47.0 million and $23.7 million during the same period in 2000 and 1999, respectively. In the home equity line of business, we securitized $1.1 billion of loans in 2001 compared to $774.6 million and $430.7 million of loans securitized in 2000 and 1999, respectively. The gain on sales of loans relative to the principal balance of loans sold increased during 2001 due to improvement in net funding costs. These improvements include a higher mix of loans originated with fees for early repayment, a higher risk-adjusted interest rate on the underlying collateral, a lower relative acquisition cost structure due to continued expansion of new distribution channels, an ability to sell a portion of the residual interest at inception of the securitization transaction, and otherwise improved excess spread that we have been able to realize on the basis of our consistent performance history to date.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At December 31, 2001, net servicing assets totaled $15.3 million, compared to a balance of $7.7 million at December 31, 2000, and $4.5 million at December 31, 1999. Servicing asset amortization and impairment expense totaled $3.2 million during 2001, compared to $1.6 million for the year ended December 31, 2000, and $1.4 million in 1999.

     Trading gains (losses) of $38.4 million includes adjustments to the carrying values of our residual interests, unrealized gains from securitizations and derivative gains and losses. Residual interests had a balance of $199.1 million at December 31, 2001 and $152.6 million at December 31, 2000, compared to $57.8 million at the same date in 1999. Included in the market valuation assumptions are estimated lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Loss experience relative to assumptions to date has been favorable with respect to the portfolio. During the year ended December 31, 2001, the line of business recorded an unrealized trading loss of $45.8 million to adjust the carrying value of residual interests to their estimated fair values. The increased unrealized trading loss in 2001 principally reflects higher expected loss rates and prepayment speeds, and a higher discount rate used to value future cash flows from our portfolio of securitized loans.

     Also included in trading gains (losses) for the year ended December 31, 2001 were unrealized trading gains on residual interests of $11.6 million and a derivative loss of $4.2 million. During 2000, unrealized trading gains on residual interests were $14.6 million, and derivative losses totaled $0.3 million. On November 29, 2001, we sold $12.3 million of residual interests on previously sold loans representing approximately $108.9 million of principal balance. This was approximately 40% of our residual interest in home equity loans securitized in September 2000. Consistent with our three previous residual sales, we sold these residual interests for a price equal to the carrying value on our balance sheet. The sale is one step in our on-going efforts to manage our investment in residual assets and our capital position in light of the new federal banking regulations regarding capital treatment of residual assets. We intend to pursue additional sales of residual interests in 2002 and 2003. During 1999, the line of business recorded a trading gain of $2.5 million which included an unrealized trading loss on residual interests of $0.4 million, an unrealized gain on sale of residual interests of $2.0 million, and a hedging gain of $0.9 million.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $59,010   $39,180   $21,383
Other.......................................................   38,328    33,443    14,174
                                                              -------   -------   -------
          Total operating expenses..........................  $97,338   $72,623   $35,557
                                                              =======   =======   =======
Number of employees at period end...........................      773       614       372

     Operating expenses were $97.3 million for the year ended December 31, 2001, compared to $72.6 for the year 2000, and an increase of 173.8% from 1999. These increases reflect the growth in the managed portfolio and growth in production.

COMMERCIAL BANKING

     The following table shows selected financial information for our commercial banking line of business:

                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                      2001          2000         1999        1998        1997
                                   ----------    ----------    --------    --------    --------
                                                      (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Interest income..................  $  104,514    $   82,680    $ 54,452    $ 46,056    $ 41,115
Interest expense.................      53,515        44,268      23,525      20,957      19,120
                                   ----------    ----------    --------    --------    --------
Net interest income..............      50,999        38,412      30,927      25,099      21,995
Provision for loan and lease
  losses.........................       7,900         2,933       1,813       1,820       2,201
Noninterest income...............      14,999        11,974      11,797      11,712       9,256
Operating expense................      43,500        35,773      29,080      24,515      20,194
                                   ----------    ----------    --------    --------    --------
Income before taxes..............      14,598        11,680      11,831      10,476       8,856
Income taxes.....................       5,680         4,590       4,486       3,967       3,269
                                   ----------    ----------    --------    --------    --------
Net income.......................  $    8,918    $    7,090    $  7,345    $  6,509    $  5,587
                                   ==========    ==========    ========    ========    ========
SELECTED BALANCE SHEET DATA AT
  END OF PERIOD:
  Total assets...................  $1,648,294    $1,167,559    $789,560    $607,992    $539,233
  Loans..........................   1,514,957     1,067,980     720,493     514,950     410,272
  Allowance for loan and lease
     losses......................      14,643         9,228       7,375       6,680       5,525
  Deposits.......................   1,456,376       998,892     710,899     567,526     486,481
  Shareholders' equity...........     129,179        68,539      63,678      46,990      38,390

                                                     YEAR ENDED DECEMBER 31,
                                   ------------------------------------------------------------
                                      2001          2000         1999        1998        1997
                                   ----------    ----------    --------    --------    --------
                                                      (DOLLARS IN THOUSANDS)
DAILY AVERAGES:
  Assets.........................  $1,402,589    $  956,744    $682,632    $567,116    $515,666
  Loans..........................   1,276,003       879,875     600,877     462,319     370,313
  Allowance for loan and lease
     losses......................      11,038         8,133       7,317       6,308       5,332
  Deposits.......................   1,253,725       851,386     619,308     514,694     463,851
  Shareholders' equity...........      85,312        57,214      52,867      42,026      36,232
  Shareholders' equity to
     assets......................        6.08%         5.98%       7.74%       7.41%       7.03%

OVERVIEW

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. We formed the federal savings bank to allow us the flexibility to expand our banking business into markets where state-chartered banks like Irwin Union Bank and Trust are not permitted to branch under current law. We sell a majority of the commercial loans we originate at Irwin Union Bank, F.S.B. to Irwin Union Bank and Trust.

STRATEGY

     Our strategy is to expand our commercial banking line of business into selected new markets. We target metropolitan markets with strong economies where we believe recent bank consolidation has negatively impacted customers. We believe that this consolidation has led to disenchantment with the delivery of financial services to the small business community among both the owners of those small businesses and the senior banking officers who had been providing services to them. In markets that management identifies as attractive opportunities, the bank seeks to hire senior commercial loan officers and cash management personnel who have strong local ties and who can focus on providing personalized services to small businesses in that market. Our strategy is to expand only in markets that satisfy the following criteria:

     - the market is a metropolitan area with attractive business demographics displaying evidence of sustainable growth;

     - recent banking merger and acquisition activity has occurred in the market where management believes that the acquiror is viewed by customers as an outsider and/or not responsive to local small business needs; and

     - we are able to attract experienced, senior banking staff to manage the new market.

     We expect consolidation to continue in the banking and financial services industry and plan to capitalize on the opportunities brought about in this environment by continuing the bank's growth strategy for small business banking in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced staff with a strong presence in cities affected by the industry-wide consolidations. In addition to its market expansion, our commercial bank continues to develop further its banking, insurance, and investment products to provide a full range of financial services to its small business customers.

     On average, we anticipate our new banking offices will break even approximately 18 months after they are opened, and we estimate that a banking office will achieve targeted levels of profitability in approximately five years, in an average market. Some markets will experience growth and profitability at greater or lesser rates than we currently expect because of many factors, including execution of our strategy, accuracy in assessing market potential, and success in recruiting senior lenders and other staff. Over time, we may choose to leave certain markets if these factors limit profitability.

     The following tables show the geographic composition of our commercial banking loans and our deposits:

                                                               DECEMBER 31,
                                   ---------------------------------------------------------------------
                                           2001                    2000                    1999
                                   ---------------------   ---------------------   ---------------------
                                                 PERCENT                 PERCENT                 PERCENT
                                      LOANS        OF         LOANS        OF         LOANS        OF
                                   OUTSTANDING    TOTAL    OUTSTANDING    TOTAL    OUTSTANDING    TOTAL
                                   -----------   -------   -----------   -------   -----------   -------
                                                          (DOLLARS IN THOUSANDS)
Southern Indiana.................  $  566,601      37.4%   $  519,863      48.7%    $469,991       65.3%
Indianapolis MSA.................     232,576      15.4       263,047      24.6      195,399       27.1
Markets entered since 1999(1)....     715,780      47.2       285,070      26.7       55,103        7.6
          Total..................  $1,514,957     100.0%   $1,067,980     100.0%    $720,493      100.0%

                                                 PERCENT                 PERCENT                 PERCENT
                                                   OF                      OF                      OF
                                    DEPOSITS      TOTAL     DEPOSITS      TOTAL     DEPOSITS      TOTAL
                                   -----------   -------   -----------   -------   -----------   -------
Southern Indiana.................  $  796,019      70.0%   $  886,099      88.8%    $659,803       92.8%
Indianapolis MSA.................      67,003       5.9        61,401       6.1       43,731        6.2
Markets entered since 1999(1)....     273,750      24.1        51,392       5.1        7,364        1.0
          Total..................  $1,136,772     100.0%   $  998,892     100.0%    $710,898      100.0%

---------------

(1) Includes offices in Kalamazoo, Grandville, Traverse City and Lansing, Michigan; Brentwood, Missouri; Louisville, Kentucky; Salt Lake City, Utah; Las Vegas, Nevada; and Phoenix, Arizona.

Net Income

     Commercial banking net income increased to $8.9 million during 2001, compared to $7.1 million in 2000, and 1999 net income of $7.3 million. Results in 2001 and 2000 reflect the continued growth and expansion efforts of our commercial banking business into new markets.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------
                                                                 2001        2000       1999
                                                              ----------   --------   --------
Net interest income on a taxable equivalent basis(1)........  $   51,224   $ 38,620   $ 31,151
Average interest earning assets.............................   1,347,327    908,739    645,809
Net interest margin.........................................        3.80%      4.25%      4.82%

---------------

(1) Reflects what net interest income would be if all interest income were subject to federal and state income taxes.

     Net interest income on a taxable equivalent basis was $51.2 million, an increase of 32.6% over 2000 net interest income on a tax equivalent basis of $38.6 million, and an increase of 64.4% from 1999. The 2001 and 2000 improvement in net interest income resulted from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts.

     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2001 was 3.80%, compared to 4.25% in 2000, and 4.82% in 1999. The reduction in 2001 is due primarily to the fact that the commercial bank has been negatively impacted by repricing a significant portion of its commercial loan portfolio, which is tied to the prime rate, in advance of corresponding declines in its funding base, which is more closely tied to London InterBank Offering Rate, or LIBOR, and similar market driven rate indices. Also, since 1999, the expansion activities at the commercial bank have resulted in an increased use of higher cost wholesale deposit sources required to fund the growth in the loan portfolio. In addition, during 2000 the parent company began allocating the cost of interest-bearing capital to the commercial banking line of business.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Trust fees..................................................  $ 2,212   $ 2,285   $ 2,257
Service charges on deposit accounts.........................    3,565     2,156     2,021
Insurance commissions, fees and premiums....................    1,776     1,877     1,635
Gain from sales of loans....................................    2,746       259       901
Loan servicing fees.........................................      708     1,006     1,458
Brokerage fees..............................................    1,554     1,991     1,546
Other.......................................................    2,438     2,400     1,979
                                                              -------   -------   -------
Total noninterest income....................................  $14,999   $11,974   $11,797
                                                              =======   =======   =======
Total noninterest income to total net revenues..............     25.8%     25.2%     28.8%

     Due to our growth and expansion into new markets, increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place mid-2001, noninterest income during 2001 increased 25.3% over 2000, and 27.1% from 1999.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $25,411   $21,507   $16,881
Other expenses..............................................   18,089    14,266    12,199
                                                              -------   -------   -------
Total operating expenses....................................  $43,500   $35,773   $29,080
                                                              =======   =======   =======
Number of employees at period end(1)........................      470       432       395

---------------

(1) On a full time equivalent basis.

     Operating expenses during 2001 were $43.5 million, an increase of 21.6% over 2000, and an increase of 49.6% from 1999. Costs associated with growth and expanding into new markets contributed to the increase.

Balance Sheet

     Total assets for the year ended December 31, 2001 averaged $1.4 billion compared to $1.0 billion in 2000, and $0.7 billion in 1999. Average earning assets for the year ended December 31, 2001 were $1.3 billion compared to $0.9 billion in 2000, and $0.6 billion in 1999. The most significant component of the increase in 2001 and 2000 was an increase in commercial loans as a result of the commercial bank's growth and expansion efforts into new markets. Average deposits for the year totaled $1.3 billion, an increase of 47.3% over average deposits in 2000 of $0.9 billion, and an increase of 102.4% from 1999.

Credit Quality

     Nonperforming loans, the allowance for loan losses and provision for loan losses have increased in 2001 over 2000 reflecting general economic conditions, portfolio growth and increased charge-offs. The recessionary economic conditions were exacerbated by the events of September 11th, which negatively impacted consumer confidence and deferred recovery from weakened business conditions. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

                                                                    DECEMBER 31,
                                                              -------------------------
                                                               2001      2000     1999
                                                              -------   ------   ------
                                                               (DOLLARS IN THOUSANDS)
Nonperforming loans.........................................  $ 7,077   $2,469   $1,168
Other real estate owned.....................................      100      230       --
                                                              -------   ------   ------
Total nonperforming assets..................................  $ 7,177   $2,699   $1,168
                                                              =======   ======   ======
Nonperforming assets to total assets........................     0.44%    0.23%    0.15%
Allowance for loan losses...................................  $14,643   $9,228   $7,375
Allowance for loan losses to total loans....................     0.97%    0.86%    1.02%
FOR THE PERIOD ENDED:
Provision for loan losses...................................  $ 7,900   $2,933   $1,813
Net charge-offs.............................................  $ 2,484   $1,080   $  963
Net charge-offs to average loans............................     0.19%    0.12%    0.16%

EQUIPMENT LEASING

     The following table shows selected financial information for our equipment leasing line of business for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2001       2000     1999
                                                              --------   --------   -----
                                                                (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income.........................................  $  9,481   $  3,196   $ (18)
Provision for loan and lease losses.........................    (6,939)    (1,513)     --
Noninterest income..........................................     1,695        799      --
                                                              --------   --------   -----
  Total net revenues........................................     4,237      2,482     (18)
Salaries, pension, and other employee expense...............     6,471      3,298     478
Other expense...............................................     2,467      1,747     347
                                                              --------   --------   -----
Income before taxes and minority interest...................    (4,701)    (2,563)   (843)
Minority interest...........................................      (307)        --      --
                                                              --------   --------   -----
Loss before taxes...........................................  $ (4,394)  $ (2,563)  $(843)
                                                              ========   ========   =====
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Total assets................................................  $266,670   $159,773   $ 543
Leases......................................................   264,827    154,934      --
Allowance for lease losses..................................    (4,587)    (2,441)     --
Shareholders' equity........................................    17,819     20,291     386
Net charge-offs.............................................     4,653        961     n/a
Net interest margin.........................................      4.64%      4.50%    n/a
Total fundings of loans and leases..........................  $190,716   $113,323     n/a

Overview

     In our equipment leasing line of business, we originate transactions from an established North American network of brokers and vendors and through direct sales to franchisees. The majority of our leases are full payout (i.e., no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types and try to limit the industry and geographic concentrations in our lease portfolio.

     We established this line of business in 1999 when we formed Irwin Business Finance, our United States equipment leasing company, headquartered in Bellevue, Washington. On July 14, 2000, the equipment leasing line of business completed an acquisition of an ownership position of approximately 78% in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. Principals of Onset own the remaining approximately 22%. The Onset acquisition added approximately $60 million in leases to our equipment leasing portfolio. In December 2001, Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business. To begin our franchise finance operations, we acquired a portfolio of approximately $22 million in leases and loans in August 2001, and in October 2001 we established Irwin Franchise Capital Corporation. We established Irwin Capital Holdings in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian equipment leasing companies.

     The leasing industry experienced strong growth in new business volume in 1999 and through the first three quarters of 2000, with an overall softening in the fourth quarter and in 2001 reflecting the general decline in the U.S. economy during that period. Margins increased in the latter half of 2000 and continuing into 2001 as lessors in the small-ticket market were able to hold rates despite a general decline in cost of funds. Because it is in a development stage, management anticipates that our equipment leasing line of business will not break even until at least mid-2002.

     During the year ended December 31, 2001, the equipment leasing line of business incurred a pre-tax loss of $4.3 million, compared to a pre-tax loss of $2.6 for the year 2000 and a pre-tax loss of $0.8 million in 1999. The increased loss in 2001 relates primarily to higher loss provisions taken during the year. These losses also reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenues. This line of business originated $190.7 million in leases during 2001, compared to $113.3 million in 2000. The 2001 periods include an acquisition of leases of approximately $22.0 million related to the formation of Irwin Franchise Capital Corporation in October 2001. The line of business portfolio at year end was $264.8 million compared to its portfolio at December 31, 2000 which totaled $154.9 million.

     We had nonperforming leases at December 31, 2001 totaling $3.9 million, compared to non-performing leases at December 31, 2000 totaling $2.7 million. Allowance for lease losses at December 31, 2001 was $4.6 million, representing 1.73% of total leases, compared to a balance at December 31, 2000 of $2.4 million, representing 1.58% of total leases. The increased nonperformings and allowance was principally the result of difficult economic conditions that led to higher levels of net charge-offs and delinquencies, primarily on the domestic leases originated in 2000. Net charge-offs recorded by the leasing line of business during 2001 were $4.7 million. Net charge-offs for the year ended December 31, 2000 were $0.9 million.

     The following table provides certain information about our lease portfolio since the creation of our leasing line of business at the dates shown:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 2001        2000
                                                              ----------   ---------
                                                              (DOLLARS IN THOUSANDS)
Domestic leases.............................................   $186,560     $91,946
  Weighted average yield....................................      10.60%      10.84%
  Delinquency ratio.........................................       2.16        0.66
Canadian leases(1)..........................................   $ 78,267     $62,988
  Weighted average yield....................................      11.17%      12.52%
  Delinquency ratio.........................................       1.69        1.61

---------------

(1) In U.S. dollars.

VENTURE CAPITAL

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                2001      2000      1999
                                                              --------   -------   ------
                                                                    (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest expense........................................  $   (404)  $  (598)  $ (109)
Mark-to-market adjustment on investments....................   (10,444)    5,202    1,306
Noninterest income..........................................       592       364       --
                                                              --------   -------   ------
  Total net revenues........................................   (10,256)    4,968    1,197
Operating expense...........................................       661       431       78
                                                              --------   -------   ------
Income (loss) before taxes..................................   (10,917)    4,537    1,119
Income taxes (benefit)......................................    (4,368)    1,814      463
                                                              --------   -------   ------
Net income (loss)...........................................  $ (6,549)  $ 2,723   $  656
                                                              ========   =======   ======
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Investment in portfolio companies (cost)....................  $ 10,696   $ 5,206   $1,759
Mark-to-market adjustment...................................    (3,936)    6,508    1,306
                                                              --------   -------   ------
Carrying value of portfolio companies.......................  $  6,760   $11,714   $3,065
                                                              ========   =======   ======

OVERVIEW

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in six private companies as of December 31, 2001, with an aggregate investment cost of $10.7 million and a carrying value of $6.8 million.

     In August 1999, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Los Angeles and Seattle.

     In 1999, our Board of Directors approved an allocation of up to $20 million to support this subsidiary. We carry venture capital investments held by Irwin Ventures at fair value, with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period. We adjust the values based upon review of the investee's financial results, condition, and prospects. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should Irwin Ventures have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

     Despite the recent sharp reduction in values of technology companies, Irwin Ventures continues to see opportunities in emerging technologies applied to the financial services industry. Irwin Ventures believes this will continue as improvements in technology and entrepreneurial innovation continue to change the manner in which financial services are delivered to businesses and consumers.

     During the year ended December 31, 2001, the venture capital line of business recorded a net loss of $6.5 million, compared to net income of $2.7 million in 2000, and $0.7 million in 1999. The fluctuation in results in the venture capital line of business is primarily due to valuation adjustments to reflect the company's portfolio investments at market value.

OTHER

     Results at our other businesses totaled a net loss of $6.8 million for the year ended December 31, 2001, compared to a loss of $3.1 million during the same period in 2000 and $9.7 million in 1999. The components of these other results are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Parent company operating results............................  $(9,073)  $(4,375)  $(6,269)
Income tax expense generated at home equity line of
  business..................................................       --        --    (3,601)
Income tax benefit generated at equipment leasing line of
  business..................................................    1,758     1,025       335
                                                              -------   -------   -------
  Total parent company......................................   (7,315)   (3,350)   (9,535)
Other, net..................................................      508       266      (136)
                                                              -------   -------   -------
                                                              $(6,807)  $(3,084)  $(9,671)
                                                              =======   =======   =======

     Our operating losses increased in 2001 compared to 2000 primarily because of increased operating expenses at the parent. These expenses include interest expense associated with a portion of the trust preferred securities issued during 2001 relating to capital not yet allocated to our lines of business. Also included in the increased operating expenses at the parent is a one-time compensation charge of $3.2 million related to the estimated future cost of key employee retention initiatives at our home equity lending line of business. A portion of the parent company operating results variance relates to allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2001, we allocated $9.2 million of these expenses to our subsidiaries, compared to $5.4 million during the same period in 2000. Before 2000, we did not allocate these expenses to our subsidiaries. Included in 2000 was a $2.7 million compensation expense recorded during the fourth quarter of 2000 to reflect the increase in minority ownership interests at the home equity lending line of business. There are currently minority interests in our home equity lending, venture capital, and equipment leasing lines of business and similar long-term incentive plans are contemplated for other lines of business as necessary to attract and retain key executives.

     Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's-length, external market basis and are eliminated in consolidation.

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Income

     We recorded net income of $45.5 million for the year ended December 31, 2001, up 27.6% from net income of $35.7 million for the year ended December 31, 2000, and compared to $33.2 million in 1999. Net income per share (diluted) was $2.00 for the year ended December 31, 2001, up from $1.67 per share in 2000 and $1.51 per share in 1999. Return on equity was 21.82% for the year ended December 31, 2001, 20.83% in 2000 and 21.51% in 1999. The effective income tax rate for 2001 was 39%, compared to 40% and 37% in 2000 and 1999, respectively. The lower rate in 1999 was the result of a change in the Indiana Financial Institutions Tax which took effect in 1999. The change in tax law resulted in a reduction in our deferred Indiana income tax liability.

Net Interest Income

     Net interest income for the year ended December 31, 2001 totaled $147.1 million, up 61.7% from 2000 net interest income of $91.0 million and up 119.2% from 1999. Net interest margin for the year ended December 31, 2001 was 5.35% compared to 5.36% in 2000 and 5.03% in 1999. The improvement in margin from 1999 to 2000 was primarily due to a shift in composition of mortgage loans held for sale from a concentration in first mortgage loans to a greater share of higher-yielding second mortgage loans.

     The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

                                                                           DECEMBER 31,
                                 ------------------------------------------------------------------------------------------------
                                              2001                             2000                             1999
                                 ------------------------------   ------------------------------   ------------------------------
                                  AVERAGE                YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                                  BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                                 ----------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                                      (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning assets:
  Interest-bearing deposits
    with banks.................  $   64,290   $  2,235    3.48%   $   31,654   $  1,567     4.95%  $   22,343   $    771    3.45%
  Federal funds sold...........      17,973        258    1.44         2,265        143     6.31       12,293        652    5.30
  Trading assets...............     188,166     31,979   17.00        91,334     15,584    17.06       45,957      6,275   13.65
  Taxable investment
    securities.................      30,523      2,678    8.77        32,068      2,594     8.09       39,210      2,984    7.61
  Tax-exempt investment
    securities(1)..............       4,794        374    7.80         4,974        378     7.60        4,916        410    8.34
  Loans held for sale..........     911,949    104,662   11.48       578,758     71,141    12.29      587,411     66,682   11.35
  Loans and leases, net of
    unearned income(1)(2)......   1,534,502    126,274    8.23       960,848     93,342     9.71      628,018     49,063    7.81
                                 ----------   --------   -----    ----------   --------   ------   ----------   --------   -----
        Total interest-earning
          assets...............  $2,752,197   $268,460    9.75%   $1,701,901   $184,749    10.86%  $1,340,148   $126,837    9.46%
                                 ----------   --------   -----    ----------   --------   ------   ----------   --------   -----
Noninterest-earning assets:
  Cash and due from banks......  $   85,242                       $   47,752                       $   44,803
  Premises and equipment,
    net........................      32,727                           27,412                           22,070
  Other assets.................     282,954                          256,807                          250,623
  Less allowance for loan and
    lease losses...............     (15,601)                         (10,892)                          (9,643)
                                 ----------                       ----------                       ----------
        Total assets...........  $3,137,519                       $2,022,980                       $1,648,001
                                 ==========                       ==========                       ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
Interest-bearing liabilities:
  Money market checking........  $  105,564   $  1,283    1.22%   $   96,028   $  1,334     1.39%  $  104,641   $  1,430    1.37%
  Money market savings.........     388,432     13,209    3.40         6,428        201     3.13        6,801        165    2.43
  Regular savings..............      52,650      1,996    3.79       207,823     10,665     5.13      135,438      5,183    3.83
  Time deposits................   1,015,105     56,852    5.60       629,179     40,616     6.46      339,934     18,442    5.43
  Short-term borrowings........     596,071     29,657    4.98       465,353     32,608     7.01      403,770     28,425    7.04
  Long-term debt...............      25,517      2,320    9.09        29,629      2,433     8.21       13,654      1,149    8.42
  Trust preferred securities
    distribution...............     165,500     15,767    9.53        64,885      5,677     8.75       48,044      4,697    9.78
        Total interest-bearing
          liabilities..........  $2,348,839   $121,084    5.16%   $1,499,325   $ 93,534     6.24%  $1,052,282   $ 59,491    5.65%
                                 ----------   --------   -----    ----------   --------   ------   ----------   --------   -----
Noninterest-bearing
  liabilities:
  Demand deposits..............  $  419,512                       $  260,348                       $  357,771
  Other liabilities............     160,590                           92,111                           83,805
Shareholders' equity...........     208,578                          171,196                          154,143
                                 ----------                       ----------                       ----------
        Total liabilities and
          shareholders'
          equity...............  $3,137,519                       $2,022,980                       $1,648,001
                                 ==========                       ==========                       ==========
  Net interest income..........               $147,376                         $ 91,215                         $ 67,346
                                              ========                         ========                         ========
  Net interest income to
    average interest-earning
    assets.....................                           5.35%                             5.36%                           5.03%
                                                         =====                            ======                           =====

---------------

(1) Interest is reported on a fully taxable equivalent basis using a federal income tax rate of 35%.

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

     The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis:

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                    -----------------------------------------------------------
                                           2001 OVER 2000                 2000 OVER 1999
                                    -----------------------------   ---------------------------
                                     VOLUME      RATE      TOTAL    VOLUME     RATE      TOTAL
                                    --------   --------   -------   -------   -------   -------
                                                          (IN THOUSANDS)
INTEREST INCOME
Loans and leases..................  $ 55,728   $(22,796)  $32,932   $25,994   $18,285   $44,279
Mortgage loans held for sale......    40,956     (7,435)   33,521      (982)    5,441     4,459
Taxable investment securities.....      (125)     1,058       933      (544)      154      (390)
Tax-exempt securities.............       (14)        10        (4)        5       (37)      (32)
Trading assets....................    16,522       (127)   16,395     6,194     3,115     9,309
Interest-bearing deposits with
  financial institutions..........     1,616     (1,797)     (181)      321       475       796
Federal funds sold................       992       (877)      115      (531)       22      (509)
                                    --------   --------   -------   -------   -------   -------
          Total...................   115,675    (31,964)   83,711    30,457    27,455    57,912
                                    --------   --------   -------   -------   -------   -------
INTEREST EXPENSE
Money market checking.............       132       (183)      (51)     (118)       22       (96)
Money market savings..............    11,945      1,063    13,008        (9)       45        36
Regular savings...................    (7,963)      (706)   (8,670)    2,772     2,710     5,482
Time deposits.....................    24,913     (8,677)   16,236    15,706     6,468    22,174
Short-term borrowings.............     9,160    (12,111)   (2,951)    4,335      (152)    4,183
Long-term debt....................      (338)       225      (113)    1,345       (61)    1,284
Trust preferred securities
  distribution....................     8,803      1,287    10,090     1,647      (667)      980
                                    --------   --------   -------   -------   -------   -------
          Total...................    46,652    (19,102)   27,550    25,678     8,365    34,043
                                    --------   --------   -------   -------   -------   -------
  Net interest income.............  $ 69,023   $(12,862)  $56,161   $ 4,779   $19,090   $23,869
                                    ========   ========   =======   =======   =======   =======

     The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the year 2001 was $17.5 million, compared to $5.4 million and $4.4 million in 2000 and 1999, respectively. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the year of 2001 totaled $271.4 million, compared to $211.7 million for 2000 and $204.1 million in 1999. The increase in 2001 versus 2000 was primarily a result of higher revenues at the mortgage banking line of business due to the lower interest rate environment, which increased loan production activity.

Noninterest Expense

     Noninterest expenses for the year ended December 31, 2001 totaled $327.4 million, compared to $238.0 million and $214.1 million in 2000 and 1999, respectively. The increase in consolidated other expense is a result of the growth at each of our asset generating lines of business.

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets at December 31, 2001 were $3.4 billion, up 42.0% from December 31, 2000. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for 2001 were $3.1 billion up 55.1% from December 31, 2000, and up 90.4% from December 31, 1999. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking and equipment leasing lines of business. Also, there was significant growth in loans held for sale at the mortgage banking line of business.

Loans

     Our commercial loans are extended primarily to Midwest regional businesses and our leases are originated throughout the United States and Canada. We also extend credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. As of December 31, 2001, $342.6 million of loans held for sale at the home equity lending line of business were reclassified to loans held for investment. These loans are included in the real estate mortgage category in the tables below. This reclassification was the result of a management decision during the quarter to eliminate securitization structures that require gain on sale accounting treatment under SFAS No. 140. Loans by major category for the periods presented were as follows:

                                                        YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                           2001         2000        1999       1998       1997
                                        ----------   ----------   --------   --------   --------
                                                             (IN THOUSANDS)
Commercial, financial and
  agricultural........................  $1,055,307   $  677,066   $443,985   $278,834   $212,095
Real estate construction..............     287,228      220,485    121,803     97,253     73,279
Real estate mortgage..................     490,111      122,301    115,265    123,980    222,818
Consumer..............................      38,489       56,785     48,936     51,730     39,985
Direct lease financing:
  Domestic............................     232,527      116,867      3,890      6,375     78,079
  Canadian............................      91,816       72,864         --         --         --
Unearned income:
  Domestic............................     (44,183)     (21,570)      (455)    (1,181)   (15,163)
  Canadian............................     (13,548)      (9,876)        --         --         --
                                        ----------   ----------   --------   --------   --------
          Total.......................  $2,137,747   $1,234,922   $733,424   $556,991   $611,093
                                        ==========   ==========   ========   ========   ========

     The following table shows our maturity distribution of loans at December 31, 2001:

                                                            AFTER ONE
                                                 WITHIN     BUT WITHIN    AFTER FIVE
                                                ONE YEAR    FIVE YEARS      YEARS         TOTAL
                                                --------    ----------    ----------    ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural........  $322,188     $415,154      $317,965     $1,055,307
Real estate construction......................   161,733       82,755        42,740        287,228
Real estate mortgage..........................   360,234       22,575       107,302        490,111
Consumer loans................................     5,492       21,206        11,791         38,489
Direct lease financing:
  Domestic....................................     2,873      144,743        40,728        188,344
  Canadian....................................     7,115       65,767         5,386         78,268
                                                --------     --------      --------     ----------
          Total...............................  $859,635     $752,200      $525,912     $2,137,747
                                                ========     ========      ========     ==========
Loans due after one year with:
  Fixed interest rates........................                                          $  607,856
  Variable interest rates.....................                                             670,256
                                                                                        ----------
          Total...............................                                          $1,278,112
                                                                                        ==========

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:

                                                                      DECEMBER 31,
                                                              -----------------------------
                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
U.S. Treasury and government obligations....................  $29,329    $25,999    $26,172
Obligations of states and political subdivisions............    4,425      4,586      4,706
Mortgage-backed securities..................................    4,224      5,152      6,051
Other.......................................................      818      1,358        579
                                                              -------    -------    -------
          Total.............................................  $38,796    $37,095    $37,508
                                                              =======    =======    =======

     The following table shows maturity distribution of our investment securities at December 31, 2001:

                                                        AFTER ONE
                                           WITHIN ONE   BUT WITHIN    FIVE TO      AFTER
                                              YEAR      FIVE YEARS   TEN YEARS   TEN YEARS    TOTAL
                                           ----------   ----------   ---------   ---------   -------
                                                            (DOLLARS IN THOUSANDS)
U.S. Treasury and government
  obligations............................    $3,075       $   --      $   --      $26,254    $29,329
Obligations of states and political
  subdivisions...........................       135        1,095       1,215        1,980      4,425
Mortgage-backed securities...............       344          133       2,803          944      4,224
Other....................................       818           --          --           --        818
                                             ------       ------      ------      -------    -------
          Total..........................    $4,372       $1,228      $4,018      $29,178    $38,796
                                             ======       ======      ======      =======    =======
Weighted average yield:
  Held-to-maturity.......................      6.57         8.44        8.44         7.50       8.22
  Available-for-sale.....................      6.15         5.87        5.95         5.78       6.03

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

Deposits

     Total deposits as of December 31, 2001 averaged $2.0 billion compared to average deposits in 2000 of $1.2 billion, and average deposits in 1999 of $0.9 billion. Demand deposits at December 31, 2001 averaged $419.5 million, a 61.1% increase over the December 31, 2000 balance. Demand deposits in 2001 were up 17.3% on average, or $61.7 million, from 1999. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2001, these escrow accounts averaged $294.8 million compared to a 2000 average of $175.8 million, and a 1999 average of $283.9 million. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2001, institutional broker-sourced deposits totaled $577.3 million compared to a balance of $494.3 million at December 31, 2000.

     The following table shows maturities of certificates of deposit of $100,000 or more and brokered deposits at the dates indicated:

                                                                       DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
under 3 months.............................................  $335,420    $133,804    $ 92,965
3 to 6 months..............................................   151,924     164,904      28,387
6 to 12 months.............................................   260,184     120,476      40,292
after 12 months............................................   138,059     243,860      78,872
                                                             --------    --------    --------
          Total CDs........................................  $885,587    $663,044    $240,516
                                                             ========    ========    ========
Brokered deposits..........................................  $577,297    $494,316    $ 89,236
                                                             ========    ========    ========

SHORT-TERM BORROWINGS

     Short-term borrowings during 2001 averaged $596.1 million compared to an average of $465.4 million in 2000, and $403.8 million in 1999. The increase in 2001 and 2000 relates to the growth at the home equity lending line of business and the increased production at the mortgage banking line of business.

     The following table shows the distribution of our short-term borrowings and the weighted average rates at the dates shown. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates.

                                                 2001              2000              1999
                                            ---------------   ---------------   ---------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                            --------   ----   --------   ----   --------   ----
                                                          (DOLLARS IN THOUSANDS)
Lines of Credit and other Borrowings:
  At December 31..........................  $ 75,483   2.95%  $226,599   7.19%  $231,413   6.02%
  Weighted average during the year........   130,901   5.30    227,564   6.95    167,665   5.45
  Maximum month-end balance during the
     year.................................   335,223           293,100           308,422
Federal Home Loan Bank Borrowings and
  Federal Funds:
  At December 31..........................  $247,200   2.64%  $173,000   6.32%  $173,000   5.46%
  Weighted average during the year........   231,119   3.98    148,975   6.54    108,422   5.40
  Maximum month-end balance during the
     year.................................   455,400           250,000           249,500

                                                 2001              2000              1999
                                            ---------------   ---------------   ---------------
                                             AMOUNT    RATE    AMOUNT    RATE    AMOUNT    RATE
                                            --------   ----   --------   ----   --------   ----
                                                          (DOLLARS IN THOUSANDS)
Repurchase Agreements & Drafts Payable
  Related to Mortgage Loan Closings:
     At December 31.......................  $154,157   2.48%  $ 64,557   7.35%  $ 46,796   5.35%
     Weighted average during the year.....   216,442   4.96     68,028   6.86    105,591   5.40
     Maximum month-end balance during the
       year...............................   497,655            95,094           162,251
Commercial Paper:
     At December 31.......................  $ 11,123   2.59%  $ 11,346   6.85%  $ 21,894   6.00%
     Weighted average during the year.....    17,609   4.65     20,786   6.60     24,810   5.82
     Maximum month-end balance during the
       year...............................    27,965            31,774            28,309

CAPITAL

     Shareholders' equity averaged $208.6 million during 2001, up 21.8% compared to 2000, and up 35.3% from 1999. Shareholders' equity balance of $232.3 million at December 31, 2001 represented $10.84 per common share, compared to $8.97 per common share at December 31, 2000, and compared to $7.55 per common share at year end 1999. We paid an aggregate of $5.5 million in dividends during 2001, compared to $5.0 million during 2000 and $4.3 million during 1999.

     Before the adoption of a new mortgage banking accounting standard in the second quarter of 1995, mortgage banking accounting did not allow the full value of mortgage servicing rights to be reflected on the balance sheet. Since a portion of our mortgage servicing portfolio was generated before the adoption of the new accounting standard, it represents economic value that is not recorded on the balance sheet. We estimated this value to be approximately $6.9 million after-tax or $0.28 per common share at December 31, 2001, compared to $15.4 million after-tax or $0.73 per common share at December 31, 2000. This estimate was based on the market value of servicing assets related to loans with similar interest rates and servicing fees. With the implementation of the new accounting standard in 1995, this off-balance sheet value will decline over future periods and eventually be reduced to zero as the servicing rights are sold, the underlying loans pay off, servicing fees are collected, and the income from servicing the loans is fully accreted into earnings.

     The following table sets forth our capital and capital ratios at the dates indicated:

                                                                       DECEMBER 31,
                                                           ------------------------------------
                                                              2001         2000         1999
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Tier 1 capital...........................................  $  295,021   $  250,825   $  207,627
Tier 2 capital...........................................     173,316      133,319       38,556
                                                           ----------   ----------   ----------
          Total risk-based capital.......................  $  468,337   $  384,144   $  246,183
                                                           ==========   ==========   ==========
Risk-weighted assets.....................................  $4,329,973   $2,979,376   $1,819,045
Risk-based ratios:
  Tier 1 capital.........................................        6.81%        8.42%       11.41%
          Total capital..................................       10.82        12.89        13.53
Tier 1 leverage ratio....................................        9.36        12.41        12.77
Ending shareholders' equity to assets....................        6.75         7.84         9.48
Average shareholders' equity to assets...................        6.65         8.46         9.33

     At December 31, 2001, our total risk-adjusted capital ratio was 10.82% compared to 10.0%, which is required to be considered "well-capitalized" by the regulators. At year-end 2000, our total risk-adjusted capital ratio was 12.89%. Our ending equity to assets ratio at December 31, 2001 was 6.75% compared to 7.84% at December 31, 2000. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2001 was 6.65% compared to 8.46% for the year 2000.

     In February 2002, we completed a public offering which raised $82.2 million, net of expenses, on the sale of 6,210,000 shares of common stock. Our Tier 1 capital totaled $295.0 million as of December 31, 2001, or 6.8% of risk-weighted assets. On a pro forma basis, giving full effect to the new risk-weighted capital regulations regarding residual assets, as further adjusted to give effect to the net proceeds from this offering and prior to any residual asset reduction steps we are contemplating to reduce our concentration of residual assets or to reclassify for capital treatment purposes any of those residual assets, or any other changes, our Tier 1 capital and total capital to risk-weighted assets would be approximately 7.8% and 10.7%, respectively, as of December 31, 2001. The new capital rules do not become fully effective until December 31, 2002.

     In November 2001, we issued $30 million of trust preferred securities in a private placement transaction through IFC Capital Trust V, a wholly statutory business trust subsidiary created under the laws of Delaware. In connection with the issuance of the trust preferred securities, we sold an equivalent amount of subordinated debentures to the trust. These subordinated debentures will mature in 2031, with an option to call them at par after five years. The securities are held on the balance sheet at December 31, 2001, net of $0.9 million of capitalized issuance costs. The cumulative dividend rate payable on the trust preferred securities and the subordinated debentures is 9.95%, payable semiannually on June 8 and December 8 of each year. These funds are considered Tier 1 qualifying capital.

     In July 2001, we issued $15 million of trust preferred securities in a private placement transaction through IFC Capital Trust IV, our wholly-owned statutory business trust subsidiary created under the laws of Delaware. In connection with the issuance of the trust preferred securities, we sold an equivalent amount of subordinated debentures to the trust. These subordinated debentures will mature on July 25, 2031, which date may be shortened to a date not before July 25, 2006 if certain conditions are met. The securities are shown on the balance sheet at December 31, 2001, net of $0.5 million of capitalized issuance costs. The cumulative dividend rate payable on the trust preferred securities and the subordinated debentures is 10.25%, payable semiannually on January 25 and July 25 of each year. These funds are Tier 1 qualifying capital.

     In November 2000, we issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, wholly-owned statutory business trust subsidiaries created under the laws of Delaware. The securities were issued at $25 per share with cumulative dividend rates of 10.50% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities of IFC Capital Trust II are not convertible into our common shares. The convertible trust preferred securities of IFC Capital Trust III have an initial conversion ratio of 1.261 common shares for each convertible preferred security (equivalent to an initial conversion price of $19.825 per common share). The securities are shown on our balance sheet net of $4.4 million of capitalized issuance costs. The sole assets of IFC Capital Trusts II and III are our subordinated debentures with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and an initial maturity of 30 years. The subordinated debentures of IFC Capital II are callable at par after five years. Both issues are Tier 1 qualifying capital elements.

     In July 1999, we raised $30 million of 7.58%, 15-year subordinated debt which is callable in 10 years at par, to strengthen and add flexibility in the management of our capital base. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

     To assist Irwin Union Bank and Trust in generating deposits in new markets, we began a program in 1999 to issue our non-coupon, convertible preferred shares to certain qualified investors thought to be in a position to support deposit growth. Under the program, each preferred share is issued for cash at approximately the market price of one common share. A preferred share automatically converts into one common share at a determined future date. If a banking branch reaches a specified level of deposits prior to the conversion date, the number of common shares into which a preferred share converts is increased by as much as 25%, depending upon the date on which the deposit level was attained. A maximum of approximately 400,000 shares of preferred stock are issuable under the program. Approximately $1.4 million in non-coupon bearing convertible preferred shares of our stock have been issued under this program. These funds are Tier 1 qualifying capital.

     In January 1997, we issued $50 million of trust preferred securities through IFC Capital Trust I, a wholly-owned statutory business trust subsidiary created under the laws of Delaware. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. They have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years. The securities are shown on the balance sheet at December 31, 2001 net of $1.8 million of capitalized issuance costs. The sole assets of IFC Capital Trust I are our subordinated debentures with a principal balance of $51.5 million, an interest rate of 9.25%, and an initial maturity of 30 years with a 19-year extension option. These funds are Tier 1 qualifying capital.

Anticipated Impact of New Regulatory Capital Rules

     As discussed in the "Recent Developments" section, revised regulatory capital rules will be effective January 1, 2002 with respect to residual interests related to any transaction covered by the revised rules that settles on or after that date. For transactions that settle prior to January 1, 2002, application of the capital treatment prescribed by the rules will be delayed until December 31, 2002. In general, the new rules require that capital be held on a dollar-for-dollar basis against our residual assets, net of any associated deferred tax liability.

     The new rules define a term called "Credit-Enhancing Interest-Only Strips," or CEIOS, as a subset of the assets known as residuals. We are in the process of determining whether some portion of our residuals (specifically our over-collateralization accounts and our prepayment penalties) would fall outside the CEIOS definition. If they would, then the capital treatment for these assets would be different, and we believe more favorable, than that for CEIOS. See "Recent Developments" for a discussion of steps we intend to pursue to reduce our concentration of residual assets.

Inflation

     Since substantially all of our assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates. We attempt to control the impact of interest rate fluctuations by managing the relationship between interest rate sensitive assets and liabilities.

RISK MANAGEMENT

     We are engaged in businesses that involve the assumption of financial risks including:

     - Credit risk

     - Liquidity risk

     - Interest rate risk

     Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed. Our Chairman, President, and Chief Financial Officer participate in each of our subsidiaries' risk management process. We have recently implemented certain steps designed to enhance our consolidated risk management function. We have instituted a company-wide risk management system at the holding company level and have adopted board policies that establish specified growth and residual asset concentration limits. In addition to strengthening our overall operational and financial risk management, these changes are designed to provide independent review and enhancement of our home equity valuation models, ensure consistency in the business modeling methodologies we use relating to our different lines of business, and establish independent control of our risk reporting, surveillance and model parameter changes.

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

     The allowance for loan and lease losses is an estimate based on our judgement. The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis which incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, with an estimated loss ratio applied against each. The loss ratio is generally based upon the previous three years loss experience for each loan type.

     The qualitative portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio. This assessment is performed via the evaluation of eight specific qualitative factors as outlined in regulatory guidance. We perform the quantitative and qualitative assessments on a quarterly basis.

     Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. The table below analyzes the consolidated allowance for loan and lease losses over the periods presented. Qualitative reserves are allocated to individual loan categories in the table.

     Net charge-offs for the year ended December 31, 2001 were $8.2 million, or 0.53% of average loans, compared to $2.7 million, or 0.28% of average loans during 2000. Net charge-offs in 2000 were up 56.4% from 1999. Higher net charge-offs in 2001 relate in part to the loan growth at the commercial bank. In addition, difficult economic conditions led to higher charge-offs at the equipment leasing line of business in 2001. At December 31, 2001, the allowance for loan and lease losses was 1.04% of outstanding loans and leases, compared to 1.06% at year end 2000, and 1.17% at year end 1999.

     Total nonperforming loans and leases at December 31, 2001, were $19.2 million, compared to $7.2 million at December 31, 2000, and $4.3 million at December 31, 1999. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2001 were 0.90%, compared to 0.58% at December 31, 2000, and 0.59% in 1999. The 2001 increase occurred primarily at our home equity lending line of business in connection with a change in the classification of nonperforming loans from the "loans held for sale" category to "loans held for investment" to reflect more accurately management's intent regarding ultimate disposition of these assets. Prior to this reclassification in 2001, these loans were carried at the lower of their cost or market value. Any impairment provision was recorded through the markdown of the loans to their market value.

     Other real estate we owned totaled $4.4 million at December 31, 2001, up from $2.8 million at December 31, 2000, which was down from $3.8 million at the same date in 1999. The increase in 2001 was primarily attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at December 31, 2001 were $23.5 million, or 0.68% of total assets. Nonperforming assets at December 31, 2000, totaled $10.1 million, or 0.42% of total assets, compared to $8.1 million, or 0.48%, in 1999.

     The following table shows an analysis of our consolidated allowance for loan and lease losses:

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       --------------------------------------------------------
                                          2001         2000        1999       1998       1997
                                       ----------   ----------   --------   --------   --------
                                                            (IN THOUSANDS)
Loans and leases outstanding at end
  of period, net of unearned
  income.............................  $2,137,747   $1,234,922   $733,425   $556,991   $611,093
                                       ==========   ==========   ========   ========   ========
Average loans and leases for the
  period, net of unearned income.....  $1,534,502   $  960,848   $642,435   $585,025   $569,325
                                       ==========   ==========   ========   ========   ========
ALLOWANCE FOR LOAN AND LEASE LOSSES:
Balance beginning of period..........  $   13,129   $    8,555   $  9,888   $  8,812   $  6,875
CHARGE-OFFS:
  Commercial, financial and
     agricultural loans..............       1,638        1,210        646        246        800
  Real estate mortgage loans.........         600           --         --        232        356
  Consumer loans.....................       1,489          818        813        761        734
  Lease financing:
     Domestic........................       3,624          363        772      1,263      1,255
     Canadian........................       2,402          777         --         --         --
                                       ----------   ----------   --------   --------   --------
       Total charge-offs.............       9,753        3,168      2,231      2,502      3,145
                                       ----------   ----------   --------   --------   --------
RECOVERIES:
  Commercial, financial and
     agricultural loans..............         144           76         32         14         32
  Real estate mortgage loans.........          --           --         --         --          1
  Consumer loans.....................         193          221        307        362        246
  Lease financing:
     Domestic........................         334           84        164        183        259
     Canadian........................         877           85         --         --         --
                                       ----------   ----------   --------   --------   --------
       Total recoveries..............       1,548          466        503        559        538
                                       ----------   ----------   --------   --------   --------
Net charge-offs......................      (8,205)      (2,702)    (1,728)    (1,943)    (2,607)
Acquisition of Onset Capital.........          --        1,908         --         --         --
Reduction due to sale of loans.......          (6)          --     (3,126)    (2,976)    (1,694)
Reduction due to reclassification of
  loans..............................          --          (16)      (922)        --         --
Foreign currency adjustment..........        (140)         (19)        --         --         --
Provision charged to expense.........      17,505        5,403      4,443      5,995      6,238
                                       ----------   ----------   --------   --------   --------
Balance end of period................  $   22,283   $   13,129   $  8,555   $  9,888   $  8,812
                                       ==========   ==========   ========   ========   ========
ALLOWANCE FOR LOAN AND LEASE LOSSES
  BY CATEGORY:
  Commercial, financial and
     agricultural loans..............  $   11,198   $    4,370   $  5,634   $  4,240   $  5,118
  Real estate mortgage loans.........       2,872        2,462      1,194      3,299      2,170
  Consumer loans.....................       2,309        2,226      1,270      1,747        446
  Lease financing:
     Domestic........................       4,527        2,325        457        602      1,078
     Canadian........................       1,377        1,746         --         --         --
                                       ----------   ----------   --------   --------   --------
       Totals........................  $   22,283   $   13,129   $  8,555   $  9,888   $  8,812
                                       ==========   ==========   ========   ========   ========
RATIOS:
Net charge-offs to average loans and
  leases.............................        0.53%        0.28%      0.27%      0.33%      0.46%
Allowance for loan losses to loans
  and leases outstanding.............        1.04%        1.06%      1.17%      1.78%      1.44%

     The following table shows information about our nonperforming assets at the dates shown:

                                                                 DECEMBER 31,
                                                 ---------------------------------------------
                                                  2001      2000      1999     1998      1997
                                                 -------   -------   ------   -------   ------
                                                                (IN THOUSANDS)
ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and agricultural loans...  $ 1,146   $   324   $   58   $   252   $  382
Real estate mortgages..........................       --        --       --       291      534
Consumer loans.................................      157       510       89        89       66
Lease financing:
  Domestic.....................................    1,624       627       --        --       --
  Canadian.....................................       68        --       --        --       --
                                                 -------   -------   ------   -------   ------
                                                   2,995     1,461      147       632      982
                                                 -------   -------   ------   -------   ------
NONACCRUAL LOANS AND LEASES:
Commercial, financial and agricultural loans...    5,066       752      748     1,052      777
Real estate mortgages..........................    8,115     1,922    3,250     9,710    5,333
Consumer loans.................................      708       918      273       174       63
Lease financing:
  Domestic.....................................    1,180       960       88       426      506
  Canadian.....................................    1,088     1,209       --        --       --
                                                 -------   -------   ------   -------   ------
                                                  16,157     5,761    4,359    11,362    6,679
                                                 -------   -------   ------   -------   ------
     Total nonperforming loans and leases......   19,152     7,222    4,506    11,994    7,661
                                                 -------   -------   ------   -------   ------
OTHER REAL ESTATE OWNED:
Other real estate owned........................    4,388     2,833    3,752     3,506    1,828
                                                 -------   -------   ------   -------   ------
     Total nonperforming assets................  $23,540   $10,055   $8,258   $15,500   $9,489
                                                 =======   =======   ======   =======   ======
Nonperforming loans and leases to total loans
  and leases...................................     0.90%     0.58%    0.59%     2.15%    1.25%
                                                 =======   =======   ======   =======   ======
Nonperforming assets to total assets...........     0.68%     0.42%    0.49%     0.80%    0.63%
                                                 =======   =======   ======   =======   ======

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $23.5 million of nonperforming assets at December 31, 2001, were concentrated at our lines of business as follows:

- Mortgage banking             $3.2 million
- Home equity lending           9.2 million
- Commercial banking            7.2 million
- Equipment leasing             3.9 million

     For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for "accruing loans past due 90 days or more" or in the amounts shown for "nonaccrual loans and leases."

     Interest income of approximately $1.0 million would have been recorded during 2001 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2001 on nonaccrual and restructured loans was approximately $0.5 million.

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

     Liquidity Risk. Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided by asset maturities or sales and through deposits and short-term and long-term borrowings.

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2001, the ratio of loans and loans held for sale to total deposits was 114.4%. We are comfortable with this relatively high level due to our position in mortgage loans that will be sold or securitized. These loans carry an interest rate at or near current market rates for first and second lien mortgage loans. Since we sell and/or securitize the majority of these mortgage loans within a 30-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans to be sold or securitized, the loan-to-deposit ratio was 79.1% at December 31, 2001.

     Interest Rate Risk. Because assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     An asset/liability management committee (ALMC) at each of our lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Our parent company ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented on each of the line of business ALMC. We incorporate many factors into the financial model, including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.

     Our commercial banking, home equity lending, and leasing lines of business assume interest rate risk in the pricing of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of off-balance sheet hedging.

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between loan origination and sale, the mortgage bank buys commitments to deliver loans at a fixed price.

     Our mortgage and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match funded asset-backed securities sales and the use of financial instruments to hedge the economic performance of the assets.

     The following tables reflect our management's estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2001. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2001. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

     The volume of derivative contracts entered into to economically hedge mortgage servicing rights, or MSRs, fluctuates from quarter to quarter, depending upon market conditions. We monitor hedge positions frequently and rebalance them as needed. It is unlikely that the volume of hedge positions would remain constant over large fluctuations in interest rates. In the tables below, therefore, we have included the assumption that the volume of hedge contracts will decline as interest rates rise. MSR hedge contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

                          ECONOMIC VALUE CHANGE METHOD

                                                  PRESENT VALUE AT DECEMBER 31, 2001,
                                                     CHANGE IN INTEREST RATES OF:
                                  -------------------------------------------------------------------
                                      -2%           -1%         CURRENT         +1%           +2%
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and other assets..........  $ 2,026,219   $ 1,998,329   $ 1,971,227   $ 1,945,210   $ 1,920,298
Loans held for sale.............      700,695       695,220       690,426       685,278       679,983
Mortgage servicing rights.......      101,076       149,179       242,334       306,838       332,683
Residual interests..............      174,425       185,867       199,071       213,240       227,196
Interest sensitive financial
  derivatives...................      103,143        60,133        17,162           278           781
                                  -----------   -----------   -----------   -----------   -----------
Total interest sensitive
  assets........................    3,105,558     3,088,728     3,120,220     3,150,844     3,160,941
                                  -----------   -----------   -----------   -----------   -----------
INTEREST SENSITIVE LIABILITIES
Deposits........................   (1,455,010)   (1,444,850)   (1,434,670)   (1,424,868)   (1,415,422)
Short-term borrowings...........   (1,009,594)   (1,006,220)   (1,002,532)     (998,905)     (995,335)
Long-term debt..................     (277,793)     (265,808)     (251,243)     (236,797)     (221,685)
                                  -----------   -----------   -----------   -----------   -----------
Total interest sensitive
  liabilities...................   (2,742,397)   (2,716,878)   (2,688,445)   (2,660,570)   (2,632,442)
                                  -----------   -----------   -----------   -----------   -----------
Net market value as of December
  31, 2001......................  $   363,161   $   371,850   $   431,775   $   490,274   $   528,499
                                  ===========   ===========   ===========   ===========   ===========
Change from current.............  $   (68,614)  $   (59,925)  $        --   $    58,499   $    96,724
                                  ===========   ===========   ===========   ===========   ===========
Net market value as of December
  31, 2000......................  $   303,443   $   312,277   $   338,895   $   353,270   $   348,506
                                  ===========   ===========   ===========   ===========   ===========
Potential change................  $   (35,452)  $   (26,618)  $        --   $    14,375   $     9,611
                                  ===========   ===========   ===========   ===========   ===========

                         GAAP-BASED VALUE CHANGE METHOD

                                                PRESENT VALUE AT DECEMBER 31, 2001,
                                                    CHANGE IN INTEREST RATES OF:
                                   --------------------------------------------------------------
                                      -2%          -1%        CURRENT        +1%          +2%
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and other assets(1)........  $       --   $       --   $       --   $       --   $       --
Loans held for sale..............     690,426      690,426      690,426      685,278      679,983
Mortgage servicing rights........     114,572      162,674      237,893      250,216      252,316
Residual interests...............     174,425      185,867      199,071      213,240      227,196
Interest sensitive financial
  derivatives....................     105,653       62,095       18,588        1,182        1,179
                                   ----------   ----------   ----------   ----------   ----------
Total interest sensitive
  assets.........................   1,085,076    1,102,062    1,145,978    1,149,916    1,160,674
                                   ----------   ----------   ----------   ----------   ----------
INTEREST SENSITIVE LIABILITIES
Deposits(1)......................          --           --           --           --           --
Short-term borrowings(1).........          --           --           --           --           --
Long-term debt(1)................          --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Total interest sensitive
  liabilities(1).................          --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net market value as of December
  31, 2001.......................  $1,085,076   $1,101,062   $1,145,978   $1,149,916   $1,160,674
                                   ==========   ==========   ==========   ==========   ==========
Potential change.................  $  (60,902)  $  (44,915)  $       --   $    3,938   $   14,697
                                   ==========   ==========   ==========   ==========   ==========
Net market value as of December
  31, 2000.......................  $  818,322   $  837,172   $  856,432   $  859,801   $  849,783
                                   ==========   ==========   ==========   ==========   ==========
Potential change.................  $  (38,110)  $  (19,260)  $       --   $    3,369   $   (6,649)
                                   ==========   ==========   ==========   ==========   ==========

---------------

(1) Value does not change in GAAP presentation.

Derivative Financial Instruments

     We utilize certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are accounted for as trading securities and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for most of these instruments, their economic purpose is to hedge existing exposures to either interest rate risk or foreign currency risk.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2001, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. The effect of these hedging activities, which did not have a material impact on our net income, was recorded through earnings as gain from sale of loans. Hedge ineffectiveness recorded in gains from sale of loans related to these hedging activities was immaterial. Additionally, we enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. At the time interest rate lock commitments are originally recorded on the balance sheet, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. These derivatives are recorded on the balance sheet at fair value at period end.

     We hedge the fixed versus floating component of certain of our residual interests with interest rate caps, which had a fair value of $0.1 million and a notional amount of $16.9 million at December 31, 2001. We classify interest rate caps as trading securities on the balance sheet and carry them at their fair values. We record adjustments to fair values as trading gains or losses on the income statement. For the year ended December 31, 2001, we recorded losses of $13 thousand related to these derivative products.

     We hedged our mortgage servicing rights through the use of Eurodollar futures contracts, U.S. Treasury futures contracts and interest rate options. For the year ended December 31, 2001, we recorded gains of $3.8 million on these hedges. Both the futures contracts and options were marked-to-market as trading securities with changes in value recorded in the income statement as trading gains. Hedge gains or losses recorded in 2000 were immaterial. At December 31, 2001, we held $17.4 billion in notional amount of Eurodollar contracts, with expirations ranging from the first quarter of 2002 to the fourth quarter of 2008. The index underlying these Eurodollar futures contracts is the three-month LIBOR rate.

     During the third quarter of 2001, we entered into an interest rate collar with a notional value of $150 million to economically hedge home equity loans that had been originated by our home equity lending line of business, but not yet securitized. The collar consisted of a purchased option and a sold option on the 4-year swap, which were cash settled at a cost of $2.0 million during the quarter to coincide with the completion of the home equity loan securitization.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $16.0 million and $14.3 million as of December 31, 2001. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and have a final maturity date of May 25, 2004. Onset has the option to reduce the notional value of the swaps by up to 10% if early prepayments on the loans are greater than originally anticipated.

     We own foreign currency forward contracts to protect the value of intercompany loans made to Onset Capital Corporation against changes in the Canadian-U.S. exchange rate. We had a notional amount of $38.1 million in forward contracts outstanding as of December 31, 2001. For the year ended December 31, 2001, gains related to these contracts totaled $1.6 million. There were no foreign currency hedge gains or losses in the comparable period of 2000. These contracts are marked-to-market with gains and losses included in other expense on the income statement.

ITEM 7(A).  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 23 through 95.

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

     Our financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Management has made available to PricewaterhouseCoopers all of Irwin Financial's financial records and related data, as well as the minutes of stockholders' and directors' meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

     Management of Irwin Financial has established and maintains a system of internal control that provides reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Assessments of the system of internal control are based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management continually monitors the system of internal control for compliance. Irwin Financial maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. In addition, as part of its audit of our financial statements, PricewaterhouseCoopers completed an assessment of selected internal accounting controls to establish a basis for reliance on these controls in determining the nature, timing, and extent of audit-tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers' recommendations concerning our system of internal control and has taken actions to respond appropriately to these recommendations that we believe are cost effective in the circumstances. Management believes that our system of internal control is adequate to accomplish the objectives discussed herein.

     Management also recognized its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is characterized and reflected in our Guiding Philosophy, which is publicized throughout Irwin Financial Corporation. This responsibility is also reflected in the individual Codes of Conduct of each major operating subsidiary. These Codes of Conduct address, among other things, the necessity of ensuring open communication within Irwin Financial; potential conflicts of interests; compliance with all domestic and foreign laws, including those related to financial disclosures; and a confidentiality of proprietary information. Irwin Financial maintains a systematic program to assess compliance with these policies.


/s/ John A. Nash                 /s/ Gregory F. Ehlinger

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Irwin Financial Corporation
Columbus, Indiana

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
January 22, 2002, except as to Note 23, which is as of February 25, 2002.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                               DECEMBER 31,       DECEMBER 31,
                                                                   2001               2000
                                                              --------------     --------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARES)
ASSETS:
Cash and cash equivalents...................................    $  158,291         $   83,493
Interest-bearing deposits with financial institutions.......        14,247             36,400
Trading assets -- Note 3....................................       216,684            154,921
Investment securities -- Note 4.............................        38,796             37,095
Loans held for sale.........................................       503,757            579,788
Loans and leases, net of unearned income -- Note 5..........     2,137,747          1,234,922
Less: Allowance for loan and lease losses -- Note 6.........       (22,283)           (13,129)
                                                                ----------         ----------
                                                                 2,115,464          1,221,793
Servicing assets  --  Note 7................................       228,624            130,522
Accounts receivable.........................................        41,996             69,224
Accrued interest receivable.................................        14,063             12,979
Premises and equipment -- Note 8............................        34,988             29,409
Other assets................................................        72,885             66,805
                                                                ----------         ----------
          Total assets......................................    $3,439,795         $2,422,429
                                                                ==========         ==========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing.......................................    $  533,983         $  263,159
  Interest-bearing..........................................       889,448            517,127
  Certificates of deposit over $100,000.....................       885,587            663,044
                                                                ----------         ----------
                                                                 2,309,018          1,443,330
Short-term borrowings -- Note 10............................       487,963            475,502
Long-term debt -- Note 11...................................        29,654             29,608
Other liabilities...........................................       189,889            136,897
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trust -- Note 12.................       190,948            147,167
                                                                ----------         ----------
          Total liabilities.................................     3,207,472          2,232,504
                                                                ----------         ----------
Commitments and contingencies -- Note 13
Shareholders' equity
  Preferred stock, no par value -- authorized 4,000,000
     shares; issued 96,336 shares as of December 31, 2001
     and December 31, 2000..................................         1,386              1,386
  Common stock, no par value -- authorized 40,000,000
     shares; issued 23,402,080 shares as of December 31,
     2001 and December 31, 2000; including 2,096,947 and
     2,376,119 shares in treasury as of December 31, 2001
     and December 31, 2000, respectively....................        29,965             29,965
  Additional paid-in capital................................         4,426              4,331
  Minority interest.........................................           658              1,055
  Deferred compensation.....................................          (449)              (503)
  Accumulated other comprehensive loss, net of deferred
     income tax benefit of $130 and $305 in 2001 and 2000,
     respectively...........................................          (325)              (459)
  Retained earnings.........................................       241,725            201,729
                                                                ----------         ----------
                                                                   277,386            237,504
          Less treasury stock, at cost......................       (45,063)           (47,579)
                                                                ----------         ----------
          Total shareholders' equity........................       232,323            189,925
                                                                ----------         ----------
          Total liabilities and shareholders' equity........    $3,439,795         $2,422,429
                                                                ==========         ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                        CONSOLIDATED STATEMENT OF INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2000          1999
                                                              ----------    ----------    ----------
                                                               (IN THOUSANDS, EXCEPT FOR PER SHARE)
INTEREST INCOME:
Loans and leases............................................   $128,157      $ 93,251      $ 48,978
Loans held for sale.........................................    102,679        71,141        66,682
Trading account.............................................     31,980        15,584         6,275
Investment securities:
  Taxable...................................................      4,913         4,161         3,755
  Tax-exempt................................................        247           250           271
Federal funds sold..........................................        257           143           652
                                                               --------      --------      --------
        Total interest income...............................    268,233       184,530       126,613
                                                               --------      --------      --------
INTEREST EXPENSE:
Deposits....................................................     73,340        52,815        25,220
Short-term borrowings.......................................     29,656        32,610        28,425
Long-term debt..............................................      2,320         2,348         1,149
Preferred securities distribution...........................     15,768         5,761         4,697
                                                               --------      --------      --------
        Total interest expense..............................    121,084        93,534        59,491
                                                               --------      --------      --------
Net interest income.........................................    147,149        90,996        67,122
Provision for loan and lease losses.........................     17,505         5,403         4,443
                                                               --------      --------      --------
Net interest income after provision for loan and lease
  losses....................................................    129,644        85,593        62,679
                                                               --------      --------      --------
OTHER INCOME:
Loan origination fees.......................................     64,303        52,696        41,024
Gain from sales of loans....................................    207,538        77,047        74,834
Loan servicing fees.........................................     67,362        58,939        60,581
Amortization and impairment of servicing assets.............    (50,134)      (39,529)      (15,702)
                                                               --------      --------      --------
  Net loan administration income............................     17,228        19,410        44,879
                                                               --------      --------      --------
Gain on sale of mortgage servicing assets...................      8,394        27,528        37,801
Trading gains/(losses)......................................    (32,412)       14,399        (8,296)
Other.......................................................      6,340        20,631        13,827
                                                               --------      --------      --------
                                                                271,391       211,711       204,069
                                                               --------      --------      --------
OTHER EXPENSE:
Salaries....................................................    184,427       124,639       114,303
Pension and other employee benefits.........................     26,616        20,359        18,402
Office expense..............................................     16,862        13,783        13,181
Premises and equipment......................................     30,702        26,812        24,052
Marketing and development...................................      4,202        13,071         8,962
Professional Fees...........................................     11,192         7,013         4,684
Other.......................................................     53,419        32,285        30,527
                                                               --------      --------      --------
                                                                327,420       237,962       214,111
                                                               --------      --------      --------
Income before income taxes..................................     73,615        59,342        52,637
Provision for income taxes..................................     28,624        23,676        19,481
                                                               --------      --------      --------
Income before minority interest.............................     44,991        35,666        33,156
Minority interest in losses of subsidiaries.................       (350)           --            --
                                                               --------      --------      --------
Income before cumulative effect of change in accounting
  principle.................................................     45,341        35,666        33,156
Cumulative effect of change in accounting principle, net of
  tax.......................................................        175            --            --
                                                               --------      --------      --------
Net income..................................................   $ 45,516      $ 35,666      $ 33,156
                                                               ========      ========      ========
Earnings per share before cumulative effect of change in
  accounting principle:
  Basic -- Note 18..........................................   $   2.14      $   1.70      $   1.54
                                                               ========      ========      ========
  Diluted -- Note 18........................................   $   1.99      $   1.67      $   1.51
                                                               ========      ========      ========
Earnings per share:
  Basic -- Note 18..........................................   $   2.15      $   1.70      $   1.54
                                                               ========      ========      ========
  Diluted -- Note 18........................................   $   2.00      $   1.67      $   1.51
                                                               ========      ========      ========
Dividends per share.........................................   $   0.26      $   0.24      $   0.20
                                                               ========      ========      ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

                                                     ACCUMULATED
                                                        OTHER                                 ADDITIONAL
                                         RETAINED   COMPREHENSIVE     DEFERRED     MINORITY    PAID IN     COMMON    PREFERRED
                               TOTAL     EARNINGS   INCOME (LOSS)   COMPENSATION   INTEREST    CAPITAL      STOCK      STOCK
                              --------   --------   -------------   ------------   --------   ----------   -------   ---------
Balance at January 1,
  1999......................  $145,233   $142,232       $  85             --        $   --      $2,595     $29,965    $   --
  Net income................    33,156     33,156
  Unrealized gain on
    investment securities
    net of $104 tax
    benefit.................      (155)                  (155)
                              --------
        Total comprehensive
          income............    33,001
                              --------
Cash dividends..............    (4,287)    (4,287)
Tax benefit on stock option
  exercises.................     1,055                                                           1,055
Treasury stock:
  Purchase of 800,052
    shares..................   (18,314)
  Sales of 232,073 shares...     2,608                                                             600
                              --------   --------       -----          -----        ------      ------     -------    ------
Balance December 31, 1999...  $159,296   $171,101       $ (70)            --        $   --      $4,250     $29,965    $   --
                              ========   ========       =====          =====        ======      ======     =======    ======
  Net income................    35,666     35,666
  Unrealized gain on
    investment securities
    net of $43 tax
    liability...............        64                     64
Foreign currency adjustment
  net of $43 tax benefit....       (66)                   (66)
Minimum pension liability
  net of $257 tax benefit...      (387)                  (387)
                              --------
        Total comprehensive
          income............    35,277
Deferred compensation.......      (503)                                 (503)
Cash dividends..............    (5,038)    (5,038)
Tax benefit on stock option
  exercises.................       136                                                             136
Treasury stock:
  Purchase of 220,948
    shares..................    (3,414)
  Sales of 142,132 shares...     1,730                                                             (55)
Issuance of 96,336 shares of
  preferred stock...........     1,386                                                                                 1,386
Minority Interest...........     1,055                                               1,055
                              --------   --------       -----          -----        ------      ------     -------    ------
Balance December 31, 2000...  $189,925   $201,729       $(459)         $(503)       $1,055      $4,331     $29,965    $1,386
                              ========   ========       =====          =====        ======      ======     =======    ======
  Net income................    45,516     45,516
  Unrealized gain on
    investment securities
    net of $53 tax
    liability...............        80                     80
  Foreign currency
    adjustment net of $221
    tax benefit.............      (333)                  (333)
  Minimum pension liability
    net of $257 tax
    liability...............       387                    387
                              --------
        Total comprehensive
          income............    45,650
Deferred compensation.......        54                                    54
Cash dividends..............    (5,520)    (5,520)
Tax benefit on stock option
  exercises.................     2,451                                                           2,451
Treasury stock:
  Purchase of 136,089
    shares..................    (3,223)
  Sales of 415,261 shares...     3,383                                                          (2,356)
Minority Interest...........      (397)                                               (397)
                              --------   --------       -----          -----        ------      ------     -------    ------
Balance December 31, 2001...  $232,323   $241,725       $(325)         $(449)       $  658      $4,426     $29,965    $1,386
                              ========   ========       =====          =====        ======      ======     =======    ======


                              TREASURY
                               STOCK
                              --------
Balance at January 1,
  1999......................  $(29,644)
  Net income................
  Unrealized gain on
    investment securities
    net of $104 tax
    benefit.................
        Total comprehensive
          income............
Cash dividends..............
Tax benefit on stock option
  exercises.................
Treasury stock:
  Purchase of 800,052
    shares..................   (18,314)
  Sales of 232,073 shares...     2,008
                              --------
Balance December 31, 1999...  $(45,950)
                              ========
  Net income................
  Unrealized gain on
    investment securities
    net of $43 tax
    liability...............
Foreign currency adjustment
  net of $43 tax benefit....
Minimum pension liability
  net of $257 tax benefit...
        Total comprehensive
          income............
Deferred compensation.......
Cash dividends..............
Tax benefit on stock option
  exercises.................
Treasury stock:
  Purchase of 220,948
    shares..................    (3,414)
  Sales of 142,132 shares...     1,785
Issuance of 96,336 shares of
  preferred stock...........
Minority Interest...........
                              --------
Balance December 31, 2000...  $(47,579)
                              ========
  Net income................
  Unrealized gain on
    investment securities
    net of $53 tax
    liability...............
  Foreign currency
    adjustment net of $221
    tax benefit.............
  Minimum pension liability
    net of $257 tax
    liability...............
        Total comprehensive
          income............
Deferred compensation.......
Cash dividends..............
Tax benefit on stock option
  exercises.................
Treasury stock:
  Purchase of 136,089
    shares..................    (3,223)
  Sales of 415,261 shares...     5,739
Minority Interest...........
                              --------
Balance December 31, 2001...  $(45,063)
                              ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  2001          2000          1999
                                                              ------------   -----------   -----------
                                                                           (IN THOUSANDS)
NET INCOME..................................................  $     45,516   $    35,666   $    33,156
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
Depreciation, amortization, and accretion, net..............         9,097         9,114         8,535
Amortization and impairment of servicing assets.............        50,134        39,529        15,702
Provision for loan and lease losses.........................        17,505         5,403         4,443
Deferred income tax.........................................        26,245        21,702        15,543
Gain on sale of mortgage servicing assets...................        (8,394)      (27,528)      (37,801)
Gain from sale of loans.....................................      (207,538)      (77,047)      (74,834)
Originated and purchased mortgage servicing assets..........      (151,821)      (57,165)      (84,653)
Originations of loans held for sale.........................   (10,375,401)   (5,317,528)   (6,316,257)
Proceeds from sale of mortgage servicing assets.............        11,979        53,142        85,380
Proceeds from the sale of loans held for sale...............    10,331,270     5,323,784     6,818,882
Net increase in trading assets..............................       (61,763)      (95,896)      (26,877)
Decrease (increase) in accounts receivable..................        27,228       (49,415)       21,672
Other, net..................................................        14,160        23,160        (1,828)
                                                              ------------   -----------   -----------
  Net cash provided (used) by operating activities..........      (271,783)     (113,079)      461,063
                                                              ------------   -----------   -----------
LENDING AND INVESTING ACTIVITIES:
Proceeds from maturities/calls of investment securities:
  Held-to-maturity..........................................         4,114         1,286        12,058
  Available-for-sale........................................         2,441            26           159
Proceeds from sales of investment securities:
  Available-for-sale........................................            --            --         3,118
Purchase of investment securities:
  Held-to-maturity..........................................          (437)         (781)          (34)
  Available-for-sale........................................        (7,692)           --        (5,899)
Net increase (decrease) in interest-bearing deposits with
  financial institutions....................................        22,153        (9,615)       (8,344)
Net increase in loans, excluding sales......................      (733,433)     (533,848)     (205,137)
Sale of mortgage loans by commercial bank...................       149,957        31,521        22,928
Acquisition of Onset Capital Corporation, net of cash
  acquired..................................................            --          (837)           --
Other, net..................................................       (10,760)      (11,922)       (6,520)
                                                              ------------   -----------   -----------
  Net cash used by lending and investing activities.........      (573,657)     (524,170)     (187,671)
                                                              ------------   -----------   -----------
FINANCING ACTIVITIES:
Net increase (decrease) in deposits.........................       865,688       573,012      (138,893)
Net increase (decrease) in short-term borrowings............        12,461         2,399      (171,758)
Proceeds from issuance long-term debt.......................            --            --        30,000
Repayments of long-term debt................................            --          (176)       (3,055)
Proceeds from the issuance of trust preferred securities....        45,000       103,500
Proceeds from issuance of preferred stock...................            --         1,386            --
Purchase of treasury stock for employee benefit plans.......        (3,223)       (3,414)      (18,314)
Proceeds from sale of stock for employee benefit plans......         5,834         1,866         2,608
Dividends paid..............................................        (5,520)       (5,038)       (4,287)
                                                              ------------   -----------   -----------
  Net cash provided (used) by financing activities..........       920,240       673,535      (303,699)
                                                              ------------   -----------   -----------
Effect of exchange rate changes on cash.....................            (2)           (8)           --
                                                              ------------   -----------   -----------
Net increase in cash and cash equivalents...................        74,798        36,278       (30,307)
Cash and cash equivalents at beginning of period............        83,493        47,215        77,522
                                                              ------------   -----------   -----------
Cash and cash equivalents at end of period..................  $    158,291   $    83,493   $    47,215
                                                              ============   ===========   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
  Interest..................................................  $    123,058   $    81,989   $    52,456
                                                              ============   ===========   ===========
  Income taxes..............................................  $      7,357   $    13,864   $    14,328
                                                              ============   ===========   ===========
Non cash Transactions:
  Mortgage loans held for sale transferred to loans and
    leases..................................................  $    327,700   $        --   $        --
                                                              ============   ===========   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Consolidation: Irwin Financial Corporation and its subsidiaries provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, home equity lending, commercial banking, equipment leasing, and venture capital lines of business. Intercompany balances and transactions have been eliminated in consolidation.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at rates prevailing on the balance sheet date; income and expenses are translated at average rates of exchange for the year. Unrealized foreign currency translation gains and losses (net of hedging activities and related income taxes) are recorded in accumulated other comprehensive income in shareholders' equity.

     Securities: Those securities that we have the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available for sale investments, net of the future tax impact, are reported as a separate component of shareholders' equity until realized. Investment gains and losses are based on the adjusted cost of the specific security.

     Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are residual interests. When we sell receivables in securitizations of home equity loans and lines of credit, we retain residual interests, a servicing asset, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows estimated using management's best estimates of the key assumptions -- prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved. Adjustments to carrying values are recorded as trading gains or losses.

     Loans Held For Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Market value is determined by outstanding commitments or by current investor yield requirements.

     Loans: Loans are carried at cost. Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

     Direct Financing Leases: Interest and service charges, net of initial direct costs, are deferred and reported as income in decreasing amounts over the life of the lease, which averages three to four years, so as to provide an approximate constant yield on the outstanding principal balance.

     Allowance for Loan and Lease Losses: The allowance for loan and lease losses is maintained at a level considered adequate to provide for loan and lease losses and is based on management's evaluation of inherent losses in the portfolio. Loans are considered impaired if it is probable that we will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     Servicing Assets: When we securitize or sell loans, we generally retain the right to service the underlying loans sold. A portion of the cost basis is allocated to this servicing asset based on its fair value relative to the loan as a whole. We use the market prices under comparable servicing sale contracts, when available, or alternatively use a valuation model that calculates the present value of future cash flows to determine the fair value of the servicing assets. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans, which are grouped based on loan characteristics, in proportion to estimated net servicing income.

     In determining servicing value impairment, the servicing portfolio was stratified into its predominant risk characteristics, principally by interest rate. These segments of the portfolio are valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in reserve levels.

     Derivative Instruments: Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. Under the provisions of this standard, all derivative instruments have been recorded at fair value as assets or liabilities in the December 31, 2001 consolidated balance sheet. Unrealized holding gains and losses from all derivative instruments classified as fair value hedges or freestanding derivative instruments have been recorded in the consolidated statement of income. The adoption of SFAS 133 resulted in a cumulative change in accounting principle, increasing net income by $175 thousand in 2001.

     We utilize certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are accounted for as trading securities and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for most of these instruments, their economic purpose is to hedge existing exposures to either interest rate risk or foreign currency risk.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2001, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for changes in value associated with the risk being hedged. The effect of these hedging activities, which do not have a material impact on our net income, was recorded through earnings as gain from sale of loans. Hedge ineffectiveness recorded in gains from sale of loans related to these hedging activities was immaterial.

     Additionally, we enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are currently considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. These derivatives are recorded on the balance sheet at fair value at period end.

     Premises and Equipment: Premises and equipment are recorded at cost. Depreciation is determined by the straight-line method.

     Venture Capital Investments: Venture capital investments held by Irwin Ventures, LLC are carried at fair value with changes in fair value recognized in other income. The investment committee of Irwin Ventures determines the value of these nonpublicly traded investments at the end of each reporting period based upon review of the investee's financial results, condition, and prospects. Changes in estimated fair values can also be made when an event such as a new round of funding from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

     Other Assets: Included in other assets at December 31, 2001 and 2000 are $4.4 million and $2.8 million of real estate properties acquired as a result of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the related loan or fair value of the property less estimated costs to sell.

     Income Taxes: A consolidated tax return is filed for all eligible entities. Deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.

     Cash and Cash Equivalents Defined: For purposes of the statement of cash flows, we consider cash and due from banks to be cash equivalents.

     Recent Accounting Developments: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No 140, which replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. The Standard is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of residual interests, delinquencies and credit losses. The accounting requirements of this Standard were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of this statement did not have a material impact on our financial position or results of operations.

     On June 29, 2001 the FASB approved SFAS No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 eliminates the pooling-of-interests method of accounting -- requiring that purchase accounting, with its recognition of intangible assets separately from goodwill, be applied to all business combinations initiated after June 30, 2001.

     Under the provisions of SFAS 142, goodwill will no longer be amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life will be reviewed for impairment at least annually. The amortization period of intangible assets with finite lives will no longer be limited to forty years. This standard became effective January 1, 2002. We discontinued the amortization of goodwill with a net carrying value of $1.8 million on the date of adoption and annual amortization of $0.2 million that resulted from business combinations prior to the adoption of SFAS 141. In addition, we will record an after tax benefit of $0.5 million, as a cumulative effect of a change in accounting principle, representing the write-off of negative goodwill at January 1, 2002 arising from a prior business combination.

     The FASB has also issued SFAS No. 143, "Accounting for Asset Retirement Obligations," and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 143 addresses accounting for the retirement of tangible long-lived assets and the associated asset retirement costs. The effective date is for fiscal years beginning after June 15, 2002. SFAS 144, effective for fiscal years beginning after December 15, 2001, supersedes FASB No. 121 "Accounting for the Impairment of long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. Management does not believe the implementation of SFAS 143 or SFAS 144 will have a material effect on our earnings or financial condition.

     Reclassifications: Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the 2001 presentation. These changes had no impact on previously reported net income or shareholders' equity.

NOTE 2 -- RESTRICTIONS ON CASH AND INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS

     Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain reserve balances with the Federal Reserve Bank. The amount of the reserve balance at December 31, 2001 was $7.5 million. Additionally, we are required to maintain reserve funds in connection with our loan securitization activities. Included in accounts receivable at December 31, 2001 is $0.5 million of these reserve funds.

NOTE 3 -- SALES OF RECEIVABLES

     During 2001 and 2000, we sold home equity loans and lines of credit in securitization transactions resulting in the creation of residual interests and a servicing asset. Residual interests totaling $199.1 million and $152.6 million, respectively, are included in trading assets at December 31, 2001 and 2000, respectively. We receive annual servicing fees of approximately 0.75% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investors' interests. The value of the residual interests are subject to prepayment, credit, and interest rate risks in the transferred financial assets.

     We recognized pretax gains of $91.6 million, $47.0 million, and $23.7 million on the securitization of home equity loans and lines of credit at our home equity line of business during 2001, 2000, and 1999, respectively.

     Key economic assumptions used in measuring the fair value of residual interests at the date of securitization resulting from securitizations completed during the year 2001 (weighted based on principal amounts securitized) were as follows:

Prepayment speed (annual rate)................  18.78%
Weighted-average life (in years)..............  3.57
Expected credit losses (annual rate)..........  2.27%
Residual cash flows discounted at.............  16.85
Interest rates on adjustable notes............  LIBOR plus contractual spread ranging from 18 to 200 basis points

     The table shown above aggregates each of the securitization transactions by the line of business completed in 2001 into a single set of assumptions. In accounting for the residual assets, we analyze interests on a security by security basis and perform analysis at the loan level.

     At December 31, 2001, key economic assumptions and the sensitivity of the current fair value of residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions are as follows:

                                                              HOME EQUITY LOANS AND LINES OF CREDIT
                                                              -------------------------------------
                                                                     (DOLLARS IN THOUSANDS)
Balance sheet carrying value of residual interests -- fair
  value.....................................................                $199,071
Weighted-average life (in years)............................                    2.72
Prepayment speed assumptions (annual rate)..................                   24.84%
Impact on fair value of 10% adverse change (27.32%).........                $ (3,395)
Impact on fair value of 25% adverse change (31.05%).........                  (7,919)
Expected credit losses (annual rate)........................                    2.83%
Impact on fair value of 10% adverse change (3.11%)..........                $ (8,731)
Impact on fair value of 25% adverse change (3.54%)..........                 (21,135)
Residual cash flows discount rate (annual)..................                   18.54%
Impact on fair value of 10% adverse change (20.39%).........                $ (8,124)
Impact on fair value of 25% adverse change (23.18%).........                 (19,243)

     These sensitivities are hypothetical and should be considered with caution. As the figures indicate, changes in fair value based on a 10 percent and 25 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is calculated based on all securitizations occurring in that year.

     Actual and projected credit losses (%) as of:

                                      HOME EQUITY LOANS AND LINES OF CREDIT SECURITIZED IN
                           ---------------------------------------------------------------------------
                            1995       1996       1997       1998       1999       2000        2001
                           -------   --------   --------   --------   --------   --------   ----------
DECEMBER 31, 2001                                    (DOLLARS IN THOUSANDS)
Actual to date...........     2.29%      1.04%      1.12%      0.90%      2.19%      2.11%        0.14%
Projected remaining......       --         --       0.08       0.48        1.4       4.13         8.62
                           -------   --------   --------   --------   --------   --------   ----------
Total losses.............     2.29       1.04       1.20       1.38       3.59       6.24         8.76
Original balance
  securitized............  $51,584   $139,996   $229,994   $160,470   $433,606   $781,914   $1,042,462

     The table below summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2001 ($ in thousands):

Proceeds from new securitizations...........................  $1,072,177
Collections used by the trust to purchase new home equity
  loan balances.............................................       6,501
Servicing fees received.....................................      10,741
Cash flows received on residual interests*..................      45,645
Cash received upon release from reserve accounts............         135
Purchases of delinquent or foreclosed assets................        (701)
Servicing advances..........................................     (42,483)
Reimbursements of servicing advances........................      43,319

---------------

* Cash flows received on residual interests are net of $31.9 million used to over-collateralize the trusts. During 2001, $6.0 million was paid to over-collateralize the trusts at the time of securitization.

     Historical loss and delinquency amounts for the managed portfolio for the year ended December 31, 2001 were as follows (dollars in thousands):

                                                                                   DELINQUENT
                                                              TOTAL PRINCIPAL       PRINCIPAL
                                                                 AMOUNT OF       OVER 60 DAYS***
                                                                 LOANS AT       -----------------
                                                               DECEMBER 31,        YEAR ENDED
                                                                   2001         DECEMBER 31, 2001
                                                              ---------------   -----------------
Home equity loans and lines of credit.......................    $2,317,975          $121,666
Comprised of:
Loans owned*:
Loans.......................................................    $  350,433          $ 15,198
Loans securitized, servicing and residual retained**........     1,714,109            89,422
                                                                ----------          --------
Total owned portfolio.......................................     2,064,542           104,620
                                                                ----------          --------
Loans managed but not owned:
Loans securitized, servicing retained, residual sold**......    $  216,512          $ 17,046
Loans and residual sold, servicing retained.................        36,921                --
Total managed but not owned.................................       253,433            17,046
                                                                ----------          --------
Total managed loans.........................................    $2,317,975          $121,666
                                                                ==========          ========

---------------

* Loans owned are loans held for investment or loans in which we retain a subordinate interest and retain a risk of loss

** Represents the principal amount of the loan. Residual interests held for securitized assets are excluded from this table because they are recognized separately.

*** Includes bankruptcies, foreclosures and other real estate owned.

Actual credit losses, net of recoveries, on the managed portfolios during the year ended December 31, 2001 were $35.4 million related to loans securitized and loans held for investment. Of this amount, $10.0 million relates to unsold loans while $25.4 million relates to securitized loans.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost, fair value, and carrying value of investments held at December 31, 2001 are as follows:

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                   COST        GAINS        LOSSES      VALUE     VALUE
                                                 ---------   ----------   ----------   -------   --------
                                                                      (IN THOUSANDS)
Held-to-maturity:
Obligations of states and political
  subdivisions.................................   $ 4,425       $113        $  --      $ 4,538   $ 4,425
Mortgage-backed securities.....................     1,507         28           --        1,535     1,507
Other..........................................       133         --           --          133       133
                                                  -------       ----        -----      -------   -------
  Total held-to-maturity.......................     6,065        141           --        6,206     6,065
                                                  -------       ----        -----      -------   -------
Available-for-sale:
U.S. Treasury and government obligations.......    29,251         78           --       29,329    29,329
Mortgage-backed securities.....................     2,671         46           --        2,717     2,717
Other..........................................       685         --           --          685       685
                                                  -------       ----        -----      -------   -------
  Total available-for-sale.....................    32,607        124           --       32,731    32,731
                                                  -------       ----        -----      -------   -------
  Total investments............................   $38,672       $265        $  --      $38,937   $38,796
                                                  =======       ====        =====      =======   =======

     The amortized cost, fair value, and carrying value of investments held at December 31, 2000 are as follows:

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                   COST        GAINS        LOSSES      VALUE     VALUE
                                                 ---------   ----------   ----------   -------   --------
                                                                      (IN THOUSANDS)
Held-to-maturity:
U.S. Treasury and government obligations.......   $21,006       $--          $ (1)     $21,005   $21,006
Obligations of states and political
  subdivisions.................................     4,586        71            (1)       4,656     4,586
Mortgage-backed securities.....................     2,059        (1)           --        2,058     2,059
                                                  -------       ---          ----      -------   -------
  Total held-to-maturity.......................    27,651        70            (2)      27,719    27,651
                                                  -------       ---          ----      -------   -------
Available-for-sale:
U.S. Treasury and government obligations.......     4,992        --             1        4,993     4,993
Mortgage-backed securities.....................     3,103        --           (10)       3,093     3,093
Other..........................................     1,358        --            --        1,358     1,358
                                                  -------       ---          ----      -------   -------
  Total available-for-sale.....................     9,453        --            (9)       9,444     9,444
                                                  -------       ---          ----      -------   -------
  Total investments............................   $37,104       $70          $(11)     $37,163   $37,095
                                                  =======       ===          ====      =======   =======

     The amortized cost and estimated value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
                                                                (IN THOUSANDS)
Held-to-maturity:
  Due in one year or less...................................   $   268    $   268
  Due after one year through five years.....................     1,095      1,095
  Due after five years through ten years....................     1,215      1,258
  Due after ten years.......................................     1,980      2,050
                                                               -------    -------
                                                                 4,558      4,671
Mortgage-backed securities..................................     1,507      1,535
                                                               -------    -------
                                                                 6,065      6,206
                                                               -------    -------
Available-for-sale:
  Due in one year or less...................................   $ 3,682    $ 3,760
  Due after ten years.......................................    26,254     26,254
                                                               -------    -------
                                                                29,936     30,014
Mortgage-backed securities..................................     2,671      2,717
                                                               -------    -------
                                                                32,607     32,731
                                                               -------    -------
     Total investments......................................   $38,672    $38,937
                                                               =======    =======

     Investment securities amounting to $12.8 million were pledged as collateral for borrowings and for other purposes on December 31, 2001. During 2001 and 2000 there were no sales of "available for sale" investments. During 1999, sales of "available for sale" investments with proceeds of $3.1 million resulted in a gross loss of $1.2 thousand. Additionally in 2001, 2000, and 1999, "held-to-maturity" investments totaling $0.3 million, $2.9 million and $1.8 million, respectively, were called. Calls in 2001 and 2000 resulted in gross losses of $0.4 thousand and $23.1 thousand, respectively. Calls in 1999 were at par.

NOTE 5 -- LOANS AND LEASES

     Loans and leases are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2000
                                                              ----------    ----------
                                                                   (IN THOUSANDS)
Commercial, financial and agricultural......................  $1,055,307    $  677,066
Real estate-construction....................................     287,228       220,485
Real estate-mortgage........................................     490,111       122,301
Consumer....................................................      38,489        56,785
Direct financing leases
  Domestic..................................................     232,527       116,867
  Foreign...................................................      91,816        72,864
Unearned income
  Domestic..................................................     (44,183)      (21,570)
  Foreign...................................................     (13,548)       (9,876)
                                                              ----------    ----------
          Total.............................................  $2,137,747    $1,234,922
                                                              ==========    ==========

     In 2001, $327.7 million of loans held for sale at the home equity lending line of business were reclassified to loans and leases. These loans are included in the real estate-mortgage category above.

     Commercial loans are extended primarily to local regional businesses in the market areas of Irwin Union Bank. We also provide consumer loans to the customers in those markets. Real estate loans and direct financing leases are extended throughout the United States and Canada.

     Irwin Union Bank and Trust, in the normal course of business, makes loans to directors, officers, and organizations and individuals with which they are associated at market rates. Such loans amounted to $1.9 million and $2.4 million at December 31, 2001 and 2000, respectively. During 2001, $0.9 million of new loans were made and repayments totaled $1.0 million.

NOTE 6 -- ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are summarized below:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                2001       2000       1999
                                                              --------    -------    -------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $ 13,129    $ 8,555    $ 9,888
Acquisition of Onset Capital................................        --      1,908         --
Provision for loan and lease losses.........................    17,505      5,403      4,443
Reduction due to sale of loans and leases...................        (6)        --     (3,126)
Reduction due to reclassification of loans..................        --        (16)      (922)
Foreign currency adjustment.................................      (140)       (19)        --
Recoveries..................................................     2,236        466        503
Charge-offs.................................................   (10,441)    (3,168)    (2,231)
                                                              --------    -------    -------
Balance at end of year......................................  $ 22,283    $13,129    $ 8,555
                                                              ========    =======    =======

     At December 31, 2001, 2000, and 1999, the recorded investment in loans for which impairment has been recognized in accordance with SFAS No. 114 and SFAS No. 118 totaled $33.1 million, $7.4 million, and $0.9 million, respectively. These loans had a corresponding valuation allowance of $4.2 million, $820 thousand, and $204 thousand, respectively, based on the fair value of the loans' collateral. We recognized $2.3 million, $521 thousand, and $38 thousand of interest income on these loans in 2001, 2000, and 1999, respectively.

NOTE 7 -- SERVICING ASSETS

     Included on the consolidated balance sheet at December 31, 2001 and 2000 are $228.6 million and $130.5 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of loans serviced by us for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets.

MORTGAGE SERVICING ASSET:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Beginning Balance...........................................  $130,522    $138,500
Additions...................................................   151,821      57,165
Amortization and impairment.................................   (50,134)    (39,529)
Reduction for servicing sales...............................    (3,585)    (25,614)
                                                              --------    --------
                                                              $228,624    $130,522
                                                              ========    ========

     We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2001       2000        1999
                                                              --------    -------    --------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $ 14,204    $   401    $ 11,720
Provision for impairment....................................    11,321     13,803     (11,319)
Permanent impairment*.......................................   (12,030)        --          --
                                                              --------    -------    --------
Balance at end of year......................................  $ 13,495    $14,204    $    401
                                                              ========    =======    ========

---------------

* Permanent impairment was recorded in conjunction with a portfolio restratification change made when we updated predominant risk characteristics inherent in the portfolio of servicing rights during 2001.

     At December 31 2001, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows ($ in thousands):

Carrying amount of mortgage servicing rights................    $228,624
Constant prepayment speeds..................................       13.86%
Impact on fair value of 10% adverse change (15.2%)..........      (9,723)
Impact on fair value of 20% adverse change (16.6%)..........     (18,238)
Discount Rate...............................................       10.47%
Impact on fair value of 10% adverse change (11.51%).........      (6,474)
Impact on fair value of 20% adverse change (12.55%).........     (12,332)

     These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Included in the servicing assets are $211.2 million and $121.6 million of servicing assets related to the mortgage bank at December 31, 2001 and 2000, respectively. The servicing assets at the mortgage bank had a fair value of $239.7 million and $165.1 million at December 31, 2001 and 2000, respectively. Below is a rollforward of the mortgage bank's servicing portfolio balance:

SERVICING PORTFOLIO:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                              2001     2000     1999
                                                              -----    -----    -----
                                                                   (IN BILLIONS)
Beginning Portfolio.........................................  $ 9.2    $10.5    $11.2
Add:
  Originations of servicing rights..........................    9.2      3.7      5.9
Deduct:
  Sale of servicing rights..................................   (2.3)    (4.1)    (4.7)
  Run-off...................................................   (3.2)    (0.9)    (1.9)
                                                              -----    -----    -----
Ending Portfolio............................................  $12.9    $ 9.2    $10.5
                                                              =====    =====    =====

     Key economic assumptions used in measuring the carrying value of mortgage servicing rights at the mortgage bank at the date of securitization resulting from deliveries completed during the year 2001 (weighted based on principal amount of deliveries) were as follows:

Weighted average prepayment rate (annual rate)..............  13.86%
Weighted average life (in years)............................   8.24
Weighted average discount rate..............................   9.89%

NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                                                      USEFUL
                                                              2001        2000        LIVES
                                                            --------    --------    ----------
                                                                      (IN THOUSANDS)
Land......................................................  $  2,263    $  1,737           n/a
Building and leasehold improvements.......................    19,742      17,410    7-40 years
Furniture and equipment...................................    49,001      40,660    3-10 years
                                                            --------    --------
                                                              71,006      59,807
Less accumulated depreciation.............................   (36,018)    (30,398)
                                                            --------    --------
          Total...........................................  $ 34,988    $ 29,409
                                                            ========    ========

     Amounts charged to non-interest expense for depreciation amounted to $5.2 million, $5.9 million, and $4.5 million in 2001, 2000, and 1999, respectively.

NOTE 9 -- LEASE OBLIGATIONS

     At December 31, 2001, we leased certain branch locations and office equipment used in our operations.

     Operating lease rental expense was $19.8 million in 2001, $17.8 million in 2000, and $16.5 million in 1999.

     The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

YEAR ENDED DECEMBER 31:                                       (IN THOUSANDS)
  2002......................................................     $17,076
  2003......................................................      11,206
  2004......................................................       9,481
  2005......................................................       7,427
  2006......................................................       5,526
  Thereafter................................................       2,031
                                                                 -------
          Total minimum rental payments.....................     $52,747
                                                                 =======

NOTE 10 -- SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
Repurchase agreements & drafts payable related to mortgage
  loan closings.............................................  $154,157    $ 64,557
Commercial paper............................................    11,123      11,346
Federal Home Loan Bank borrowings...........................   212,000     153,000
Federal funds...............................................    35,200      20,000
Lines of credit and other borrowings........................    75,483     226,599
                                                              --------    --------
                                                              $487,963    $475,502
                                                              ========    ========
Weighted average interest rate..............................      4.64%       6.79%

     Repurchase agreements at December 31, 2001 and 2000, include $0.1 million and $0.1 million in mortgages sold under agreements to repurchase that are used to fund mortgages prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.

     Drafts payable related to mortgage loan closings totaled $154.0 million and $64.5 million at December 31, 2001 and 2000. These borrowings are related to mortgage closings at the end of December which have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     Commercial paper includes $11.1 million and $5.7 million at December 31, 2001 and 2000, respectively, payable to a company controlled by a significant shareholder and director of Irwin Financial.

     Federal funds and Federal Home Loan Bank borrowings are collateralized by mortgage loans held for sale.

     We also have lines of credit available of $813.3 million to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 1.9% to 7.4%.

NOTE 11 -- LONG-TERM DEBT

     Long-term debt consists of a note payable for $30.0 million with an interest rate of 7.58%. This debt is carried on the balance sheet net of capitalized fees of $0.3 million and $0.4 million as of December 31, 2001, and 2000, respectively. The entire principle of this note will mature on July 7, 2014.

NOTE 12 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     In January 1997, we issued $50.0 million of trust preferred securities through IFC Capital Trust I, our wholly-owned statutory business trust subsidiary created under the laws of Delaware. The securities were issued at $25 per share with a cumulative dividend rate of 9.25%, payable quarterly. In connection with the issuance of the securities, we sold an equivalent amount of subordinated debentures to the trust. The securities have an initial maturity of 30 years with a 19-year extension option. The securities are callable at par after five years. The securities are shown on the balance sheet at December 31, 2001 net of $1.8 million of capitalized issuance costs. The sole assets of IFC Capital Trust I are our subordinated debentures with a principal balance of $51.5 million, an interest rate of 9.25%, and an initial maturity of 30 years with a 19-year extension option. These funds are considered Tier 1 qualifying capital.

     In November 2000, we issued $51.75 million of trust preferred securities through IFC Capital Trust II and $51.75 million of convertible trust preferred securities through IFC Capital Trust III, wholly-owned statutory business trust subsidiaries created under the laws of Delaware. The securities were issued at $25 per share with cumulative dividend rates of 10.5% and 8.75%, respectively, payable quarterly. They have an initial maturity of 30 years. The trust preferred securities are not convertible into our common shares. The convertible trust preferred securities have an initial conversion ratio of 1.261 shares of common stock for each convertible preferred security (equivalent to an initial conversion price of $19.825 per share of common stock). The securities are shown on the balance sheet at December 31, 2001, net of $4.4 million of capitalized issuance costs. The sole assets of IFC Capital Trust II and III are our subordinated debentures with principal balances of $53.35 million each, interest rates of 10.5% and 8.75%, respectively, and an initial maturity of 30 years. The subordinated debentures of IFC Capital Trust II are callable at par after five years. Both issues are Tier 1 qualifying capital elements.

     In July 2001, we issued $15 million of trust preferred securities in a private placement transaction through IFC Capital Trust IV, our wholly-owned statutory business trust subsidiary created under the laws of Delaware. In connection with the issuance of the trust preferred securities, we sold an equivalent amount of subordinated debentures to the trust. These subordinated debentures will mature on July 25, 2031, which date may be shortened to a date not before July 25, 2006, if certain conditions are met. The securities are shown on the balance sheet at December 31, 2001, net of $0.5 million of capitalized issuance costs. The cumulative dividend rate payable on the trust preferred securities and the subordinated debentures is 10.25%, payable semiannually on January 25 and July 25 of each year. These funds are considered Tier 1 qualifying capital.

     In November 2001, we issued $30 million of trust preferred securities in a private placement transaction through IFC Capital Trust V, a wholly-owned statutory business trust subsidiary created under the laws of Delaware. In connection with the issuance of the trust preferred securities, we sold an equivalent amount of subordinated debentures to the trust. These subordinated debentures will mature in 2031, with an option to call them at par after five years. The securities are held on the balance sheet at December 31, 2001, net of $0.9 million of capitalized issuance costs. The cumulative dividend rate payable on the trust preferred securities and the subordinated debentures is 9.95%, payable semiannually on June 8 and December 8 of each year. These funds are considered Tier 1 qualifying capital.

NOTE 13 -- COMMITMENTS AND CONTINGENCIES

     Our subsidiary, Irwin Mortgage Corporation is a defendant in a class action lawsuit in the United States District Court for the northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage's payment of broker fees to mortgage brokers. A second suit was filed September, 2001 seeking consolidation with this case. In July, 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find Irwin Mortgage summarily liable for violating RESPA. Irwin Mortgage filed a motion in opposition and these motions are now pending before the district court.

     In November, 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new HUD policy statement that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's class certification ruling and also filed a motion in the district court seeking a stay of further proceedings until the 11th Circuit renders decisions in the other three RESPA cases pending before it. The Supreme Court denied

Irwin Mortgage's petition. On March 8, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case.

     At this stage of the litigation we are unable to determine the outcome or a reasonable estimate of potential loss. However, we expect that an adverse outcome in this lawsuit could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for this case or for the second suit that seeks consolidation with this one. The second case, which seeks class action status and contains allegations similar to those in the first case, has been stayed until the 11th Circuit renders decisions in the other three RESPA cases pending before it. An adverse outcome in the second case could cause the company to suffer material losses.

     In January, 2001, we and two subsidiaries, Irwin Leasing Corporation (formerly Affiliated Capital Corp.) and Irwin Equipment Finance Corporation, our indirect and direct subsidiaries, respectively (for purposes of this paragraph, the Irwin companies), were served as defendants in an action filed in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatment using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing us and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. We have not established any reserves for this case. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer.

     In May, 2001, Irwin Union Bank and Trust and Irwin Home Equity, our direct and indirect subsidiaries, respectively (for purposes of this paragraph, Irwin), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001, the Court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs have appealed. We have not established any reserves for this case. If arbitration is ultimately upheld, we do not expect to suffer material loss in this case.

     In an amended complaint, our subsidiary Irwin Union Bank and Trust was named in place of our indirect subsidiary, Irwin Home Equity, as a defendant in a suit originally filed in July, 2001 in the U.S. District Court for the District of Massachusetts. The suit relates to a loan purchased by Irwin Union Bank and Trust and serviced by Irwin Home Equity. The plaintiff alleges that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The suit also requests that the court certify a plaintiff class in this action. Irwin Union Bank and Trust filed an answer to the amended complaint denying plaintiff's allegations. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer. We have not established any reserves for this case.

     On January 25, 2002, a jury awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including our subsidiary Irwin Mortgage, in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiffs alleged that a home rehabilitation company defrauded them by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Prior to the outcome of the jury trial, we had no reserves for this case. On February 6, 2002, plaintiffs filed a petition for attorney's fees. On the same date, Irwin Mortgage filed post-trial motions for judgment notwithstanding the verdict, new trial and/or remittitur, which is a request for the court to reduce the amount of damages awarded by the jury. If the court denies Irwin's post-trial motion, Irwin plans to appeal and will continue to defend this case vigorously.

     We and our subsidiaries are from time to time engaged in various matters of litigation including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position, results of operations, or cash flows, except as described above. Reserves have been established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

NOTE 14 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     In the normal course of business we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet.

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2001, were $157.6 million. These loan commitments include $120.8 million of floating rate loan commitments and $36.8 million of fixed rate loan commitments related to commercial banking activities. We had approximately $26.1 million and $14.6 million in irrevocable standby letters of credit outstanding at December 31, 2001 and 2000, respectively.

NOTE 15 -- DERIVATIVE FINANCIAL INSTRUMENTS

     Financial derivatives are used as part of the overall asset/liability management process. These instruments are used to manage risk-related to changes in interest and foreign currency fluctuations. Our portfolio of derivative financial instruments generally consist of forward contracts and interest rate lock commitments relating to mortgage banking activities, financial futures contracts, interest rate caps, forward foreign exchange contracts, and interest rate swaps.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2001, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of these contracts (which does not represent the amount at risk) totaled $646.7 million and $308.2 million at December 31, 2001 and 2000, respectively. The basis of the hedged closed loans is adjusted for changes in value associated with the risk being hedged. We value these contracts at period end based upon the current secondary market value of securities with similar characteristics. The carrying amount and fair value of these derivatives at December 31, 2001 was $0.7 million. Hedge ineffectiveness recorded in gains from sales of loans related to these hedging activities was immaterial. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At December 31, 2001, we had a notional amount of rate lock commitments outstanding totaling $326.5 million with a fair value of $0.9 million. Changes in fair value of these derivatives are recorded in earnings.

     Financial futures contracts or interest rate floors are used periodically to hedge the value of servicing assets against declining interest rates which increase prepayment activity and decrease the value of the servicing asset. To the extent that interest rates increase, the value of servicing assets increases while the value of these derivative instruments declines. As of December 31, 2001, our servicing asset derivative instruments had a positive fair value of $17.5 million on a notional amount of $17.4 billion.

     Derivative instruments are also used to protect the value of residual interests. Interest rate caps are used when interest on securitized loans is received at a fixed rate and paid to mortgage backed security holders at a variable rate of interest. As interest rates change, the value of the residual interests and interest rate caps move in opposite directions. At December 31, 2001, the carrying value of the interest rate caps was $0.1 million and the notional amount was $16.9 million.

     We enter into foreign currency contracts to protect the value of intercompany loans made to Onset, our Canadian leasing company, against changes in the exchange rate. We had a notional amount of $38.1 million in forward contracts outstanding as of December 31, 2001.

     The Canadian leasing company uses interest rate swaps to neutralize repricing risk associated with its funding source. At December 31, 2001, we had two interest rate swaps with a notional value of $16.0 million and $14.3 million. The interest rate swaps amortize on a schedule that is designed to match the principal pay down of the loan portfolio and have a final maturity of May 25, 2004. We can reduce the notional value of the swaps by up to 10% if prepayments on the loans are greater than originally anticipated.

NOTE 16 -- REGULATORY MATTERS

     Irwin Financial and our bank subsidiaries, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines, Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B., must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier 1 capital to average assets (as defined). We believe, as of December 31, 2001, that we have met all capital adequacy requirements to which we are subject.

     As of December 31, 2001, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B., must exceed minimum total risk-based, Tier 1 risk-based, and Tier 1 capital to average assets ratios. There have been no conditions or events subsequent to December 31, 2001 that we believe have changed our being well capitalized.

     The actual capital amounts and ratios of Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. are presented in the following table:

                                                              ADEQUATELY              WELL
                                           ACTUAL             CAPITALIZED          CAPITALIZED
                                      -----------------    -----------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                      --------    -----    --------    -----    --------    -----
                                                            (IN THOUSANDS)
AS OF DECEMBER 31, 2001:
Total Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......  $468,337    10.8%    $346,408     8.0%    $433,010    10.0%
  Irwin Union Bank and Trust........   363,735    10.8      268,663     8.0      335,829    10.0
  Irwin Union Bank, F.S.B...........    17,135    34.8        3,939     8.0        4,923    10.0
Tier 1 Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......   295,021     6.8      173,204     4.0      259,806     6.0
  Irwin Union Bank and Trust........   342,153    10.2      134,332     4.0      201,497     6.0
  Irwin Union Bank, F.S.B...........    17,074    34.7          N/A                2,954     6.0
Tier 1 Capital (to Average Assets):
  Irwin Financial Corporation.......   295,021     9.4      126,091     4.0      157,613     5.0
  Irwin Union Bank and Trust........   342,153    10.9      125,344     4.0      156,680     5.0
Core Capital (to Adjusted Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    17,074     9.4        7,293     4.0        9,117     5.0
Tangible Capital (to Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    17,074     9.4        2,735     1.5          N/A
AS OF DECEMBER 31, 2000:
Total Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......  $384,144    12.9%    $226,153     8.0%    $282,691    10.0%
  Irwin Union Bank and Trust........   283,611    10.3      220,180     8.0      275,225    10.0
  Irwin Union Bank, F.S.B...........     6,636    105.9         501     8.0          627    10.0
Tier 1 Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......   250,825     8.4      113,076     4.0      169,614     6.0
  Irwin Union Bank and Trust........   271,037     9.9      110,090     4.0      165,135     6.0
  Irwin Union Bank, F.S.B...........     6,636    105.9         N/A                  376     6.0
Tier 1 Capital (to Average Assets):
  Irwin Financial Corporation.......   250,825    12.4       80,823     4.0      101,028     5.0
  Irwin Union Bank and Trust........   271,037    12.7       85,600     4.0      106,999     5.0
Core Capital (to Adjusted Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    12,738    51.9          510     4.0          637     5.0
Tangible Capital (to Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    12,738    51.9          191     1.5          N/A

                                                              ADEQUATELY              WELL
                                           ACTUAL             CAPITALIZED          CAPITALIZED
                                      -----------------    -----------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                      --------    -----    --------    -----    --------    -----
                                                            (IN THOUSANDS)
AS OF DECEMBER 31, 1999:
Total Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......  $246,183    13.5%     145,891     8.0%     182,363    10.0%
  Irwin Union Bank and Trust........   144,305    10.0      115,295     8.0      144,119    10.0
Tier 1 Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......   207,627    11.4       72,945     4.0      109,418     6.0
  Irwin Union Bank and Trust........   136,864     9.5       57,647     4.0       86,471     6.0
Tier 1 Capital (to Average Assets):
  Irwin Financial Corporation.......   207,627    12.8       65,046     4.0       81,307     5.0
  Irwin Union Bank and Trust........   136,864    11.0       50,349     4.0       62,936     5.0

NOTE 17 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

     Fair value estimates, methods and assumptions are set forth below for our financial instruments:

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

     Investment securities: Fair values for investment securities were based on quoted market prices when available. For securities that had no quoted market prices, fair values were estimated by discounting future cash flows using current rates on similar securities.

     Forward contract commitments: The unrealized gains and losses of forward contract commitments is based on the difference between the settlement values of those commitments and the quoted market values of the underlying securities.

     Derivative instruments: The carrying amounts reported in the balance sheet for derivative instruments approximate those assets' fair values. The estimated fair values of derivative instruments are determined using methodologies discussed in Note 15.

     Loan commitments -- commercial bank: No value is assigned for unfunded commitments as these primarily represent commitments to land at market rates tied to short term indices.

     The estimated fair values of our financial instruments at December 31, are as follows:

                                                     2001                            2000
                                         ----------------------------    ----------------------------
                                          CARRYING     ESTIMATED FAIR     CARRYING     ESTIMATED FAIR
                                           AMOUNT          VALUE           AMOUNT          VALUE
                                         ----------    --------------    ----------    --------------
                                                                (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents..............  $  158,291      $  158,291      $   83,493      $   83,493
Interest-bearing deposits with
  financial institutions...............      14,247          14,257          36,400          36,442
Trading assets.........................     216,684         216,684         154,921         154,921
Investment securities..................      38,796          38,937          37,095          37,163
Loans held for sale....................     503,757         505,076         579,788         579,788
Loans, net of unearned discount........   1,871,135       1,919,336       1,078,604       1,145,129
Servicing asset........................         257             257
FINANCIAL LIABILITIES:
Deposits...............................   2,309,018       2,296,929       1,443,330       1,452,024
Short-term borrowings..................     487,963         488,361         475,502         478,342
Long-term debt.........................      29,654          30,334          29,608          30,597
Company-obligated mandatorily
  redeemable preferred securities of
  subsidiary trust.....................     190,948         208,102         147,167         157,681

                                                       2001                          2000
                                            --------------------------    --------------------------
                                            NOTIONAL    ESTIMATED FAIR    NOTIONAL    ESTIMATED FAIR
                                             AMOUNT         VALUE          AMOUNT         VALUE
                                            --------    --------------    --------    --------------
OFF BALANCE SHEET:
Loan commitments -- commercial bank......   $157,576         $ --         $ 36,521         $ --
Interest rate lock commitments(1)........        N/A          N/A          643,289           --
Standby letters of credit................     22,661           --           14,649           --
Forward contract commitments(1)..........        N/A          N/A          308,208          704

---------------

(1) Due to the adoption of SFAS 133, these commitments are considered derivatives and are included on balance sheet at December 31, 2001.

     The fair value estimates consider relevant market information when available. Because no market exists for a significant portion of our financial instruments, fair value estimates are determined based on present value of estimated cash flows and consider various factors, including current economic conditions and risk characteristics of certain financial instruments. Changes in factors, or the weight assumed for the various factors, could significantly affect the estimated values.

     The fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of our long-term relationships with depositors and the benefit that results from the low cost funding provided by deposit liabilities. In addition, significant assets which were not considered financial instruments and were therefore not a part of the fair value estimates include lease receivables, and premises and equipment.

NOTE 18 -- SHAREHOLDERS' EQUITY

     We have a stock plan that provides up to 300,000 shares to be used to compensate Business Development Board members of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. As of December 31, 2001 and 2000, 8,071 shares and 7,378 shares were issued at a weighted average price of $22.13 and $16.17, respectively.

     We also have a stock plan to compensate our Directors with our common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of our common stock. In 2001 and 2000, respectively, we granted 5,466 and 8,678 shares under the 1999 plan at a weighted average fair value of $21.89 and $19.63. In addition, we have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

     We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 2,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan For all plans, the exercise price of each option, which has a ten-year life and a vesting period of four years beginning the year granted, is equal to the market price of our stock on the grant date. Vested outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. In 2001, we awarded 3,952 shares of common stock in restricted stock grants at a weighted average fair value of $25.30 through this plan.

     Activity in the above plans for 2001, 2000, and 1999 is summarized as follows:

                                        2001                         2000                         1999
                             --------------------------   --------------------------   --------------------------
                                           WEIGHTED-                    WEIGHTED-                    WEIGHTED-
                             NUMBER OF      AVERAGE       NUMBER OF      AVERAGE       NUMBER OF      AVERAGE
                              SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE
                             ---------   --------------   ---------   --------------   ---------   --------------
Outstanding at the
  beginning of the year....  1,616,259       $13.37       1,328,090       $12.50       1,257,050       $ 9.68
  Granted..................    416,197        22.13         351,934        16.67         216,155        24.02
  Exercised................   (329,053)        5.25         (32,400)        5.56        (137,600)        4.19
  Canceled.................    (19,095)       20.87         (31,365)       21.60          (7,515)       24.59
                             ---------                    ---------                    ---------
Outstanding at the of the
  year.....................  1,684,308        17.04       1,616,259        13.37       1,328,090        12.50
                             =========                    =========                    =========
Exercisable at the end of
  the year.................  1,162,817       $15.46       1,210,356       $11.30       1,045,659       $ 9.64
                             =========                    =========                    =========

     The table below shows options outstanding and exercisable by price range as of December 31, 2001:

                                                OPTIONS OUTSTANDING                           OPTIONS EXERCISABLE
                                ----------------------------------------------------   ---------------------------------
                                                       WEIGHTED
                                     NUMBER            AVERAGE           WEIGHTED           NUMBER           WEIGHTED
           RANGE OF               OUTSTANDING         REMAINING          AVERAGE         EXERCISABLE         AVERAGE
       EXERCISE PRICES          AS OF 12/31/2001   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF 12/31/2001   EXERCISE PRICE
------------------------------  ----------------   ----------------   --------------   ----------------   --------------
$ 5.53 - $10.66...............       454,343             3.35             $ 8.27            454,343           $ 8.27
$13.69 - $16.50...............       220,111             6.07             $14.03            194,853           $13.89
$16.97 - $21.28...............       311,401             8.37             $17.26            153,731           $17.18
$21.38 - $23.97...............       357,388             9.15             $21.83            106,737           $22.13
$24.09 - $28.56...............       341,065             7.39             $25.44            253,153           $25.71
                                   ---------             ----             ------          ---------           ------
$ 5.53 - $28.56...............     1,684,308             6.68             $17.04          1,162,817           $15.46

     The fair value of each option was estimated to be $11.43, $9.32, and $10.97 on the date of the grant using the binomial option-pricing model with the following assumptions for 2001, 2000, and 1999, respectively: risk free interest rates of 5.22%, 6.13%, and 5.20%; dividend yield of 1.00% for 2001 and 2000, and 0.83% for 1999; and volatility of 40% for 2001 and 2000, and 28.7% for 1999.

     We have not recognized compensation cost for the three non-qualified and incentive stock option plans or the Employee Stock Purchase Plan. Had compensation cost been determined based on the fair value at the grant dates, our net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                               2001       2000       1999
                                                              -------    -------    -------
                                                                     (IN THOUSANDS)
Net income
  As reported...............................................  $45,516    $35,666    $33,156
  Pro forma.................................................   43,629     34,365     32,176
Basic earnings per share
  As reported...............................................     2.15       1.70       1.54
  Pro forma.................................................     2.06       1.64       1.49
Diluted earnings per share
  As reported...............................................     2.00       1.67       1.51
  Pro forma.................................................     1.90       1.61       1.49

NOTE 19 -- EARNINGS PER SHARE

     Earnings per share calculations are summarized as follow:

                                                    BASIC     EFFECT OF   EFFECT OF    EFFECT OF     DILUTED
                                                  EARNINGS      STOCK     PREFERRED   CONVERTIBLE   EARNINGS
                                                  PER SHARE    OPTIONS     SHARES       SHARES      PER SHARE
                                                  ---------   ---------   ---------   -----------   ---------
                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2001
  Net income before cumulative effect of change
     in accounting principle....................   $45,341     $   --      $   --       $2,801       $48,142
  Shares........................................    21,175        292          96        2,610        24,173
                                                   -------     ------      ------       ------       -------
  Per-Share Amount..............................      2.14      (0.03)      (0.01)       (0.11)         1.99
                                                   -------     ======      ======       ======       -------
  Cumulative effect of change in accounting
     principle..................................       175                                               175
                                                   -------                                           -------
  Per-Share Amount..............................      0.01                                              0.01
                                                   -------                                           -------
  Net income....................................    45,516                                            48,317
                                                   -------                                           -------
  Per-Share Amount..............................   $  2.15                                           $  2.00
                                                   =======                                           =======
2000
  Net income....................................   $35,666     $   --      $   --       $  295       $35,961
  Shares........................................    20,973        281          78          261        21,593
                                                   -------     ------      ------       ------       -------
  Per-Share Amount..............................   $  1.70     $(0.02)     $(0.01)      $   --       $  1.67
                                                   =======     ======      ======       ======       =======
1999
  Net income....................................   $33,156     $   --                                $33,156
  Shares........................................    21,530        356         N/A          N/A        21,886
                                                   -------     ------                                -------
  Per-Share Amount..............................   $  1.54     $(0.03)                               $  1.51
                                                   =======     ======                                =======

     In 2001, 562,764 shares related to stock options were not included in the dilutive earnings per share calculation because they were antidilutive.

NOTE 20 -- INCOME TAXES

     Income tax expense is summarized as follows:

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
CURRENT:
  Federal...................................................  $ 2,578   $ 1,374   $ 3,251
  State.....................................................     (199)      600       687
                                                              -------   -------   -------
                                                                2,379     1,974     3,938
                                                              =======   =======   =======
DEFERRED:
  Federal...................................................   22,876    18,000    14,580
  State.....................................................    3,369     3,702       963
                                                              -------   -------   -------
                                                               26,245    21,702    15,543
                                                              =======   =======   =======
INCOME TAX EXPENSE:
  Federal...................................................   25,454    19,374    17,831
  State.....................................................    3,170     4,302     1,650
                                                              -------   -------   -------
                                                              $28,624   $23,676   $19,481
                                                              =======   =======   =======

     Our net deferred tax liability, which is included in other liabilities on the consolidated balance sheet, consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage servicing..........................................  $(83,974)  $(48,912)
Deferred securitization income..............................   (43,023)   (34,438)
Loan and lease loss reserve.................................    13,499      4,958
Deferred origination fees and costs.........................     2,090      1,786
Deferred compensation.......................................     7,779      5,097
Retirement benefits.........................................       310      1,155
Fixed assets................................................    (3,096)    (1,919)
Net operating loss carryforwards............................     6,001         --
Other, net..................................................     2,075        179
                                                              --------   --------
Net deferred tax liability..................................  $(98,339)  $(72,094)
                                                              ========   ========

     At December 31, 2001, we have a deferred tax asset of $6.0 million relating to net operating loss carry forwards. These loss carryforwards, if not utilized, expire beginning in 2020.

     A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

                                                               2001      2000      1999
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Income taxes computed at the statutory rate.................  $25,765   $20,770   $18,423
Increase (decrease) resulting from:
  Nontaxable interest from investment securities and
     loans..................................................     (141)     (136)     (410)
  State franchise tax, net of federal benefit...............    2,060     2,796     2,121
  Change in deferred tax asset or liability resulting from
     tax rate change........................................       --        --    (1,055)
  Other items -- net........................................      940       246       402
                                                              -------   -------   -------
                                                              $28,624   $23,676   $19,481
                                                              =======   =======   =======

NOTE 21 -- EMPLOYEE RETIREMENT PLANS

     We have a contributory retirement and savings plan that covers all employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees may contribute up to 14% of their compensation to the plan which is matched by 60% by us up to 5% of the employee's compensation.

     The matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The expense to match employee contributions for the years ended December 31, 2001, 2000 and 1999 was approximately $1.0 million, $1.1 million and $1.0 million, respectively.

     We have a defined benefit plan covering eligible employees of adopting subsidiaries. The benefits are based on years of service and the employees' compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Plan assets are primarily invested in corporate and U.S. bonds, mutual funds and cash equivalents. The mutual funds are invested primarily in common stocks and bonds.

     The following table sets forth amounts recognized in our balance sheet:

                                                                DECEMBER 31,
                                                              -----------------
                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Funded status...............................................  $(2,140)  $(2,775)
Unrecognized prior service cost.............................      131       156
Unrecognized net actuarial loss.............................    5,287     2,578
Adjustment for minimum liability............................       --      (800)
                                                              -------   -------
Accrued pension cost........................................  $ 3,278   $  (841)
                                                              =======   =======
Weighted average assumptions:
  Discount rate.............................................     7.00%     7.25%
  Return on plan assets.....................................     8.50%     8.50%
  Rate of compensation increase
     Bank Employees.........................................     3.75%     3.75%
     All Other Employees....................................     4.00%     4.00%

     A reconciliation of the change in projected benefit obligation and plan assets is presented below:

                                                               2001      2000
                                                              -------   -------
                                                               (IN THOUSANDS)
Benefit obligation at January 1,............................  $13,441   $10,531
Service cost................................................      750       623
Interest cost...............................................      971       819
Actuarial loss..............................................      669     1,811
Benefits paid...............................................     (330)     (343)
                                                              -------   -------
Benefit obligation at December 31,..........................  $15,501   $13,441
                                                              =======   =======
Fair value plan assets at January 1,........................  $10,666   $11,602
Actual return on plan assets................................   (1,275)   (1,135)
Benefits paid...............................................     (330)     (343)
Employer contributions......................................    4,300       542
                                                              -------   -------
Fair value plan assets at December 31,......................  $13,361   $10,666
                                                              =======   =======

     The net pension cost for 2001, 2000 and 1999 included the following components:

                                                              2001     2000     1999
                                                              -----   -------   -----
                                                                  (IN THOUSANDS)
Service cost................................................  $ 750   $   650   $ 627
Interest cost...............................................    971       819     713
Expected return on plan assets..............................   (888)   (1,040)   (906)
Amortization of prior service cost..........................     25        25      25
Amortization of actuarial loss..............................    123        --      --
                                                              -----   -------   -----
Net pension cost............................................  $ 981   $   454   $ 459
                                                              =====   =======   =====

NOTE 22 -- INDUSTRY SEGMENT INFORMATION

     We have five principal segments that provide a broad range of financial services throughout the United States and Canada. The Mortgage Banking line of business originates, sells, and services residential first mortgage loans. The Home Equity Lending line of business originates and services home equity loans. The Commercial Banking line of business provides commercial banking services. The Equipment Leasing line of business leases commercial equipment. The Venture Capital line of business invests in early-stage companies that could transform the way financial services are delivered. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2001, 2000, and 1999:

                              MORTGAGE   HOME EQUITY   COMMERCIAL   EQUIPMENT   VENTURE
                              BANKING      LENDING      BANKING      LEASING    CAPITAL     OTHER     CONSOLIDATED
                              --------   -----------   ----------   ---------   --------   --------   ------------
                                                                 (IN THOUSANDS)
2001
Net interest income.........  $ 30,959    $ 60,706     $  43,293    $  2,584    $   (404)  $ (7,494)   $  129,644
Intersegment interest.......      (667)     (1,272)         (194)        (42)         --      2,175    $       --
Other revenue...............   199,169      64,984        14,789       1,695     (10,482)     1,236    $  271,391
Intersegment revenues.......        --          --           210          --         630       (840)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Total net revenues......   229,461     124,418        58,098       4,237     (10,256)    (4,923)      401,035
Other expense...............   166,233      96,776        40,923       8,938         661     13,889    $  327,420
Intersegment expenses.......     1,391         562         2,577          --          --     (4,530)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Net income before
      taxes.................    61,837      27,080        14,598      (4,701)    (10,917)   (14,282)       73,615
Income taxes................    23,912      10,832         5,680          --      (4,368)    (7,432)   $   28,624
                              --------    --------     ----------   --------    --------   --------    ----------
    Income before minority
      interest..............    37,925      16,248         8,918      (4,701)     (6,549)    (6,850)       44,991
Minority interest...........                                             307                     43           350
                              --------    --------     ----------   --------    --------   --------    ----------
    Income before cumulative
      effect of change in
      accounting
      principle.............    37,925      16,248         8,918      (4,394)     (6,549)    (6,807)       45,341
Cumulative effect of change
  in accounting principle...       175                                                                        175
                              --------    --------     ----------   --------    --------   --------    ----------
Net income (loss)...........  $ 38,100    $ 16,248     $   8,918    $ (4,394)   $ (6,549)  $ (6,807)   $   45,516
                              ========    ========     ==========   ========    ========   ========    ==========
Assets at December 31,......  $926,946    $602,226     $1,648,294   $266,670    $  7,421   $(11,597)   $3,439,960
                              ========    ========     ==========   ========    ========   ========    ==========

                              MORTGAGE   HOME EQUITY   COMMERCIAL   EQUIPMENT   VENTURE
                              BANKING      LENDING      BANKING      LEASING    CAPITAL     OTHER     CONSOLIDATED
                              --------   -----------   ----------   ---------   --------   --------   ------------
                                                                 (IN THOUSANDS)
2000
Net interest income.........  $ 18,477    $ 36,921     $  35,774    $  1,737    $   (597)  $ (6,719)   $   85,593
Intersegment interest.......    (2,719)     (1,789)         (295)        (54)         (1)     4,858    $       --
Other revenue...............   125,174      68,315        11,808         799       5,146        469    $  211,711
Intersegment revenues.......        --          --           166          --         420       (586)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Total net revenues......   140,932     103,447        47,453       2,482       4,968     (1,978)      297,304
Other expense...............   117,188      71,479        33,327       5,024         431     10,513    $  237,962
Intersegment expenses.......     2,199       1,144         2,446          21          --     (5,810)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Net income before
      taxes.................    21,545      30,824        11,680      (2,563)      4,537     (6,681)       59,342
Income taxes................     8,539      12,330         4,590          --       1,814     (3,597)   $   23,676
                              --------    --------     ----------   --------    --------   --------    ----------
    Net income (loss).......  $ 13,006    $ 18,494     $   7,090    $ (2,563)   $  2,723   $ (3,084)   $   35,666
                              ========    ========     ==========   ========    ========   ========    ==========
Assets at December 31,......  $523,920    $550,526     $1,167,559   $159,773    $ 15,198   $  5,453    $2,422,429
                              ========    ========     ==========   ========    ========   ========    ==========
1999
Net interest income.........  $ 22,984    $ 20,276     $  29,114    $     --    $   (109)  $ (9,587)   $   62,678
Intersegment interest.......    (3,237)     (1,424)           --         (18)         --      4,679    $       --
Other revenue...............   161,020      31,714        11,622          --       1,306     (1,592)   $  204,070
Intersegment revenues.......        --          --           175          --          --       (175)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Total net revenues......   180,767      50,566        40,911         (18)      1,197     (6,675)      266,748
Other expense...............   142,439      34,672        28,024         825          78      8,073    $  214,111
Intersegment expenses.......     2,476         885         1,056          --          --     (4,417)   $       --
                              --------    --------     ----------   --------    --------   --------    ----------
    Net income before
      taxes.................    35,852      15,009        11,831        (843)      1,119    (10,331)       52,637
Income taxes................    12,789       2,403         4,486          --         463       (660)   $   19,481
                              --------    --------     ----------   --------    --------   --------    ----------
    Net income (loss).......  $ 23,063    $ 12,606     $   7,345    $   (843)   $    656   $ (9,671)   $   33,156
                              ========    ========     ==========   ========    ========   ========    ==========
Assets at December 31,......  $549,966    $339,640     $ 789,560    $    543    $  8,096   $ (6,958)   $1,680,847
                              ========    ========     ==========   ========    ========   ========    ==========

NOTE 23 -- IRWIN FINANCIAL CORPORATION (PARENT ONLY) FINANCIAL INFORMATION

     The condensed financial statements of the parent company as of December 31, 2001 and 2000, and for the three years ended December 31, 2001 are presented below:

                            CONDENSED BALANCE SHEET

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
ASSETS:
  Cash and short-term investments...........................  $  1,293    $  1,127
  Investment in bank subsidiary.............................   361,289     277,571
  Investments in non-bank subsidiaries......................   146,336      41,344
  Loans to bank subsidiaries................................    31,000      30,000
  Loans to non-bank subsidiaries............................       556      48,278
  Other assets..............................................     2,342       6,464
                                                              --------    --------
                                                              $542,816    $404,784
                                                              ========    ========
LIABILITIES:
  Short-term borrowings.....................................  $ 71,123    $ 34,346
  Long-term debt............................................   225,349     181,522
  Other liabilities.........................................    14,928      (1,009)
                                                              --------    --------
                                                              $311,400    $214,859
                                                              ========    ========

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2001        2000
                                                              --------    --------
                                                                 (IN THOUSANDS)
SHAREHOLDERS' EQUITY:
  Preferred stock...........................................  $  1,386    $  1,386
  Common stock..............................................    29,965      29,965
  Other shareholders' equity................................   200,065     158,574
                                                              --------    --------
                                                               231,416     189,925
                                                              --------    --------
                                                              $542,816    $404,784
                                                              ========    ========

                         CONDENSED STATEMENT OF INCOME

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                             --------------------------------
                                                               2001        2000        1999
                                                             --------    --------    --------
                                                                      (IN THOUSANDS)
INCOME
  Dividends from non-bank subsidiaries.....................  $    451    $ 87,269    $ 15,500
  Dividends from bank subsidiary...........................    10,000      37,153      14,147
  Interest income..........................................     2,221       4,949       4,800
  Other....................................................     6,555       6,635       3,200
                                                             --------    --------    --------
                                                               19,227     136,006      37,647
                                                             --------    --------    --------
EXPENSES
  Interest expense.........................................    20,069      12,643       9,891
  Salaries and benefits....................................     9,111       7,906       5,398
  Other....................................................     5,874       2,933       2,672
                                                             --------    --------    --------
                                                               35,054      23,482      17,961
                                                             --------    --------    --------
Income before income taxes and equity in undistributed
  income of subsidiaries...................................   (15,827)    112,524      19,686
Income taxes (credits), less amounts charged to
  subsidiaries.............................................   (10,738)     (5,966)    (10,482)
                                                             --------    --------    --------
                                                               (5,089)    118,490      30,168
Equity in undistributed income of subsidiaries.............    50,605     (82,824)      2,988
                                                             --------    --------    --------
          Net income.......................................  $ 45,516    $ 35,666    $ 33,156
                                                             ========    ========    ========

                       CONDENSED STATEMENT OF CASH FLOWS

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                           ----------------------------------
                                                             2001         2000         1999
                                                           ---------    ---------    --------
                                                                     (IN THOUSANDS)
Net income...............................................  $  45,516    $  35,666    $ 33,156
Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in undistributed income of subsidiaries.........    (50,605)      82,824      (2,988)
  Depreciation and amortization..........................        448          505         408
  Increase (decrease) in taxes payable...................     10,130       (1,102)      4,695
  Decrease in interest receivable........................       (360)        (122)       (159)
  Increase (decrease) in interest payable................       (577)         986         763
  Net change in other assets and other liabilities.......      8,268       (4,077)      4,322
                                                           ---------    ---------    --------
          Net cash provided by operating activities......     12,820      114,680      40,197
                                                           ---------    ---------    --------
Lending and investing activities:
  Net decrease (increase) in loans to subsidiaries.......     46,722        7,245     (25,302)
  Investments in subsidiaries............................   (138,314)    (172,409)    (39,122)
  Net sales of premises and equipment....................         72          314         286
                                                           ---------    ---------    --------
          Net cash used by lending and investing
            activities...................................    (91,520)    (164,850)    (64,138)
                                                           ---------    ---------    --------
Financing activities:
  Net increase (decrease) in borrowings..................     36,777      (46,398)     13,778
  Proceeds from long-term debt...........................     45,000      102,260      30,000
  Issuance of preferred stock............................         --        1,386          --
  Purchase of treasury stock.............................     (3,223)      (3,414)    (18,314)
  Proceeds from sale of stock for employee benefit
     plans...............................................      5,834        1,866       2,608
  Dividends paid.........................................     (5,520)      (5,038)     (4,287)
                                                           ---------    ---------    --------
          Net cash provided by financing activities......     78,868       50,662      23,785
                                                           ---------    ---------    --------
  Net increase in cash and cash equivalents..............        168          492        (156)
  Effect of exchange rate changes on cash................         (2)          (8)         --
  Cash and cash equivalents at beginning of year.........      1,127          643         799
                                                           ---------    ---------    --------
  Cash and cash equivalents at end of year...............  $   1,293    $   1,127    $    643
                                                           =========    =========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
     Interest............................................  $  20,646    $  11,657    $  9,056
                                                           =========    =========    ========
     Income taxes........................................  $   5,235    $  13,769    $ 14,328
                                                           =========    =========    ========

NOTE 24 -- SUBSEQUENT EVENT

     In February 2002, we successfully completed a public offering that raised $82.2 million, net of expenses, on the sale of 6,210,000 shares of common stock.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     See our Current Report on Form 8-K dated June 29, 2001, with respect to disclosures required by this item.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information contained in our proxy statement for the 2002 Annual Meeting of Shareholders under the caption "Election of Directors" on pages 4 through 7, inclusive, is incorporated herein by reference in response to this item. See also the "Executive Officers" section in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in our proxy statement for the 2002 Annual Meeting of Shareholders under the captions "Election of Directors -- Outside Director Compensation," "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation" and "Board Compensation Committee Report on Executive Compensation" on pages 9 through 19, inclusive, is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained in our proxy statement for the 2002 Annual Meeting of Shareholders under the captions "Voting Securities and Principal Holders" and "Security Ownership of Management" on pages 2 and 3, inclusive, is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in our proxy statement for the 2002 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" on pages 20 through 23, inclusive, is incorporated herein by reference in response to this item.

                                    PART IV

ITEM 14.

3.  Exhibits

    A. Exhibits to Form 10-K

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Articles of Incorporation of Irwin Financial
           Corporation. (Incorporated by reference to Exhibit 3(a) to
           Form 10-K Report for year ended December 31, 2000, File No.
           0-06835.)

 3.2 Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001.
           (Incorporated by reference to Exhibit 3(b) to Form 10-K
           Report for year ended December 31, 2000, File No. 0-06835.)

 3.3       Code of By-laws of Irwin Financial Corporation.
           (Incorporated by reference to Exhibit 3 to Form 10-Q for period ended March 31, 2001, File No. 0-06835.)

 4.1 Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended
           December 31, 1994, File No. 0-06835.)

 4.2 Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

 4.3       Rights Agreement, dated as of March 1, 2001, between Irwin
           Financial Corporation and Irwin Union Bank and Trust.
           (Incorporated by reference to Exhibit 4.1 to Form 8-A filed
           March 2, 2001, File No. 0-06835.)

 4.4       Appointment of Successor Rights Agent dated as of May 11,
           2001 between Irwin Financial Corporation and National City
           Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1 *Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December
           31, 1991, File No. 0-06835.)

10.2       *Irwin Financial Corporation 1992 Stock Option Plan.
           (Incorporated by reference to Exhibit 10(h) to Form 10-K
           Report for year ended December 31, 1992, File No. 0-06835.)

10.3       *Irwin Financial Corporation 1997 Stock Option Plan.
           (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)

10.4       *Amendment to Irwin Financial Corporation 1997 Stock Option
           Plan. (Incorporated by reference to Exhibit 10(i) to Form
           10-Q Report for period ended June 30, 1997, File No.
           0-06835.)

10.5 *Irwin Financial Corporation 2001 Stock Plan. (Incorporated by reference to Exhibit 10.18 to Form S-1/A filed February
           14, 2002, File No. 333-69586.)

10.6       *Amended Irwin Financial Corporation Outside Directors
           Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.7       *Irwin Financial Corporation Outside Directors Restricted
           Stock Compensation Plan. (Incorporated by reference to
           Exhibit 10(i) to Form 10-K Report for year ended December
           31, 1995, File No. 0-06835.)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.8       *1999 Outside Director Restricted Stock Compensation Plan.
           (Incorporated by reference to Exhibit 10(b) to Form 10-Q
           Report for period ended June 30, 1999, File No. 0-06835.)

10.9       *Irwin Financial Corporation Employees' Stock Purchase Plan.
           (Incorporated by reference to Exhibit 10(d) to Form 10-K
           Report for year ended December 31, 1991, File No. 0-06835.)

10.10 *Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December
           31, 1994, File No. 0-06835.)

10.11 *Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.12 *Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.13 *Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.14      *Inland Mortgage Corporation Long-Term Incentive Plan.
           (Incorporated by reference to Exhibit 10(j) to Form 10-K
           Report for year ended December 31, 1995, File No. 0-06835.)

10.15 *Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.16      *Limited Liability Company Agreement of Irwin Ventures LLC.
           (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A
           Report for period ended March 31, 2001, File No. 0-06835.)

10.17      *Limited Liability Company Agreement of Irwin Ventures
           Co-Investment Fund LLC, effective as of April 20, 2001.
           (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18      *Irwin Home Equity Corporation Shareholder Agreement and
           Amendments. (Incorporated by reference to Exhibit 10(b) to Form 10-Q/A Report for period ended March 31, 2001, File No.
           0-06835.)

10.19 *Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File
           No. 333-69586.)

10.20      *Consumer Pledge Agreement dated January 30, 2002 between
           Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February
           14, 2002, File No. 333-69586.)

11.1       Computation of Earnings Per Share.

12.1       Computation of Ratio of Earnings to Fixed Charges.

21.1 Subsidiaries of Irwin Financial Corporation. (Incorporated by reference to Exhibit 21.1 to Form S-1/A filed February
           14, 2002, File No. 333-69586.)

23.1       Consent of Independent Accountants.

---------------

* Indicates management contract or compensatory plan or arrangement.

     B. Reports on Form 8-K:


       8-K    October 18, 2001   Attaching news release announcing third quarter earnings.
       8-K    October 19, 2001   Attaching news release announcing fourth quarter dividend.
       8-K/A  November 1, 2001   Amendment to 8-K filed 10-18-01 correcting and updating
                                 certain income statement and balance sheet items.
       8-K    November 20, 2001  Attaching news release announcing plans to address anticipated new regulations on residual interests.
       8-K    December 3, 2001   Attaching news release announcing sale of home equity
                                 residual interest.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          IRWIN FINANCIAL CORPORATION

Date: March 20, 2002                                                          By: /s/ WILLIAM I. MILLER
                                                                 ----------------------------------------------------
                                                                                  William I. Miller,
                                                                                Chairman of the Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

                                                                 CAPACITY WITH
                      SIGNATURE                                   CORPORATION                        DATE
                      ---------                                  -------------                       ----

                  /s/ SALLY A. DEAN                     Director                                March 20, 2002
-----------------------------------------------------
                    Sally A. Dean

                /s/ DAVID W. GOODRICH                   Director                                March 20, 2002
-----------------------------------------------------
                  David W. Goodrich

                 /s/ JOHN T. HACKETT                    Director                                March 20, 2002
-----------------------------------------------------
                   John T. Hackett

                /s/ WILLIAM H. KLING                    Director                                March 20, 2002
-----------------------------------------------------
                  William H. Kling

              /s/ BRENDA J. LAUDERBACK                  Director                                March 20, 2002
-----------------------------------------------------
                Brenda J. Lauderback

              /s/ JOHN C. MCGINTY, JR.                  Director                                March 20, 2002
-----------------------------------------------------
                 John C. McGinty, Jr

                /s/ WILLIAM I. MILLER                   Director, Chairman of the Board         March 20, 2002
-----------------------------------------------------     (Principal Executive Officer)
                  William I. Miller

                  /s/ JOHN A. NASH                      Director, Chairman of the               March 20, 2002
-----------------------------------------------------     Executive Committee
                    John A. Nash

                 /s/ LANCE R. ODDEN                     Director                                March 20, 2002
-----------------------------------------------------
                   Lance R. Odden

                /s/ THEODORE M. SOLSO                   Director                                March 20, 2002
-----------------------------------------------------
                  Theodore M. Solso

               /s/ GREGORY F. EHLINGER                  Senior Vice President                   March 20, 2002
-----------------------------------------------------     (Principal Financial Officer)
                 Gregory F. Ehlinger

                /s/ JODY A. LITTRELL                    Vice President and Controller           March 20, 2002
-----------------------------------------------------     (Principal Accounting
                  Jody A. Littrell                        Officer)