Form 10-Q
period 2002-03-31
IRWIN FINANCIAL CORPORATION
filed 2002-05-14
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

____________________________________________________________________

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

Yes __X__ No _____

As of May 10, 2002, there were outstanding 27,556,990 common shares, no par value, of the Registrant.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)
(In thousands, except for shares)	March 31,	December 31,
Assets:	2002	2001
Cash and cash equivalents	$ 122,857	$ 158,291
Interest-bearing deposits with financial institutions	17,011	14,247
Trading assets	191,124	199,071
Investment securities (Market value: $37,590 in 2002 and $38,937 in 2001) - Note 2	37,519	38,796
Loans held for sale	487,472	502,087
Loans and leases, net of unearned income - Note 3	2,277,846	2,137,747
Less: Allowance for loan and lease losses - Note 4	(30,335)	(22,283)
	2,247,511	2,115,464
Servicing assets - Note 5	260,615	228,624
Accounts receivable	33,693	41,996
Accrued interest receivable	13,855	14,063
Premises and equipment	34,493	34,988
Other assets	97,119	100,066
Total assets	$ 3,543,269	$ 3,447,693
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$ 456,126	$ 533,983
Interest-bearing	902,788	889,448
Certificates of deposit over $100,000	899,083	885,587
	2,257,997	2,309,018
Short-term borrowings - Note 6	540,251	487,963
Long-term debt	30,000	30,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	198,500	198,500
Other liabilities	193,281	189,889
Total liabilities	3,220,029	3,215,370

Commitments and contingencies - Note 7
Minority interest	735	658

Shareholders' equity
Preferred stock, no par value - authorized 4,000,000 shares; issued
96,336 shares as of March 31, 2002 and December 31, 2001	1,386	1,386
Common stock, no par value - authorized 40,000,000 shares;
issued 29,612,080 and 23,402,080 shares as of March 31, 2002 and December 31, 2001, respectively; including 2,069,980 and 2,096,947 shares in treasury as of March 31,
2002 and December 31, 2001, respectively	112,336	29,965
Additional paid-in capital	4,444	4,426
Deferred compensation	(360)	(449)
Accumulated other comprehensive loss, net of deferred income tax
benefit of $279 and $130 in 2002 and 2001, respectively	(419)	(325)
Retained earnings	249,812	241,725
	367,199	276,728
Less treasury stock, at cost	(44,694)	(45,063)
Total shareholders' equity	322,505	231,665
Total liabilities and shareholders' equity	$ 3,543,269	$ 3,447,693

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
For the Three Months Ended
March 31,
(In thousands, except for per share)	2002	2001
Interest income:
Loans and leases	$ 47,191	$ 29,251
Loans held for sale	9,936	22,855
Trading account	9,279	7,160
Investment securities:
Taxable	1,055	1,243
Tax-exempt	57	62
Federal funds sold	19	33
Total interest income	67,537	60,604
Interest expense:
Deposits	14,134	19,053
Short-term borrowings	3,599	8,151
Long-term debt	569	580
Preferred securities distribution	4,820	3,646
Total interest expense	23,122	31,430
Net interest income	44,415	29,174
Provision for loan and lease losses	10,332	1,553
Net interest income after provision for
loan and lease losses	34,083	27,621
Other income:
Loan origination fees	15,539	11,678
Gain from sales of loans	36,496	34,917
Loan servicing fees	18,657	16,052
Amortization and impairment of servicing assets	(3,293)	(7,535)
Net loan administration income	15,364	8,517
Gain (loss) on sale of mortgage servicing assets	(93)	2,092
Trading losses	(7,303)	(10)
Other	(4,095)	4,842
	55,908	62,036
Other expense:
Salaries	38,807	41,283
Pension and other employee benefits	8,714	6,736
Office expense	4,210	3,642
Premises and equipment	8,218	7,428
Marketing and development	601	1,529
Professional Fees	3,146	2,125
Other	10,863	12,139
	74,559	74,882
Income before income taxes	15,432	14,775
Provision for income taxes	6,006	5,779
Income before minority interest	9,426	8,996
Minority interest in losses of subsidiaries	(25)	-
Income before cumulative effect of change in accounting principle	9,451	8,996
Cumulative effect of change in accounting principle, net of tax	495	175
Net income	$ 9,946	$ 9,171

Earnings per share before cumulative effect of change in accounting principle:
Basic	$ 0.39	$ 0.43
Diluted	$ 0.37	$ 0.40
Earnings per share - Note 8
Basic	$ 0.41	$ 0.44
Diluted	$ 0.39	$ 0.41
Dividends per share	$ 0.0675	$ 0.0650

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

			Accumulated
			Other		Additional
(Dollars in thousands)		Retained	Comprehensive	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock	Stock
Balance at January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	9,946	9,946
Unrealized gain on investment
securities net of $20 tax benefit	(29)		(29)
Foreign currency adjustment net of
$4 tax benefit	(6)		(6)
Total comprehensive income	9,911
Deferred compensation	30			30
Cash dividends	(1,859)	(1,859)
Sale of 6,210,000 shares of common stock	82,371					82,371
Tax benefit on stock option exercises	12				12
Treasury stock:
Purchase of 613 shares	(10)							(10)
Sales of 27,580 shares	385	-			6			379
Balance March 31, 2002	$ 322,505	$ 249,812	$ (360)	$ (419)	$ 4,444	$ 112,336	$ 1,386	$ (44,694)

Balance at January 1, 2001	$ 188,870	$ 201,729	$ (459)	$ (503)	$ 4,331	$ 29,965	$ 1,386	$ (47,579)
Net income	9,171	9,171
Unrealized gain on investment
securities net of $43 tax liability	63		63
Foreign currency adjustment net of
$187 tax benefit	(281)		(281)
Total comprehensive income	8,953
Deferred compensation	4			4
Cash dividends	(1,376)	(1,376)
Tax benefit on stock option exercises	1,590				1,590
Treasury stock:
Purchase of 90,120 shares	(2,138)							(2,138)
Sales of 230,873 shares	1,391	-			(1,856)			3,247
Balance March 31, 2001	$ 197,294	$ 209,524	$ (677)	$ (499)	$ 4,065	$ 29,965	$ 1,386	$ (46,470)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
	For the three months ended
	March 31,
	2002	2001
(In thousands)
Net income	$ 9,946	$ 9,171
Adjustments to reconcile net income to cash provided
by operating activities:
Depreciation, amortization, and accretion, net	3,123	2,549
Amortization and impairment of servicing assets	3,293	7,535
Provision for loan and lease losses	10,332	1,553
Deferred income tax	26,245	21,702
Loss (gain) on sale of mortgage servicing assets	93	(2,092)
Gain on sale of loans held for sale	(28,234)	(30,664)
Originated mortgage servicing assets	(35,284)	(19,903)
Originations and purchases of loans held for sale	(1,949,394)	(2,071,960)
Proceeds from sale of mortgage servicing assets	-	2,343
Proceeds from the sales and repayments of loans held for sale	1,992,243	1,830,928
Net decrease (increase) in trading assets	7,947	(17,819)
Decrease in accounts receivable	8,303	1,627
Other, net	(20,884)	(9,461)
Net cash provided (used) by operating activities	27,729	(274,491)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	286	3,270
Available-for-sale	975	2,000
Purchase of investment securities:
Held-to-maturity	-	(143)
Available-for-sale	(39)	-
Net increase in interest-bearing
deposits with financial institutions	(2,764)	(25,383)
Net increase in loans, excluding sales	(376,881)	(101,577)
Sale of loans	234,502	18,278
Other, net	(1,361)	(3,132)
Net cash used by lending and investing activities	(145,282)	(106,687)

Financing activities:
Net (decrease) increase in deposits	(51,021)	376,674
Net increase in short-term borrowings	52,288	41,020
Purchase of treasury stock for employee benefit plans	(10)	(2,138)
Proceeds from sale of stock for employee benefit plans and equity offering	82,768	2,981
Dividends paid	(1,859)	(1,376)
Net cash provided by financing activities	82,166	417,161
Effect of exchange rate changes on cash	(47)	(88)
Net (decrease) increase in cash and cash equivalents	(35,434)	35,895
Cash and cash equivalents at beginning of period	158,291	83,493
Cash and cash equivalents at end of period	$ 122,857	$ 119,388

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 23,796	$ 25,945
Income taxes	$ 865	$ 740
Noncash transactions:
Mortgage loans held for sale transferred to loans and leases	$ -	$ -

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: Irwin Financial Corporation and its subsidiaries provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, equipment leasing, and venture capital lines of business. Intercompany balances and transactions have been eliminated in consolidation.

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

We utilize certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are included in other assets and marked to market on the consolidated statement of income as other income or other expense. While we do not seek GAAP hedge accounting treatment for most of these instruments, their economic purpose is to hedge existing exposures to either interest rate risk or foreign currency risk.

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

Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. These derivatives are recorded on the balance sheet at fair value at period end.

Recent Accounting Developments: In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS 140, which replaces SFAS 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," provides accounting and reporting standards for securitizations and other transfers of assets. SFAS 140 is based on the application of a financial components approach that focuses on control, and provides consistent standards for distinguishing between transfers of financial assets that are sales and transfers that are secured borrowings. The Standard requires disclosure of information about securitized assets, including the principal outstanding of securitized and other managed assets, accounting policies, key assumptions related to the determination of the fair value of residual interests, delinquencies and credit losses. The accounting requirements of SFAS 140 were effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Adoption of this statement did not have a material impact on our financial position or results of operations.

On June 29, 2001 the FASB approved SFAS No. 141, "Business Combinations," and No. 142 "Goodwill and Other Intangible Assets." SFAS 141 eliminated the pooling-of-interests method of accounting - requiring that purchase accounting, with its recognition of intangible assets separately from goodwill, be applied to all business combinations initiated after June 30, 2001.

Under the provisions of SFAS 142, goodwill is no longer amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life are reviewed for impairment at least annually. The amortization period of intangible assets with finite lives is no longer limited to forty years. This standard became effective January 1, 2002. We discontinued the amortization of goodwill with a net carrying value of $1.8 million on the date of adoption and annual amortization of $0.2 million that resulted from business combinations prior to the adoption of SFAS 141. In addition, as required by the standard, we wrote off, as a cumulative effect of a change in accounting principle, unamortized negative goodwill totaling $0.5 million net of tax at the date of adoption arising from a prior business combination at our leasing line of business.

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

Reclassifications: Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported net income or shareholders' equity.

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including a net unrealized gain of $75 thousand and a net unrealized loss of $124 thousand on available-for-sale securities at March 31, 2002 and December 31, 2001, respectively, are summarized as follows:

	March 31,	December 31,
(In thousands)	2002	2001
Held-to-maturity, at amortized cost
Obligations of states and political subdivisions	$ 4,290	$ 4,425
Mortgage-backed securities	1,356	1,507
Corporate obligations	133	133
Total held-to-maturity	5,779	6,065

Available-for-sale, at fair value
US Treasury and Government obligations	29,301	29,329
Mortgage-backed securities	1,894	2,717
Other	545	685
Total available-for-sale	31,740	32,731

Total investments	$ 37,519	$ 38,796

Securities that we have a positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount. Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available-for-sale securities, net of the future tax impact, are reported as a separate component of shareholders' equity until realized.

NOTE 3 - LOANS AND LEASES

Loans and leases are summarized as follows:
	March 31,	December 31,
(In thousands)	2002	2001

Commercial, financial and agricultural	$ 1,216,476	$ 1,055,307
Real estate-construction	212,234	287,228
Real estate-mortgage	484,533	490,111
Consumer	84,734	38,489
Direct financing leases
Domestic	255,350	232,527
Canadian	84,398	91,816
Unearned income
Domestic	(45,385)	(44,183)
Canadian	(14,494)	(13,548)
Total loans and leases, net of unearned income	$ 2,277,846	$ 2,137,747

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

	March 31,	December 31,
(In thousands)	2002	2001

Balance at beginning of period	$ 22,283	$ 13,129
Provision for loan and lease losses	10,332	17,505
Charge-offs	(2,974)	(10,441)
Recoveries	696	2,236
Other	(2)	(146)

Balance at end of period	$ 30,335	$ 22,283

NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at March 31, 2002 and December 31, 2001 are $260.6 million and $228.6 million, respectively, of servicing assets. These amounts relate to the principal balances of loans that we service for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. We have periodically sold servicing assets.

Mortgage Servicing Asset:
	March 31,	December 31,
(In thousands)	2002	2001
Beginning Balance	$ 228,624	$ 130,522
Additions	35,283	151,821
Amortization and impairment	(3,292)	(50,134)
Reduction for servicing sales	-	(3,585)
	$ 260,615	$ 228,624

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
	March 31,	December 31,
(In thousands)	2002	2001
Federal Home Loan Bank borrowings	$ 197,000	$ 212,000
Repurchase agreements and drafts payable related to mortgage loan closings	116,136	154,157
Lines of credit and other	208,143	75,483
Federal funds	0	35,200
Commercial paper	18,972	11,123
Total	$ 540,251	$ 487,963

Repurchase agreements at March 31, 2002 and December 31, 2001, include $0.7 million and $0.1 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.
Drafts payable related to mortgage loan closings totaled $115.4 million and $154.0 million at March 31, 2002 and December 31, 2001, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.
We have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 2.3% to 2.7% .

NOTE 7 -- CONTINGENCIES

 Our subsidiary, Irwin Mortgage Corporation, is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage's payment of broker fees to mortgage brokers. A second suit was filed September, 2001 seeking consolidation with this case. In July 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find Irwin Mortgage summarily liable for violating RESPA. Irwin Mortgage filed a motion in opposition and these motions are now pending before the district court.

In November 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new HUD policy statement that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's class certification ruling and also filed a motion in the district court seeking a stay of further proceedings until the 11th Circuit renders decisions in the other three RESPA cases pending before it. The Supreme Court denied Irwin Mortgage's petition. On March 8, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case.

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

In January 2001, we and two subsidiaries, Irwin Leasing Corporation (formerly Affiliated Capital Corp.) and Irwin Equipment Finance Corporation, our indirect and direct subsidiaries, respectively (for purposes of this paragraph, the Irwin companies), were served as defendants in an action filed in the U.S. District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatment using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing us and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. We have not established any reserves for this case. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer.

In May 2001, Irwin Union Bank and Trust and Irwin Home Equity, our direct and indirect subsidiaries, respectively (for purposes of this paragraph, Irwin), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001, the Court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs have appealed. We have not established any reserves for this case. If arbitration is ultimately upheld, we do not expect to suffer a material loss in this case.

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

NOTE 8 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
	Basic	Effect of	Effect of	Effect of	Diluted
	Earnings	Stock	Preferred	Convertible	Earnings
(In thousands, except share data)	Per Share	Options	Shares	Shares	Per Share
Three months ended March 31, 2002
Net income before cumulative effect of change in
accounting principle	$ 9,451	$ -	$ -	$ 700	$ 10,151
Shares	24,221	135	96	2,610	27,062
Per-Share amount	0.39	$ -	$ -	$ (0.02)	0.37
Cumulative effect of change in accounting principle	495				495
Per-Share amount	0.02				0.02
Net income	9,946				10,646
Per-Share amount	$ 0.41				$ 0.39

Three months ended March 31, 2001
Net income before cumulative effect of change in
accounting principle	$ 8,996	$ -	$ -	$ 700	$ 9,696
Shares	21,065	333	96	2,610	24,104
Per-Share amount	0.43	$ (0.01)	$ -	$ (0.02)	0.40
Cumulative effect of change in accounting principle	175				175
Per-Share amount	0.01				0.01
Net income	9,171				9,871
Per-Share amount	$ 0.44				$ 0.41

NOTE 9 -- INDUSTRY SEGMENT INFORMATION
We have five principal segments that provide a broad range of financial services throughout the United States and Canada. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans. The Equipment Leasing line of business leases commercial equipment. The Venture Capital line of business invests in early-stage companies that seek to transform the way financial services are delivered. Our other segment includes the parent company and eliminations.
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2002 and 2001:

	Mortgage	Commercial	Home Equity	Equipment	Venture
(In thousands)	Banking	Banking	Lending	Leasing	Capital	Other	Consolidated
For the three months ended March 31, 2002
Net interest income, net of provision	$ 8,024	$ 14,065	$ 11,555	$ 1,961	$ 11	$ (1,533)	$ 34,083
Intersegment interest	-	(144)	-	(2)	-	146	0
Other revenue	49,817	4,149	2,643	786	(1,474)	(13)	55,908
Intersegment revenues	-	196	-	-	201	(397)	0
Total net revenues	57,841	18,266	14,198	2,745	(1,262)	(1,797)	89,991
Other expense	40,226	11,819	18,459	2,895	164	996	74,559
Intersegment expenses	534	194	589	-	-	(1,317)	0
Income before taxes	17,081	6,253	(4,850)	(150)	(1,426)	(1,476)	15,432
Income taxes	6,742	2,424	(1,940)	(10)	(571)	(639)	6,006
Income before minority interest	10,339	3,829	(2,910)	(140)	(855)	(837)	9,426
Minority interest	-	-	-	(25)	-	-	(25)
Income (loss) before cumulative effect of change in accounting principle, net of tax	10,339	3,829	(2,910)	(115)	(855)	(837)	9,451
Cumulative effect of change in accounting principle, net of tax	-	-	-	495	-	-	495
Net income (loss)	$10,339	$3,829	($2,910)	$380	($855)	($837)	$9,946
Assets at March 31, 2002	$ 921,601	$ 1,699,165	$ 650,745	$ 279,130	$ 6,167	$ (13,539)	$ 3,543,269

For the three months ended March 31, 2001
Net interest income, net of provision	$ 3,581	$ 9,566	$ 15,151	$ 1,099	$ (140)	$ (1,636)	$ 27,621
Intersegment interest	(394)	(57)	(528)	(19)	-	998	0
Other revenue	42,063	3,071	17,336	357	(2,505)	1,714	62,036
Intersegment revenues	-	52	-	-	255	(307)	0
Total net revenues	45,250	12,632	31,959	1,437	(2,390)	769	89,657
Other expense	34,540	9,646	26,162	2,130	114	2,290	74,882
Intersegment expenses	352	668	150	-	-	(1,170)	0
Income before taxes	10,358	2,318	5,647	(693)	(2,504)	(351)	14,775
Income taxes	4,200	917	2,259	(277)	(1,059)	(261)	5,779
Income (loss) before cumulative effect of change in accounting principle, net of tax	6,158	1,401	3,388	(416)	(1,445)	(90)	8,996
Cumulative effect of change in accounting principle, net of tax	175	-	-	-	-	-	175
Net income (loss)	$ 6,333	$ 1,401	$ 3,388	$ (416)	$ (1,445)	$ (90)	$ 9,171
Assets at March 31, 2001	$ 843,814	$ 1,291,731	$ 622,845	$ 177,957	$ 13,041	$ (76,277)	$2,873,111

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as "will," "may," "believe," "expect," "assume," "assumptions," "anticipate," "should," "would," "could," "intend," "projected," "continue," "resume," "contemplating," "are likely," "estimate," "judgment," "outlook," "future," "forecasts," and similar expressions are intended to identify forward- looking statements, which may include, among other things:
  statements and assumptions relating to projected growth, earnings, earnings per share, and other financial performance measures, as well as management's short-term and long-term performance goals;
  statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events, including the recently revised regulatory capital rules relating to residual interests;
  statements relating to our business and growth strategies, including potential acquisitions; and
  any other statements, projections or assumptions that are not historical facts.

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, unexpected changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in selling residual assets as contemplated; difficulties in delivering home equity loans to the secondary market as planned or in funding home equity loans through securitization transactions as planned; difficulties in expanding our business or raising additional capital as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; legislative or regulatory changes, including changes in the interpretation of new capital rules; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, uncertainty in the national economy may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission, or SEC.

Consolidated Overview

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
Net income (millions)	$9.9	$9.2
Basic earnings per share(1, 2)	0.41	0.44
Diluted earnings per share(1, 2)	0.39	0.41
Return on average equity	14.67%	19.48%
Return on average assets	1.15	1.38

__________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the three months ended March 31, 2002 was $0.39 basic and $0.37 diluted.
(2) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the three months ended March 31, 2001 was $0.43 basic and $0.40 diluted.

We recorded net income of $9.9 million for the three-month period ended March 31, 2002, up 8.5% from the same period in 2001. Net income per share (diluted) was $0.39 during the three-month period ended March 31, 2002, down from $0.41 during the same period a year earlier. Return on equity for the three-month period ended March 31, 2002 totaled 14.67% compared with 19.48% during the same period a year earlier.

Irwin Financial Corporation has five principal lines of business:

  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank and Trust Company ("Irwin Union Bank"))
  Commercial banking (includes Irwin Union Bank and Irwin Union Bank, F.S.B.)
  Home equity lending (includes Irwin Home Equity Corporation, Irwin Residual Holdings Corporation, Irwin Residual Holdings Corporation II, and the related activities of Irwin Union Bank)
  Equipment leasing (Irwin Capital Holdings)
  Venture capital (includes Irwin Ventures LLC and the related activities of Irwin Union Bank)

  The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Net income (loss):	(In thousands)
Mortgage Banking	$10,339	$6,333
Commercial Banking	3,829	1,401
Home Equity Lending	(2,910)	3,388
Equipment Leasing	380	(416)
Venture Capital	(855)	(1,445)
Other (including consolidating entries)	(837)	(90)
	$9,946	$9,171

Our mortgage banking line of business continued to experience strong production as a result of the low interest rate environment, with first quarter originations exceeding $1.9 billion. Our commercial banking line of business continued to grow its loan portfolio during the first quarter of 2002, while its margin increased to 4.10%, up from 3.77% during the fourth quarter of 2001 and up from 3.70% during the first quarter of 2001. Our home equity lending line of business experienced a loan production increase of 37% during the first quarter of 2002 compared to the same period a year earlier. The managed portfolio at this line of business totaled $2.0 billion at March 31, 2002, compared to $1.7 billion a year earlier. Our equipment leasing line of business was profitable during the first quarter of 2002, primarily the result of a one-time $0.5 million cumulative accounting adjustment related to the reversal of unamortized negative goodwill. Our venture capital line of business recorded a loss during the first quarter of 2002, primarily attributable to a valuation write-down in its portfolio investments in order to reflect these investments at fair value.

Our financial results during the remainder of 2002 will be significantly different from our historical performance due to changes we have made in our operating plan to address changes in regulatory capital rules associated with residual interests on sold loans. As previously mentioned, beginning in 2002 we are eliminating our use of securitization structures that require gain-on-sale accounting treatment under SFAS 140 as long as we exceed the 25% concentration limit discussed below. These structures create the residual assets that are the focus of the new rules. See the "Home Equity Lending" section of this report for a discussion of the anticipated impact of these changes on our earnings.

In February 2002, we consummated a public offering of common stock that raised $2.2 million, net of expenses, on the sale of 6,210,000 shares.

Earnings Outlook

 Given the current economic and business climate, we expect estimated consolidated net income of approximately $36 million in 2002 and approximately $54 million in 20031. The changes in federal banking regulations for securitization residual interests have caused us to eliminate the use of securitization structures that require use of gain-on-sale accounting under SFAS 140 as long as we exceed the 25% concentration limit. This will have the effect of delaying income recognition for our home equity line of business when compared to past practice. Although this change in accounting policy will delay income recognition in 2002 for the home equity line of business, we expect to remain solidly profitable as we transition off gain-on-sale accounting. In addition, management anticipates that, after 2002, we can again achieve our long-term financial objectives of annual earnings per share growth of at least 12 percent and return on common equity of greater than 15 percent.

_____________________
1These estimates include $2.7 million of after-tax interest expense on convertible trust preferred securities, which would be added back to net income for purposes of calculating fully diluted earnings per share under generally accepted accounting principles. These estimates are based on various factors and current assumptions that management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and actual earnings may differ significantly from these estimates in the future due to uncertainties and risks related to our business, including those described in this report.

Mortgage Banking

The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income	$8,174	$3,210
Provision for loan losses	(150)	(23)
Loan origination fees	14,550	11,443
Gain on sales of loans	28,234	18,113
Loan servicing fees	14,734	12,570
Amortization of servicing assets	(12,119)	(6,542)
Recovery of valuation allowance (impairment) of servicing assets	10,733	(267)
Gain (loss) on derivatives	(8,127)	3,307
Gain (loss) on sales of bulk servicing rights	(93)	2,092
Other income	1,905	1,347
Total net revenue	57,841	45,250
Operating expense	(40,760)	(34,892)
Income before taxes	17,081	10,358
Income taxes	(6,742)	(4,200)
Net income before cumulative effect of change in accounting principle	10,339	6,158
Cumulative effect of change in accounting principle	0	175
Net income	$10,339	$6,333

Selected Operating Data:
Mortgage loan originations,	$1,949,394	$1,891,203
Servicing sold as a % of production	7.4%	63.9%

Selected Balance Sheet Data at End of Period:	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Total assets	$921,601	$926,946
Mortgage loans held for sale	487,472	503,757
Mortgage servicing assets	239,292	211,201
Short-term debt	410,509	385,640
Shareholder's equity	77,028	63,150
Selected Operating Data:
Servicing portfolio:
Balance at end of period	13,925,078	12,875,532
Weighted average coupon rate	7.15%	7.23%
Weighted average servicing fee	0.41	0.45

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

Our mortgage banking line of business is currently our largest contributor to revenue, comprising 64% of our total revenues in the three months ended March 31, 2002, compared to 50% in the three months ended March 31, 2001. Our mortgage banking line of business contributed 104% and 69% of our net income for the three months ended March 31, 2002 and 2001, respectively.

Net Income

Net income from mortgage banking for the three months ended March 31, 2002 was $10.3 million, compared to $6.3 million during the same period in 2001, an increase of 63%. This increase primarily relates to favorable secondary market conditions and a steep yield curve. The following table shows the composition of our originations by loan categories for the periods indicated:
	Three Months ended March 31,
	2002	2001
	(Dollars in thousands)
Total originations	$1,949,394	$ 1,891,203
Percent retail loans	35.57%	34.06%
Percent wholesale loans	58.02	61.47
Percent brokered(1)	6.41	4.47
Percent refinances	53.83	56.25

__________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

Mortgage loan originations for the three months ended March 31, 2002 totaled $1.9 billion, up 3.1% from the same period in 2001 as a result of the continuing low interest rate environment. Refinanced loans accounted for 53.8% of loan production for the first three months of 2002 compared to 56.3% for the same period in 2001. Higher secondary market deliveries caused mortgage loan origination income to increase 27.2% during the first quarter in 2002 to $14.6 million, compared to $11.4 million during the same period in 2001. As a result of favorable secondary market conditions and a steep yield curve during the first quarter of 2002, gains on the sale of loans during this period increased 55.9% and net interest income increased 154.6% compared to the same period in 2001.

Net Revenue

Net revenue for the three months ended March 31, 2002 totaled $57.8 million, compared to $45.2 million for the three months ended March 31, 2001. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(In thousands)
Net interest income	$8,174	$3,210
Provision for loan losses	(150)	(23)
Loan origination fees	14,550	11,443
Gain on sales of loans	28,234	18,113
Servicing fees	14,734	12,570
Amortization expense	(12,119)	(6,542)
Recovery of valuation allowance (impairment ) of servicing assets	10,733	(267)
Gain (loss) on derivatives	(8,127)	3,307
Gain on sales of servicing	(93)	2,092
Other income	1,905	1,347
Total net revenue	$57,841	$ 45,250

Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the first three months in 2002 totaled $8.2 million, compared to $3.2 million for the same period in 2001, an increase of 154.6%. This increase is a result of an increase in spread between short term warehouse interest rates we pay and longer term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet.

Loan origination fees for the three months ended March 31, 2002 totaled $14.5 million, compared to $11.4 million for the three months ended March 31, 2001, an increase of 27.2% related to increased production.

Gain on sale of loans is income recognized when loans are pooled and sold into the secondary mortgage market. Gain on sale of loans for the first three months of 2002 totaled $28.2 million, compared to $18.1 million for the same period in 2001, an increase of 55.9% related to favorable secondary market conditions.

Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $14.7 million for the three months ended March 31, 2002, an increase of 17.2% compared to the same period in 2001, primarily reflecting the increasing size of the servicing portfolio.

Amortization expense relates to mortgage servicing rights and is based on the estimated lives of the underlying loans. Amortization expense totaled $12.1 million for the three months ended March 31, 2002, compared to $6.5 million for the same period in 2001. This increase in 2002 relates to the increase in the underlying servicing portfolio.

Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. Impairment recovery of valuation allowance totaled $10.7 million during the first quarter of 2002, compared to impairment expense of $0.3 million during the same period in 2001. Fluctuating interest rates impacted the impairment recovery or expense recorded over these periods.

The impairment recovery recorded in the first quarter of 2002 was offset by hedging losses of $8.1 million during the same period. Hedging gains of $3.3 million were recorded during the same period in 2001. At March 31, 2002, the mortgage line of business held a $9.5 billion notional amount of Eurodollar future contracts related to economically hedging these servicing assets. The current hedging activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as other assets, and changes in fair value are adjusted through earnings as other income, while the underlying servicing asset being hedged is accounted for at the lower of cost or market.

Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow, whether through bulk sales or ongoing servicing fees. The decision to sell or retain servicing is based on a balance of current market conditions and the interest rate risk tolerance of the business. Total servicing sales represented 7.4% of the loan portfolio in for the first quarter of 2002 based on loan originations, compared to 63.9% of the loan portfolio for the first quarter of 2001. The decrease in 2002 compared to 2001 is a result of management's decision to retain more servicing in the current period.

Operating Expenses

The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$25,761	$22,381
Other expenses	14,999	12,511
Total operating expenses	$40,760	$34,892
Number of employees(1)	1,539	1,247

__________
(1) On a full time equivalent basis.

Operating expenses for the three months ended March 31, 2002 totaled $40.8 million, a 16.8% increase over the same period in 2001. Salaries and employee benefits during the first quarter of 2002 increased 15.1% over the same period of 2001. These increases are reflective of the increased production environment during 2001 and continuing into 2002.

Mortgage Servicing

The following table shows information about our mortgage servicing portfolio for the periods indicated:
	Three Months Ended March 31,	Year Ended December 31,
	2002	2001
	(Portfolio in billions)
Beginning portfolio	$12.9	$9.2
Mortgage loan closings (excludes brokered)	1.8	8.8
Sales of servicing rights	(0.1)	(2.3)
Run-off(1)	(0.7)	(2.8)
Ending portfolio	$13.9	$12.9
Number of loans (end of period)	130,736	123,291
Average loan size	$106,513	$104,432
Percent GNMA and state housing programs	57%	60%
Percent conventional insured and other	39	33
Percent warehouse	4	7
Delinquency ratio	6.3	7.8
Capitalized servicing to servicing portfolio	1.7	1.6

__________
(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

Our mortgage servicing portfolio totaled $13.9 billion at March 31, 2002, an 8.2% increase from the December 31, 2001 balance of $12.9 billion. Irwin Mortgage has followed a strategy of managing interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should interest rates decline. Consistent with our sales strategy, in recent months the line of business has chosen to retain more servicing in its portfolio due to current market pricing.

We record mortgage servicing assets at the lower of their cost or market value, and we record a valuation allowance for any impairment. At March 31, 2002, the market value of these assets was estimated to be $274.0 million in the aggregate, or $34.7 million greater than the carrying value on the balance sheet. At December 31, 2001, we estimated the market value of these assets to be $239.7 million in the aggregate, or $28.5 million greater than the carrying value on the balance sheet.

Commercial Banking

The following table shows selected financial information for our commercial banking line of business:
	Three Months Ended March 31,
	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Interest income	$25,972	$24,774
Interest expense	(9,881)	(14,465)
Net interest income	16,091	10,309
Provision for loan and lease losses	(2,170)	(800)
Noninterest income	4,345	3,123
Operating expense	(12,013)	(10,314)
Income before taxes	6,253	2,318
Income taxes	(2,424)	(917)
Net income	$3,829	$1,401
Selected Balance Sheet Data at
End of Period:	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Total assets	$1,699,165	$1,648,294
Loans	1,581,976	1,514,957
Allowance for loan and lease losses	16,099	14,643
Deposits	1,484,186	1,456,376
Shareholder's equity	132,427	129,179
Daily Averages For The Quarter Ended:	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Assets	$1,650,662	$1,622,758
Loans	1,548,599	1,455,766
Allowance for loan and lease losses	15,393	12,817
Deposits	1,453,227	1,420,169
Shareholder's equity	129,211	104,362
Shareholder's equity to assets	7.83%	6.43%

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

Net Income

Commercial banking net income increased to $3.8 million during the first quarter of 2002, compared to $1.4 million during the same period in 2001. Results in 2002 reflect year-over-year growth of $4.4 million in net interest income after provision for loans losses and a $1.2 million increase in other revenues, principally mortgage origination and other fees.

Net Interest Income

The following table provides information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Net interest income on a taxable equivalent basis(1)	$16,144	$10,366
Average interest earning assets	1,596,021	1,137,601
Net interest margin	4.10%	3.70%

__________
(1) Reflects what net interest income would be if all interest income were subject to federal and state income taxes.

Net interest income on a taxable equivalent basis was $16.1 million for the first quarter of 2002, an increase of 55.7% over the same period in 2001 net interest income on a tax equivalent basis of $10.4 million. The 2002 increase in net interest income relates primarily to an improvement in net interest margin, as discussed below, and a $458.4 million increase in average interest earning assets compared to the same period in 2001.

Net interest margin is computed by dividing annualized net interest income by average interest earning assets. Net interest margin for the first quarter of 2002 was 4.10%, compared to 3.70% for the first quarter of 2001. The improvement in 2002 reflects a more stable interest rate environment and reduced reliance on wholesale funding sources.

Noninterest Income

The following table shows the components of noninterest income for our commercial banking line of business:
	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Trust fees	$564	$592
Service charges on deposit accounts	1,175	521
Insurance commissions, fees and premiums	431	453
Gain from sales of loans	1,049	141
Loan servicing fees	212	137
Brokerage fees	358	436
Other	556	843
Total noninterest income	$4,345	$3,123
Total noninterest income to total net revenues	23.8%	24.7%

Due primarily to increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place mid-2001, noninterest income during the first quarter of 2002 increased 39.1% over 2001.

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$7,100	$5,966
Other expenses	4,913	4,348
Total operating expenses	$12,013	$10,314
Number of employees at period end(1)	427	449

__________
(1) On a full time equivalent basis.

Operating expenses during the first quarter of 2002 were $12.0 million, an increase of 16.5% over the same period of 2001. Increases in operating expenses are reflective of increased revenues and assets over the same period.

Balance Sheet

Total assets for the first quarter ended March 31, 2002 averaged $1.7 billion compared to $1.4 billion as of December 31, 2001. Average earning assets for the quarter ended March 31, 2002 were $1.6 billion compared to $1.3 billion as of December 31, 2001. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts in new markets. Average deposits for the first three months totaled $1.5 billion, an increase of 2.3% over average deposits in the fourth quarter of 2001 of $1.4 billion.

Credit Quality

The allowance for loan losses and provision for loan losses have increased in the first three months of 2002 over 2001 reflecting general economic conditions, portfolio growth and increased charge-offs. Nonperforming loans are down from year end but have increased $2.5 million since March 31, 2001. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:
	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Nonperforming loans	$5,056	$7,077
Other real estate owned	141	100
Total nonperforming assets	$5,197	$7,177
Nonperforming assets to total assets	0.31%	0.44%
Allowance for loan losses	$16,099	$14,643
Allowance for loan losses to total loans	1.02%	0.97%

For the Three Months Ended March 31:	2002	2001
	(Dollars in thousands)
Provision for loan losses	$2,170	$800
Net charge-offs	$715	$400
Net charge-offs to average loans	0.19%	0.15%

Home Equity Lending

The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$18,133	$14,623
Provision for loan losses	(6,578)	(0)
Gain on sales of loans	6,943	14,575
Loan origination fees	778	97
Loan servicing fees	3,528	2,981
Amortization and impairment of servicing assets	(1,657)	(555)
Trading losses on residual interests	(7,303)	(10)
Other income	354	248
Total net revenues	14,198	31,959
Operating expenses	(19,048)	(26,312)
Income before taxes	(4,850)	5,647
Income taxes	1,940	(2,259)
Net (loss) income	$(2,910)	$3,388
Selected Operating Data:
Loan volume:
Lines of credit	$101,193	$29,793
Loans	145,544	150,963
Gain on sale of loans to loans sold	3.84%	7.95%

Selected Balance Sheet Data:	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Total assets	$650,745	$602,226
Home equity loans, net of allowance For loan losses	397,936	343,972
Residual assets - trading(1)	190,971	199,071
Short-term debt	155,096	138,527
Shareholders' equity	153,104	135,493
Selected Operating Data:
Total managed portfolio balance at end of period	1,999,166	2,064,542
Total managed plus subservicing portfolio balance at end of period	2,337,294	2,317,975
Weighted average coupon rate:
Lines of credit	10.89%	11.11%
Loans	13.51	13.38
Net home equity charge-offs to average managed home equity portfolio	2.51	1.82
Delinquency ratio	4.98	5.07

__________
(1) Includes residual assets derived from present value of overcollateralization and early repayment fees totaling $49 million and $20 million, respectively, at March 31, 2002.

Overview

In our home equity lending line of business we originate, purchase, securitize and service home equity loans and lines of credit nationwide. We generally sell the loans through securitization transactions. We continue to service the loans we securitize. We target creditworthy, homeowning consumers who are active, unsecured credit card debt users. Target customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit. We market our home equity products through direct mail and telemarketing, mortgage brokers and correspondent lenders nationwide and through Internet-based solicitations. To address the new capital rules discussed later in this section, in 2002 we are using on-balance sheet financing and whole loan sales and eliminating our use of securitization structures requiring gain-on-sale accounting and creation of residual interests.

Net Income

Our home equity lending business recorded a net loss of $2.9 million during the three months ended March 31, 2002, compared to net income for the same period in 2001 of $3.4 million. The decline is reflective of the transition this line of business is making away from securitization structures accounted for under SFAS 140 using gain-on-sale accounting treatment.

Net Revenue

Net revenue for the three months ended March 31, 2002 totaled $14.2 million, compared to net revenue for the three months ended March 31, 2001 of $32.0 million. The reduction in revenues is a result of additional impairment charges against the residual asset reflecting higher anticipated credit losses, increased provision for loan losses as the line of business begins to build an on-balance sheet loan portfolio, and reduced gain-on-sale revenues related to the transition away from gain-on-sale accounting.

During the first quarter of 2002, our home equity lending business produced $246.7 million of home equity loans, compared to $180.8 million during the same period of 2001, a 36.5% increase. Our home equity lending business had $397.9 million of net loans in portfolio at March 31, 2002, compared to net loans of $344.0 million at December 31, 2001.

The following table sets forth certain information regarding net revenue for the periods indicated:
	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Net interest income	$18,133	$14,623
Provision for loan losses	(6,578)	0
Gain on sales of loans	6,943	14,575
Loan origination fee income	778	97
Loan servicing fees	3,528	2,981
Amortization and impairment of servicing Assets	(1,657)	(555)
Trading losses on residual interests	(7,303)	(10)
Other income	354	248
Total net revenue	$14,198	$31,959

Net interest income increased to $18.1 million for the three months ended March 31, 2002, compared to the first quarter of 2001 net interest income of $14.6 million. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which totaled $9.3 million during the first quarter of 2002 versus $7.2 million for the same period in 2001.

Gains on sales of loans for the three months ended March 31, 2002 totaled $6.9 million, compared to $14.6 million during the same period in 2001. In the home equity line of business, we securitized $31.7 million of loans in the first quarter as part of a final delivery of a third quarter 2001 securitization transaction. This compares to $183.3 million of loans securitized in the first quarter of 2001. We also completed a whole loan sale of $149.1 million in the first quarter resulting in a gain of $4.4 million, with servicing retained.

Amortization and impairment of servicing assets includes amortization expense and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At March 31, 2002, net servicing assets totaled $18.7 million, compared to a balance of $15.3 million at December 31, 2001. Servicing asset amortization and impairment expense totaled $1.7 million for the first quarter of 2002, compared to $0.6 million for the same period in 2001.

Trading losses of $7.3 million includes a $7.4 million unrealized trading loss to adjust the carrying values of our residual interests to their estimated fair values and a $0.1 million unrealized gain from securitizations. The unrealized trading loss reflects additional credit reserves resulting from increased charge-offs. Residual interests had a balance of $191.0 million at March 31, 2002 and $199.1 million at December 31, 2001. Included in the market valuation assumptions are estimated lives of the loans, expected losses, and appropriate discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. Loss experience relative to assumptions to date has been favorable with respect to the portfolio.

Operating Expenses

The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$11,927	$16,613
Other	7,121	9,699
Total operating expenses	$19,048	$26,312
Number of employees at period end	765	610

Operating expenses were $19.0 million for the three months ended March 31, 2002, compared to $26.3 for the same quarter in 2001. These decreases reflect the effort we have made to align costs with income recognition associated with the move away from gain-on-sale accounting treatment.

Credit Quality

Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt-consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers.

A provision for loan losses of $6.6 million was recorded during the first quarter. The first quarter provision increases the allowance for loan losses to $8.1 million. This allowance represents our estimate of inherent losses over the next year in the $0.4 billion on-balance sheet loan portfolio at this line of business. There was no provision during the same period in 2001 as the line of business had its loans classified as held for sale at that time and carried the loans at lower of cost or market.

The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:
	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Nonperforming loans	$7,730	$7,210
Other real estate owned	2,209	1,952
Total nonperforming assets	$9,939	$9,163
Nonperforming assets to total assets	1.53%	1.52%
Allowance for loan losses	$8,119	$2,220
Allowance for loan losses to total loans	2.00%	0.64%

For the Three Months Ended March 31:	2002	2001
Provision for loan losses	$6,578	N/A
Net charge-offs	$678	N/A
Net charge-offs to average loans	0.62%	N/A

Servicing Mix

We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending portfolio on a percentage basis as of March 31, 2002 and December 31, 2001:
State	March 31, 2002	December 31, 2001
California	23.0%	23.6%
Florida	7.6	7.5
Virginia	5.8	5.7
Ohio	5.0	5.0
Illinois	4.5	4.7
Michigan	4.1	4.1
All other states	50.0	49.4
Total	100%.0%	100.0%
Total servicing portfolio (in thousands)	$2,337,294	$ 2,317,975

 The following table provides a breakdown of our home equity lending portfolio by product type, outstanding principal balance and weighted average coupon as of March 31, 2002:
	Amount	% of Total	Weighted Average Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$502,225	21.49%	11.86%
Home equity lines of credit < = 100% CLTV	500,366	21.41	9.77
Total < = 100% CLTV	1,002,591	42.90	10.81
Home equity loans > 100% CLTV	919,216	39.33	14.79
Home equity lines of credit > 100% CLTV	265,434	11.35	12.13
Total > 100% CLTV	1,184,650	50.68	14.20
First mortgages	73,865	3.16	8.78
Other (Immediate Credit Product)	76,188	3.26	13.95
Total	$2,337,294	100.0%	12.57%

At March 31, 2002 key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions on our owned portfolio are as follows:
March 31, 2002
(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$190,971
Weighted-average life (in years)	2.61

Prepayment speed assumptions (annual rate)	25.92%
Impact on fair value of 10% adverse change (28.51%)	$(3,048)
Impact on fair value of 25% adverse change (32.40%)	(7,030)

Expected credit losses (annual rate)	3.14%
Impact on fair value of 10% adverse change (3.45%)	$(8,960)
Impact on fair value of 25% adverse change (3.93%)	(21,759)

Residual cash flows discount rate (annual)	18.59%
Impact on fair value of 10% adverse change (20.45%)	$(7,260)
Impact on fair value of 25% adverse change (23.24%)	(17,241)

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

Securitizations

The securitization structures we have used in the past have involved "true sales" of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. We have recognized gain on the sale of loans in the period in which such loans were sold, although we receive cash (representing the excess spread and servicing fees) over the lives of the loans. Concurrent with recognizing such gain on sale, we have recorded the excess spread as a residual interest, which is indicated on our consolidated balance sheet as part of "trading assets." We recognized gain on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

Based on changes to our funding practices to adjust to the new capital rules, we expect to use different securitization structures that will not be accounted for using gain-on-sale treatment but rather as secured borrowings. For assets funded on-balance sheet, we will record interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

Securitization Transactions and Assumptions

The table below details information with respect to pool sizes and age for the entire portfolio we service, including product for which we no longer retain credit risk. The underlying assumptions included in this table are consistent with the underlying assumptions for the portfolio for which we continue to retain credit risk:

	Original Balance Sold	Current Balance	Month Closed	Age of Deal (Months)	Actual Annualized Loss Rate as a % of Original Balance	Actual Cumulative Losses as a % of Original Balance	Original Projected Cumulative Losses as a % of Original Balance	Original Projected Cumulative Losses (Lifetime) as a % of Original Balance	Remaining Projected Cumulative Losses (Lifetime) as a % of Original Balance	Weighted Average Future Prepayment Speed Assumption	Weighted Average Coupon
Core HELOCs (<= 100% CLTV)
97-1 HELOCs	54,997	5,756	Jun-97	58	0.25	1.19	1.27	1.30	0.03	38%	10.99%
97-2 HELOCs	69,998	9,048	Nov-97	53	0.28	1.23	1.24	1.31	0.07	48	11.19
98-1 HELOCs	124,280	32,139	Jun-98	46	0.31	1.18	1.26	1.84	0.58	40	9.65
2000-1 HELOCs	66,803	36,053	Sep-00	19	0.30	0.48	0.83	2.19	1.36	44	9.81
2001-1 HELOCs	27,719	21,536	Mar-01	13	0.29	0.31	0.24	4.52	4.27	23	9.55
2001-2 HELOCs	64,018	55,099	Sep-01	7	-	-	-	3.81	3.81	25	9.36
Total/Weighted Average	$ 407,815	$ 159,631		36	0.28%	0.83%	0.92%	2.22%	1.30%	34%	9.71%

Core HELs (<= 100% CLTV)
97-2 HELs	60,000	7,729	Nov-97	53	0.24	1.05	1.16	1.22	0.06	42%	13.74%
98-1 HELs	70,005	12,986	Jun-98	46	0.13	0.49	1.12	1.34	0.22	52	12.45
99-1 HELs	89,999	22,257	Feb-99	38	0.28	0.89	1.04	1.30	0.26	51	11.67
99-2 HELs	45,000	14,453	May-99	35	0.60	1.75	1.12	1.79	0.67	45	11.37
99-3 HELs	107,657	42,376	Nov-99	29	0.52	1.27	1.03	1.92	0.89	47	12.48
2000-1 HELs	123,971	67,086	Sep-00	19	0.45	0.72	0.69	1.95	1.26	46	12.51
2001-1 HELs	124,951	81,720	Mar-01	13	0.17	0.18	0.42	2.29	1.87	39	12.39
2001-2 HELs	227,760	209,852	Sep-01	7	-	-	-	4.19	4.19	22	11.27
Total/Weighted Average	$ 849,343	$ 458,459		24	0.30%	0.59%	0.64%	2.42%	1.78%	34%	11.87%

First Mortgages (<= 100% CLTV)
98-1 First	$ 7,495	$ 2,427	Jun-98	46	0.00%	0.00%	0.74%	0.85%	0.11%	56%	8.90%
99-1 First	60,002	32,173	Feb-99	38	0.08	0.26	0.64	0.87	0.23	41	8.54
99-2 First	15,021	8,188	May-99	35	0.08	0.24	0.59	0.84	0.26	30	8.56
99-3 First	25,246	16,868	Nov-99	29	0.28	0.67	0.50	0.92	0.42	20	9.19
2001-1 First	4,058	3,151	Mar-01	13	-	-	0.19	0.64	0.45	30	9.66
Total/Weighted Average	$ 111,822	$ 62,807		35	0.11%	0.32%	0.59%	0.87%	0.27%	34%	8.79%

125 HELOCs
98-1 HELOC125s	$ 7,499	$ 2,089	Jun-98	46	1.42%	5.45%	5.39%	7.96%	2.57%	35%	12.42%
99-3 HELOC125s	38,320	21,897	Nov-99	29	2.49	6.03	4.28	9.78	5.50	25	12.07
2000-LB1 HELOC125s	29,919	21,543	Jun-00	22	1.47	2.69	3.33	11.04	7.71	22	12.91
2001-1 HELOC 125s	30,812	26,037	Mar-01	13	2.44	2.64	0.94	15.86	14.91	14	13.35
2001-2 HELOC 125s	70,295	66,162	Sep-01	7	0.18	0.11	-	11.18	11.18	23	11.78
Total/Weighted Average	$ 176,845	$ 137,728		17	1.76%	2.49%	1.88%	11.53%	9.65%	22%	12.31%

125 HELs
99-2 HEL125s	$ 119,978	$ 54,829	May-99	35	1.92%	5.59%	4.37%	7.34%	2.97%	32%	13.71%
99-3 HEL125s	70,658	38,012	Nov-99	29	1.94	4.69	3.96	7.75	3.79	33	14.85
2000-A1 HEL125s	123,697	70,142	Jun-00	22	1.23	2.25	2.75	5.36	2.61	32	13.64
2000-1 HEL125s	166,330	116,011	Sep-00	19	1.59	2.52	2.65	9.46	6.82	26	15.25
2001-1 HEL125s	219,765	174,072	Mar-01	13	0.93	1.01	1.69	11.48	9.79	20	15.00
2001-2 HEL125s	313,368	298,241	Sep-01	7	0.14	0.08	0.02	12.79	12.77	16	14.99
Total/Weighted Average	$ 1,013,796	$ 751,307		17	1.36%	1.92%	1.93%	10.06%	8.12%	22%	14.80%

PNB 99-1 HELOCs (<= 100% CLTV)
PNB 1999-1 HELOC	$ 500,000	$ 165,257	May-99	35	0.86%	2.51%	2.70%	3.95%	1.26%	27%	10.64%

Immediate Credit (Program discontinued)
99-3 HEL ImmedCredit	$ 524	$ 218	Nov-99	29	5.91%	14.28%	10.09%	26.21%	16.11%	7%	14.90%
99-3 HELOC ImmedCredit	13,903	5,209	Nov-99	29	8.48	20.49	10.15	24.20	14.04	21	13.32
2000-LB1 HELOC ImmedCredit	69,267	36,852	Jun-00	22	6.35	11.64	9.45	27.80	18.35	25	13.72
Total/Weighted Average	$ 83,694	$ 42,279		23	6.79%	13.13%	9.57%	27.19%	17.62%	24%	13.67%

Grand Total/Weighted Average	$ 3,143,315	$ 1,777,468		25	0.86%	1.79%	1.73%	6.22%	4.49%	27%	12.76%

Home Equity Servicing

Our home equity lending business continues to service loans it has securitized. We earn a servicing fee of approximately 75 to 100 basis points of the outstanding principal balance of the securitized loans. The following table shows certain information about our home equity servicing portfolio, which includes loans held on the balance sheet as well as securitized loans:
	March 31, 2002	December 31, 2001
	(In thousands)
Managed portfolio including subservicing	$2,337,294	$ 2,317,975
Managed portfolio	1,999,166	2,064,542
Delinquency ratio	4.98%	5.07%

In our home equity lending business, we retain credit risk on loans we originate, whether funded on- or off-balance sheet. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions. The 30-day and greater delinquency ratio was 4.98% at March 31, 2002, and 5.07% at December 31, 2001. As the average age of our portfolio continues to increase and our product mix includes more high loan-to-value loans, these factors, if coupled with continued declines in general economic conditions, would cause delinquencies and losses to increase in future quarters. We take this into consideration when determining our loss reserves and valuation parameters used in valuing the loans and residual interests on the balance sheet. The credit quality of the home equity loans underlying previous securitizations continues to perform within management's long term expectations, despite the current economic uncertainty.

Impact of Recent Change to Regulatory Capital Rules

The federal banking regulators, including the Federal Reserve, our principal regulator, have adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitizations, and other securitized transactions. In general, the new rules require a banking institution that has certain residual interests in an amount that exceeds 25% of its Tier 1 capital to deduct the after-tax excess amount of credit-enhancing residual interests from Tier 1 capital for purposes of computing risk-based capital ratios.

The new capital standards became effective on January 1, 2002, for new residual interests related to any transaction covered by the revised rules that settles after December 31, 2001. For transactions settled before January 1, 2002, application of the new capital treatment to the residuals created will be delayed until December 31, 2002. During the first quarter of 2002, our home equity lending line of business completed the collateral delivery required as part of a third quarter 2001 securitization transaction. For purposes of these new rules, this delivery is considered settled prior to January 1, 2002.

We believe these new rules apply to many, if not all, of the securitization transactions historically done by our home equity line of business to fund loan production. The residual assets we now own exceed the 25% concentration limit in the new capital treatment rules. Assuming conservatively that all of our residual assets will be subject to the new capital treatment, our residual assets as of March 31, 2002 comprised 45% of our consolidated Tier 1 capital. We are taking steps to materially reduce the levels of our residuals as a percentage of Tier 1 capital. By the end of 2002, we expect our residual interests to have declined to approximately 35% of Tier 1 capital, falling to approximately 20% by the end of 2003.

We have financed the significant growth in our home equity lending line of business to date using transaction structures that create residual interests through "gain-on-sale" accounting - sales transactions accounted for under SFAS 140. To mitigate the impact of the new rules, beginning in 2002 we are eliminating our use of these securitization structures that require gain-on-sale accounting treatment as long as we exceed the 25% concentration limit. We believe using on-balance sheet financing or whole loan sale transactions rather than using off-balance sheet gain-on-sale treatment under SFAS 140 will allow continued access to the capital markets for cost-effective, matched funding of our loan assets, while not meaningfully affecting or changing our cash flows, nor changing the longer term profitability of our home equity lending operation.

Changing our securitization practices will significantly affect the financial results of our home equity line of business in 2002. The key financial impacts we expect include:

  By using on-balance sheet financing to fund our home equity loan originations, we are required to change the timing of revenue recognition on these assets under generally accepted accounting principles. For assets funded on-balance sheet, we record interest income over the life of the loans, as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through securitization transactions accounted for as a sale under SFAS 140, we have recorded revenue as gain-on-sale at the time of loan sale based on the difference between proceeds and allocated cost basis of the loans sold. We have also recognized residual interests based on the discounted present value of anticipated revenue stream over the expected lives of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by these different financing structures.

  Due to the extension of the period during which revenue is recognized under the new financing structures we are pursuing, we are reducing the rate of growth in production and related expenses in the home equity lending line of business to more closely align anticipated revenue recognition and expenses under this new model. This process is now under way. However, while we anticipate continued profitability on a consolidated basis, we currently expect to report a loss in 2002 in our home equity lending line of business as we make this transition.

  After the initial transition period, as the portfolio of on-balance sheet home equity loans continues to grow, we should record increased levels of net interest income sufficient to cover ongoing expenses and credit losses. We would then expect to be in a position to resume profitable growth in this line of business. We may also pursue selective opportunities to sell whole loans in cash sale transactions if attractive terms can be negotiated. We completed one such transaction during the first quarter of 2002. We currently anticipate that our home equity lending line of business will return to profitability in 2001.

  Equipment Leasing

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

  The following table shows selected financial information for our equipment leasing line of business for the periods indicated:

	Three Months Ended March 31,
	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$3,392	$1,734
Provision for loan and lease losses	(1,433)	(654)
Noninterest income	786	357
Total net revenues	2,745	1,437
Salaries, pension, and other employee expense	2,184	1,438
Other expense	711	692
Loss before taxes and minority interest	(150)	(693)
Income tax benefit	10	277
Loss before minority interest	(140)	(416)
Minority interest	25	0
Loss before cumulative effect of change in accounting principle	(115)	(416)
Cumulative effect of change in accounting principle	495	0
Net Income (Loss)	$380	$(416)
Selected Operating Data
Net charge-offs	$878	$461
Total fundings of loans and leases	39,679	33,923
Selected Balance Sheet Data at End of Period:	March 31, 2002	December 31, 2001
	(Dollars in thousands)
Total assets	$279,130	$266,670
Leases	278,350	264,827
Allowance for lease losses	(5,141)	(4,587)
Shareholders' equity	23,431	17,819
Net interest margin	5.09%	4.64%

  During the first three months ended March 31, 2002, our equipment leasing line of business had net income of $0.4 million, compared to a loss of $0.4 million for the same period of 2001. Prior to a cumulative effect of accounting change related to the reversal of unamortized negative goodwill related to a 2000 acquisition, the line of business lost $0.1 million during the first quarter. The one-time accounting change was required under SFAS 142, "Goodwill and Other Intangible Assets," a new accounting standard effective January 1, 2002.

  Our equipment leasing line of business originated $39.7 million in leases during the first quarter of 2002, compared to $33.9 million for the first quarter of 2001. The line of business portfolio at quarter end was $278.4 million compared to its portfolio at December 31, 2001 that totaled $264.8 million.

  Credit Quality

  We had nonperforming leases at March 31, 2002 totaling $5.1 million, compared to non-performing leases at December 31, 2001 totaling $3.9 million. Allowance for lease losses at March 31, 2002 was $5.1 million, representing 1.85% of total leases, compared to a balance at December 31, 2001 of $4.6 million, representing 1.73% of total leases. The increased nonperformings and allowance was principally the result of loan growth and deteriorating credit quality during 2001 that led to higher levels of net charge-offs and delinquencies, primarily on the domestic leases originated in 2000. Net charge-offs recorded by the leasing line of business during the first three months of 2002 were $0.9 million. Net charge-offs for the first quarter of 2001 were $0.5 million. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Nonperforming loans and leases	$5,104	$3,923
Nonperforming assets to total assets	1.83%	1.47%
Allowance for loan and lease losses	$5,141	$4,587
Allowance for loan and lease losses to total loans and leases	1.85%	1.73%

For the Three Months Ended March 31:	2002	2001
	(Dollars in thousands)
Provision for loan and lease losses	$1,434	$654
Net charge-offs	$878	$461
Net charge-offs to average loans and leases	1.31%	1.16%

  The following table provides certain information about our lease portfolio at the dates shown:
	March 31,	December 31,
	2002	2001
	(Dollars in thousands)
Domestic leases	$194,614	$186,560
Weighted average yield	10.50%	10.60%
Delinquency ratio	1.28	2.16
Canadian leases(1)	$83,735	$78,267
Weighted average yield	11.48%	11.17%
Delinquency ratio	1.73	1.69

  __________
  (1) In U.S. dollars.

  Venture Capital

  The following table shows selected financial information for our venture capital line of business for the periods indicated:
	Three Months Ended March 31,
	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income (expense)	$11	$(140)
Mark-to-market adjustment on investments	(1,465)	(2,500)
Noninterest income	192	250
Total net revenues	(1,262)	(2,390)
Operating expense	164	114
Loss before taxes	(1,426)	(2,504)
Income tax benefit	571	1,059
Net loss	$(855)	$(1,445)
Selected Balance Sheet Data at End of Period:	March 31, 2002	December 31, 2001
	(In thousands)
Investment in portfolio companies (cost)	$11,137	$10,696
Mark-to-market adjustment	(5,401)	(3,936)
Carrying value of portfolio companies	$5,736	$6,760

  Overview

  In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in six private companies as of March 31, 2002, with an aggregate investment cost of $11.1 million and a carrying value of $5.7 million.

  During the three months ended March 31, 2002, the venture capital line of business recorded a net loss of $0.9 million, compared to a net loss of $1.4 million during the same period in 2001. These losses reflect portfolio valuation adjustments due to effects of the recession on the sales cycles of development stage companies.

  Other

  Results at our parent and other businesses totaled a net loss of $0.8 million for the three months ended March 31, 2002, compared to a net loss of $0.1 million during the same period in 2001. In the first quarter of 2001, the parent recorded a gain of $1.2 million from an intercompany hedging transaction (i.e. no consolidated impact). There was no such gain during the first quarter of 2002.

  Consolidated Income Statement Analysis

  Net Income

  We recorded net income of $9.9 million for the three months ended March 31, 2002, up 8.5% from net income of $9.2 million for first quarter of 2001. Net income per share (diluted) was $0.39 for the first quarter of 2002, down from $0.41 per share in 2001, reflecting dilution from our recent common stock offering. Return on equity was 14.67% for the three months ended March 31, 2002 and 19.48% for the same period in 2001.

  Net Interest Income

  Net interest income for the three months ended March 31, 2002 totaled $44.5 million, up 52.2% from 2001 net interest income of $29.2 million for the same period. Net interest margin for the first quarter of 2002 was 5.93% compared to 5.11% for the first quarter in 2001.

  The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:
	March 31, 2002			March 31, 2001
	Average Balance	Interest	Yield/Rate(3)	Average Balance	Interest	Yield/ Rate (3)
Assets	(in thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$14,605	$141	3.92%	$58,696	$713	4.93%
Federal funds sold	3,550	19	2.17	7,920	33	1.69
Trading assets	196,531	9,278	19.15	154,878	7,160	18.75
Taxable investment securities	33,855	558	6.68	28,971	530	7.42
Tax-exempt investment securities(1)	4,324	86	8.07	5,386	94	7.08
Loans held for sale	513,274	9,937	7.85	786,959	22,855	11.78
Loans and leases, net of unearned income(1)(2)	2,276,947	47,570	8.47	1,269,337	29,276	9.35
Total interest-earning assets	3,043,086	$67,589	9.01%	2,312,147	$60,661	10.64%
Noninterest-earning assets:
Cash and due from banks	115,427			65,677
Premises and equipment, net	35,098			30,569
Other assets	337,718			303,822
Less allowance for loan and lease losses	(25,416)			(13,354)
Total assets	$3,505,913			$2,698,861
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market checking	$134,072	$178	0.54%	$92,185	$259	1.14%
Money market savings	523,989	1,932	1.50	283,744	3,619	5.17
Regular savings	53,783	393	2.96	51,985	542	4.23
Time deposits	1,100,909	11,631	4.28	899,017	14,633	6.60
Short-term borrowings	572,447	3,599	2.55	560,349	8,151	5.90
Long-term debt	26,051	569	8.86	29,614	580	7.94
Trust preferred securities distribution	198,500	4,820	9.85	153,500	3,647	9.64
Total interest-bearing liabilities	2,609,751	$23,122	3.59%	2,070,394	$31,431	6.16%

Noninterest-bearing liabilities:
Demand deposits	472,218			307,205
Other liabilities	148,905			126,199
Shareholders' equity	275,039			195,063
Total liabilities and shareholders' equity	$3,505,913			$2,698,861
Net interest income		$44,467			$29,230
Net interest income to average interest-earning assets			5.95%			5.13%

  __________
  (1) Interest is reported on a fully taxable equivalent basis using a federal income tax rate of 35%.
  (2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
  (3) Annualized for interim periods.

  Provision for Loan and Lease Losses

  The consolidated provision for loan and lease losses for the first quarter of 2002 was $10.3 million, compared to $1.6 million for the same period in 2001. More information on this subject is contained in the section on credit risk.

  Noninterest Income

  Noninterest income during the three months ended March 31, 2002 totaled $55.9 million, compared to $62.0 million for the first quarter of 2001. The decrease was primarily a result of our move away from gain-on-sale accounting at the home equity lending line of business. For further discussion, see the "Home Equity Lending" section.

  Noninterest Expense

  Noninterest expenses for the three months ended March 31, 2002 totaled $74.6 million, which was relatively unchanged compared to $74.9 million for the same period in 2001.

  Consolidated Balance Sheet Analysis

  Total assets at March 31, 2002 were $3.5 billion, up 2.8% from December 31, 2001. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for the first quarter 2002 were $3.5 billion, up 2.1% from fourth quarter 2001. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking and equipment leasing lines of business.

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
	March 31,	December 31,
	2002	2001
	(In thousands)
Commercial, financial and agricultural	$1,216,476	$1,055,307
Real estate construction	212,234	287,228
Real estate mortgage	484,533	490,111
Consumer	84,734	38,489
Direct lease financing:
Domestic	255,350	232,527
Canadian	84,398	91,816
Unearned income:
Domestic	(45,385)	(44,183)
Canadian	(14,494)	(13,548)
Total	$2,277,846	$2,137,747

  Investment Securities

  The following table shows the composition of our investment securities at the dates indicated:
	March 31,	December 31,
	2002	2001
	(In thousands)
U.S. Treasury and government obligations	$29,301	$29,329
Obligations of states and political subdivisions	4,290	4,425
Mortgage-backed securities	3,250	4,224
Other	678	818
Total	$37,519	$38,796

  Deposits

  Total deposits as of March 31, 2002 averaged $2.3 billion compared to average deposits as of fourth quarter 2001 of $2.4 billion. Demand deposits at March 31, 2002 averaged $472 million, a 12.9% decrease over the fourth quarter 2001 balance. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first quarter of 2002, these escrow accounts averaged $323.2 million compared to a fourth quarter 2001 average of $397.0 million. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2002, institutional broker-sourced deposits totaled $516.2 million compared to a balance of $577.3 million at December 31, 2001.

  Short-Term Borrowings

  Short-term borrowings during the first quarter of 2002 averaged $572.4 million compared to an average of $426.2 million during the fourth quarter in 2001. The increase is a result of timing of secondary market activities.

  Capital

  Shareholders' equity averaged $275.0 million during the first quarter of 2001, up 31.9% compared to the year ended December 31, 2001. Shareholders' equity balance of $322.5 million at March 31, 2002 represented $11.66 per common share, compared to $10.84 per common share at December 31, 2001. We paid $1.9 million in dividends the first quarter of 2002, reflecting an increase of $0.0025 per share from last year.

  The following table sets forth our capital and capital ratios at the dates indicated:
	March 31,	December 31,
	2002	2001
	(In thousands)
Tier 1 capital	$420,364	$295,021
Tier 2 capital	151,073	173,316
Total risk-based capital	$571,437	$468,337
Risk-weighted assets	$4,483,697	$4,329,973
Risk-based ratios:
Tier 1 capital	9.38%	6.81%
Total capital	12.74	10.82
Tier 1 leverage ratio	11.61	9.36
Ending shareholders' equity to assets	9.15	6.75
Average shareholders' equity to assets	7.85	6.65

  At March 31, 2002, our total risk-adjusted capital ratio was 12.7% compared to 10.0%, which is required to be considered "well-capitalized" by the regulators. At December 31, 2001, our total risk-adjusted capital ratio was 10.8%. Our ending equity to assets ratio at March 31, 2002 was 9.15% compared to 6.75% at December 31, 2001. However, as previously discussed, temporary conditions that existed at yearend make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the three-month period ended March 31, 2002 was 7.85% compared to 6.65% for the year 2001. The increase in our capital ratios is primarily the result of our February 2002 public offering that raised $82.2 million, net of expenses, on the sale of 6,210,000 shares of common stock.

  Anticipated Impact of New Regulatory Capital Rules

  As discussed in the Home Equity Lending section, revised regulatory capital rules became effective January 1, 2002 with respect to residual interests related to any transaction covered by the revised rules that settles on or after that date. For transactions that settle prior to January 1, 2002, application of the capital treatment prescribed by the rules will be delayed until December 31, 2002. In general, the new rules require that capital be held on a dollar-for-dollar basis against our residual assets, net of any associated deferred tax liability.

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

  Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and equipment leasing lines of business. In addition, the mortgage banking line of business assumes some credit risk, although its mortgages typically are insured.

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

  The allowance for loan and lease losses is an estimate based on our judgement. The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis which incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, with an estimated loss ratio applied against each. The loss ratio is generally based upon the previous three years' loss experience for each loan type.

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

  Net charge-offs for the three months ended March 31, 2002 were $2.3 million, or 0.41% of average loans, compared to $1.0 million, or 0.32% of average loans during the first quarter of 2001. At March 31, 2002, the allowance for loan and lease losses was 1.33% of outstanding loans and leases, compared to 1.04% at year end 2001. The increase in charge-offs and allowance is a result of the loan growth and deteriorating credit quality. In addition, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 and into 2002 as the line of business moved away from gain-on-sale accounting and began to build a loan portfolio.

  Total nonperforming loans and leases at March 31, 2002, were $18.8 million, compared to $19.2 million at December 31, 2001. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2002 were 0.83%, compared to 0.90% at December 31, 2001. Nonperforming loans improved at the commercial banking and home equity lending lines of business and worsened at the equipment leasing line of business.

  Other real estate we owned totaled $5.2 million at March 31, 2002, up from $4.4 million at December 31, 2001. The increase in 2001 was primarily attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at March 31, 2002 were $24.0 million, or 0.68% of total assets. Nonperforming assets at December 31, 2001, totaled $23.5 million, or 0.68% of total assets.

  The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2002	2001
Accruing loans past due 90 days or more:	(In thousands)
Commercial, financial and agricultural loans	$58	$1,146
Real estate mortgages	--	--
Consumer loans	320	157
Lease financing:
Domestic	377	1,624
Canadian	126	68
	881	2,995
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	4,155	5,066
Real estate mortgages	8,576	8,115
Consumer loans	563	708
Lease financing:
Domestic	3,445	1,180
Canadian	1,193	1,088
	17,932	16,157
Total nonperforming loans and leases	18,813	19,152
Other real estate owned:
Other real estate owned	5,165	4,388
Total nonperforming assets	$23,978	$23,540
Nonperforming loans and leases to total loans and leases	0.83%	0.90%
Nonperforming assets to total assets	0.68%	0.68%

  Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $24.0 million of nonperforming assets at March 31, 2001, were concentrated at our lines of business as follows:
Mortgage banking	$3.7 million
Home equity lending	9.9 million
Commercial banking	5.2 million
Equipment leasing	5.1 million

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

  The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2002, the ratio of loans and loans held for sale to total deposits was 122%. We are comfortable with this relatively high level due to our position in mortgage loans held for sale. These loans carry an interest rate at or near current market rates for first mortgage loans. Since we sell a high percentage of these mortgage loans within a 30-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. Excluding mortgage loans held for sale, the loan-to-deposit ratio was 101% at March 31, 2002.

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

  Our mortgage and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to hedge the economic performance of the assets.

  The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2002. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

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

  The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2002. The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

  The volume of derivative contracts entered into to economically hedge mortgage servicing rights, or MSRs, fluctuates from quarter to quarter, depending upon market conditions. We monitor hedge positions frequently and rebalance them as needed. It is unlikely that the volume of hedge positions would remain constant over large fluctuations in interest rates. In the tables below, therefore, we have included the assumption that the volume of hedge contracts will decline as interest rates rise and increase as interest rates decline. MSR hedge contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

  Economic Value Change Method

	Present Value at March 31, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets Loans and other assets	$1,993,381	$1,970,374	$1,948,831	$1,928,546	$1,910,590
Loans held for sale	789,538	784,236	778,935	772,805	766,281
Mortgage servicing rights	123,278	182,026	259,660	261,588	263,850
Residual interests	166,664	177,955	190,971	205,225	219,413
Interest sensitive financial derivatives	121,278	60,212	6,690	(102)	299
Total interest sensitive Assets	3,194,139	3,174,803	3,185,087	3,168,063	3,160,433
Interest Sensitive Liabilities Deposits	(1,478,263)	(1,469,025)	(1,459,813)	(1,450,895)	(1,442,263)
Short-term borrowings	(1,035,973)	(1,031,539)	(1,026,958)	(1,022,465)	(1,018,067)
Long-term debt	(147,947)	(139,847)	(131,547)	(123,516)	(112,051)
Total interest sensitive Liabilities	(2,662,183)	(2,640,411)	(2,618,318)	(2,596,876)	(2,572,380)
Net market value as of March 31, 2002	$ 531,956	$ 534,392	$ 566,769	$ 571,187	$ 588,052
Change from current	$ (34,813)	$ (32,378)	$--	$ 4,417	$ 21,283
Net market value as of December 31, 2001	$ 363,161	$ 371,850	$ 431,775	$ 490,274	$ 528,499
Potential change	$ (68,614)	$ (59,925)	$--	$ 58,499	$ 96,724

  GAAP-Based Value Change Method

	Present Value at March 31, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
Interest Sensitive Assets	(In thousands)
Loans and other assets(1)	$--	$--	$--	$--	$--
Loans held for sale	372,299	372,299	372,299	371,994	371,689
Mortgage servicing rights	123,278	182,026	259,660	261,588	263,850
Residual interests	166,664	177,955	190,971	205,225	219,413
Interest sensitive financial Derivatives	122,580	61,156	7,284	152	221
Total interest sensitive Assets	784,821	793,436	830,215	838,960	855,172
Interest Sensitive Liabilities Deposits(1)	--	--	--	--	--
Short-term borrowings(1)	--	--	--	--	--
Long-term debt(1)	--	--	--	--	--
Total interest sensitive liabilities(1)	--	--	--	--	--
Net market value as of March 31, 2002	$784,822	$793,436	$830,215	$838,960	$855,172
Change from current	$(45,393)	$(36,779)	$--	$8,745	$24,957
Net market value as of December 31, 2001	$1,085,076	$1,101,062	$1,145,978	$1,149,916	$1,160,674
Potential change	$(60,902)	$(44,915)	$--	$3,938	$14,697

  __________
  (1) Value does not change in GAAP presentation.

  Derivative Financial Instruments

  We utilize certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are accounted for as trading securities and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to hedge existing exposures to either interest rate risk or foreign currency risk.

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

  We hedge the fixed versus floating component of certain of our residual interests with interest rate caps, which had a fair value of $0.1 million and a notional amount of $15.7 million at March 31, 2002. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. We record adjustments to fair values as other income on the income statement. For the three months ended March 31, 2002, we recorded immaterial losses related to these derivative products.

  We hedged our mortgage servicing rights through the use of Eurodollar futures contracts, U.S. Treasury futures contracts and interest rate options. For the three months ended March 31, 2002, we recorded losses of $8.1 million on these hedges. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as other income. At March 31, 2002, we held $9.5 billion in notional amount of Eurodollar contracts, with expirations ranging from the first quarter of 2002 to the fourth quarter of 2008. The indices underlying these Eurodollar futures contracts are the current and future three-month LIBOR rates.

  Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $12.5 million and $11.0 million as of March 31, 2002. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and have a final maturity date of May 25, 2004. Onset has the option to reduce the notional value of the swaps by up to 10% if early prepayments on the loans are greater than originally anticipated.

  We own foreign currency forward contracts to protect the value of intercompany loans made to Onset Capital Corporation and denominated in Canadian dollars against changes in the Canadian-U.S. exchange rate. We had a notional amount of $48 million in forward contracts outstanding as of March 31, 2002. For the three months ended March 31, 2002, there were immaterial gains related to these contracts. These contracts are marked-to-market with gains and losses included in other expense on the income statement.

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.

   The quantitative and qualitative disclosures about market risk are reported in the Risk Management section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, found on pages 40 through 45.

  PART II - OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.

  (c) In February 2002, we completed a public offering which raised $82.2 million, net of expenses, on the sale of 6,210,000 shares of common stock.

  The Corporation issued shares of common stock pursuant to elections made by six out of eight of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees as indicated in the table below. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Date Issued	Number of Shares
March 31, 2002	1,144

  Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)
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
10.17

  *Limited Liability Company Agreemet of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

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

10.21	*Irwin Financial Corporation Short Term Incentive Plan effective January 1, 2002.
10.22	*Irwin Union Bank Short Term Incentive Plan effective January 1, 2002.
10.23	*Irwin Home Equity Short Term Incentive Plan effective January 1, 2002.
10.24	*Irwin Mortgage Corporation Short Term Incentive Plan effective January 1, 2002.
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002.
11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

  * Indicates management contract or compensatory plan or arrangement.

  (b) Reports on Form 8-K.

8-K	January 18, 2002	Attaching news release announcing fourth quarter and annual 2001 earnings conference call.
8-K	January 23, 2002	Attaching news release announcing fourth quarter and annual earnings.
8-K	February 15, 2002	Attaching news release announcing a sale of common stock.
8-K	February 27, 2002	Attaching news release announcing the sale of an additional amount of common stock.
8-K	February 27, 2002	Attaching news release announcing first quarter dividend.

  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: March 14, 2002	By:________/s/_______________________________
Gregory F. Ehlinger
Chief Financial Officer

By:_________/s/______________________________
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)