Form 10-Q
period 2002-06-30
IRWIN FINANCIAL CORPORATION
filed 2002-08-13
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes __X__ No _____

As of August 5, 2002, there were outstanding 27,736,886 common shares, no par value, of the Registrant

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	June 30,	December 31,
Assets:	2002	2001
Cash and cash equivalents	$110,865	$158,291
Interest-bearing deposits with financial institutions	19,527	14,247
Trading assets	183,539	199,071
Investment securities (Market value: $36,641 in 2002 and $38,937 in 2001) - Note 2	36,448	38,796
Loans held for sale	437,147	502,086
Loans and leases, net of unearned income - Note 3	2,675,915	2,137,747
Less: Allowance for loan and lease losses - Note 4	(37,286)	(22,283)
	2,638,629	2,115,464
Servicing assets - Note 5	212,453	228,624
Accounts receivable	42,008	41,996
Accrued interest receivable	15,562	14,063
Premises and equipment	33,589	34,988
Other assets	97,815	100,067
Total assets	$3,827,582	$3,447,693
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$428,840	$533,983
Interest-bearing	1,026,038	889,448
Certificates of deposit over $100,000	802,428	885,587
	2,257,306	2,309,018
Short-term borrowings - Note 6	380,612	487,963
Long-term debt - Note 7	464,968	30,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	198,500	198,500
Other liabilities	196,075	189,889
Total liabilities	3,497,461	3,215,370

Commitments and contingencies - Note 8
Minority interest	846	658

Shareholders' equity
Preferred stock, no par value - authorized 4,000,000 shares; issued none as of June 30, 2002 and 96,336 shares as of December 31, 2001	-	1,386
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 and 23,402,080 shares as of June 30, 2002 and December 31, 2001, respectively; including 1,879,658 and 2,096,947 shares in treasury as of June 30, 2002 and December 31, 2001, respectively	112,159	29,965
Additional paid-in capital	3,794	4,426
Deferred compensation	(359)	(449)
Accumulated other comprehensive loss, net of deferred income tax benefit of $83 and $216 in 2002 and 2001, respectively	(125)	(325)
Retained earnings	255,932	241,725
	371,401	276,728
Less treasury stock, at cost	(42,126)	(45,063)
Total shareholders' equity	329,275	231,665
Total liabilities and shareholders' equity	$3,827,582	$3,447,693

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

(In thousands, except for per share)	For the Three Months Ended June 30,
	2002	2001
Interest income:
Loans and leases	$52,663	$31,263
Loans held for sale	9,159	24,748
Trading account	8,789	7,593
Investment securities:
Taxable	340	1,363
Tax-exempt	57	65
Federal funds sold	11	56
Total interest income	71,019	65,088
Interest expense:
Deposits	13,894	18,853
Short-term borrowings	3,796	8,100
Long-term debt	794	580
Preferred securities distribution	4,818	3,704
Total interest expense	23,302	31,237
Net interest income	47,717	33,851
Provision for loan and lease losses	9,500	2,804
Net interest income after provision for loan and lease losses	38,217	31,047
Other income:
Loan origination fees	15,072	16,536
Gain from sales of loans	26,202	45,905
Loan servicing fees	17,809	15,812
Amortization and impairment of servicing assets	(62,257)	(8,869)
Net loan administration income	(44,448)	6,943
Gain on sale of mortgage servicing assets	9,809	3,689
Trading losses	(5,757)	(2,477)
Other	50,221	(2,180)
	51,099	68,416
Other expense:
Salaries	40,326	43,123
Pension and other employee benefits	7,979	7,386
Office expense	4,395	4,035
Premises and equipment	8,523	7,430
Marketing and development	1,024	1,445
Professional Fees	2,098	1,684
Other	11,924	13,289
	76,269	78,392
Income before income taxes	13,047	21,071
Provision for income taxes	5,069	8,474
Income before minority interest	7,978	12,597
Minority interest in losses of subsidiaries	(8)	(211)
Net income	$7,986	$12,808

Earnings per share: - Note 9
Basic	$0.29	$0.61
Diluted	$0.28	$0.56
Dividends per share	$0.0675	$0.0650

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	For the Six Months Ended June 30,

(In thousands, except for per share)	2002	2001
Interest income:
Loans and leases	$99,854	$60,514
Loans held for sale	19,096	47,603
Trading account	18,068	14,738
Investment securities:
Taxable	1,395	2,607
Tax-exempt	113	128
Federal funds sold	30	89
Total interest income	138,556	125,679
Interest expense:
Deposits	28,028	37,907
Short-term borrowings	7,395	16,251
Long-term debt	1,363	1,160
Preferred securities distribution	9,638	7,408
Total interest expense	46,424	62,726
Net interest income	92,132	62,953
Provision for loan and lease losses	19,832	4,357
Net interest income after provision for loan and lease losses	72,300	58,596
Other income:
Loan origination fees	30,611	28,214
Gain from sales of loans	62,698	81,061
Loan servicing fees	36,466	31,627
Amortization and impairment of servicing assets	(65,550)	(16,405)
Net loan administration income	(29,084)	15,222
Gain on sale of mortgage servicing assets	9,716	5,781
Trading losses	(13,059)	(2,546)
Other	46,125	2,494
	107,007	130,226
Other expense:
Salaries	79,133	84,406
Pension and other employee benefits	16,693	14,121
Office expense	8,604	7,677
Premises and equipment	16,741	14,858
Marketing and development	1,626	2,975
Professional Fees	5,245	3,702
Other	22,787	25,236
	150,829	152,975
Income before income taxes	28,478	35,847
Provision for income taxes	11,075	14,254
Income before minority interest	17,403	21,593
Minority interest in losses of subsidiaries	(34)	(211)
Income before cumulative effect of change in accounting principle	17,437	21,804
Cumulative effect of change in accounting principle, net of tax	495	175
Net income	$17,932	$21,979

Earnings per share before cumulative effect of change in accounting principle:
Basic	$0.67	$1.03
Diluted	$0.65	$0.96
Earnings per share: - Note 9
Basic	$0.69	$1.04
Diluted	$0.67	$0.97
Dividends per share	$0.1350	$0.1300

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
Balance at April 1, 2002	$ 322,505	$ 249,812	$ (360)	$ (419)	$ 4,444	$ 112,336	$ 1,386	$ (44,694)
Net income	7,986	7,986
Unrealized loss on investment securities net of $13 tax benefit	(19)		(19)

Foreign currency adjustment net of $170 tax liability	254		254

Total comprehensive income	8,221
Deferred compensation	60			60
Cash dividends	(1,866)	(1,866)
Additional costs for equity offering	(177)					(177)
Tax benefit on stock option exercises	504				504
Treasury stock:
Purchase of 54,732 shares	(1,101)							(1,101)
Sales of 245,054 shares	2,515	-			(1,154)			3,669
Conversion of preferred stock to common stock	(1,386)						(1,386)
Balance June 30, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ -	$ (42,126)

Balance at April 1, 2001	$ 197,294	$ 209,524	$ (677)	$ (499)	$ 4,065	$ 29,965	$ 1,386	$ (46,470)
Net income	12,808	12,808
Unrealized loss on investment securities net of $17 tax liability	26		26
Foreign currency adjustment net of $144 tax benefit	216		216

Total comprehensive income	13,050
Deferred compensation	44			44
Cash dividends	(1,377)	(1,377)
Tax benefit on stock option exercises	39				39
Treasury stock:
Purchase of 3,640 shares	(81)							(81)
Sales of 28,520 shares	483	-			102			381
Balance June 30, 2001	$ 209,452	$ 220,955	$ (435)	$ (455)	$ 4,206	$ 29,965	$ 1,386	$ (46,170)
FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
Balance at January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	17,932	17,932
Unrealized gain on investment securities net of $32 tax benefit	(48)		(48)

Foreign currency adjustment net of $166 tax liability	248		248

Total comprehensive income	18,132
Deferred compensation	90			90
Cash dividends	(3,725)	(3,725)
Sale of 6,210,000 shares of common stock	82,194					82,194
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 55,345 shares	(1,111)							(1,111)
Sales of 272,634 shares	2,900				(1,148)			4,048
Conversion of preferred stock to common stock	(1,386)						(1,386)
Balance June 30, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ -	$ (42,126)

Balance at January 1, 2001	$ 188,870	$ 201,729	$ (459)	$ (503)	$ 4,331	$ 29,965	$ 1,386	$ (47,579)
Net income	21,979	21,979
Unrealized gain on investment securities net of $59 tax liability
	89		89
Foreign currency adjustment net of $43 tax benefit
	(65)		(65)
Total comprehensive income	22,003
Deferred compensation	48			48
Cash dividends	(2,753)	(2,753)
Tax benefit on stock option exercises	1,631				1,631
Treasury stock:
Purchase of 93,760 shares	(2,220)							(2,220)
Sales of 259,393 shares	1,873	-			(1,756)			3,629
Balance June 30, 2001	$ 209,452	$ 220,955	$ (435)	$ (455)	$ 4,206	$ 29,965	$ 1,386	$ (46,170)
The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the Six Months ended June 30,	2002	2001
(In thousands)
Net income	$ 17,932	$ 21,979
Adjustments to reconcile net income to cash provided (used) by operating activities:

Depreciation, amortization, and accretion, net	6,243	4,922
Amortization and impairment of servicing assets	65,550	16,405
Provision for loan and lease losses	19,832	4,356
Gain on sale of mortgage servicing assets	(9,716)	(5,781)
Gain from sales of loans	(62,698)	(33,307)
Originated mortgage servicing assets	(64,938)	(67,983)
Originations and purchases of loans held for sale	(3,846,556)	(4,812,101)
Proceeds from sale of mortgage servicing assets	25,275	6,553
Proceeds from the sales and repayments of loans held for sale	3,966,979	4,408,404
Net decrease (increase) in trading assets	15,532	(37,026)
Net (increase) decrease in accounts receivable	(12)	22,543
Other, net	5,005	33,621
Net cash provided (used) by operating activities	138,428	(437,415)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	476	3,270
Available-for-sale	1,862	2,000
Purchase of investment securities:
Held-to-maturity	-	(83)
Available-for-sale	(77)	(595)
Net increase in interest-bearing deposits with financial institutions	(5,280)	(48,046)
Net increase in loans, excluding sales	(813,211)	(306,892)
Proceeds from sale of loans	277,428	53,160
Other, net	(2,337)	(5,532)
Net cash used by lending and investing activities	(541,139)	(302,718)

Financing activities:
Net (decrease) increase in deposits	(51,712)	485,556
Net (decrease) increase in short-term borrowings	(107,351)	301,424
Proceeds from issuance long term debt	434,968	-
Purchase of treasury stock for employee benefit plans	(1,111)	(2,220)
Proceeds from sale of stock for employee benefit plans and equity offering	84,224	3,504
Dividends paid	(3,725)	(2,753)
Net cash provided by financing activities	355,293	785,511
Effect of exchange rate changes on cash	(8)	(18)
Net (decrease) increase in cash and cash equivalents	(47,426)	45,360
Cash and cash equivalents at beginning of period	158,291	83,493
Cash and cash equivalents at end of period	$ 110,865	$ 128,853

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 45,284	$ 63,486
Income taxes	$ 6,414	$ 1,789

Noncash transactions:
Conversion of preferred stock to common stock	$ 1,386	$ -
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

We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2001, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for changes in value associated with the risk being hedged. The effect of these hedging activities, which do not have a material impact on our net income, was recorded through earnings as gain from sales of loans. Hedge ineffectiveness recorded in gain from sales of loans related to these hedging activities was immaterial.

Additionally, we enter into commitments to originate loans for which the interest rate is determined prior to funding (rate lock commitments). Rate lock commitments on first mortgage loans intended to be sold are considered to be derivatives. At the time of interest rate lock commitment, no gain or loss is recognized. Any subsequent changes in fair value are recorded in earnings. These derivatives are recorded on the balance sheet at fair value at period end.

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

NOTE 2 - INVESTMENT SECURITIES

The carrying amounts of investment securities, including a net unrealized gain of $43 thousand and a net unrealized loss of $124 thousand on available-for-sale securities at June 30, 2002 and December 31, 2001, respectively, are summarized as follows:

			June 30,	December 31,
(In thousands)			2002	2001
Held-to-maturity, at amortized cost
Obligations of states and political subdivisions			$ 4,255	$ 4,425
Mortgage-backed securities			1,200	1,507
Corporate obligations			133	133
Total held-to-maturity			5,588	6,065

Available-for-sale, at fair value
US Treasury and Government obligations			29,282	29,329
Mortgage-backed securities			1,304	2,717
Other			274	685
Total available-for-sale			30,860	32,731

Total investments			$ 36,448	$ 38,796

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

NOTE 3 - LOANS AND LEASES

Loans and leases are summarized as follows:
			June 30,	December 31,
(In thousands)			2002	2001

Commercial, financial and agricultural			$ 1,273,429	$ 1,055,307
Real estate-construction			278,369	287,228
Real estate-mortgage			357,679	490,111
Real estate-mortgage securitized			433,957	-
Consumer			29,906	38,489
Direct financing leases
Domestic			248,895	232,527
Canadian			116,689	91,816
Unearned income
Domestic			(45,659)	(44,183)
Canadian			(17,350)	(13,548)
Total loans and leases, net of unearned income			$ 2,675,915	$ 2,137,747

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES

Changes in the allowance for loan and lease losses are summarized as follows:

			June 30,	December 31,
(In thousands)			2002	2001

Balance at beginning of period			$ 22,283	$ 13,129
Provision for loan and lease losses			19,832	17,505
Charge-offs *			(6,261)	(10,441)
Recoveries			1,350	2,236
Other			82	(146)

Balance at end of period			$ 37,286	$ 22,283

* In addition, not included in the caption were charge-offs of $2.0 million and $2.3 million at June 30, 2002 and December 31, 2001, respectively, that were charged directly to a valuation allowance at our home equity line of business. This valuation allowance was recorded when approximately $38 million of loans held for sale were transferred at market value to loans held for investment in late 2001.
NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at June 30, 2002 and December 31, 2001 are $212.5 million and $228.6 million, respectively, of servicing assets. The servicing asset recorded represents the discounted cash flows of estimated future servicing income and cost. These amounts relate to the principal balances of loans that we service for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. We have periodically sold servicing assets.

Servicing Asset:
			June 30,	December 31,
(In thousands)			2002	2001

Beginning Balance			$ 228,624	$ 130,522
Additions			64,938	151,821
Amortization and impairment			(65,550)	(50,134)
Reduction for servicing sales			(15,559)	(3,585)
			$ 212,453	228,624

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:
			June 30,	December 31,
(In thousands)			2002	2001

Federal Home Loan Bank borrowings			$ 177,000	$ 212,000
Repurchase agreements and drafts payable related to mortgage loan closings			119,799	154,157
ines of credit and other			16,633	75,483
Federal funds			52,000	35,200
Commercial paper			15,180	11,123
Total			$ 380,612	487,963

Repurchase agreements at June 30, 2002 and December 31, 2001, include $0.3 million and $0.1 million respectively, in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.
Drafts payable related to mortgage loan closings totaled $119.5 million and $154.0 million at June 30, 2002 and December 31, 2001, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.
We have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 2.3% to 3.5% .

NOTE 7- LONG-TERM DEBT

Long-term debt is summarized as follows:
In thousands)	Maturity	Interest rate	June 30, 2002	December 31, 2001

Subordinated debt	7/7/2014	7.58%	$ 30,000	$ 30,000
2002-1 asset backed notes:
Interest only senior note	12/25/2004	10.00	7,138	-
Variable rate senior note	7/25/2023	2.11	124,947	-
Variable rate senior note	6/25/2029	2.13	230,692	-
Variable rate subordinate note	2/25/2029	2.74	24,964	-
Variable rate subordinate note	2/25/2029	3.34	21,063	-
Variable rate subordinate note	2/25/2029	4.09	26,164	-
Total			$ 464,968	$ 30,000

Beginning in the second quarter of 2002, we changed the structure of our securitizations resulting in the elimination of transactions accounted for as sales under generally accepted accounting principles. Securitization of loans since this time have been structured as secured financings. This type of securitization structure results in cash being received and debt being recorded. In connection with these transactions, the 2002-1 notes are collateralized by $434.0 million in home equity loans and home equity lines of credit.

NOTE 8 -- CONTINGENCIES

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

In May, 2001, Irwin Union Bank and Trust and Irwin Home Equity, our direct and indirect subsidiaries, respectively (for purposes of this paragraph, Irwin), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleges that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requests that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001, the Court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint, and the plaintiffs appealed to the United States Court of Appeals for the First Circuit. The First Circuit heard oral argument in April, 2002. We have not established any reserves for this case. If arbitration is ultimately upheld, we do not expect to suffer a material loss in this case.

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

On January 25, 2002, a jury awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including our subsidiary Irwin Mortgage, in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiffs alleged that a home rehabilitation company defrauded them by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Prior to the outcome of the jury trial, we had no reserves for this case. On February 6, 2002, plaintiffs filed a petition for attorney's fees. On the same date, Irwin Mortgage filed post-trial motions for judgment notwithstanding the verdict, new trial and/or remittitur, which is a request for the court to reduce the amount of damages awarded by the jury. In May, 2002 the court denied Irwin Mortgage's post-trial motion. In June, 2002, Irwin Mortgage filed a notice of appeal with the Maryland Court of Special Appeals.

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

NOTE 9 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
(In thousands, except share data)	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred shares	Effect of Convertible Shares	Diluted Earnings Per Share
Three months ended June 30, 2002
Net income available to common shareholders	$ 7,986	$ -	$ -	$ 700	$ 8,686
Shares	27,553	218	119	2,610	30,500
Per-Share amount	$ 0.29	$ -	$ -	$ (0.01)	$ 0.28

Three months ended June 30, 2001
Net income before cumulative effect of change in accounting principle
	$ 12,808	$ -	$ -	$ 700	$ 13,508
Shares	21,150	279	96	2,610	24,135
Per-Share amount	$ 0.61	$ (0.01)	$ -	$ (0.04)	$ 0.56

(In thousands, except share data)	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred shares	Effect of Convertible Shares	Diluted Earnings Per Share
Six months ended June 30, 2002
Net income available to common shareholders	$ 17,437	$ -	$ -	$ 1,400	$ 18,837
Shares	25,880	177	113	2,610	28,780
Per-Share amount	0.67	$ -	$ (0.01)	$ (0.01)	0.65
Cumulative effect of change in accounting principle	495				495
Per-Share amount	0.02				0.02
Net income	17,932				19,332
Per-Share amount	$ 0.69				$ 0.67

Six months ended June 30, 2001
Net income before cumulative effect of change in accounting principle	$ 21,804	$ -	$ -	$ 1,400	$ 23,204
Shares	21,109	306	96	2,610	24,121
Per-Share amount	1.03	$ (0.01)	$ (0.01)	$ (0.05)	0.96
Cumulative effect of change in accounting principle	175				175
Per-Share amount	0.01				0.01
Net income	21,979				23,379
Per-Share amount	$ 1.04				$ 0.97

NOTE 10 -- INDUSTRY SEGMENT INFORMATION
We have five principal segments that provide a broad range of financial services throughout the United States and Canada. The Mortgage Banking line of business originates, sells and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans. The Commercial Finance line of business originates loans and leases on commercial equipment. The Venture Capital line of business invests in early-stage companies that seek to transform the way financial services are delivered. Our Other segment includes the parent company and eliminations.
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2002 and 2001:
(In thousands)	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
For the three months ended June 30, 2002
Net interest income, net of provision	$ 7,607	$ 13,350	$ 14,575	$ 2,445	$ 12	$ 228	$ 38,217
Intersegment interest	-	1,593	-	-	-	(1,593)	0
Other revenue	49,588	4,221	(3,274)	842	(8)	(270)	51,099
Intersegment revenues	-	(87)	-	-	125	(38)	0
Total net revenues	57,195	19,077	11,301	3,287	129	(1,673)	89,316
Other expense	41,605	12,098	18,256	3,049	135	1,126	76,269
Intersegment expenses	527	344	597	-	-	(1,468)	0
Income (loss) before taxes	15,063	6,635	(7,552)	238	(6)	(1,331)	13,047
Income taxes	5,879	2,576	(3,021)	118	(2)	(481)	5,069
Income (loss) before Minority Interest	$ 9,184	$ 4,059	($ 4,531)	$ 120	($ 4)	($ 850)	$ 7,978
Minority interest	-	-	-	(8)	-	-	(8)
Net income (loss)	9,184	4,059	(4,531)	128	(4)	(850)	7,986
Assets at June 30, 2002	$ 795,162	$ 1,813,463	$ 894,122	$ 300,269	$ 6,548	$ 18,018	$3,827,582
For the three months ended June 30, 2001
Net interest income, net of provision	$ 6,748	$ 10,319	$ 14,516	$ 1,395	$ (121)	$ (1,810)	$ 31,047
Intersegment interest	(269)	-	(549)	(5)	-	823	0
Other revenue	47,417	3,404	19,334	349	(2,202)	114	68,416
Intersegment revenues	-	53	-	-	135	(188)	0
Total net revenues	53,896	13,776	33,301	1,739	(2,188)	(1,061)	99,463
Other expense	40,296	10,257	23,074	2,225	301	2,239	78,392
Intersegment expenses	347	644	113	-	-	(1,104)	0
Income (loss) before taxes	13,253	2,875	10,114	(486)	(2,489)	(2,196)	21,071
Income taxes	5,098	1,134	4,045	(69)	(926)	(808)	8,474
Income (loss) before Minority Interest	8,155	1,741	6,069	(417)	(1,563)	(1,388)	12,597
Minority interest	-	-	-	(211)	-	-	(211)
Net income (loss)	8,155	1,741	6,069	(206)	(1,563)	(1,388)	12,808
Assets at June 30, 2001	$ 977,956	$ 1,443,616	$ 662,296	$ 201,686	$ 11,100	$ (34,915)	$3,261,739
(In thousands)	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
For the six months ended June 30, 2002
Net interest income, net of provision	$ 15,631	$ 27,415	$ 26,130	$ 4,406	$ 22	$ (1,304)	$ 72,300
Intersegment interest	-	1,449	-	(2)	-	(1,447)	0
Other revenue	99,405	8,370	(631)	1,629	(1,482)	(284)	107,007
Intersegment revenues	-	109	-	-	326	(435)	0
Total net revenues	115,036	37,343	25,499	6,033	(1,134)	(3,470)	179,307
Other expense	81,831	23,917	36,715	5,946	298	2,122	150,829
Intersegment expenses	1,061	538	1,186	-	-	(2,785)	0
Income (loss) before taxes	32,144	12,888	(12,402)	87	(1,432)	(2,807)	28,478
Income taxes	12,622	5,000	(4,961)	108	(573)	(1,121)	11,075
Income (loss) before Minority Interest	19,522	7,888	(7,441)	(21)	(859)	(1,686)	17,403
Minority Interest	-	-	-	(34)	-	-	(34)
Income (loss) before cumulative effect of change in accounting principle	19,522	7,888	(7,441)	13	(859)	(1,686)	17,437
Cumulative effect of change in accounting principle	-	-	-	495	-	-	495
Net income (loss)	$ 19,522	$ 7,888	$ (7,441)	$ 508	$ (859)	$ (1,686)	$17,932
Assets at June 30, 2002	$ 795,162	$ 1,813,463	$ 894,122	$ 300,269	$ 6,548	$ 18,018	$3,827,582
For the six months ended June 30, 2001
Net interest income, net of provision	$ 10,329	$ 19,885	$ 29,653	$ 2,495	$ (261)	$ (3,505)	$ 58,596
Intersegment interest	(663)	(57)	(1,077)	(24)	-	1,821	0
Other revenue	89,480	6,475	36,442	705	(4,707)	1,831	130,226
Intersegment revenues	-	105	-	-	390	(495)	0
Total net revenues	99,146	26,408	65,018	3,176	(4,578)	(348)	188,822
Other expense	74,835	19,903	48,993	4,355	414	4,475	152,975
Intersegment expenses	699	1,312	263	-	-	(2,274)	0
Income (loss) before taxes	23,612	5,193	15,762	(1,179)	(4,992)	(2,549)	35,847
Income taxes	9,299	2,051	6,305	(207)	(1,985)	(1,209)	14,254
Income (loss) before Minority Interest	14,313	3,142	9,457	(972)	(3,007)	(1,340)	21,593
Minority Interest	-	-	-	(211)	-	-	(211)
Income (loss) before cumulative effect of change in accounting principle	14,313	3,142	9,457	(761)	(3,007)	(1,340)	21,804
Cumulative effect of change in accounting principle	175	-	-	-	-	-	175
Net income (loss)	$ 14,488	$ 3,142	$ 9,457	$ (761)	$ (3,007)	$ (1,340)	$21,979
Assets at June 30, 2001	$ 977,956	$ 1,443,616	$ 662,296	$ 201,686	$ 11,100	$ (34,915)	$3,261,739

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as: "expect(s)," "expected," "expectation(s)," "estimate(s)," "estimated," "assumption(s)," "believe(s)," "forecasts," "projections," "projected," "may," "would," "will," "should," "might," "as long as," "anticipate(d)," "probable," and similar expressions are intended to identify forward-looking statements, which may include, among other things:

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

Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, potential changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in selling residual assets as contemplated; difficulties in delivering loans to the secondary market as planned or in funding loans through securitization transactions as planned; difficulties in expanding our business or raising capital and other funding sources as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; legislative or regulatory changes, including changes in the interpretation of new capital rules; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, uncertainty in the national economy may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission.

Consolidated Overview

Three Months Ended June 30, 2002		Three Months Ended June 30, 2001	Six Months Ended June 30, 2002	Six Months Ended June 30, 2001
Net income (millions)	$8.0	$12.8	$17.9	$22.0
Basic earnings per share(1, 2)	0.29	0.61	0.69	1.04
Diluted earnings per share(1, 2)	0.28	0.56	0.67	0.97
Return on average equity	9.76%	25.35%	11.98%	22.51%
Return on average assets	0.88	1.69	1.00	1.57

__________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the six months ended June 30, 2002 was $0.67 basic and $0.65 diluted.
(2) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the six months ended June 30, 2001 was $1.03 basic and $0.96 diluted.

We recorded net income of $8.0 million for the three-month period ended June 30, 2002, down 37.6% from the same period in 2001. Net income per diluted share was $0.28 during the three-month period ended June 30, 2002, down from $0.56 during the same period a year earlier. Return on equity for the second quarter totaled 9.76% compared with 25.35% during the same period a year earlier.

For the year to date, we recorded net income of $17.9 million or $0.67 per diluted share. This represents decreases of 18.4% and 30.9%, respectively, compared to the same period in 2001. Return on equity for the six-month period ended June 30, 2002 was 11.98% compared with 22.51% during the same period a year earlier.

The decreased earnings per share and return on equity listed above reflect the elimination of the use of gain-on-sale accounting in our home equity line of business and dilution from a first quarter common stock offering. The accounting change and dilution combined to offset strong performance by our mortgage and commercial banking lines of business.

     Irwin Financial Corporation has five principal lines of business:

  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank and Trust Company)
  Commercial banking (includes Irwin Union Bank and Trust and Irwin Union Bank, F.S.B.)
  Home equity lending (includes Irwin Home Equity Corporation, Irwin Residual Holdings Corporation, Irwin Residual Holdings Corporation II, and the related activities of Irwin Union Bank and Trust)
  Commercial finance (Irwin Capital Holdings)
  Venture capital (includes Irwin Ventures LLC and the related activities of Irwin Union Bank and Trust)

  The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net income (loss):	(In thousands)
Mortgage Banking	$9,184	$8,155	$19,522	$14,488
Commercial Banking	4,059	1,741	7,888	3,142
Home Equity Lending	(4,531)	6,069	(7,441)	9,457
Commercial Finance	128	(206)	508	(761)
Venture Capital	(4)	(1,563)	(859)	(3,007)
Other (including consolidating entries)	(850)	(1,388)	(1,686)	(1,340)
	$7,986	$12,808	$17,932	$21,979

  Our mortgage banking line of business earned $9.2 million during the second quarter, up 13% from a year ago. These results were achieved during a period characterized by declining and volatile interest rate changes due to uncertainty in the capital markets. Compared with the same period a year ago, results in the second quarter of 2002 reflect lower loan originations and increased servicing amortization and impairment and increased sale of servicing rights during the quarter.
  Our commercial banking line of business continued to grow its loan portfolio during the second quarter of 2002, while its margin increased to 4.08%, up from 3.82% during the same period a year ago.
  Our home equity lending line of business lost money during the quarter as a result of its transition from gain-on-sale to portfolio treatment for its secured financings as discussed in the following section. The on-balance sheet portion of this portfolio increased to $648 million at June 30, 2002.
  Our commercial finance line of business was profitable during the second quarter of 2002, primarily reflecting portfolio growth.
  Our venture capital line of business operated at breakeven during the second quarter.

Earnings Outlook

 Given the current economic and business climate, we expect estimated consolidated net income of at least $36 million in 2002 and approximately $54 million in 2003.1 Changes in federal banking regulations for securitization residual interests have caused us to eliminate the use of securitization structures that require gain-on-sale accounting under SFAS 140 at least as long as credit-enhancing interest-only strips exceed 25% of Tier 1 capital. This will have the effect of delaying income recognition for our home equity line of business when compared to past practice. Although this change in accounting policy will delay income recognition in 2002 for the home equity line of business, we expect to remain solidly profitable as we transition off gain-on-sale accounting. In addition, management anticipates that, after 2002, we can again achieve our long-term financial objectives of annual earnings per share growth of at least 12 percent and return on common equity of greater than 15 percent.

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

The following section summarizes our recent performance by line of business.

Mortgage Banking

The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income	$7,659	$6,380	$15,833	$9,590
Provision for loan losses	(52)	99	(202)	76
Loan origination fees	14,882	16,088	29,431	27,531
Gain on sales of loans	24,737	26,323	52,971	44,436
Loan servicing fees	13,893	12,228	28,627	24,798
Amortization of servicing assets	(12,491)	(7,699)	(24,609)	(14,241)
Impairment of servicing assets	(47,973)	(344)	(37,240)	(611)
Gain (loss) on derivatives	45,430	(4,062)	37,302	(754)
Gain on sales of bulk servicing rights	9,809	3,689	9,716	5,781
Other income	1,301	1,194	3,207	2,540
Total net revenue	57,195	53,896	115,036	99,146
Operating expense	(42,132)	(40,643)	(82,892)	(75,534)
Income before taxes	15,063	13,253	32,144	23,612
Income taxes	(5,879)	(5,098)	(12,622)	(9,299)
Net income before cumulative effect of change in accounting principle	9,184	8,155	19,522	14,313
Cumulative effect of change in accounting principle	0	0	0	175
Net income	$9,184	$8,155	$19,522	$14,488

Selected Operating Data:
Mortgage loan originations	$1,897,162	$2,468,737	$3,846,556	$4,359,940
Servicing sold as a % of production	96.6%	28.5%	51.4%	43.9%

Selected Balance Sheet Data at End of Period:			June 30,	December 31,
			2002	2001
			(Dollars in thousands)
Total assets			$795,162	$926,946
Mortgage loans held for sale			437,147	503,757
Mortgage servicing assets			192,455	211,201
Short-term debt			409,947	385,640
Shareholder's equity			41,707	63,150
Selected Operating Data:
Servicing portfolio:
Balance at end of period			13,466,335	12,875,532
Weighted average coupon rate			7.01%	7.23%
Weighted average servicing fee			0.39	0.45

Overview

In our mortgage banking line of business, Irwin Mortgage, in combination with Irwin Union Bank and Trust, originates, purchases, sells and services conventional and government agency-backed residential mortgage loans throughout the United States. Because most of our mortgage originations either are insured by an agency of the federal government, such as the FHA or the VA, or, in the case of conventional mortgages, meet requirements for sale to the FNMA or the FHLMC, we are able to remove substantially all of the credit risk of these loans from our balance sheet. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase from correspondents. We believe this balance between mortgage loan originations and mortgage loan servicing provides us a partial natural hedge against interest rate changes, which has helped stabilize our revenue stream.

Our mortgage banking line of business is currently our largest contributor to revenue, comprising 64% of our total revenues in both the three- and six-month periods ended June 30, 2002, compared to 54% and 53%, respectively, in the same periods in 2001. Our mortgage banking line of business contributed 115% and 64% of our net income for the three months ended June 30, 2002 and 2001, respectively, and 109% and 66% of our net income during the six month periods ended June 30, 2002 and 2001, respectively.

Net Income

Net income from mortgage banking for the three months ended June 30, 2002 was $9.2 million, compared to $8.2 million during the same period in 2001, an increase of 12.6%. The second quarter increase primarily relates to gains from the sale of servicing rights offset by lower loan originations and increased servicing amortization and impairment. Year to date, net income was $19.5 million compared to $14.5 million in 2001. The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months ended June 30,		Six Months ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Total originations	$1,897,162	$2,468,737	$3,846,556	$4,359,940
Percent retail loans	33.99%	33.15%	34.79%	33.54%
Percent wholesale loans	58.99	62.55	58.50	62.08
Percent brokered(1)	7.01	4.30	6.71	4.37
Percent refinances	39.23	50.39	46.33	52.88

 __________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned                                by unrelated third parties.

Mortgage loan originations for the three months ended June 30, 2002 totaled $1.9 billion, down 23.2% from the same period in 2001. For the year, originations totaled $3.8 billion, down 11.8% from 2001. Lower production in 2002 was a result of reduced refinanced loans that accounted for 39.2% of loan production for the second quarter of 2002 and 46.3% year to date. This compares to 50.4% and 52.9%, respectively, for 2001.

Net Revenue

Net revenue for the three and six months ended June 30, 2002 totaled $57.2 million and $115.0 million, compared to $53.9 million and $99.1 million for the three and six months ended June 30, 2001.

Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the second quarter of 2002 totaled $7.6 million, compared to $6.4 million for the same period in 2001, an increase of 20.0%. Net interest income year to date increased 65.1% to $15.8 million. This increase is a result of an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet.

Origination income is recognized when loans are sold. Lower secondary market deliveries caused mortgage loan origination income to decrease 7.5% during the second quarter in 2002 to $14.9 million, compared to $16.1 million during the same period in 2001. Year to date origination income was up 6.9% to $29.4 million.

Gain on sale of loans is income recognized when loans are pooled and sold into the secondary mortgage market. As a result of reduced originations and secondary market activity during the second quarter of 2002, gains on the sale of loans during this period decreased 6.0% compared to the same period in 2001. Year-to-date, gain on sales of loans increased 19.2% to $53.0 million as secondary market conditions were more favorable early in the year.

Servicing fee income is recognized by collecting fees, which range between 25 and 44 basis points base fee, annually on the principal amount of the underlying mortgages. Servicing fee income totaled $13.9 million and $28.6 million for the three and six months ended June 30, 2002, an increase of 13.6% and 15.4%, respectively, compared to the same periods in 2001, primarily reflecting the increasing size of the servicing portfolio.

Amortization expense relates to mortgage servicing rights and is based on the estimated lives of the underlying loans. Amortization expense totaled $12.5 million for the three months ended June 30, 2002, compared to $7.7 million for the same period in 2001. Year-to-date amortization expense totaled $24.6 million and $14.2 million for 2002 and 2001, respectively. This increase in 2002 relates primarily to the increase in the underlying servicing portfolio and decrease in interest rates.

Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata-by-strata basis. Impairment expense totaled $48.0 million and $37.2 million during the second quarter and year-to-date 2002, compared to impairment expense of $0.3 million and $0.6 million during the same periods in 2001. Fluctuating interest rates impacted the impairment expense recorded over these periods.

The impairment recorded in the second quarter of 2002 was largely offset by hedging gains of $45.4 million during the same period. Hedging losses of $4.1 million were recorded during the same period in 2001. Year to date, hedging gains of $37.3 million offset impairment of $37.2 million. Year to date hedging losses for 2001 totaled $0.8 million. At June 30, 2002, the mortgage banking line of business held a $17.2 billion notional amount of Eurodollar future contracts to economically hedge these servicing assets. The current hedging activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as other assets, and changes in fair value are adjusted through earnings as other income, while the underlying servicing asset being hedged is accounted for at the lower of cost or market.

Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow, whether through bulk sales or ongoing servicing fees. Total servicing sales represented 96.6% and 51.4% of loan originations for the second quarter and year-to-date 2002, compared to 28.5% and 43.9% of originations for the second quarter and year-to-date 2001. The decision to sell or retain servicing is based on a balance of current market conditions and the interest rate risk tolerance of the business.

Operating Expenses

The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$27,271	$27,474	$53,033	$49,855
Other expenses	14,861	13,169	29,859	25,679
Total operating expenses	$42,132	$40,643	$82,892	$75,534
Number of employees(1)			1,589	1,366

                    _____________
                     (1) On a full-time equivalent basis.

Operating expenses for the three and six months ended June 30, 2002 totaled $42.1 million and $82.9 million, respectively, an increase of 3.7% and 9.7%, respectively, over the same periods in 2001. Salaries and employee benefits during the second quarter of 2002 decreased 0.7% over the same period of 2001. Year to date, salaries and employee benefits increased 6.4% to $53.0 million. This increase is reflective of increased headcount as a result of strong production levels over the past few quarters.

Mortgage Servicing

The following table shows information about our mortgage servicing portfolio for the periods indicated:

	Six Months Ended June 30,	Year Ended December 31,
	2002	2001
	(Portfolio in billions)
Beginning portfolio	$12.9	$9.2
Mortgage loan closings (excludes brokered)	3.6	8.8
Sales of servicing rights	(1.8)	(2.3)
Run-off(1)	(1.2)	(2.8)
Ending portfolio	$13.5	$12.9
Number of loans (end of period)	118,454	123,291
Average loan size	$113,684	$104,432
Percent GNMA and state housing programs	49%	60%
Percent conventional insured and other	47	33
Percent warehouse	4	7
Delinquency ratio	5.8	7.8
Capitalized servicing to servicing portfolio	1.4	1.6

                                         __________
                                        (1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

Our mortgage servicing portfolio totaled $13.5 billion at June 30, 2002, a 4.6% increase from the December 31, 2001 balance of $12.9 billion. The mortgage banking line of business has followed a strategy of managing interest rate risk associated with the servicing portfolio by selling servicing rights on those loans that are most likely to refinance should interest rates decline.

We record mortgage servicing assets at the lower of their cost or market value, and we record a valuation allowance for any impairment. At June 30, 2002, the market value of these assets was estimated to be $203.3 million in the aggregate, or $10.8 million greater than the carrying value on the balance sheet. At December 31, 2001, we estimated the market value of these assets to be $239.7 million in the aggregate, or $28.5 million greater than the carrying value on the balance sheet.

Commercial Banking

The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Interest income	$27,491	$26,632	$53,463	$51,407
Interest expense	(10,208)	(14,609)	(20,089)	(29,075)
Net interest income	17,283	12,023	33,374	22,332
Provision for loan and lease losses	(2,340)	(1,704)	(4,510)	(2,504)
Noninterest income	4,134	3,457	8,479	6,580
Operating expense	(12,442)	(10,901)	(24,455)	(21,215)
Income before taxes	6,635	2,875	12,888	5,193
Income taxes	(2,576)	(1,134)	(5,000)	(2,051)
Net income	$4,059	$1,741	$7,888	$3,142

Selected Balance Sheet Data at
End of Period:			June 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$1,813,463	$1,648,294
Loans			1,711,395	1,514,957
Allowance for loan and lease losses			(17,836)	(14,643)
Deposits			1,599,119	1,456,376
Shareholder's equity			138,782	129,179
Daily Averages:			June 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets			$1,706,009	$1,402,589
Loans			1,599,542	1,276,003
Allowance for loan and lease losses			(16,132)	(11,038)
Deposits			1,505,729	1,253,725
Shareholder's equity			131,805	85,312
Shareholder's equity to assets			7.73%	6.08%

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

Net Income

Commercial banking net income increased to $4.1 million during the second quarter of 2002, compared to $1.7 million during the same period in 2001. Year-to-date net income totaled $7.9 million in 2002 compared to net income of $3.1 million for the same period in 2001. Results during the first six months of 2002 reflect year-over-year growth of $9.0 million in net interest income after provision for loan losses and a $1.9 million increase in other revenues, principally service charges on deposit accounts.

Net Interest Income

The following table provides information about net interest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net interest income on a taxable equivalent basis(1)	$17,335	$12,081	$33,478	$22,448
Average interest earning assets	1,705,806	1,269,338	1,651,217	1,203,821
Net interest margin	4.08%	3.82%	4.09%	3.76%

                      ___________
                             (1) Reflects what net interest income would be if all interest income were subject to federal and state income taxes.

Net interest income on a taxable equivalent basis was $33.5 million for the first half of 2002, an increase of 49.1% over the same period in 2001 of $22.4 million. The 2002 increase relates to an improvement in net interest margin, as discussed below, and a $0.4 billion increase in average interest earning assets compared to the same period in 2001.

Net interest margin is computed by dividing annualized net interest income by average interest earning assets. Net interest margin for the second quarter of 2002 was 4.08%, compared to 3.82% for the second quarter of 2001. Year-to-date net interest margin for 2002 was 4.09% compared to 3.76% for 2001. The improvement in 2002 reflects reduced reliance on higher-rate wholesale funding sources. The line of business increased its core deposits to $1.3 billion, an annual increase of 39%, reflecting success in deposit gathering initiatives.

Noninterest Income

The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Trust fees	$499	$558	$1,063	$1,151
Service charges on deposit accounts	1,178	657	2,354	1,178
Insurance commissions, fees and premiums	449	468	880	921
Gain from sales of loans	839	654	1,888	1,033
Loan servicing fees, net	21	(45)	(18)	(47)
Brokerage fees	361	373	719	809
Other	787	792	1,593	1,535
Total noninterest income	$4,134	$3,457	$8,479	$6,580
Total noninterest income to total net revenues	21.7%	25.1%	22.7%	24.9%

Noninterest income during the first half of 2002 increased 28.9% over 2001. This increase was due primarily to higher gain from sales of loans related to increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place mid-2001.

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended June 30		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$7,572	$6,456	$14,672	$12,422
Other expenses	4,870	4,445	9,783	8,793
Total operating expenses	$12,442	$10,901	$24,455	$21,215
Number of employees at period end(1)			442	430

                              __________
                              (1) On a full-time equivalent basis.

Operating expenses during the first half of 2002 were $24.5 million, an increase of 15.3% over the same period of 2001. During the same six-month period, net revenues increased 41.4%, indicative of improved operating efficiency.

Balance Sheet

Total assets for the quarter ended June 30, 2002 averaged $1.8 billion compared to $1.4 billion as of December 31, 2001. Average earning assets for the quarter ended June 30, 2002 were $1.7 billion compared to $1.3 billion as of December 31, 2001. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts in new markets. Average deposits for the second quarter totaled $1.6 billion, compared to $1.4 billion at year end.

Credit Quality

The allowance for loan losses and provision for loan losses have increased in the first six months of 2002 over 2001, reflecting general economic conditions, portfolio growth and increased charge-offs. Nonperforming loans are down from year end but have increased $1.9 million since June 30, 2001. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:
			June 30,	December 31,
			2002	2001
	(Dollars in thousands)
Nonperforming loans			$4,196	$7,077
Other real estate owned			143	100
Total nonperforming assets			$4,339	$7,177
Nonperforming assets to total assets			0.24%	0.44%
Allowance for loan losses			$17,836	$14,643
Allowance for loan losses to total loans			1.04%	0.97%
	Three Months Ended June 30:		Six Months Ended June 30:
	2002	2001	2002	2001
	(Dollars in thousands)
Provision for loan losses	$2,340	$1,704	$4,510	$2,504
Net charge-offs	602	332	1,317	731
Net charge-offs to average loans	0.15%	0.11%	0.17%	0.13%

Home Equity Lending

 The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$20,457	$14,267	$38,590	$28,876
Provision for loan losses	(5,882)	(300)	(12,460)	(300)
Gain on sales of loans	363	18,732	7,307	33,308
Loan origination fees	0	254	777	351
Loan servicing fees	3,482	3,306	7,010	6,287
Amortization and impairment of servicing assets	(1,584)	(611)	(3,242)	(1,167)
Trading losses on residual assets	(5,757)	(2,477)	(13,059)	(2,546)
Other income	222	130	576	209
Total net revenues	11,301	33,301	25,499	65,018
Operating expenses	(18,853)	(23,187)	(37,901)	(49,256)
Income (loss) before taxes	(7,552)	10,114	(12,402)	15,762
Income taxes	3,021	(4,045)	4,961	(6,305)
Net income (loss)	$(4,531)	$6,069	$(7,441)	$9,457
Selected Operating Data:
Loan volume:
Lines of credit	$104,234	$221,172	$205,426	$372,134
Loans	163,491	50,233	309,036	80,027
Loans sold	0	218,683	180,780	401,975

Selected Balance Sheet Data:			June 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$894,122	$602,226
Home equity loans, net of allowance for loan losses(2)			634,811	343,972
Residual assets -- trading(1)			183,310	199,071
Short-term debt			21,500	138,527
Long-term debt			434,968	0
Shareholders' equity			163,625	135,493
Selected Operating Data:
Total managed portfolio balance at end of period			2,098,678	2,064,542
Total managed plus subservicing portfolio balance at end of period			2,409,686	2,317,975
Weighted average coupon rate:
Lines of credit			10.85%	11.11%
Loans			13.57	13.38
Net home equity charge-offs to average managed home equity portfolio			2.96	1.82
Delinquency ratio			4.60	5.07

                             __________
                             (1) Includes $122 million of residual assets at June 30, 2002 that would be considered credit-enhancing interest-only strips (CEIOS) under new federal banking regulations.
                       (2) Includes $434.0 of collateralized loans at June 30, 2002, as part of a secured financing

Overview

In our home equity lending line of business we originate, purchase, securitize and service home equity loans and lines of credit nationwide. We generally sell the loans through securitization transactions and whole loan sales. We continue to service the loans we securitize and sell. We target creditworthy, homeowning consumers who are active, unsecured credit card debt users. Target customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit. We market our home equity products through direct mail, telemarketing, mortgage brokers and correspondent lenders nationwide and through Internet-based solicitations. To address the new capital rules discussed later in this section, in 2002 we are using on-balance sheet financing and whole loan sales and eliminating our use of securitization structures requiring gain-on-sale accounting and creation of residual interests.

Securitizations

The securitization structures we have used prior to 2002 have involved "true sales" of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. We have recognized gain on the sale of loans in the period in which such loans were sold, although we receive cash (representing the excess spread and servicing fees) over the lives of the loans. Concurrent with recognizing such gain on sale, we have recorded the excess spread as a residual interest, which is indicated on our consolidated balance sheet as part of "trading assets." We recognized gain on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments.

Based on changes to our funding practices to adjust to new capital rules discussed later in this section, we have begun using securitization structures that are not accounted for using gain-on-sale treatment but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

Net Income

Our home equity lending business recorded a net loss of $4.5 million during the three months ended June 30, 2002, compared to net income for the same period in 2001 of $6.1 million. Year to date a loss of $7.4 million was recorded in 2002 compared to net income of $9.5 million during the same period a year earlier. The decline is reflective of the transition this line of business is making away from securitization structures accounted for under SFAS 140 using gain-on-sale accounting treatment.

Net Revenue

Net revenue for the three and six months ended June 30, 2002 totaled $11.3 million and $25.5 million, respectively, compared to net revenue for the same periods in 2001 of $33.3 million and $65.0 million. The reduction in revenues is a result of additional impairment charges (trading losses) against the residual asset reflecting higher anticipated credit losses, increased provision for loan losses as the line of business begins to build an on-balance sheet loan portfolio, and reduced gain-on-sale revenues related to the transition away from gain-on-sale accounting.

During the second quarter of 2002, our home equity lending business produced $267.7 million of home equity loans, compared to $271.4 million during the same period of 2001, a 1.4% decrease. For the year to date, loan volume was $514.5 million in 2002 and $452.2 million in 2001. Our home equity lending business had $648.1 million of loans in portfolio at June 30, 2002, compared to loans of $346.2 million at December 31, 2001. Included in the loan balance at June 30, 2002 were $434.0 million of collateralized loans as part of a secured financing.
Net interest income increased to $20.5 million for the three months ended June 30, 2002, compared to the first quarter of 2001 net interest income of $14.3 million. Net interest income year to date totaled $38.6 million compared to $28.9 million year to date 2001. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Interest income on the residual interests totaled $8.8 million and $18.1 million, respectively, during the three- and six-month periods ended June 30, 2002, up 16% and 22%, respectively, from the same periods in 2001, reflecting larger residual balances and a higher discount rate on all residuals.

Gain on sales of loans for the three months ended June 30, 2002 totaled $0.4 million, compared to $18.7 million during the same period in 2001. Gain on sales of loans totaled $7.3 million for the six-month period ended June 30, 2002, a decrease from $33.3 million during the same period a year earlier. This significant decline in gains compared to 2001 relates to the transition away from securitization structures requiring gain-on-sale accounting. We had one securitization accounted for under gain-on-sale accounting during the first quarter of 2002 which involved securitizing $31.7 million of loans as part of a final delivery of a third quarter 2001 securitization transaction. We also had a securitization of $439 million of loans during the second quarter that we accounted for as a secured financing. See further discussion of this subject in the section titled, "Securitizations."

The decrease in loan origination fees in 2002 compared to 2001 relates to the transition the line of business has made to portfolio accounting. Under this new accounting model, loan origination fees are deferred and accreted into income as an adjustment to net interest income over the life of the underlying loans. Previously, loan origination fees had been recognized as income when the related loans were securitized.

Amortization and impairment of servicing assets includes amortization expense and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At June 30, 2002, net servicing assets totaled $17.1 million, compared to a balance of $15.3 million at December 31, 2001. Servicing asset amortization and impairment expense totaled $3.2 million for the first half of 2002, compared to $1.2 million for the same period in 2001.

Trading losses represent downward adjustments to the carrying values of our residual assets. Trading losses totaled $5.8 million during the second quarter of 2002, compared to losses of $2.5 million during the same period a year earlier. Trading losses for the first half of 2002 were $13.1 million compared to losses of $2.5 million during the first half of 2001. The higher trading losses in 2002 relate to increased charge-offs we have experienced over the past few quarters reflective of higher occurrence of losses. Residual interests had a balance of $183.3 million at June 30, 2002 and $199.1 million at December 31, 2001. Included in the market valuation assumptions are estimated lives of the loans, expected losses and discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet.

Operating Expenses

The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$10,701	$13,782	$22,628	$30,394
Other	8,152	9,405	15,273	18,862
Total operating expenses	$18,853	$23,187	$37,901	$49,256
Number of employees at period end			713	663

Operating expenses were $18.9 million and $37.9 million for the three and six months ended June 30, 2002, respectively, compared to $23.2 million and $49.3 million for the same periods in 2001. These decreases relate primarily to decreased salaries and employee benefits related to minority interest compensation.

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

A provision for loan losses of $5.9 million was recorded during the second quarter. This provision increases the allowance for loan losses to $13.3 million. This allowance represents our estimate of inherent losses in the $648.1 million on-balance sheet loan portfolio at this line of business. There was a $0.3 million provision on a small loan portfolio in 2001. Nearly all of the home equity line of business loans were classified as held for sale at June 30, 2001, and were carried at lower of cost or market.

The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:
			June 30,	December 31,
			2002	2001
			(Dollars in thousands)
Nonperforming loans			$7,498	$7,210
Other real estate owned			1,655	1,904
Total nonperforming assets			$9,153	$9,114
Nonperforming assets to total assets			1.02%	1.51%
Allowance for loan losses			$13,286	$2,220
Allowance for loan losses to total loans			2.05%	0.64%
	For the Three Months Ended June 30:		For the Six Months Ended June 30:
	2002	2001	2002	2001
Provision for loan losses	$5,883	$300	$12,460	$300
Net charge-offs	2,682	N/A	5,055	N/A
Net charge-offs to average loans	2.1%	N/A	2.1%	N/A

As mentioned earlier, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 and into 2002 as the line of business moved away from gain-on-sale accounting and began to build a loan portfolio. Included in charge-offs for the three months and six months ended June 30, 2002, were approximately $2.0 million and $3.7 million, respectively, of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses account. Instead, these charge-offs were made directly to a lower of cost or market allowance that was established in late 2001 when we transferred approximately $38 million of home equity loans held for sale to the held for investment category. This valuation allowance account is expected to be depleted during the third quarter of this year.

Servicing Mix

We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity servicing portfolio on a percentage basis as of June 30, 2002 and December 31, 2001:
State	June 30, 2002	December 31, 2001
California	22.7%	23.6%
Florida	7.5	7.5
Virginia	5.7	5.7
Ohio	4.9	5.0
Maryland	4.6	4.3
All other states	54.6	53.9
Total	100%	100%
Total servicing portfolio (in thousands)	$2,409,686	$ 2,317,975

The following table provides a breakdown of our home equity lending portfolio by product type, outstanding principal balance and weighted average coupon as of June 30, 2002:
	Amount	% of Total	Weighted Average Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$491,955	20.4%	11.8%
Home equity lines of credit < = 100% CLTV	511,228	21.2	9.6
Total < = 100% CLTV	1,003,184	41.6	10.7
Home equity loans > 100% CLTV	966,383	40.1	14.8
Home equity lines of credit > 100% CLTV	306,961	12.7	12.2
Total > 100% CLTV	1,273,344	52.8	14.2
First mortgages	67,135	2.8	8.8
Other (Immediate Credit and Visa Platinum Product)	66,023	2.8	14.0
Total	$2,409,686	100%	12.6%

At June 30, 2002, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions on our owned portfolio are as follows:
June 30, 2002
(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$183,310
Weighted-average life (in years)	2.67

Prepayment speed assumptions (annual rate)	26.19%
Impact on fair value of 10% adverse change (28.81%)	$(2,367)
Impact on fair value of 25% adverse change (32.74%)	(5,497)

Expected credit losses (annual rate)	3.30%
Impact on fair value of 10% adverse change (3.63%)	$(8,896)
Impact on fair value of 25% adverse change (4.13%)	(22,135)

Residual cash flows discount rate (average annual rate)	18.54%
Impact on fair value of 10% adverse change (20.39%)	$(6,712)
Impact on fair value of 25% adverse change (23.18%)	(15,956)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value of residuals based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities.

Securitization Transactions and Assumptions

The table below details information with respect to pool sizes and age for the entire portfolio we service, including product for which we no longer retain credit risk. The underlying assumptions included in this table are consistent with the underlying assumptions for the portfolio for which we continue to retain credit risk:
	Original Balance Sold	Current Balance	Month Closed	Age of Deal (Months)	Actual Annualized Loss Rate as a % of Original Balance	Actual Cumulative Losses as a % of Original Balance	Original Projected Cumulative Losses as a % of Original Balance	Original Projected Cumulative Losses (Lifetime) as a % of Original Balance	Remaining Projected Cumulative Losses (Lifetime) as a % of Original Balance	Weighted Average Future Prepayment Speed Assumption	Weighted Average Coupon
Core HELOCs (<= 100% CLTV)
97-2 HELOCs	$ 69,998	$ 8,023	Nov-97	56	0.27%	1.26%	1.30%	1.39%	0.09%	42%	11.17%
98-1 HELOCs	$ 124,280	$ 28,243	Jun-98	49	0.29%	1.20%	1.38%	1.97%	0.59%	40%	9.60%
2000-1 HELOCs	$ 66,803	$ 31,486	Sep-00	22	0.50%	0.91%	1.12%	2.16%	1.04%	46%	9.75%
2001-1 HELOCs	$ 27,719	$ 19,094	Mar-01	16	0.46%	0.61%	0.48%	2.97%	2.49%	34%	9.57%
2001-2 HELOCs	$ 64,018	$ 50,217	Sep-01	10	0.16%	0.14%	0.63%	4.39%	3.76%	25%	9.25%
Total/Weighted Average	$ 352,818	$ 137,063		36	0.31%	0.92%	1.11%	2.41%	1.30%	35%	9.60%

Core HELs (<= 100% CLTV)
97-2 HELs	$ 60,000	$ 6,624	Nov-97	56	0.23%	1.08%	1.21%	1.25%	0.04%	43%	13.79%
98-1 HELs	$ 70,005	$ 10,660	Jun-98	49	0.15%	0.62%	1.19%	1.43%	0.24%	50%	12.44%
99-1 HELs	$ 89,999	$ 18,841	Feb-99	41	0.29%	0.99%	1.15%	1.39%	0.24%	50%	11.68%
99-2 HELs	$ 45,000	$ 12,333	May-99	38	0.58%	1.84%	1.29%	1.86%	0.57%	47%	11.36%
99-3 HELs	$ 107,657	$ 36,143	Nov-99	32	0.54%	1.45%	1.26%	1.92%	0.66%	50%	12.52%
2000-1 HELs	$ 123,971	$ 57,110	Sep-00	22	0.53%	0.97%	0.94%	1.96%	1.02%	47%	12.55%
2001-1 HELs	$ 124,951	$ 68,990	Mar-01	16	0.21%	0.28%	0.63%	1.97%	1.34%	46%	12.38%
2001-2 HELs	$ 227,760	$ 192,741	Sep-01	10	0.06%	0.05%	0.11%	4.71%	4.60%	20%	11.27%
Total/Weighted Average	$ 849,343	$ 403,442		27	0.32%	0.71%	0.79%	2.53%	1.74%	35%	11.85%

First Mortgages (<= 100% CLTV)
98-1 First	$ 7,495	$ 2,102	Jun-98	49	0.00%	0.00%	0.77%	0.88%	0.11%	59%	8.84%
99-1 First	$ 60,001	$ 29,096	Feb-99	41	0.08%	0.26%	0.70%	0.89%	0.19%	36%	8.53%
99-2 First	$ 15,021	$ 7,089	May-99	38	0.07%	0.24%	0.63%	0.84%	0.21%	34%	8.54%
99-3 First	$ 25,246	$ 15,151	Nov-99	32	0.35%	0.95%	0.56%	0.86%	0.30%	26%	9.21%
2001-1 First	$ 4,058	$ 3,062	Mar-01	16	0.00%	0.00%	0.26%	0.75%	0.49%	22%	9.64%
Total/Weighted Average	$ 111,821	$ 56,500		38	0.12%	0.39%	0.65%	0.87%	0.22%	33%	8.79%

125 HELOCs
98-1 HELOC125s	$ 7,499	$ 1,880	Jun-98	49	1.67%	6.84%	5.97%	8.65%	2.68%	31%	12.29%
99-3 HELOC125s	$ 38,320	$ 20,080	Nov-99	32	2.39%	6.37%	5.35%	9.93%	4.57%	26%	12.03%
2000-LB1 HELOC125s	$ 29,919	$ 20,168	Jun-00	25	1.93%	4.02%	4.60%	10.77%	6.17%	23%	12.89%
2001-1 HELOC 125s	$ 30,812	$ 24,034	Mar-01	16	2.78%	3.70%	1.84%	11.41%	9.58%	20%	13.36%
2001-2 HELOC 125s	$ 70,295	$ 63,858	Sep-01	10	0.42%	0.35%	0.77%	15.46%	14.69%	17%	11.71%
Total/Weighted Average	$ 176,845	$ 130,020		20	1.88%	3.13%	2.82%	12.47%	9.65%	20%	12.26%

125 HELs
99-2 HEL125s	$ 119,978	$ 48,541	May-99	38	1.84%	5.83%	5.15%	7.57%	2.42%	34%	13.70%
99-3 HEL125s	$ 70,658	$ 33,322	Nov-99	32	2.04%	5.43%	4.97%	7.82%	2.85%	35%	14.84%
2000-A1 HEL125s	$ 123,698	$ 104,113	Jun-00	25	1.40%	2.92%	3.35%	5.32%	1.96%	35%	13.65%
2000-1 HEL125s	$ 166,330	$ 62,473	Sep-00	22	1.60%	2.94%	3.82%	9.06%	5.24%	28%	15.25%
2001-1 HEL125s	$ 219,765	$ 159,235	Mar-01	16	1.04%	1.39%	2.93%	10.15%	7.22%	24%	15.00%
2001-2 HEL125s	$ 313,367	$ 285,872	Sep-01	10	0.37%	0.31%	0.38%	15.15%	14.77%	14%	14.99%
Total/Weighted Average	$ 1,013,796	$ 693,556		20	1.39%	2.30%	2.75%	10.46%	7.71%	23%	14.81%

PNB 99-1 HELOCs (<= 100% CLTV) Acquired October 2000
PNB 1999-1 HELOC	$ 500,000	$ 146,380	May-99	38	0.82%	2.61%	3.01%	4.12%	1.11%	29%	10.62%

Immediate Credit (Program discontinued)
99-3 HEL ImmedCredit	$ 524	$ 196	Nov-99	32	5.35%	14.28%	13.34%	24.60%	11.26%	18%	14.90%
99-3 HELOC ImmedCredit	$ 13,903	$ 4,700	Nov-99	32	7.83%	20.89%	13.06%	24.10%	11.04%	23%	13.28%
2000-LB1 HELOC ImmedCredit	$ 69,267	$ 32,479	Jun-00	25	6.96%	14.51%	13.20%	27.37%	14.17%	25%	13.71%
Total/Weighted Average	$ 83,694	$ 37,375		26	7.13%	15.57%	13.18%	26.81%	13.63%	25%	13.66%

Grand Total/Weighted Average	$ 3,088,317	$ 1,604,336		27	0.92%	2.09%	2.28%	6.54%	4.27%	28%	12.78%

Home Equity Servicing

Our home equity lending business continues to service loans it has securitized. We earn a servicing fee of approximately 75 to 100 basis points of the outstanding principal balance of the securitized loans treated as sales under generally accepted accounting principles. For loans treated as secured financings, the servicing fee is implicit in the yield of the underlying loans. The following table shows certain information about our home equity servicing portfolio, which includes loans held on the balance sheet as well as securitized loans:
	June 30, 2002	December 31, 2001
	(In thousands)
Managed portfolio including subservicing	$2,409,686	$ 2,317,975
Managed portfolio	2,098,678	2,064,542
Delinquency ratio	4.60%	5.07%

In our home equity lending business, we retain credit risk on loans we originate, whether funded on- or off-balance sheet. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio was 4.60% at June 30, 2002, and 5.07% at December 31, 2001. The credit quality of the home equity loans underlying previous securitizations continues to perform within management's long-term expectations, despite the current economic uncertainty.

Impact of Recent Change to Regulatory Capital Rules

The federal banking regulators, including the Federal Reserve, our principal regulator, have adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitizations and other securitized transactions. In general, the new rules require a banking institution that has certain credit-enhancing residual interests ("CEIOS")in an amount that exceeds 25% of its Tier 1 capital to deduct the after-tax excess amount of these CEIOS from Tier 1 capital for purposes of computing risk-based capital ratios.

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

We believe these new rules apply to many, if not all, of the securitization transactions historically done by our home equity line of business to fund loan production. The residual assets we now own exceed the 25% concentration limit in the new capital treatment rules. The CEIOS included in our residual assets as of June 30, 2002 comprised 28% of our consolidated Tier 1 capital. By the end of 2002, we expect our CEIOS to have declined below the 25% concentration limit.

We have financed the significant growth in our home equity lending line of business to date using transaction structures that create residual interests through "gain-on-sale" accounting -- transactions accounted for as sales under SFAS 140. To mitigate the impact of the new rules, beginning in 2002 we have eliminated our use of these securitization structures that require gain-on-sale accounting treatment at least as long as CEIOS exceed 25% of Tier 1 capital. We believe using on-balance sheet financing or whole loan sale transactions rather than using off-balance sheet gain-on-sale treatment under SFAS 140 will allow continued access to the capital markets for cost-effective, matched funding of our loan assets, while not meaningfully affecting or changing our cash flows, nor changing the longer term profitability of our home equity lending operation.

Changing our securitization practices has significantly affected the financial results of our home equity line of business in 2002. The key financial impacts have included:

  By using on-balance sheet financing to fund our home equity loan originations, we are required to change the timing of revenue recognition on these assets under generally accepted accounting principles. For assets funded on-balance sheet, we record interest income over the life of the loans, as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through securitization transactions accounted for as a sale under SFAS 140, we have recorded revenue as gain-on-sale at the time of loan sale based on the difference between proceeds and allocated cost basis of the loans sold. We have also recognized residual interests based on the discounted present value of anticipated revenue streams over the expected lives of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by these different financing structures.
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
  After the initial transition period, as the portfolio of on-balance sheet home equity loans continues to grow, we should record increased levels of net interest income sufficient to cover ongoing expenses and credit losses. We would then expect to be in a position to resume profitable growth in this line of business. We may also pursue selective opportunities to sell whole loans in cash sale transactions if attractive terms can be negotiated. We completed one such transaction during the first quarter of 2002. We currently anticipate that our home equity lending line of business will return to profitability in the third and fourth quarters of 2002, although total results for the year are expected to be a loss.

Commercial Finance

In our commercial finance line of business, we originate transactions from an established North American network of brokers and vendors and through direct sales to franchisees. The majority of our loans and leases are full payout (i.e., no residual), small-ticket assets secured by commercial equipment. We finance a variety of types of commercial and office equipment and try to limit the industry and geographic concentrations in our loan and lease portfolio.

The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$3,726	$2,144	$7,119	$3,879
Provision for loan and lease losses	(1,281)	(754)	(2,715)	(1,408)
Noninterest income	842	349	1,629	705
Total net revenues	3,287	1,739	6,033	3,176
Salaries, pension, and other employee expense	(2,107)	(1,452)	(4,292)	(2,890)
Other expense	(942)	(773)	(1,654)	(1,465)
Income (loss) before taxes and minority interest	238	(486)	87	(1,179)
Income taxes	(118)	69	(108)	207
Income (loss) before minority interest	120	(417)	(21)	(972)
Minority interest	8	211	34	211
Income (loss) before cumulative effect of change in accounting principle	128	(206)	13	(761)
Cumulative effect of change in accounting principle	0	0	495	0
Net Income (Loss)	$128	$(206)	$508	$(761)
Selected Operating Data
Net charge-offs	$1,251	$1,034	$2,129	$1,494
Total fundings of loans and leases	46,184	39,705	85,863	73,628
Selected Balance Sheet Data at End of Period:			June 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$300,269	$266,670
Leases			301,285	264,827
Allowance for lease losses			(5,254)	(4,587)
Shareholders' equity			26,753	17,819
Net interest margin			5.16%	4.64%

Overview

During the three and six months ended June 30, 2002, our commercial finance line of business had net income of $0.1 million and $0.5 million, compared to losses of $0.2 million and $0.8 million for the same periods of 2001. Prior to a cumulative effect of accounting change related to the reversal of unamortized negative goodwill related to a 2000 acquisition, the line of business broke-even during the first half of 2002. The one-time accounting change was required under SFAS 142, "Goodwill and Other Intangible Assets," a new accounting standard effective January 1, 2002.

Our commercial finance line of business originated $46.2 million in leases during the second quarter of 2002, and $85.9 million year to date, compared to $39.7 million for the second quarter of 2001 and $73.6 million year to date. The line of business portfolio at quarter end was $301.3 million, compared to its portfolio at December 31, 2001 that totaled $264.8 million.

Credit Quality

We had nonperforming loans and leases at June 30, 2002 totaling $4.6 million, compared to non-performing loans and leases at December 31, 2001 totaling $3.9 million. Allowance for loan and lease losses at June 30, 2002 was $5.3 million, representing 1.74% of total loans and leases, compared to a balance at December 31, 2001 of $4.6 million, representing 1.73% of total loans and leases. Net charge-offs recorded by the commercial finance line of business during the first half of 2002 were $2.1 million. Net charge-offs for the first half of 2001 were $1.5 million. The increased nonperformings, charge-offs and allowance was principally the result of loan and lease growth. The following table shows information about our nonperforming assets in this line of business and our allowance for loan and lease losses:

			June 30,	December 31,
			2002	2001
			(Dollars in thousands)
Nonperforming loans and leases			$4,551	$3,923
Nonperforming assets to total assets			1.52%	1.47%
Allowance for loan and lease losses			$5,254	$4,587
Allowance for loan and lease losses to total loans and leases			1.74%	1.73%

	Three Months Ended June 30:		Six Months Ended June 30:
	2002	2001	2002	2001
	(Dollars in thousands)
Provision for loan and lease losses	$1,281	$754	$2,715	$1,408
Net charge-offs	1,251	1,034	2,129	1,494
Net charge-offs to average loans and leases	1.76%	2.27%	1.54%	1.65%

The following table provides certain information about our loan and lease portfolio at the dates shown:

	June 30,	December 31,
	2002	2001
	(Dollars in thousands)
Domestic loans and leases	$201,947	$186,560
Weighted average yield	10.38%	10.60%
Delinquency ratio	1.30	2.16
Canadian leases(1)	$99,338	$78,267
Weighted average yield	11.26%	11.17%
Delinquency ratio	1.51	1.69

                                                               __________
                                                               (1) In U.S. dollars.

Venture Capital

The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income (expense)	$12	$(121)	$22	$(261)
Mark-to-market adjustment on investments	(0)	(2,202)	(1,465)	(4,702)
Noninterest income	117	135	309	385
Total net revenues	129	(2,188)	(1,134)	(4,578)
Operating expense	(135)	(301)	(298)	(414)
Loss before taxes	(6)	(2,489)	(1,432)	(4,992)
Income tax benefit	2	926	573	1,985
Net loss	$(4)	$(1,563)	$(859)	$(3,007)
Selected Balance Sheet Data at End of Period:			June 30, 2002	December 31, 2001
			(In thousands)
Investment in portfolio companies (cost)			$11,554	$10,696
Mark-to-market adjustment			(5,401)	(3,936)
Carrying value of portfolio companies			$6,153	$6,760

Overview

In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in six private companies as of June 30, 2002, with an aggregate investment cost of $11.6 million and a carrying value of $6.2 million.

During the three months ended June 30, 2002, the venture capital line of business reported near break-even results compared to a net loss of $1.6 million during the same period a year ago. This line of business recorded a net loss of $0.9 million during the six months ended June 30, 2002 compared to a net loss of $3.0 million during the same period in 2001. These losses reflect portfolio valuation adjustments due to effects of the recession on the sales cycles of development stage companies.

Other

Results at our parent and other businesses totaled a net loss of $0.9 million and $1.7 million for the three and six months ended June 30, 2002, compared to a net loss of $1.4 million and $1.3 million during the same periods in 2001. These losses at the parent company relate primarily to operating expenses in excess of management fees charged to the lines of business.

Consolidated Income Statement Analysis

Net Income

We recorded net income of $8.0 million for the three months ended June 30, 2002, down 37.6% from net income of $12.8 million for second quarter of 2001. Year to date we recorded net income of $17.9 million in 2002 compared to net income in 2001 of $22.0 for the same period. Net income per share (diluted) was $0.28 for the second quarter of 2002, down from $0.56 per share in 2001. Year to date, net income per share (diluted) was $0.67 for 2002, down from $0.97 per share in 2001. These results reflect the elimination of the use of gain-on-sale accounting in our home equity lending business as well as dilution from our recent common stock offering. Return on equity was 9.76% for the three months ended June 30, 2002 and 25.35% for the same period in 2001.Year-to-date return on equity was 11.98% for 2002 and 22.51% for 2001.

Net Interest Income

Net interest income on a fully tax equivalent basis for the six months ended June 30, 2002 totaled $92.2 million, up 46.2% from 2001 net interest income of $63.1 million for the same period. Net interest margin for the first half of 2002 was 5.94% compared to 5.14% for the first half of 2001.

The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:
	June 30, 2002			June 30, 2001
	Average Balance	Interest	Yield/Rate(3)	Average Balance	Interest	Yield/ Rate (3)
Assets	(In thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$20,450	$159	1.57%	$68,914	$1,446	4.23%
Federal funds sold	2,691	30	2.25	4,154	89	4.27
Trading assets	204,936	18,068	17.78	166,459	14,738	17.85
Taxable investment securities	33,476	1,236	7.45	28,433	1,158	8.21
Tax-exempt investment securities(1)	4,296	171	8.03	4,877	194	8.02
Loans held for sale	498,117	19,096	7.73	867,841	47,603	11.06
Loans and leases, net of unearned income(1)(2)	2,365,034	99,899	8.52	1,332,013	60,572	9.17
Total interest-earning assets	3,129,000	$138,659	8.94%	2,472,691	$125,800	10.26%
Noninterest-earning assets:
Cash and due from banks	98,224			67,373
Premises and equipment, net	34,733			30,421
Other assets	368,880			291,346
Less allowance for loan and lease losses	(28,658)			(13,901)
Total assets	$3,602,179			$2,847,930

	June 30, 2002			June 30, 2001
	Average Balance	Interest	Yield/Rate(3)	Average Balance	Interest	Yield/ Rate (3)
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market checking	$134,318	$353	0.53%	$95,225	$664	1.14%
Money market savings	567,517	4,349	1.55	328,544	7,335	4.50
Regular savings	55,196	791	2.89	52,253	1,060	4.09
Time deposits	1,077,817	22,406	4.19	918,265	28,848	6.34
Short-term borrowings	573,979	7,524	2.64	590,441	16,251	5.55
Long-term debt	34,655	1,36	7.93	27,517	1,160	8.50
Trust preferred securities distribution	198,500	9,638	9.79	153,500	7,408	9.73
Total interest-bearing liabilities	2,641,982	$46,424	3.54%	2,165,745	$62,726	5.84%

Noninterest-bearing liabilities:
Demand deposits	457,834			356,343
Other liabilities	200,418			128,982
Shareholders' equity	301,945			196,860
Total liabilities and shareholders' equity	$3,602,179			$2,847,930
Net interest income		$92,235			$63,074
Net interest income to average interest-earning assets			5.94%			5.14%

__________
(1) Interest is reported on a fully taxable equivalent basis using a federal income tax rate of 35%.
(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
(3) Annualized for interim periods.

Provision for Loan and Lease Losses

The consolidated provision for loan and lease losses for the second quarter of 2002 was $9.5 million, compared to $2.8 million for the same period in 2001. Year to date, the provision for 2002 was $19.8 million, compared to $4.4 million in 2001. More information on this subject is contained in the section on credit risk.

Noninterest Income

Noninterest income during the three months ended June 30, 2002 totaled $51.1 million, compared to $68.4 million for the second quarter of 2001. Noninterest income of $107.0 million was recorded for the six months ended June 30, 2002 and $130.2 million for the same period in 2001. The decrease was primarily a result of our move away from gain-on-sale accounting at the home equity lending line of business. For further discussion, see the "Home Equity Lending" section.

Noninterest Expense

Noninterest expenses for the three and six months ended June 30, 2002 totaled $76.3 million and $150.8 million, respectively, down slightly compared to $78.4 million and $153.0 million for the same periods in 2001.

Consolidated Balance Sheet Analysis

Total assets at June 30, 2002 were $3.8 billion, up 11.0% from December 31, 2001. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for the first half of 2002 were $3.6 billion, up 14.8% from December 31, 2001. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business.

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
	June 30,	December 31,
	2002	2001
	(In thousands)
Commercial, financial and agricultural	$1,273,429	$1,055,307
Real estate construction	278,369	287,228
Real estate mortgage	791,636	490,111
Consumer	29,906	38,489
Direct lease financing:
Domestic	248,895	232,527
Canadian	116,689	91,816
Unearned income:
Domestic	(45,659)	(44,183)
Canadian	(17,350)	(13,548)
Total	$2,675,915	$2,137,747

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2002	2001
	(In thousands)
U.S. Treasury and government obligations	$29,283	$29,329
Obligations of states and political subdivisions	4,255	4,425
Mortgage-backed securities	2,504	4,224
Other	406	818
Total	$36,448	$38,796

Deposits

Total deposits as of June 30, 2002 averaged $2.3 billion compared to average deposits as of December 31, 2001 of $2.3 billion. Demand deposits at June 30, 2002 averaged $457.8 million, a 9.1% increase over December 31, 2001. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first half of 2002, these escrow accounts averaged $306.7 million compared to an average of $294.8 million at year end. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2002, institutional broker-sourced deposits totaled $474.8 million compared to a balance of $577.3 million at December 31, 2001.

Short-Term Borrowings

Short-term borrowings during the first half of 2002 averaged $574.0 million compared to an average of $596.1 million during the fourth quarter in 2001, a decrease of 3.71%. The decrease is primarily a result of timing of secondary market activities.

Long-Term Debt

Long-term debt increased approximately $435 million compared to December 31, 2001. This increase relates to the change we have made at the home equity lending line of business away from securitization structures requiring gain-on-sale accounting. The new securitization structures result in loans and securitized borrowings being recorded on the balance sheet.

Capital

Shareholders' equity averaged $301.9 million during the first half of 2002, up 44.8% compared to the year ended December 31, 2001. Shareholders' equity balance of $329.3 million at June 30, 2002 represented $11.87 per common share, compared to $10.84 per common share at December 31, 2001. The majority of this increase is reflective of our sale in the first quarter of 6.2 million shares of common stock, resulting in net proceeds of approximately $82 million. We paid $1.9 million in dividends the second quarter of 2002, or $3.7 million year to date, reflecting an increase of $0.0025 per share from last year.

The following table sets forth our capital and capital ratios at the dates indicated:

	June 30,	December 31,
	2002	2001
	(In thousands)
Tier 1 capital	$423,613	$295,021
Tier 2 capital	158,220	173,316
Total risk-based capital	$581,833	$468,337
Risk-weighted assets	$4,666,089	$4,329,973
Risk-based ratios:
Tier 1 capital	9.08%	6.81%
Total capital	12.47	10.82
Tier 1 leverage ratio	11.43	9.36
Ending shareholders' equity to assets	8.60	6.75
Average shareholders' equity to assets	8.38	6.65

At June 30, 2002, our total risk-adjusted capital ratio was 12.47% compared to 10.0%, which is required to be considered "well-capitalized" by the regulators. At December 31, 2001, our total risk-adjusted capital ratio was 10.8%. Our ending equity to assets ratio at June 30, 2002 was 8.60% compared to 6.75% at December 31, 2001. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the six-month period ended June 30, 2002 was 8.38% compared to 6.65% for the year 2001. The increase in our capital ratios is primarily the result of our February 2002 common stock offering mentioned above.

To assist Irwin Union Bank and Trust in generating deposits in new markets, we began a program in 1999 to issue our non-coupon, convertible preferred shares to certain qualified investors thought to be in a position to support deposit growth. Under the program, each preferred share was issued for cash at approximately the market price of one common share and would automatically convert into one common share at a determined future date. If a banking branch reached a specified level of deposits prior to the conversion date, the number of common shares into which a preferred share would convert would be increased by as much as 25%, depending upon the date on which the deposit level was attained. On June 28, 2002, all 96,336 preferred shares under this program converted, at the 25% premium, into 120,441 common shares.

Inflation

Since substantially all of our assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates. We attempt to control the impact of interest rate fluctuations by managing the relationship between interest rate sensitive assets and liabilities.

Risk Management

We are engaged in businesses that involve the assumption of risks including:

  Credit risk
  Liquidity risk
  Interest rate risk
  Regulatory risk
  Operational risk

Each line of business that assumes risk uses a formal process to manage these risks. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed. Our Chairman, President, and Chief Financial Officer participate in each of our subsidiaries' risk management process. We have recently implemented certain steps designed to enhance our consolidated risk management function. We have instituted a company-wide risk management system at the holding company level and have adopted board policies that establish specified growth and residual asset concentration limits. In addition to strengthening our overall operational and financial risk management, these changes are designed to provide independent review and enhancement of our home equity valuation models, ensure consistency in the business modeling methodologies we use relating to our different lines of business, and establish independent control of our risk reporting, surveillance and model parameter changes.

Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. In addition, the mortgage banking line of business assumes some credit risk, although its mortgages typically are insured.

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

The allowance for loan and lease losses is an estimate based on our judgement. The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis that incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, with an estimated loss ratio applied against each. The loss ratio is generally based upon the previous three years' loss experience for each loan type.

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

Net charge-offs for the three months ended June 30, 2002 were $4.6 million, or 0.78% of average loans, compared to $1.3 million, or 0.41% of average loans during the second quarter of 2001. Net charge-offs for the six month period ended June 30, 2002, were $8.6 million compared to $2.4 million during the same period in 2001. At June 30, 2002, the allowance for loan and lease losses was 1.39% of outstanding loans and leases, compared to 1.04% at year-end 2001. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality in late 2001 and early 2002, as well as the new balance sheet treatment of home equity loans. As mentioned earlier, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 and into 2002 as the line of business moved away from gain-on-sale accounting and began to build a loan portfolio. Included in the second quarter charge-offs were approximately $2.0 million of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses account. Instead, these charge-offs were made directly to a lower of cost or market allowance that was established in late 2001 when we transferred approximately $38 million of home equity loans held for sale to the held for investment category. This valuation allowance account is expected to be depleted during the third quarter of this year.

Total nonperforming loans and leases at June 30, 2002, were $17.3 million, compared to $19.2 million at December 31, 2001. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2002 were 0.65%, compared to 0.90% at December 31, 2001. The most notable improvement in nonperforming loans compared to year end was at the commercial banking line of business where nonperforming loans declined to $4.2 million, a decrease of 41% compared to year end.

Other real estate we owned totaled $4.6 million at June 30, 2002, up from $4.4 million at December 31, 2001. The increase in 2002 was primarily attributable to the mortgage banking lines of business. Total nonperforming assets at June 30, 2002 were $21.8 million, or 0.57% of total assets. Nonperforming assets at December 31, 2001, totaled $23.5 million, or 0.68% of total assets.

The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2002	2001
Accruing loans past due 90 days or more:	(In thousands)
Commercial, financial and agricultural loans	$38	$1,146
Real estate mortgages	--	--
Consumer loans	305	157
Lease financing:
Domestic	541	1,624
Canadian	78	68
	962	2,995
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	3,356	5,066
Real estate mortgages	8,470	8,115
Consumer loans	535	708
Lease financing:
Domestic	2,690	1,180
Canadian	1,259	1,088
	16,310	16,157
Total nonperforming loans and leases	17,272	19,152
Other real estate owned:
Other real estate owned	4,577	4,388
Total nonperforming assets	$21,849	$23,540
Nonperforming loans and leases to total loans and leases	0.65%	0.90%
Nonperforming assets to total assets	0.57%	0.68%

Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $21.8 million of nonperforming assets at June 30, 2002, were concentrated at our lines of business as follows:

Mortgage banking	$3.8 million
Home equity lending	9.2 million
Commercial banking	4.3 million
Commercial finance	4.5 million

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

The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2002, the ratio of loans and loans held for sale to total deposits was 137.9%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale and second mortgage loans financed through matched-term secured financing. The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans. Since we sell a high percentage of these first mortgage loans within a 30-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. In addition, we have a total of $0.4 billion of matched-term secured funding for our second mortgage loans. Excluding first mortgage loans held for sale and second mortgage loans funded with secured financing, the loan-to-deposit ratio was 99.3% at June 30, 2002.

Interest Rate Risk. Because assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

An asset/liability management committee (ALMC) at each of our lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Our parent company ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented on each line of business ALMC. We incorporate many factors into the financial model, including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.
Our commercial banking, home equity lending, and commercial finance lines of business assume interest rate risk in the pricing of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of off-balance sheet hedging.

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

The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2002. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

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

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2002, although certain accounts such as "Official Checks and Due From" are "normalized" whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

The net asset value sensitivities do not necessarily represent the changes in the lines of business' net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management.

Specifically, the volume of derivative contracts entered into to economically hedge mortgage servicing rights, or MSRs, fluctuates from quarter to quarter, depending upon market conditions. We monitor hedge positions frequently and rebalance them as needed. It is unlikely that the volume of hedge positions would remain constant over large fluctuations in interest rates. MSR hedge contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

Also note a categorization change whereby all non-interest bearing escrow deposits related to our first mortgage business are now being classified under the category "Deposits" in the Economic Value table below. Previously, some of these deposits were excluded from the table since they are non-interest bearing. While escrow deposits remain non-interest bearing, we believe the reclassification to be more consistent with our overall approach. The interest sensitivity of these deposits has been, and will continue to be, reported under the category "Mortgage Servicing Rights." For the 6/30/02 Economic Value table, approximately $140 million of such escrow deposits, which would have previously been excluded from the table, are included under the category "Deposits." The change has no impact on the GAAP-Based Value table below.

Economic Value Change Method

	Present Value at June 30, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets Loans and other assets	$2,985,062	$2,943,377	$2,903,177	$2,863,919	$2,825,198
Loans held for sale	437,809	437,653	437,389	437,128	436,869
Mortgage servicing rights	99,803	140,635	220,144	311,866	338,131
Residual interests	160,485	171,059	183,310	196,632	210,132
Interest sensitive financial derivatives	107,900	65,237	16,845	(30,522)	(72,863)
Total interest sensitive assets incl. financial derivatives	3,791,059	3,757,961	3.760,865	3,779,023	3,737,467
Interest SensitiveLiabilities Deposits	(2,276,714)	(2,261,416)	(2,245,931)	(2,230,981)	(2,216,540)
Short-term borrowings	(358,237)	(358,050)	(357,752)	(357,460)	(357,165)
Long-term debt	(698,829)	(689,030)	(678,214)	(661,435)	(645,910)
Total interest sensitive Liabilities	(3,333,780)	(3,308,496)	(3,281,897)	(3,249,876)	(3,219,615)
Net market value as of June 30, 2002	$ 457,279	$ 449,465	$ 478,968	$ 529,147	$ 517,852
Change from current	$ (21,689)	$ (29,503)	$ --	$ 50,179	$ 38,884
Net market value as of December 31, 2001	$ 363,161	$ 371,850	$ 431,775	$ 490,274	$ 528,499
Potential change	$ (68,614)	$ (59,925)	$ --	$ 58,499	$ 96,724

GAAP-Based Value Change Method
	Present Value at June 30, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
Interest Sensitive Assets	(In thousands)
Loans and other assets(1)	$ --	$ --	$ --	$ --	$ --
Loans held for sale	437,389	437,389	437,389	437,128	436,869
Mortgage servicing rights	99,803	140,635	220,144	311,866	338,131
Residual interests	160,485	171,059	183,310	196,632	210,132
Interest sensitive financial Derivatives	107,900	65,237	16,845	(30,522)	(72,863)
Total interest sensitive Assets	805,577	814,320	857,688	915,104	912,269
Interest Sensitive Liabilities Deposits(1)	--	--	--	--	--
Short-term borrowings(1)	--	--	--	--	--
Long-term debt(1)	--	--	--	--	--
Total interest sensitive liabilities(1)	--	--	--	--	--
Net market value as of June 30, 2002	$ 805,577	$ 814,320	$ 857,688	$ 915,104	$ 912,269
Change from current	$ (52,111)	$ (43,368)	$ --	$ 57,416	$ 54,581
Net market value as of December 31, 2001	$ 1,085,076	$ 1,101,062	$ 1,145,978	$ 1,149,916	$ 1,160,674
Potential change	$ (60,902)	$ (44,916)	$ --	$ 3,938	$ 14,696

__________
(1) Value does not change in GAAP presentation.

Regulatory risk. The financial services business is highly regulated. Statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks, thrifts and mortgage companies by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.

We are registered as a "bank holding company" with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the related regulations, referred to as the BHC act. We are subject to regulation, supervision and examination by the Federal Reserve and as part of this process, we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to, the following areas:

-minimum capital requirements
-consumer protection
-community reinvestment
-deposit insurance

Operational risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include the potential for processing errors, internal or external fraud, failure of computer systems, and external events that are beyond the control of the corporation, such as natural disasters.

The Board of Directors of Irwin Financial Corporation has ultimate accountability for the level of operational risk assumed by the Corporation. The Board guides management by approving the business strategy and significant policies of the Corporation. Management and the Board have also established a control environment that encourages a high degree of control consciousness and raising of potential problems to senior management and the Board on a timely basis.

Pursuant to the direction from the Board, primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we have started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new operational risk oversight function reports to the Audit Committee of the Board of Directors and to the Executive Risk Management Committee of the Corporation, which is led by the Chairman of the Board of Directors.

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

We hedge the fixed versus floating component of certain of our residual interests with interest rate caps, which had a fair value of $0.8 million and a notional amount of $62.2 million at June 30, 2002. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. We record adjustments to fair values as other income on the income statement. For the six months ended June 30, 2002, we recorded a $57,000 loss related to these derivative products.

We hedged our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. For the three- and six-month periods ended June 30, 2002, we recorded gains of $45.4 million and $37.3 million, respectively, on these hedges. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as other income. At June 30, 2002, we held $17.2 billion in notional amount of Eurodollar contracts, with expirations ranging from the third quarter of 2002 to the first quarter of 2009. The indices underlying these Eurodollar futures contracts are the current and future three-month LIBOR rates. We also held swaption positions with a notional value totaling $2.0 billion at June 30, 2002, with a final maturity of October 2, 2002.

Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $9.9 million and $8.2 million as of June 30, 2002. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the loan portfolio, and have an average remaining maturity of approximately seven months.

We own foreign currency forward contracts to protect the value of intercompany loans made to Onset Capital Corporation and denominated in Canadian dollars against changes in the Canadian-U.S. exchange rate. We had a notional amount of $70.7 million in forward contracts outstanding as of June 30, 2002. For the six months ended June 30, 2002, we recognized losses on these contracts of $2.8 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain, net of these contracts, was $0.4 million during the six-month period ended June 30, 2001.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

 The quantitative and qualitative disclosures about market risk are reported in the Risk Management section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, found on pages 43 through 48.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Stamper et.al. v. A Home of Your Own, Inc. et.al.

As reported previously, a jury in the Baltimore, Maryland, City Circuit Court in Stamper awarded $1.434 million jointly and severally against the defendants, including our subsidiary Irwin Mortgage Corporation. Irwin Mortgage filed post-trial motions for judgment notwithstanding the verdict, new trial and/or remittitur, which is a request for the court to reduce the amount of damages awarded by the jury. In May, 2002, the court denied Irwin Mortgage's post-trial motion. In June, 2002, Irwin Mortgage filed a notice of appeal with the Maryland Court of Special Appeals.

Item 2. Changes in Securities and Use of Proceeds.

(c) The Corporation issued shares of common stock pursuant to elections made by six out of eight of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees as indicated in the table below. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Date Issued	Number of Shares

June 30, 2002	868

Item 4. Submission of Matters to a Vote of Security Holders.

 (a) The Annual Meeting of Shareholders of Registrant was held on April 25, 2002.

(b) The following directors were elected at the meeting to serve until 2005:

	Affirmative Votes	Abstained
William I. Miller	21,886,423	2,910,332
John A. Nash	21,887,531	2,909,224
Timothy Solso	24,361,488	435,267

The following directors are currently serving terms that expire as indicated:

Sally A. Dean - 2004
David W. Goodrich - 2003
John T. Hackett - 2003
William H. Kling - 2004
Brenda J. Lauderback - 2003
John C. McGinty - 2003
Lance R. Odden - 2004

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

10.21	*Irwin Financial Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.21 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835).
10.22	*Irwin Union Bank Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.22 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835).
10.23	*Irwin Home Equity Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.23 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835).
10.24	*Irwin Mortgage Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.24 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835).
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835).
10.26	*Onset Capital Corporation Employment Agreement.
10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives
10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives
11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.
99.1	Certification of the Chairman and the President Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

8-K	April 19, 2002	Attaching news release announcing first quarter earnings conference call
8-K	April 23, 2002	Attaching news release announcing first quarter earnings.
8-K	April 25, 2002	Attaching news release announcing second quarter dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: August 13, 2002	By:___________/s/_________________________
Gregory F. Ehlinger
Chief Financial Officer

By:__________/s/___________________________
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)