Form 10-K/A
period 2001-12-31
IRWIN FINANCIAL CORPORATION
filed 2002-09-30
CIK 52617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-K/A
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                        OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   EXCHANGE ACT OF 1934

   FOR THE TRANSITION PERIOD FROM           TO           .

                           COMMISSION FILE NUMBER 0-6835

                          IRWIN FINANCIAL CORPORATION
            (Exact Name of Corporation as Specified in its Charter)

                INDIANA                      35-1286807
    (State or Other Jurisdiction of       (I.R.S. Employer
    Incorporation or Organization)       Identification No.)

500 WASHINGTON STREET COLUMBUS, INDIANA         47201
    (Address of Principal Executive          (Zip Code)
               Offices)

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

* Includes associated rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

   SELECTED PORTIONS OF THE FOLLOWING DOCUMENTS                PART OF FORM 10-K INTO WHICH INCORPORATED
---------------------------------------------------            -----------------------------------------
Definitive Proxy Statement for Annual Meeting of                               Part III
Shareholders to be held April 25, 2002

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

EXPLANATORY NOTE:

     This Form 10-K/A is being filed to correct an inadvertent error in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2001. On page 66, the Report of Independent Accountants incorrectly referred to Note 23 in the date of the audit opinion. The correct reference should have been to Note 24. There are no other changes to Item 8 or to the Annual Report on Form 10-K for the year ended December 31, 2001.

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

/s/ PricewaterhouseCoopers LLP
Chicago, Illinois
January 22, 2002, except as to Note 24, which is as of February 25, 2002.

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

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IRWIN FINANCIAL CORPORATION

September 30, 2002                        /s/ GREGORY F. EHLINGER
                                          --------------------------------------
                                          Gregory F. Ehlinger
                                          Senior Vice President and
                                          Chief Financial Officer

                                 CERTIFICATIONS

     I, William I. Miller, Chief Executive Officer of Irwin Financial Corporation (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-K/A of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Date: September 30, 2002                  /s/ WILLIAM I. MILLER
                                          --------------------------------------
                                          Name: William I. Miller
                                          Title: Chief Executive Officer

     I, Gregory F. Ehlinger, Chief Financial Officer of Irwin Financial Corporation (the "Company"), certify that:

     1. I have reviewed this annual report on Form 10-K/A of the Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report.

Date: September 30, 2002                  /s/ GREGORY F. EHLINGER
                                          --------------------------------------
                                          Name: Gregory F. Ehlinger
                                          Title: Chief Financial Officer

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Irwin Financial Corporation (the "Company") on Form 10-K/A for the period ended December 31, 2001, as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, William I. Miller, Chief Executive Officer, hereby certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 30, 2002                 /s/ WILLIAM I. MILLER
                                          --------------------------------------
                                          William I. Miller
                                          Chief Executive Officer

               CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Irwin Financial Corporation (the "Company") on Form 10-K/A for the period ended December 31, 2001 as filed with the Securities and Exchange Commission on the date hereof, (the "Report"), I, Gregory F. Ehlinger, Chief Financial Officer of the Company, hereby certify, to the best of my knowledge and belief, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 30, 2002                 /s/ GREGORY F. EHLINGER
                                          --------------------------------------
                                          Gregory F. Ehlinger
                                          Chief Financial Officer