Form 10-Q
period 2002-09-30
IRWIN FINANCIAL CORPORATION
filed 2002-11-14
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes __X__ No _____

As of November 6, 2002, there were outstanding 27,760,052 common shares, no par value, of the Registrant.

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(In thousands, except for shares)	September 30,	December 31,
Assets:	2002	2001
Cash and cash equivalents	$ 145,467	$ 158,291
Interest-bearing deposits with financial institutions	31,217	14,247
Trading assets - residual interests	168,425	199,071
Investment securities (Market value: $42,982 in 2002 and $38,937 in 2001) - Note 2	42,340	38,796
Loans held for sale	773,117	502,086
Loans and leases, net of unearned income - Note 3	2,778,136	2,137,747
Less: Allowance for loan and lease losses - Note 4	(47,299)	(22,283)
	2,730,837	2,115,464
Servicing assets - Note 5	155,752	228,624
Accounts receivable	41,015	41,996
Accrued interest receivable	16,769	14,063
Premises and equipment, net	33,447	34,988
Other assets	105,019	100,067
Total assets	$ 4,243,405	$ 3,447,693
Liabilities and Shareholders' Equity:
Deposits
Noninterest-bearing	$ 681,493	$ 533,983
Interest-bearing	1,081,148	889,448
Certificates of deposit over $100,000	786,309	885,587
	2,548,950	2,309,018
Short-term borrowings - Note 6	519,958	487,963
Long-term debt - Note 7	450,306	30,000
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	198,500	198,500
Other liabilities	189,413	189,889
Total liabilities	3,907,127	3,215,370

Commitments and contingencies - Note 8
Minority interest	802	658

Shareholders' equity
Preferred stock, no par value - authorized 4,000,000 shares; issued none as of September 30, 2002 and 96,336 shares as of December 31, 2001	-	1,386
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 and 23,402,080 shares as of September 30, 2002 and December 31, 2001, respectively; including 1,896,528 and 2,096,947 shares in treasury as of September 30, 2002 and December 31, 2001, respectively	112,001	29,965
Additional paid-in capital	3,753	4,426
Deferred compensation	(299)	(449)
Accumulated other comprehensive loss, net of deferred income tax
benefit of $291 and $216 in 2002 and 2001, respectively	(436)	(325)
Retained earnings	262,255	241,725
	377,274	276,728
Less treasury stock, at cost	(41,798)	(45,063)
Total shareholders' equity	335,476	231,665
Total liabilities and shareholders' equity	$ 4,243,405	$ 3,447,693

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	For the Three Months Ended
	September 30,
(In thousands, except for per share)	2002	2001
Interest income:
Loans and leases	$ 60,121	$ 33,415
Loans held for sale	14,200	30,210
Trading account	8,493	7,911
Investment securities:
Taxable	727	1,276
Tax-exempt	57	60
Federal funds sold	14	66
Total interest income	83,612	72,938
Interest expense:
Deposits	13,911	18,344
Short-term borrowings	3,830	8,983
Long-term debt	3,649	580
Preferred securities distribution	4,820	4,002
Total interest expense	26,210	31,909
Net interest income	57,402	41,029
Provision for loan and lease losses	15,577	5,006
Net interest income after provision for loan and lease losses	41,825	36,023
Other income:
Loan origination fees	19,102	16,175
Gain from sales of loans	47,061	66,279
Loan servicing fees	18,156	16,785
Amortization and impairment of servicing assets	(104,366)	(52,390)
Net loan administration income	(86,210)	(35,605)
Gain on sale of mortgage servicing assets	223	298
Trading losses	(9,574)	(25,760)
Derivative gains, net	81,135	41,102
Other	2,661	2,205
	54,398	64,694
Other expense:
Salaries	47,447	47,191
Pension and other employee benefits	7,264	6,263
Office expense	4,464	4,516
Premises and equipment	8,229	7,540
Marketing and development	7,799	3,325
Professional Fees	1,770	1,796
Other	5,956	11,241
	82,929	81,872
Income before income taxes	13,294	18,845
Provision for income taxes	5,050	7,446
Income before minority interest	8,244	11,399
Minority interest in gains (losses) of subsidiaries	51	(68)
Net income	$ 8,193	$ 11,467

Earnings per share: - Note 9
Basic	$ 0.30	$ 0.54
Diluted	$ 0.29	$ 0.50
Dividends per share	$ 0.0675	$ 0.0650

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)
	For the Nine Months Ended
	September 30,
(In thousands, except for per share)	2002	2001
Interest income:
Loans and leases	$ 159,619	$ 93,929
Loans held for sale	33,295	78,033
Trading account	26,561	22,677
Investment securities:
Taxable	2,478	3,883
Tax-exempt	170	188
Federal funds sold	44	155
Total interest income	222,167	198,865
Interest expense:
Deposits	41,940	56,251
Short-term borrowings	11,224	25,234
Long-term debt	5,171	1,740
Preferred securities distribution	14,458	11,410
Total interest expense	72,793	94,635
Net interest income	149,374	104,230
Provision for loan and lease losses	35,409	9,363
Net interest income after provision for loan and lease losses	113,965	94,867
Other income:
Loan origination fees	49,713	44,388
Gain from sales of loans	109,759	147,339
Loan servicing fees	54,622	48,412
Amortization and impairment of servicing assets	(169,917)	(68,795)
Net loan administration income	(115,295)	(20,383)
Gain on sale of mortgage servicing assets	9,939	6,079
Trading losses	(22,634)	(28,304)
Derivative gains, net	118,362	41,318
Other	11,561	4,299
	161,405	194,736
Other expense:
Salaries	126,581	131,597
Pension and other employee benefits	23,957	20,386
Office expense	13,069	12,193
Premises and equipment	25,038	22,495
Marketing and development	9,424	10,203
Professional Fees	7,015	5,047
Other	28,515	32,990
	233,599	234,911
Income before income taxes	41,771	54,692
Provision for income taxes	16,124	21,700
Income before minority interest	25,647	32,992
Minority interest in gains (losses) of subsidiaries	17	(279)
Income before cumulative effect of change in accounting principle	25,630	33,271
Cumulative effect of change in accounting principle, net of tax	495	175
Net income	$ 26,125	$ 33,446

Earnings per share before cumulative effect of change in accounting principle:
Basic	$ 0.97	$ 1.57
Diluted	$ 0.94	$ 1.46
Earnings per share: - Note 9
Basic	$ 0.99	$ 1.58
Diluted	$ 0.96	$ 1.47
Dividends per share	$ 0.2025	$ 0.1950
The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock

Balance at July 1, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ -	$ (42,126)
Net income	8,193	8,193
Unrealized loss on investment securities net of $12 tax benefit	(18)		(18)
Unrealized loss on interest rate cap net of $59 tax benefit	(89)		(89)
Foreign currency adjustment net of $136 tax benefit	(204)		(204)
Total comprehensive income	7,882
Deferred compensation	60			60
Cash dividends	(1,870)	(1,870)
Additional costs for equity offering	(158)					(158)
Tax benefit on stock option exercises	-				-
Treasury stock:
Purchase of 1,393 shares	(28)							(28)
Sales of 17,522 shares	315	-			(41)			356
Balance September 30, 2002	$ 335,476	$ 262,255	$ (436)	$ (299)	$ 3,753	$ 112,001	$ -	$ (41,798)

Balance at July 1, 2001	$ 209,452	$ 220,955	$ (436)	$ (454)	$ 4,206	$ 29,965	$ 1,386	$ (46,170)
Net income	11,467	11,467
Unrealized loss on investment securities net of $15 tax liability	23		23
Foreign currency adjustment net of $149 tax benefit	(223)		(223)
Total comprehensive income	11,267
Deferred compensation	(48)			(48)
Cash dividends	(1,382)	(1,382)
Tax benefit on stock option exercises	735				735
Treasury stock:
Purchase of 31,681 shares	(814)							(814)
Sales of 116,368 shares	1,058	-			(511)			1,569
Balance September 30, 2001	$ 220,268	$ 231,040	$ (636)	$ (502)	$ 4,430	$ 29,965	$ 1,386	$ (45,415)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock

Balance at January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	26,125	26,125
Unrealized loss on investment securities net of $45 tax benefit	(67)		(67)
Unrealized loss on interest rate cap net of $59 tax benefit	(89)		(89)
Foreign currency adjustment net of $30 tax liability	45		45
Total comprehensive income	26,014
Deferred compensation	150			150
Cash dividends	(5,595)	(5,595)
Sale of 6,210,000 shares of common stock	82,036					82,036
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 56,738 shares	(1,139)							(1,139)
Sales of 290,157 shares	1,829				(1,189)			3,018
Conversion of preferred stock to common stock	-						(1,386)	1,386
Balance September 30, 2002	$ 335,476	$ 262,255	$ (436)	$ (299)	$ 3,753	$ 112,001	$ -	$ (41,798)

Balance at January 1, 2001	$ 188,870	$ 201,729	$ (459)	$ (503)	$ 4,331	$ 29,965	$ 1,386	$ (47,579)
Net income	33,446	33,446
Unrealized gain on investment securities net of $73 tax liability	111		111
Foreign currency adjustment net of $192 tax benefit	(288)		(288)
Total comprehensive income	33,269
Deferred compensation	1			1
Cash dividends	(4,135)	(4,135)
Tax benefit on stock option exercises	2,366				2,366
Treasury stock:
Purchase of 125,441 shares	(3,034)							(3,034)
Sales of 375,761 shares	2,931	-			(2,267)			5,198
Balance September 30, 2001	$ 220,268	$ 231,040	$ (636)	$ (502)	$ 4,430	$ 29,965	$ 1,386	$ (45,415)
The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

For the Nine Months ended September 30,	2002	2001
(In thousands)
Net income	$ 26,125	$ 33,446
Adjustments to reconcile net income to cash provided (used)
by operating activities:
Depreciation, amortization, and accretion, net	8,742	6,183
Amortization and impairment of servicing assets	169,917	68,795
Provision for loan and lease losses	35,409	9,363
Gain on sale of mortgage servicing assets	(9,939)	(6,079)
Gain from sales of loans	(109,759)	(74,602)
Additions to mortgage servicing assets	(112,604)	(107,831)
Originations and purchases of loans held for sale	(6,858,229)	(6,388,294)
Proceeds from sale of mortgage servicing assets	25,498	6,851
Proceeds from sales and repayments of loans held for sale	6,676,234	6,391,304
Net decrease (increase) in trading assets	30,646	(53,508)
Net decrease in accounts receivable	981	36,475
Other, net	(10,384)	47,397
Net cash used by operating activities	(127,363)	(30,500)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	590	4,036
Available-for-sale	5,377	2,028
Purchase of investment securities:
Held-to-maturity	-	(437)
Available-for-sale	(9,628)	(7,630)
Net (increase) decrease in interest-bearing deposits with financial institutions	(16,970)	21,422
Net increase in loans, excluding sales	(1,147,704)	(561,951)
Proceeds from sale of loans	517,645	84,747
Other, net	(4,077)	(9,106)
Net cash used by lending and investing activities	(654,767)	(466,891)

Financing activities:
Net increase in deposits	239,932	731,790
Net increase (decrease) in short-term borrowings	31,995	(183,199)
Proceeds from issuance of long-term debt	420,306	-
Proceeds from issuance of trust preferred securities	-	15,000
Purchase of treasury stock for employee benefit plans	(1,139)	(3,034)
Proceeds from sale of stock for equity offering	82,036	-
Proceeds from sale of stock for employee benefit plans	1,829	2,931
Dividends paid	(5,595)	(4,135)
Net cash provided by financing activities	769,364	559,353
Effect of exchange rate changes on cash	(58)	(9)
Net (decrease) increase in cash and cash equivalents	(12,824)	61,953
Cash and cash equivalents at beginning of period	158,291	83,493
Cash and cash equivalents at end of period	$ 145,467	$ 145,446

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 75,647	$ 94,255
Income taxes	$ 29,957	$ 1,789

Noncash transactions:
Conversion of preferred stock to common stock	$ 1,386	$ -
Tax benefit on stock option exercises	516	2,366
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Consolidation: Irwin Financial Corporation and its subsidiaries provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, commercial finance, and venture capital lines of business. Intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Derivative Instruments: Effective January 1, 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The adoption of SFAS 133 resulted in a cumulative change in accounting principle, increasing net income by $175 thousand in 2001. Under the provisions of this standard, all derivative instruments have been recorded at fair value as assets or liabilities in the December 31, 2001 consolidated balance sheet. Unrealized holding gains and losses from all derivative instruments classified as fair value hedges or freestanding derivative instruments have been recorded in the consolidated statement of income. Unrealized gains and losses from derivative instruments classified as cash flow hedges have been recorded in accumulated other comprehensive income in the equity section of the balance sheet.

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

We enter into forward contracts to protect against interest rate fluctuations from the date of conforming first mortgage loan commitment until the loans are sold. At December 31, 2001, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for changes in value associated with the risk being hedged. The effect of these hedging activities, which do not have a material impact on our net income, was recorded through earnings as gain from sales of loans. Hedge ineffectiveness recorded in gain from sales of loans related to these hedging activities was immaterial.

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

We hedge the fixed versus floating component of certain of our residual interests with three interest rate caps. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the third interest rate cap as other income on the income statement.

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

Under the provisions of SFAS 142, goodwill is no longer amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life are reviewed for impairment at least annually. The amortization period of intangible assets with finite lives is no longer limited to forty years. This standard became effective January 1, 2002. We discontinued the amortization of goodwill with a net carrying value of $1.8 million on the date of adoption and annual amortization of $0.2 million that resulted from business combinations prior to the adoption of SFAS 141. In addition, as required by the standard, we wrote off, as a cumulative effect of a change in accounting principle, unamortized negative goodwill totaling $0.5 million net of tax at the date of adoption arising from a prior business combination at our commercial finance line of business.

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

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement improves financial reporting by requiring that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred rather than at the date of an entity's commitment to an exit plan. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe the implementation of SFAS 146 will have a material effect on our earnings or financial position.

The FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical corrections" and SFAS No. 147, "Acquisition of Certain Financial Institutions." These Statements rescind the Statements concerning gains and losses from extinguishment of debt and accounting for intangible assets of motor carriers. They also amend the rules for sale-leaseback accounting, require the acquisitions of financial institutions to be accounted for in accordance with business combinations and goodwill and other intangible assets, and make various technical corrections to existing pronouncements. Management believes these Statements will have no impact on our earnings or financial position.

Reclassifications: Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported net income or shareholders' equity.

NOTE 2 - INVESTMENT SECURITIES
The carrying amounts of investment securities, including a net unrealized gain of $12 thousand and a net unrealized loss of $124 thousand on available-for-sale securities at September 30, 2002 and December 31, 2001, respectively, are summarized as follows:
	September 30,	December 31,
(In thousands)	2002	2001
Held-to-maturity, at amortized cost
Obligations of states and political subdivisions	$ 4,255	$ 4,425
Mortgage-backed securities	1,087	1,507
Corporate obligations	133	133
Total held-to-maturity	5,475	6,065

Available-for-sale, at fair value
US Treasury and Government obligations	35,843	29,329
Mortgage-backed securities	1,022	2,717
Other	-	685
Total available-for-sale	36,865	32,731

Total investments	$ 42,340	$ 38,796

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

NOTE 3 - LOANS AND LEASES
Loans and leases are summarized as follows:
	September 30,	December 31,
(In thousands)	2002	2001
Commercial, financial and agricultural	$ 1,390,417	$ 1,055,307
Real estate-construction	233,327	287,228
Real estate-mortgage	378,907	490,111
Real estate-mortgage securitized	418,597	-
Consumer	37,540	38,489
Direct financing leases
Domestic	265,851	232,527
Canadian	122,969	91,816
Unearned income
Domestic	(51,369)	(44,183)
Canadian	(18,103)	(13,548)
Total loans and leases, net of unearned income	$ 2,778,136	$ 2,137,747

NOTE 4 - ALLOWANCE FOR LOAN AND LEASE LOSSES
Changes in the allowance for loan and lease losses are summarized as follows:

	September 30,	December 31,
(In thousands)	2002	2001
Balance at beginning of period	$ 22,283	$ 13,129
Provision for loan and lease losses	35,409	17,505
Charge-offs *	(12,493)	(10,441)
Recoveries	2,089	2,236
Other	11	(146)
Balance at end of period	$ 47,299	$ 22,283

* In addition, not included in the caption were charge-offs of $4.0 million and $2.3 million at September 30, 2002 and December 31, 2001, respectively, that were charged directly to a valuation allowance at our home equity line of business. This valuation allowance and related expense was recorded when approximately $38 million of loans held for sale were transferred at market value to loans held for investment in late 2001.

NOTE 5- SERVICING ASSETS

Included on the consolidated balance sheet at September 30, 2002 and December 31, 2001 are $155.8 million and $228.6 million, respectively, of servicing assets. The servicing asset recorded represents the discounted cash flows of estimated future servicing income and cost. These amounts relate to the principal balances of loans that we service for investors. Although they are not generally held for sale, there is an active secondary market for servicing assets. We have periodically sold servicing assets.

Mortgage Servicing Asset:
	September 30,	December 31,
(In thousands)	2002	2001
Beginning Balance	$ 228,624	$ 130,522
Additions	112,604	151,821
Amortization	(43,958)	(7,607)
Impairment	(125,959)	(42,527)
Reduction for servicing sales	(15,559)	(3,585)
Total	$ 155,752	$ 228,624

NOTE 6- SHORT-TERM BORROWINGS

Short-term borrowings are summarized as follows:

	September 30,	December 31,
(In thousands)	2002	2001
Federal Home Loan Bank borrowings	$ 212,000	$ 212,000
Repurchase agreements and drafts payable related to mortgage loan closings	258,911	154,157
Lines of credit and other	18,184	75,483
Federal funds	15,000	35,200
Commercial paper	15,863	11,123
Total	$ 519,958	$ 487,963

There were no non-intercompany repurchase agreements at September 30, 2002. Repurchase agreements at December 31, 2001, include $0.1 million in mortgage loans sold under agreements to repurchase which are used to fund mortgage loans sold prior to sale in the secondary market. These repurchase agreements are collateralized by mortgage loans held for sale.
Drafts payable related to mortgage loan closings totaled $258.9 million and $154.0 million at September 30, 2002 and December 31, 2001, respectively. These borrowings are related to mortgage closings at the end of the period which have not been presented for payment. When presented for payment these borrowings will be funded internally or by borrowing from the lines of credit.
We have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 2.0% to 3.5% .

NOTE 7- LONG-TERM DEBT

Long-term debt is summarized as follows:
			September 30,	December 31,
(In thousands)	Maturity	Interest rate	2002	2001
Subordinated debt	7/7/2014	7.58%	$ 30,000	$ 30,000
2002-1 asset backed notes:
Variable rate senior note	7/25/2023	2.08	120,811	-
Variable rate senior note	6/25/2029	2.10	220,627	-
Variable rate subordinate note	2/25/2029	2.71	24,964	-
Variable rate subordinate note	2/25/2029	3.31	21,063	-
Variable rate subordinate note	2/25/2029	4.06	26,524	-
Unamortized premium/discount			6,317	-
Total			$ 450,306	$ 30,000

Beginning in the second quarter of 2002, we changed the structure of our securitizations resulting in the elimination of transactions accounted for as sales under generally accepted accounting principles. Securitization of loans since this time have been structured as secured financings. This type of securitization structure results in cash being received and debt being recorded. In connection with these transactions, the 2002-1 notes are collateralized by $0.4 billion in home equity loans and home equity lines of credit.

NOTE 8 -- CONTINGENCIES

Our subsidiary, Irwin Mortgage Corporation, is the defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage's payment of broker fees to mortgage brokers. A second suit was filed in September 2001 seeking consolidation with this case. In July, 2001, the plaintiffs filed a motion for partial summary judgment asking the court to find Irwin Mortgage summarily liable for violating RESPA. Irwin Mortgage filed a motion in opposition and these motions have been pending before the district court.

In November, 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new HUD policy statement that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's class certification ruling and also filed a motion in the district court seeking a stay of further proceedings until the 11th Circuit renders decisions in the three other RESPA cases pending before it. The Supreme Court denied Irwin Mortgage's petition. On March 8, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case until the 11th Circuit decides the other RESPA cases pending in that court. On September, 18, 2002, the 11th Circuit reversed the grant of class certification in one of these cases. We believe the reversal provides grounds to decertify the class in our case. However, the stay in the proceedings continues in effect in our case, and the district court has not yet taken action. The second case seeking consolidation has been stayed as well.

If the class is not decertified and the district court finds that Irwin Mortgage violated RESPA, Irwin Mortgage could be liable for damages equal to three times the amount of that portion of payments made to the mortgage brokers that is ruled unlawful. Based on notices sent by the plaintiffs to date to potential class members and additional notices that might be sent, we believe the class in this case is not likely to exceed 32,000 borrowers who meet the class specifications. We also have other class action lawsuits filed against us alleging RESPA violations and other claims based on payments similar to those at issue in this case, but in one case arguing different RESPA violations. These related lawsuits filed against us after this case, some of which are subject to a similar stay of proceedings, seek class certification of additional borrowers on a different basis than that recently overruled by the Court of Appeals for the 11th Circuit.

We intend to vigorously defend these lawsuits and believe we have available numerous defenses to the claims. However, we expect that an adverse outcome in this lawsuit or in the one seeking consolidation with it could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for either case or for the other subsequently-filed cases, and at this stage of the litigation we are unable to determine their outcomes or a reasonable estimate of potential loss.

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

In May, 2001, Irwin Union Bank and Trust and Irwin Home Equity, our direct and indirect subsidiaries, respectively (Irwin), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleged that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requested that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion with the court to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001, the Court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs appealed and in August, 2002, the appeals court upheld the judgment in our favor compelling arbitration and dismissing the case. We consider this case concluded and do not expect to suffer a material loss should arbitration occur.

Our subsidiary Irwin Union Bank and Trust is a defendant in a purported class action lawsuit filed in July, 2001 in the U.S. District Court for the District of Massachusetts. The suit relates to loans purchased by Irwin Union Bank and Trust from an unaffiliated third-party originator. The plaintiffs allege that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. Irwin Union Bank and Trust has challenged the grant of class certification. Discovery has not yet commenced and the actual number of class members will be determined only after a review of loan files. We believe that out of approximately 200 loans acquired directly from the third-party originator and approximately 7,800 loans acquired from others through bulk acquisitions, only a portion will qualify for inclusion in the class. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that we could suffer. We have not established any reserves for this case.

On January 25, 2002, a jury awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including our subsidiary Irwin Mortgage, in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiffs alleged that a home rehabilitation company defrauded them by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. We have reserved for this case based upon advice of our legal counsel. On February 6, 2002, plaintiffs filed a petition for attorney's fees. On the same date, Irwin Mortgage filed post-trial motions for judgment notwithstanding the verdict, new trial and/or remittitur, which is a request for the court to reduce the amount of damages awarded by the jury. In May 2002, the court denied Irwin Mortgage's post-trial motion. In June, 2002, Irwin Mortgage filed a notice of appeal with the Maryland Court of Special Appeals.

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

NOTE 9 -- EARNINGS PER SHARE

Earnings per share calculations are summarized as follows:
(In thousands, except share data)	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share
Three months ended September 30, 2002
Net income available to common shareholders	$ 8,193	$ -	$ -	$ 700	$ 8,893
Shares	27,719	265	-	2,610	30,594
Per-Share amount	$ 0.30	$ -	$ -	$ (0.01)	$ 0.29

Three months ended September 30, 2001
Net income before cumulative effect of change in accounting principle	$ 11,467	$ -	$ -	$ 700	$ 12,167
Shares	21,154	307	96	2,610	24,167
Per-Share amount	$ 0.54	$ (0.01)	$ -	$ (0.03)	$ 0.50

(In thousands, except share data)	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share
Nine months ended September 30, 2002
Net income available to common shareholders	$ 25,630	$ -	$ -	$ 2,101	$ 27,731
Shares	26,514	173	75	2,610	29,372
Per-Share amount	0.97	$ (0.01)	$ -	$ (0.02)	0.94
Cumulative effect of change in accounting principle	495				495
Per-Share amount	0.02				0.02
Net income	26,125				28,226
Per-Share amount	$ 0.99				$ 0.96

Nine months ended September 30, 2001
Net income before cumulative effect of change in accounting principle	$ 33,271	$ -	$ -	$ 2,101	$ 35,372
Shares	21,147	301	96	2,610	24,154
Per-Share amount	1.57	$ (0.02)	$ (0.01)	$ (0.08)	1.46
Cumulative effect of change in accounting principle	175				175
Per-Share amount	0.01				0.01
Net income	33,446				35,547
Per-Share amount	$ 1.58				$ 1.47

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
The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2002 and 2001:
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated

(In thousands)
For the three months ended September 30, 2002
Net interest income	$ 10,217	$ 17,325	$ 27,107	$ 3,838	$ 11	$ (1,096)	$ 57,402
Intersegment interest	-	557	-	-	-	(557)	0
Provision for loan and lease losses	(16)	(2,630)	(9,221)	(3,804)	-	94	$ (15,577)
Other revenue	51,140	2,524	1,987	1,631	(2,860)	(24)	54,398
Intersegment revenues	-	54	-	-	125	(179)	0
Total net revenues	61,341	17,830	19,873	1,665	(2,724)	(1,762)	96,223
Other expense	47,658	11,756	18,579	2,765	123	2,048	82,929
Intersegment expenses	527	343	589	-	-	(1,459)	0
Income (loss) before taxes	13,156	5,731	705	(1,100)	(2,847)	(2,351)	13,294
Income taxes	5,115	2,238	282	(524)	(1,139)	(922)	5,050
Income (loss) before Minority Interest	8,041	3,493	423	(576)	(1,708)	(1,429)	8,244
Minority interest	-	-	-	87	(36)	-	51
Net income (loss)	$ 8,041	$ 3,493	$ 423	$ (663)	$ (1,672)	$ (1,429)	$ 8,193

For the three months ended September 30, 2001
Net interest income	$ 8,439	$ 13,859	$ 18,336	$ 2,376	$ -	$ (1,981)	$ 41,029
Intersegment interest	(4)	(51)	(178)	(9)	-	242	0
Provision for loan and lease losses	78	(1,901)	(284)	(2,743)	(156)	-	$ (5,006)
Other revenue	52,163	3,947	8,391	383	(2)	(188)	64,694
Intersegment revenues	-	52	-	-	120	(172)	0
Total net revenues	60,676	15,906	26,265	7	(38)	(2,099)	100,717
Other expense	42,455	10,792	24,095	1,837	117	2,576	81,872
Intersegment expenses	348	633	150	-	-	(1,131)	0
Income (loss) before taxes	17,873	4,481	2,020	(1,830)	(155)	(3,544)	18,845
Income taxes	7,055	1,706	808	(746)	(63)	(1,314)	7,446
Income (loss) before Minority Interest	10,818	2,775	1,212	(1,084)	(92)	(2,230)	11,399
Minority interest	-	-	-	(68)	-	-	(68)
Net income (loss)	$ 10,818	$ 2,775	$ 1,212	$ (1,016)	$ (92)	$ (2,230)	$ 11,467

(In thousands)	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
For the nine months ended September 30, 2002
Net interest income	$ 26,050	$ 49,250	$ 65,697	$ 10,959	$ 33	$ (2,615)	$ 149,374
Intersegment interest	-	2,006	-	(2)	-	(2,004)	0
Provision for loan and lease losses	(218)	(7,140)	(21,681)	(6,519)	-	149	$ (35,409)
Other revenue	150,544	10,894	1,356	3,260	(4,341)	(308)	161,405
Intersegment revenues	-	163	-	-	451	(614)	0
Total net revenues	176,376	55,173	45,372	7,698	(3,857)	(5,392)	275,370
Other expense	129,489	35,673	55,294	8,711	422	4,010	233,599
Intersegment expenses	1,588	881	1,775	-	-	(4,244)	0
Income (loss) before taxes	45,299	18,619	(11,697)	(1,013)	(4,279)	(5,158)	41,771
Income taxes	17,736	7,238	(4,679)	(416)	(1,711)	(2,044)	16,124
Income (loss) before Minority Interest	27,563	11,381	(7,018)	(597)	(2,568)	(3,114)	25,647
Minority Interest	-	-	-	53	(36)	-	17
Income (loss) before cumulative effect of change in accounting principle	27,563	11,381	(7,018)	(650)	(2,532)	(3,114)	25,630
Cumulative effect of change in accounting principle	-	-	-	495	-	-	495
Net income (loss)	$ 27,563	$ 11,381	$ (7,018)	$ (155)	$ (2,532)	$ (3,114)	$26,125
Assets at September 30, 2002	$ 1,028,730	$ 1,921,706	$ 960,327	$ 315,011	$ 3,990	$ 13,641	$4,243,405

For the nine months ended September 30, 2001
Net interest income	$ 18,693	$ 36,249	$ 48,537	$ 6,279	$ (40)	$ (5,488)	$ 104,230
Intersegment interest	(667)	(108)	(1,255)	(33)	-	2,063	0
Provision for loan and lease losses	154	(4,405)	(584)	(4,151)	(377)	-	$ (9,363)
Other revenue	141,642	10,421	44,649	1,088	(4,709)	1,645	194,736
Intersegment revenues	-	157	-	-	510	(667)	0
Total net revenues	159,822	42,314	91,347	3,183	(4,616)	(2,447)	289,603
Other expense	117,291	30,695	73,152	6,193	531	7,049	234,911
Intersegment expenses	1,047	1,945	413	-	-	(3,405)	0
Income (loss) before taxes	41,484	9,674	17,782	(3,010)	(5,147)	(6,091)	54,692
Income taxes	16,354	3,757	7,113	(1,092)	(2,048)	(2,384)	21,700
Income (loss) before Minority Interest	25,130	5,917	10,669	(1,918)	(3,099)	(3,707)	32,992
Minority Interest	-	-	-	(279)	-	-	(279)
Income (loss) before cumulative effect of change in accounting principle	25,130	5,917	10,669	(1,639)	(3,099)	(3,707)	33,271
Cumulative effect of change in accounting principle	175	-	-	-	-	-	175
Net income (loss)	$ 25,305	$ 5,917	$ 10,669	$ (1,639)	$ (3,099)	$ (3,707)	$33,446
Assets at September 30, 2001	$ 775,344	$ 1,527,909	$ 573,929	$ 249,667	$ 12,846	$ (53,079)	$3,086,616

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

     You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as: "achieve," "anticipate(d)(s)," "as long as," "assume," "assuming," "assumption(s)," "believe(s), "continue(d)(s)," "could," "estimate(d)(s)," "expect(ed)(s)," "expectation(s)," "forecasts," "future," "intend," "likely," "may," "might," "objectives," "outlook," "potential," "probable," "projected," "projections," "remain," "should," "unlikely," "will," "would," and similar expressions are intended to identify forward-looking statements, which may include, among other things:

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

     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, potential changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in selling residual assets as contemplated; difficulties in delivering loans to the secondary market as planned or in funding loans through securitization transactions as planned; difficulties in establishing commercial finance vendor relationships; difficulties in expanding our business or raising capital and other funding sources as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; legislative or regulatory changes, including changes in the interpretation of new capital rules; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, uncertainty in the national economy may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission.

Consolidated Overview

	Three Months Ended September 30, 2002	Three Months Ended September 30, 2001	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2001
Net income (millions)	$8.2	$11.5	$26.1	$33.4
Basic earnings per share(1, 2)	0.30	0.54	0.99	1.58
Diluted earnings per share(1, 2)	0.29	0.50	0.96	1.47
Return on average equity	9.89%	21.74%	11.25%	22.25%
Return on average assets	0.79	1.30	0.92	1.46

__________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the nine months ended September 30, 2002 was $0.97 basic and $0.94 diluted.
(2) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the nine months ended September 30, 2001 was $1.57 basic and $1.46 diluted.

     We recorded net income of $8.2 million for the three-month period ended September 30, 2002, down 28.6% from the same period in 2001. Net income per diluted share was $0.29 during the three-month period ended September 30, 2002, down from $0.50 during the same period a year earlier. Return on equity for the third quarter totaled 9.89% compared with 21.74% during the same period a year earlier.

     For the year to date, we recorded net income of $26.1 million or $0.96 per diluted share. This represents decreases of 21.9% and 34.7%, respectively, compared to the same period in 2001. Return on equity for the nine-month period ended September 30, 2002 was 11.25% compared with 22.25% during the same period a year earlier.

     The decreased earnings per share and return on equity listed above reflect the elimination of the use of gain-on-sale securitization accounting in our home equity line of business and dilution from a first quarter common stock offering. The accounting change and dilution combined to offset strong performance by our mortgage and commercial banking lines of business.

     Irwin Financial Corporation has five principal lines of business:

  Mortgage banking (includes Irwin Mortgage Corporation and the related activities of Irwin Union Bank and Trust Company)
  Commercial banking (includes some of the activities of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B.)
  Home equity lending (includes Irwin Home Equity Corporation, Irwin Residual Holdings Corporation, Irwin Residual Holdings Corporation II, and the related activities of Irwin Union Bank and Trust)
  Commercial finance (Irwin Commercial Finance Corporation)
  Venture capital (includes Irwin Ventures LLC and the related activities of Irwin Union Bank and Trust)

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net income (loss):	(In thousands)
Mortgage Banking	$8,041	$10,818	$27,563	$25,305
Commercial Banking	3,493	2,775	11,381	5,917
Home Equity Lending	423	1,212	(7,018)	10,669
Commercial Finance	(663)	(1,016)	(155)	(1,639)
Venture Capital	(1,672)	(92)	(2,532)	(3,099)
Other (including consolidating entries)	(1,429)	(2,230)	(3,114)	(3,707)
	$8,193	$11,467	$26,125	$33,446

  Our mortgage banking line of business earned $8.0 million during the third quarter, down 25.7% from a year ago. These results were achieved during a period characterized by declining and volatile interest rate changes due to uncertainty in the capital markets. Compared with the same period a year ago, results in the third quarter of 2002 reflect higher loan originations, increased servicing amortization and impairment and increased derivative gains during the quarter.
  Our commercial banking line of business earned $3.5 million in the third quarter, a 26% increase compared to the same period in 2001. The line of business continued to grow its loan portfolio during the third quarter of 2002, while its margin increased to 3.98%, up from 3.90% during the same period a year ago.
  Our home equity lending line of business earned $0.4 million during the quarter, a $0.8 million decrease as compared to the third quarter of 2001, but a $5.0 million increase compared with the second quarter of 2002. The 2002 results reflect its transition from gain-on-sale to portfolio treatment for its secured financings as discussed in the following section.
  Our commercial finance line of business lost $0.7 million during the third quarter of 2002, primarily reflecting deterioration in the credit quality of the broker-based, small ticket portion of the commercial finance portfolio.
  Our venture capital line of business lost $1.7 million during the quarter reflecting a portfolio valuation adjustment.

Earnings Outlook

     Given the current economic climate of a gradual recovery and updating for year-to-date 2002 results, we expect estimated consolidated net income of at least $36 million or $1.30 per share in 2002 and approximately $54 million or $1.86 per share in 20031. As announced in late 2001, changes in federal banking regulations for securitization residual interests have caused us to eliminate the use of securitization structures that require gain-on-sale accounting under SFAS 140. This change in accounting policy will have the effect of delaying income recognition for our home equity line of business in 2002. Despite this change, we expect to remain solidly profitable as we transition off gain-on-sale accounting. In addition, management anticipates that, after 2002, we can again achieve our long-term financial objectives of annual earnings per share growth of at least 12 percent and return on common equity of greater than 15 percent.

1These estimates include $2.7 million of after-tax interest expense on convertible trust preferred securities, which would be added back to net income for purposes of calculating fully diluted earnings per share under generally accepted accounting principles and assume approximately 29.7 million and 30.8 fully diluted shares in 2002 and 2003, respectively.  These estimates are based on various factors and current assumptions that management believes are reasonable that are specific to our business such as loan production levels and credit costs as well as current industry forecasts of a variety of economic and competitive factors.  However, projections are inherently uncertain, and actual earnings may differ significantly from these estimates in the future due to uncertainties and risks related to our business and the US and Canadian economies, including those described in this report.

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

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 62.8% and 63.7% of our total revenues in the three- and nine-month periods ended September 30, 2002, compared to 60.2% and 55.1%, respectively, in the same periods in 2001. Our mortgage banking line of business contributed 89.6% and 94.3% of our net income for the three months ended September 30, 2002 and 2001, respectively, and 102.4% and 75.7% of our net income during the nine-month periods ended September 30, 2002 and 2001, respectively.

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income	$10,217	$8,435	$26,050	$18,026
Provision for loan losses	(16)	78	(218)	154
Loan origination fees	18,845	15,477	48,276	43,007
Gain on sales of loans	36,065	30,166	89,037	74,602
Loan servicing fees	14,524	13,078	43,151	37,876
Amortization of servicing assets	(14,522)	(9,505)	(39,132)	(23,746)
Impairment of servicing assets	(86,773)	(41,916)	(124,013)	(42,527)
Gain on derivatives	81,162	43,209	118,465	42,455
Gain on sales of bulk servicing rights	223	298	9,939	6,079
Other income	1,616	1,356	4,821	3,896
Total net revenue	61,341	60,676	176,376	159,822
Operating expense	(48,185)	(42,802)	(131,077)	(118,338)
Income before taxes	13,156	17,874	45,299	41,484
Income taxes	(5,115)	(7,056)	(17,736)	(16,354)
Net income before cumulative effect of change in accounting principle	8,041	10,818	27,563	25,130
Cumulative effect of change in accounting principle	0	0	0	175
Net income	$8,041	$10,818	$27,563	$25,305

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Operating Data:
Mortgage loan originations	$3,011,673	$2,028,354	$6,858,229	$6,388,294
Servicing sold as a % of production	8.0%	10.2%	33.3%	32.9%

Selected Balance Sheet Data at End of Period:			September 30,	December 31,
			2002	2001
			(Dollars in thousands)
Total assets			$1,028,730	$926,946
Mortgage loans held for sale			709,117	503,757
Mortgage servicing assets			132,539	211,201
Short-term debt			394,166	385,640
Shareholder's equity			53,713	63,150
Selected Operating Data:
Servicing portfolio:
Balance at end of period			15,226,276	12,875,532
Weighted average coupon rate			6.88%	7.23%
Weighted average servicing fee			0.39	0.45

Net Income

     Net income from mortgage banking for the three months ended September 30, 2002 was $8.0 million, compared to $10.8 million during the same period in 2001, a decrease of 25.7%. The third quarter 2002 results were achieved in an interest rate environment characterized by declining and volatile interest rate changes due to uncertainty in the capital markets. The coupon on GNMA securities, which underlies the pricing of a substantial portion of our mortgage loans and the valuation of our mortgage servicing asset, declined 93 basis points during the quarter and ended at 5.15% on September 30, 2002. As compared to the year earlier period, loan origination fees increased substantially, but not enough to offset increased servicing amortization and impairment, net of derivative gains. Year to date, net income was $27.6 million compared to $25.3 million in 2001. The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months ended September 30,		Nine Months ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Total originations	$3,011,673	$2,028,354	$6,858,229	$6,388,294
Percent retail loans	33.1%	37.3%	34.0%	34.7%
Percent wholesale loans	61.2	56.8	59.7	60.4
Percent brokered(1)	5.7	5.9	6.3	4.8
Percent refinances	62.4	45.0	53.2	49.8

__________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended September 30, 2002 totaled $3.0 billion, up 48.5% from the same period in 2001. For the year to date, originations totaled $6.9 billion, up 7.4% from 2001. Increased production in 2002 was a result of refinanced loans that accounted for 62.4% of loan production for the third quarter of 2002 and 53.2% year to date. This compares to 45.0% and 49.8%, respectively, for 2001.

Net Revenue

     Net revenue for the three and nine months ended September 30, 2002 totaled $61.3 million and $176.4 million, compared to $60.7 million and $159.8 million for the three and nine months ended September 30, 2001.

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the third quarter of 2002 totaled $10.2 million, compared to $8.4 million for the same period in 2001, an increase of 21.1%. Net interest income year to date increased 44.5% to $26.1 million. This increase is a result of increased loan volumes due to lower interest rates as well as an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet.

     Origination fees are recognized when loans are sold. Higher secondary market deliveries caused mortgage loan origination fees to increase 21.8% during the third quarter in 2002 to $18.8 million, compared to $15.5 million during the same period in 2001. Year-to-date origination fees were up 12.3% to $48.3 million.

     Gain on sale of loans, including valuation of newly created mortgage servicing rights, is recognized when loans are pooled and sold into the secondary mortgage market. As a result of increased originations and secondary market activity during the third quarter of 2002, gains on the sale of loans during this period increased 19.6% compared to the same period in 2001. Year-to-date, gain on sales of loans increased 19.3% to $89.0 million.

     Servicing fee income is recognized by collecting fees, which range between 25 and 44 basis points base fee, annually on the principal amount of the underlying mortgages. Servicing fee income totaled $14.5 million and $43.2 million for the three and nine months ended September 30, 2002, an increase of 11.1% and 13.9%, respectively, compared to the same periods in 2001, primarily reflecting the increasing size of the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the estimated lives of the underlying loans. Amortization expense totaled $14.5 million for the three months ended September 30, 2002, compared to $9.5 million for the same period in 2001. Year-to-date amortization expense totaled $39.1 million and $23.7 million for 2002 and 2001, respectively. This increase in 2002 relates primarily to the increase in the underlying servicing portfolio and decrease in interest rates.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata-by-strata basis. Impairment expense totaled $86.8 million and $124.0 million during the third quarter and year-to-date 2002, compared to impairment expense of $41.9 million and $42.5 million during the same periods in 2001. Generally falling interest rates impacted the impairment expense recorded over these periods.

     The impairment recorded in the third quarter of 2002 was largely offset by hedging gains of $81.2 million during the same period. Hedging gains of $43.2 million were recorded during the same period in 2001. Year to date hedging gains of $118.5 million offset impairment of $124.0 million. Year to date hedging gains for 2001 totaled $42.5 million. At September 30, 2002, the mortgage banking line of business held a $22.1 billion notional amount of Eurodollar future contracts and $3.8 billion notional amount in interest rate swaptions to hedge our mortgage servicing assets economically. The current hedging activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as other assets, and changes in fair value are adjusted through earnings as other income, while the underlying servicing asset being hedged is accounted for at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow, whether through bulk sales or ongoing servicing fees. Total servicing sales represented 8.0% and 33.3% of loan originations for the third quarter and year-to-date 2002, compared to 10.2% and 32.9% of originations for the third quarter and year-to-date 2001. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination level and production expenses, and the general level of risk tolerance of the line of business and the Corporation.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$32,748	$29,316	$85,781	$79,170
Other expenses	15,437	13,486	45,296	39,168
Total operating expenses	$48,185	$42,802	$131,077	$118,338
Number of employees(1)			1,710	1,431

__________
(1) On a full-time equivalent basis.

     Operating expenses for the three and nine months ended September 30, 2002 totaled $48.2 million and $131.1 million, respectively, an increase of 12.6% and 10.8%, respectively, over the same periods in 2001. Salaries and employee benefits during the third quarter of 2002 increased 11.7% over the same period of 2001. Year to date, salaries and employee benefits increased 8.4% to $85.8 million. These increases in salaries and employee benefits are reflective of increased headcount as a result of strong production levels over the past few quarters. Other expenses during the third quarter of 2002 increased 14.5% over the same period of 2001. Year to date, other expenses increased 15.6% to $45.3 million. These increases in other expenses occurred as a result of increased production levels.

Mortgage Servicing

     The following table shows information about our mortgage servicing portfolio for the periods indicated:

	Nine Months Ended September 30,	Year Ended December 31,
	2002	2001
	(Portfolio in billions)
Beginning portfolio	$12.9	$9.2
Mortgage loan closings (excludes brokered)	6.4	8.8
Sales of servicing rights	(1.9)	(2.3)
Run-off(1)	(2.2)	(2.8)
Ending portfolio	$15.2	$12.9
Number of loans (end of period)	130,997	123,291
Average loan size	$116,234	$104,432
Percent GNMA and state housing programs	47%	60%
Percent conventional insured and other	47	33
Percent warehouse	6	7
Delinquency ratio (30+ days including nonaccruals)	5.8	7.8
Capitalized servicing to servicing portfolio	0.9	1.6

__________
(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

     Our mortgage servicing portfolio totaled $15.2 billion at September 30, 2002, an 18.3% increase from the December 31, 2001 balance of $12.9 billion. This increase is reflective of the strong mortgage production during 2002 along with greater retention of servicing on loans sold over the past year.

     We record mortgage servicing assets at the lower of their cost or market value.We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. At September 30, 2002, the market value of these assets was estimated to be $133.0 million in the aggregate, or $0.5 million greater than the carrying value on the balance sheet. At December 31, 2001, we estimated the market value of these assets to be $239.7 million in the aggregate, or $28.5 million greater than the carrying value on the balance sheet.

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

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Interest income	$28,325	$26,321	$81,788	$77,731
Interest expense	(10,443)	(12,513)	(30,532)	(41,590)
Net interest income	17,882	13,808	51,256	36,141
Provision for loan and lease losses	(2,630)	(1,901)	(7,140)	(4,405)
Noninterest income	2,578	3,999	11,057	10,578
Operating expense	(12,099)	(11,425)	(36,554)	(32,640)
Income before taxes	5,731	4,481	18,619	9,674
Income taxes	(2,238)	(1,706)	(7,238)	(3,757)
Net income	$3,493	$2,775	$11,381	$5,917

Selected Balance Sheet Data at End of Period:
			September 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$1,921,706	$1,648,294
Loans			1,795,316	1,514,957
Allowance for loan and lease losses			(19,014)	(14,643)
Deposits			1,673,582	1,456,376
Shareholder's equity			150,056	129,179

Daily Quarterly Averages:	September 30, 2002	December 31, 2001
	(Dollars in thousands)
Assets	$1,843,428	$1,622,758
Loans	1,761,473	1,455,765
Allowance for loan and lease losses	(18,747)	(12,0817)
Deposits	1,606,138	1,420,169
Shareholder's equity	146,397	104,362
Shareholder's equity to assets	7.94%	6.43%

Net Income

      Commercial banking net income increased to $3.5 million during the third quarter of 2002, compared to $2.8 million during the same period in 2001. Year-to-date net income totaled $11.4 million in 2002 compared to net income of $5.9 million for the same period in 2001. Results during the first nine months of 2002 reflect year-over-year growth of $12.4 million in net interest income after provision for loan losses and a $0.5 million increase in other revenues.

Net Interest Income

     The following table provides information about net interest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Net interest income on a taxable equivalent basis(1)	$17,933	$13,864	$51,412	$36,312
Average interest earning assets	1,787,092	1,409,176	1,697,002	1,273,043
Net interest margin	3.98%	3.90%	4.05%	3.81%

__________
(1) Reflects what net interest income would be if all interest income were subject to federal and state income taxes.

     Net interest income on a taxable equivalent basis was $51.4 million for the nine months ended September 30, 2002, an increase of 41.6% over the same period in 2001 of $36.3 million. The 2002 increase relates to an improvement in net interest margin, as discussed below, and a $0.4 billion increase in average interest earning assets compared to the same period in 2001.

     Net interest margin is computed by dividing annualized net interest income by average interest earning assets. Net interest margin for the third quarter of 2002 was 3.98%, compared to 3.90% for the third quarter of 2001. Year-to-date net interest margin for 2002 was 4.05% compared to 3.81% for 2001. The improvement in 2002 reflects reduced reliance on higher-rate wholesale funding sources. The line of business increased its core deposits to $1.4 billion, an annual increase of 45.2%, reflecting success in deposit gathering initiatives.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Trust fees	$433	$521	$1,496	$1,671
Service charges on deposit accounts	1,178	1,102	3,532	2,281
Insurance commissions, fees and premiums	383	438	1,263	1,359
Gain from sales of loans	941	657	2,829	1,690
Loan servicing fees, net	(176)	(18)	(194)	(65)
Impairment of servicing assets	(1,300)	0	(1,300)	0
Brokerage fees	261	395	980	1,204
Other	858	903	2,451	2,438
Total noninterest income	$2,578	$3,998	$11,057	$10,578
Total noninterest income to total net revenues	14.5%	25.1%	20.0%	25.0%

     Noninterest income during the nine months ended September 30, 2002 increased 4.5% over 2001. This increase was due primarily to higher gain from sales of loans related to increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place mid-2001. These increases were partially offset by impairment charges recorded against mortgage servicing assets. The commercial banking line of business has a first mortgage servicing portfolio of $328.1 million, principally as a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at September 30, 2002, to be $1.8 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$7,363	$6,761	$22,034	$19,184
Other expenses	4,736	4,664	14,520	13,456
Total operating expenses	$12,099	$11,425	$36,554	$32,640
Number of employees at period end(1)			450	467

__________
(1) On a full-time equivalent basis.

     Operating expenses during the nine months ended September 30, 2002 were $36.6 million, an increase of 12.0% over the same period of 2001. During the same nine-month period, net revenues increased 33.5%, indicative of improved operating efficiency.

Balance Sheet

     Total assets for the quarter ended September 30, 2002 averaged $1.8 billion compared to $1.4 billion as of December 31, 2001. Average earning assets for the quarter ended September 30, 2002 were $1.8 billion compared to $1.6 billion for the quarter ended December 31, 2001. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts in new markets. Average deposits for the third quarter totaled $1.6 billion, compared to $1.4 billion for the fourth quarter 2001.

Credit Quality

     The allowance for loan losses and provision for loan losses have increased in the first nine months of 2002 over 2001, reflecting general economic conditions, portfolio growth and increased charge-offs. Nonperforming loans have increased $7.8 million since year end as a result of continued weakness in the economy. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

			September 30,	December 31,
			2002	2001
	(Dollars in thousands)
Nonperforming loans			$14,828	$7,077
Other real estate owned			96	100
Total nonperforming assets			$14,924	$7,177
Nonperforming assets to total assets			0.78%	0.44%
Allowance for loan losses			$19,014	$14,643
Allowance for loan losses to total loans			1.06%	0.97%
Delinquencies (30+ days excluding nonaccruals)			0.22%	0.43%

	Three Months Ended September 30:		Nine Months Ended September 30:
	2002	2001	2002	2001
	(Dollars in thousands)
Provision for loan losses	$2,630	$1,901	$7,140	$4,405
Net charge-offs	1,452	682	2,770	1,414
Net charge-offs to average loans	0.33%	0.20%	0.22%	0.11%

Home Equity Lending

Overview

      Our home equity lending line of business originates, purchases, securitizes, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products through a combination of direct mail, Internet, and wholesale channels. We target creditworthy homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit. Generally we either sell the loans through whole loan sales or we securitize them. We normally retain the servicing rights for the loans whether we securitize or sell them. To address the new capital rules discussed later in this section, in 2002 we are using on-balance sheet financing and whole loan sales and eliminating our use of securitization structures requiring gain-on-sale accounting and creation of residual interests.

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$27,107	$18,158	$65,697	$47,282
Provision for loan losses	(9,221)	(284)	(21,681)	(584)
Gain on sales of loans	9,200	37,408	16,507	70,716
Loan origination fees	0	523	777	874
Loan servicing fees	3,174	3,416	10,184	9,702
Amortization of servicing assets	(1,294)	(775)	(3,949)	(1,941)
Impairment of servicing assets	(59)	0	(646)	0
Trading losses on residual assets	(9,574)	(27,921)	(22,634)	(30,466)
Other income	540	(4,260)	1,117	(4,236)
Total net revenues	19,873	26,265	45,372	91,347
Operating expenses	(19,168)	(24,245)	(57,069)	(73,565)
Income (loss) before taxes	705	2,020	(11,697)	17,782
Income taxes	(282)	(808)	4,679	(7,113)
Net income (loss)	$423	$1,212	($7,018)	$10,669
Selected Operating Data:
Loan volume:
Lines of credit	$138,883	$91,118	$344,309	$171,145
Loans	151,884	259,279	460,921	631,414
Loans securitized and sold	0	448,861	31,708	850,836
Secured financed loans	0	0	439,117	0
Whole loan sales	189,699	0	338,772	0

Selected Balance Sheet Data:			September 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$960,327	$602,226
Home equity loans, net of allowance for loan losses(1)			635,566	343,972
Residual assets -- trading(2)			168,119	199,071
Short-term debt			94,463	138,527
Long-term debt			420,306	0
Shareholders' equity			178,237	135,493
Selected Operating Data:
Total managed portfolio balance at end of period			2,018,633	2,064,542
Delinquency ratio (30+ days including nonaccruals)			5.01%	5.07%
Total managed plus subservicing portfolio balance at end of period			2,489,240	2,317,975
Weighted average coupon rate:
Lines of credit			10.83%	11.11%
Loans			13.63%	13.38%

__________
(1) Includes $418.6 million of collateralized loans at September 30, 2002, as part of a secured financing
(2) Includes $96.1 million of residual assets at September 30, 2002 that would be considered credit-enhancing interest-only strips (CEIOS) under new federal banking regulations.

Securitizations

     The securitization structures we have used prior to 2002 have involved "true sales" of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. Although we recognize gains on the sale of loans in the period in which such loans were sold, we expect to receive cash (representing the excess spread, overcollateralization if applicable, and servicing fees) over the lives of the loans. Concurrent with recognizing such gains on sale, we have recorded the future expected receipt of cash flow as a residual interest, which is currently indicated on our consolidated balance sheet as part of "trading assets." We recognized gains on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the receivables using prepayment, default, and discount rate assumptions that we believe market participants would use for similar financial instruments.

     Based on changes to our funding practices to adjust to new regulatory capital rules discussed later in this section, we have begun using securitization structures that are not accounted for using gain-on-sale treatment under generally accepted accounting principles, but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

Net Income

     Our home equity lending line of business recorded net income of $0.4 million during the three months ended September 30, 2002, compared to net income for the same period in 2001 of $1.2 million. Year to date, a loss of $7.0 million was recorded in 2002 compared to net income of $10.7 million during the same period a year earlier. The decline is reflective of the transition this line of business is making away from securitization structures accounted for under SFAS 140 using gain-on-sale accounting treatment.

Net Revenue

     Net revenue for the three and nine months ended September 30, 2002 totaled $19.9 million and $45.4 million, respectively, compared to net revenue for the same periods in 2001 of $26.3 million and $91.3 million. The reduction in revenues is a result of increased provision for loan losses as the line of business begins to build an on-balance sheet loan portfolio and reduced gain-on-sale revenues related to the transition away from gain-on-sale accounting in our securitizations.

     During the third quarter of 2002, our home equity lending business produced $290.8 million of home equity loans, compared to $350.4 million during the same period of 2001, a 17.0% decrease. For the year to date, loan volume was $805.2 million in 2002 and $802.6 million in 2001. Our home equity lending business had $656.0 million of loans in portfolio at September 30, 2002, compared to loans of $346.2 million at December 31, 2001. Included in the loan balance at September 30, 2002 were $418.6 million of collateralized loans as part of a secured financing.

     Net interest income increased to $27.1 million for the three months ended September 30, 2002, compared to the third quarter of 2001 net interest income of $18.2 million. Net interest income during 2002 year to date totaled $65.7 million compared to $47.3 million year to date in 2001. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Interest income on the residual interests totaled $8.5 million and $26.6 million, respectively, during the three- and nine-month periods ended September 30, 2002, up 7.6% and 17.6%, respectively, from the same periods in 2001, reflecting larger residual balances and a higher discount rate on all residuals.

     Gains on sale of loans for the three months ended September 30, 2002 totaled $9.2 million, compared to $37.4 million during the same period in 2001. Gains on sale of loans totaled $16.5 million for the nine-month period ended September 30, 2002, a decrease from $70.7 million during the same period a year earlier. This significant decline in gains compared to 2001 relates to the transition away from securitization structures requiring gain-on-sale accounting. We reported gain on sales during the first quarter of 2002 as a result of making a final delivery of $31.7 million of loans to complete a third quarter 2001 securitization transaction. We also had a securitization of $439.1 million of loans during the second quarter that we accounted for as a secured financing. See further discussion of this subject in the section titled, "Securitizations." We completed a whole loan sale in the third quarter of $189.7 million resulting in a gain of $9.2 million. Year to date, we have had whole loan sales of $338.8 million resulting in a gain of $14.0 million. We do not record a residual asset as a result of these whole loan sales. These are cash sales for which we receive a premium, record an MSR, and monetize any points and fees at the time of sale.

     Under a portfolio accounting model, loan origination fees are deferred and accreted into income as an adjustment to net interest income over the life of the underlying loans. Previously, loan origination fees had been recognized as income when the related loans were securitized. As a result of our transition to a portfolio model, loan origination fees were lower in 2002 compared to 2001.

     Amortization and impairment of servicing assets includes amortization expense and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business recognizes on its balance sheet a servicing asset equal to the discounted cash flows of estimated future servicing income and cost. At September 30, 2002, net servicing assets totaled $21.5 million, compared to a balance of $15.3 million at December 31, 2001. Servicing asset amortization and impairment expense totaled $1.4 million for the three months ended September 30, 2002, compared to $0.8 million for the same period in 2001.

     Trading losses represent unrealized losses as a result of downward adjustments to the carrying values of our residual assets. Trading losses totaled $9.6 million during the third quarter of 2002, compared to losses of $27.9 million during the same period a year earlier. Trading losses for the year to date 2002 were $22.6 million compared to losses of $30.5 million during the same period in 2001. These unrealized trading losses during late 2001 and year-to-date 2002 principally reflect higher allowances for future losses due to the continued recessionary economic environment. Residual interests had a balance of $168.1 million at September 30, 2002 and $199.1 million at December 31, 2001. Included in the market valuation assumptions are estimated lives of the loans, expected losses and discount rates. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in thousands)
Salaries and employee benefits	$11,078	$14,519	$33,706	$44,914
Other	8,090	9,726	23,363	28,651
Total operating expenses	$19,168	$24,245	$57,069	$73,565
Number of employees at period end			709	786

     Operating expenses were $19.2 million and $57.1 million for the three and nine months ended September 30, 2002, respectively, compared to $24.2 million and $73.6 million for the same periods in 2001. These decreases relate primarily to decreased salaries and employee benefits related to minority interest compensation.

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

     A provision for loan losses of $9.2 million was recorded during the third quarter. This provision increases the allowance for loan losses to $20.4 million. The allowance represents our estimate of inherent losses in the $656.0 million on-balance sheet loan portfolio at this line of business. There was a $0.3 million provision on a $37.4 million loan portfolio in the third quarter of 2001. Nearly all of the home equity line of business loans were classified as held for sale at September 30, 2001, and were carried at lower of cost or market.

     The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

			September 30,	December 31,
			2002	2001
			(Dollars in thousands)
Nonperforming loans			$7,848	$7,210
Other real estate owned			2,967	1,904
Total nonperforming assets			$10,815	$9,114
Nonperforming assets to total assets			1.13%	1.51%
Allowance for loan losses			$20,400	$2,220
Allowance for loan losses to total loans (on-balance sheet)			3.11%	0.64%
	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2002	2001	2002	2001
Provision for loan losses	$9,221	$284	$21,681	$584
Net charge-offs	2,421	N/A	7,476	N/A
Net charge-offs to average loans (annualized)	1.32%	N/A	1.79%	N/A

     As mentioned earlier, the home equity business began recognizing a provision for loan losses and recording an allowance for loan losses in late 2001 and into 2002 as the line of business moved away from the use of securitization structures involving gain-on-sale accounting and began to build a loan portfolio on its balance sheet. Included in charge-offs for the three months and nine months ended September 30, 2002, were approximately $0.3 million and $4.0 million, respectively, of charge-offs at the home equity lending line of business that were not charged against the allowance for loan and lease losses account. Instead, these charge-offs were made directly to a lower of cost or market allowance that was established in late 2001 when we transferred approximately $38 million of home equity loans held for sale to the held for investment category. This valuation allowance account was depleted during the third quarter of this year.

     In addition to on-balance sheet charge-offs listed above, the home equity line of business also recognizes charge-offs on its off-balance sheet securitized portfolio through adjustments to its residual interests. The table below lists charge-offs for the line of business, both on- and off-balance sheet. The annualized net charge-offs to managed portfolio increased to 3.01% for the three-month period ended September 30, 2002, compared to 1.95% during the same period in 2001.

	For the Three Months Ended September 30:		For the Nine Months Ended September 30:
	2002	2001	2002	2001
Net charge-offs (on- and off-balance sheet)	16,011	9,462	43,715	23,607
Net charge-offs to average managed portfolio (annualized)	3.01%	1.95%	2.86%	1.76%

Servicing Mix

     The following table shows the geographic composition of our home equity managed portfolio, including subserviced portfolio, on a percentage basis as of September 30, 2002 and December 31, 2001:

State	September 30, 2002	December 31, 2001
California	22.0%	23.6%
Florida	7.6	7.5
Virginia	5.6	5.7
Ohio	4.9	5.0
Maryland	4.9	4.3
All other states	55.0	53.9
Total	100%	100%
Total managed portfolio, including subserviced portfolio (in thousands)	$2,489,240	$ 2,317,975

     The following table provides a breakdown of our home equity lending managed portfolio, by product type, outstanding principal balance and weighted average coupon as of September 30, 2002:
	Amount	% of Total	Weighted Average Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$305,191	15.12%	11.75%
Home equity lines of credit < = 100% CLTV	465,480	23.06	9.58
Total < = 100% CLTV	770,671	38.18	10.44
Home equity loans > 100% CLTV	786,410	38.96	14.72
Home equity lines of credit > 100% CLTV	364,131	18.04	12.28
Total > 100% CLTV	1,150,541	57.00	13.94
First mortgages	39,093	1.94	8.70
Other (Immediate Credit and Visa Platinum Product)	58,328	2.88	13.97
Total	$2,018,633	100.00%	12.50%

     At September 30, 2002, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions are as follows:

September 30, 2002
(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$168,119
Weighted-average life (in years)	2.35

Prepayment speed assumptions (annual rate)	28.05%
Impact on fair value of 10% adverse change (30.85%)	($2,224)
Impact on fair value of 25% adverse change (35.06%)	(5,027)

Expected credit losses (annual rate)	3.64%
Impact on fair value of 10% adverse change (4.00%)	($8,276)
Impact on fair value of 25% adverse change (4.55%)	(19,648)

Residual cash flows discount rate (average annual rate)	18.57%
Impact on fair value of 10% adverse change (20.43%)	($5,708)
Impact on fair value of 25% adverse change (23.21%)	(13,633)

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

Securitization Transactions and Assumptions

     The table below details information with respect to pool sizes and age for the entire portfolio we service, including products for which we no longer retain credit risk. The underlying assumptions included in this table are consistent with the underlying assumptions for the portfolio for which we continue to retain credit risk:

							Projected	Projected	Projected
					Actual	Actual	Cumulative	Lifetime	Remaining	Weighted
					Annualized	Cumulative	Losses	Cumulative	Cumulative	Average
					Loss Rate	Losses	to Date	Losses	Losses	Future
	Original			Age of	as a % of	as a % of	as a % of	as a % of	as a % of	Prepayment	Weighted
	Balance	Current	Month	Deal	Original	Original	Original	Original	Original	Speed	Average
	Sold	Balance	Closed	(Months)	Balance	Balance	Balance(1)	Balance(2)	Balance(3)	Assumption	Coupon
Core HELOCs (<= 100% CLTV)
1995-2 HELOCs	$ 51,584	$ -	Nov-95	NA	0.41%	2.30%	1.35%	1.35%	0.00%	NA	NA
1996-1 HELOCs	75,999	-	Oct-96	NA	0.26%	1.36%	1.36%	1.36%	0.00%	NA	NA
1997-1 HELOCs	54,997	-	Jun-97	NA	0.26%	1.34%	1.30%	1.30%	0.00%	NA	NA
1997-2 HELOCs	69,998	7,359	Nov-97	59	0.28%	1.36%	1.34%	1.44%	0.10%	34%	11.24%
1998-1 HELOCs	124,280	24,780	Jun-98	52	0.35%	1.54%	1.47%	1.90%	0.44%	39%	9.58%
2000-1 HELOCs	66,803	28,000	Sep-00	25	0.67%	1.40%	1.24%	2.33%	1.09%	40%	9.78%
2001-1 HELOCs	27,719	17,010	Mar-01	19	0.62%	0.98%	0.63%	2.44%	1.81%	41%	9.52%
2001-2 HELOCs	64,018	44,171	Sep-01	13	0.31%	0.33%	0.79%	3.31%	2.52%	33%	9.23%
Total/Weighted Average	$ 535,398	$ 121,320		39	0.37%	1.35%	1.26%	1.90%	0.98%	37%	9.59%

Core HELs (<= 100% CLTV)
1996-1 HELs	$ 63,997	$ -	Oct-96	NA	0.14%	0.69%	1.29%	1.29%	0.00%	NA	NA
1997-1 HELs	44,999	-	Jun-97	NA	0.20%	0.93%	1.27%	1.27%	0.00%	NA	NA
1997-2 HELs	60,000	5,876	Nov-97	59	0.24%	1.20%	1.24%	1.26%	0.02%	35%	13.74%
1998-1 HELs	70,005	8,903	Jun-98	52	0.18%	0.78%	1.23%	1.40%	0.17%	48%	12.47%
1999-1 HELs	89,999	15,864	Feb-99	44	0.31%	1.12%	1.24%	1.54%	0.31%	44%	11.70%
1999-2 HELs	45,000	10,674	May-99	41	0.59%	2.03%	1.39%	1.87%	0.47%	43%	11.37%
1999-3 HELs	107,657	30,057	Nov-99	35	0.62%	1.81%	1.36%	1.93%	0.57%	46%	12.50%
2000-1 HELs	123,971	48,422	Sep-00	25	0.61%	1.28%	1.05%	2.00%	0.94%	45%	12.58%
2001-1 HELs	124,951	58,001	Mar-01	19	0.45%	0.72%	0.76%	1.94%	1.18%	46%	12.38%
2001-2 HELs	227,760	167,998	Sep-01	13	0.18%	0.19%	0.22%	3.12%	2.90%	31%	11.27%
Total/Weighted Average	$ 958,339	$ 345,795		30	0.35%	0.93%	0.94%	2.03%	1.23%	38%	11.84%

First Mortgages (<= 100% CLTV)
1998-1 First	$ 7,495	$ 1,836	Jun-98	52	0.00%	0.00%	0.79%	0.90%	0.11%	47%	8.95%
1999-1 First	60,002	25,847	Feb-99	44	0.08%	0.31%	0.76%	0.98%	0.23%	33%	8.54%
1999-2 First	15,021	6,285	May-99	41	0.20%	0.68%	0.66%	0.82%	0.16%	37%	8.53%
1999-3 First	25,246	13,490	Nov-99	35	0.44%	1.28%	0.59%	0.81%	0.22%	32%	9.19%
2001-1 First	4,058	2,364	Mar-01	19	0.00%	0.00%	0.29%	0.54%	0.25%	41%	9.43%
Total/Weighted Average	$ 111,822	$ 49,822		41	0.17%	0.55%	0.69%	0.90%	0.21%	34%	8.77%

125 HELOCs
1998-1 HELOC125s	$ 7,499	$ 1,788	Jun-98	52	1.48%	6.40%	6.36%	9.01%	2.65%	23%	12.29%
1999-3 HELOC125s	38,320	18,252	Nov-99	35	2.83%	8.27%	5.86%	9.92%	4.07%	26%	12.00%
2000-LB1 HELOC125s	29,919	18,146	Jun-00	28	2.68%	6.26%	5.19%	11.37%	6.18%	22%	12.83%
2001-1 HELOC 125s	30,812	21,808	Mar-01	19	3.60%	5.70%	2.45%	10.33%	7.88%	24%	13.36%
2001-2 HELOC 125s	70,295	59,782	Sep-01	13	1.11%	1.20%	1.22%	15.87%	14.65%	15%	11.69%
Total/Weighted Average	$ 176,845	$ 119,776		23	2.20%	4.59%	3.33%	12.57%	9.23%	20%	12.22%

125 HELs
1999-2 HEL125s	$ 119,978	$ 42,674	May-99	41	2.06%	7.05%	5.59%	7.67%	2.08%	35%	13.73%
1999-3 HEL125s	70,658	29,545	Nov-99	35	2.46%	7.18%	5.41%	8.21%	2.80%	33%	14.89%
2000-A1 HEL125s	123,698	54,978	Jun-00	28	1.43%	3.35%	3.84%	5.74%	1.90%	35%	13.66%
2000-1 HEL125s	166,330	92,007	Sep-00	25	2.36%	4.93%	4.17%	9.02%	4.85%	30%	15.26%
2001-1 HEL125s	219,765	142,977	Mar-01	19	2.22%	3.52%	3.59%	9.98%	6.39%	27%	15.00%
2001-2 HEL125s	313,367	265,646	Sep-01	13	0.91%	0.98%	0.77%	13.67%	12.90%	16%	14.98%
Total/Weighted Average	$ 1,013,796	$ 627,827		23	1.74%	3.62%	3.21%	10.05%	6.84%	24%	14.82%

PNB 99-1 HELOCs (<= 100% CLTV) Acquired October 2000
PNB 1999-1 HELOC	$ 500,000	$ 130,417	May-99	41	0.92%	3.13%	3.45%	4.44%	0.98%	29%	10.62%

Immediate Credit (Program discontinued)
1999-3 HEL ImmedCredit	$ 524	$ 153	Nov-99	35	7.67%	22.36%	14.71%	21.78%	7.07%	30%	14.90%
1999-3 HELOC ImmedCredit	13,903	4,265	Nov-99	35	7.88%	22.98%	14.35%	23.01%	8.66%	25%	13.25%
2000-LB1 HELOC ImmedCredit	69,267	29,074	Jun-00	28	7.10%	16.57%	14.75%	26.94%	12.20%	25%	13.70%
Total/Weighted Average	$ 83,694	$ 33,492		29	7.24%	17.67%	14.68%	26.26%	11.58%	25%	13.65%

Grand Total/Weighted Average	$ 3,379,894	$ 1,428,449		28	1.12%	2.72%	2.50%	5.88%	3.39%	29%	12.81%
____________
(1) Sum of previous quarterly loss projections, updated quarterly, as a percent of original balance.
(2) Sum of Projected Cumulative Losses to Date and Projected Remaining Cumulative Losses, as a percent of original balance.
(3) Sum of Projected Future Losses to call from current quarter's model, as a percent of original balance.

Home Equity Servicing

     Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn a servicing fee of approximately 75 to 100 basis points of the outstanding principal balance of the securitized loans treated as sales under generally accepted accounting principles. For loans treated as secured financings, the servicing fee is implicit in the yield of the underlying loans and therefore is not capitalized. For whole loans sold with servicing retained, we do capitalize these servicing fees that also include rights to future early repayment fees. In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees, although we are not recognizing any revenue or balance sheet asset to reflect this potential. The following table shows certain information about our home equity portfolio, which includes loans held on the balance sheet as well as securitized loans:

	September 30, 2002	December 31, 2001
	(In thousands)
Managed portfolio including subservicing	$2,489,240	$ 2,317,975
Managed portfolio	2,018,633	2,064,542
Delinquency ratio (30+ days including nonaccruals)	5.01%	5.07%

     In our home equity lending business, we generally retain credit risk on loans we originate, whether funded on- or off-balance sheet. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio was 5.01% at September 30, 2002, and 5.07% at December 31, 2001. The credit quality of the home equity loans underlying previous securitizations continues to perform within management's long-term expectations, despite the current economic conditions.

Impact of Recent Change to Regulatory Capital Rules

     The federal banking regulators, including our principal regulator, the Federal Reserve, have adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitizations and other securitized transactions. In general, the new rules require a banking institution that has certain credit-enhancing interest-only strips ("CEIOS" ) in an amount that exceeds 25% of its Tier 1 capital to deduct the after-tax excess amount of these CEIOS from Tier 1 capital for purposes of computing risk-based capital ratios.

     The new capital standards became effective on January 1, 2002, for new residual interests related to any transaction covered by the revised rules that settles after December 31, 2001. For transactions settled before January 1, 2002, application of the new capital treatment to the residuals created can be delayed until December 31, 2002. During the first quarter of 2002, our home equity lending line of business completed the collateral delivery required as part of a third quarter 2001 securitization transaction. For purposes of these new rules, this delivery is considered settled prior to January 1, 2002.

     We believe these new rules apply to many, if not all, of the securitization transactions done by our home equity line of business prior to 2002 to fund loan production. The residual assets we now own do not exceed the 25% concentration limit in the new capital treatment rules. The CEIOS included in our residual assets as of September 30, 2002 comprised 22.3% of our consolidated Tier 1 capital. By the end of 2002, we expect our CEIOS to have declined even more.

     We financed the significant growth in our home equity lending line of business through the first quarter of 2002 using securitization transaction structures that create residual interests through gain-on-sale accounting -- transactions accounted for as sales under SFAS 140. To mitigate the impact of the new capital rules, beginning in 2002 we have eliminated our use of securitization structures that require gain-on-sale accounting. We believe using securitization structures that require on-balance sheet financing treatment or whole loan sale transactions rather than using securitization structures that require off-balance sheet gain-on-sale treatment under SFAS 140 will allow continued access to the capital markets for cost-effective, matched funding of our loan assets, while not meaningfully affecting or changing our cash flows, nor changing the longer term economic profitability of our home equity lending operation.

     Changing our securitization practices has significantly affected the reported financial results of our home equity line of business in 2002. The key financial impacts have included:

  By using on-balance sheet financing structures to fund our home equity loan originations, we are required to change the timing of revenue recognition on these assets under generally accepted accounting principles. For assets funded on-balance sheet, we record interest income over the life of the loans, as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through securitization transactions accounted for as a sale under SFAS 140, we have recorded revenue as gain-on-sale at the time of loan sale based on the difference between proceeds and allocated cost basis of the loans sold. We have also recognized residual interests based on the discounted present value of anticipated revenue streams over the expected lives of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by these different financing structures.
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
  After the initial transition period, as the portfolio of on-balance sheet home equity loans continues to grow, we should record increased levels of net interest income sufficient to cover ongoing expenses and credit losses. We would then expect to be in a position to resume profitable growth in this line of business. We may also pursue selective opportunities to sell whole loans in cash sale transactions if attractive terms can be negotiated. We completed one such transaction during the first quarter and another in the third quarter of 2002.

Commercial Finance

Overview

     In our commercial finance line of business, we originate transactions through established US and Canadian relationships with vendors and manufacturers, some select brokers, and direct relationships with franchisees. The majority of our loans and leases in the vendor and broker channels are full payout (i.e., no residual), small-ticket assets secured by commercial equipment. Within the franchise channel, our loans and leases are also full payout with higher transaction sizes than our small-ticket channel and include some real estate financing. We finance a variety of types of commercial and office equipment and try to limit the industry and geographic concentrations in our loan and lease portfolio.

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(Dollars in thousands)
Net interest income	$3,838	$2,367	$10,957	$6,246
Provision for loan and lease losses	(3,804)	(2,743)	(6,519)	(4,151)
Noninterest income	1,631	383	3,260	1,088
Total net revenues	1,665	7	7,698	3,183
Salaries, pension, and other employee expense	(2,374)	(1,541)	(6,665)	(4,431)
Other expense	(391)	(296)	(2,046)	(1,761)
Loss before taxes and minority interest	(1,100)	(1,830)	(1,013)	(3,009)
Income tax benefit	524	746	416	1,092
Loss before minority interest	(576)	(1,084)	(597)	(1,917)
Minority interest	(87)	68	(53)	278
Loss before cumulative effect of change in accounting principle	(663)	(1,016)	(650)	(1,639)
Cumulative effect of change in accounting principle	0	0	495	0
Net loss	$(663)	$(1,016)	$(155)	$(1,639)
Selected Operating Data
Net charge-offs	$1,938	$1,450	$4,067	$2,945
Total fundings of loans and leases	58,399	70,733	144,297	144,360
Number of employees at period end			133	97
Selected Balance Sheet Data at End of Period:			September 30, 2002	December 31, 2001
			(Dollars in thousands)
Total assets			$315,011	$266,670
Leases			318,251	264,827
Allowance for lease losses			(7,050)	(4,587)
Shareholders' equity			26,856	17,819
Net interest margin			5.07%	4.64%

     During the three and nine months ended September 30, 2002, our commercial finance line of business had net losses of $0.7 million and $0.2 million, compared to losses of $1.0 million and $1.6 million for the same periods of 2001. Prior to a cumulative effect of an accounting change related to the reversal of unamortized negative goodwill related to a 2000 acquisition, the line of business had a net loss of $0.7 million for the year to date 2002. The one-time accounting change was required under SFAS 142, "Goodwill and Other Intangible Assets," a new accounting standard effective January 1, 2002.

     Our commercial finance line of business originated $58.4 million in loans and leases during the third quarter of 2002, and $144.3 million year to date, compared to $70.7 million for the third quarter of 2001 and $144.4 million year to date. The line of business portfolio at quarter end was $318.3 million, compared to its portfolio at December 31, 2001 that totaled $264.8 million.

Credit Quality

     We had nonperforming loans and leases at September 30, 2002 totaling $3.6 million, compared to non-performing loans and leases at December 31, 2001 totaling $3.9 million. Allowance for loan and lease losses at September 30, 2002 was $7.1 million, representing 2.22% of total loans and leases, compared to a balance at December 31, 2001 of $4.6 million, representing 1.73% of total loans and leases. Net charge-offs recorded by the commercial finance line of business year to date in 2002 were $4.1 million. Net charge-offs for the same period of 2001 were $2.9 million. The increased nonperformings, charge-offs and allowance was principally the result of deterioration in the credit quality of the broker-based, small ticket portion of our domestic portfolio. We have taken steps to reduce our concentration in this portion of our portfolio and we have made substantial underwriting changes in this portfolio over the past year. In the future, we expect our concentration in vendor-based small ticket (both domestically and in Canada) and franchise finance to grow as a proportion of the line of business' portfolio. The following table shows information about our nonperforming assets in this line of business and our allowance for loan and lease losses:

			September 30,	December 31,
			2002	2001
			(Dollars in thousands)
Nonperforming loans and leases			$3,564	$3,923
Nonperforming assets to total assets			1.13%	1.47%
Allowance for loan and lease losses			$7,050	$4,587
Allowance for loan and lease losses to total loans and leases			2.22%	1.73%

	Three Months Ended September 30:		Nine Months Ended September 30:
	2002	2001	2002	2001
	(Dollars in thousands)
Provision for loan and lease losses	$3,804	$2,743	$6,519	$4,151
Net charge-offs	1,938	1,450	4,067	2,945
Net charge-offs to average loans and leases	2.5%	2.6%	1.9%	2.1%

     The following table provides certain information about our loan and lease portfolio at the dates shown:

	September 30,	December 31,
	2002	2001
	(Dollars in thousands)
Franchise loans	$72,989	$35,949
Weighted average yield	9.46%	10.05%
Delinquency ratio(1)	0	0
Domestic leases	$140,396	$150,610
Weighted average yield	10.47%	10.73%
Delinquency ratio(1)	1.35	2.68
Canadian leases(2)	$104,866	$78,267
Weighted average yield	11.09%	11.17%
Delinquency ratio(1)	1.35	1.69

_________
(1) 30+ days excluding nonaccruals
(2) In US dollars

Venture Capital

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in six private companies as of September 30, 2002, with an aggregate investment cost of $11.9 million and a carrying value of $3.6 million.

     The following table shows selected financial information for our venture capital line of business for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Selected Income Statement Data:	(In thousands)
Net interest income (expense)	$11	($156)	$33	($417)
Mark-to-market adjustment on investments	(2,851)	0	(4,316)	(4,702)
Noninterest income	116	118	426	503
Total net revenues	(2,724)	(38)	(3,857)	(4,616)
Operating expense	(123)	(117)	(422)	(531)
Loss before taxes and minority interest	(2,847)	(155)	(4,279)	(5,147)
Income tax benefit	1,139	63	1,711	2,048
Loss before minority interest	(1,708)	(92)	(2,568)	(3,099)
Minority interest	36	0	36	0
Net loss	($1,672)	$(92)	($2,532)	($3,099)

Selected Balance Sheet Data at End of Period:			September 30, 2002	December 31, 2001
			(In thousands)
Investment in portfolio companies (cost)			$11,865	$10,696
Mark-to-market adjustment			(8,252)	(3,936)
Carrying value of portfolio companies			$3,613	$6,760

     During the three months ended September 30, 2002, the venture capital line of business reported a net loss of $1.7 million compared to a net loss of $0.1 million during the same period a year ago. This line of business recorded a net loss of $2.5 million during the nine months ended September 30, 2002 compared to a net loss of $3.1 million during the same period in 2001. These losses reflect portfolio valuation adjustments due to effects of the recession on the sales cycles of development stage companies.

Other

     Results at our parent and other businesses totaled a net loss of $1.4 million and $3.1 million for the three and nine months ended September 30, 2002, compared to a net loss of $2.2 million and $3.7 million during the same periods in 2001. These losses at the parent company relate primarily to operating expenses in excess of management fees charged to the lines of business.

Consolidated Income Statement Analysis

Net Income

     We recorded net income of $8.2 million for the three months ended September 30, 2002, down 28.6% from net income of $11.5 million for the third quarter of 2001. Year to date we recorded net income of $26.1 million in 2002 compared to net income in 2001 of $33.4 million for the same period. Net income per share (diluted) was $0.29 for the third quarter of 2002, down from $0.50 per share in 2001. Year to date, net income per share (diluted) was $0.96 for 2002, down from $1.47 per share in 2001. These results reflect the elimination of the use of gain-on-sale accounting for securitizations in our home equity lending business as well as dilution from our February 2002 common stock offering. Return on equity was 9.89% for the three months ended September 30, 2002 and 21.74% for the same period in 2001. Year-to-date return on equity was 11.25% for 2002 and 22.25% for 2001.

Net Interest Income

     Net interest income on a fully tax equivalent basis for the nine months ended September 30, 2002 totaled $149.5 million, up 43.3% from 2001 net interest income of $104.3 million for the same period. Net interest margin for the year to date ended September 30, 2002 was 5.99% compared to 5.21% for the same period in 2001.

     The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:
	September 30, 2002			September 30, 2001
	Average Balance	Interest	Yield/Rate(3)	Average Balance	Interest	Yield/ Rate (3)
Assets	(In thousands)
Interest-earning assets:
Interest-bearing deposits with banks	$20,060	$265	1.77%	$102,549	$1,445	1.88%
Federal funds sold	6,665	44	0.88	5,275	154	3.9
Trading assets-residual interests	195,471	26,561	18.17	174,674	22,636	17.33
Taxable investment securities	32,626	1,807	7.40	29,175	2,401	11.00
Tax-exempt investment securities(1)	4,284	257	8.02	4,855	285	7.85
Loans held for sale	561,425	33,296	7.93	902,526	78,033	11.56
Loans and leases, net of unearned income(1)(2)	2,515,041	160,093	8.51	1,456,940	94,004	8.63
Total interest-earning assets	3,335,572	$222,323	8.91%	2,675,994	$198,958	9.94%
Noninterest-earning assets:
Cash and due from banks	100,191			77,030
Other assets	388,632			326,741
Less allowance for loan and lease losses	(32,760)			(14,403)
Total assets	$3,791,635			$3,065,362

	September 30, 2002			September 30, 2001
	Average Balance	Interest	Yield/Rate(3)	Average Balance	Interest	Yield/ Rate (3)
Liabilities and Shareholders' Equity
Interest-bearing liabilities:
Money market checking	$131,833	$520	0.53%	$99,247	$3,042	4.10%
Money market savings	599,898	7,132	1.59	357,271	8,649	3.24
Regular savings	56,822	1,198	2.82	52,693	1,567	3.98
Time deposits	1,059,099	33,089	4.18	958,385	42,990	6.00
Short-term borrowings	581,554	11,227	2.58	667,873	25,235	5.05
Long-term debt	175,945	5,170	3.93	26,371	1,740	8.82
Trust preferred securities distribution	198,500	14,458	9.74	157,250	11,410	9.70
Total interest-bearing liabilities	2,803,651	$72,794	3.47%	2,319,090	$94,633	5.46%

Noninterest-bearing liabilities:
Demand deposits	490,014			378,188
Other liabilities	187,558			167,135
Shareholders' equity	310,412			200,949
Total liabilities and shareholders' equity	$3,791,635			$3,065,362
Net interest income		$149,529			$104,325
Net interest income to average interest-earning assets			5.99%			5.21%

__________
(1) Interest is reported on a fully taxable equivalent basis using a federal income tax rate of 35%.
(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
(3) Annualized for interim periods.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the third quarter of 2002 was $15.6 million, compared to $5.0 million for the same period in 2001. Year to date, the provision for 2002 was $35.4 million, compared to $9.4 million in 2001. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the three months ended September 30, 2002 totaled $54.4 million, compared to $64.7 million for the third quarter of 2001. Noninterest income of $161.4 million was recorded for the nine months ended September 30, 2002 and $194.7 million for the same period in 2001. The decrease was primarily a result of our move away from gain-on-sale accounting for securitizations at the home equity lending line of business. For further discussion, see the "Home Equity Lending" section.

Noninterest Expense

     Noninterest expenses for the three and nine months ended September 30, 2002 totaled $82.9 million and $233.6 million, respectively, relatively unchanged compared to $81.9 million and $234.9 million for the same periods in 2001.

Consolidated Balance Sheet Analysis

     Total assets at September 30, 2002 were $4.2 billion, up 23.1% from December 31, 2001. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Year-to-date average assets for the period ended September 30, 2002 were $3.8 billion, up 20.9% from December 31, 2001. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business.

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
	September 30,	December 31,
	2002	2001
	(In thousands)
Commercial, financial and agricultural	$1,390,417	$1,055,307
Real estate construction	233,327	287,228
Real estate mortgage	378,907	490,111
Real estate mortgage securitized	418,597	--
Consumer	37,540	38,489
Direct lease financing:
Domestic	265,851	232,527
Canadian	122,969	91,816
Unearned income:
Domestic	(51,369)	(44,183)
Canadian	(18,103)	(13,548)
Total	$2,778,136	$2,137,747

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:
	September 30,	December 31,
	2002	2001
	(In thousands)
U.S. Treasury and government obligations	$35,843	$29,329
Obligations of states and political subdivisions	4,255	4,425
Mortgage-backed securities	2,109	4,224
Other	133	818
Total	$42,340	$38,796

Deposits

     Total deposits as of September 30, 2002 averaged $2.3 billion year to date compared to average deposits as of December 31, 2001 of $2.0 billion. Demand deposits at September 30, 2002 averaged $490.0 million, a 16.8% increase over December 31, 2001. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2002, these escrow accounts averaged $333.3 million year to date compared to an average of $294.8 million at year end. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2002, institutional broker-sourced deposits totaled $420.5 million compared to a balance of $577.3 million at December 31, 2001.

Short-Term Borrowings

     Short-term borrowings year to date in 2002 averaged $581.6 million compared to an average of $594.8 million during the fourth quarter in 2001, a decrease of 2.2%. The decrease is primarily a result of timing of secondary market activities.

Long-Term Debt

     Long-term debt increased $420.3 million compared to December 31, 2001. This increase relates to the change we have made at the home equity lending line of business away from securitization structures requiring gain-on-sale accounting. The new securitization structures result in loans and securitized borrowings being recorded on the balance sheet.

Capital

     Shareholders' equity averaged $310.5 million year to date in 2002, up 48.8% compared to the year ended December 31, 2001. Shareholders' equity balance of $335.5 million at September 30, 2002 represented $12.09 per common share, compared to $10.84 per common share at December 31, 2001. The majority of this increase is reflective of our sale in the first quarter of 6.2 million shares of common stock, resulting in net proceeds of approximately $82 million. We paid $1.9 million in dividends the third quarter of 2002, or $5.6 million year to date, reflecting an increase of $0.0075 per share from last year.

     The following table sets forth our capital and capital ratios at the dates indicated:

	September 30,	December 31,
	2002	2001
	(In thousands)
Tier 1 capital	$429,707	$295,021
Tier 2 capital	165,979	173,316
Total risk-based capital	$595,686	$468,337
Risk-weighted assets	$4,424,521	$4,329,973
Risk-based ratios:
Tier 1 capital	9.71%	6.81%
Total capital	13.46	10.82
Tier 1 leverage ratio	10.17	8.45
Ending shareholders' equity to assets	7.91	6.75
Average shareholders' equity to assets	8.19	6.65

     At September 30, 2002, our total risk-adjusted capital ratio was 13.46% compared to 10.0%, which is considered "well-capitalized" by the regulators, and the 11.0% minimum target established by our Board of Directors. At December 31, 2001, our total risk-adjusted capital ratio was 10.82%. Our ending equity to assets ratio at September 30, 2002 was 7.91% compared to 6.75% at December 31, 2001. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the nine-month period ended September 30, 2002 was 8.19% compared to 6.65% for the year 2001. The increase in our capital ratios is primarily the result of our February 2002 common stock offering mentioned above.

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

Risk Management

     We are engaged in businesses that involve the assumption of risks including:

  Credit risk
  Liquidity risk
  Interest rate risk
  Operational risk (including regulatory, reputational and legal)

     Each line of business that assumes risk uses a formal process to manage these risks. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed. Our Chairman, President, and Chief Financial Officer participate in each of our subsidiaries' risk management process. We have recently implemented certain steps designed to enhance our consolidated risk management function. We have instituted a company-wide risk management system at the holding company level and have adopted board policies that establish specified growth and residual asset concentration limits. In addition to strengthening our overall operational and financial risk management, these changes are designed to provide independent review and enhancement of our home equity residual valuation models, ensure consistency in the business modeling methodologies we use relating to our different lines of business, and establish independent control of our risk reporting, surveillance and model parameter changes.

     Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. In addition, the mortgage banking line of business assumes some credit risk, although its mortgages typically are insured.

     The credit risk in the loan portfolios of the home equity lending line of business and commercial bank has the most potential to have a significant effect on our consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     The allowance for loan and lease losses is an estimate based on our judgement applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis that incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, with an estimated loss ratio applied against each. The loss ratio is generally based upon the previous three years' loss experience for each loan type.

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

     Net charge-offs for the three months ended September 30, 2002 were $5.8 million, or 0.82% of average loans, compared to $2.4 million, or 0.58% of average loans during the third quarter of 2001. Net charge-offs for the nine-month period ended September 30, 2002, were $14.4 million compared to $4.7 million during the same period in 2001. At September 30, 2002, the allowance for loan and lease losses was 1.70% of outstanding loans and leases, compared to 1.04% at year-end 2001. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality, as well as the new balance sheet treatment of home equity loans. As mentioned earlier, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 and into 2002 as the line of business moved away from gain-on-sale accounting and recorded its loans on the balance sheet. Included in the third quarter charge-offs were approximately $0.3 million of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses account. Instead, these charge-offs were made directly to a lower of cost or market allowance that was established in late 2001 when we transferred approximately $38 million of home equity loans held for sale to the held for investment category. This valuation allowance account depleted during the third quarter of this year.

     Total nonperforming loans and leases at September 30, 2002, were $27.3 million, compared to $19.2 million at December 31, 2001. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2002 were 0.98%, compared to 0.90% at December 31, 2001. The majority of the increase in nonperformings was at the commercial banking line of business where nonperforming loans increased to $14.8 million, an increase of 109.5% compared to year end.

     Other real estate owned totaled $6.1 million at September 30, 2002, up from $4.4 million at December 31, 2001. The increase in 2002 was primarily attributable to the mortgage banking and home equity lending lines of business. Total nonperforming assets at September 30, 2002 were $33.3 million, or 0.79% of total assets. Nonperforming assets at December 31, 2001, totaled $23.5 million, or 0.68% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2002	2001
Accruing loans past due 90 days or more:	(In thousands)
Commercial, financial and agricultural loans	$--	$1,146
Real estate mortgages	--	--
Consumer loans	269	157
Lease financing:
Domestic	658	1,624
Canadian	81	68
	1,008	2,995
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	13,880	5,066
Real estate mortgages	8,875	8,115
Consumer loans	679	708
Lease financing:
Domestic	1,807	1,180
Canadian	1,026	1,088
	26,267	16,157
Total nonperforming loans and leases	27,275	19,152

Other real estate owned:
Other real estate owned	6,054	4,388
Total nonperforming assets	$33,329	$23,540
Nonperforming loans and leases to total loans and leases	0.98%	0.90%
Nonperforming assets to total assets	0.79%	0.68%

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $33.3 million of nonperforming assets at September 30, 2002, were concentrated at our lines of business as follows:
Mortgage banking	$4.0 million
Home equity lending	10.8 million
Commercial banking	14.9 million
Commercial finance	3.6 million

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2002, the ratio of loans and loans held for sale to total deposits was 139.3%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale and second mortgage loans financed through matched-term secured financing. The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans. Since we sell a high percentage of these first mortgage loans within a 30-day period, our liquidity is significantly higher than the ratio would suggest by traditional standards. In addition, we have a total of $0.4 billion of matched-term secured funding for our second mortgage loans. Excluding first mortgage loans held for sale and second mortgage loans funded with secured financing, the loan-to-deposit ratio was 92.6% at September 30, 2002.

     Interest Rate Risk. Because not all our assets are perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

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

     Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to hedge the economic performance of the assets. The level and degree to which we hedge depends on a variety of factors, including:

- the type of risk we are trying to mitigate;
- offsetting factors elsewhere in the Corporation;
- time in the quarter (i.e., days until quarter-end);
- current level of hedging gain or loss relative to accounting and economic basis; and
- convexity and basis risk.

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2002. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2002, although certain accounts such as "Official Checks and Due From" are "normalized" whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

     Specifically, the volume of derivative contracts entered into to hedge mortgage servicing rights (MSRs) economically fluctuates from quarter to quarter, depending upon market conditions. We monitor hedge positions frequently and rebalance them as needed. It is unlikely that the volume of hedge positions would remain constant over large fluctuations in interest rates. MSR hedge contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

     Also note a categorization change that first appeared last quarter whereby all non-interest bearing escrow deposits related to our first mortgage business are now being classified under the category "Deposits" in the Economic Value table below. Previously, some of these deposits were excluded from the table since they are non-interest bearing. While escrow deposits remain non-interest bearing, we believe the reclassification to be more consistent with our overall approach. The interest sensitivity of these deposits has been, and will continue to be, reported under the category "Mortgage Servicing Rights." For the September 30, 2002 Economic Value table, approximately $470.9 million of such escrow deposits, which would have been excluded from the table prior to last quarter, are included under the category "Deposits." The change has no impact on the GAAP-Based Value table below.

Economic Value Change Method
	Present Value at September 30, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets Loans and other assets	$3,328,109	$3,289,498	$3,245,994	$3,203,940	$3,162,298
Loans held for sale	778,040	776,385	774,218	772,019	769,793
Mortgage servicing rights	99,339	114,453	156,451	250,319	329,780
Residual interests	142,659	154,950	168,119	182,164	195,895
Interest sensitive financial derivatives	136,616	81,448	26,857	(27,365)	(82,058)
Total interest sensitive assets	4,484,763	4,416,734	4,371,639	4,381,077	4,375,708
Interest SensitiveLiabilities Deposits	(2,569,406)	(2,560,541)	(2,548,610)	(2,536,991)	(2,525,681)
Short-term borrowings	(670,722)	(670,478)	(669,987)	(669,504)	(669,019)
Long-term debt	(686,278)	(678,952)	(670,341)	(649,454)	(635,980)
Total interest sensitive liabilities	(3,926,406)	(3,909,971)	(3,888,938)	(3,855,949)	(3,830,680)
Net market value as of September 30, 2002	$558,357	$506,763	$482,701	$525,128	$545,028
Change from current	$75,656	$24,062	$ --	$42,427	$62,327
Net market value as of December 31, 2001	$363,161	$371,850	$431,775	$490,274	$528,499
Potential change	$(68,614)	$(59,925)	$ --	$58,499	$96,724

GAAP-Based Value Change Method

	Present Value at September 30, 2002, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
Interest Sensitive Assets	(In thousands)
Loans and other assets(1)	$ --	$ --	$ --	$ --	$ --
Loans held for sale	773,117	773,117	773,117	770,918	768,692
Mortgage servicing rights	100,152	115,266	157,052	240,124	294,553
Residual interests	142,659	154,950	168,119	182,164	195,895
Interest sensitive financial derivatives	136,616	81,448	26,857	(27,365)	(82,058)
Total interest sensitive Assets	1,152,544	1,124,781	1,125,145	1,165,841	1,177,080
Interest Sensitive Liabilities Deposits(1)	--	--	--	--	--
Short-term borrowings(1)	--	--	--	--	--
Long-term debt(1)	--	--	--	--	--
Total interest sensitive liabilities(1)	--	--	--	--	--
Net market value as of September 30, 2002	$1,152,544	$1,124,781	$1,125,145	$1,165,841	$1,177,080
Change from current	$27,399	$(364)	$ --	$40,696	$51,935
Net market value as of December 31, 2001	$1,085,076	$1,101,062	$1,145,978	$1,149,916	$1,160,674
Potential change	$(60,902)	$(44,916)	$ --	$3,938	$14,696

__________
(1) Value does not change in GAAP presentation.

     Operational risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include regulatory, reputational and legal risks as well as the potential for processing errors, internal or external fraud, failure of computer systems, and external events that are beyond the control of the corporation, such as natural disasters.

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

     Pursuant to the direction from the Board, primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we have started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new enterprise-wide operational risk oversight function reports to the Audit Committee of the Board of Directors and to the Executive Risk Management Committee of the Corporation, which is led by the Chairman of the Board of Directors.

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

     We are registered as a "bank holding company" with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the related regulations, referred to as the BHC act. We are subject to regulation, supervision and examination by the Federal Reserve and as part of this process we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to, the following areas:

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

     We hedge the fixed versus floating component of certain of our residual interests with three interest rate caps, which had a fair value of $0.7 million and a notional amount of $61.1 million at September 30, 2002. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the third interest rate cap as other income on the income statement. For the nine months ended September 30, 2002, we recorded a $79 thousand loss in other income and $89 thousand loss in accumulated other comprehensive income related to these derivative products.

     We hedged our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. For the three- and nine-month periods ended September 30, 2002, we recorded gains of $81.2 million and $118.5 million, respectively, on these hedges. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as other income. At September 30, 2002, we held $22.1 billion in notional amount of Eurodollar contracts, with expirations ranging from the fourth quarter of 2002 to the first quarter of 2009. The indices underlying these Eurodollar futures contracts are the current and future three-month LIBOR rates. We also held open swaption positions with a notional value totaling $3.8 billion at September 30, 2002, with a final maturity of October 1, 2002. These instruments are traded throughout the quarter so period-end positions may or may not be indicative of our near-term net risk exposure.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $7.0 million and $5.3 million as of September 30, 2002. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the lease portfolio, and have an average remaining maturity of approximately seven months.

     We own foreign currency forward contracts to protect the US dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $73.3 million in forward contracts outstanding as of September 30, 2002. For the nine months ended September 30, 2002, we recognized gains on these contracts of $0.1 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain was $0.2 million during the nine-month period ended September 30, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Risk Management section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations, found on pages 44 through 50.

Item 4. Controls and Procedures.

     As of September 30, 2002, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a -14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which the Form 10-Q was being prepared. While we have concluded that our disclosure controls and procedures are adequate in all material respects for SEC reporting purposes, we are addressing ways to improve the time frame in which we complete the quarterly analysis of mortgage servicing impairment at our commercial banking subsidiary to reduce the likelihood of changes after we have publicly released quarterly results, as discussed below.

     As noted in our Form 8-K filing dated November 14, 2002, we discovered during the preparation of our third quarter Form 10-Q that certain mortgage servicing rights valuation testing procedures for our commercial banking line of business' residential mortgage servicing portfolio had not been performed in a manner consistent with the method utilized at our mortgage banking line of business. As a result, we determined it was appropriate to file the 8-K reporting the revision of third quarter net income prior to the filing of the third quarter 10-Q. We have put into place additional control procedures to address the fact that the appropriate impairment testing was not completed in adequate time to be analyzed as part of our earnings release announcement. With this exception, there have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of internal controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no other corrective actions were required or taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Culpepper v. Inland Mortgage Corporation

     Our subsidiary, Irwin Mortgage Corporation, formerly known as Inland Mortgage Corporation, is the defendant in this class action lawsuit in the United States District Court for the Northern District of Alabama. The suit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage's payment of broker fees to mortgage brokers. A second suit, Beggs v. Irwin Mortgage, was filed September 2001 seeking consolidation with this case. In July 2001, the plaintiffs filed a motion for partial summary judgment in Culpepper asking the court to find Irwin Mortgage summarily liable for violating RESPA. Irwin Mortgage filed a motion in opposition and these motions have been pending before the district court.

     In November, 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new HUD policy statement that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the 11th Circuit's class certification ruling and also filed a motion in the district court seeking a stay of further proceedings until the 11th Circuit renders decisions in the three other RESPA cases pending before it. The Supreme Court denied Irwin Mortgage's petition. On March 8, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case until the 11th Circuit decides the other RESPA cases pending in that court. On September 18, 2002, the 11th Circuit reversed the grant of class certification in one of these cases. We believe the reversal provides grounds to decertify the class in Culpepper. However, the stay in the proceedings continues in effect in Culpepper, and the district court has not yet taken action. The Beggs case has been stayed as well.

     If the class is not decertified and the district court finds that Irwin Mortgage violated RESPA, Irwin Mortgage could be liable for damages equal to three times the amount of that portion of payments made to the mortgage brokers that is ruled unlawful. Based on notices sent by the Culpepper plaintiffs to date to potential class members and additional notices that might be sent, we believe the Culpepper class is not likely to exceed 32,000 borrowers who meet the class specifications. We also have other class action lawsuits filed against us alleging RESPA violations and other claims based on payments similar to those at issue in the Culpepper case, but in one case arguing different RESPA violations. These related lawsuits filed against us after Culpepper, some of which are subject to a similar stay of proceedings, seek class certification of additional borrowers on a different basis than that recently overruled by the Court of Appeals for the 11th Circuit.

     We intend to vigorously defend these lawsuits and believe we have available numerous defenses to the claims. However, we expect that an adverse outcome in Culpepper or Beggs could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for Culpepper or Beggs or for the other subsequently-filed cases, and at this stage of the litigation we are unable to determine their outcomes or a reasonable estimate of potential loss.

Thompson v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation

     On May 9, 2001, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (Irwin), received notice that they were named as defendants in a lawsuit filed in the U.S. District Court for the District of Rhode Island. The suit alleged that Irwin's disclosures and closing procedure for certain home equity loans did not comply with certain provisions of the Truth in Lending Act. The suit also requested that the court certify a plaintiff class in this action. On June 18, 2001, Irwin filed a motion to compel arbitration pursuant to the provisions in the home equity loan agreement. On October 20, 2001 the district court entered judgment in favor of Irwin compelling arbitration and dismissing the plaintiffs' complaint. The plaintiffs appealed and in August, 2002, the appeals court upheld the judgment in our favor compelling arbitration and dismissing the case. The time has expired for plaintiffs to file a petition for rehearing with the court of appeals, and we consider this case concluded. Should arbitration occur, we do not expect to suffer a material loss in connection with this matter.

McIntosh v. Irwin Home Equity Corporation

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a purported class action lawsuit filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank from FirstPlus, an unaffiliated third-party lender, and alleges a failure to comply with certain truth in lending disclosure requirements in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

     On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. We filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit.

     If the class is ultimately upheld, the actual number of plaintiff borrowers will be determined only after a review of loan files. As specified, the plaintiff class is limited to those borrowers who obtained a mortgage loan originated with prepayment penalty provisions by FirstPlus during the three-year period prior to the filing of the suit. Only high-rate loans that are subject to the provisions of the Home Ownership and Equity Protection Act of 1994 would be included in the class. Although discovery has not yet commenced, we believe that out of approximately 200 loans acquired directly from FirstPlus through our correspondent lending channel and approximately 7,800 loans acquired from other parties in certain bulk acquisitions that may include FirstPlus originations, only a portion of these loans will satisfy all of the criteria for inclusion in the class.

     We believe we have available numerous defenses to the allegations and intend to vigorously defend this lawsuit. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

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

Date Issued	Number of Shares

September 30, 2002	1,086

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.
Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)
3.2

Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.3	Code of By-Laws of Irwin Financial Corporation. (Incorporated by reference to Exhibit 4.3 to Form S-3 filed September 13, 2002, File No. 333-99597.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)
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

10.21	*Irwin Financial Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.21 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.22	*Irwin Union Bank Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.22 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.23	*Irwin Home Equity Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.23 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.24	*Irwin Mortgage Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.24 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.) ..
10.27

*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.28

*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.
99.1	Certification of the Chairman and Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.

8-K	July 10, 2002	Attaching news release providing additional residual asset disclosure.
8-K	July 19, 2002	Attaching news release announcing second quarter earnings conference call.
8-K	July 23, 2002	Attaching news release announcing second quarter earnings.
8-K	August 29, 2002	Attaching news release announcing third quarter dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: November 14, 2002	By:___________/s/_________________________
Gregory F. Ehlinger
Chief Financial Officer

By:__________/s/___________________________
Jody A. Littrell
Corporate Controller
(Chief Accounting Officer)

CERTIFICATIONS

I, William I. Miller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Irwin Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

_______/s/______________________________
WILLIAM I. MILLER
Chairman and Chief Executive Officer

I, Gregory F. Ehlinger, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Irwin Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

__________/s/______________________________
GREGORY F. EHLINGER
Senior Vice President and Chief Financial Officer