Form 10-K
period 2002-12-31
IRWIN FINANCIAL CORPORATION
filed 2003-03-19
CIK 52617

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR

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

                  (812) 376-1909                                  WWW.IRWINFINANCIAL.COM
  (CORPORATION'S TELEPHONE NUMBER, INCLUDING AREA                       (WEB SITE)
                       CODE)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

TITLE OF CLASS:    COMMON STOCK*
TITLE OF CLASS:    9.25% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST I AND THE GUARANTEE WITH RESPECT THERETO.
TITLE OF CLASS:    10.50% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST II AND THE GUARANTEE WITH RESPECT THERETO.
TITLE OF CLASS:    8.75% CUMULATIVE CONVERTIBLE TRUST PREFERRED SECURITIES
                   ISSUED BY IFC CAPITAL TRUST III AND THE GUARANTEE WITH
                   RESPECT THERETO.
TITLE OF CLASS     8.70% CUMULATIVE TRUST PREFERRED SECURITIES ISSUED BY IFC
                   CAPITAL TRUST VI AND THE GUARANTEE WITH RESPECT THERETO.

    Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the Corporation is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant's common stock on the New York Stock Exchange on June 30, 2002, was approximately $332,375,690.

    The aggregate market value of the voting stock held by non-affiliates of the Corporation was $292,339,062 as of March 10, 2003. As of March 10, 2003, there were outstanding 27,824,897 common shares of the Corporation.

    * Includes associated rights.

                      DOCUMENTS INCORPORATED BY REFERENCE

   SELECTED PORTIONS OF THE FOLLOWING DOCUMENTS          PART OF FORM 10-K INTO WHICH INCORPORATED
   --------------------------------------------          -----------------------------------------
   DEFINITIVE PROXY STATEMENT FOR ANNUAL MEETING                         PART III
     OF SHAREHOLDERS TO BE HELD APRIL 24, 2003
      EXHIBIT INDEX ON PAGES 108 THROUGH 110

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                               TABLE OF CONTENTS

Part I
  Item 1     --   Business....................................................    2
  Item 2     --   Properties..................................................   15
  Item 3     --   Legal Proceedings...........................................   15
  Item 4     --   Submission of Matters to a Vote of Security Holders.........   18


Part II
  Item 5     --   Market for Corporation's Common Equity and Related
                  Stockholder Matters.........................................   19
  Item 6     --   Selected Financial Data.....................................   20
  Item 7     --   Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...................................   22
  Item 7A    --   Quantitative and Qualitative Disclosures about Market
                  Risk........................................................   70
  Item 8     --   Financial Statements and Supplementary Data.................   70
  Item 9     --   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................  105


Part III
  Item 10    --   Directors and Executive Officers of the Corporation.........  106
  Item 11    --   Executive Compensation......................................  106
  Item 12    --   Security Ownership of Certain Beneficial Owners and
                  Management and Related Stockholder Matters..................  106
  Item 13    --   Certain Relationships and Related Transactions..............  107
  Item 14    --   Controls and Procedures.....................................  107


Part IV
  Item 15    --   Exhibits, Financial Statement Schedules, and Reports on Form
                  8-K.........................................................  108

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     We are a diversified financial services company headquartered in Columbus, Indiana with $4.9 billion in assets at December 31, 2002. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. We currently operate five major lines of business through our direct and indirect subsidiaries. Our major lines of business are: mortgage banking, commercial banking, home equity lending, commercial finance and venture capital.

     We are a regulated bank holding company and we conduct our consumer and commercial lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871 and we formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conduct our commercial banking activities; Irwin Mortgage Corporation, a mortgage banking company; Irwin Home Equity Corporation, a consumer home equity lending company; Irwin Commercial Finance Corporation, a commercial finance subsidiary; and Irwin Ventures LLC, a venture capital company.

     At the parent level, we work actively to add value to our lines of business by interacting with the management teams, capitalizing on interrelationships, providing centralized services and coordinating overall organizational decisions. Under this organizational structure, our mortgage banking, home equity and commercial finance lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust. This structure provides additional liquidity and results in regulatory oversight of our business.

     Our Internet address is http://www.irwinfinancial.com.

     We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission
(SEC). Our internet website and the information contained or incorporated in it are not intended to be incorporated into this Annual Report on Form 10-K.

MAJOR LINES OF BUSINESS

Mortgage Banking

     We established our mortgage banking line of business when we acquired our subsidiary, Irwin Mortgage Corporation, formerly Inland Mortgage Corporation, in 1981. Irwin Mortgage became a subsidiary of Irwin Union Bank and Trust in October, 2002. In this line of business, Irwin Mortgage originates, purchases, sells, and services conventional and government agency-backed residential mortgage loans throughout the United States. Most of our mortgage originations either are insured or guaranteed by an agency of the federal government, such as the Federal Housing Authority (FHA) or the Veterans Administration (VA) or, in the case of conventional mortgages, meet requirements for resale to the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC). We originate mortgage loans through retail offices, direct marketing and our Internet website. We also purchase mortgage loans through mortgage brokers. Our relationships with realtors, homebuilders and brokers help us identify potential borrowers. Irwin Mortgage also engages in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont corporation. In October 2002, we began originating mortgage loans through our new correspondent lending channel. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase from correspondents. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee.

     At January 31, 2003, Irwin Mortgage operated 153 production and satellite offices in 34 states. We discuss this line of business further in the Mortgage Banking section of Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report.

Commercial Banking

     Our commercial banking line of business provides credit, cash management and personal banking products primarily to small businesses and business owners. We offer a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities.

     We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

     - Irwin Union Bank and Trust Company -- headquartered in Columbus, Indiana and organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan, and Carson City, Nevada; and

     - Irwin Union Bank, F.S.B. -- headquartered in Louisville, Kentucky, is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Brentwood, Missouri (near St. Louis); Louisville, Kentucky; Salt Lake City, Utah; Las Vegas, Nevada; and Phoenix, Arizona. We anticipate pursuing the conversion of our Las Vegas and Salt Lake City branches of Irwin Union Bank, F.S.B. to branches of Irwin Union Bank and Trust Company.

     We discuss this line of business further in the Commercial Banking section of the MD&A of this report.

Home Equity Lending

     We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994, headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services home equity loans and lines of credit and first mortgages nationwide. Our target customers are principally credit worthy, home owning consumers who are active, unsecured credit card debt users. We market our home equity products (with loan to value ratios up to 125%) and first mortgage refinance programs (with loan to value ratios up to 100%) through direct mail, telemarketing, mortgage brokers and correspondent lenders nationwide and through the Internet. Irwin Home Equity's core competencies are credit risk management and analysis, risk assessment, and specialized home loan servicing, with particular expertise in test management and database analysis.

     We discuss this line of business further in the Home Equity Lending section of the MD&A of this report.

Commercial Finance

     Established in 1999, our commercial finance line of business (formerly called our equipment leasing line of business) originates small-ticket equipment leases through an established North American network of vendors and brokers and provides finance for franchisees of selected quick service restaurant concepts in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types and try to limit the industry and geographic concentrations in our lease portfolio. Loans and leases to franchisees sometimes involve the financing of real estate as well as equipment.

     In July 2000, the commercial finance line of business acquired an ownership of approximately 78% in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. In December 2001, Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business. In October 2001, we formed Irwin Franchise Capital Corporation to conduct our franchise leasing business. We established Irwin Commercial Finance (formerly, Irwin Capital Holdings) in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies.

     We discuss this line of business further in the Commercial Finance section of the MD&A of this report.

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

     In August 1999, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Palo Alto and Seattle.

Other Subsidiaries

     Irwin Union Credit Insurance Corporation has its home office in Columbus, Indiana and provides credit life insurance to consumer loan customers of Irwin Union Bank.

     We established Irwin Residual Holdings Corporation and Irwin Residual Holdings Corporation II in 2002 to hold residual interests that Irwin Union Bank and Trust Company transferred to Irwin Financial Corporation. The residual interests were created as a result of securitizations in our home equity line of business.

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

COMPETITION

     In our mortgage banking business we compete for mortgage loans with other national, and regional mortgage banking companies, as well as commercial banks, savings banks, credit unions and savings and loan associations.

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

     In our commercial finance business, our primary competitors include other finance companies that are independent or affiliated with banks, large equipment leasing or franchise financing companies that operate on a national or regional basis.

     In our venture capital line of business, we compete primarily with other venture capital firms that invest in start-up companies.

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

BANK HOLDING COMPANY REGULATION

     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the related regulations, referred to as the BHC Act. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process, we must file reports and additional information with the Federal Reserve.

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

     - qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $118 million qualified as Tier 1 capital as of December 31, 2002); and

     - minority interests in the common equity accounts of consolidated subsidiaries;

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

     In its capital adequacy guidelines, the Federal Reserve emphasizes that the standards discussed above are minimums and that banking organizations generally are expected to operate well above these minimum levels. These guidelines also state that banking organizations experiencing growth, whether internally or through acquisitions or other expansionary initiatives, are expected to maintain strong capital positions substantially above the minimum levels.

     As of December 31, 2002, we had regulatory capital in excess of all the Federal Reserve's minimum levels and our internal minimum target of 11% for risk-adjusted capital. Our ratio of total capital to risk weighted assets at December 31, 2002 was 13.2% and our Tier 1 leverage ratio was 9.3%.

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

     The revised rules (the "New Rules") became effective January 1, 2002 for residual interests related to any transaction that settles on or after that date. For transactions that settled prior to the effective date of the New Rules, capital treatment prescribed by the application of the New Rules was delayed until December 31, 2002.

     Capital Treatment of Residual Interests. The New Rules imposed a concentration limit on credit-enhancing interest-only strips (CEIOS), a subset of residual interests, and a dollar-for-dollar capital requirement on residual interests not deducted from Tier 1 capital.

     CEIOS are, generally, assets created from the excess interest on assets transferred (after reduction for administrative expenses, investor interest payments, servicing fees, and credit losses on investors' interests in these assets) that serve as credit enhancements for the investors. CEIOS are the residual interests most often resulting from asset securitizations such as our prior securitizations of home equity loans, in which the seller of loans accounts for the transaction using gain-on-sale accounting treatment. Under the New Rules, CEIOS are limited to 25% of Tier 1 capital, with the excess deducted from Tier 1 capital. At December 31, 2002, our CEIOS represented 17% of Tier 1 capital.

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

BANK AND THRIFT REGULATION

     Indiana law subjects Irwin Union Bank and Trust and its subsidiaries to supervision and examination by the Indiana Department of Financial Institutions
(DFI). Irwin Union Bank and Trust is a member of the Federal Reserve System and, along with its subsidiaries, is also subject to regulation, examination and supervision by the Federal Reserve. These subsidiaries include Irwin Mortgage, Irwin Home Equity and Irwin Commercial Finance. Irwin Union Bank, F.S.B. is a federally chartered savings bank. Accordingly, it is governed by and subject to regulation, examination and supervision by the Office of Thrift Supervision
(OTS), and is required to comply with the rules and regulations of the OTS under the Home Owners' Loan Act (HOLA).

     The Federal Reserve also supervises Irwin Union Bank and Trust's compliance with federal law and regulations that restrict loans by member banks to their directors, executive officers, and other controlling persons.

     The deposits of Irwin Union Bank and Trust are insured by the Bank Insurance Fund (BIF) and the deposits of Irwin Union Bank, F.S.B. are insured by the Savings Association Insurance Fund (SAIF) under the provisions of the Federal Deposit Insurance Act (FDIA). As a result, Irwin Union Bank and Trust and

Irwin Union Bank, F.S.B. also are subject to supervision and examination by the Federal Deposit Insurance Corporation (FDIC). The regulatory scheme applicable to Irwin Union Bank and Trust is comparable to that imposed on Irwin Union Bank, F.S.B. by the OTS.

Mortgage Banking and Residential Lending Regulation

     The residential lending activities of Irwin Union Bank and Trust, the mortgage banking activities of Irwin Mortgage, and the home equity lending business of Irwin Home Equity are regulated by the Federal Reserve. The Federal Reserve has broad authority to oversee the banking activities of Irwin Union Bank and Trust, as the primary federal regulator of the bank pursuant to the FDIA, and the nonbanking subsidiaries of both Irwin Financial Corporation and Irwin Union Bank and Trust, pursuant to the BHC Act. Federal Reserve regulations, such as restrictions on affiliate transactions, asset quality and earnings performance, apply to our residential lending activities. The DFI has comparable supervisory and examination authority over Irwin Mortgage, Irwin Home Equity and Irwin Commercial Finance due to their status as subsidiaries of Irwin Union Bank and Trust.

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

     At December 31, 2002, Irwin Union Bank and Trust had a total risk-based capital ratio of 12.4%, a Tier 1 capital ratio of 10.4%, and a leverage ratio of 9.8% and was considered well-capitalized. See "Bank Holding Company
Regulation -- Minimum Capital Requirements -- Residual Interests" earlier in this section for a discussion of the impact of the new regulatory capital treatment rules. We transferred our residual assets held at Irwin Union Bank and Trust to our holding company in the form of dividends during the fourth quarter of 2001 and the first quarter of 2002. Because of the amount of the residuals, we sought and received regulatory approval of these dividends as required. In connection with our decision in the fourth quarter of 2001 to dividend these residual assets out of Irwin Union Bank and Trust and after discussions with our regulators as well as consideration of the risk profile of our organization, our Board of Directors adopted resolutions regarding maintenance of capital levels above the well-capitalized minimum requirements beginning March 31, 2002. The benchmark levels we established are 12% total capital to risk-weighted assets at Irwin

Union Bank and Trust, and 11% total capital to risk-weighted assets at Irwin Financial. Although the dividends of the residual assets did not have a meaningful impact on our consolidated capital ratios calculated under the New Rules, the dividends had the effect of increasing regulatory capital ratios at Irwin Union Bank and Trust.

     The Federal Reserve, the OTS, the FDIC and other federal banking agencies also adopted a rule modifying the risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank or savings association. Under this rule, the Federal Reserve, the OTS and the FDIC must explicitly include a bank or savings association's exposure to declines in the economic value of their capital due to changes in interest rates as a factor in evaluating capital adequacy of a bank or savings association. The Federal Reserve, the OTS, the FDIC and other federal banking agencies also adopted a joint agency policy statement providing guidance for managing interest rate risk. The policy statement emphasizes the importance of adequate management oversight and a sound risk management process. This assessment of interest rate risk management made by the banks' examiners will be incorporated into the banks' overall risk management rating and used to determine management's effectiveness.

Insurance of Deposit Accounts

     Under the Federal Deposit Insurance Corporation Improvements Act of 1991 (FDICIA), as FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to BIF and SAIF, respectively. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: "well capitalized," "adequately capitalized" or "undercapitalized." An institution is considered well capitalized if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An "adequately capitalized" institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered "undercapitalized" if it does not meet the definition of "well capitalized" or "adequately capitalized." Within each capital group, institutions are assigned to one of three supervisory subgroups: "A" (institutions with few minor weaknesses), "B" (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and "C" (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned.

Dividend Limitations

     As a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. Under Indiana law, certain dividends require notice to, or approval by, the DFI, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts. The amount of the residual assets transferred to the holding company as a dividend from the bank exceeded the amount that could have been dividended by the bank to the bank holding company without regulatory approval as described above and, as a result, we sought and obtained regulatory approval for the dividend. Due to the limitations described above, we must now obtain prior approval from the DFI and the Federal Reserve Bank of Chicago before Irwin Union Bank and Trust can pay additional dividends to us until such time as net income for the year, combined with retained net income of the preceding two years, less any required transfers to the surplus account, exceeds the amount to be dividended.

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

Interstate Banking and Branching Legislation

     Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Act), banks are permitted, subject to being adequately or better capitalized, in compliance with Community Reinvestment Act requirements and in compliance with state law requirements (such as age-of-bank limits and deposit caps), to merge with one another across state lines and to create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.

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

Community Reinvestment

     Under the Community Reinvestment Act (CRA), a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution's record of making loans in its assessment areas; (b) investment, which evaluates the institution's record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) service, which evaluates the institution's delivery of services through its branches, ATMs and other offices. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution's record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. Both Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. received a "satisfactory" rating on their most recent CRA performance evaluations.

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

Gramm-Leach-Bliley Act

     On November 12, 1999, the Gramm-Leach-Bliley Act (the GLB Act) was enacted, which amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to share their privacy policies to their customers and allowing customers to "opt out" of having their financial service providers disclose their confidential financial information with non-affiliated third parties, subject to certain exceptions. Financial privacy regulations implementing the GLB provisions became effective during 2001. Similar to most other consumer-oriented laws, the regulations contain some specific prohibitions and require timely disclosure of certain information. We do not anticipate that the GLB Act will have a material adverse effect on our operations or prospects or those of our subsidiaries. However, to the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

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

Fair Housing Act

     The federal Fair Housing Act regulates many lending practices, including prohibiting discrimination in a lender's housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. The Fair Housing Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the Fair Housing Act, including some that are not specifically mentioned in the act itself. Among those practices that have been found to be, or may be considered, illegal under the Fair Housing Act are declining a loan for the purposes of racial discrimination, making excessively low appraisals of property based on racial considerations and pressuring, discouraging, or denying applications for credit on a prohibited basis.

     The Fair Housing Act allows a person who believes that he or she has been discriminated against to file a complaint with the Department of Housing and Urban Development (HUD). Aggrieved persons also may initiate a civil action. The Fair Housing Act also permits the Attorney General of the United States to commence a civil action if there is reasonable cause to believe that a person has been discriminated against in violation of the Fair Housing Act. Penalties for violation of the Fair Housing Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

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

Real Estate Settlement Procedures Act

     The federal Real Estate Settlement Procedures Act (RESPA), requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys' fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both. A significant number of individual claims and purported consumer class action claims have been commenced against financial institutions and other mortgage lending companies, including Irwin Mortgage, alleging violations of the prohibition against kickbacks and seeking civil damages, court costs and attorneys' fees. See the "Legal Proceedings" section of this report.

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

EMPLOYEES AND LABOR RELATIONS

     At January 31, 2003, we and our subsidiaries had a total of 3,288 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

EXECUTIVE OFFICERS

     Our executive officers are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. In addition to our Chairman, Mr. Miller, and President, Mr. Nash, both of whom also serve as directors, our executive officers are listed below.

     Claude E. Davis (42) has been President of Irwin Union Bank and Trust since January 1996. He has been an officer since 1988.

     Elena Delgado (47) has been President and Chief Executive Officer of Irwin Home Equity since September 1994.

     Gregory F. Ehlinger (40) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.

     Paul D. Freudenthaler (38) joined us as Vice President -- Financial Risk Management in December 2001. From September 2000 through November 2001, he was Corporate Controller for America Online Latin America, an Internet service provider. From July 2000 to August 2000 he served as Senior Vice President -- Treasurer of Telscape International, Inc., a development stage telecommunications company. Prior thereto, he held the position of Chief Accounting Officer of Telscape from July 1999 until June 2000. Subsequent to his departure from Telscape, Telscape filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on April 27, 2001. From February 1999 through June 1999, he was Director -- International of Bank United, F.S.B. From January 1994 through January 1999, he was Director -- International of Irwin Mortgage Corporation, our subsidiary.

     Jose M. Gonzalez (44) has been our Vice President -- Internal Audit since October 1995. In 2001, he was also appointed as Vice President -- Operational Risk Management.

     Robert H. Griffith (45) has been President and Chief Executive Officer of Irwin Mortgage since January 2001. He has been an officer of Irwin Mortgage since 1993.

     Theresa L. Hall (50) has been our Vice President -- Human Resources since 1988 and has been one of our officers since 1980.

     Bradley J. Kime (42) has been President of Irwin Union Bank F.S.B. since December 2000, and is also Chief Operating Officer and Executive Vice President of Irwin Union Bank and Trust. He has been an officer of Irwin Union Bank and Trust since 1987, and one of our officers since 1986.

     Joseph R. LaLeggia (41) has been our President of Irwin Commercial Finance Corporation since July of 2002. From April 1998 to July of 2002 he was president and chief executive officer of Onset Capital Corporation. From January 1997 until April of 1998 he was President of AT&T Capital Canada Inc. He held various executive positions with AT&T Capital Canada since 1992, including Chief Financial Officer.

     Jody A. Littrell (35) has been our Vice President and Controller since March 2000. He was employed with Arthur Andersen LLP from September 1990 to March 2000.

     Ellen Z. Mufson (54) has been our Vice President -- Legal and Assistant Secretary since September 1997. She was Vice President -- Legal Counsel of Irwin Union Bank and Trust from July 1996 through August 1997, and our Corporate Counsel from January 1995 through June 1996.

     Nancy Roth (46) has been our Vice President -- Assistant General Auditor since May of 2002. She was employed by Bank One Corp. from May of 1995 through May of 2002, becoming a Vice President and Accounting Manager with them in February of 1996.

     Steven R. Schultz (37) joined us as Vice President -- Legal in January 2002. From August 1999 through December 2001 he was an attorney in the London office of Fried, Frank, Harris, Shriver & Jacobson, focusing primarily on mergers and acquisitions, capital markets financings and private equity transactions. From August 1993 until July 1999 he practiced corporate and securities law at Barnes & Thornburg in Indianapolis, Indiana.

     Matthew F. Souza (46) has been our Senior Vice President -- Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.

     Thomas D. Washburn (56) has been our Executive Vice President since August 1999 and has been one of our officers since 1976. From 1981 to August 1999 he served as our Senior Vice President and Chief Financial Officer.

     Brett R. Vanderkolk (37) has been our Vice President -- Treasurer since September 2000. From August 1996, to September 2000, he served as Manager, Corporate Finance for Arvin Industries, Inc. (manufacturer of automotive products).

ITEM 2.  PROPERTIES

     Our main office and the main offices of Irwin Ventures LLC and Irwin Union Credit Insurance Corporation are located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2003 are as follows:

IRWIN MORTGAGE

     The main office, where administrative and servicing activities are centered, is located at 10500 Kincaid Drive, Fishers, Indiana, and is leased. Loan production and satellite offices, which are leased, are operated from approximately 153 locations in 34 states.

IRWIN UNION BANK AND TRUST

     The main office is located in four connected buildings at 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee and leases them to Irwin Union Bank and Trust. One or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties in fee at 5 locations in Columbus and Southern Indiana. These properties have no major encumbrances. Irwin Union Bank and Trust leases 11 other branch offices in Central and Southern Indiana, 4 offices in Michigan and 1 office in Nevada.

IRWIN UNION BANK, F.S.B.

     The main office is located at 9300 Shelbyville Road, Louisville, Kentucky. Irwin Union Bank, F.S.B. leases 4 branch offices located in Arizona, Missouri, Nevada and Utah.

IRWIN HOME EQUITY

     The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity also occupies two other offices in San Ramon, California and a processing center in Carson City, Nevada. Irwin Home Equity leases all of its offices.

IRWIN COMMERCIAL FINANCE CORPORATION

     The main office of Irwin Commercial Finance Corporation is located at 500 Washington Street, Columbus, Indiana. The office location is leased. The office of our United States commercial finance subsidiary, Irwin Business Finance, is located in Bellevue, Washington and is leased. Our Canadian commercial finance subsidiary, Onset Capital Corporation, has its main office in Vancouver, British Columbia, Canada, and operates 8 other offices, including a subsidiary, in 4 Canadian provinces. All of these offices are leased. The main office of our franchise leasing subsidiary, Irwin Franchise Capital Corporation, is located in Purchase, New York and is leased. Irwin Franchise Capital owns the building that houses its telemarketing center in Columbus, Nebraska, and has 8 other locations in 6 states, all of which are leased.

ITEM 3.  LEGAL PROCEEDINGS

Culpepper and related cases.

     Irwin Mortgage (formerly, Inland Mortgage), our indirect subsidiary, is a defendant in Culpepper v. Inland Mortgage Corporation, filed in April 1996, in the United States District Court for the Northern District of Alabama by borrowers purporting to represent a nationwide class. The lawsuit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) in connection with certain payments made to mortgage brokers. A second lawsuit alleging similar violations was consolidated with Culpepper. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court's certification of a plaintiff class and the case was remanded for further proceedings in the federal district court.

     In September, 2001, Irwin Mortgage received notice that it was named as a defendant in Beggs v. Irwin Mortgage Corporation, also filed in the United States District Court for the Northern District of Alabama. The plaintiff, purporting to represent a nationwide class of borrowers, filed allegations similar to those in Culpepper but seeks inclusion of borrowers not covered in Culpepper (those with mortgage loans since early 1999 through the date of class certification, if a class is certified). The plaintiff is asking the court to certify a class and to consolidate the case with Culpepper.

     On October 18, 2001, the Department of Housing and Urban Development (HUD), the agency responsible for interpreting and implementing RESPA, issued a clarifying Policy Statement that explicitly disagreed with the ruling of the Court of Appeals for the 11(th) Circuit in Culpepper and with the court's interpretation of RESPA in connection with the types of payments at issue in Culpepper.

     In response to the district court's order, the parties in Culpepper filed supplemental briefs analyzing the import of the new HUD policy statement on November 14, 2001. In addition to responding to the district court's order, Irwin Mortgage filed a petition for certiorari with the United States Supreme Court seeking review of the 11(th) Circuit's ruling, and on December 28, 2001, also filed a motion in the district court seeking a stay of further proceedings until the 11(th) Circuit rendered decisions in the other three RESPA cases pending in that court. On January 22, 2002, the Supreme Court denied Irwin Mortgage's petition for certiorari. On March 8, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in Culpepper until the 11(th) Circuit decided the other RESPA cases pending in that court. The Beggs case was similarly stayed.

     The 11(th) Circuit has now rendered decisions in all three of the RESPA cases originally argued before it with Culpepper. On September 18, 2002, the 11(th) Circuit issued the first of these decisions in Heimmermann v. First Union Mortgage Corp., ruling that the trial court abused its discretion in certifying a class action under RESPA. In Heimmermann, the court expressly recognized that it was, in effect, overruling its previous decision in Culpepper. On January 24, 2003, the 11(th) Circuit affirmed the denial of class certification by the district courts in the remaining two RESPA cases.

     On February 20, 2003, the parties in Culpepper filed a joint motion for a proposed scheduling order with the district court, which contemplates that Irwin Mortgage will file a motion to decertify the class and the plaintiffs will file a renewed motion for summary judgment.

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

     In addition to Culpepper and Beggs, there are three lawsuits, filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County, Alabama (Cook v Irwin Mortgage, Ford v. Irwin Mortgage, and Hill v. Irwin Mortgage). These cases seek class action status and allege claims based on payments similar to those at issue in Culpepper. Another case, Gorman v. Irwin Mortgage, filed in 2002 in the United States District Court for the Northern District of Alabama, alleges RESPA violations both similar to and different from those in Culpepper in connection with payments made to mortgage brokers. Before Irwin Mortgage filed an answer in Gorman, the District Court granted plaintiff's motion to intervene in the Beggs case.

     Irwin Mortgage intends to defend these lawsuits vigorously and believes it has numerous defenses to the alleged RESPA and similar violations. Irwin Mortgage further believes that the 11(th) Circuit's recent RESPA decisions provide grounds for reversal of the class certification by the district court in Culpepper. We have no assurance, however, that Irwin Mortgage will be successful in defeating class certification in Culpepper or ultimately prevailing on the merits in that case or the others. We have not established a reserve for this or the related cases. We are unable at this stage of the litigation to determine a reasonable estimate of potential loss Irwin Mortgage could suffer, but an adverse outcome in Culpepper or the other lawsuits could subject Irwin Mortgage to substantial monetary damages that could be material to our financial position.

United States ex rel. Paranich v. Sorgnard et al.

     In January, 2001, we, Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (the Irwin companies) were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc., and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted in part the motion of the Irwin companies by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. We have not established any reserves for this case. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Leasing could suffer. The company intends to defend this lawsuit vigorously.

McIntosh v. Irwin Home Equity Corporation.

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

     On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. On October 15, 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. The court of appeals has deferred taking action on the class certification issue until the district court rules on the motion for reconsideration.

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

Stamper v. A Home of Your Own, Inc.

     On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million, jointly and severally, against defendants, including our indirect subsidiary, Irwin Mortgage Corporation. The case was filed in August, 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiff borrowers alleged that A Home of Your Own, Inc. and its principal, Robert Beeman, defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage participated in the fraud. We have reserved for this case based upon advice of our legal counsel. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, and oral argument was held on January 7, 2003. Although we believe Irwin Mortgage has justifiable grounds for appeal, we cannot predict at this time whether the appeal will ultimately be successful.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of 2002, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR CORPORATION'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Until September 20, 2001, our common shares were quoted on the Nasdaq National Market under the symbol "IRWN." Our common shares were approved for listing on the New York Stock Exchange on September 5, 2001, and began trading under the symbol "IFC" on September 21, 2001. The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on March 10, 2003, was 1,856.

STOCK PRICES AND DIVIDENDS:

                                                    PRICE RANGE                             TOTAL
                                                  ---------------   QUARTER     CASH      DIVIDENDS
                                                   HIGH     LOW       END     DIVIDENDS   FOR YEAR
                                                  ------   ------   -------   ---------   ---------
2001
First quarter...................................  $24.88   $19.31   $21.13     $0.065
Second quarter..................................   25.25    18.69    25.15      0.065
Third quarter...................................   27.70    16.00    20.90      0.065
Fourth quarter..................................   22.08    14.49    17.00      0.065       $0.26
2002
First quarter...................................  $19.15   $14.40   $16.49     $0.0675
Second quarter..................................   20.66    17.65    20.10      0.0675
Third quarter...................................   20.05    14.50    17.00      0.0675
Fourth quarter..................................   17.80    13.20    16.50      0.0675      $0.27

     We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 26, 2003, our Board of Directors approved an increase in the first quarter dividend to $0.07 per share, payable in March 2003. Dividends paid by Irwin Union Bank and Irwin Union Bank, F.S.B. to the Corporation are restricted by banking law.

SALES OF UNREGISTERED SECURITIES:

     In 2002, we issued 6,360 shares of common stock pursuant to elections made by six of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA

                       FIVE-YEAR SELECTED FINANCIAL DATA

                                                    AT OR FOR YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2002          2001          2000          1999          1998
                                   -----------   -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
FOR THE YEAR:
  Net revenues...................  $   427,084   $   400,937   $   297,507   $   266,748   $   272,063
  Noninterest expense............      340,853       326,737       237,976       214,111       221,206
                                   -----------   -----------   -----------   -----------   -----------
  Income before income taxes.....       86,231        74,200        59,531        52,637        50,857
  Provision for income taxes.....       33,398        28,859        23,865        19,481        20,354
  Income before cumulative effect
     of change in accounting
     principle...................       52,833        45,341        35,666        33,156        30,503
  Cumulative effect of change in
     accounting principle, net of
     tax.........................          495           175            --            --            --
                                   -----------   -----------   -----------   -----------   -----------
  Net income.....................  $    53,328   $    45,516   $    35,666   $    33,156   $    30,503
                                   ===========   ===========   ===========   ===========   ===========
  Mortgage loan originations.....  $11,411,875   $ 9,225,991   $ 4,091,573   $ 5,876,750   $ 8,944,615
  Home equity loan
     originations................    1,067,227     1,149,410     1,225,955       439,507       389,673
COMMON SHARE DATA:
  Earnings per share:(1)
     Basic.......................  $      1.99   $      2.15   $      1.70   $      1.54   $      1.40
     Diluted.....................         1.89          2.00          1.67          1.51          1.38
  Cash dividends per share.......         0.27          0.26          0.24          0.20          0.16
  Book value per share...........        12.98         10.81          8.92          7.55          6.70
  Dividend payout ratio..........        14.01%        12.13%        14.13%        12.93%        11.39%
  Weighted average
     shares -- basic.............       26,829        21,175        20,973        21,530        21,732
  Weighted average
     shares -- diluted...........       29,675        24,173        21,593        21,886        22,139
  Shares outstanding -- end of
     period......................       27,771        21,305        21,026        21,105        21,673
AT YEAR END:
  Assets.........................  $ 4,884,722   $ 3,446,602   $ 2,425,690   $ 1,682,992   $ 1,948,180
  Trading assets.................      157,514       199,071       152,614        59,025        32,148
  Loans held for sale............    1,314,849       502,086       579,788       508,997       936,788
  Loans and leases...............    2,815,276     2,137,822     1,234,922       733,424       556,991
  Allowance for loan and lease
     losses......................       50,936        22,283        13,129         8,555         9,888
  Servicing assets...............      174,935       228,624       130,627       138,500       117,129
  Deposits.......................    2,694,344     2,308,962     1,442,589       870,318     1,009,211
  Short-term borrowings..........      993,124       487,963       476,928       473,103       644,861
  Long-term and collateralized
     debt........................      421,495        30,000        30,000        30,000         2,839
  Trust preferred securities.....      233,000       198,500       153,500        50,000        50,000
  Shareholders' equity...........      360,555       231,665       188,870       159,296       145,233
  Managed first mortgage
     servicing portfolio.........   16,792,669    12,875,532     9,196,513    10,488,112    11,242,470
  Managed home equity
     portfolio...................    1,830,339     2,064,542     1,625,719       777,934       581,241
SELECTED FINANCIAL RATIOS:
Performance Ratios:
  Return on average assets.......         1.33%         1.45%         1.76%         2.01%         1.85%
  Return on average equity.......        16.66         21.82         20.83         21.51         22.84
  Net interest margin(2)(3)......         6.02          5.36          5.38          5.03          4.33

                                                    AT OR FOR YEAR ENDED DECEMBER 31,
                                   -------------------------------------------------------------------
                                      2002          2001          2000          1999          1998
                                   -----------   -----------   -----------   -----------   -----------
                                                  (IN THOUSANDS EXCEPT PER SHARE DATA)
  Noninterest income to
     revenues(4).................         54.7%         64.8%         69.9%         75.3%         78.7%
  Efficiency ratio(5)............         72.4          78.1          78.6          79.0          79.6
  Loans and leases to
     deposits(6).................         89.9          79.1          85.6          84.3          55.2
  Average interest-earning assets
     to average interest-bearing
     liabilities.................        121.7         117.2         113.5         127.4         121.0
Asset Quality Ratios:
  Allowance for loan and lease
     losses to:
     Total loans and leases......          1.8%          1.0%          1.1%          1.1%          1.8%
     Non-performing loans and
       leases....................        163.6         116.3         181.8         189.9          82.4
  Net charge-offs to average
     loans and leases............          0.7           0.7           0.3           0.3           0.3
  Net home equity charge-offs to
     managed home equity
     portfolio...................          2.9           1.6           0.6           0.4           0.4
  Non-performing assets to total
     assets......................          0.8           0.7           0.4           0.5           0.8
  Non-performing assets to total
     loans and leases and other
     real estate owned...........          1.3           1.1           0.8           1.1           2.8
Ratio of Earnings to Fixed
  Charges:
  Including deposit interest.....          1.9x          1.6x          1.6x          1.9x          1.8x
  Excluding deposit interest.....          3.0           2.5           2.5           2.5           2.3
Capital Ratios:
  Average shareholders' equity to
     average assets..............          8.0%          6.7%          8.5%          9.4%          8.1%
  Tier 1 capital ratio...........          9.3           6.8           8.9          11.4          11.6
  Tier 1 leverage ratio..........          9.7           9.4          12.4          12.8          10.5
  Total risk-based capital
     ratio.......................         13.2          10.8          13.6          13.5          12.3

---------------

(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ABOUT FORWARD-LOOKING STATEMENTS

     You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as "anticipate," "approximation," "assume," "assumptions," "attempt," "believe," "continue," "continuing," "could," "estimate," "expect," "expectation," "forecast," "future," "intend," "judgment," "likely," "may," "plan," "possibility," "probable," "project," "projections," "seek," "strategy," "resume," "unlikely," "will," "would," and similar expressions are intended to identify forward-looking statements, which may include, among other things:

     - statements and assumptions relating to projected growth, earnings, earnings per share, and other financial performance measures as well as management's short-term and long-term performance goals;

     - statements relating to the anticipated effects on results of operations or financial condition from recent and expected developments or events;

     - statements relating to our business and growth strategies, including potential acquisitions; and

     - any other statements, projections or assumptions that are not historical facts.

     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, potential changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; staffing fluctuations in response to product demand; the relative profitability of our lending operations, including our correspondent mortgage loan originations; management of our servicing portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in delivering products to the secondary market as planned or in securitizing our products as planned; difficulties in expanding our businesses or raising capital and other funding sources as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance; legislative or regulatory changes, including changes in the interpretation of regulatory capital rules; disclosure or consumer lending rules or rules affecting corporate governance; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, geopolitical uncertainty may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).

CONSOLIDATED OVERVIEW

                                                  2002    % CHANGE    2001    % CHANGE    2000
                                                 ------   --------   ------   --------   ------
Net income (millions)..........................  $ 53.3     17.2%    $ 45.5     27.6%    $ 35.7
Basic earnings per share(1)....................    1.99     (7.4)      2.15     26.5       1.70
Diluted earnings per share(1)..................    1.89     (5.5)      2.00     19.8       1.67
Return on average equity.......................   16.66%      --      21.82%      --      20.83%
Return on average assets.......................    1.33       --       1.45       --       1.76

---------------

(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

     We recorded net income of $53.3 million for the year ended December 31, 2002, up 17.2% from the $45.5 million for the year ended in 2001. Net income per share (diluted) was $1.89 for the year ended December 31, 2002, down from $2.00 per share in 2001 and up from $1.67 per share in 2000. Return on equity was 16.66% for the year ended December 31, 2002, 21.82% in 2001 and 20.83% in 2000.

Strategy

     Our strategy is to maintain a diverse and balanced revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part business plan to meet these goals:

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

     - Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Each line of our five lines of business has a separate management team that operates its niche as a separate business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant experience with us and in their respective industries. We attempt to create a mix of short-term and long-term incentives (including, in some instances, minority interests in the line of business) that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

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

     - Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to limit short-term growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business or the initiation of a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions and those have typically been in non-competitive bidding situations.

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

CONSOLIDATED INCOME STATEMENT ANALYSIS

Net Income

     We recorded net income of $53.3 million for the year ended December 31, 2002, up 17.2% from net income of $45.5 million for the year ended December 31, 2001, and compared to $35.7 million in 2000. Net income per share (diluted) was $1.89 for the year ended December 31, 2002, down from $2.00 per share in 2001 and up from $1.67 per share in 2000. Return on equity was 16.66% for the year ended December 31, 2002, 21.82% in 2001 and 20.83% in 2000. The effective income tax rate for 2002 was 39%, compared to 39% and 40% in 2001 and 2000, respectively. Net income per share reflects dilution from our February 2002 common stock offering.

Net Interest Income

     Net interest income for the year ended December 31, 2002 totaled $213.6 million, up 45.1% from 2001 net interest income of $147.2 million and up 134.1% from 2000. Net interest margin for the year ended December 31, 2002 was 6.02% compared to 5.36% in 2001 and 5.38% in 2000. The improvement in margin from 2001 to 2002 was primarily due to lower rate funding sources. The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

                                                                    DECEMBER 31,
                         --------------------------------------------------------------------------------------------------
                                       2002                              2001                             2000
                         --------------------------------   ------------------------------   ------------------------------
                           AVERAGE                 YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                           BALANCE      INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                         ------------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Interest-earning
  assets:
  Interest-bearing
    deposits with
    banks..............   $   25,859    $    311    1.20%   $   64,290   $  2,230    3.47%   $   31,654   $  1,522    4.81%
  Federal funds sold...       12,582         104    0.83        17,973        257    1.43         2,265        143    6.31
  Trading assets.......      186,947      34,164   18.27       188,166     32,029   17.02        91,334     15,898   17.41
  Taxable investment
    securities.........       35,479       2,583    7.28        30,523      2,678    8.77        32,068      2,594    8.09
  Tax-exempt investment
    securities(1)......        4,444         342    7.70         4,794        374    7.80         4,974        378    7.60
  Loans held for
    sale...............      668,522      55,336    8.28       911,949    102,383   11.23       578,758     71,141   12.29
  Loans and leases, net
    of unearned
    income(1)(2).......    2,620,428     218,805    8.35     1,533,261    128,557    8.38       960,848     93,349    9.72
                          ----------    --------   -----    ----------   --------   -----    ----------   --------   -----
      Total interest-
        earning
        assets.........   $3,554,261    $311,645    8.77%   $2,750,956   $268,508    9.76%   $1,701,901   $185,025   10.87%
                          ----------    --------   -----    ----------   --------   -----    ----------   --------   -----
Noninterest-earning
  assets:
  Cash and due from
    banks..............   $  100,259                        $   85,242                       $   47,752
  Premises and
    equipment, net.....       34,041                            32,727                           27,412
  Other assets.........      354,296                           281,904                          256,807
  Less allowance for
    loan and lease
    losses.............      (37,054)                          (15,587)                         (10,892)
                          ----------                        ----------                       ----------
      Total assets.....   $4,005,803                        $3,135,242                       $2,022,980
                          ==========                        ==========                       ==========

LIABILITIES AND
  SHAREHOLDERS' EQUITY
Interest-bearing
  liabilities:
  Money market
    checking...........   $  132,351    $    664    0.50%   $  105,564   $  1,283    1.22%   $   96,028   $  1,334    1.39%
  Money market
    savings............      648,706      10,253    1.58       388,432     13,209    3.40         6,428        201    3.13
  Regular savings......       58,204       1,586    2.72        52,650      1,996    3.79       207,823     10,665    5.13
  Time deposits........    1,027,045      41,858    4.08     1,015,105     56,852    5.60       629,179     40,620    6.46
  Short-term
    borrowings.........      600,821      15,003    2.50       594,831     29,656    4.99       465,353     31,528    6.78
  Long-term and
    collateralized
    debt...............      247,113       8,631    3.49        25,517      2,320    9.09        29,629      3,430   11.58
  Trust preferred
    securities
    distribution.......      205,400      19,800    9.64       165,500     15,767    9.53        64,885      5,761    8.88
                          ----------    --------   -----    ----------   --------   -----    ----------   --------   -----
      Total interest-
        bearing
        liabilities....   $2,919,640    $ 97,795    3.35%   $2,347,599   $121,083    5.16%   $1,499,325   $ 93,539    6.24%
                          ----------    --------   -----    ----------   --------   -----    ----------   --------   -----

                                                                    DECEMBER 31,
                         --------------------------------------------------------------------------------------------------
                                       2002                              2001                             2000
                         --------------------------------   ------------------------------   ------------------------------
                           AVERAGE                 YIELD/    AVERAGE                YIELD/    AVERAGE                YIELD/
                           BALANCE      INTEREST    RATE     BALANCE     INTEREST    RATE     BALANCE     INTEREST    RATE
                         ------------   --------   ------   ----------   --------   ------   ----------   --------   ------
                                                               (DOLLARS IN THOUSANDS)
Noninterest-bearing
  liabilities:
  Demand deposits......   $  577,409                        $  419,512                       $  260,348
  Other liabilities....      188,738                           159,553                           92,111
Shareholders' equity...      320,016                           208,578                          171,196
                          ----------                        ----------                       ----------
      Total liabilities
        and
        shareholders'
        equity.........   $4,005,803                        $3,135,242                       $2,022,980
                          ==========                        ==========                       ==========
  Net interest
    income.............                 $213,850                         $147,425                         $ 91,486
                                        ========                         ========                         ========
  Net interest income
    to average
    interest-earning
    assets.............                             6.02%                            5.36%                            5.38%
                                                   =====                            =====                            =====

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

     The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities on a fully taxable equivalent basis:

                                              FOR THE YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                     2002 OVER 2001                     2001 OVER 2000
                            --------------------------------    -------------------------------
                             VOLUME       RATE       TOTAL       VOLUME       RATE       TOTAL
                            --------    --------    --------    --------    --------    -------
                                                      (IN THOUSANDS)
INTEREST INCOME
  Loans and leases........  $ 91,154    $   (906)   $ 90,248    $ 55,611    $(20,403)   $35,208
  Mortgage loans held for
     sale.................   (27,329)    (19,718)    (47,047)     40,956      (9,714)    31,242
  Taxable investment
     securities...........       435        (530)        (95)       (125)        209         84
  Tax-exempt securities...       (27)         (5)        (32)        (14)         10         (4)
  Trading assets..........      (207)      2,342       2,135      16,855        (724)    16,131
  Interest-bearing
     deposits with
     financial
     institutions.........    (1,333)       (586)     (1,919)      1,569        (861)       708
  Federal funds sold......       (77)        (76)       (153)        992        (878)       114
                            --------    --------    --------    --------    --------    -------
     Total................    62,616     (19,479)     43,137     115,844     (32,361)    83,483
                            --------    --------    --------    --------    --------    -------
INTEREST EXPENSE
  Money market checking...       326        (945)       (619)        132        (183)       (51)
  Money market savings....     8,851     (11,807)     (2,956)     11,945       1,063     13,008
  Regular savings.........       211        (621)       (410)     (7,963)       (706)    (8,669)
  Time deposits...........       669     (15,663)    (14,994)     24,916      (8,684)    16,232
  Short-term borrowings...       299     (14,952)    (14,653)      8,772     (10,644)    (1,872)
  Long-term debt..........    20,147     (13,836)      6,311        (476)       (634)    (1,110)

                                              FOR THE YEAR ENDED DECEMBER 31,
                            -------------------------------------------------------------------
                                     2002 OVER 2001                     2001 OVER 2000
                            --------------------------------    -------------------------------
                             VOLUME       RATE       TOTAL       VOLUME       RATE       TOTAL
                            --------    --------    --------    --------    --------    -------
                                                      (IN THOUSANDS)
  Trust preferred
     securities
     distribution.........     3,801         232       4,033       8,933       1,073     10,006
                            --------    --------    --------    --------    --------    -------
     Total................    34,304     (57,592)    (23,288)     46,259     (18,715)    27,544
                            --------    --------    --------    --------    --------    -------
  Net interest income.....  $ 28,312    $ 38,113    $ 66,425    $ 69,585    $(13,646)   $55,939
                            ========    ========    ========    ========    ========    =======

     The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the year 2002 was $44.0 million, compared to $17.5 million and $5.4 million in 2001 and 2000, respectively. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the year 2002 totaled $257.4 million, compared to $271.2 million for 2001 and $211.6 million in 2000. The decrease in 2002 versus 2001 was primarily a result of decreased gain from sale of loans at the home equity lending line of business related to the transition away from securitization structures accounted for using gain-on-sale accounting treatment under SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Also contributing to the decrease is the higher amortization and impairment expense related to mortgage servicing rights as a result of declining interest rates.

Noninterest Expense

     Noninterest expenses for the year ended December 31, 2002 totaled $340.9 million, compared to $326.7 million and $238.0 million in 2001 and 2000, respectively. The increase in consolidated other expense in 2002 and 2001 is primarily related to our mortgage banking line of business.

CONSOLIDATED BALANCE SHEET ANALYSIS

     Total assets at December 31, 2002 were $4.9 billion, up 41.7% from December 31, 2001. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for 2002 were $4.0 billion up 27.8% from December 31, 2001, and up 98.0% from December 31, 2000. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business. Also, there was significant growth in loans held for sale at the mortgage banking line of business at December 31, 2002.

Loans

     Our commercial loans are extended primarily to Midwest and Rocky Mountain regional businesses and our leases are originated throughout the United States and Canada. We also extend credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. As of December 31, 2001, $342.6 million of loans held for sale at the home equity lending line of business were reclassified to loans held for investment. These loans are included in the real estate mortgage category in the tables below. This reclassification was the result of a management decision during 2001 to eliminate securitization structures that require gain on sale accounting treatment under SFAS No. 140. Loans by major category for the periods presented were as follows:

                                             YEAR ENDED DECEMBER 31,
                          --------------------------------------------------------------
                             2002          2001          2000         1999        1998
                          ----------    ----------    ----------    --------    --------
                                                  (IN THOUSANDS)
Commercial, financial
  and agricultural......  $1,347,962    $1,055,307    $  677,066    $443,985    $278,834
Real estate
  construction..........     314,851       287,228       220,485     121,803      97,253
Real estate mortgage....     777,865       490,186       122,301     115,265     123,980
Consumer................      27,857        38,489        56,785      48,936      51,730
Direct lease financing:
  Domestic..............     291,711       232,527       116,867       3,890       6,375
  Canadian..............     133,784        91,816        72,864          --          --
Unearned income:
  Domestic..............     (59,287)      (44,183)      (21,570)       (455)     (1,181)
  Canadian..............     (19,467)      (13,548)       (9,876)         --          --
                          ----------    ----------    ----------    --------    --------
     Total..............  $2,815,276    $2,137,822    $1,234,922    $733,424    $556,991
                          ==========    ==========    ==========    ========    ========

     The following table shows our contractual maturity distribution of loans at December 31, 2002. Actual principal payments may differ depending on customer prepayments:

                                                  AFTER ONE
                                       WITHIN     BUT WITHIN    AFTER FIVE
                                      ONE YEAR    FIVE YEARS      YEARS         TOTAL
                                      --------    ----------    ----------    ----------
                                                        (IN THOUSANDS)
Commercial, financial and
  agricultural......................  $394,945     $564,015     $  389,002    $1,347,962
Real estate construction............   220,793       65,382         28,676       314,851
Real estate mortgage................    15,670       35,676        726,519       777,865
Consumer loans......................     2,519       17,119          8,219        27,857
Direct lease financing:
  Domestic..........................    10,829      168,842        112,040       291,711
  Canadian..........................     4,481      117,516         11,787       133,784
                                      --------     --------     ----------    ----------
     Total..........................  $649,237     $968,550     $1,276,243    $2,894,030
                                      ========     ========     ==========    ==========
Loans due after one year with:
  Fixed interest rates..............                                             888,710
  Variable interest rates...........                                           1,356,083
                                                                              ----------
     Total..........................                                          $2,244,793
                                                                              ==========

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:

                                                                DECEMBER 31,
                                                        -----------------------------
                                                         2002       2001       2000
                                                        -------    -------    -------
                                                               (IN THOUSANDS)
U.S. Treasury and government obligations..............  $60,868    $29,329    $25,999
Obligations of states and political subdivisions......    4,210      4,425      4,586
Mortgage-backed securities............................    1,738      4,224      5,152
Other.................................................    1,132        818      1,358
                                                        -------    -------    -------
  Total...............................................  $67,948    $38,796    $37,095
                                                        =======    =======    =======

     The following table shows maturity distribution of our investment securities at December 31, 2002:

                                             AFTER ONE
                               WITHIN ONE    BUT WITHIN     FIVE TO     AFTER TEN
                                  YEAR       FIVE YEARS    TEN YEARS      YEARS       TOTAL
                               ----------    ----------    ---------    ---------    -------
                                                  (DOLLARS IN THOUSANDS)
U.S. Treasury and government
  obligations................   $14,992        $   --       $   --       $45,876     $60,868
Obligations of states and
  political subdivisions.....       335           890        1,305         1,680       4,210
Mortgage-backed securities...       297           866          566             9       1,738
Other........................     1,132            --           --            --       1,132
                                -------        ------       ------       -------     -------
     Total...................   $16,756        $1,756       $1,871       $47,565     $67,948
                                =======        ======       ======       =======     =======
Weighted average yield:
  Held-to-maturity...........      1.49%         8.57%        8.88%         9.57%
  Available-for-sale.........        --          5.50%          --            --

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

Deposits

     Total deposits as of December 31, 2002 averaged $2.4 billion compared to average deposits in 2001 of $2.0 billion, and average deposits in 2000 of $1.2 billion. Demand deposits at December 31, 2002 averaged $577.4 million, a 37.6% increase over the December 31, 2001 balance. Demand deposits in 2001 were up 61.1% on average, or $159.2 million, from 2000. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2002, these escrow accounts averaged $409.4 million compared to a 2001 average of $294.8 million, and a 2000 average of $175.8 million. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2002, institutional broker-sourced deposits totaled $337.4 million compared to a balance of $577.3 million at December 31, 2001. The decline in brokered deposits in 2002 reflects our reduced reliance on these higher-rate funding sources.

     The following table shows maturities of certificates of deposit of $100,000 or more, and brokered deposits and core deposits at the dates indicated:

                                                              DECEMBER 31,
                                                  ------------------------------------
                                                     2002          2001         2000
                                                  ----------    ----------    --------
                                                             (IN THOUSANDS)
Under 3 months..................................  $  241,722    $  335,420    $133,804
3 to 6 months...................................     116,119       151,924     164,904
6 to 12 months..................................      63,742       260,184     120,476
After 12 months.................................     280,287       138,059     243,860
                                                  ----------    ----------    --------
  Total CDs.....................................  $  701,870    $  885,587    $663,044
                                                  ==========    ==========    ========
Brokered deposits...............................  $  337,431    $  577,297    $494,316
                                                  ==========    ==========    ========
Core Deposits...................................  $1,516,812    $1,135,870    $688,110
                                                  ==========    ==========    ========

SHORT-TERM BORROWINGS

     Short-term borrowings during 2002 averaged $600.8 million compared to an average of $594.8 million in 2001, and $465.4 million in 2000. The increase in 2001 relates to the growth at the home equity lending line of business and the increased production at the mortgage banking line of business. In 2002, average short-term borrowings rose slightly as a result of increased production at the mortgage line of business that was partially offset by whole loan sales and securitized borrowings at the home equity lending line of business. The securitized borrowings are treated as long-term debt on our balance sheet.

     The following table shows the distribution of our short-term borrowings and the weighted average rates at the dates shown. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates.

                                             2002                2001                2000
                                       ----------------    ----------------    ----------------
                                        AMOUNT     RATE     AMOUNT     RATE     AMOUNT     RATE
                                       --------    ----    --------    ----    --------    ----
                                                        (DOLLARS IN THOUSANDS)
Lines of Credit and other Borrowings:
  At December 31.....................  $221,302    2.36%   $ 75,483    2.95%   $226,599    7.19%
  Weighted average during the year...   133,382    2.95     130,901    5.30     227,564    6.95
  Maximum month-end balance during
     the year........................   333,927             335,223             293,100
Federal Home Loan Bank Borrowings:
  At December 31.....................  $527,000    1.49%   $212,000    2.15%   $153,000    6.27%
  Weighted average during the year...   238,629    1.95     205,657    4.07     130,037    6.51
  Maximum month-end balance during
     the year........................   692,000             409,000             230,000
Federal Funds:
  At December 31.....................  $ 30,000    1.99%   $ 35,200    3.40%   $ 20,000    6.32%
  Weighted average during the year...    38,885    2.31      25,462    3.86      18,938    6.95
  Maximum month-end balance during
     the year........................    56,000              46,400              20,000
Drafts Payable Related to Mortgage
  Loan Closings:
  At December 31.....................  $200,701     n/a    $154,157     n/a    $ 64,557     n/a
  Weighted average during the year...   173,708     n/a     216,442     n/a      68,028     n/a
  Maximum month-end balance during
     the year........................   258,911             497,655              95,094
Commercial Paper:
  At December 31.....................  $ 14,121    1.59%   $ 11,123    2.59%   $ 11,346    6.85%
  Weighted average during the year...    16,217    2.00      17,609    4.65      20,786    6.60
  Maximum month-end balance during
     the year........................    18,972              27,965              31,774

LONG-TERM DEBT AND COLLATERALIZED BORROWINGS

     Long-term debt totaled $30.1 million at December 31, 2002 compared to $30.0 million at December 31, 2001. Collateralized borrowings totaled $391.4 million at December 31, 2002 relating to the change we made in 2002 at the home equity lending line of business away from securitization structures requiring gain-on-sale accounting. The new securitization structures result in loans remaining as assets and collateralized borrowings being recorded as long-term debt on the balance sheet. This securitization debt represents match-term funding for our home equity loans.

CAPITAL

     Shareholders' equity averaged $320.0 million during 2002, up 53.4% compared to 2001, and up 86.9% from 2000. Shareholders' equity balance of $360.6 million at December 31, 2002 represented $12.98 per common share, compared to $10.81 per common share at December 31, 2001, and compared to $8.92 per common share at year-end 2000. We paid an aggregate of $7.5 million in dividends during 2002, compared to $5.5 million during 2001 and $5.0 million during 2000.

     The following table sets forth our capital and capital ratios at the dates indicated:

                                                              DECEMBER 31,
                                                 --------------------------------------
                                                    2002          2001          2000
                                                 ----------    ----------    ----------
                                                             (IN THOUSANDS)
Tier 1 capital.................................  $  462,064    $  295,021    $  250,825
Tier 2 capital.................................     196,092       173,316       133,319
                                                 ----------    ----------    ----------
     Total risk-based capital..................  $  658,156    $  468,337    $  384,144
                                                 ==========    ==========    ==========
Risk-weighted assets...........................  $4,996,891    $4,329,973    $2,979,376
Risk-based ratios:
  Tier 1 capital...............................         9.2%          6.8%          8.4%
     Total capital.............................        13.2          10.8          12.9
Tier 1 leverage ratio..........................         9.7           9.4          12.4
Ending shareholders' equity to assets..........         7.4           6.7           7.8
Average shareholders' equity to assets.........         8.0           6.7           8.5

     At December 31, 2002, our total risk-adjusted capital ratio was 13.2% compared to the 10.0% required to be considered "well-capitalized" by the regulators and our internal minimum target of 11.0%. At year-end 2001, our total risk-adjusted capital ratio was 10.8%. We were below the 11.0% target at year-end 2001, just prior to our issuance of common stock in early 2002. Our ending equity to assets ratio at December 31, 2002 was 7.4% compared to 6.7% at December 31, 2001. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2002 was 8.0% compared to 6.7% for the year 2001. Our Tier 1 capital totaled $462.1 million as of December 31, 2002, or 9.2% of risk-weighted assets. The increased equity and capital ratios are reflective of our February 2002 public offering that raised $82.0 million, net of expenses, on the sale of 6,210,000 shares of common stock.

     We have issued $233.0 million in trust preferred securities through six IFC Capital Trusts as of December 31, 2002. All securities are callable at par after five years. These funds are all Tier 1 qualifying capital. The sole assets of these trusts are our subordinated debentures. Highlights about these trusts are listed below:

                           ORIGINATION   $ AMOUNT IN    COUPON   MATURITY   CUMULATIVE
NAME                          DATE        THOUSANDS      RATE      DATE      DIVIDEND            OTHER
----                       -----------   -----------    ------   --------   ----------           -----
IFC Capital Trust I......  Jan 1997        $ 50,000      9.25%   Jan 2027   quarterly    We have a 19 year
                                                                                         extension option
                                                                                         beyond the stated
                                                                                         maturity.
IFC Capital Trust II.....  Nov 2000          51,750     10.50    Nov 2030   quarterly
IFC Capital Trust III....  Nov 2000          51,750      8.75    Nov 2030   quarterly    Initial conversion
                                                                                         ratio of 1.261 shares
                                                                                         of common stock to 1
                                                                                         convertible security.
IFC Capital Trust IV.....  Jul 2001          15,000     10.25    Jul 2031   semiannual
IFC Capital Trust V......  Nov 2001          30,000      9.95    Nov 2031   semiannual
IFC Capital Trust VI.....  Oct 2002          34,500      8.70    Oct 2032   quarterly
                                           --------
                                           $233,000
                                           ========

In July 1999, we raised $30 million of 7.58%, 15-year subordinated debt that is callable in 2009 at par. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

Earnings Outlook

     Given the current economic climate of a gradual recovery, tempered with geopolitical concern, we expect at the time of this writing, consolidated earnings per share (diluted) in 2003 to be in the range of $1.90 to $2.10 per share. This estimate is based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business. Our transition off securitization gain-on-sale accounting in our home equity line of business will have had a two-year history at the end of 2003. We assume that this transition, coupled with the continued growth of our other lines of business, will enable us over time to produce earnings growth and return on equity aligned with our long-term targets of 12% or better growth in earnings per share and 15% return on equity.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to market activities, particularly movements in the bond market (e.g., the valuation of our mortgage servicing portfolio). We attempt to manage the impact of short-term movements in interest rates on the valuation of our mortgage servicing rights through a combination of financial derivatives and the changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements -- which may not be reflected until the following quarter -- can be low. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events. For example, if the pace of economic recovery in the U.S. is slower in 2003 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates.

CRITICAL ACCOUNTING POLICIES/MANAGEMENT JUDGMENTS AND ACCOUNTING ESTIMATES

     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. The following is a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment:

Valuation of Mortgage Servicing Rights

     Mortgage servicing rights are recorded at the lower of their cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired. We estimate the fair value of the servicing assets each month using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from an independent valuation firm. Inaccurate assumptions in valuing mortgage servicing rights could result in additional impairment and adversely affect our results of operations. See footnote 7 for further discussion.

Allowance for Loan and Lease Losses

     The allowance for loan and lease losses (ALLL) reflects our estimate of the adequacy of reserves needed to cover probable loan and lease losses and certain risks inherent in our loan portfolio. The ALLL is an estimate based on our judgement applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." In determining a proper level of loss reserves, management periodically evaluates the adequacy of the allowance based on our past loan loss experience, known and inherent risks in the loan portfolio, levels of delinquencies, adverse situations that may affect a borrower's ability to repay, trends in volume and terms of loans and leases, estimated value of any underlying collateral, changes in underwriting standards, changes in credit concentrations, and current economic and industry conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan and lease losses. Such agencies may require us to recognize additions to the allowance for loan and lease losses based on their judgments of information available to them at the time of their examination.

     We compute the allowance based on an analysis that incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon the previous three years' loss experience for each loan type. The qualitative portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio. This assessment is performed via the evaluation of eight specific qualitative factors as outlined in regulatory guidance. We perform the quantitative and qualitative assessments on a quarterly basis. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See Credit Risk section and footnote 6 for further discussion.

Valuation of Residual Interests

     Residual interests from past securitizations are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as trading gains or losses in results of operations in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. See footnote 3 for further discussion.

Accounting for Private Equity Investments

     It is our accounting policy to account for private equity investments held by our venture capital line of business at fair value, with unrealized and realized gains and losses included in noninterest income as investment securities gains and losses. The fair value of private equity investments (which by their nature are not publicly traded) is estimated based on the investees' financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. We assume that cost approximates fair value, unless there is evidence suggesting a revaluation is appropriate. Potential reasons for revaluation include: 1) an anticipated pricing of a company's future equity financing that would be lower than the previous funding round (although the reverse would not necessarily require an upward adjustment) 2) a significant deterioration in the company's performance
3) a significant reduction in the company's potential realizable value -- for example, if market conditions have caused a meaningful change in the value of peer companies. We may increase the valuation of a private equity investment only if the investee has completed a new equity financing in which a professional investor is investing for the first time at a higher valuation. We believe the values derived from the application of our policy represent a close approximation of fair value for non-marketable securities.

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

SUMMARY OF QUARTERLY FINANCIAL DATA

                                                                       2002
                                                    ------------------------------------------
                                                     FOURTH      THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                    ---------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION
  Interest income.................................  $  88,975   $ 83,645   $ 71,176   $ 67,646
  Interest expense................................    (24,940)   (26,164)   (23,460)   (23,231)
  Provision for loan and lease losses.............     (8,587)   (15,577)    (9,500)   (10,332)
  Noninterest income..............................     95,961     54,483     51,091     55,898
  Noninterest expense.............................   (106,921)   (83,178)   (76,248)   (74,506)
  Income taxes....................................    (17,285)    (5,016)    (5,073)    (6,024)
                                                    ---------   --------   --------   --------
  Net income before cumulative effect of change in
     accounting principle.........................     27,203      8,193      7,986      9,451
  Cumulative effect of change in accounting
     principle....................................         --         --         --        495
                                                    ---------   --------   --------   --------
  Net Income......................................  $  27,203   $  8,193   $  7,986   $  9,946
                                                    =========   ========   ========   ========
  Earnings per share:
     Basic(1).....................................  $    0.98   $   0.30   $   0.29   $   0.41(1)
     Diluted(1)...................................       0.92       0.29       0.28       0.39(1)

                                                                       2001
                                                     -----------------------------------------
                                                      FOURTH     THIRD      SECOND     FIRST
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
SUMMARY INCOME STATEMENT INFORMATION
  Interest income..................................  $ 69,492   $ 72,954   $ 65,174   $ 60,662
  Interest expense.................................   (26,452)   (31,909)   (31,235)   (31,488)
  Provision for loan and lease losses..............    (8,142)    (5,006)    (2,804)    (1,553)
  Noninterest income...............................    82,850     58,464     68,101     61,828
  Noninterest expense..............................   (98,707)   (75,545)   (77,812)   (74,673)
  Income taxes.....................................    (6,971)    (7,491)    (8,616)    (5,780)
                                                     --------   --------   --------   --------
  Net income before cumulative effect of change in
     accounting principle..........................    12,070     11,467     12,808      8,996
  Cumulative effect of change in accounting
     principle.....................................        --         --         --        175
                                                     --------   --------   --------   --------
                                                     $ 12,070   $ 11,467   $ 12,808   $  9,171
                                                     ========   ========   ========   ========
  Earnings per share:
     Basic(2)......................................  $   0.57   $   0.54   $   0.61   $   0.44(2)
     Diluted(2)....................................      0.53       0.50       0.56       0.41(2)

---------------

(1) Earnings per share of common stock before cumulative effect of change in accounting principle for the three-month period ended March 31, 2002 was $0.39 basic and $0.37 diluted.

(2) Earnings per share of common stock before cumulative effect of change in accounting principle for the three-month period ended March 31, 2001 was $0.43 basic and $0.40 diluted.

EARNINGS BY LINE OF BUSINESS

     Irwin Financial Corporation is composed of five principal lines of business:

     - Mortgage Banking

     - Commercial Banking

     - Home Equity Lending

     - Commercial Finance

     - Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           2002      2001      2000
                                                          -------   -------   -------
                                                                (IN THOUSANDS)
Net income (loss):
  Mortgage Banking......................................  $44,543   $38,100   $13,006
  Commercial Banking....................................   16,085     8,918     7,090
  Home Equity Lending...................................    1,005    16,248    18,494
  Commercial Finance....................................      (58)   (2,878)   (1,618)
  Venture Capital.......................................   (2,483)   (6,506)    2,723
  Other (including consolidating entries)...............   (5,764)   (8,366)   (4,029)
                                                          -------   -------   -------
                                                          $53,328   $45,516   $35,666
                                                          =======   =======   =======

MORTGAGE BANKING

     The following table shows selected financial information for our mortgage banking line of business:

                                                                  YEAR ENDED DECEMBER 31,
                                             ------------------------------------------------------------------
                                                2002          2001          2000         1999          1998
                                             -----------   -----------   ----------   -----------   -----------
                                                                       (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
  Net interest income......................  $    41,545   $    30,261   $   15,401   $    21,745   $    26,244
  (Provision for) recovery of loan
    losses.................................         (354)           31          357        (1,998)       (1,721)
  Loan origination fees....................       74,970        61,917       34,688        46,311        59,328
  Gain on sales of loans...................      147,647       113,140       45,601        72,395        97,724
  Loan servicing fees......................       58,316        52,837       50,309        54,247        52,217
  Amortization of servicing assets.........      (55,097)      (34,660)     (23,712)      (25,078)      (23,002)
  (Impairment) recovery of servicing
    assets.................................     (143,376)      (11,321)     (13,802)       11,320       (11,121)
  Gain (loss) on derivatives...............      125,586         3,846           24       (10,808)        4,318
  Gain on sales of mortgage servicing
    assets.................................       14,842         8,394       27,528         9,005           829
  Other income.............................        6,727         5,016        4,538         3,628         2,276
                                             -----------   -----------   ----------   -----------   -----------
    Total net revenue......................      270,806       229,461      140,932       180,767       207,092
Operating expense..........................      197,715       167,624      119,387       144,915       159,046
                                             -----------   -----------   ----------   -----------   -----------
Income before taxes........................       73,091        61,837       21,545        35,852        48,046
Income taxes...............................       28,548        23,912        8,539        12,789        19,193
                                             -----------   -----------   ----------   -----------   -----------
Net income before cumulative effect of
  change in accounting principle...........       44,543        37,925       13,006        23,063        28,853
Cumulative effect of change in accounting
  principle................................           --           175           --            --            --
                                             -----------   -----------   ----------   -----------   -----------
Net income.................................  $    44,543   $    38,100   $   13,006   $    23,063   $    28,853
                                             ===========   ===========   ==========   ===========   ===========
SELECTED BALANCE SHEET DATA AT END OF
  PERIOD:
  Total assets.............................  $ 1,605,202   $   926,946   $  522,349   $   549,966   $ 1,020,249
  Mortgage loans held for sale.............    1,239,309       502,086      249,580       277,614       697,542
  Mortgage servicing assets................      146,398       211,201      121,555       132,648       113,131
  Short-term debt..........................      809,921       385,640      215,826       217,691       430,859
  Long-term debt...........................           --            --        3,951           223         2,839
  Shareholder's equity.....................      100,069        63,150       47,828        98,556       104,696
SELECTED OPERATING DATA:
  Mortgage loan originations...............  $11,411,875   $ 9,225,991   $4,091,573   $ 5,876,750   $ 8,944,615
  Servicing portfolio:
  Balance at end of period.................   16,792,669    12,875,532    9,196,513    10,448,112    11,242,470
    Weighted average coupon rate...........         6.59%         7.23%        7.76%         7.51%        7.56%
    Weighted average servicing fee.........         0.37          0.45         0.43          0.44          0.43
  Servicing sold as a % of originations....         31.1          29.9        108.0          85.4          61.4

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the FHA or the VA, or, in the case of conventional mortgages, meet requirements for sale to FNMA or the FHLMC, we are able to remove substantially all of the credit risk of these loans from our balance sheet. We securitize and sell mortgage loans to institutional and private investors but may retain the servicing rights. Loan origination demand and servicing values react in opposite directions to interest rate change as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 63.4% of our total revenues in 2002, compared to 57.2% in 2001 and 47.4% in 2000. Our mortgage banking line of business contributed 83.5% of our net income for 2002, compared to 83.7% and 36.5% in 2001 and 2000, respectively.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. The retail channel originates loans through retail branches, and, to a limited degree, through our internet website. This channel identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers through table-funded transactions. During the fourth quarter of 2002 we launched our correspondent lending division. This division purchases closed mortgage loans primarily from small mortgage banks and banks. It is expected that this division will be a significant contributor to our originations in 2003 and will add meaningfully to our earnings. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally sponsored mortgage conduits, and institutional and private investors. Our mortgage banking line of business may retain servicing rights to the loans that it sells or securitizes.

     As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, unrealized servicing values typically decrease as prepayment expectations increase, while the value of our mortgage production franchise generally increases. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles, causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including income recognition, cash flow, and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales).

Strategy

     Our mortgage banking line of business focuses primarily on first-time homeowners, which we believe will increase in number in coming years due to certain national demographic trends that are favorable to housing formation in our target markets. The mortgage banking business is cyclical, following changes in interest rates. In our mortgage banking line of business we do not try to anticipate the timing of changes in interest rates, but instead we have developed a strategy intended to maintain profitability across interest rate cycles. Our strategy has three components:

     - We manage our loan production activities through the expansion or contraction of existing channels in geographic markets and demographic groups that support our strategy, and channels (such as correspondent and credit unions) that are thought to be underserved by the mortgage industry and that value our mortgage bank's service-oriented approach to lending.

     - We are continuing our process improvement initiative to increase profit margins by significantly reducing fixed costs associated with processing and securitizing mortgage loans. This initiative includes re-designing our processes so that we process, underwrite, and close loans in more centralized environments.

     - We are more likely to retain servicing rights in periods of low interest rates and more likely to sell these servicing rights during periods of high interest rates. This strategy gives us the flexibility to invest in servicing rights during periods of relatively high production when servicing values tend to be low and sell the servicing during periods of lower production when servicing values tend to be high.

Net Income

     Net income from mortgage banking for the year ended December 31, 2002 was $44.5 million, compared to $38.1 million during 2001, an increase of 16.9% and an increase of 242.5% over 2000 results of $13.0 million. These increases in 2001 and 2002 primarily relate to increased production as a result of a declining interest rate environment. The relatively lower net income in 2000 was the result of rising interest rates, which slowed production activity throughout the mortgage banking industry in that year, and decisions we made on the retention of mortgage servicing rights.

     The following table shows the composition of our originations by loan categories for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                             2002          2001         2000
                                                          -----------   ----------   ----------
                                                                 (DOLLARS IN THOUSANDS)
Total originations......................................  $11,411,875   $9,225,991   $4,091,573
Percent retail loans....................................         34.2%        35.7%        35.7%
Percent wholesale loans.................................         59.1         59.7         55.7
Percent brokered(1).....................................          5.5          4.6          8.6
Percent correspondent...................................          1.2           --           --
Percent refinances......................................         61.1         54.1         16.4

---------------

(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the year ended December 31, 2002 totaled $11.4 billion, up 23.7% from the same period in 2001 as a result of the declining interest rate environment. Refinanced loans accounted for 61.1% of loan production for 2002 compared to 54.1% in 2001. Higher production volume caused mortgage loan origination fees to increase 21.1% in 2002 to $75.0 million. The declining rate environment and resulting higher loan production in 2002 resulted in gains on the sale of loans during this period increasing 30.5% to $147.6 million compared to 2001. This compares to $113.1 million for the year 2001, and $45.6 million for the year 2000.

     As a result of declining interest rates during most of 2001, our mortgage banking line of business experienced an increase in loan originations in 2001 compared to 2000. Loan originations in 2001 were $9.2 billion, up 125.5% from 2000. Income from mortgage loan originations in 2001 totaled $61.9 million, 78.5% higher than 2000. Refinances accounted for 54.1% of 2001 originations, as compared to 16.4% in 2000. Because certain fees are not collected for loan refinancings, loan origination fees, which are fees we charge the borrower to initiate the loan application and/or to secure an interest rate, did not increase at the same rate as loan production in 2002 and 2001.

Net Revenue

     Net revenue for the year ended December 31, 2002 totaled $270.8 million, compared to $229.5 million for the year ended December 31, 2001, and $140.9 million in 2000. The following table sets forth certain information regarding net revenue for the periods indicated:

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              ---------   --------   --------
                                                                      (IN THOUSANDS)
Net interest income.........................................  $  41,545   $ 30,261   $ 15,401
(Provision for) recovery of loan losses.....................       (354)        31        357
Loan origination fees.......................................     74,970     61,917     34,688
Gain on sales of loans......................................    147,647    113,140     45,601
Servicing fees..............................................     58,316     52,837     50,309
Amortization expense........................................    (55,097)   (34,660)   (23,712)
Impairment expense..........................................   (143,376)   (11,321)   (13,802)
Gain on derivatives.........................................    125,586      3,846         24
Gain on sales of mortgage servicing assets..................     14,842      8,394     27,528
Other income................................................      6,727      5,016      4,538
                                                              ---------   --------   --------
Total net revenue...........................................  $ 270,806   $229,461   $140,932
                                                              =========   ========   ========

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the year 2002 totaled $41.5 million, compared to $30.3 million in 2001, and $15.4 million in 2000. The increases in net interest income in 2002 and 2001 are a result of increased production related to the declining interest rate environment as well as an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet. We anticipate that the relative contribution of net interest income to total revenues will increase as a result of the development of our correspondent channel where the bulk of net revenues come from the warehousing process and where production fees are of lesser importance to profitability as compared to the retail and wholesale channels.

     Loan origination fees are recognized when loans are sold. Origination fees for the year ended December 31, 2002 totaled $75.0 million, compared to $61.9 million for 2001, and $34.7 million in 2000, an increase of 21.1% and 116.1%, respectively. These increases are a result of higher secondary market deliveries during these periods. As mentioned earlier, the percentage increase in loan origination fees is not necessarily proportionate to loan origination growth due to product mix and the high percentage of refinances that have occurred in 2001 and 2002.

     Gain on sale of loans includes the valuation of newly created mortgage servicing rights and is recognized when loans are pooled and sold into the secondary mortgage market. Gain on sale of loans for the year ended 2002 totaled $147.6 million, compared to $113.1 million in 2001, an increase of 30.5%. Gain on sale of loans for the year ended December 31, 2000 totaled $45.6 million. The increases in 2001 and 2002 are a result of increased originations and secondary market activity during these years.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $58.3 million for the year of 2002, an increase of 10.4% from 2001 and an increase of 15.9% from 2000, primarily reflecting the growth in the servicing portfolio over the last two years.

     Amortization expense relates to mortgage servicing rights and is based on the estimated lives of the underlying loans. Amortization expense totaled $55.1 million for the year ended December 31, 2002, compared to $34.7 million during 2001 and $23.7 million during 2000. This increase in 2002 and 2001 relates to the increase in the underlying servicing portfolio and to the shortening of estimated lives due to decrease in interest rates.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. Impairment expense totaled $143.4 million during 2002, compared to $11.3 million during 2001 and $13.8 million in 2000. The significant increase in impairment expense in 2002 was a result of higher prepayment trends from declining interest rates throughout the year. The impairment expense recorded in 2002 was largely offset by derivative gains of $125.6 million during the same period. Derivative gains of $3.8 million were recorded during 2001. At December 31, 2002, the mortgage line of business held $8.0 billion notional amount of Eurodollar future contracts and $2.0 billion notional amount in interest rate swaptions to manage the risk of our servicing assets. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as other assets, and changes in fair value are adjusted through earnings as derivative gains, while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sale or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 31.1% of loan originations in 2002, compared to 29.9% in 2001, and 108.0% in 2000. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $2.9 billion of servicing in 2002, generating a $14.8 million pre-tax gain. This compares to servicing sales of $2.3 billion in 2001, producing an $8.4 million pre-tax gain. In 2000, servicing sales totaled $4.1 billion producing a $27.5 million pre-tax gain.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $ 62,010   $ 52,266   $ 45,550
Incentive and commission pay................................    69,836     58,673     27,729
Other expenses..............................................    65,869     56,685     46,108
                                                              --------   --------   --------
Total operating expenses....................................  $197,715   $167,624   $119,387
                                                              ========   ========   ========
Number of employees(1)......................................     1,858      1,533      1,297

---------------

(1) On a full time equivalent basis.

     Operating expenses for the year ended December 31, 2002 totaled $197.7 million, an 18.0% increase over the year 2001, and a 65.6% increase over 2000. Salaries and employee benefits including incentive and commission pay increased 18.8% in 2002 over 2001 and 79.9% over 2000. These fluctuations reflect the decreased production activities throughout 2000, followed by a significant increase in production activities in 2001 and 2002.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                 (PORTFOLIO IN BILLIONS)
Beginning servicing portfolio...............................  $   12.9   $    9.2   $   10.5
  Mortgage loan closings....................................      10.8        8.8        3.7
  Sales of servicing rights.................................      (2.9)      (2.3)      (4.1)
  Run-off(1)................................................      (4.0)      (2.8)      (0.9)
                                                              --------   --------   --------
Ending servicing portfolio..................................  $   16.8   $   12.9   $    9.2
                                                              ========   ========   ========
Number of loans (end of period).............................   137,738    123,291    103,069
Average loan size...........................................  $121,917   $104,432   $ 89,200
Percent GNMA and state housing programs.....................        37%        60%        75%
Percent conventional and other..............................        55         33         21
Percent warehouse...........................................         8          7          4
Delinquency ratio...........................................       5.3        7.8        9.6
Mortgage servicing assets to related servicing
  portfolio(2)..............................................       0.9        1.8        1.7

---------------

(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(2) Excludes loans held for sale (warehouse) and any deferred service release premium on warehouse as well as pre-1995 servicing rights and related servicing portfolio.

     Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $16.8 billion at December 31, 2002, a 30.4% increase from the December 31, 2001 balance of $12.9 billion, and up 82.6% from the same date in 2000. These increases in 2001 and 2002 reflect the strong mortgage production we have experienced along with greater retention of servicing on loans sold over the past year. We believe that the relative growth of the conventional portion of the portfolio is the result of heavy refinance activity in 2001 and 2002 where conventional loans made up a higher than normal portion of our originations. We believe that over time our production strategy would favor a servicing portfolio with a heavier weighting in GNMA and state housing programs than we had at the end of 2002.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and purchased servicing assets at fair value. Thereafter servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We also periodically have independent valuations performed on the portfolio. We last had the portfolio valued in such an independent process as of December 31, 2002. At December 31, 2002, we estimated the fair value of these assets to be $150.8 million in the aggregate, or $4.4 million greater than the carrying value on the balance sheet. At December 31, 2001, we estimated the fair value of these assets to be $239.7 million in the aggregate, or $28.5 million greater than the carrying value on the balance sheet. Fair value declined relative to carrying value as a result of the higher prepayment trends from declining interest rates and erosion of cushion in a number of valuation strata.

COMMERCIAL BANKING

     The following table shows selected financial information for our commercial banking line of business:

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002         2001         2000        1999       1998
                                      ----------   ----------   ----------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Interest income.....................  $  110,107   $  104,514   $   82,680   $ 54,452   $ 46,056
Interest expense....................      40,253       53,515       44,268     23,525     20,957
                                      ----------   ----------   ----------   --------   --------
Net interest income.................      69,854       50,999       38,412     30,927     25,099
Provision for loan and lease
  losses............................       9,812        7,900        2,933      1,813      1,820
Noninterest income..................      16,081       14,981       12,006     11,797     11,712
Operating expense...................      50,029       43,482       35,805     29,080     24,515
                                      ----------   ----------   ----------   --------   --------
Income before taxes.................      26,094       14,598       11,680     11,831     10,476
Income taxes........................      10,009        5,680        4,590      4,486      3,967
                                      ----------   ----------   ----------   --------   --------
Net income..........................  $   16,085   $    8,918   $    7,090   $  7,345   $  6,509
                                      ==========   ==========   ==========   ========   ========
SELECTED BALANCE SHEET DATA AT END
  OF PERIOD:
Total assets........................  $1,969,956   $1,648,294   $1,167,559   $789,560   $607,992
Loans...............................   1,823,304    1,514,957    1,067,980    720,493    514,950
Allowance for loan and lease
  losses............................      20,725       14,644        9,228      7,375      6,680
Deposits............................   1,733,864    1,456,376      998,855    710,899    567,526
Shareholders' equity................     154,423      129,179       68,539     63,678     46,990
DAILY AVERAGES:
Assets..............................  $1,802,896   $1,402,589   $  956,744   $682,632   $567,116
Loans...............................   1,693,426    1,276,003      879,875    600,877    462,319
Allowance for loan and lease
  losses............................      17,823       11,038        8,133      7,317      6,308
Deposits............................   1,583,926    1,253,725      851,386    619,308    514,694
Shareholders' equity................     140,249       85,312       57,214     52,867     42,026
Shareholders' equity to assets......        7.78%        6.08%        5.98%      7.74%      7.41%

OVERVIEW

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

STRATEGY

     Our strategy is to expand our commercial banking line of business into selected new markets. We target metropolitan markets with strong economies where we believe recent bank consolidation has negatively impacted customers. We believe this consolidation has led to disenchantment with the delivery of financial services to the small business community among both the owners of those small businesses and the senior banking officers who had been providing services to them. In markets that management identifies as attractive opportunities, the bank seeks to hire senior commercial loan officers and cash management personnel who have strong local ties and who can focus on providing personalized services to small businesses in that market. We currently have no specific near-term expansion plans, but our strategy is to expand only in markets that satisfy the following criteria:

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

     We expect consolidation to continue in the banking and financial services industry and plan to capitalize on the opportunities brought about in this environment by continuing the bank's growth strategy for small business banking in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced staff with a strong presence in cities affected by the industry-wide consolidations. In addition to its market expansion, our commercial bank continues to develop its banking, insurance, and investment products to provide a full range of financial services to its small business customers.

     On average, we anticipate our new banking offices will break even approximately 18 months after they are opened, and we estimate that a banking office will achieve targeted levels of profitability in approximately five years, in an average market. Some markets will experience growth and profitability at greater or lesser rates than we currently expect because of many factors, including execution of our strategy, accuracy in assessing market potential, and success in recruiting senior lenders and other staff. Over time, we may choose to leave certain markets if these factors limit profitability. Our expansion into new markets is subject to regulatory approval.

     The following tables show the geographic composition of our commercial banking loans and our core deposits:

                                                               DECEMBER 31,
                                 ------------------------------------------------------------------------
                                          2002                     2001                     2000
                                 ----------------------   ----------------------   ----------------------
                                    LOANS      PERCENT       LOANS      PERCENT       LOANS      PERCENT
                                 OUTSTANDING   OF TOTAL   OUTSTANDING   OF TOTAL   OUTSTANDING   OF TOTAL
                                 -----------   --------   -----------   --------   -----------   --------
                                                          (DOLLARS IN THOUSANDS)
Southern Indiana...............  $  553,592      30.4%    $  566,601      37.4%    $  519,863      48.7%
Indianapolis MSA...............     267,508      14.7        232,576      15.4        263,047      24.6
Markets entered since
  1999(1)......................   1,002,204      54.9        715,780      47.2        285,070      26.7
                                 ----------     -----     ----------     -----     ----------     -----
  Total........................  $1,823,304     100.0%    $1,514,957     100.0%    $1,067,980     100.0%
                                 ==========     =====     ==========     =====     ==========     =====

                                     CORE      PERCENT       CORE      PERCENT      CORE     PERCENT
                                   DEPOSITS    OF TOTAL    DEPOSITS    OF TOTAL   DEPOSITS   OF TOTAL
                                  ----------   --------   ----------   --------   --------   --------
Southern Indiana................  $  918,528     60.5%    $  795,117     70.0%    $575,317     83.6%
Indianapolis MSA................     140,712      9.3         67,003      5.9       61,401      8.9
Markets entered since 1999(1)...     457,572     30.2        273,750     24.1       51,392      7.5
                                  ----------    -----     ----------    -----     --------    -----
  Total.........................  $1,516,812    100.0%    $1,135,870    100.0%    $688,110    100.0%
                                  ==========    =====     ==========    =====     ========    =====

---------------

(1) Includes offices in Kalamazoo, Grandville, Traverse City and Lansing, Michigan; Brentwood, Missouri; Louisville, Kentucky; Salt Lake City, Utah; Las Vegas, Nevada; and Phoenix, Arizona.

Net Income

     Commercial banking net income increased to $16.1 million during 2002, compared to $8.9 million in 2001, and 2000 net income of $7.1 million. Results in 2002 reflect growth of $18.9 million in net interest income over 2001. Net interest income in 2001 increased 32.8% over 2000.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

                                                                 YEAR ENDED DECEMBER 31,
                                                            ----------------------------------
                                                               2002         2001        2000
                                                            ----------   ----------   --------
Net interest income on a taxable equivalent basis(1)......  $   70,059   $   51,224   $ 38,620
Average interest earning assets...........................   1,745,816    1,347,327    908,739
Net interest margin.......................................        4.01%        3.80%      4.25%

---------------

(1) Reflects what net interest income would be if all interest income were subject to federal and state income taxes.

     Net interest income on a taxable equivalent basis was $70.1 million, an increase of 36.8% over 2001, and an increase of 81.4% from 2000. The 2002 and 2001 improvement in net interest income resulted from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts.

     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2002 was 4.01%, compared to 3.80% in 2001, and 4.25% in 2000. The improved margin in 2002 reflects reduced reliance on higher-rate wholesale funding sources. The line of business increased its core deposits to $1.5 billion, an annual increase of 33.5%, reflecting success in deposit gathering initiatives. The reduction in net interest margin in 2001 was due primarily to the fact that the commercial bank was negatively impacted by repricing a significant portion of its commercial loan portfolio, which is tied to the prime rate, in advance of corresponding declines in its funding base, which is more closely tied to London InterBank Offering Rate, or LIBOR, and similar market driven rate indices.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Trust fees..................................................  $ 1,933   $ 2,212   $ 2,285
Service charges on deposit accounts.........................    4,775     3,565     2,156
Insurance commissions, fees and premiums....................    1,705     1,776     1,877
Gain from sales of loans....................................    5,167     2,728       589
Loan servicing fees.........................................      945       708       707
Amortization and impairment of servicing assets.............   (3,183)     (936)     (456)
Brokerage fees..............................................    1,236     1,554     1,991
Other.......................................................    3,503     3,374     2,857
                                                              -------   -------   -------
Total noninterest income....................................  $16,081   $14,981   $12,006
                                                              =======   =======   =======
Total noninterest income to total net revenues..............     21.1%     25.8%     25.3%

     Noninterest income during 2002 increased 7.3% over 2001 and 33.9% over 2000. This increase was due primarily to higher gains from sales of loans related to increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place in mid-2001. These increases were partially offset by increased impairment charges recorded against mortgage servicing assets in this line of business. The commercial banking line of business has a first mortgage servicing portfolio that has increased to $355.3 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at December 31, 2002, to be $2.1 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $29,896   $25,411   $21,507
Other expenses..............................................   20,133    18,071    14,298
                                                              -------   -------   -------
Total operating expenses....................................  $50,029   $43,482   $35,805
                                                              =======   =======   =======
Number of employees at period end(1)........................      454       470       432

---------------

(1) On a full time equivalent basis.

     Operating expenses during 2002 totaled $50.0 million, an increase of 15.1% over 2001, and an increase of 39.7% from 2000. Net revenues increased 31.1% in 2002 compared to 2001, indicative of improved operating efficiency.

Balance Sheet

     Total assets for the year ended December 31, 2002 averaged $1.8 billion compared to $1.4 billion in 2001, and $1.0 billion in 2000. Average earning assets for the year ended December 31, 2002 were $1.7 billion compared to $1.3 billion in 2001, and $0.9 billion in 2000. The most significant component of the increase in 2002 and 2001 was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts into new markets. Average core deposits for the year totaled $1.5 billion, an increase of 42.7% over average core deposits in 2001 of $1.0 billion, and an increase of 133.3% from 2000.

Credit Quality

     Nonperforming loans, the allowance for loan losses and provision for loan losses have increased in 2002 over 2001 reflecting general economic conditions, portfolio growth and increased charge-offs. The recessionary economic conditions were exacerbated by the events of September 11th, 2001 which negatively impacted consumer confidence and deferred recovery from weakened business conditions. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

                                                                     DECEMBER 31,
                                                              --------------------------
                                                               2002      2001      2000
                                                              -------   -------   ------
                                                                (DOLLARS IN THOUSANDS)
Nonperforming loans.........................................  $14,970   $ 7,077   $2,469
Other real estate owned.....................................       96       100      230
                                                              -------   -------   ------
Total nonperforming assets..................................  $15,066   $ 7,177   $2,699
                                                              =======   =======   ======
Nonperforming assets to total assets........................     0.76%     0.44%    0.23%
Allowance for loan losses...................................  $20,725   $14,644   $9,228
Allowance for loan losses to total loans....................     1.14%     0.97%    0.86%
FOR THE PERIOD ENDED:
Provision for loan losses...................................  $ 9,812   $ 7,900   $2,933
Net charge-offs.............................................  $ 3,731   $ 2,484   $1,080
Net charge-offs to average loans............................     0.22%     0.19%    0.12%

HOME EQUITY LENDING

     The following table shows selected financial information for the home equity lending line of business:

                                                       YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002         2001         2000        1999       1998
                                      ----------   ----------   ----------   --------   --------
                                                        (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income.................  $   94,068   $   61,803   $   35,864   $ 18,852   $  5,495
Provision for loan losses...........     (25,596)      (2,320)        (461)        --       (513)
Gain on sales of loans..............      28,942       91,406       46,970     23,725     18,610
Loan servicing fees.................      13,528       13,355        7,559      4,907      3,323
Amortization and impairment of
  servicing assets..................      (6,905)      (3,217)      (1,583)    (1,445)      (842)
Trading (losses) gains..............     (26,032)     (38,407)      14,399      2,512     (2,952)
Other income........................       2,258        1,649          699      2,015        820
                                      ----------   ----------   ----------   --------   --------
     Total net revenues.............      80,263      124,269      103,447     50,566     23,941
Operating expenses..................      78,588       97,189       72,623     35,557     30,609
                                      ----------   ----------   ----------   --------   --------
Income before taxes.................       1,675       27,080       30,824     15,009     (6,668)
  Income taxes......................         670       10,832       12,330      2,403         --
                                      ----------   ----------   ----------   --------   --------
Net income (loss)...................  $    1,005   $   16,248   $   18,494   $ 12,606   $ (6,668)
                                      ==========   ==========   ==========   ========   ========
SELECTED BALANCE SHEET DATA:
Total assets........................  $  939,494   $  602,226   $  550,526   $339,640   $311,974
Home equity loans, net of allowance
  for loan losses...................     604,666(1)    343,972       4,010      1,904      7,832
Home equity loans held for sale.....      75,540           --      330,208    231,382    242,702
Residual assets -- trading..........     157,065(2)    199,071     152,614     57,833     32,321
Short-term debt.....................     201,328      138,527      163,732    260,184    226,998
Collateralized borrowings...........     391,425           --           --         --         --
Shareholders' equity................     155,831      135,493       99,586     58,733     40,272
SELECTED OPERATING DATA:
Loan volume:
  Lines of credit...................     443,323      317,579      629,906     93,185     98,855
  Loans.............................     623,903      831,830      596,049    346,322    290,818
Total managed portfolio balance at
  end of period.....................   1,830,339    2,064,542    1,625,719    777,934    581,241
Delinquency ratio...................         6.0%         5.1%         4.4%       2.1%       1.3%
Total managed portfolio including
  credit risk sold balance at end of
  period............................  $2,502,685   $2,317,975   $1,825,527   $842,403   $581,241
Weighted average coupon rate:
  Lines of credit...................       10.79%       11.11%       14.04%     12.72%     11.89%
  Loans.............................       13.50        13.38        13.09      12.33      11.86
Gain on sale of loans to loans
  sold..............................        4.70         8.47         6.06       5.57       6.32
Net home equity charge-offs to
  average managed portfolio.........        2.91         1.82         0.57       0.36       0.37

---------------

(1) Includes $392.4 million of collateralized loans at December 31, 2002, as part of securitized financings.

(2) Includes $82.5 million of residual assets at December 31, 2002 that would be considered credit-enhancing interest-only strips (CEIOS) under new federal banking regulations.

Overview

     Our home equity lending line of business originates, purchases, securitizes, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products through a combination of direct mail, Internet, and wholesale channels. We target creditworthy, homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit. Generally we either sell the loans through whole loan sales or we securitize them as financings. We normally retain the servicing rights for the loans we sell. To address the new capital rules discussed later in this section, in 2002 we began using securitizations accounted for as on-balance sheet financing and whole loan sales, while eliminating our use of securitization structures requiring gain-on-sale accounting and the creation of residual interests.

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the relative loan-to-value (LTV) ratio of the loan at origination. For example, everything being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased loss through default. For the year ended December 31, 2002, HLTV home equity loans made up 60.1% of our loan originations and 62.4% of our managed portfolio. In an effort to reduce portfolio concentration risk and to comply with existing banking regulations, we have in place policies governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months' interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 79.1%, or $1.4 billion, of our home equity managed portfolio at December 31, 2002 has early repayment provisions.

Strategy

     Beginning in 2002, as part of our strategic response to changes in capital regulations regarding residuals, our home equity lending line of business ceased using securitization structures for loans that involve gain-on-sale accounting treatment and create residuals under SFAS 140. Subsequent securitizations have used financing treatment structures. We also developed whole loan sale opportunities for our products.

     In response to economic weakness and rising consumer delinquencies and defaults, we began implementing a new strategy in late 2002 by changing our loan origination focus toward identifying customers whose credit history would suggest lower risk of default on loans we extend. While these customers likely will require more competitively priced loans, we believe our loss rates on new production will decline and our overall risk-adjusted profitability will improve.

     We believe that our decisions to move away from securitization gain-on-sale accounting, expand whole loan sale opportunities, and to transform the higher risk, more volatile segments of our business into lower risk, sounder segments will result in a more stable and robust business with increased growth opportunities.

Portfolio Mix

     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2002 and December 31, 2001:

                                                              DECEMBER 31,   DECEMBER 31,
STATE                                                             2002           2001
-----                                                         ------------   ------------
California..................................................         20.1%          22.9%
Florida.....................................................          7.4            7.2
Virginia....................................................          5.5            5.8
Ohio........................................................          5.3            5.1
Maryland....................................................          5.2            4.4
All other states............................................         56.5           54.6
                                                               ----------     ----------
  Total.....................................................        100.0%         100.0%
                                                               ==========     ==========
Total managed (in thousands)................................   $1,830,339     $2,064,542

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2002:

                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                AMOUNT     % OF TOTAL    COUPON
                                                              ----------   ----------   --------
                                                                        (IN THOUSANDS)
Home equity loans < = 100% CLTV.............................  $  247,302     13.51%      11.63%
Home equity lines of credit < = 100% CLTV...................     398,106     21.75        9.61
                                                              ----------     -----       -----
Total < = 100% CLTV.........................................     645,408     35.26       10.38
Home equity loans > 100% CLTV...............................     704,514     38.49       14.63
Home equity lines of credit > 100% CLTV.....................     387,010     21.14       12.32
                                                              ----------     -----       -----
Total > 100% CLTV...........................................   1,091,524     59.63       13.81
First mortgages.............................................      42,045      2.30        8.31
Other (immediate credit)....................................      51,362      2.81       13.92
                                                              ----------     -----       -----
  Total.....................................................  $1,830,339       100%      12.48%
                                                              ==========     =====       =====

Securitizations

     Under our past securitization program, home equity loans were sold to limited purpose, bankruptcy-remote fully owned subsidiaries. In turn, these subsidiaries established separate trusts to which they transferred the home equity loans in exchange for the proceeds from the sale of asset-backed securities issued by the trust. The trusts' activities are generally limited to acquiring the home equity loans, issuing asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, they are classified as QSPEs under SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities."

     These securitization structures we used prior to 2002 involved "sales" of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. Although we recognized gains on the sale of loans in the period in which such loans were sold, we expect to receive cash (representing the excess spread, overcollateralization if applicable, and servicing fees) over the lives of the loans. Concurrent with recognizing such gains on sale, we recorded the future expected receipt of discounted cash flow as a residual interest, which is currently indicated on our consolidated balance sheet as part of "trading assets." We recognized gains on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the residuals using prepayment, default, and discount rate assumptions that we believe market participants would use for similar financial instruments.

     Based on changes to our funding practices to adjust to new regulatory capital rules discussed later in this section, we began using securitization structures that are not accounted for using gain-on-sale treatment under generally accepted accounting principles, but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

SECURITIZATION TRANSACTIONS AND ASSUMPTIONS

    The table below details information with respect to pool sizes and age for the portfolio we have securitized, including product for which we no longer retain credit risk.

                                      ORIGINAL                           AGE OF
                                      BALANCE      CURRENT     MONTH      DEAL
                                        SOLD       BALANCE     CLOSED   (MONTHS)
                                     ----------   ----------   ------   --------
                                         (IN THOUSANDS)
CORE HELOCS (< = 100% CLTV)
1995-2 HELOCs......................  $   51,584   $       --   Nov-95      NA
1996-1 HELOCs......................      75,999           --   Oct-96      NA
1997-1 HELOCs......................      54,997           --   Jun-97      NA
1997-2 HELOCs......................      69,998        6,514   Nov-97      62
1998-1 HELOCs......................     122,591       21,194   Jun-98      55
2000-1 HELOCs......................      66,803       23,132   Sep-00      28
2001-1 HELOCs......................      27,719       14,260   Mar-01      22
2001-2 HELOCs......................      64,018       39,721   Sep-01      16
2002-1 HELOCs......................     127,110      106,297   Jun-02       7
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $  660,819   $  211,118               32
                                     ==========   ==========               ==
CORE HELS (< = 100% CLTV)
1996-1 HELs........................  $   63,997   $       --   Oct-96      NA
1997-1 HELs........................      44,999           --   Jun-97      NA
1997-2 HELs........................      60,000           --   Nov-97      NA
1998-1 HELs........................      71,490        6,901   Jun-98      55
1999-1 HELs........................      89,999       12,512   Feb-99      47
1999-2 HELs........................      45,000        8,409   May-99      44
1999-3 HELs........................     107,657       24,998   Nov-99      38
2000-1 HELs........................     123,971       39,537   Sep-00      28
2001-1 HELs........................     124,951       46,633   Mar-01      22
2001-2 HELs........................     227,760      138,291   Sep-01      16
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $  959,824   $  277,281               28
                                     ==========   ==========               ==
FIRST MORTGAGES (< = 100% CLTV)
1998-1 First.......................  $    7,495   $    1,682   Jun-98      55
1999-1 First.......................      60,001       20,615   Feb-99      47
1999-2 First.......................      15,021        5,715   May-99      44
1999-3 First.......................      25,246       12,446   Nov-99      38
2001-1 First.......................       4,058        2,242   Mar-01      22
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $  111,821   $   42,700               44
                                     ==========   ==========               ==
125 HELOCS
1998-1 HELOC125s...................  $    7,420   $    1,677   Jun-98      55
1999-3 HELOC125s...................      38,320       17,084   Nov-99      38
2000-LB1 HELOC125s.................      29,919       16,412   Jun-00      31
2001-1 HELOC 125s..................      30,812       19,624   Mar-01      22
2001-2 HELOC 125s..................      70,295       54,992   Sep-01      16
2002-1 HELOC 125s..................     161,031      148,467   Jun-02       7
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $  337,797   $  258,256               17
                                     ==========   ==========               ==
125 HELS
1999-2 HEL125s.....................  $  119,978   $   36,337   May-99      44
1999-3 HEL125s.....................      70,658       25,639   Nov-99      38
2000-A1 HEL125s....................     123,698       47,362   Jun-00      31
2000-1 HEL125s.....................     166,330       80,486   Sep-00      28
2001-1 HEL125s.....................     219,765      126,113   Mar-01      22
2001-2 HEL125s.....................     313,368      239,485   Sep-01      16
2002-1 HEL125s.....................     150,976      139,012   Jun-02       7
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $1,164,773   $  694,434               23
                                     ==========   ==========               ==
PNB 99-1 HELOCS (< = 100% CLTV)
 ACQUIRED OCTOBER 2000
PNB 1999-1 HELOC...................  $  500,000   $  115,143   May-99      44
                                     ==========   ==========               ==
IMMEDIATE CREDIT (Program
 discontinued)
1999-3 HEL ImmedCredit.............  $      524   $      121   Nov-99      38
1999-3 HELOC ImmedCredit...........      13,903        3,596   Nov-99      38
2000-LB1 HELOC ImmedCredit.........      69,267       25,987   Jun-00      31
                                     ----------   ----------               --
TOTAL/WEIGHTED AVERAGE.............  $   83,694   $   29,704               32
                                     ==========   ==========               ==
GRAND TOTAL/WEIGHTED AVERAGE.......  $3,818,728   $1,628,636               30
                                     ==========   ==========               ==

                                                               PROJECTED    PROJECTED    PROJECTED
                                       ACTUAL       ACTUAL     CUMULATIVE    LIFETIME    REMAINING     WEIGHTED
                                     ANNUALIZED   CUMULATIVE   LOSSES TO    CUMULATIVE   CUMULATIVE    AVERAGE
                                     LOSS RATE    LOSSES AS    DATE AS A    LOSSES AS    LOSSES AS      FUTURE
                                     AS A % OF      A % OF        % OF        A % OF       A % OF     PREPAYMENT   WEIGHTED
                                      ORIGINAL     ORIGINAL     ORIGINAL     ORIGINAL     ORIGINAL      SPEED      AVERAGE
                                      BALANCE      BALANCE     BALANCE(1)   BALANCE(2)   BALANCE(3)   ASSUMPTION    COUPON
                                     ----------   ----------   ----------   ----------   ----------   ----------   --------

CORE HELOCS (< = 100% CLTV)
1995-2 HELOCs......................     0.41%        2.30%        1.35%        1.35%        0.00%         NA           NA
1996-1 HELOCs......................     0.26         1.36         1.36         1.36         0.00          NA           NA
1997-1 HELOCs......................     0.26         1.34         1.30         1.30         0.00          NA           NA
1997-2 HELOCs......................     0.26         1.36         1.44         1.44         0.00          36%       11.29%
1998-1 HELOCs......................     0.35         1.62         1.55         1.91         0.35          41         9.57
2000-1 HELOCs......................     0.72         1.68         1.43         2.46         1.03          43         9.81
2001-1 HELOCs......................     0.73         1.35         0.85         2.82         1.97          37         9.51
2001-2 HELOCs......................     0.31         0.41         1.04         3.34         2.30          35         9.24
2002-1 HELOCs......................     0.06         0.03         0.16         4.99         4.83          24         8.77
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     0.32%        1.17%        1.12%        2.53%        1.94%         31%        9.18%
                                        ====        =====        =====        =====        =====          ==        =====
CORE HELS (< = 100% CLTV)
1996-1 HELs........................     0.14%        0.69%        1.29%        1.29%        0.00%         NA           NA
1997-1 HELs........................     0.20         0.93         1.27         1.27         0.00          NA           NA
1997-2 HELs........................     0.24         1.20         1.26         1.26         0.00          NA           NA
1998-1 HELs........................     0.17         0.79         1.27         1.38         0.11          52%       12.54%
1999-1 HELs........................     0.29         1.12         1.39         1.59         0.20          45        11.79
1999-2 HELs........................     0.61         2.22         1.52         1.95         0.44          46        11.41
1999-3 HELs........................     0.61         1.93         1.50         2.05         0.55          46        12.56
2000-1 HELs........................     0.61         1.43         1.24         2.13         0.89          48        12.61
2001-1 HELs........................     0.55         1.02         0.94         1.92         0.98          50        12.42
2001-2 HELs........................     0.30         0.41         0.40         2.12         1.72          43        11.27
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     0.39%        1.06%        1.06%        1.83%        0.92%         46%       11.83%
                                        ====        =====        =====        =====        =====          ==        =====
FIRST MORTGAGES (< = 100% CLTV)
1998-1 First.......................     0.00%        0.00%        0.81%        0.98%        0.17%         35%        8.92%
1999-1 First.......................     0.09         0.35         0.85         1.04         0.19          40         8.55
1999-2 First.......................     0.29         1.05         0.69         0.95         0.26          30         8.54
1999-3 First.......................     0.51         1.63         0.63         0.97         0.34          31         9.18
2001-1 First.......................     0.00         0.00         0.32         0.51         0.19          50         9.32
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     0.20%        0.70%        0.76%        0.99%        0.23%         36%        8.78%
                                        ====        =====        =====        =====        =====          ==        =====
125 HELOCS
1998-1 HELOC125s...................     1.41%        6.47%        6.80%        9.73%        2.93%         20%       12.29%
1999-3 HELOC125s...................     2.79         8.83         6.63        11.79         5.16          23        11.94
2000-LB1 HELOC125s.................     2.88         7.43         6.02        12.88         6.86          23        12.79
2001-1 HELOC 125s..................     3.68         6.74         3.36        11.29         7.93          26        13.35
2001-2 HELOC 125s..................     1.57         2.09         1.97        14.35        12.37          21        11.66
2002-1 HELOC 125s..................     0.06         0.03         0.34        12.09        11.76          24        12.00
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     1.29%        2.87%        2.31%       12.47%       10.16%         23%       12.08%
                                        ====        =====        =====        =====        =====          ==        =====
125 HELS
1999-2 HEL125s.....................     2.03%        7.44%        6.17%        8.15%        1.97%         37%       13.74%
1999-3 HEL125s.....................     2.40         7.59         6.08         8.76         2.68          34        15.00
2000-A1 HEL125s....................     1.45         3.74         4.08         5.76         1.69          37        13.70
2000-1 HEL125s.....................     2.58         6.02         5.17         9.34         4.17          35        15.27
2001-1 HEL125s.....................     2.36         4.33         4.43         9.82         5.39          31        15.03
2001-2 HEL125s.....................     1.40         1.86         1.44        11.26         9.82          23        14.98
2002-1 HEL125s.....................     0.70         0.41         0.26        13.54        13.29          16        14.46
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     1.79%        3.85%        3.43%        9.96%        6.52%         27%       14.77%
                                        ====        =====        =====        =====        =====          ==        =====
PNB 99-1 HELOCS (< = 100% CLTV)
 ACQUIRED OCTOBER 2000
PNB 1999-1 HELOC...................     0.90%        3.31%        3.71%        4.47%        0.76%         28%       10.60%
                                        ====        =====        =====        =====        =====          ==        =====
IMMEDIATE CREDIT (Program
 discontinued)
1999-3 HEL ImmedCredit.............     7.68%       24.33%       16.50%       22.39%        5.89%         34%       14.90%
1999-3 HELOC ImmedCredit...........     7.55        23.92        16.22        24.05         7.83          30        13.24
2000-LB1 HELOC ImmedCredit.........     7.13        18.41        16.81        30.44        13.63          23        13.71
                                        ----        -----        -----        -----        -----          --        -----
TOTAL/WEIGHTED AVERAGE.............     7.20%       19.36%       16.71%       29.33%       12.62%         24%       13.66%
                                        ====        =====        =====        =====        =====          ==        =====
GRAND TOTAL/WEIGHTED AVERAGE.......     1.10%        2.78%        2.59%        6.29%        4.08%         30%       12.63%
                                        ====        =====        =====        =====        =====          ==        =====

---------------

(1) Sum of previous quarterly loss projections, updated quarterly, as a percent of original balance.

(2) Sum of Projected Cumulative Losses to Date and Projected Remaining Cumulative Losses, as a percent of original balance.

(3) Sum of Projected Future Losses to call date from current quarter's model, as a percent of original balance.

Home Equity Servicing

     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans treated as sales under generally accepted accounting principles. For loans treated as secured financings, the servicing fee is implicit in the yield of the underlying loans and therefore is not capitalized. For whole loans sold with servicing retained, we capitalize servicing fees including rights to future early repayment fees. These loans are included below in managed portfolio including credit risk sold. In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees, although we are not currently recognizing any revenue or balance sheet asset to reflect this potential given the uncertainty surrounding our ability to earn and estimate such incentive fees. The following table shows certain information about our home equity portfolio, which includes loans held on the balance sheet as well as securitized loans:

                                                              2002         2001         2000
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
Managed portfolio including credit risk sold.............  $2,502,685   $2,317,975   $1,825,527
Managed portfolio........................................   1,830,339    2,064,542    1,625,719
Delinquency ratio on managed portfolio (30+ days
  including nonaccruals).................................         6.0%         5.1%         4.4%

     In our home equity lending business, we generally retain credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio was 6.0% at December 31, 2002, and 5.1% at December 31, 2001. The credit quality of the home equity loans underlying previous securitizations continues to perform within the range of management's long-term expectations, although the current economic conditions make it difficult for us to predict with perfect clarity what short-term losses are expected to be. The increase in delinquencies at December 31, 2002, is a result of continued seasoning of the portfolio as well as the effect of selling a large percentage of current production near year end, all of which had no delinquencies. This increase in delinquencies may result in an elevated level of charge-offs later in 2003.

Net Income

     Our home equity lending business recorded net income of $1.0 million during the year ended December 31, 2002, compared to net income in 2001 of $16.2 million, and $18.5 million in 2000. Our financial results in 2002 reflect changes we made to address new regulatory capital rules associated with residual interests on sold loans. Beginning in 2002, we eliminated our use of securitization structures that require gain-on-sale accounting treatment under SFAS 140.

Net Revenue

     Net revenue for the year ended December 31, 2002 totaled $80.3 million, compared to net revenue for the year ended December 31, 2001 of $124.3 million, and $103.4 million in 2000. The reduction in revenues is a result of increased provision for loan losses as the line of business begins to build an on-balance sheet loan portfolio and reduced gain-on-sale revenues related to the transition away from gain-on-sale accounting for our securitizations. Provision for loan losses totaled $25.6 million in 2002 compared to $2.3 million in 2001 and $0.5 million in 2000.

     During 2002, our home equity lending business produced $1.1 billion of home equity loans, relatively unchanged from the $1.1 billion of production in 2001. The 2001 loan production was down 6.2% from 2000 volume of $1.2 billion. Included in the 2000 total is a fourth quarter acquisition of the residual interest, servicing rights and related whole loans of an approximately $400 million pool of previously securitized home equity lines of credit. The collateral supporting the pool is comprised of seasoned lines of credit, predominantly up to 100% combined loan-to-value and similar in credit quality and yield to lines of credit originated by our business. Our home equity lending business had $680.2 million of net loans and loans held for sale at

December 31, 2002, compared to $344.0 million at December 31, 2001, and $334.2 million at the same date in 2000. The increase in 2002 relates to the buildup of the on-balance sheet loan portfolio as part of the transition away from gain-on-sale accounting in our securitizations. Included in the loan balance at December 31, 2002 were $392.4 million of collateralized loans as part of a secured financing.

     The following table sets forth certain information regarding net revenue for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Net interest income.........................................  $ 94,068   $ 61,803   $ 35,864
Provision for loan losses...................................   (25,596)    (2,320)      (461)
Gain on sales of loans......................................    28,942     91,406     46,970
Loan servicing fees.........................................    13,528     13,355      7,559
Amortization and impairment of servicing assets.............    (6,905)    (3,217)    (1,583)
Trading (losses) gains......................................   (26,032)   (38,407)    14,399
Other income................................................     2,258      1,649        699
                                                              --------   --------   --------
Total net revenue...........................................  $ 80,263   $124,269   $103,447
                                                              ========   ========   ========

     Net interest income increased to $94.1 million for the year ended December 31, 2002, compared to 2001 net interest income of $61.8 million, and $35.9 million in 2000. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which accretion totaled $34.2 million during 2002 versus $32.0 million in 2001, and $15.9 million in 2000.

     Gains on sales of loans for the year ended December 31, 2002 totaled $28.9 million, compared to $91.4 million and $47.0 million during the same period in 2001 and 2000, respectively. The significant decline in gains in 2002 relates to the transition away from securitization structures requiring gain-on-sale accounting. We reported gains during the first quarter of 2002 as a result of making a final delivery of $31.7 million of loans to complete a 2001 securitization transaction that involved gain-on-sale accounting. We had a securitization of $439.1 million of loans during the second quarter that we accounted for as a secured financing. See further discussion of this subject in the section titled, "Securitizations." We completed whole loan sales during 2002 of $583.8 million resulting in a gain of $26.6 million. We do not record a residual interest as a result of these whole loan sales. These are cash sales for which we receive a premium, record a servicing asset, and monetize any points and fees at the time of sale. We securitized $1.1 billion of loans in 2001 compared to $774.6 million in 2000, all using gain-on-sale accounting. The gain on sales of loans relative to the principal balance of loans sold increased during 2001 due to improvement in net funding costs. These improvements included a higher mix of loans originated with fees for early repayment, a higher risk-adjusted interest rate on the underlying collateral, a lower relative acquisition cost structure due to continued expansion of new distribution channels, an ability to sell a portion of the residual interest at inception of the securitization transaction, and otherwise improved excess spread that we were able to realize on the basis of our consistent performance history to date.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. At December 31, 2002, net servicing assets totaled $26.4 million, compared to a balance of $15.3 million at December 31, 2001, and $7.7 million at December 31, 2000. Servicing asset amortization and impairment expense totaled $6.9 million during 2002, compared to $3.2 million for the year ended December 31, 2001, and $1.6 million in 2000.

     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading losses totaled $26.0 million in 2002 compared to $38.4 million in 2001. In 2000, we had trading gains related to our residual interests totaling $14.4 million. Residual interests had a balance of $157.1 million at December 31, 2002 and $199.1 million at December 31, 2001, compared to $152.6 million at the same date in 2000. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future, up or down. These adjustments could have a material effect on our earnings. The increased unrealized trading losses in 2002 principally reflect higher expected loss rates and prepayment speeds. The increased unrealized trading losses in 2001 also reflect higher expected loss rates and prepayment speeds as well as an increase in the discount rate. These higher expected loss rates are reflective of the continued weakness in the economy and a slower rate of recovery in the delinquency of the portfolio than we had anticipated. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted continuously to reflect changes in actual and expected loss rates in our portfolio.

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

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                (DOLLARS IN THOUSANDS)
Salaries and employee benefits..............................  $46,548   $59,007   $39,180
Other.......................................................   32,040    38,182    33,443
                                                              -------   -------   -------
     Total operating expenses...............................  $78,588   $97,189   $72,623
                                                              =======   =======   =======
Number of employees at period end...........................      692       773       614

     Operating expenses were $78.6 million for the year ended December 31, 2002, compared to $97.2 for the year 2001, and an increase of 8.2% from 2000. Operating expenses in 2001 included $5.5 million of compensation expense related to minority ownership interests at the home equity line of business. The 2002 operating expenses reflect the reversal of $5.1 million of this expense due to the decline in the value of the minority ownership interest during the most recent year.

Impact of Recent Change to Regulatory Capital Rules

     The federal banking regulators, including the Federal Reserve, our principal regulator, adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in asset securitizations, and other securitized transactions. In general, the new rules require a banking institution that has certain credit-enhancing interest-only strips (CEIOS) in an amount that exceeds 25% of its Tier 1 capital, to deduct the after-tax excess amount of these CEIOS from Tier 1 capital for purposes of computing risk-based capital ratios.

     The new capital standards became effective on January 1, 2002, for new residual interests related to any transaction covered by the revised rules that settles after December 31, 2001. For transactions settled before January 1, 2002, application of the new capital treatment to the residuals created was delayed until December 31, 2002.

     We believe these new rules apply to many, if not all, of the securitization transactions done by our home equity line of business prior to 2002 to fund loan production. The residual assets we now own do not exceed the 25% concentration limit in the new capital treatment rules. The CEIOS included in our residual assets as of December 31, 2002, comprised 17% of our consolidated Tier 1 capital. Therefore, we have not been subject to any deductions from capital under these new rules.

     We financed the significant growth in our home equity lending line of business through the first quarter of 2002 using securitization transaction structures that create residual interests through gain-on-sale accounting -- transactions accounted for as sales under SFAS 140. To mitigate the impact of the new capital rules, beginning in 2002 we eliminated our use of securitization structures that require gain-on-sale accounting. We believe using securitization structures that require on-balance sheet financing treatment or whole loan sale transactions rather than using securitization structures that require off-balance sheet gain-on-sale treatment under SFAS 140 will allow continued access to the capital markets for cost-effective, matched funding of our loan assets in a capital-efficient manner, while not meaningfully affecting or changing our cash flows, nor changing the longer term economic profitability of our home equity lending operation.

     Changing our securitization practices has significantly affected the reported financial results of our home equity line of business in 2002. The key financial impacts have included:

     - By using on-balance sheet financing structures to fund our home equity loan originations, we are required to change the timing of revenue recognition on these assets under generally accepted accounting principles. For assets funded on-balance sheet, we record interest income over the life of the loans, as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. For assets funded through securitization transactions accounted for as a sale under SFAS 140, we have recorded revenue as gain-on-sale at the time of loan sale based on the difference between proceeds and allocated cost basis of the loans sold. We have also recognized residual interests based on the discounted present value of anticipated revenue streams over the expected lives of the loans. This different accounting treatment does not, however, affect cash flows related to the loans, and management expects that the ultimate total receipt of revenues and profitability derived from our home equity loans will be relatively unchanged by the change in funding structures.

     - Due to the extension of the period during which revenue is recognized under the new financing structures we are using, we have reduced the rate of growth in production and related expenses in the home equity lending line of business to more closely align anticipated revenue recognition and expenses under this new model.

     - After the initial transition period, as the portfolio of on-balance sheet home equity loans continues to grow, we will record increased levels of net interest income sufficient to cover ongoing expenses and credit losses. We would then expect to be in a position to resume profitable growth in this line of business. We will continue to pursue selective opportunities to sell whole loans in cash sale transactions if attractive terms can be negotiated. We completed four such transactions during 2002.

COMMERCIAL FINANCE

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income.........................................  $ 15,140   $  9,481   $  3,196
Provision for loan and lease losses.........................    (8,481)    (6,939)    (1,513)
Noninterest income..........................................     4,397      1,695        799
                                                              --------   --------   --------
  Total net revenues........................................    11,056      4,237      2,482
Salaries, pension, and other employee expense...............     9,482      6,481      3,298
Other expense...............................................     2,640      1,943      1,747
                                                              --------   --------   --------
Loss before taxes and cumulative effect of change in
  accounting principle......................................    (1,066)    (4,187)    (2,563)
Income taxes................................................       513      1,309        945
                                                              --------   --------   --------
Loss before cumulative effect of change in accounting
  principle.................................................      (553)    (2,878)    (1,618)
Cumulative effect of change in accounting principle.........       495         --         --
                                                              --------   --------   --------
Net loss....................................................  $    (58)  $ (2,878)  $ (1,618)
                                                              ========   ========   ========
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Total assets................................................  $343,384   $266,670   $159,773
Loans and leases............................................   345,844    264,827    154,934
Allowance for loan and lease losses.........................    (7,657)    (4,587)    (2,441)
Shareholders' equity........................................    29,236     18,741     21,346
Net charge-offs.............................................     5,401      4,653        961
Net interest margin.........................................      5.07%      4.64%      4.50%
Total fundings of loans and leases..........................  $207,087   $190,716   $113,323

Overview

     In our commercial finance line of business, we originate transactions through established U.S. and Canadian relationships with vendors and manufacturers, some select brokers, and direct relationships with franchisees. The majority of our loans and leases are full payout, small-ticket loans and leases secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans, and our leases are full payout with higher transaction sizes than in our small-ticket channel. The Franchise channel also finances real estate for select franchise systems. We finance a variety of commercial and office equipment and try to limit the industry and geographic concentrations in our loan and lease portfolio.

     We established this line of business in 1999 when we formed Irwin Business Finance, our United States commercial leasing company, headquartered in Bellevue, Washington. On July 14, 2000, this line of business completed an acquisition of an ownership position of approximately 78% in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. Principals of Onset own the remaining approximately 22%. The Onset acquisition added approximately $60 million in leases to our commercial finance portfolio. To begin our franchise finance operations, we acquired a portfolio of approximately $22 million in leases and loans in August 2001, and in October 2001 we established Irwin Franchise Capital Corporation. We established Irwin Commercial Finance in April 2001 (originally named Irwin Capital Holdings) as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies.

     During the year ended December 31, 2002, the commercial finance line of business incurred a loss of $58 thousand, compared to a loss of $2.9 million for the year 2001 and a loss of $1.6 million in 2000. The 2002 results include a $0.5 million benefit from a cumulative effect of an accounting change related to the reversal of unamortized negative goodwill related to the acquisition of Onset. The increased loss in 2001 relates primarily to higher loss provisions taken during the year. These losses also reflect expenses related to staffing, systems development and portfolio growth initiatives in excess of portfolio revenues. This line of business originated $207.1 million in loans and leases during 2002, compared to $190.7 million during 2001 and $113.3 million in 2000. The 2001 period includes an acquisition of loans and leases of approximately $22.0 million related to the formation of Irwin Franchise Capital Corporation in October 2001. The line of business portfolio at December 31, 2002 was $345.8 million compared to $264.8 million at December 31, 2001.

     We had nonperforming loans and leases at December 31, 2002 totaling $4.9 million, compared to non-performing loans and leases at December 31, 2001 totaling $3.9 million. Allowance for loan and lease losses at December 31, 2002 was $7.7 million, representing 2.21% of total loans and leases, compared to a balance at December 31, 2001 of $4.6 million, representing 1.73% of total leases. Net charge-offs recorded by this line of business totaled $5.4 million in 2002 compared to $4.7 million in 2001. The increased nonperformings, allowance and charge-offs were principally the result of deterioration in the credit quality of the broker-based, small ticket portion of our domestic portfolio. We have taken steps to reduce our concentration in this portion of our portfolio and we have made substantial underwriting changes in this portfolio over the past year. In the future, we expect our concentration in vendor-based small ticket products (both domestically and Canadian) and franchise finance to grow as a proportion of the line of business' portfolio.

     Despite delays in reaching sustainable profitability in this line of business largely as a result of unanticipated credit losses in our U.S.-based leasing portfolio, we continue to believe that our strategy is appropriate for serving the commercial finance niches we address. It is our expectation that this line of business will be modestly profitable in 2003 and begin to approach our long-term return targets in 2004 or 2005, depending on growth rates.

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                2002          2001
                                                              ---------     ---------
                                                              (DOLLARS IN THOUSANDS)
Franchise loans.............................................  $ 95,753      $ 35,950
  Weighted average yield....................................      9.01%        10.05%
  Delinquency ratio.........................................      0.30          0.00
Domestic leases.............................................  $135,775      $150,610
  Weighted average yield....................................     10.37%        10.73%
  Delinquency ratio.........................................      1.41          2.68
Canadian leases(1)..........................................  $114,316      $ 78,267
  Weighted average yield....................................     10.95%        11.17%
  Delinquency ratio.........................................      1.03          1.69

---------------

(1) In U.S. dollars.

VENTURE CAPITAL

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

                                                                YEAR ENDED DECEMBER 31,
                                                              ----------------------------
                                                               2002       2001      2000
                                                              -------   --------   -------
                                                                     (IN THOUSANDS)
SELECTED INCOME STATEMENT DATA:
Net interest income (expense)...............................  $    43   $   (404)  $  (598)
Mark-to-market adjustment on investments....................   (4,187)   (10,444)    5,202
Noninterest income..........................................      501        592       364
                                                              -------   --------   -------
  Total net revenues........................................   (3,643)   (10,256)    4,968
Operating expense...........................................      495        590       431
                                                              -------   --------   -------
Income (loss) before taxes..................................   (4,138)   (10,846)    4,537
Income taxes (benefit)......................................   (1,655)    (4,340)    1,814
                                                              -------   --------   -------
Net income (loss)...........................................  $(2,483)  $ (6,506)  $ 2,723
                                                              =======   ========   =======
SELECTED BALANCE SHEET DATA AT END OF PERIOD:
Investment in portfolio companies (cost)....................  $12,620   $ 10,696   $ 5,206
Mark-to-market adjustment...................................   (8,123)    (3,936)    6,508
                                                              -------   --------   -------
Carrying value of portfolio companies.......................  $ 4,497   $  6,760   $11,714
                                                              =======   ========   =======

OVERVIEW

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in six private companies as of December 31, 2002, with an aggregate investment cost of $12.6 million and a carrying value of $4.5 million.

     In August 1999, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Palo Alto and Seattle.

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

     Despite the recent sharp reduction in values of technology companies, Irwin Ventures continues to see opportunities in emerging technologies applied to the financial services industry. Irwin Ventures believes this will continue as improvements in technology and entrepreneurial innovation continue to change the manner in which financial services are delivered to businesses and consumers. Over the last two to three years, we have determined that the pace of technological change (or the pace of adoption of new technologies by individuals and corporations) has been slower than anticipated. However, the relevance of technology as a great facilitator of change and innovation in financial services remains.

     Therefore, our strategic rationale for continuing to make venture capital investments has evolved. We believe that technology has the power to reduce the attractiveness of some banking niches while creating new ones. We are attempting to position Irwin Ventures to make multiple small investments across a variety of technology-based financial services niches in order to capitalize on the new market opportunities enabled by technology. We also believe this presents an opportunity to enhance our ability to identify and evaluate corporate development opportunities as our continued involvement in venture capital enables us to stay close to innovations that could affect the landscape of financial services in the future.

     During the year ended December 31, 2002, the venture capital line of business recorded a net loss of $2.5 million, compared to a net loss of $6.5 million in 2001, and net income of $2.7 million in 2000. The fluctuation in results in the venture capital line of business is primarily due to valuation adjustments to reflect the company's portfolio investments at market value.

PARENT AND OTHER

     Results at the parent company and other businesses totaled a net loss of $5.8 million for the year ended December 31, 2002, compared to a loss of $8.4 million during the same period in 2001 and $4.0 million in 2000. The components of these other results net of tax are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Parent company results......................................  $(7,533)  $(6,924)  $(4,295)
Home equity lending line of business compensation expense
  related to key employee retention initiatives.............    1,211    (1,948)       --
Other, net..................................................      558       506       266
                                                              -------   -------   -------
  Total Parent and Other net losses.........................  $(5,764)  $(8,366)  $(4,029)
                                                              =======   =======   =======

     Net losses at Parent and Other increased significantly in 2001 compared to 2000 primarily because of increased operating expenses at the parent. These expenses include interest expense associated with a portion of the trust preferred securities issued during 2001 relating to capital not yet allocated to our lines of business. Also included in the increased net losses is a pre-tax compensation charge of $3.2 million related to the estimated future cost of key employee retention initiatives at our home equity lending line of business. In 2002, $2.0 million of this expense was reversed as the valuation of this line of business declined. As mentioned above, included in the parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2002, we allocated $13.5 million of these expenses to our subsidiaries, compared to $9.2 million and $5.4 million during 2001 and 2000, respectively. Before 2000, we did not allocate these expenses to our subsidiaries. Included in 2000 was a $2.7 million compensation expense reflecting the increase in minority ownership interests at the home equity lending line of business. There are currently minority interests in our home equity lending, venture capital, and commercial finance lines of business.

     Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm's-length, external market basis and are eliminated in consolidation.

Inflation

     Since substantially all of our assets and liabilities are monetary in nature, such as cash, securities, loans and deposits, their values are less sensitive to the effects of inflation than to changes in interest rates. We attempt to control the impact of interest rate fluctuations by managing the relationship between interest rate sensitive assets and liabilities and by hedging certain interest sensitive assets with financial derivatives or forward commitments.

RISK MANAGEMENT

     We are engaged in businesses that involve the assumption of financial risks including:

     - Credit risk

     - Liquidity risk

     - Interest rate risk

     - Operational risk

     Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed.

     Our Chairman, President, Executive Vice President, Chief Financial Officer, Vice President Financial Risk Management, Vice President Operational Risk Management, and the President of Irwin Union Bank meet on a monthly basis (or more frequently as appropriate) as an Enterprise Risk Management Committee
(ERMC), reporting to the Board of Director's Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks, although these risks are typically managed at the line of business level. The ERMC provides independent review and enhancement of those lines of business' risk management processes and establishes independent oversight of our risk reporting, surveillance and model parameter changes.

     Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. In addition, the mortgage banking line of business assumes some credit risk although its mortgages typically are insured.

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business have the most potential to have a significant effect on our consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     The allowance for loan and lease losses is an estimate based on our judgement applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis that incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type. Loans are segregated by major product type, with an estimated loss ratio applied against each. The loss ratio is generally based upon the previous three years' loss experience for each loan type, adjusted for changes in the composition of the portfolio.

     The qualitative portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio. This assessment is performed via the evaluation of eight specific qualitative factors as outlined in regulatory guidance. We perform the quantitative and qualitative assessments on a quarterly basis. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. Qualitative reserves are allocated to individual loan categories in the following table.

     Net charge-offs for the year ended December 31, 2002 were $19.3 million, or 0.74% of average loans, compared to $10.5 million, or 0.69% of average loans during 2001. Net charge-offs in 2000 were $2.7 million or 0.28% of average loans. At December 31, 2002, the allowance for loan and lease losses was 1.81% of outstanding loans and leases, compared to 1.04% at year-end 2001, and 1.06% at year-end 2000. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality, as well as the new balance sheet retention of home equity loans. As mentioned earlier, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 as the line of business moved away from gain-on-sale accounting and recorded its loans on the balance sheet both before and after they have been securitized. Included in the 2002 and 2001 charge-offs were approximately $3.9 million and $2.3 million, respectively, of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses account. Instead, these charge-offs were previously taken through a lower of cost or market valuation allowance that was established in late 2001 as required under generally accepted accounting principles when we transferred approximately $38 million of home equity loans held for sale to the held for investment category at fair value. This valuation allowance account was depleted during the third quarter of this year. We now reserve for these same loans through our provision for loan and lease losses.

     Total nonperforming loans and leases at December 31, 2002, were $31.1 million, compared to $19.2 million at December 31, 2001, and $7.2 million at December 31, 2000. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2002 were 1.11%, compared to 0.90% at December 31, 2001, and 0.58% in 2000. The 2002 increase occurred primarily at the commercial banking line of business where nonperforming loans increased to $15.1 million at December 31, 2002, compared to $7.1 million at the end of 2001. The 2001 increase occurred primarily at our home equity lending line of business in connection with a change in the classification of nonperforming loans from the "loans held for sale" category to "loans held for investment" to reflect the change in management's intent regarding ultimate disposition of these assets. Prior to this reclassification in 2001, these loans were segregated from performing loans and carried at the lower of their cost or market value. Any impairment provision was recorded through the markdown of the loans to their market value.

     Other real estate we owned totaled $5.3 million at December 31, 2002, up from $4.4 million at December 31, 2001, which was up from $2.8 million at the same date in 2000. The increase in 2002 and 2001 was primarily attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at December 31, 2002 were $36.4 million, or 0.75% of total assets. Nonperforming assets at December 31, 2001, totaled $23.5 million, or 0.68% of total assets, compared to $10.1 million, or 0.42%, in 2000.

     The following table shows an analysis of our consolidated allowance for loan and lease losses:

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002         2001         2000        1999       1998
                                      ----------   ----------   ----------   --------   --------
                                                            (IN THOUSANDS)
Loans and leases outstanding at end
  of period, net of unearned
  income............................  $2,815,276   $2,137,822   $1,234,922   $733,424   $556,991
                                      ==========   ==========   ==========   ========   ========
Average loans and leases for the
  period, net of unearned income....  $2,620,428   $1,533,261   $  960,848   $642,435   $585,025
                                      ==========   ==========   ==========   ========   ========
ALLOWANCE FOR LOAN AND LEASE LOSSES:
Balance beginning of period.........  $   22,283   $   13,129   $    8,555   $  9,888   $  8,812
CHARGE-OFFS:
  Commercial, financial and
     agricultural loans.............       3,666        1,638        1,210        646        246
  Real estate mortgage loans........       7,130          600           --         --        232
  Consumer loans....................         800        1,489          818        813        761
  Lease financing:
     Domestic.......................       5,158        3,624          363        772      1,263
     Canadian.......................       1,476        2,402          777         --         --
                                      ----------   ----------   ----------   --------   --------
       Total charge-offs............      18,230        9,753        3,168      2,231      2,502
                                      ----------   ----------   ----------   --------   --------
RECOVERIES:
  Commercial, financial and
     agricultural loans.............         435          144           76         32         14
  Real estate mortgage loans........       1,002           --           --         --         --
  Consumer loans....................         252          193          221        307        362
  Lease financing:
     Domestic.......................         523          334           84        164        183
     Canadian.......................         658          877           85         --         --
                                      ----------   ----------   ----------   --------   --------
       Total recoveries.............       2,870        1,548          466        503        559
                                      ----------   ----------   ----------   --------   --------
Net charge-offs.....................     (15,360)      (8,205)      (2,702)    (1,728)    (1,943)
Acquisition of Onset Capital........          --           --        1,908         --         --
Reduction due to sale of loans......          --           (6)          --     (3,126)    (2,976)
Reduction due to reclassification of
  loans.............................          --           --          (16)      (922)        --
Foreign currency adjustment.........          17         (140)         (19)        --         --
Provision charged to expense........      43,996       17,505        5,403      4,443      5,995
                                      ----------   ----------   ----------   --------   --------
Balance end of period...............  $   50,936   $   22,283   $   13,129   $  8,555   $  9,888
                                      ==========   ==========   ==========   ========   ========
ALLOWANCE FOR LOAN AND LEASE LOSSES
  BY CATEGORY:
  Commercial, financial and
     agricultural loans.............  $   17,942   $   11,198   $    4,370   $  5,634   $  4,240
  Real estate mortgage loans........      23,150        2,872        2,462      1,194      3,299
  Consumer loans....................       2,067        2,309        2,226      1,270      1,747
  Lease financing:
     Domestic.......................       5,953        4,527        2,325        457        602
     Canadian.......................       1,824        1,377        1,746         --         --
                                      ----------   ----------   ----------   --------   --------
       Totals.......................  $   50,936   $   22,283   $   13,129   $  8,555   $  9,888
                                      ==========   ==========   ==========   ========   ========

                                                AT OR FOR THE YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------
                                         2002         2001         2000        1999       1998
                                      ----------   ----------   ----------   --------   --------
                                                            (IN THOUSANDS)
ALLOWANCE FOR LOAN AND LEASE LOSSES
  BY CATEGORY TO TOTAL:
  Commercial, financial and
     agricultural loans.............          35%          50%          33%        66%        43%
  Real estate mortgage loans........          45           13           19         14         33
  Consumer loans....................           4           11           17         15         18
  Lease financing:
     Domestic.......................          12           20           18          5          6
     Canadian.......................           4            6           13         --         --
                                      ----------   ----------   ----------   --------   --------
       Totals.......................         100%         100%         100%       100%       100%
                                      ==========   ==========   ==========   ========   ========
RATIOS:
Net charge-offs to average loans and
  leases(1).........................        0.74%        0.69%        0.28%      0.27%      0.33%
Allowance for loan losses to loans
  and leases outstanding............        1.81%        1.04%        1.06%      1.17%      1.78%

---------------

(1) Included in 2002 and 2001 charge-offs were $3.9 million and $2.3 million, respectively, of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses.

     The following table shows information about our nonperforming assets at the dates shown:

                                                                 DECEMBER 31,
                                                ----------------------------------------------
                                                 2002      2001      2000      1999     1998
                                                -------   -------   -------   ------   -------
                                                                (IN THOUSANDS)
ACCRUING LOANS PAST DUE 90 DAYS OR MORE:
Commercial, financial and agricultural
  loans.......................................  $    30   $ 1,146   $   324   $   58   $   252
Real estate mortgages.........................       --        --        --       --       291
Consumer loans................................      688       157       510       89        89
Lease financing:
  Domestic....................................      220     1,624       627       --        --
  Canadian....................................      143        68        --       --        --
                                                -------   -------   -------   ------   -------
                                                  1,081     2,995     1,461      147       632
                                                -------   -------   -------   ------   -------
NONACCRUAL LOANS AND LEASES:
Commercial, financial and agricultural
  loans.......................................   13,798     5,066       752      748     1,052
Real estate mortgages.........................   11,308     8,115     1,922    3,250     9,710
Consumer loans................................      454       708       918      273       174
Lease financing:
  Domestic....................................    3,415     1,180       960       88       426
  Canadian....................................    1,077     1,088     1,209       --        --
                                                -------   -------   -------   ------   -------
                                                 30,052    16,157     5,761    4,359    11,362
                                                -------   -------   -------   ------   -------
     Total nonperforming loans and leases.....   31,133    19,152     7,222    4,506    11,994
                                                -------   -------   -------   ------   -------
OTHER REAL ESTATE OWNED:
Other real estate owned.......................    5,272     4,388     2,833    3,752     3,506
                                                -------   -------   -------   ------   -------
     Total nonperforming assets...............  $36,405   $23,540   $10,055   $8,258   $15,500
                                                =======   =======   =======   ======   =======
Nonperforming loans and leases to total loans
  and leases..................................     1.11%     0.90%     0.58%    0.59%     2.15%
                                                =======   =======   =======   ======   =======
Nonperforming assets to total assets..........     0.75%     0.68%     0.42%    0.49%     0.80%
                                                =======   =======   =======   ======   =======

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $36.4 million of nonperforming assets at December 31, 2002, were concentrated at our lines of business as follows:

- Mortgage banking             $ 4.1
- Commercial banking            15.1
- Home equity lending           12.4
- Commercial finance             4.8

     For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for "accruing loans past due 90 days or more" or in the amounts shown for "nonaccrual loans and leases."

     Interest income of approximately $2.1 million would have been recorded during 2002 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2002 on nonaccrual and restructured loans was approximately $1.7 million.

     No loan concentrations existed of more than 10% of total loans to borrowers engaged in similar activities that would be similarly affected by economic or other conditions. Our credit exposure to loans to individuals and businesses in California represents less than 15% of our loan portfolio (from our home equity lending and commercial finance portfolios).

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

     Liquidity Risk. Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities or sales, and through equity capital.

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2002, the ratio of loans and loans held for sale to total deposits was 153.3%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($1.3 billion) and second mortgage loans financed through matched-term secured financing ($0.4 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. Excluding these two items, our loans to deposit ratio at December 31, 2002 was 89.9%.

     As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2002, the aggregate contractual obligations are:

                                                               PAYMENTS DUE BY PERIOD
                                              ---------------------------------------------------------
CONTRACTUAL OBLIGATIONS                         TOTAL      LESS THAN 1 YEAR   1-5 YEARS   AFTER 5 YEARS
-----------------------                       ----------   ----------------   ---------   -------------
                                                                   (IN THOUSANDS)
Deposits with contractual maturity..........  $  926,732      $  571,224      $340,280      $ 15,228
Other deposits..............................   1,767,612       1,767,612            --            --
Short-term borrowings.......................     993,124         992,448           676            --
Long-term debt..............................      30,070              70            --        30,000
Collateralized borrowing....................     391,425          98,831       188,887       103,707
Trust preferred securities..................     233,000              --            --       233,000
Operating leases............................      64,175          17,211        37,384         9,580
                                              ----------      ----------      --------      --------
  Total.....................................  $4,406,138      $3,447,396      $567,227      $391,515
                                              ==========      ==========      ========      ========

     The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, both mortgage banking and home equity lending fund a high percentage of their loan production via whole loan sales and/or asset securitization. It is, therefore, important to note that loan sales/securitizations that occur frequently in our first mortgage loan and home equity loan businesses have proven reliable (even in unstable market environments such as September 11th) and are an important element in our liquidity management.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. During 2002, the home equity line of business sold or securitized home equity loans at least once each quarter. In 2002, home equity loan originations totaled $1.1 billion and the sum of home equity loan sales and securitizations also totaled $1.1 billion.

     Beginning in 2002, home equity loan securitizations were retained on-balance sheet, moving away from gain-on-sale treatment. From a liquidity perspective, the securitizations in 2002 provided matched funding for the life of the loans making up the securitizations. Both the securitized assets and the funding from the securitizations are now reflected on the balance sheet and require no additional funding. The Collateralized borrowing figure in the table above includes $391 million related to this securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments. The table above reflects our current estimate of the principal collection on these loans.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits made into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remain for much longer. At December 31, 2002, these deposit types totaled $1.2 billion, which was an increase of $0.3 billion from December 31, 2001.

     Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of December 31, 2002, CDs issued directly to customers totaled $0.6 billion, which was an increase of $0.1 billion from December 31, 2001. Brokered CDs are typically considered to have higher liquidity risk than CDs issued directly to customers since they are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely.

The average remaining life of our brokered CD portfolio as of year end was 22 months. CDs issued through brokers totaled $0.3 billion at December 31, 2002, which was a $0.2 billion decrease from December 31, 2001.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax portion, we hold the payment in a non-interest bearing account until the payment is remitted to the current owner of the loan or the proper tax authority. At December 31, 2002, these balances totaled $0.6 billion, which was a $0.2 billion increase from December 31, 2001.

     Short-term borrowings consists of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2002, FHLBI borrowings outstanding totaled $0.5 billion, a $0.3 billion increase from December 31, 2001. We had sufficient collateral pledged to FHLBI at December 31, 2002 to borrow an additional $0.4 billion, if needed, and a total facility with FHLBI of $1.3 billion.

     In addition to borrowings from FHLBI, we use other lines of credit as needed. At December 31, 2002, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

     - Warehouse line of credit to fund home equity loans: $135 million outstanding on a $300 million borrowing facility

     - Warehouse borrowing facilities to fund first mortgage loans: $298 million outstanding out of $600 million borrowing facilities

     - Line of credit collateralized by mortgage servicing rights: $60 million outstanding on a $60 million borrowing facility

     - Uncollateralized lines with various correspondent banks, including fed fund lines: $30 million outstanding out of $165 million available

     Interest Rate Risk. Because all of our assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     Our commercial banking, home equity lending, and commercial finance lines of business assume interest rate risk in the pricing structure of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging.

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

     Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:

     - the type of risk we are trying to mitigate;

     - offsetting factors elsewhere in the Corporation;

     - the level of current capital above our target minimums;

     - time remaining in the quarter (i.e., days until quarter-end);

     - current level of derivative gain or loss relative to accounting and economic basis;

     - basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation; and

     - convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change.

     This strategy may, at times, result in variability in inter-quarter results that are not reflective of underlying trends for the Corporation.

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2002. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2002, although certain accounts such as "Official Checks and Due From" are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

     Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. It is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

     A categorization change occurred between December 31, 2001 and 2002 whereby all non-interest bearing escrow deposits related to our first mortgage business are now being classified under the category "Deposits" in the Economic Value table below. For December 31, 2001 information below, some of these deposits were excluded from the table since they are non-interest bearing. While escrow deposits remain non-interest bearing, we believe the reclassification is more consistent with our overall approach. The interest sensitivity of these deposits has been, and will continue to be, reported under the category "Mortgage Servicing Rights." For the December 31, 2002 Economic Value table, approximately $582.6 million of such escrow deposits are included under the category "Deposits." The change has no impact on the GAAP-Based Value table below.

                          ECONOMIC VALUE CHANGE METHOD

                                                  PRESENT VALUE AT DECEMBER 31, 2002,
                                                     CHANGE IN INTEREST RATES OF:
                                  -------------------------------------------------------------------
                                      -2%           -1%         CURRENT         +1%           +2%
                                  -----------   -----------   -----------   -----------   -----------
                                                            (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and other assets..........  $ 3,360,601   $ 3,325,485   $ 3,283,074   $ 3,241,047   $ 3,199,072
Loans held for sale.............    1,321,670     1,320,506     1,317,708     1,314,791     1,311,778
Mortgage servicing rights.......      111,634       128,849       174,935       268,837       346,272
Residual interests..............      128,798       142,630       157,514       173,142       188,179
Interest sensitive financial
  derivatives...................       58,988        38,986         9,163       (20,690)      (80,214)
                                  -----------   -----------   -----------   -----------   -----------
Total interest sensitive
  assets........................    4,981,691     4,956,456     4,942,394     4,977,127     4,965,087
                                  -----------   -----------   -----------   -----------   -----------
INTEREST SENSITIVE LIABILITIES
Deposits........................   (2,714,072)   (2,706,307)   (2,694,393)   (2,682,753)   (2,671,322)
Short-term borrowings...........   (1,120,546)   (1,120,451)   (1,119,693)   (1,118,940)   (1,118,190)
Long-term debt..................     (697,580)     (685,639)     (671,798)     (657,174)     (641,468)
                                  -----------   -----------   -----------   -----------   -----------
Total interest sensitive
  liabilities...................   (4,532,198)   (4,512,397)   (4,485,884)   (4,458,867)   (4,430,980)
                                  -----------   -----------   -----------   -----------   -----------
Net market value as of December
  31, 2002......................  $   449,493   $   444,059   $   456,510   $   518,260   $   534,107
                                  ===========   ===========   ===========   ===========   ===========
Change from current.............  $    (7,017)  $   (12,451)  $        --   $    61,750   $    77,597
                                  ===========   ===========   ===========   ===========   ===========
Net market value as of December
  31, 2001......................  $   363,161   $   371,850   $   431,775   $   490,274   $   528,499
                                  ===========   ===========   ===========   ===========   ===========
Potential change................  $   (68,614)  $   (59,925)  $        --   $    58,499   $    96,724
                                  ===========   ===========   ===========   ===========   ===========

                         GAAP-BASED VALUE CHANGE METHOD

                                                PRESENT VALUE AT DECEMBER 31, 2002,
                                                    CHANGE IN INTEREST RATES OF:
                                   --------------------------------------------------------------
                                      -2%          -1%        CURRENT        +1%          +2%
                                   ----------   ----------   ----------   ----------   ----------
                                                           (IN THOUSANDS)
INTEREST SENSITIVE ASSETS
Loans and other assets(1)........  $       --   $       --   $       --   $       --   $       --
Loans held for sale..............   1,314,849    1,314,849    1,314,849    1,311,932    1,308,919
Mortgage servicing rights........     115,825      133,041      174,935      257,642      298,128
Residual interests...............     128,798      142,630      157,514      173,142      188,179
Interest sensitive financial
  derivatives....................      58,988       38,986        9,163      (20,690)     (80,214)
                                   ----------   ----------   ----------   ----------   ----------
Total interest sensitive
  assets.........................   1,618,460    1,629,506    1,656,461    1,722,026    1,715,012
                                   ----------   ----------   ----------   ----------   ----------
INTEREST SENSITIVE LIABILITIES
Deposits(1)......................          --           --           --           --           --
Short-term borrowings(1).........          --           --           --           --           --
Long-term debt(1)................          --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Total interest sensitive
  liabilities(1).................          --           --           --           --           --
                                   ----------   ----------   ----------   ----------   ----------
Net market value as of December
  31, 2002.......................  $1,618,460   $1,629,506   $1,656,461   $1,722,027   $1,715,012
                                   ==========   ==========   ==========   ==========   ==========
Potential change.................  $  (38,001)  $  (26,955)  $       --   $   65,565   $   58,551
                                   ==========   ==========   ==========   ==========   ==========
Net market value as of December
  31, 2001.......................  $1,085,076   $1,101,062   $1,145,978   $1,149,916   $1,160,674
                                   ==========   ==========   ==========   ==========   ==========
Potential change.................  $  (60,902)  $  (44,915)  $       --   $    3,938   $   14,697
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

     Our Board of Directors has ultimate accountability for the level of operational risk assumed by us. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established a control environment that encourages a high degree of awareness and proactivity in alerting senior management and the Board to potential control issues on a timely basis.

     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new enterprise-wide operational risk oversight function reports to the Audit and Risk Management Committee of our Board of Directors and to our Executive Risk Management Committee, which is led by the Chairman of the Board of Directors.

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

     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended and the related regulations, referred to as the BHC act. We are subject to regulation, supervision and examination by the Federal Reserve and as part of this process we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.

     As a result of the movement of residuals from Irwin Union Bank and Trust to the Corporation in 2001 and 2002, our subsidiary, Irwin Union Bank and Trust, has certain restrictions on paying dividends to us. See Dividends Limitations in the Supervision and Regulation section of Part I.

Derivative Financial Instruments

     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are classified as other assets and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2002, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $2.2 billion and $0.6 billion at December 31, 2002 and 2001, respectively. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss of our forward contracts at December 31, 2002 was $26.2 million. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At December 31, 2002, we had a notional amount of rate lock commitments outstanding totaling $1.6 billion with a fair value of $36.3 million. Changes in fair value of these derivatives are recorded in earnings. Hedge ineffectiveness recorded in gain on sale of loans, net for the year ended December 31, 2002, relating to fair value hedges of mortgage loans held for sale was a loss of $2.5 million. Hedge ineffectiveness was not material for 2001.

     Certain of our fixed rate residual interests are funded with floating rate liabilities. To hedge such mismatches, we own three interest rate caps, which had a fair value of $0.5 million and a notional amount of $60.1 million at December 31, 2002. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the third interest rate cap as other income on the income statement. For the year ended December 31, 2002, we recorded an $85 thousand loss in other income and $172 thousand loss in accumulated other comprehensive income related to these derivative products.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. For the year ended December 31, 2002, we recorded gains of $125.6 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as other income. At

December 31, 2002, we held $8.0 billion in notional amount of Eurodollar contracts, with expirations ranging from the first quarter of 2003 to the first quarter of 2009. The indices underlying these Eurodollar futures contracts are the three-month LIBOR rates. We also held open swaption positions with a notional value totaling $2.0 billion at December 31, 2002, with a final maturity of January 2, 2003. These positions change during the quarter so period-end positions may or may not be indicative of our net risk exposure throughout the quarter.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $5.2 million and $3.6 million as of December 31, 2002. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the lease portfolio, and have an average remaining maturity of approximately six months.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $84.7 million in forward contracts outstanding as of December 31, 2002. For the year ended December 31, 2002, we recognized losses on these contracts of $0.9 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain was $0.5 million during the year ended December 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 65 through 69.

ITEM 8.  FINANCIAL STATEMENTS

Management Report on Responsibility for Financial Reporting

     The management of Irwin Financial Corporation and its subsidiaries has the responsibility of preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and are not misstated due to fraud or material error. The financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

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

     Our management has established and maintains a system of internal control that provides reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Assessments of the system of internal control are based on criteria for effective internal control over financial reporting described in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management continually monitors the system of internal control for compliance. Irwin Financial maintains a strong internal auditing program that independently assesses the effectiveness of the internal controls and recommends possible improvements. In addition, as part of its audit of our financial statements, PricewaterhouseCoopers completed an assessment of selected internal accounting controls to establish a basis for reliance on these controls in determining the nature, timing, and extent of audit-tests to be applied. Management has considered the internal auditor's and PricewaterhouseCoopers' recommendations concerning our system of internal control and has taken actions to respond appropriately to these recommendations that we believe are cost effective in the circumstances. Management believes that our system of internal control is adequate to accomplish the objectives discussed herein.

     Management also recognized its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is articulated in our Guiding Philosophy, a condensed version of which has been published in our annual report since 1995. Employees at all levels of the Corporation are trained in our Guiding Philosophy. This responsibility is also reflected in our Code of Conduct. The Code of Conduct addresses, among other things, the necessity of ensuring open communication within Irwin Financial; potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosures; and confidentiality of proprietary information. We maintain a systematic program to assess compliance with these policies.


           /s/William K. Miller          /s/ Gregory F. Ehlinger

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors
Irwin Financial Corporation
Columbus, Indiana

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

-s- PricewaterhouseCoopers LLP
Chicago, Illinois
January 24, 2003

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
                                                                    (IN THOUSANDS,
                                                                  EXCEPT FOR SHARES)
ASSETS:
Cash and cash equivalents...................................   $  157,771     $  158,223
Interest-bearing deposits with financial institutions.......       34,951         14,261
Trading assets -- Note 3....................................      157,514        199,071
Investment securities -- held-to-maturity (Market value:
$5,644 in 2002 and $6,206 in 2001) -- Note 4................        5,349          6,065
Investment securities -- available-for-sale -- Note 4.......       62,599         32,731
Loans held for sale.........................................    1,314,849        502,086
Loans and leases, net of unearned income -- Note 5..........    2,815,276      2,137,822
Less: Allowance for loan and lease losses -- Note 6.........      (50,936)       (22,283)
                                                               ----------     ----------
                                                                2,764,340      2,115,539
Servicing assets -- Note 7..................................      174,935        228,624
Accounts receivable.........................................       55,928         41,828
Accrued interest receivable.................................       15,263         13,121
Premises and equipment -- Note 8............................       32,398         34,988
Other assets................................................      108,825        100,065
                                                               ----------     ----------
       Total assets.........................................   $4,884,722     $3,446,602
                                                               ==========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY:
Deposits
  Noninterest-bearing.......................................   $  821,814     $  533,927
  Interest-bearing..........................................    1,170,660        889,448
  Certificates of deposit over $100,000.....................      701,870        885,587
                                                               ----------     ----------
                                                                2,694,344      2,308,962
Short-term borrowings -- Note 10............................      993,124        487,963
Long-term debt -- Note 11...................................       30,070         30,000
Collateralized borrowings -- Note 12........................      391,425              0
Company-obligated mandatorily redeemable preferred
  securities of subsidiary trusts -- Note 13................      233,000        198,500
Other liabilities...........................................      181,348        188,854
                                                               ----------     ----------
         Total liabilities..................................    4,523,311      3,214,279
                                                               ----------     ----------
Commitments and contingencies -- Note 14
  Minority interest.........................................          856            658
Shareholders' equity
  Preferred stock, no par value -- authorized 4,000,000
    shares; none issued as of December 31, 2002 and 96,336
    shares as of December 31, 2001..........................           --          1,386
  Common stock, no par value -- authorized 40,000,000
    shares; issued 29,612,080 shares and 23,402,080 shares
    as of December 31,2002 and December 31, 2001,
    respectively; including 1,840,623 and 2,096,947 shares
    in treasury as of December 31, 2002 and December 31,
    2001, respectively......................................      112,000         29,965
  Additional paid-in capital................................        3,606          4,426
  Deferred compensation.....................................         (240)          (449)
  Accumulated other comprehensive loss, net of deferred
    income tax benefit of $336 and $216 in 2002 and 2001,
    respectively............................................       (1,142)          (325)
  Retained earnings.........................................      287,662        241,725
                                                               ----------     ----------
                                                                  401,886        276,728
         Less treasury stock, at cost.......................      (41,331)       (45,063)
                                                               ----------     ----------
         Total shareholders' equity.........................      360,555        231,665
                                                               ----------     ----------
         Total liabilities and shareholders' equity.........   $4,884,722     $3,446,602
                                                               ==========     ==========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 2002          2001          2000
                                                              ----------     ---------     --------
                                                              (IN THOUSANDS, EXCEPT FOR PER SHARE)
INTEREST INCOME:
Loans and leases............................................  $ 218,350      $128,458      $93,258
Loans held for sale.........................................     55,336       102,383       71,141
Trading account.............................................     34,164        32,029       15,898
Investment securities:
  Taxable...................................................      3,262         4,908        4,116
  Tax-exempt................................................        226           247          250
Federal funds sold..........................................        104           257          143
                                                              ---------      --------      -------
        Total interest income...............................    311,442       268,282      184,806
                                                              ---------      --------      -------
INTEREST EXPENSE:
Deposits....................................................     54,361        73,340       52,820
Short-term borrowings.......................................     15,003        29,656       31,528
Long-term debt..............................................      8,631         2,320        3,430
Preferred securities distribution...........................     19,800        15,767        5,761
                                                              ---------      --------      -------
        Total interest expense..............................     97,795       121,083       93,539
                                                              ---------      --------      -------
Net interest income.........................................    213,647       147,199       91,267
Provision for loan and lease losses.........................     43,996        17,505        5,403
                                                              ---------      --------      -------
Net interest income after provision for loan and lease
  Losses....................................................    169,651       129,694       85,864
                                                              ---------      --------      -------
OTHER INCOME:
Loan servicing fees.........................................     73,505        67,362       58,641
Amortization and impairment of servicing assets.............   (208,561)      (50,134)     (39,553)
                                                              ---------      --------      -------
  Net loan administration income/(loss).....................   (135,056)       17,228       19,088
                                                              ---------      --------      -------
Loan origination fees.......................................     76,766        64,303       52,696
Gain from sales of loans....................................    183,258       207,370       76,553
Gain on sale of mortgage servicing assets...................     14,842         8,394       27,528
Trading (losses)/gains......................................    (26,032)      (38,420)      14,399
Derivative gains, net.......................................    125,476         5,959           --
Other.......................................................     18,179         6,409       21,379
                                                              ---------      --------      -------
                                                                257,433       271,243      211,643
                                                              ---------      --------      -------
OTHER EXPENSE:
Salaries....................................................    188,263       184,293      124,509
Pension and other employee benefits.........................     33,928        26,870       20,601
Office expense..............................................     18,225        14,698       12,420
Premises and equipment......................................     34,392        31,420       26,932
Marketing and development...................................     12,296        13,618       22,881
Professional Fees...........................................      9,611        10,371        7,027
Other.......................................................     44,138        45,467       23,606
                                                              ---------      --------      -------
                                                                340,853       326,737      237,976
                                                              ---------      --------      -------
Income before income taxes..................................     86,231        74,200       59,531
Provision for income taxes..................................     33,398        28,859       23,865
                                                              ---------      --------      -------
Income before cumulative effect of change in accounting
  principle.................................................     52,833        45,341       35,666
Cumulative effect of change in accounting principle, net of
  tax.......................................................        495           175           --
                                                              ---------      --------      -------
Net income..................................................  $  53,328      $ 45,516      $35,666
                                                              =========      ========      =======
Earnings per share before cumulative effect of change in
  accounting principle: Note 21
  Basic.....................................................  $    1.97      $   2.14      $  1.70
                                                              =========      ========      =======
  Diluted...................................................  $    1.87      $   1.99      $  1.67
                                                              =========      ========      =======
Earnings per share: Note 21
  Basic.....................................................  $    1.99      $   2.15      $  1.70
                                                              =========      ========      =======
  Diluted...................................................  $    1.89      $   2.00      $  1.67
                                                              =========      ========      =======
Dividends per share.........................................  $    0.27      $   0.26      $  0.24
                                                              =========      ========      =======

     The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
             FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

                                                       ACCUMULATED
                                                          OTHER
                                                      COMPREHENSIVE                  ADDITIONAL
                                           RETAINED      INCOME         DEFERRED      PAID IN      COMMON    PREFERRED   TREASURY
                                 TOTAL     EARNINGS      (LOSS)       COMPENSATION    CAPITAL      STOCK       STOCK      STOCK
                                --------   --------   -------------   ------------   ----------   --------   ---------   --------
                                                                  (IN THOUSANDS, EXCEPT SHARES)
Balance at January 1, 2000....  $159,296   $171,101      $   (70)           --         $4,250     $ 29,965    $   --     $(45,950)
                                ========   ========      =======         =====         ======     ========    ======     ========
  Net income..................    35,666     35,666
  Unrealized gain on
    investment securities net
    of $43 tax liability......        64                      64
  Foreign currency adjustment
    net of $43 tax benefit....       (66)                    (66)
  Minimum pension liability
    net of $257 tax benefit...      (387)                   (387)
                                --------
        Total comprehensive
          income..............    35,277
Deferred compensation.........      (503)                                 (503)
Cash dividends................    (5,038)    (5,038)
Tax benefit on stock option
  exercises...................       136                                                  136
Treasury stock:
  Purchase of 220,948
    shares....................    (3,414)                                                                                  (3,414)
  Sales of 142,132 shares.....     1,730                                                  (55)                              1,785
Issuance of 96,336 shares of
  preferred stock.............     1,386                                                                       1,386
                                --------   --------      -------         -----         ------     --------    ------     --------
Balance December 31, 2000.....  $188,870   $201,729      $  (459)        $(503)        $4,331     $ 29,965    $1,386     $(47,579)
                                ========   ========      =======         =====         ======     ========    ======     ========
  Net income..................    45,516     45,516
  Unrealized gain on
    investment securities net
    of $53 tax liability......        80                      80
  Foreign currency adjustment
    net of $221 tax benefit...      (333)                   (333)
  Minimum pension liability
    net of $257 tax
    liability.................       387                     387
                                --------
        Total comprehensive
          income..............    45,650
Deferred compensation.........        54                                    54
Cash dividends................    (5,520)    (5,520)
Tax benefit on stock option
  exercises...................     2,451                                                2,451
Treasury stock:
  Purchase of 136,089
    shares....................    (3,223)                                                                                  (3,223)
  Sales of 415,261 shares.....     3,383                                               (2,356)                              5,739
                                --------   --------      -------         -----         ------     --------    ------     --------
Balance December 31, 2001.....  $231,665   $241,725      $  (325)        $(449)        $4,426     $ 29,965    $1,386     $(45,063)
                                ========   ========      =======         =====         ======     ========    ======     ========
  Net income..................    53,328     53,328
  Unrealized loss on
    derivatives net of $115
    tax benefit...............      (172)                   (172)
  Unrealized loss on
    investment securities net
    of $49 tax benefit........       (73)                    (73)
  Foreign currency adjustment
    net of $45 tax
    liability.................        67                      67
  Minimum SERP liability......      (639)                   (639)
                                --------
        Total comprehensive
          Income..............    52,511
Other adjustments.............       287         78                        209
Cash dividends................    (7,469)    (7,469)
Sales of 6,210,000 shares of
  common stock................    82,035                                                            82,035
Conversion of preferred stock
  to 120,441 shares common....        --                                                                      (1,386)       1,386
Tax benefit on stock option
  Exercises...................       516                                                  516
Treasury stock:
  Purchase of 58,635 shares...    (1,176)                                                                                  (1,176)
  Sales of 194,518 shares.....     2,186                                               (1,336)                              3,522
                                --------   --------      -------         -----         ------     --------    ------     --------
Balance December 31, 2002.....  $360,555   $287,662      $(1,142)        $(240)        $3,606     $112,000    $   --     $(41,331)
                                ========   ========      =======         =====         ======     ========    ======     ========

   The accompanying notes are an integral part of the consolidated financial statements.

                  IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                              -----------------------------------------
                                                                  2002           2001          2000
                                                              ------------   ------------   -----------
                                                                           (IN THOUSANDS)
NET INCOME..................................................  $     53,328   $     45,516   $    35,666
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED (USED)
  BY OPERATING ACTIVITIES:
Depreciation, amortization, and accretion, net..............        11,451          9,097         9,114
Amortization and impairment of servicing assets.............       208,561         50,134        39,050
Provision for loan and lease losses.........................        43,996         17,505         5,403
Deferred income tax.........................................       (52,507)        26,245        21,702
Gain on sale of mortgage servicing assets...................       (14,842)        (8,394)      (27,528)
Gain from sale of loans.....................................      (183,258)      (207,273)      (76,050)
Originated and purchased mortgage servicing assets..........      (180,627)      (151,821)      (57,165)
Originations of loans held for sale.........................   (12,226,408)   (10,375,401)   (5,317,528)
Proceeds from sale of mortgage servicing assets.............        40,597         11,979        53,142
Proceeds from the sale of loans held for sale...............    11,595,401     10,331,270     5,323,784
Net decrease (increase) in trading assets...................        41,557        (61,763)      (95,896)
(Increase) decrease in accounts receivable..................       (14,100)        27,228       (49,415)
Other, net..................................................        29,994         14,092        23,639
                                                              ------------   ------------   -----------
  Net cash used by operating activities.....................      (646,857)      (271,586)     (112,082)
                                                              ------------   ------------   -----------
LENDING AND INVESTING ACTIVITIES:
Proceeds from maturities/calls of investment securities:
  Held-to-maturity..........................................           716          4,114         1,286
  Available-for-sale........................................         5,665          2,441            26
Purchase of investment securities:
  Held-to-maturity..........................................            --           (437)         (781)
  Available-for-sale........................................       (35,660)        (7,692)           --
Net increase (decrease) in interest-bearing deposits with
  financial institutions....................................       (20,690)        22,153        (9,615)
Net increase in loans, excluding sales......................      (718,319)      (733,698)     (534,845)
Sales of loans..............................................        27,024        149,957        31,521
Acquisition of Onset Capital Corporation, net of cash
  acquired..................................................            --             --          (837)
Other, net..................................................        (4,931)       (10,760)      (11,922)
                                                              ------------   ------------   -----------
  Net cash used by lending and investing activities.........      (746,195)      (573,922)     (525,167)
                                                              ------------   ------------   -----------
FINANCING ACTIVITIES:
Net increase in deposits....................................       385,382        865,688       573,012
Net increase in short-term borrowings.......................       505,161         12,461         2,399
Proceeds from issuance (repayments) of long-term debt.......            70             --          (176)
Net proceeds from issuance of collateralized borrowings.....       391,425             --            --
Proceeds from issuance of trust preferred securities........        34,500         45,000       103,500
Proceeds from sale of stock for equity offering.............        82,035             --            --
Proceeds from issuance of preferred stock...................            --             --         1,386
Purchase of treasury stock for employee benefit plans.......        (1,176)        (3,223)       (3,414)
Proceeds from sale of stock for employee benefit plans......         2,702          5,834         1,866
Dividends paid..............................................        (7,469)        (5,520)       (5,038)
                                                              ------------   ------------   -----------
  Net cash provided by financing activities.................     1,392,630        920,240       673,535
                                                              ------------   ------------   -----------
Effect of exchange rate changes on cash.....................           (30)            (2)           (8)
                                                              ------------   ------------   -----------
Net (decrease) increase in cash and cash equivalents........          (452)        74,730        36,278
Cash and cash equivalents at beginning of period............       158,223         83,493        47,215
                                                              ------------   ------------   -----------
Cash and cash equivalents at end of period..................  $    157,771   $    158,223   $    83,493
                                                              ============   ============   ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period:
  Interest..................................................  $    104,461   $    123,058   $    81,989
                                                              ============   ============   ===========
  Income taxes..............................................  $     49,185   $      7,357   $    13,864
                                                              ============   ============   ===========
Non-cash Transactions:
  Conversion of preferred stock to common stock.............  $      1,386   $         --   $        --
                                                              ============   ============   ===========
  Mortgage loans held for sale transferred to loans and
    leases..................................................  $         --   $    327,700   $        --
                                                              ============   ============   ===========

   The accompanying notes are an integral part of the consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at rates prevailing on the balance sheet date; income and expenses are translated at average rates of exchange for the year. Unrealized foreign currency translation gains and losses are recorded in accumulated other comprehensive income in shareholders' equity.

     Securities: Those securities that we have the positive intent and ability to hold until maturity are classified as "held-to-maturity" and are stated at cost adjusted for amortization of premium and accretion of discount (adjusted cost). Securities that might be sold prior to maturity are classified as "available-for-sale" and are stated at fair value. Unrealized gains and losses on available for sale investments, net of the future tax impact, are reported as a separate component of shareholders' equity until realized. Investment gains and losses are based on the adjusted cost of the specific security determined on a specific identification basis.

     Trading Assets: Trading assets are stated at fair value. Unrealized gains and losses are included in earnings. Included in trading assets are residual interests. In the past, when we sold receivables in securitizations of home equity loans and lines of credit, we retained residual interests, a servicing asset, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions -- prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved -- that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as trading gains or losses.

     Loans Held For Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Cost basis includes deferred origination fees and costs. Loans held for sale that qualify for hedge accounting are carried at fair value. Fair value is determined based on the contract price at which the mortgage loans will be sold.

     Loans: Loans are carried at cost. Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

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

     Servicing Assets: When we securitize or sell loans, we generally retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use the market prices under comparable servicing sale contracts, when available, or alternatively use valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans in proportion to estimated net servicing income.

     In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. These segments of the portfolio are valued, using market prices under comparable servicing sale contracts, when available, or alternatively, using the same model as was used to originally determine the fair value at origination, using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in valuation allowance levels. We also test actual cash collection to projected cash collections and adjust our models as appropriate. In addition, we periodically have independent valuations performed on the portfolio.

     Derivative Instruments: All derivative instruments have been recorded at fair value and are classified as other assets in the consolidated balance sheet. The adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001 resulted in a cumulative change in accounting principle, increasing net income by $175 thousand in 2001.

     Derivative instruments that are used in our risk management strategy may qualify for hedge accounting if the derivatives are designated as cash flow or fair value hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS No. 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS No. 133) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income only until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings.

     We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are classified as other assets and marked to market in the income statement. While we do not seek GAAP hedge accounting treatment for these instruments, their economic purpose is to manage the risk of existing exposures to either interest rate risk or foreign currency risk.

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

     Other Assets: Included in other assets at December 31, 2002 and 2001 are $5.3 million and $4.4 million of real estate properties acquired as a result of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the related loan or fair value of the property less estimated costs to sell.

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

     Stock-Based Employee Compensation: At December 31, 2002, we have two stock-based employee compensation plans, which are described more fully in Note
18. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, SEC or other relevant authority regarding the standardization of valuation methods, should such guidance be forthcoming. In the absence of a uniform valuation method for public companies, we will continue to disclose the impact of expensing stock options, using our valuation method, in this footnote. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation:

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Net income as reported......................................  $53,328   $45,516   $35,666
Deduct: Total stock-based employee compensation expense
  determined under fair value based method for all awards,
  net of related tax effects................................   (2,639)   (1,887)   (1,301)
                                                              -------   -------   -------
Proforma net income.........................................  $50,689   $43,629   $34,365
                                                              =======   =======   =======
Basic earnings per share
  As reported...............................................  $  1.99   $  2.15   $  1.70
  Pro forma.................................................  $  1.89   $  2.06   $  1.64
Diluted earnings per share
  As reported...............................................  $  1.89   $  2.00   $  1.67
  Pro forma.................................................  $  1.80   $  1.92   $  1.59

     In determining compensation expense above, the fair value of each option was estimated to be $6.99, $11.43, and $9.32 on the date of the grant using the binomial option-pricing model with the following assumptions for 2002, 2001, and 2000, respectively: risk free interest rates of 4.54%, 5.26%, and 6.13%; dividend yield of 1.00% for 2002, 2001 and 2000; volatility of 40% for 2002, 2001 and 2000; and a weighted average expected life of seven years in 2002 and ten years in 2001 and 2000.

     Recent Accounting Developments: In June 2001 the FASB approved SFAS No. 142, "Goodwill and Other Intangible Assets." Under the provisions of SFAS No. 142, goodwill is no longer amortized against earnings. Instead, goodwill and intangible assets deemed to have an indefinite life are reviewed for impairment at least annually. The amortization period of intangible assets with finite lives is no longer limited to forty years. This standard became effective January 1, 2002. We discontinued the amortization of goodwill with a net carrying value of $1.8 million on the date of adoption and annual amortization of $0.2 million that resulted from business combinations prior to the adoption of SFAS No. 141. In addition, as required by the standard, we wrote off, as a cumulative effect of a change in accounting principle, unamortized negative goodwill totaling $0.5 million net of tax at the date of adoption arising from a prior business combination at our commercial finance line of business.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" and SFAS No. 147, "Acquisition of Certain Financial Institutions." These Statements rescind the Statements concerning gains and losses from extinguishment of debt and accounting for intangible assets of motor carriers. They also amend the rules for sale-leaseback accounting, require the acquisitions of financial institutions to be accounted for in accordance with business combinations and goodwill and other intangible assets, and make various technical corrections to existing pronouncements. These Statements had no material impact on our earnings or financial position.

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

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures about certain guarantees that are issued. A guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. They are also required to disclose (a) the nature of the guarantee, including the approximate term, how it arose, and the events that would require performance under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable recovery of any amounts paid under the guarantee. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirement became effective on December 15, 2002.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of expected losses, receives a majority of expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in the entity. They are required to disclose the (a) nature, purpose, size, and activities of the variable interest entity, (b) the carrying amount and classification of assets that are collateral, and (c) any lack of recourse by creditors to the primary beneficiary. If a primary interest is not held, but a significant variable interest is held, disclosure requirements include (1) the nature, purpose, size and activities of the variable interest entity, (2) exposure to loss, (3) the date and nature of involvement with the entity. This interpretation applies immediately to variable interests created or obtained after January 31, 2003 for interim periods beginning after June 15, 2003. Management does not believe the implementation of Interpretation No. 46 will have a material effect on our earnings or financial position.

     Reclassifications: Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the 2002 presentation. These changes had no impact on previously reported net income or shareholders' equity.

NOTE 2 -- RESTRICTIONS ON CASH AND INTEREST-BEARING DEPOSITS WITH FINANCIAL INSTITUTIONS

     Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain reserve balances with the Federal Reserve Bank. The total reserve balance at December 31, 2002 was $19.2 million. Additionally, we are required to maintain reserve funds in connection with our loan securitization activities. Included in accounts receivable at December 31, 2002 is $0.2 million of these reserve funds.

NOTE 3 -- SALES OF RECEIVABLES

     Under our past securitization program, home equity loans were sold to limited purpose, bankruptcy-remote fully owned subsidiaries. In turn, these subsidiaries established separate trusts to which they transferred the home equity loans in exchange for the proceeds from the sale of asset-backed securities issued by the trust. The trusts' activities are generally limited to acquiring the home equity loans, issuing asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust's activities, they are classified as qualified special purpose entities (QSPEs) under SFAS No. 140. "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, assets and liabilities of the QSPEs are not consolidated in our Financial Statements.

     We agree to service the loans transferred to the QSPEs for a fee and may earn other related operating income. We also retain the residual interests in the QSPEs and these interests are reported as trading assets in our balance sheets.

     During 2002 and 2001, we sold home equity loans and lines of credit in securitization transactions resulting in the creation of residual interests. Residual interests totaling $157.1 million and $199.1 million, respectively, are included in trading assets at December 31, 2002 and 2001, respectively. We receive annual servicing fees of approximately 0.5% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investor's interests. The value of the residual interests are subject to prepayment, credit, and interest rate risks in the transferred financial assets.

     We recognized pretax gains of $2.5 million, $91.4 million, and $47.0 million on the securitization of home equity loans and lines of credit at our home equity line of business during 2002, 2001, and 2000, respectively.

     In accounting for the residual assets, we analyze interests on a tranche by tranche basis and perform analysis at the loan level. Key economic assumptions used in measuring the fair value of residual interests at the date of securitization resulting from the one securitization completed during the year 2002 were as follows:

Prepayment speed (annual rate)................  22.00%
Weighted-average remaining life (in years)....   2.83
Expected credit losses (annual rate)..........   1.14%
Residual cash flows discounted at.............  18.00
Interest rates on adjustable notes............  LIBOR plus contractual spread ranging from 22 to 200 basis points

     At December 31, 2002, key economic assumptions and the sensitivity of the current fair value of all residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions are as follows:

                                                               HOME EQUITY LOANS AND LINES OF CREDIT
                                                               -------------------------------------
                                                                         ($ IN THOUSANDS)
Balance Sheet Carrying Value of residual interests -- Fair
  Value.....................................................                 $157,065
Weighted-average life (in years)............................                     1.91
Prepayment Speed Assumptions (annual rate)..................                    32.37%
Impact on fair value of 10% adverse change (35.61%).........                 $ (1,823)
Impact on fair value of 25% adverse change (40.46%).........                   (4,189)
Expected Credit Losses (annual rate)........................                     3.57%
Impact on fair value of 10% adverse change (3.93%)..........                 $ (6,200)
Impact on fair value of 25% adverse change (4.46%)..........                  (14,658)
Residual cash flows discount rate (annual)..................                    18.69%
Impact on fair value of 10% adverse change (20.56%).........                 $ (4,450)
Impact on fair value of 25% adverse change (23.36%).........                  (10,701)

     These sensitivities are hypothetical and should be used with caution. Changes in fair value based on a 10 percent and 25 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments and increased credit losses), which might magnify or counteract the sensitivities.

     Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is calculated based on all securitizations occurring in that year accounted for using gain-on-sale methodology.

     Actual and projected credit losses (%) as of:

                                          HOME EQUITY LOANS AND LINES OF CREDIT SECURITIZED IN
                                   ------------------------------------------------------------------
                                     1997       1998       1999        2000         2001       2002
                                   --------   --------   --------   ----------   ----------   -------
DECEMBER 31, 2002                                        (DOLLARS IN THOUSANDS)
Actual to date...................      1.23%      1.45%      3.49%        4.61%        2.05%     1.26%
Projected future cumulative......      0.01       0.35       0.89         2.57         4.87      5.72
                                   --------   --------   --------   ----------   ----------   -------
Total losses.....................      1.24       1.80       4.38         7.18         6.92      6.98
Original balance securitized.....  $229,994   $160,470   $433,606   $1,128,398   $1,042,462   $31,708

     The table below summarizes the cash flows received from (paid to) securitization trusts during the year ended December 31, 2002 where gain on sale accounting has been applied:

                                                              (IN THOUSANDS)
Proceeds from new securitizations...........................     $ 31,708
Servicing fees received.....................................       14,479
Cash flows received on residual interests*..................       53,626
Cash received upon release from reserve accounts............          271
Purchases of delinquent or foreclosed assets................          (75)
Servicing advances..........................................      (13,458)
Reimbursements of servicing advances........................       15,234
Prepayment interest shortfalls paid out as compensating
  interest..................................................       (2,664)

---------------

* Cash flows received on residual interests are net of $4.8 million used to over-collateralize the trusts. During 2002, $48 thousand was paid to over-collateralize the trusts at the time of securitization.

     Historical loss and delinquency amounts for the managed portfolio:

                                                                                DELINQUENT PRINCIPAL OVER
                                                   TOTAL PRINCIPAL AMOUNT OF     30 DAYS** FOR THE YEAR
                                                   LOANS AT DECEMBER 31, 2002    ENDED DECEMBER 31, 2002
                                                   --------------------------   -------------------------
                                                                   (DOLLARS IN THOUSANDS)
Managed loans comprised of:
Loans held for investment........................          $  631,358                   $ 21,282
Loans held for sale..............................              75,541                         --
Loans securitized, servicing and residual
  retained*......................................           1,123,440                     88,666
                                                           ----------                   --------
Total managed portfolio..........................          $1,830,339                   $109,948
                                                           ==========                   ========

---------------

 * Represents the principal amount of the loan. Residual interests held for securitized assets are excluded from this table because they are recognized separately.

** Includes bankruptcies, foreclosures and other real estate owned.

     Actual credit losses, net of recoveries, on the managed portfolio during the year ended December 31, 2002 were $57.9 million. Of this amount, $10.1 million related to loans held for investment while $47.8 million related to sold, securitized loans.

NOTE 4 -- INVESTMENT SECURITIES

     The amortized cost, fair value, and carrying value of investments held at December 31, 2002 are as follows:

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                   COST        GAINS        LOSSES      VALUE     VALUE
                                                 ---------   ----------   ----------   -------   --------
                                                                      (IN THOUSANDS)
Held-to-Maturity:
Obligations of states and political
  subdivisions.................................   $ 4,210       $299         $ --      $ 4,509   $ 4,210
Mortgage-backed securities.....................     1,006         --           (4)       1,002     1,006
Other..........................................       133         --           --          133       133
                                                  -------       ----         ----      -------   -------
  Total held-to-maturity.......................     5,349        299           (4)       5,644     5,349
                                                  -------       ----         ----      -------   -------
Available-for-Sale:
U.S. Treasury and Government Obligations.......    60,868         --           --       60,868    60,868
Mortgage-backed securities.....................       722         10           --          732       732
Other..........................................     1,007         --           (8)         999       999
                                                  -------       ----         ----      -------   -------
  Total available-for-sale.....................    62,597         10           (8)      62,599    62,599
                                                  -------       ----         ----      -------   -------
  Total investments............................   $67,946       $309         $(12)     $68,243   $67,948
                                                  =======       ====         ====      =======   =======

     The amortized cost, fair value, and carrying value of investments held at December 31, 2001 are as follows:

                                                               GROSS        GROSS
                                                 AMORTIZED   UNREALIZED   UNREALIZED    FAIR     CARRYING
                                                   COST        GAINS        LOSSES      VALUE     VALUE
                                                 ---------   ----------   ----------   -------   --------
                                                                      (IN THOUSANDS)
Held-to-Maturity:
Obligations of states and political
  subdivisions.................................   $ 4,425       $113         $ --      $ 4,538   $ 4,425
Mortgage-backed securities.....................     1,507         28           --        1,535     1,507
Other..........................................       133         --           --          133       133
                                                  -------       ----         ----      -------   -------
  Total held-to-maturity.......................     6,065        141           --        6,206     6,065
                                                  -------       ----         ----      -------   -------
Available-for-Sale:
U.S. Treasury and Government Obligations.......    29,251         78           --       29,329    29,329
Mortgage-backed securities.....................     2,671         46           --        2,717     2,717
Other..........................................       685         --           --          685       685
                                                  -------       ----         ----      -------   -------
  Total available-for-sale.....................    32,607        124           --       32,731    32,731
                                                  -------       ----         ----      -------   -------
  Total investments............................   $38,672       $265         $ --      $38,937   $38,796
                                                  =======       ====         ====      =======   =======

     The amortized cost and estimated value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                              AMORTIZED    FAIR
                                                                COST       VALUE
                                                              ---------   -------
                                                                (IN THOUSANDS)
Held-to-Maturity:
  Due in one year or less...................................   $   468    $   468
  Due after one year through five years.....................       890        941
  Due after five years through ten years....................     1,305      1,426
  Due after ten years.......................................     1,680      1,807
                                                               -------    -------
                                                                 4,343      4,642
Mortgage-backed securities..................................     1,006      1,002
                                                               -------    -------
                                                               $ 5,349    $ 5,644
                                                               -------    -------
Available-for-Sale:
  Due in one year or less...................................   $15,999    $15,991
  Due after ten years.......................................    45,876     45,876
                                                               -------    -------
                                                                61,875     61,867
Mortgage-backed securities..................................       722        732
                                                               -------    -------
                                                                62,597     62,599
                                                               -------    -------
  Total investments.........................................   $67,946    $68,243
                                                               =======    =======

     Investment securities amounting to $1.2 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2002. During 2002 there were no sales or calls on investments. In 2001 and 2000 there were no sales of "available for sale" investments. Additionally in 2001 and 2000, "held-to-maturity" investments totaling $0.3 million and $2.9 million, respectively, were called resulting in immaterial losses.

NOTE 5 -- LOANS AND LEASES

     Loans and leases are summarized as follows:

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Commercial, financial and agricultural......................  $1,347,962   $1,055,307
Real estate-construction....................................     314,851      287,228
Real estate-mortgage........................................     777,865      490,186
Consumer....................................................      27,857       38,489
Direct financing leases
     Domestic...............................................     291,711      232,527
     Foreign................................................     133,784       91,816
Unearned income
     Domestic...............................................     (59,287)     (44,183)
     Foreign................................................     (19,467)     (13,548)
                                                              ----------   ----------
  Total.....................................................  $2,815,276   $2,137,822
                                                              ==========   ==========

     At December 31, 2002, we pledged mortgage loans held for investment with a carrying value of $0.4 billion as collateral for debt securities to bondholders (Note 12).

     Commercial loans are extended primarily to local regional businesses in the market areas of Irwin Union Bank. We also provide consumer loans to the customers in those markets. Real estate loans and direct financing leases are extended throughout the United States and Canada.

     Our commercial banking line of business makes loans to our directors and officers and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. Such loans amounted to $289 thousand and $145 thousand at December 31, 2002 and 2001, respectively. During 2002, $608 thousand of new loans were made and repayments totaled $465 thousand.

NOTE 6 -- ALLOWANCE FOR LOAN AND LEASE LOSSES

     Changes in the allowance for loan and lease losses are summarized below:

                                                                 DECEMBER 31,
                                                         ----------------------------
                                                           2002      2001      2000
                                                         --------   -------   -------
                                                                (IN THOUSANDS)
Balance at beginning of year...........................  $ 22,283   $13,129   $ 8,555
Acquisition of Onset Capital...........................        --        --     1,908
Provision for loan and lease losses....................    43,996    17,505     5,403
Reduction due to sale of loans and leases..............        --        (6)       --
Reduction due to reclassification of loans.............        --        --       (16)
Foreign currency adjustment............................        17      (140)      (19)
Recoveries.............................................     2,870     1,548       466
Charge-offs............................................   (18,230)   (9,753)   (3,168)
                                                         --------   -------   -------
Balance at end of year.................................  $ 50,936   $22,283   $13,129
                                                         ========   =======   =======

     At December 31, 2002, the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $14.1 million with no related allowance and $36.4 million with

$7.0 million of related allowance. At December 31, 2001 the recorded investment in loans for which impairment has been recognized in accordance with SFAS Nos. 114 and 118 was $33.1 million with $4.2 million of related allowance and none with no related allowance.

     For the year ended December 31, 2002, the average balance of impaired loans was $42.4 million, for which $0.5 million of interest was recorded. For the years ended December 31, 2001 and 2000, respectively, $2.3 million and $521 thousand of interest income was recorded on average balances of $16.6 million and $3.5 million.

NOTE 7 -- SERVICING ASSETS

     Included on the consolidated balance sheet at December 31, 2002 and 2001 are $174.9 million and $228.6 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of loans serviced by us for investors.

MORTGAGE SERVICING ASSET:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                2002         2001
                                                              ---------    --------
                                                                 (IN THOUSANDS)
Beginning balance...........................................  $ 228,624    $130,522
Additions...................................................    180,627     151,821
Amortization................................................    (62,191)    (50,843)
Impairment..................................................   (146,370)        709
Reduction for servicing sales...............................    (25,755)     (3,585)
                                                              ---------    --------
                                                              $ 174,935    $228,624
                                                              =========    ========

     We have established a valuation allowance to record servicing assets at their fair value. Changes in the allowance are summarized below:

                                                                       DECEMBER 31,
                                                              -------------------------------
                                                                2002        2001       2000
                                                              --------    --------    -------
                                                                      (IN THOUSANDS)
Balance at beginning of year................................  $ 13,495    $ 14,204    $   401
Provision for impairment....................................   146,370      11,321     13,803
Permanent impairment*.......................................        --     (12,030)        --
                                                              --------    --------    -------
Balance at end of year......................................  $159,865    $ 13,495    $14,204
                                                              ========    ========    =======

---------------

* Permanent impairment was recorded in conjunction with a portfolio restratification change made when we updated predominant risk characteristics inherent in the portfolio of servicing rights.

     At December 31 2002, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows ($ in thousands):

Carrying amount of mortgage servicing rights................   174,935
Constant prepayment speed...................................     16.78%
Impact on fair value of 10% adverse change(18.46)%..........    (8,962)
Impact on fair value of 20% adverse change(20.14)%..........   (16,660)
Discount Rate...............................................      9.98%
Impact on fair value of 10% adverse change(10.98)%..........    (3,046)
Impact on fair value of 20% adverse change(11.98)%..........    (5,959)

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

     Included in the servicing assets are $146.4 million and $211.2 million of servicing assets related to our mortgage banking line of business at December 31, 2002 and 2001, respectively. The servicing assets at our mortgage banking line of business in the aggregate had a fair value of $150.8 million and $239.7 million at December 31, 2002 and 2001, respectively.

     At the mortgage banking line of business, the servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $15.5 billion and $11.6 billion at December 31, 2002 and 2001, respectively. We sold servicing assets with a notional amount of underlying loans totaling $2.9 billion and $2.3 billion in 2002 and 2001, respectively. Key economic assumptions used in measuring the carrying value of mortgage servicing rights at the mortgage banking line of business at December 31, 2002 were as follows:

Weighted average prepayment rate (annual rate)..............   14.64%
Weighted average discount rate..............................     9.6%
Weighted average remaining life (in years)..................     3.0

NOTE 8 -- PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:

                                                                       DECEMBER 31,
                                                            ----------------------------------
                                                                                      USEFUL
                                                              2002        2001        LIVES
                                                            --------    --------    ----------
                                                                      (IN THOUSANDS)
Land......................................................  $  2,293    $  2,263           n/a
Building and leasehold improvements.......................    20,115      19,742    7-40 years
Furniture and equipment...................................    52,003      49,001    3-10 years
                                                            --------    --------
                                                              74,411      71,006
Less accumulated depreciation.............................   (42,013)    (36,018)
                                                            --------    --------
          Total...........................................  $ 32,398    $ 34,988
                                                            ========    ========

     Amounts charged to non-interest expense for depreciation amounted to $7.5 million, $5.2 million, and $5.9 million in 2002, 2001, and 2000, respectively.

NOTE 9 -- LEASE OBLIGATIONS

     At December 31, 2002, we leased certain branch locations and office equipment used in our operations.

     Operating lease rental expense was $21.6 million in 2002, $19.8 million in 2001, and $17.8 million in 2000.

     The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

                                                              (IN THOUSANDS)
Year ended December 31:
  2003......................................................     $17,211
  2004......................................................      13,859
  2005......................................................      10,796
  2006......................................................       8,337
  2007......................................................       4,392
  Thereafter................................................       9,580
                                                                 -------
          Total minimum rental payments.....................     $64,175
                                                                 =======

NOTE 10 -- SHORT-TERM BORROWINGS

     Short-term borrowings are summarized as follows:

                                                                  DECEMBER 31,
                                                              --------------------
                                                                2002        2001
                                                              --------    --------
                                                                 (IN THOUSANDS)
Drafts payable related to mortgage loan closings............  $200,701    $154,157
Commercial paper............................................    14,121      11,123
Federal Home Loan Bank borrowings...........................   527,000     212,000
Federal funds...............................................    30,000      35,200
Lines of credit and other borrowings........................   221,302      75,483
                                                              --------    --------
                                                              $993,124    $487,963
                                                              ========    ========
Weighted average interest rate..............................      2.30%       4.64%

     Drafts payable related to mortgage loan closings are related to mortgage closings at the end of December which have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     The majority of our commercial paper is payable to a company controlled by a significant shareholder and director of the Corporation.

     Federal Home Loan Bank borrowings are collateralized by $1.7 billion in loans and loans held for sale.

     We also have lines of credit available of $1.2 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with variable rates ranging from 1.94% to 2.62% at December 31, 2002.

NOTE 11 -- LONG-TERM DEBT

     At December 31, 2002 and 2001 we had $30 million of subordinated debt on our balance sheet with an interest rate of 7.58% and a maturity date of July 2014. In addition, at December 31, 2002 there was a mortgage note outstanding for $70 thousand with an interest rate of 8.50% and a maturity date of April, 2008.

NOTE 12 -- COLLATERALIZED BORROWINGS

     In the normal course of business, we have originated and purchased home equity loans with the intent to earn interest income, origination fees and servicing income. Through 2001, the majority of such loans originated and purchased have historically been considered held for sale and usually sold to third party investors directly or through a variety of QSPEs in order to achieve more efficient execution and provide funds for the continued origination and purchase of loans. In 2002, management determined that we had the intent and ability to structure and maintain our home equity securitizations as financing transactions.

     Beginning in the second quarter of 2002, we commenced securitization of loans structured as secured financings. Sale treatment was precluded on these transactions as we maintained effective control over the loans transferred to our securitization trusts through a call option on the transferred loans and the retention of servicer discretion. This type of securitization structure results in cash being received and debt being recorded. In connection with these transactions, the 2002-1 notes are collateralized by $0.4 billion in home equity loans and home equity lines of credit classified on the balance sheet as loans held for investment (Note 5). The principal and interest on these debt securities are paid using the cash flows from the underlying loans. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rate on the bonds floats at a spread to LIBOR.

     Collateralized borrowings are summarized as follows:

                                                           CONTRACTUAL                   DECEMBER 31,
                                                            MATURITY     INTEREST RATE       2002
                                                           -----------   -------------   ------------
                                                                         (IN THOUSANDS)
2002-1 asset backed notes:
  Variable rate senior note..............................   7/25/2023        1.65           110,920
  Variable rate senior note..............................   6/25/2029        1.67           202,077
  Variable rate subordinate note.........................   2/25/2029        2.28            24,964
  Variable rate subordinate note.........................   2/25/2029        2.88            21,063
  Variable rate subordinate note.........................   2/25/2029        3.63            26,524
Unamortized premium......................................                                     5,877
                                                                                           --------
Total....................................................                                  $391,425
                                                                                           ========

NOTE 13 -- COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS

     We have issued $233 million in trust preferred securities through six IFC Capital Trusts as of December 31, 2002. All securities are callable at par after five years from origination date. These funds are all Tier 1 qualifying capital. The sole assets of these trusts are our subordinated debentures. Highlights about these trusts are listed below:

                           ORIGINATION              COUPON   MATURITY
NAME                          DATE        AMOUNT     RATE      DATE      DIVIDEND              OTHER
----                       -----------   --------   ------   --------   ----------   --------------------------
                                                               IN THOUSANDS
IFC Capital Trust I......  Jan 1997      $ 50,000    9.25%   Jan 2027   quarterly    have a 19 year extension
                                                                                     option beyond maturity
IFC Capital Trust II.....  Nov 2000        51,750   10.50    Nov 2030   quarterly
IFC Capital Trust III....  Nov 2000        51,750    8.75    Nov 2030   quarterly    initial conversion ratio
                                                                                     of 1.261 shares of common
                                                                                     stock to 1 convertible
                                                                                     preferred security
IFC Capital Trust IV.....  Jul 2001        15,000   10.25    Jul 2031   semiannual
IFC Capital Trust V......  Nov 2001        30,000    9.95    Nov 2031   semiannual
IFC Capital Trust VI.....  Oct 2002        34,500    8.70    Oct 2032   quarterly
                                         --------
                                         $233,000
                                         ========

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage's payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court's certification of a plaintiff class and the case was remanded for further proceedings in the federal district court. In September 2001, a second suit sought class status and consolidation with this suit.

     In November, 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new policy statement from the Department of Housing and Urban Development (HUD) that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. In response to a motion from Irwin Mortgage, in March, 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case until the 11th Circuit decided the three other RESPA cases originally argued before it with this case. The second suit seeking consolidation with this one was similarly stayed.

     The 11th Circuit has now decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in this case. In February, 2003, the parties filed a joint motion for a proposed scheduling order with the district court, which contemplates that Irwin Mortgage will file a motion to decertify the class and the plaintiffs will file a renewed motion for summary judgment.

     If the class is not decertified and the district court finds that Irwin Mortgage violated RESPA, Irwin Mortgage could be liable for damages equal to three times the amount of that portion of payments made to the mortgage brokers that is ruled unlawful. Based on notices sent by the plaintiffs to date to potential class members and additional notices that might be sent in this case, we believe the class is not likely to exceed 32,000 borrowers who meet the class specifications.

     In addition to this case and the case seeking consolidation with it, three other lawsuits were filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County. These cases seek class action status and allege claims based on payments similar to those at issue in this case. Another case filed in 2002 in the United States District Court for the Northern District of Alabama alleges RESPA violations both similar to and different from those in this case in connection with payments made to mortgage brokers.

     Irwin Mortgage intends to defend this and the related lawsuits vigorously and believes it has numerous defenses to the alleged RESPA and similar violations. Irwin Mortgage further believes that the 11th Circuit's recent RESPA decisions provide grounds for reversal of the class certification in this case. We have no assurance, however, that Irwin Mortgage will be successful in defeating class certification in this case or will ultimately prevail on the merits in this or the other cases. However, we expect that an adverse outcome in this or the related cases could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for this or the related cases and are unable at this stage of the litigation to form a reasonable estimate of potential loss that we could suffer.

     In January, 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. Irwin Leasing remains a defendant. We have not established any reserves for this case. Because the case is in the early stages of litigation, management is unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Leasing could suffer. The company intends to defend this lawsuit vigorously.

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a purported class action lawsuit, filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust from an unaffiliated third-party originator. The plaintiffs allege that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The complaint seeks rescission of the loans and other damages. On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. We filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. Discovery has not yet commenced. If the class is ultimately upheld, the actual number of plaintiff borrowers will be determined only after a review of loan files. We believe that out of approximately 200 loans acquired directly from the third-party originator and approximately 7,800 loans acquired from others through bulk acquisitions, only a portion of these loans will qualify for inclusion in the class. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August, 1998 in the Baltimore, Maryland, City Circuit. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals. Oral argument was held on January 7, 2003. We have reserved for this case based upon advice of our legal counsel. Although we believe Irwin Mortgage has justifiable grounds for appeal, we cannot predict at this time whether the appeal will ultimately be successful.

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

NOTE 15 -- FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2002, were $495.6 million. These loan commitments include $134.0 million of floating rate loan commitments and $361.6 million of fixed rate loan commitments. We had approximately $24.6 million and $26.1 million in irrevocable standby letters of credit outstanding at December 31, 2002 and 2001, respectively.

NOTE 16 -- DERIVATIVE FINANCIAL INSTRUMENTS

     Financial derivatives are used as part of the overall asset/liability management process. These instruments are used to manage risk related to changes in interest and foreign currency fluctuations. Our portfolio of derivative financial instruments generally consists of forward contracts and interest rate lock commitments relating to mortgage banking activities, financial futures contracts, interest rate caps, forward foreign exchange contracts, and interest rate swaps. Certain derivative instruments have been designated as hedges as all documentation requirements have been satisfied and the hedges have been highly effective in offsetting changes in the fair value of the hedged items. Other derivative instruments that are used to hedge certain assets have not been designated as hedges as they did not qualify for hedge accounting treatment.

     We enter into forward contracts to protect against interest rate fluctuations from the date of first mortgage loan commitment until the loans are sold. At December 31, 2002, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $2.2 billion and $0.6 billion at December 31, 2002 and 2001, respectively. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss of our forward contracts at December 31, 2002 was $26.2 million. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At December 31, 2002, we had a notional amount of rate lock commitments outstanding totaling $1.6 billion with a fair value of $36.3 million. Changes in fair value of these derivatives are recorded in earnings. Hedge ineffectiveness recorded in gain on sale of loans, net for the year ended December 31, 2002, relating to fair value hedges of mortgage loans held for sale was a loss of $2.5 million. Hedge ineffectiveness was not material for 2001.

     We manage the interest rate risk inherent in our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. We do not seek to attain hedge accounting under SFAS 133 for these instruments. For the year ended December 31, 2002, we recorded gains of $125.6 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as derivatives gains. At December 31, 2002, we held $8.0 billion in notional amount of Eurodollar contracts, with expirations ranging from the first quarter of 2003 to the first quarter of 2009. The indices underlying these Eurodollar futures contracts are three-month LIBOR rates. We also held open swaption positions with a notional value totaling $2.0 billion at December 31, 2002, with a final maturity of January 2, 2003. These positions change during the quarter so period-end positions may or may not be indicative of our net risk exposure throughout the quarter.

     Certain of our fixed rate residual interests are funded with floating rate liabilities. To hedge such mismatches, we own three interest rate caps, which had a fair value of $0.5 million and a notional amount of $60.1 million at December 31, 2002. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for hedge accounting treatment under SFAS 133 as cash flow hedges of the funding for these residual interests. As a result, a loss adjustment to fair value of $172 thousand, net of tax, on these cash flow derivatives was recorded through accumulated other comprehensive income for the year ended December 31, 2002. We record adjustments to fair value for the third interest rate cap as other income on the income statement. For the year ended December 31, 2002, we recorded an $85 thousand loss related to this derivative product.

     We enter into foreign currency contracts to protect the value of intercompany loans made to Onset, our Canadian leasing company, against changes in the exchange rate. Included in other assets at December 31, 2002, is $483 thousand related to these contracts. These contracts are short term in nature and their value is based upon closing forward foreign exchange rates at period end. We had a notional amount of $84.7 million in forward contracts outstanding as of December 31, 2002.

     The Canadian leasing company uses interest rate swaps to neutralize repricing risk associated with one of its funding sources. At December 31, 2002, we had two interest rate swaps with a notional value of $5.2 million and $3.6 million. The interest rate swaps amortize on a schedule that is designed to match the principal pay down of the loan portfolio and have an average remaining maturity of approximately six months. The fair values of these derivative instruments are not material.

NOTE 17 -- GUARANTEES

     Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.

     We sell loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, FNMA, FHLMC and GNMA; and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2002 we had approximately $10.8 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor, and the nature of the alleged defect may extend to the life of the loan. For the past two years, loans sold for which these guarantees apply totaled approximately $11.0 billion in 2002 and $9.2 billion in 2001.

     We also sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-120 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2002 we had approximately $0.7 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $0.6 billion in 2002.

     In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances, totaled $34.5 million at December 31, 2002. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2002, we had $2.2 million recorded as an estimate for possible losses on these advances.

     We also service loans on behalf of private and agency investors and occasionally sell the servicing rights on these loans to third-party servicers. The typical servicing contract requires us to indemnify and hold the investor harmless against any loss arising from our failure to abide by the servicing guidelines adopted by the investor. The typical servicing sale agreement requires us to indemnify and hold the purchaser harmless against any loss arising from our breach of any representation or warranty made in connection with the sale. Some of the more common servicing sale representations and warranties include: (i) each loan is in full compliance with investor requirements; insurer requirements; and federal, state and local laws and regulations; (ii) seller and all prior servicers have serviced and maintained the loans in accordance with investor requirements; (iii) each custodial file and all documents related thereto is true, correct and complete in all material respects. The loss estimate recorded for these guarantees at December 31, 2002 was $0.6 million.

     We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2007. The maximum potential future payments guaranteed by us under these arrangements is $28.1 million at December 31, 2002.

     We provide Merchant processing services for certain of our commercial customers. These services entail accepting merchant deposits of credit card transactions. Under credit card chargeback rules we are contingently liable for any billing disputes between the card company and its customer. As these disputes arise, the card company charges us and credits its customer. We then pass the "charge-back" on to the depositing merchant. If for any reason the merchant is unwilling or unable to reimburse us for its payment to the credit card company, we must bear the loss.

     We have policies and procedures in place to evaluate customer creditworthiness prior to offering merchant processing services to the customer. During 2002 we accepted approximately $53.3 million in merchant deposits and received an estimated $0.3 million in charge-backs. We incurred no losses on these charge-backs. Any future losses are expected to be immaterial and as such, no loss accrual has been established.

NOTE 18 -- REGULATORY MATTERS

     The Corporation and its bank subsidiaries, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines, the Corporation, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2002, that we have met all capital adequacy requirements to which we are subject. In addition, our board of directors has established minimum total capital standards for the Corporation and Irwin Union Bank and Trust of 11% and 12%, respectively.

     As of December 31, 2002, we were categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Corporation, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. must exceed minimum total risk-based, Tier I risk-based, and Tier I capital to average assets ratios. There have been no conditions or events that we believe have changed this category.

     The following table presents actual capital amounts and ratios for the Corporation, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. as compared to amounts and ratios under the regulatory framework:

                                                              ADEQUATELY              WELL
                                           ACTUAL             CAPITALIZED          CAPITALIZED
                                      -----------------    -----------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                      --------    -----    --------    -----    --------    -----
                                                        (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2002:
Total Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......  $658,156    13.2%    $399,673     8.0%    $499,592    10.0%
  Irwin Union Bank and Trust........   498,978    12.4      322,303     8.0      402,879    10.0
  Irwin Union Bank, F.S.B...........    28,970    21.2       10,928     8.0       13,659    10.0
Tier I Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......   462,064     9.2      199,837     4.0      299,755     6.0
  Irwin Union Bank and Trust........   418,676    10.4      161,152     4.0      241,727     6.0
  Irwin Union Bank, F.S.B...........    28,440    20.8          N/A                8,196     6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation.......   462,064     9.7      191,237     4.0      239,046     5.0
  Irwin Union Bank and Trust........   418,676     9.8      170,877     4.0      213,597     5.0
Core Capital (to Adjusted Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    28,440     9.0       12,598     4.0       15,748     5.0
Tangible Capital (to Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    28,440     9.0        4,724     1.5          N/A

                                                              ADEQUATELY              WELL
                                           ACTUAL             CAPITALIZED          CAPITALIZED
                                      -----------------    -----------------    -----------------
                                       AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                      --------    -----    --------    -----    --------    -----
                                                        (DOLLARS IN THOUSANDS)
AS OF DECEMBER 31, 2001:
Total Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......  $468,337    10.8%    $346,408     8.0%    $433,010    10.0%
  Irwin Union Bank and Trust........   363,735    10.8      268,663     8.0      335,829    10.0
  Irwin Union Bank, F.S.B...........    17,135    34.8        3,939     8.0        4,923    10.0
Tier I Capital (to Risk-Weighted
  Assets):
  Irwin Financial Corporation.......   295,021     6.8      173,204     4.0      259,806     6.0
  Irwin Union Bank and Trust........   342,153    10.2      134,332     4.0      201,497     6.0
  Irwin Union Bank, F.S.B...........    17,074    34.7          N/A                2,954     6.0
Tier I Capital (to Average Assets):
  Irwin Financial Corporation.......   295,021     9.4      126,091     4.0      157,613     5.0
  Irwin Union Bank and Trust........   342,153    10.9      125,344     4.0      156,680     5.0
Core Capital (to Adjusted Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    17,074     9.4        7,293     4.0        9,117     5.0
Tangible Capital (to Tangible
  Assets)
  Irwin Union Bank, F.S.B...........    17,074     9.4        2,735     1.5          N/A

NOTE 19 -- FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Trading assets and servicing assets: The carrying amounts reported in the balance sheet for trading assets approximate those assets' fair values. Fair value is calculated using the methodologies specified in note 1.

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

     Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2002 and 2001. As of December 31, 2002 and 2001, our loan commitments had a notional amount of $495.6 million and $157.6 million, respectively. Our standby letters of credit had a notional amount of $24.6 million and $26.1 million at December 31, 2002 and 2001, respectively.

     The estimated fair values of our financial instruments at December 31, are as follows:

                                                       2002                          2001
                                            ---------------------------   ---------------------------
                                             CARRYING    ESTIMATED FAIR    CARRYING    ESTIMATED FAIR
                                              AMOUNT         VALUE          AMOUNT         VALUE
                                            ----------   --------------   ----------   --------------
                                                                 (IN THOUSANDS)
FINANCIAL ASSETS:
Cash and cash equivalents.................  $  157,771     $  157,771     $  158,223     $  158,223
Interest-bearing deposits with financial
  institutions............................      34,951         35,005         14,261         14,271
Trading assets............................     157,514        157,514        199,071        199,071
Investment securities.....................      67,948         68,243         38,796         38,937
Loans held for sale.......................   1,314,849      1,317,708        502,086        503,405
Loans, net of unearned discount...........   2,468,535      2,651,037      1,871,135      1,919,336
Servicing asset...........................     174,935        180,478        228,624        257,770
Derivatives...............................      23,796         23,796         20,148         20,148
FINANCIAL LIABILITIES:
Deposits..................................   2,694,344      2,695,326      2,308,962      2,296,873
Short-term borrowings.....................     993,124      1,003,652        487,963        488,361
Long-term and collateralized debt.........     421,495        424,378         30,000         30,680
Company-obligated mandatorily redeemable
  preferred securities of subsidiary
  trust...................................     233,000        236,619        198,500        215,654

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

     The fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of our long-term relationships with depositors and the benefit that results from the low cost funding provided by deposit liabilities. In addition, significant assets which were not considered financial instruments and were therefore not a part of the fair value estimates include lease receivables, accounts receivable and premises and equipment.

NOTE 20 -- SHAREHOLDERS' EQUITY

     We have a stock plan that provides up to 300,000 shares to be used to compensate Business Development Board members. As of December 31, 2002 and 2001, 11,099 shares and 8,071 shares were issued at a weighted average price of $18.48 and $22.13, respectively.

     We also have a stock plan to compensate our Directors with our common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of our common stock. In 2002 and 2001, respectively, we granted 6,360 and 5,466 shares under the 1999 plan at a weighted average fair value of $17.73 and $21.89, respectively. In addition, we have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

     We have two stock option plans (established in 1997 and 1992) which provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 2,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and a vesting period of four years beginning the year granted, is equal to the market price of our stock on the grant date. Vested outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. In 2001, we awarded 3,952 shares of common stock in restricted stock grants at a weighted average fair value of $25.30 through this plan. We did not issue any restricted stock grants in 2002.

     Activity in the above plans for 2002, 2001, and 2000 is summarized as follows:

                                    2002                         2001                            2000
                         --------------------------   --------------------------   ---------------------------------
                                        WEIGHTED                     WEIGHTED                            WEIGHTED
                         NUMBER OF      AVERAGE       NUMBER OF      AVERAGE          NUMBER OF          AVERAGE
                          SHARES     EXERCISE PRICE    SHARES     EXERCISE PRICE        SHARES        EXERCISE PRICE
                         ---------   --------------   ---------   --------------   ----------------   --------------
Outstanding at the
  beginning of the
  year.................  1,673,908       $17.02       1,616,259       $13.37          1,328,090           $12.50
  Granted..............    532,180        16.10         416,197        22.13            351,934            16.67
  Exercised............   (100,701)        7.19        (329,053)        5.25            (32,400)            5.56
  Forfeited and
     expired...........    (22,231)       20.91         (29,495)       20.55            (31,365)           21.60
                         ---------                    ---------                       ---------
Outstanding at the of
  the year.............  2,083,156        17.22       1,673,908        17.02          1,616,259            13.37
                         =========                    =========                       =========
Exercisable at the end
  of the year..........  1,410,766       $16.89       1,162,817       $15.46          1,210,356           $11.30
                         =========                    =========                       =========

     The table below show options outstanding and exercisable by price range as of December 31, 2002:

                                           OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                       -----------------------------------------------------------   ----------------------------------------
                                                     WEIGHTED
                               NUMBER                AVERAGE           WEIGHTED              NUMBER               WEIGHTED
      RANGE OF               OUTSTANDING            REMAINING          AVERAGE             EXERCISABLE            AVERAGE
   EXERCISE PRICES     AS OF DECEMBER 31, 2002   CONTRACTUAL LIFE   EXERCISE PRICE   AS OF DECEMBER 31, 2002   EXERCISE PRICE
---------------------  -----------------------   ----------------   --------------   -----------------------   --------------
$ 5.53 - $10.66......           358,543                2.50             $ 8.65                358,543              $ 8.65
 13.69 -  15.65......           662,362                7.84              15.12                308,543               14.54
 15.81 -  18.69......           343,336                7.63              17.21                232,527               17.05
 19.75 -  21.38......           313,899                8.35              21.27                156,484               21.28
 21.97 -  28.56......           405,516                6.58              25.10                354,919               25.22
                              ---------                ----             ------              ---------              ------
$ 5.53 - $28.56......         2,083,656                6.72             $17.22              1,411,016              $16.89

     On June 30, 2002 our 96,336 of preferred shares met the conversion requirements and converted at 1.25 to common shares.

NOTE 21 -- EARNINGS PER SHARE

     Earnings per share calculations are summarized as follow:

                                                        BASIC     EFFECT OF   EFFECT OF    EFFECT OF     DILUTED
                                                      EARNINGS      STOCK     PREFERRED   CONVERTIBLE   EARNINGS
                                                      PER SHARE    OPTIONS     SHARES       SHARES      PER SHARE
                                                      ---------   ---------   ---------   -----------   ---------
                                                               (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
2002
  Net income before cumulative effect of change in
     accounting principle...........................   $52,833     $   --      $   --       $2,801       $55,634
  Shares............................................    26,829        164          72        2,610        29,675
                                                       -------     ------      ------       ------       -------
  Per-Share Amount..................................      1.97      (0.01)      (0.01)       (0.08)         1.87
                                                       -------     ======      ======       ======       -------
  Cumulative effect of change in accounting
     principle......................................       495                                               495
                                                       -------                                           -------
  Per-Share Amount..................................      0.02                                              0.02
                                                       -------                                           -------
  Net income........................................    53,328                                            56,129
                                                       -------                                           -------
  Per-Share Amount..................................   $  1.99                                           $  1.89
                                                       =======                                           =======
2001
  Net income before cumulative effect of change in
     accounting principle...........................   $45,341     $   --      $   --       $2,801       $48,142
  Shares............................................    21,175        292          96        2,610        24,173
                                                       -------     ------      ------       ------       -------
  Per-Share Amount..................................      2.14      (0.03)      (0.01)       (0.11)         1.99
                                                       -------     ======      ======       ======       -------
  Cumulative effect of change in accounting
     principle......................................       175                                               175
                                                       -------                                           -------
  Per-Share Amount..................................      0.01                                              0.01
                                                       -------                                           -------
  Net income........................................    45,516                                            48,317
                                                       -------                                           -------
  Per-Share Amount..................................   $  2.15                                           $  2.00
                                                       =======                                           =======
2000
  Net income........................................   $35,666     $   --      $   --       $  295       $35,961
  Shares............................................    20,973        281          78          261        21,593
                                                       -------     ------      ------       ------       -------
  Per-Share Amount..................................   $  1.70      (0.02)      (0.01)        0.00       $  1.67
                                                       =======     ======      ======       ======       =======

     In 2002 and 2001, 758,030 and 562,764 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they were antidilutive.

NOTE 22 -- INCOME TAXES

     Income tax expense is summarized as follows:

                                                                2002      2001      2000
                                                              --------   -------   -------
                                                                     (IN THOUSANDS)
CURRENT:
  Federal...................................................  $ 71,309   $ 2,580   $ 1,374
  State.....................................................    17,260        34       600
                                                              --------   -------   -------
                                                                88,569     2,614     1,974
                                                              --------   -------   -------
DEFERRED:
  Federal...................................................   (44,551)   22,876    18,000
  State.....................................................   (10,620)    3,369     3,702
                                                              --------   -------   -------
                                                               (55,171)   26,245    21,702
                                                              --------   -------   -------
INCOME TAX EXPENSE:
  Federal...................................................    26,758    25,456    19,374
  State.....................................................     6,640     3,403     4,302
                                                              --------   -------   -------
                                                              $ 33,398   $28,859   $23,676
                                                              ========   =======   =======

     Our net deferred tax liability, which is included in other liabilities on the consolidated balance sheet, consisted of the following:

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
Mortgage servicing..........................................  $(55,898)  $(83,974)
Deferred securitization income..............................   (22,181)   (43,023)
Loan and lease loss reserve.................................    26,836     13,499
Deferred origination fees and costs.........................     4,495      2,090
Deferred compensation.......................................     5,857      7,779
Retirement benefits.........................................    (1,078)       310
Fixed assets................................................    (4,397)    (3,096)
Net operating loss carryforwards............................        --      6,001
Other, net..................................................     3,198      2,075
                                                              --------   --------
Net deferred tax liability..................................  $(43,168)  $(98,339)
                                                              ========   ========

     At December 31, 2001, we had a deferred tax asset of $6.0 million relating to net operating loss carry forwards. These loss carryforwards were all utilized in 2002.

     A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

                                                               2002      2001      2000
                                                              -------   -------   -------
                                                                    (IN THOUSANDS)
Income taxes computed at the statutory rate.................  $30,181   $25,969   $20,770
Increase (decrease) resulting from:
  Nontaxable interest from investment securities and
     loans..................................................     (127)     (141)     (136)
  State franchise tax, net of federal benefit...............    4,316     2,212     2,796
  Other items -- net........................................     (972)      819       246
                                                              -------   -------   -------
                                                              $33,398   $28,859   $23,676
                                                              =======   =======   =======

NOTE 23 -- EMPLOYEE RETIREMENT PLANS

     We have a contributory retirement and savings plan which covers all employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees may contribute up to 14% of their compensation to the plan which is matched by 60% by us up to 5% of the employee's compensation.

     The matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The expense to match employee contributions for the years ended December 31, 2002, 2001 and 2000 was approximately $2.0 million, $1.5 million and $1.1 million, respectively.

     We have a defined benefit plan covering eligible employees of adopting subsidiaries. The benefits are based on years of service and the employees' compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

     Plan assets are 80-85% invested in equities 15-20% in corporate and U.S. bonds, and 0-5% in cash equivalents.

                                                                DECEMBER 31,
                                                              -----------------
                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Funded status...............................................  $(3,354)  $(2,140)
Unrecognized prior service cost.............................      384       131
Unrecognized net actuarial loss.............................    9,641     5,287
                                                              -------   -------
Prepaid pension cost........................................  $ 6,671   $ 3,278
                                                              =======   =======
Weighted average assumptions:
  Discount rate.............................................     6.75%     7.00%
  Return on plan assets.....................................     8.50%     8.50%
  Rate of compensation increase:
     Bank Employees.........................................     3.75%     3.75%
     All Other Employees....................................     4.00%     4.00%

     A reconciliation of the change in projected benefit obligation and plan assets is presented below:

                                                               2002      2001
                                                              -------   -------
                                                               (IN THOUSANDS)
Change in benefit obligations:
Benefit obligation at January 1,............................  $15,501   $13,441
Service cost................................................    1,122       750
Interest cost...............................................    1,149       971
Amendments..................................................      305        --
Actuarial loss..............................................    1,604       669
Benefits paid...............................................     (364)     (330)
                                                              -------   -------
Benefit obligation at December 31,..........................  $19,317   $15,501
                                                              =======   =======
Change in plan assets:
Fair value plan assets at January 1,........................  $13,361   $10,666
Actual return on plan assets................................   (2,034)   (1,275)
Benefits paid...............................................     (364)     (330)
Employer contributions......................................    5,000     4,300
                                                              -------   -------
Fair value plan assets at December 31,......................  $15,963   $13,361
                                                              =======   =======

     The net pension cost for 2002, 2001 and 2000 included the following components:

                                                               2002     2001     2000
                                                              -------   -----   -------
                                                                   (IN THOUSANDS)
Service cost................................................  $ 1,122   $ 750   $   650
Interest cost...............................................    1,149     971       819
Expected return on plan assets..............................   (1,112)   (888)   (1,040)
Amortization of prior service cost..........................       52      25        25
Amortization of actuarial loss..............................      396     123        --
                                                              -------   -----   -------
Net pension cost............................................  $ 1,607   $ 981   $   454
                                                              =======   =====   =======

NOTE 24 -- INDUSTRY SEGMENT INFORMATION

     We have five principal segments that provide a broad range of financial services throughout the United States and Canada. The Mortgage Banking line of business originates, sells, and services residential first mortgage loans. The Commercial Banking line of business provides commercial banking services. The Home Equity Lending line of business originates and services home equity loans. The Commercial Finance line of business leases and loans against commercial equipment and real estate. The Venture Capital line of business invests in early-stage technology companies focusing on financial services. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for 2002, 2001, and 2000:

                          MORTGAGE    COMMERCIAL   HOME EQUITY   COMMERCIAL   VENTURE
                          BANKING      BANKING       LENDING      FINANCE     CAPITAL     OTHER     CONSOLIDATED
                         ----------   ----------   -----------   ----------   --------   --------   ------------
                                                             (IN THOUSANDS)
2002
Net interest income....  $   41,330   $   61,348    $ 68,472      $  6,661    $     43   $ (8,203)   $  169,651
Intersegment
  interest.............        (139)      (1,306)         --            (2)         --      1,447            --
Other revenue..........     229,615       16,081      11,791         4,397      (4,220)      (231)      257,433
Intersegment
  revenues.............          --           --          --            --         534       (534)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Total net revenues...     270,806       76,123      80,263        11,056      (3,643)    (7,521)      427,084
Other expense..........     195,600       48,699      76,224        12,122         495      7,713       340,853
Intersegment
  expenses.............       2,115        1,330       2,364            --          --     (5,809)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Net income before
    taxes..............      73,091       26,094       1,675        (1,066)     (4,138)    (9,425)       86,231
Income taxes...........      28,548       10,009         670          (513)     (1,655)    (3,661)       33,398
                         ----------   ----------    --------      --------    --------   --------    ----------
  Income before
    cumulative effect
    of change in
    accounting
    principle..........      44,543       16,085       1,005          (553)     (2,483)    (5,764)       52,833
Cumulative effect of
  change in accounting
  principle............          --                                    495                                  495
                         ----------   ----------    --------      --------    --------   --------    ----------
Net income (loss)......  $   44,543   $   16,085    $  1,005      $    (58)   $ (2,483)  $ (5,764)   $   53,328
                         ==========   ==========    ========      ========    ========   ========    ==========
Assets at December
  31,..................  $1,605,202   $1,969,956    $939,494      $343,384    $  4,782   $ 21,904    $4,884,722
                         ==========   ==========    ========      ========    ========   ========    ==========

                          MORTGAGE    COMMERCIAL   HOME EQUITY   COMMERCIAL   VENTURE
                          BANKING      BANKING       LENDING      FINANCE     CAPITAL     OTHER     CONSOLIDATED
                         ----------   ----------   -----------   ----------   --------   --------   ------------
                                                             (IN THOUSANDS)
2001
Net interest income....  $   30,959   $   43,293    $ 60,756      $  2,584    $   (404)  $ (7,494)   $  129,694
Intersegment
  interest.............        (667)        (194)     (1,272)          (42)         --      2,175            --
Other revenue..........     199,169       14,771      64,626         1,695     (10,482)     1,464       271,243
Intersegment
  revenues.............          --          210          --            --         630       (840)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Total net revenues...     229,461       58,080     124,110         4,237     (10,256)    (4,695)      400,937
Other expense..........     166,233       40,905      96,468         8,424         590     14,117       326,737
Intersegment
  expenses.............       1,391        2,577         562            --          --     (4,530)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Net income before
    taxes..............      61,837       14,598      27,080        (4,187)    (10,846)   (14,282)       74,200
Income taxes...........      23,912        5,680      10,832        (1,309)     (4,340)    (5,916)       28,859
                         ----------   ----------    --------      --------    --------   --------    ----------
  Income before
    cumulative effect
    of change in
    accounting
    principle..........      37,925        8,918      16,248        (2,878)     (6,506)    (8,366)       45,341
Cumulative effect of
  change in accounting
  principle............         175                                                                         175
                         ----------   ----------    --------      --------    --------   --------    ----------
Net income (loss)......  $   38,100   $    8,918    $ 16,248      $ (2,878)   $ (6,506)  $ (8,366)   $   45,516
                         ==========   ==========    ========      ========    ========   ========    ==========
Assets at December
  31,..................  $  926,946   $1,648,294    $602,226      $266,670    $  7,421   $ (4,955)   $3,446,602
                         ==========   ==========    ========      ========    ========   ========    ==========

2000
Net interest income....  $   18,477   $   35,774    $ 37,192      $  1,737    $   (597)  $ (6,719)   $   85,864
Intersegment
  interest.............      (2,719)        (295)     (1,789)          (54)         (1)     4,858            --
Other revenue..........     125,174       11,840      68,044           799       5,146        640       211,643
Intersegment
  revenues.............          --          166          --            --         420       (586)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Total net revenues...     140,932       47,485     103,447         2,482       4,968     (1,807)      297,507
Other expense..........     117,188       33,359      71,479         5,024         431     10,495       237,976
Intersegment
  expenses.............       2,199        2,446       1,144            21          --     (5,810)           --
                         ----------   ----------    --------      --------    --------   --------    ----------
  Net income before
    taxes..............      21,545       11,680      30,824        (2,563)      4,537     (6,492)       59,531
Income taxes...........       8,539        4,590      12,330          (945)      1,814     (2,463)       23,865
                         ----------   ----------    --------      --------    --------   --------    ----------
  Net income (loss)....  $   13,006   $    7,090    $ 18,494      $ (1,618)   $  2,723   $ (4,029)   $   35,666
                         ==========   ==========    ========      ========    ========   ========    ==========
Assets at December
  31,..................  $  522,349   $1,167,559    $550,526      $159,773    $ 15,198   $ 10,285    $2,425,690
                         ==========   ==========    ========      ========    ========   ========    ==========

NOTE 25 -- IRWIN FINANCIAL CORPORATION (PARENT ONLY) FINANCIAL INFORMATION

     The condensed financial statements of the parent company as of December 31, 2002 and 2001, and for the three years ended December 31, 2002 are presented below:

                            CONDENSED BALANCE SHEET

                                                                 DECEMBER 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
                                                                (IN THOUSANDS)
ASSETS:
  Cash and short-term investments...........................  $  1,747   $  1,293
  Investment in bank subsidiary.............................   452,474    361,289
  Investments in non-bank subsidiaries......................   170,588    146,336
  Loans to bank subsidiaries................................    62,740     31,000
  Loans to non-bank subsidiaries............................        --        556
  Other assets..............................................    17,905     10,240
                                                              --------   --------
                                                              $705,454   $550,714
                                                              ========   ========
LIABILITIES:
  Short-term borrowings.....................................  $ 61,261   $ 71,123
  Long-term debt............................................   270,207    233,247
  Other liabilities.........................................    13,431     14,679
                                                              --------   --------
                                                               344,899    319,049
                                                              --------   --------
SHAREHOLDERS' EQUITY:
  Preferred stock...........................................        --      1,386
  Common stock..............................................   112,000     29,965
  Other shareholders' equity................................   248,555    200,314
                                                              --------   --------
                                                               360,555    231,665
                                                              --------   --------
                                                              $705,454   $550,714
                                                              ========   ========

                         CONDENSED STATEMENTS OF INCOME

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
INCOME
  Dividends from non-bank subsidiaries......................  $ 66,411    $    451    $ 87,269
  Dividends from bank subsidiary............................        --      10,000      37,153
  Interest income...........................................     1,876       2,221       4,949
  Other.....................................................     5,928       6,555       6,635
                                                              --------    --------    --------
                                                                74,215      19,227     136,006
                                                              --------    --------    --------
EXPENSES
  Interest expense..........................................    24,127      20,069      12,643
  Salaries and benefits.....................................     3,872       9,111       7,906
  Other.....................................................     4,108       5,874       2,933
                                                              --------    --------    --------
                                                                32,107      35,054      23,482
                                                              --------    --------    --------
Income before income taxes and equity in undistributed
  income of subsidiaries....................................    42,108     (15,827)    112,524
Income tax benefit, less amounts charged to subsidiaries....   (11,732)    (10,738)     (5,966)
                                                              --------    --------    --------
                                                                53,840      (5,089)    118,490
Equity in undistributed income of subsidiaries..............      (512)     50,605     (82,824)
                                                              --------    --------    --------
          Net income........................................  $ 53,328    $ 45,516    $ 35,666
                                                              ========    ========    ========

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              2002        2001        2000
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
Net income................................................  $  53,328   $  45,516   $  35,666
Adjustments to reconcile net income to cash provided by
  operating activities:
  Equity in undistributed income of subsidiaries..........        512     (50,605)     82,824
  Depreciation and amortization...........................        732         448         505
  Increase (decrease) in taxes payable....................      1,583      10,130      (1,102)
  Increase (decrease) in interest receivable..............        356        (360)       (122)
  Increase (decrease) in interest payable.................         37        (577)        986
  Net change in other assets and other liabilities........    (12,124)      8,268      (8,518)
                                                            ---------   ---------   ---------
          Net cash provided by operating activities.......     44,424      12,820     110,239
                                                            ---------   ---------   ---------
Lending and investing activities:
  Net (increase) decrease in loans to subsidiaries........    (31,184)     46,722       7,245
  Investments in subsidiaries.............................   (116,133)   (138,314)   (172,409)
  Net sales of premises and equipment.....................        187          72         314
                                                            ---------   ---------   ---------
          Net cash used by lending and investing
            activities....................................   (147,130)    (91,520)   (164,850)
                                                            ---------   ---------   ---------
Financing activities:
  Net increase (decrease) in borrowings...................     (9,862)     36,777     (46,398)
  Proceeds from long-term debt............................     36,960      45,000     106,701
  Issuance of preferred stock.............................         --          --       1,386
  Proceeds from common stock offering.....................     82,035          --          --
  Purchase of treasury stock..............................     (1,176)     (3,223)     (3,414)
  Proceeds from sale of stock for employee benefit
     plans................................................      2,702       5,834       1,866
  Dividends paid..........................................     (7,469)     (5,520)     (5,038)
                                                            ---------   ---------   ---------
          Net cash provided by financing activities.......    103,190      78,868      55,103
                                                            ---------   ---------   ---------
  Net increase in cash and cash equivalents...............        484         168         492
  Effect of exchange rate changes on cash.................        (30)         (2)         (8)
  Cash and cash equivalents at beginning of year..........      1,293       1,127         643
                                                            ---------   ---------   ---------
  Cash and cash equivalents at end of year................  $   1,747   $   1,293   $   1,127
                                                            =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year:
     Interest.............................................  $  24,091   $  20,646   $  11,657
                                                            =========   =========   =========
     Income taxes.........................................  $  48,877   $   5,235   $  13,769
                                                            =========   =========   =========
  Non cash transactions:
     Conversion of preferred stock to common stock........  $   1,386          --          --
                                                            =========   =========   =========

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

     The information contained in our proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Election of Directors" is incorporated herein by reference in response to this item. See also the "Executive Officers" section in Part I, Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

     The information contained in our proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Election of Directors -- Outside Director Compensation," "Executive Compensation and Other Information," "Compensation Committee Interlocks and Insider Participation" and "Board Compensation Committee Report on Executive Compensation" is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

     The following provides information about securities authorized for issuance under our equity compensation plans as of December 31, 2002:

                                            (A)                    (B)                         (C)
                                    --------------------   --------------------   ------------------------------
                                    NUMBER OF SECURITIES                          NUMBER OF SECURITIES REMAINING
                                     TO BE ISSUED UPON       WEIGHTED-AVERAGE     AVAILABLE FOR FUTURE ISSUANCE
                                        EXERCISE OF         EXERCISE PRICE OF       UNDER EQUITY COMPENSATION
                                    OUTSTANDING OPTIONS,   OUTSTANDING OPTIONS,    PLANS (EXCLUDING SECURITIES
PLAN CATEGORY                       WARRANTS AND RIGHTS    WARRANTS AND RIGHTS       REFLECTED IN COLUMN (A))
-------------                       --------------------   --------------------   ------------------------------
Equity compensation plans approved
  by security holders.............       2,083,156                $17.22                    2,247,538
Equity compensation plans not
  approved by security
  holders(1)......................                                                            275,304

---------------

(1) Shares shown in column (c) for this category reflect securities available for future issuance under the Irwin Union Bank Business Development Board Compensation Program (see immediately below).

EQUITY COMPENSATION PLANS ADOPTED WITHOUT APPROVAL OF SECURITY HOLDERS

     Irwin Union Bank Business Development Board Compensation Program. We established this program to assist our commercial banking line of business in developing its current and future markets. The program covers members of business development boards of Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. Under the program, business development board members receive their retainer and meeting fees in Irwin Financial Corporation common stock in lieu of cash. Currently, business development board members receive annual retainer fees of $1,000 per member and meeting fees of $350 per meeting attended. Irwin Financial Corporation's board of directors approved the program and we filed a Form S-8 with the SEC on July 19, 2000, which registered a total of 300,000 shares for this purpose. From January 1, 1998 through June 30, 2000, we issued 2,508 shares of our common shares under the program. We purchase the shares on the last business day of the quarter preceding each payment date, using the mean between the closing bid and asked prices of our common stock as reported by the New York Stock Exchange.

     The information contained in our proxy statement for the 2003 Annual Meeting of Shareholders under the captions "Voting Securities and Principal Holders" and "Security Ownership of Management" is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information contained in our proxy statement for the 2003 Annual Meeting of Shareholders under the caption "Interest of Management in Certain Transactions" is incorporated herein by reference in response to this item.

ITEM 14.  CONTROLS AND PROCEDURES

     As of December 31, 2002, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which the Form 10-K was being prepared.

     Except as described below, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to our most recent evaluation, nor any corrective actions required with regard to significant deficiencies or material weaknesses. In connection with our ongoing risk assessment review, we modified our wire transfer procedures to limit the potential for unauthorized distributions by employees. We incurred no loss in connection with this matter.

                                    PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Documents filed as part of this report.

     1. Financial Statements

        Management Report on Responsibility for Financial Reporting

        Report of Independent Accountants

        Irwin Financial Corporation and Subsidiaries

           Consolidated Balance Sheets for the years ended 2002 and 2001

           Consolidated Statements of Income for the years ended 2002, 2001 and 2000

           Consolidated Statements of Changes in Shareholders' Equity for the years ended 2002, 2001 and 2000

           Consolidated Statements of Cash Flows for the years ended 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

     2. Financial Statement Schedules

        None

     3.A. Exhibits to Form 10-K

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
 3.1       Restated Articles of Incorporation of Irwin Financial
           Corporation. (Incorporated by reference to Exhibit 3(a) to
           Form 10-K Report for year ended December 31, 2000, File No.
           0-06835.)
 3.2       Articles of Amendment to Restated Articles of Incorporation
           of Irwin Financial Corporation dated March 2, 2001.
           (Incorporated by reference to Exhibit 3(b) to Form 10-K
           Report for year ended December 31, 2000, File No. 0-06835.)
 3.3       Code of By-laws of Irwin Financial Corporation.
           (Incorporated by reference to Exhibit 3 to Form 10-Q for
           period ended March 31, 2001, File No. 0-06835.)
 4.1       Specimen Common Stock Certificate. (Incorporated by
           reference to Exhibit 4(a) to Form 10-K report for year ended
           December 31, 1994, File No. 0-06835.)
 4.2       Certain instruments defining the rights of the holders of
           long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the
           Corporation and its subsidiaries on a consolidated basis,
           have not been filed as Exhibits. The Corporation hereby
           agrees to furnish a copy of any of these agreements to the
           Commission upon request.
 4.3       Rights Agreement, dated as of March 1, 2001, between Irwin
           Financial Corporation and Irwin Union Bank and Trust.
           (Incorporated by reference to Exhibit 4.1 to Form 8-A filed
           March 2, 2001, File No. 0-06835.)
 4.4       Appointment of Successor Rights Agent dated as of May 11,
           2001 between Irwin Financial Corporation and National City
           Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1       *Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December
           31, 1991, File No. 0-06835.)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.2       *Irwin Financial Corporation 1992 Stock Option Plan.
           (Incorporated by reference to Exhibit 10(h) to Form 10-K
           Report for year ended December 31, 1992, File No. 0-06835.)
10.3       *Irwin Financial Corporation 1997 Stock Option Plan.
           (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)
10.4       *Amendment to Irwin Financial Corporation 1997 Stock Option
           Plan. (Incorporated by reference to Exhibit 10(i) to Form
           10-Q Report for period ended June 30, 1997, File No.
           0-06835.)
10.5       *Irwin Financial Corporation 2001 Stock Plan. (Incorporated
           by reference to Exhibit 10.18 to Form S-1/A filed February
           14, 2002, File No. 333-69586.)
10.6       *Amended Irwin Financial Corporation Outside Directors
           Restricted Stock Compensation Plan. (Incorporated by
           reference to Exhibit 10(g) to Form 10-K Report for year
           ended December 31, 1991, File No. 0-06835.)
10.7       *Irwin Financial Corporation Outside Directors Restricted
           Stock Compensation Plan. (Incorporated by reference to
           Exhibit 10(i) to Form 10-K Report for year ended December
           31, 1995, File No. 0-06835.)
10.8       *1999 Outside Director Restricted Stock Compensation Plan.
           (Incorporated by reference to Exhibit 10(b) to Form 10-Q
           Report for period ended June 30, 1999, File No. 0-06835.)
10.9       *Irwin Financial Corporation Employees' Stock Purchase Plan.
           (Incorporated by reference to Exhibit 10(d) to Form 10-K
           Report for year ended December 31, 1991, File No. 0-06835.)
10.10      *Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December
           31, 1994, File No. 0-06835.)
10.11      *Employee Stock Purchase Plan III. (Incorporated by
           reference to Exhibit 10(a) to Form 10-Q Report for period
           ended June 30, 1999, File No. 0-06835.)
10.12      *Long-Term Management Performance Plan. (Incorporated by
           reference to Exhibit 10(a) to Form 10-K Report for year
           ended December 31, 1986, File No. 0-06835.)
10.13      *Long-Term Incentive Plan-Summary of Terms. (Incorporated by
           reference to Exhibit 10(a) to Form 10-K Report for year
           ended December 31, 1986, File No. 0-06835.)
10.14      *Inland Mortgage Corporation Long-Term Incentive Plan.
           (Incorporated by reference to Exhibit 10(j) to Form 10-K
           Report for year ended December 31, 1995, File No. 0-06835.)
10.15      *Amended and Restated Management Bonus Plan. (Incorporated
           by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)
10.16      *Limited Liability Company Agreement of Irwin Ventures LLC.
           (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A
           Report for period ended March 31, 2001, File No. 0-06835.)
10.17      *Limited Liability Company Agreement of Irwin Ventures
           Co-Investment Fund LLC, effective as of April 20, 2001.
           (Incorporated by reference to Exhibit 10.17 to Form S-1/A
           filed February 14, 2002, File No. 333-69586.)
10.18      *Irwin Home Equity Corporation Shareholder Agreement and
           Amendments. (Incorporated by reference to Exhibit 10(b) to
           Form 10-Q/A Report for period ended March 31, 2001, File No.
           0-06835.)
10.19      *Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File
           No. 333-69586.)
10.20      *Consumer Pledge Agreement dated January 30, 2002 between
           Elena Delgado and Irwin Financial Corporation. (Incorporated
           by reference to Exhibit 10.20 to Form S-1/A filed February
           14, 2002, File No. 333-69586.)

EXHIBIT
NUMBER                        DESCRIPTION OF EXHIBIT
-------                       ----------------------
10.21      *Irwin Financial Corporation Short Term Incentive Plan
           effective January 1, 2002. (Incorporated by reference to
           Exhibit 10.21 to Form 10-Q Report for period ended March 31,
           2002, File No. 0-06835.)
10.22      *Irwin Union Bank Short Term Incentive Plan effective
           January 1, 2002. (Incorporated by reference to Exhibit 10.22 to Form 10-Q Report for period ended March 31, 2002, File
           No. 0-06835.)
10.23      *Irwin Home Equity Short Term Incentive Plan effective
           January 1, 2002. (Incorporated by reference to Exhibit 10.23 to Form 10-Q Report for period ended March 31, 2002, File
           No. 0-06835.)
10.24      *Irwin Mortgage Corporation Short Term Incentive Plan
           effective January 1, 2002. (Incorporated by reference to
           Exhibit 10.24 to Form 10-Q Report for period ended March 31,
           2002, File No. 0-06835.)
10.25      *Irwin Capital Holdings Short Term Incentive Plan effective
           January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File
           No. 0-06835.)
10.26      *Onset Capital Corporation Employment Agreement.
           (Incorporated by reference to Exhibit 10.26 to Form 10-Q
           Report for period ended June 30, 2002, File No. 0-06835.)
10.27      *Irwin Financial Corporation Restated Supplemental Executive
           Retirement Plan for Named Executives. (Incorporated by
           reference to Exhibit 10.27 to Form 10-Q Report for period
           ended June 30, 2002, File No. 0-06835.)
10.28      *Irwin Financial Corporation Supplemental Executive
           Retirement Plan for Named Executives. (Incorporated by
           reference to Exhibit 10.28 to Form 10-Q Report for period
           ended June 30, 2002, File No. 0-06835.)
10.29      *Onset Capital Corporation Shareholders Agreement
11.1       Computation of Earnings Per Share.
12.1       Computation of Ratio of Earnings to Fixed Charges.
21.1       Subsidiaries of Irwin Financial Corporation
23.1       Consent of Independent Accountants.
99.1       Certification of the Chief Executive Officer under Section
           906 of the Sarbanes -- Oxley Act of 2002
99.2       Certification of the Chief Financial Officer under Section
           906 of the Sarbanes -- Oxley Act of 2002

---------------

* Indicates management contract or compensatory plan or arrangement.

     B. Reports on Form 8-K during the last quarter of the period covered by this report:


       8-K  October 4, 2002    Updating status of McIntosh v. Irwin Home Equity
                               Corporation.
       8-K  October 21, 2002   Attaching news release announcing third quarter earnings
                               conference call.
       8-K  October 22, 2002   Attaching news release announcing third quarter earnings.
       8-K  October 30, 2002   Attaching news release announcing Chairman Will Miller to
                               ring opening bell at NYSE on November 1, 2002.
       8-K  November 14, 2002  Attaching news release announcing a revision to third quarter earnings release made with filing of 10-Q.
       8-K  November 17, 2003  Attaching news release announcing fourth quarter dividend.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                          IRWIN FINANCIAL CORPORATION

Date: March 17, 2003                                                     By: /s/ WILLIAM I. MILLER
                                                            ----------------------------------------------------
                                                                             William I. Miller,
                                                                           Chairman of the Board

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

                                                                 CAPACITY WITH
                     SIGNATURE                                    CORPORATION                   DATE
                     ---------                                   -------------                  ----

                 /s/ SALLY A. DEAN                       Director                          March 17, 2003
---------------------------------------------------
                   Sally A. Dean

               /s/ DAVID W. GOODRICH                     Director                          March 17, 2003
---------------------------------------------------
                 David W. Goodrich

                /s/ JOHN T. HACKETT                      Director                          March 17, 2003
---------------------------------------------------
                  John T. Hackett

               /s/ WILLIAM H. KLING                      Director                          March 17, 2003
---------------------------------------------------
                 William H. Kling

             /s/ BRENDA J. LAUDERBACK                    Director                          March 17, 2003
---------------------------------------------------
               Brenda J. Lauderback

             /s/ JOHN C. MCGINTY, JR.                    Director                          March 17, 2003
---------------------------------------------------
                John C. McGinty, Jr

               /s/ WILLIAM I. MILLER                     Director, Chairman of the         March 17, 2003
---------------------------------------------------        Board (Principal Executive
                 William I. Miller                         Officer)

                 /s/ JOHN A. NASH                        Director                          March 17, 2003
---------------------------------------------------
                   John A. Nash

                /s/ LANCE R. ODDEN                       Director                          March 17, 2003
---------------------------------------------------
                  Lance R. Odden

               /s/ THEODORE M. SOLSO                     Director                          March 17, 2003
---------------------------------------------------
                 Theodore M. Solso

              /s/ GREGORY F. EHLINGER                    Senior Vice President             March 17, 2003
---------------------------------------------------        (Principal Financial
                Gregory F. Ehlinger                        Officer)

               /s/ JODY A. LITTRELL                      Vice President and Controller     March 17, 2003
---------------------------------------------------        (Principal Accounting
                 Jody A. Littrell                          Officer)

                                 CERTIFICATIONS

I, William I. Miller, certify that:

     1. I have reviewed this annual report on Form 10-K of Irwin Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ WILLIAM I. MILLER
                                          --------------------------------------
                                          WILLIAM I. MILLER
                                          Chairman and Chief Executive Officer

Date: March 17, 2003

I, Gregory F. Ehlinger, certify that:

     1. I have reviewed this annual report on Form 10-K of Irwin Financial Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                          /s/ GREGORY F. EHLINGER
                                          --------------------------------------
                                          GREGORY F. EHLINGER
                                          Senior Vice President and Chief
                                          Financial Officer

Date: March 17, 2003