Form 10-Q
period 2003-03-31
IRWIN FINANCIAL CORPORATION
filed 2003-05-14
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________.

Commission File Number: 0-6835

IRWIN FINANCIAL CORPORATION

(Exact Name of Corporation as Specified in its Charter)

Indiana	35-1286807
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Washington Street Columbus, Indiana	47201
(Address of Principal Executive Offices)	(Zip Code)

(812) 376-1909	www.irwinfinancial.com
(Corporation's Telephone Number, Including Area Code)	(Web Site)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[ X ] Yes                          [    ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

[ X ] Yes                          [    ] No

As of May 9, 2003, there were outstanding 27,923,939 common shares, no par value, of the Registrant.

                                                                                          FORM 10-Q
                                                                               TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands except for shares)
Assets:
Cash and cash equivalents	$ 132,332	$ 157,771
Interest-bearing deposits with financial institutions	42,176	34,951
Trading assets	132,663	157,514
Investment securities - held-to-maturity (Market value:
$5,338 in 2003 and $5,644 in 2002)	4,966	5,349
Investment securities - available-for-sale	62,834	62,599
Loans held for sale	1,631,829	1,314,849
Loans and leases, net of unearned income - Note 2	2,987,030	2,815,276
Less: Allowance for loan and lease losses - Note 3	(54,184)	(50,936)
	2,932,846	2,764,340
Servicing assets - Note 4	211,612	174,935
Accounts receivable	44,949	55,928
Accrued interest receivable	15,583	15,264
Premises and equipment, net	32,498	32,398
Other assets	121,644	135,028
Total assets	$ 5,365,932	$ 4,910,926
Liabilities and Shareholders' Equity:
Deposits Noninterest-bearing	$ 925,488	$ 821,814
Interest-bearing	1,215,656	1,170,660
Certificates of deposit over $100,000	884,459	701,870
	3,025,603	2,694,344
Short-term borrowings - Note 5	810,674	993,124
Long-term debt	30,067	30,070
Collateralized debt - Note 6	711,067	391,425
Company-obligated mandatorily redeemable preferred Securities of subsidiary trusts	181,250	181,250
Convertible securities of subsidiary trusts	51,750	51,750
Other liabilities	182,878	207,552
Total liabilities	4,993,289	4,549,515
Commitments and contingencies - Note 9 Minority interest	1,163	856
Shareholders' equity Preferred stock, no par value - authorized 4,000,000 shares; none issued as of March 31, 2003 and December 31, 2002	--	--
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of March 31, 2003 and December 31, 2002, respectively; including 1,784,084 and 1,840,623 shares in treasury as of March 31, 2003 and December 31, 2002, respectively	112,000	112,000
Additional paid-in capital	3,225	3,606
Deferred compensation	(558)	(240)
Accumulated other comprehensive loss, net of deferred income tax benefit of $349 and $336 as of March 31, 2003 and December 31, 2002, respectively	(524)	(1,142)
Retained earnings	297,490	287,662
	411,633	401,886
Less treasury stock, at cost	(40,153)	(41,331)
Total shareholders' equity	371,480	360,555
Total liabilities and shareholders' equity	$ 5,365,932	$ 4,910,926

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

For the Three Months Ended March 31,
	2003	2002
(In thousands, except per share)
Interest income:
Loans and leases	$ 58,124	$ 47,547
Loans held for sale	22,896	9,937
Trading account	6,963	9,279
Investment securities	862	756
Federal funds sold	36	18
Total interest income	88,881	67,537
Interest expense:
Deposits	11,249	14,134
Short-term borrowings	4,067	3,599
Long-term and collateralized debt	3,646	569
Preferred securities distribution	5,528	4,820
Total interest expense	24,490	23,122
Net interest income	64,391	44,415
Provision for loan and lease losses	9,243	10,332
Net interest income after provision for loan and lease losses	55,148	34,083
Other income:
Loan servicing fees	21,892	18,657
Amortization and impairment of servicing assets -- Note 4	(33,864)	(3,293)
Net loan administration income (loss)	(11,972)	15,364
Gain from sales of loans	95,511	47,697
Gain (loss) on sale of mortgage servicing assets	4	(93)
Trading losses	(17,789)	(7,303)
Derivative gains (losses), net	314	(8,155)
Other	3,531	4,040
	69,599	51,550
Other expense:
Salaries	56,423	34,219
Pension and other employee benefits	10,923	9,010
Office expense	5,192	4,178
Premises and equipment	10,302	8,495
Marketing and development	3,694	2,720
Professional fees	2,805	3,060
Other	16,261	8,477
	105,600	70,159
Income before income taxes	19,147	15,474
Provision for income taxes	7,371	6,023
Income before cumulative effect of change in accounting principle	11,776	9,451
Cumulative effect of change in accounting principle, net of tax	--	495
Net income	$ 11,776	$ 9,946
Earnings per share before cumulative effect of change in accounting principle: - Note 7 Basic	$ 0.42	$ 0.39
Diluted	$ 0.41	$ 0.37
Earnings per share: - Note 7 Basic	$ 0.42	$ 0.41
Diluted	$ 0.41	$ 0.39
Dividends per share	$ 0.0700	$ 0.0675

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended March 31, 2003, and 2002

	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
	(In thousands, except shares)
Balance January 1, 2003	$ 360,555	$ 287,662	$ (1,142)	$ (240)	$ 3,606	$ 112,000	$ --	$ (41,331)
Net income	11,776	11,776
Unrealized gain on investment securities net of $15 tax liability	22		22
Unrealized loss on interest rate cap net of $20 tax benefit	(30)		(30)
Foreign currency adjustment net of $247 tax liability	370		370
Minimum SERP liability net of $170 tax liability	256		256
Total comprehensive income	12,394
Deferred compensation	(318)			(318)
Cash dividends	(1,948)	(1,948)
Tax benefit on stock option exercises	(82)				(82)
Treasury stock:
Purchase of 6,672 shares	(115)							(115)
Sales of 63,211 shares	994				(299)			1,293
Balance March 31, 2003	$ 371,480	$ 297,490	$ (546)	$ (558)	$ 3,225	$ 112,000	$ --	$ (40,153)

Balance January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	9,946	9,946
Unrealized loss on investment securities net of $20 tax benefit	(29)		(29)
Foreign currency adjustment net of $4 tax benefit	(6)		(6)
Total comprehensive income	9,911
Deferred compensation	30			30
Cash dividends	(1,859)	(1,859)
Sales of 6,210,000 shares of common stock	82,371					82,371
Tax benefit on stock option exercises	12				12
Treasury stock:
Purchase of 613 shares	(10)							(10)
Sales of 27,580 shares	385				6			379
Balance March 31, 2002	$ 322,505	$ 249,812	$ (360)	$ (419)	$ 4,444	$ 112,336	$ 1,386	$ (44,694)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income	$ 11,776	$ 9,946
Adjustments to reconcile net income to cash
(used) provided by operating activities:
Depreciation, amortization, and accretion, net	2,754	3,123
Amortization and impairment of servicing assets	33,864	3,293
Provision for loan and lease losses	9,243	10,332
Gain from sale of loans held for sale	(95,511)	(47,697)
Originations of loans held for sale	(5,837,368)	(1,949,394)
Proceeds from the sale of loans held for sale	5,545,358	1,976,422
Net decrease in trading assets	24,851	7,947
Decrease in accounts receivable	10,979	8,303
Other, net	(11,780)	5,454
Net cash (used) provided by operating activities	(305,834)	27,729
Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	383	286
Available-for-sale	15,258	975
Purchase of investment securities:
Available-for-sale	(15,440)	(39)
Net increase in interest-bearing deposits with financial institutions	(7,225)	(2,764)
Net increase in loans, excluding sales	(1,170,749)	(376,881)
Sales of loans	993,000	234,502
Other, net	(2,060)	(1,361)
Net cash used by lending and investing activities	(186,833)	(145,282)
Financing activities:
Net increase (decrease) in deposits	331,259	(51,021)
Net (decrease) increase in short-term borrowings	(182,450)	52,288
Repayments of long-term debt	(3)	--
Net proceeds from issuance of collateralized borrowings	319,642	--
Proceeds from sale of stock for equity offering	--	82,371
Purchase of treasury stock for employee benefit plans	(115)	(10)
Proceeds from sale of stock for employee benefit plans	912	397
Dividends paid	(1,948)	(1,859)
Net cash provided by financing activities	467,297	82,166
Effect of exchange rate changes on cash	(69)	(47)
Net decrease in cash and cash equivalents	(25,439)	(35,434)
Cash and cash equivalents at beginning of period	157,771	158,291
Cash and cash equivalents at end of period	$ 132,332	$ 122,857
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 24,469	$ 23,796
Income taxes	$ 13,651	$ 865

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

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

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions -- prepayment speeds, credit losses, and discount rates commensurate with the risks involved -- that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as trading gains or losses. An adjustment of $17.8 million was recorded in the first quarter of 2003 to write down the residual interests due to increased prepayment speeds and expected credit losses.

     Cash and Cash Equivalents Defined: For purposes of the statement of cash flows, we consider cash and due from banks to be cash equivalents.

     Stock-Based Employee Compensation: At March 31, 2003, we have two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, SEC or other relevant authority regarding the standardization of valuation methods, should such guidance be forthcoming. In the absence of a uniform valuation method for public companies, we will continue to disclose in this footnote the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using several assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," using our valuation method to stock-based employee compensation:

For the three months ended March 31,
	2003	2002
(In thousands)
Net income as reported	$ 11,776	$ 9,946
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(647)	(623)
Pro forma net income	$ 11,129	$ 9,323
Basic earnings per share As reported	$ 0.42	$ 0.41
Pro forma	$ 0.40	$ 0.38
Diluted earnings per share As reported	$ 0.41	$ 0.39
Pro forma	$ 0.39	$ 0.37

     Recent Accounting Developments

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of expected losses, receives a majority of expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in the entity. They are required to disclose the (a) nature, purpose, size, and activities of the variable interest entity, (b) the carrying amount and classification of assets that are collateral, and (c) any lack of recourse by creditors to the primary beneficiary. If a primary interest is not held, but a significant variable interest is held, disclosure requirements include (1) the nature, purpose, size and activities of the variable interest entity, (2) exposure to loss, (3) the date and nature of involvement with the entity. This interpretation applies immediately to variable interests created or obtained after January 31, 2003 for interim periods beginning after June 15, 2003. Prior to 2002, we used securitization structures involving qualified special purpose entities (QSPEs) which are exempt from the requirements of this interpretation. As a result, management does not believe the implementation of Interpretation No. 46 will have a material effect on our earnings or financial position.

     Reclassifications: Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders' equity.

Note 2 - Loans and Leases

     Loans and leases are summarized as follows:

	March 31,	December 31,
	2003	2002
	(In thousands)
Commercial, financial and agricultural	$ 1,362,750	$ 1,347,962
Real estate-construction	326,711	314,851
Real estate-mortgage	883,558	777,865
Consumer	33,296	27,857
Direct financing leases Domestic	315,943	291,711
Foreign	151,372	133,784
Unearned income Domestic	(64,483)	(59,287)
Foreign	(22,117)	(19,467)
Total	$ 2,987,030	$ 2,815,276

Note 3 - Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and for the three months ended	As of and for the year ended
	March 31, 2003	December 31, 2002
	(In thousands)
Balance at beginning of period	$ 50,936	$ 22,283
Provision for loan and lease losses	9,243	43,996
Foreign currency adjustment	132	17
Recoveries	725	2,870
Charge-offs	(6,852)	(18,230)
Balance at end of period	$ 54,184	$ 50,936

Note 4 - Servicing Assets

     Included on the consolidated balance sheet at March 31, 2003 and December 31, 2002 are $211.6 million and $174.9 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and for the three months ended	As of and for the year ended
	March 31, 2003	December 31, 2002
	(In thousands)
Beginning balance	$ 174,935	$ 228,624
Additions	70,541	180,627
Amortization	(30,842)	(62,191)
Impairment	(3,022)	(146,370)
Reduction for servicing sales	--	(25,755)
	$ 211,612	$ 174,935

     We have established a valuation allowance to record servicing assets at their fair value. Changes in the allowance are summarized below:

	March 31,	December 31,
	2003	2002
	(In thousands)
Balance at beginning of period	$ 159,865	$ 13,495
Provision for impairment	3,022	146,370
Balance at end of period	$ 162,887	$ 159,865

Note 5 - Short-term Borrowings

     Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2003	2002
	(In thousands)
Drafts payable related to mortgage loan closings	$ 286,682	$ 200,701
Commercial paper	16,612	14,121
Federal Home Loan Bank borrowings	407,000	527,000
Federal funds	33,000	30,000
Lines of credit and other borrowings	67,380	221,302
	$ 810,674	$ 993,124

     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     The majority of our commercial paper is payable to a company controlled by a significant shareholder and director of the Corporation.

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     We also have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with variable rates ranging from 1.5% to 2.5% at March 31, 2003.

Note 6 - Collateralized Debt

     Beginning in the second quarter of 2002, we began securitizing loans using secured financing structures at our home equity lending line of business. In 2003, we also began securitizing leases at our commercial finance line of business using secured financing structures. Sale treatment was precluded on these transactions as we maintained effective control over the loans and leases securitized. This type of securitization structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.7 billion in leases and home equity loans and home equity lines of credit classified on the balance sheet as loans and leases held for investment (Note 2). The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We also received $7.1 million for an interest only senior note on both securitizations at the home lending line of business which as of March 31, 2003 had a combined notional balance of $61.7 million. These senior notes pay interest at 10%, and mature on December 25, 2004 and September 25, 2005.

     Collateralized debt is summarized as follows:

	Contractual Maturity	Weighted Average Interest Rate at March 31, 2003	March 31, 2003	December 31, 2002
	(In thousands)
Commercial finance line of business
2003 asset backed note	7/4/2010	2.30	$ 58,962	$ --

Home equity lending line of business
2003-1 asset backed notes:
Combined variable rate senior note	2/28/2028	1.86	231,800	--
Combined variable rate subordinate note	2/28/2028	3.38	61,763	--
Unamortized premium			5,726	--

2002-1 asset backed notes:
Combined variable rate senior note	7/25/2023- 6/25/2029	1.59	274,794	312,997
Combined variable rate subordinate note	2/25/2029	2.87	72,551	72,551
Unamortized premium			5,471	5,877
Total			$711,067	$ 391,425

Note 7 - Earnings per Share

     Earnings per share calculations are summarized as follow:

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Three Months Ended March 31, 2003 Net income	$ 11,776	$ --	$ --	$ 700	$ 12,476
Shares	27,786	202		2,610	30,598
Per-Share Amount	$ 0.42	$ --	$ --	$ (0.01)	$ 0.41

Three Months Ended March 31, 2002 Net income before cumulative effect of change in accounting principle	$ 9,451	$ --	$ --	$ 700	$ 10,151
Shares	24,221	135	96	2,610	27,062
Per-Share Amount	$ 0.39	$ --	$ --	$ (0.02)	$ 0.37
Cumulative effect of change in accounting principle	495				495
Per-Share Amount	$ 0.02				$ 0.02
Net income	9,946				10,646
Per-Share Amount	$ 0.41				$ 0.39

     At March 31, 2003 and 2002, 769,534 and 1,011,473 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because the options' exercise price was greater than the market price of the common stock.

Note 8 - Industry Segment Information

     We have five principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans throughout the United States. The commercial banking line of business provides commercial banking services in seven Midwestern and Rocky Mountain states. The home equity lending line of business originates and services home equity loans throughout the United States. The commercial finance line of business originates leases and loans against commercial equipment and real estate throughout the United States (U.S.) and Canada. The venture capital line of business invests in early-stage U.S. technology companies focusing on financial services. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for three months ended March 31, 2003, and 2002:

	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2003 Net interest income	$ 16,065	$ 19,757	$ 26,412	$ 4,807	$ 7	$ (2,657)	$ 64,391
Intersegment interest	--	(730)	--	--	--	730	--
Provision for loan and lease losses	53	(1,580)	(4,880)	(2,864)	--	28	(9,243)
Other revenue	80,983	5,129	(14,981)	835	(2,262)	(105)	69,599
Intersegment revenues	--	--	--	--	150	(150)	--
Total net revenues	97,101	22,576	6,551	2,778	(2,105)	(2,154)	124,747
Other expense	64,522	13,454	21,415	3,218	108	2,883	105,600
Intersegment expenses	691	451	966	110	--	(2,218)	--
Net income before taxes	31,888	8,671	(15,830)	(550)	(2,213)	(2,819)	19,147
Income taxes	12,249	3,460	(6,332)	(290)	(885)	(831)	7,371
Net income (loss)	$ 19,639	$ 5,211	$ (9,498)	(260)	$ (1,328)	$ (1,988)	$ 11,776
Assets at March 31, 2003	$ 1,922,008	$ 2,069,174	$ 1,064,626	$ 381,026	$ 3,762	$ (74,664)	$ 5,365,932

	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2002 Net interest income	$ 8,174	$ 16,235	$ 18,133	$ 3,395	$ 11	$ (1,533)	$ 44,415
Intersegment interest	--	(144)	--	(2)	--	146	--
Provision for loan and lease losses	(150)	(2,170)	(6,578)	(1,434)	--	--	(10,332)
Other revenue	45,469	4,169	2,545	786	(1,474)	55	51,550
Intersegment revenues	--	196	--	--	201	(397)	--
Total net revenues	53,493	18,286	14,100	2,745	(1,262)	(1,729)	85,633
Other expense	35,878	11,839	18,361	2,853	164	1,064	70,159
Intersegment expenses	534	194	589	--	--	(1,317)	--
Net income before taxes	17,081	6,253	(4,850)	(108)	(1,426)	(1,476)	15,474
Income taxes	6,742	2,424	(1,940)	7	(571)	(639)	6,023
Income before cumulative effect of change in accounting principle	10,339	3,829	(2,910)	(115)	(855)	(837)	9,451
Cumulative effect of change in accounting principle	--	--	--	495	--	--	495
Net income (loss)	$ 10,339	$ 3,829	$ (2,910)	$ 380	$ (855)	$ (837)	9,946
Assets at March 31, 2002	$ 921,754	$ 1,699,165	$ 650,745	$ 279,130	$ 6,167	$(15,037)	$ 3,541,924

Note 9 - Contingencies

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

     In November 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of a new policy statement from the Department of Housing and Urban Development (HUD) that explicitly disagrees with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. In response to a motion from Irwin Mortgage, in March 2002, the district court granted Irwin Mortgage's motion to stay proceedings in this case until the 11th Circuit decided the three other RESPA cases originally argued before it with this case. The second suit seeking consolidation with this one was similarly stayed.

     The 11th Circuit has now decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in this case. In March 2003, Irwin Mortgage filed a motion to decertify the class and the plaintiffs filed a renewed motion for summary judgment.

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

     In addition to this case and the case seeking consolidation with it, three other lawsuits were filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County, Alabama seeking class action status and allege claims based on payments similar to those at issue in this case. Another case filed in 2002 in the United States District Court for the Northern District of Alabama alleges RESPA violations both similar to and different from those in this case in connection with payments made to mortgage brokers. In April, 2003, Irwin Mortgage and the plaintiffs reached an agreement in principle to settle the three cases in Calhoun County, Alabama, for a nonmaterial amount.

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

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. We have not established any reserves for this case. At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin Leasing could suffer.

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

     We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves have been established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

About Forward-looking Statements

     You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of invoking these safe harbor provisions. Words such as "anticipated," "assume," "assumptions," "attempt," "believe," "continues," "could," "estimate," "estimated," "expect," "expectations," "expected," "forecasts," "forward," "future," "judgment," "likely," "may," "objectives," "possible," "projected," "projections," "strategy," "unlikely," "will," "would," and similar expressions are intended to identify forward-looking statements, which may include, among other things:

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

     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to, potential changes in interest rates, which may affect consumer demand for our products and the valuation of our servicing portfolio; staffing fluctuations in response to product demand; the relative profitability of our lending operations, including our correspondent mortgage loan originations; management of our servicing portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile; borrowers' refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates; unanticipated deterioration in the credit quality of our assets; difficulties in delivering products to the secondary market as planned or in securitizing our products as planned; difficulties in expanding our businesses or raising capital and other funding sources as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance; legislative or regulatory changes, including changes in the interpretation of regulatory capital rules, disclosure or consumer lending rules or rules affecting corporate governance; changes in applicable accounting policies or principles or their application to our business; or governmental changes in monetary or fiscal policies. Further, geopolitical uncertainty may negatively impact the financial services industry or cause changes in or exaggerate the effects of the factors described above. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).

Consolidated Overview

	For the three months ended March 31,
	2003	2002
Net income (millions)	$11.8	$9.9
Basic earnings per share (1)	0.42	0.41
Diluted earnings per share (1)	0.41	0.39
Return on average equity	12.92%	14.67%
Return on average assets	1.00	1.15

_________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the three months ended March 31, 2002 was $0.39 basic and $0.37 diluted.

Consolidated Income Statement Analysis

 Net Income

     We recorded net income of $11.8 million for the three months ended March 31, 2003, up 18.4% from net income of $9.9 million for the three months ended March 31, 2002. Net income per share (diluted) was $0.41 for the quarter ended March 31, 2003, up 5.1% from $0.39 per share for the first quarter of 2002. Return on equity was 12.92% for the three months ended March 31, 2003 and 14.67% for the same period in 2002.

     Net interest income for the three months ended March 31, 2003 totaled $64.4 million, up 45.0% from the first quarter 2002 net interest income of $44.4 million. Net interest margin for the three months ended March 31, 2003 was 6.01% compared to 5.92% for the same period in 2002. The improvement in margin from 2002 to 2003 was primarily due to lower rate funding sources. The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	Three Months Ended March 31,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Interest-bearing deposits with banks	$ 47,083	$ 94	0.81%	$ 14,605	$ 141	3.92%
Federal funds sold	19,101	36	0.76	3,550	18	2.06
Trading assets	146,155	6,963	19.32	196,531	9,279	19.15
Taxable investment securities	51,838	715	5.59	33,855	558	6.68
Tax-exempt investment securities	5,997	53	3.58	4,324	57	5.35
Loans held for sale	1,172,443	22,896	7.92	513,274	9,937	7.85
Loans and leases, net of unearned income (1)	2,899,186	58,124	8.13	2,276,947	47,547	8.47
Total interest earning assets	$ 4,341,803	$ 88,881	8.30%	$3,043,086	$ 67,537	9.00%
Noninterest-earning assets
Cash and due from banks	$93,705			$ 115,427
Premises and equipment, net	32,348			35,098
Other assets	348,690			361,070
Less allowance for loan and lease losses	(52,031)			(25,416)
Total assets	$ 4,764,515			$3,529,265
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Money market checking	$ 144,746	$148	0.41%	$ 134,072	$178	0.54%
Money market savings	788,475	2,714	1.40	523,989	1,932	1.50
Regular savings	63,659	352	2.24	53,783	393	2.96
Time deposits	1,008,944	8,035	3.23	1,100,909	11,631	4.28
Short-term borrowings	708,683	4,067	2.33	593,404	3,599	2.55
Long-term	30,069	662	8.93	26,051	569	8.86
Collateralized debt	446,454	2,984	2.71	--	--	--
Trust preferred securities	233,000	5,528	9.62	198,500	4,820	9.85
Total interest-bearing liabilities	$ 3,424,030	$ 24,490	2.90%	$2,630,708	$ 23,122	3.59%
Noninterest-bearing liabilities
Demand deposits	$ 786,196			$ 472,218
Other liabilities	191,731			148,629
Shareholders' equity	362,558			277,710
Total liabilities and shareholders' equity	$ 4,764,515			$3,529,265
Net interest income		$ 64,391			$ 44,415
Net interest income to average interest- earning assets			6.01%			5.92%

__________
(1) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended March 31, 2003 was $9.2 million, compared to $10.3 million for the same period in 2002. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the first quarter of 2003 totaled $69.6 million, compared to $51.6 million for the first three months of 2002. The increase in 2003 versus 2002 was primarily a result of a 137.3% increase in gain from sale of loans at the mortgage banking line of business as a result of market conditions and increased production resulting in increased secondary market deliveries. Partially offsetting these increases were higher amortization and impairment expense related to mortgage servicing rights as a result of declining interest rates and higher trading losses related to our residual assets due to increased prepayment speed and expected credit losses.

Noninterest Expense

     Noninterest expenses for the three months ended March 31, 2003 totaled $105.6 million, compared to $70.2 million for the same period in 2002. The increase in consolidated noninterest expense in 2003 is primarily related to higher personnel costs associated with our increased production at the mortgage banking line of business.

Consolidated Balance Sheet Analysis

     Total assets at March 31, 2003 were $5.4 billion, up 9.3% from December 31, 2002. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for the first quarter of 2003 were $4.8 billion, up 18.9% from the average assets in 2002. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business. Also, there was significant growth in loans held for sale at the mortgage banking line of business during the first quarter of 2003.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States and Canada. At March 31, 2003, 4.3% of our loan and lease portfolio was with our Canadian operation. We also extend credit to consumers in the United States through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2003	2002
	(In thousands)
Commercial, financial and agricultural	$ 1,362,750	$ 1,347,962
Real estate construction	326,711	314,851
Real estate mortgage	883,558	777,865
Consumer	33,296	27,857
Direct lease financing:
Domestic	315,943	291,711
Canadian	151,372	133,784
Unearned income:
Domestic	(64,483)	(59,287)
Canadian	(22,117)	(19,467)
Total	$ 2,987,030	$ 2,815,276

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:
	March 31,	December 31,
	2003	2002
	(In thousands)
U.S. Treasury and government obligations	$ 61,316	$ 60,868
Obligations of states and political subdivisions	3,950	4,210
Mortgage-backed securities	1,343	1,738
Other	1,191	1,132
Total	$ 67,800	$ 67,948

Deposits

     Total deposits for the first quarter of 2003 averaged $2.8 billion compared to deposits for the year 2002 that averaged $2.4 billion. Demand deposits for the first quarter of 2003 averaged $786.2 million, a 36.2% increase over the average balance for the year 2002. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first quarter of 2003, these escrow accounts averaged $587.1 million compared to an average of $409.4 million for the year 2002.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2003, institutional broker-sourced deposits totaled $432 million compared to a balance of $337 million at December 31, 2002. The increase in brokered deposits in 2003 relates to the increased funding needed to support the balance sheet growth in loans and loans held for sale, coupled with a desire to maintain a laddering of longer term wholesale funding.

Short-Term Borrowings

     Short-term borrowings during the first quarter of 2003 averaged $708.7 million compared to an average of $600.8 million for the year 2002. The increase in 2003 relates to the increased use of Federal Home Loan Bank advances to support the increase in first mortgages held for sale.

Long-Term and Collateralized Debt

     Long-term debt totaled $30.1 million at March 31, 2003, relatively unchanged from December 31, 2002. Collateralized debt totaled $711.1 million at March 31, 2003, compared to $391.4 million at December 31, 2002. The increased debt relates to secured financing transactions in the first quarter at our home equity lending and commercial finance lines of business. These securitization structures result in loans remaining as assets and debt borrowings being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases.

Capital

     Shareholders' equity averaged $362.6 million during the first quarter of 2003, up 13.3% compared to the average for the year 2002. Shareholders' equity balance of $371.5 million at March 31, 2003 represented $13.35 per common share, compared to $12.98 per common share at December 31, 2002. We paid $1.9 million in dividends in the first quarter of 2003, reflecting an increase of $0.0025 per share compared to a year ago.

     The following table sets forth our capital and capital ratios at the dates indicated:

	March 31,	December 31,
	2003	2002
	(In thousands)
Tier 1 capital	$ 475,308	$ 462,064
Tier 2 capital	195,302	196,092
Total risk-based capital	$ 670,610	$ 658,156
Risk-weighted assets	$ 4,993,540	$ 4,996,891
Risk-based ratios:
Tier 1 capital	9.5%	9.2%
Total capital	13.4	13.2
Tier 1 leverage ratio	9.8	9.7
Ending shareholders' equity to assets	6.9	7.4
Average shareholders' equity to assets	7.8	8.0

     At March 31, 2003, our total risk-adjusted capital ratio was 13.4% compared to the 10.0% required to be considered "well-capitalized" by the regulators and our internal minimum target of 11.0%. At December 31, 2002, our total risk-adjusted capital ratio was 13.2%. Our ending equity to assets ratio at March 31, 2003 was 6.9% compared to 7.4% at December 31, 2002. However, as previously discussed, temporary conditions that may have existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the quarter ended March 31, 2003 was 7.8% compared to 8.0% for the year 2002. Our Tier 1 capital totaled $475.3 million as of March 31, 2003, or 9.5% of risk-weighted assets.

Cash Flows Analysis

     Our cash and cash equivalents decreased $25.4 million during the first quarter of 2003 compared to a decrease of $35.4 million during the same period in 2002. Cash flows from operating activities resulted in a use of $305.8 million in cash and cash equivalents in the first quarter of 2003 compared to the first quarter of 2002 when our operations provided $27.7 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In the first quarter of 2003, our loans held for sale increased $317.0 million, thus increasing the cash used by operating activities.

Earnings Outlook

     Due to our recent mortgage origination activity and our diversified revenue strategy, we expect at the time of this filing that we will have consolidated earnings per share (diluted) in 2003 of at least $2.25 per share. This estimate is based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business. Our transition off securitization gain-on-sale accounting in our home equity line of business will have had a two-year history at the end of 2003. We believe that this transition, coupled with the continued growth of our other lines of business, will enable us over time to produce earnings growth and return on equity aligned with our long-term targets of 12% or better growth in earnings per share and 15% or better return on equity.

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

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

  Mortgage Banking
  Commercial Banking
  Home Equity Lending
  Commercial Finance
  Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:
	Three Months Ended March 31,
	2003	2002
	(In thousands)
Net income (loss):
Mortgage Banking	$ 19,639	$ 10,339
Commercial Banking	5,211	3,829
Home Equity Lending	(9,498)	(2,910)
Commercial Finance	(260)	379
Venture Capital	(1,328)	(855)
Other (including consolidating entries)	(1,988)	(836)
	$ 11,776	$ 9,946

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Selected Income Statement Data:
Net interest income	$ 16,065	$ 8,174
(Provision for) recovery of loan losses	53	(150)
Gain on sales of loans	91,228	38,447
Loan servicing fees	16,755	14,734
Amortization of servicing assets	(27,235)	(12,119)
(Impairment) recovery of servicing assets	(1,954)	10,733
Gain (loss) on derivatives	321	(8,127)
Gain on sales of mortgage servicing assets	4	(93)
Other income	1,864	1,894
Total net revenue	97,101	53,493
Operating expense	(65,213)	(36,412)
Income before taxes	31,888	17,081
Income taxes	(12,249)	(6,742)
Net income	$ 19,639	$ 10,339
Selected Operating Data:
Mortgage loan originations	$ 5,477,292	$ 1,949,394
Servicing sold as a % of originations	4.5%	10.9%

Selected Balance Sheet Data at End of Period:	March 31,	December 31,
	2003	2002
Total assets	$ 1,922,008	$ 1,631,406
Mortgage loans held for sale	1,517,671	1,239,309
Mortgage servicing assets	184,789	146,398
Short-term debt	958,258	809,921
Shareholder's equity	99,798	100,069
Selected Operating Data:
Servicing portfolio:
Balance at end of period	20,402,080	16,792,669
Weighted average coupon rate	6.37%	6.59%
Weighted average servicing fee	0.35	0.37

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), we are able to remove substantially all of the credit risk of these loans from our balance sheet. We securitize and sell mortgage loans to institutional and private investors but may retain the servicing rights. Loan origination demand and servicing values react in opposite directions to interest rate change as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 78% of our total revenues for the first quarter in 2003, compared to 62% for the first quarter in 2002. Our mortgage banking line of business contributed 167% of our net income this quarter, compared to 104% for the first quarter last year.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending, and, to a limited degree, through our Internet website. The retail channel originates loans through retail branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. During the fourth quarter of 2002 we launched our correspondent lending division. This division purchases closed mortgage loans primarily from small mortgage banks and retail banks. It is expected that this division will be a significant contributor to our originations in 2003 and will add meaningfully to our earnings. In the first quarter of 2003, this channel originated $1.1 billion of mortgage loans or 20.7% of our total production for the quarter. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally sponsored mortgage conduits, and institutional and private investors. Our mortgage banking line of business may retain servicing rights to the loans that it sells or securitizes.

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

Net Income

     Net income from mortgage banking for the three months ended March 31, 2003 was $19.6 million, compared to $10.3 million for the same period in 2002, an increase of 90%. This net income increase in 2003 primarily relates to increased production as a result of a declining interest rate environment.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Total originations	$ 5,477,292	$ 1,949,394
Percent retail loans	27.06%	35.57%
Percent wholesale loans	49.54	58.02
Percent correspondent	20.72	--
Percent brokered (1)	2.68	6.41
Percent refinances	70.27	53.83

__________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended March 31, 2003 totaled $5.5 billion, up 181% from the same period in 2002 as a result of the declining interest rate environment. Refinanced loans accounted for 70.3% of loan production for the first quarter of 2003 compared to 53.8% for the same period in 2002.

Net Revenue

     Net revenue for the three months ended March 31, 2003 totaled $97.1 million, compared to $53.5 million for the three months ended March 31, 2002.

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the first quarter in 2003 totaled $16.1 million compared to $8.2 million for the first quarter in 2002. The increase in net interest income in 2003 is a result of increased production related to the declining interest rate environment as well as an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet. Another contributor to the increase is the development of our correspondent channel where the bulk of net revenues comes from the warehousing process and where production fees are of lesser importance to profitability as compared to the retail and wholesale channels.

     Gain on sale of loans includes the valuation of newly created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are fair value adjustments to forward contracts and interest rate lock commitments. Gain on sale of loans for the three months ended March 31, 2003 totaled $91.2 million, compared to $38.4 million for the same period in 2002, an increase of 137.3%. This increase is attributable to increased production, market conditions and secondary market activity as a result of the declining interest rate environment.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $16.8 million for the first quarter of 2003, an increase of 13.7% from first quarter of 2002, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $27.2 million for the three months ended March 31, 2003, compared to $12.1 million during the first quarter of 2002. This increase relates to the increase in the underlying servicing portfolio, the shortening of estimated lives due to decrease in interest rates, and an enhancement we made to our mortgage asset amortization methodology during the first quarter of 2003. The methodology enhancement better aligns the amortization with current expected prepayment speeds. This change will likely result in a commensurate offset (positive or negative depending on the then current interest rate environment) to our quarterly servicing asset impairment.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. Impairment expense totaled $2.0 million during the first quarter of 2003, compared to recovery of $10.7 million during the same period of 2002. The significant increase in impairment expense in 2003 was a result of higher prepayment trends from declining interest rates throughout the comparative quarters. The impairment expense recorded in 2003 was somewhat offset by derivative gains of $0.3 million during the same period. Derivative losses of $8.1 million were recorded the first quarter of 2002. As a result, impairment expense net of derivative gains totaled $1.7 million in the first quarter of 2003 compared to an impairment recovery net of derivative losses of $2.6 million during the same period in 2002. At March 31, 2003, the mortgage line of business held $10.0 billion notional amount of Eurodollar future contracts and $2.8 billion notional amount in interest rate swaptions to manage the risk of our servicing assets. Notional amounts do not represent the amount at risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as "other assets," and changes in fair value are adjusted through earnings as "derivative gains," while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 4.5% of loan originations the first quarter of 2003, compared to 10.9% the first quarter of 2002. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, and the general level of risk tolerance of the mortgage banking line of business and the Corporation.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 18,097	$ 14,198
Incentive and commission pay	23,014	7,269
Other expenses	24,102	14,945
Total operating expenses	$ 65,213	$ 36,412
Number of employees(1)	2,055	1,539

__________
(1) On a full time equivalent basis.

     Operating expenses for the three months ended March 31, 2003 totaled $65.2 million, a 79.1% increase over the same period in 2002. Salaries and employee benefits including incentive and commission pay increased 91.5% during the first quarter of 2003 compared to the same period in 2002. These fluctuations reflect significant increases in production activities in 2003.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Three Months Ended March 31,	Year Ended December 31,
	2003	2002
	(Portfolio in billions)
Beginning servicing portfolio	$ 16.8	$ 12.9
Mortgage loan closings	5.3	10.8
Sales of servicing rights	(0.1)	(2.9)
Run-off(1)	(1.6)	(4.0)
Ending servicing portfolio	$ 20.4	$ 16.8
Number of loans (end of period)	163,083	137,738
Average loan size	$ 125,102	$ 121,917
Percent Government National Mortgage Association (GNMA) and state housing programs	32%	37%
Percent conventional and other	60	55
Percent warehouse	8	8
Delinquency ratio	4.2	5.3
Mortgage servicing assets to related servicing portfolio(2)	0.9	0.9

__________
(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.
(2) Excludes loans held for sale (warehouse) and any deferred service release premium on warehouse as well as pre-1995 servicing rights and related servicing portfolio.

     Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $20.4 billion at March 31, 2003, a 21.5% increase from the December 31, 2002 balance of $16.8 billion. The increase in 2003 reflects the strong mortgage production we have experienced along with greater retention of servicing on loans sold over the past year. We believe that the relative growth of the conventional portion of the portfolio is the result of heavy refinance activity in 2003 where conventional loans made up a higher than normal portion of our originations.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. At March 31, 2003, we estimated the fair value of these assets to be $187.4 million in the aggregate, or $2.7 million greater than the carrying value on the balance sheet. At December 31, 2002, we estimated the fair value of these assets to be $150.8 million in the aggregate, or $4.4 million greater than the carrying value on the balance sheet. Fair value declined relative to carrying value as a result of the higher prepayment trends from declining interest rates and decreasing cushion in a number of valuation strata.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$ 27,630	$ 25,972
Interest expense	(8,603)	(9,881)
Net interest income	19,027	16,091
Provision for loan and lease losses	(1,580)	(2,170)
Noninterest income	5,129	4,365
Operating expense	(13,905)	(12,033)
Income before taxes	8,671	6,253
Income taxes	(3,460)	(2,424)
Net income	$ 5,211	$ 3,829

	March 31,	December 31,
Selected Balance Sheet Data at End of Period	2003	2002
Total assets	$ 2,069,174	$ 1,969,957
Loans	1,849,778	1,823,304
Allowance for loan and lease losses	21,359	20,725
Deposits	1,867,174	1,733,864
Shareholder's equity	145,119	154,423

	March 31,	December 31,
Daily Averages:	2003	2002
Assets	$ 1,979,833	$ 1,802,896
Loans	1,837,066	1,693,426
Allowance for loan and lease losses	21,433	17,823
Deposits	1,763,608	1,583,926
Shareholder's equity	141,400	140,249
Shareholder's equity to assets	7.14%	7.78%

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Net Income

     Commercial banking net income increased to $5.2 million during the first quarter of 2003, compared to $3.8 million for the same period in 2002. Results in 2003 reflect growth of $2.9 million in net interest income over 2002.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net interest income	$ 19,027	$ 16,091
Average interest earning assets	1,916,236	1,596,021
Net interest margin	4.03%	4.09%

     Net interest income was $19.0 million for the first quarter of 2003, an increase of 18.2% over first quarter of 2002. The 2003 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2003 was 4.03%, compared to 4.09% for the same period in 2002. The line of business increased its core deposits to $1.6 billion, an increase of 3.6% since year end, reflecting success in deposit gathering initiatives.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Trust fees	$ 477	$ 564
Service charges on deposit accounts	1,217	1,175
Insurance commissions, fees and premiums	608	431
Gain from sales of loans	2,312	1,260
Loan servicing fees	284	210
Amortization and impairment of servicing assets	(774)	(249)
Brokerage fees	262	358
Other	743	616
Total noninterest income	$ 5,129	$ 4,365
Total noninterest income to total net revenues	22. 7%	23.9%

     Noninterest income during the first quarter of 2003 increased 17.5% over 2002. This increase was due primarily to higher gains from sales of loans related to increased mortgage production. These increases were partially offset by increased impairment and amortization charges recorded against mortgage servicing assets in this line of business. The commercial banking line of business has a first mortgage servicing portfolio totaling $387.4 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at March 31, 2003 to be $2.4 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 8,925	$ 7,100
Other expenses	4,980	4,933
Total operating expenses	$ 13,905	$ 12,033
Number of employees at period end(1)	467	427

__________
(1) On a full time equivalent basis.

     Operating expenses for the three months ended March 31, 2003 totaled $13.9 million, an increase of 15.5% over the same period in 2002. While operating expenses increased 15.5%, net revenues increased 23.5% in the first quarter of 2003 compared to 2002, indicative of improved operating efficiency.

Balance Sheet

     Year-to-date total assets as of March 31, 2003 averaged $2.0 billion compared to $1.8 billion for the year ended December 31, 2002. Year-to-date average earning assets as of March 31, 2003 averaged $1.9 billion compared to $1.6 billion for the year 2002. The most significant component of the increase in 2003 was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts into new markets. Average core deposits for the first quarter of 2003 totaled $1.5 billion, an increase of 1.1% over average core deposits in the fourth quarter 2002.

Credit Quality

     Nonperforming loans and the allowance for loan losses have increased in 2003 over 2002 reflecting general economic conditions and portfolio growth. In addition, a single credit placed in non-accrual status during the quarter accounted for a significant portion of the increase. We believe we are adequately reserved for potential losses on this loan considering the collateral and workout plans in place. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:
	March 31,	December 31,
	2003	2002
(Dollars in thousands)
Nonperforming loans	$ 20,833	$ 14,970
Other real estate owned	1,036	96
Total nonperforming assets	$ 21,869	$ 15,066
Nonperforming assets to total assets	1.06%	0.76%
Allowance for loan losses	$ 21,359	$ 20,725
Allowance for loan losses to total loans	1.15%	1.14%

For the Period Ended:	March 31,	March 31,
	2003	2002
Provision for loan losses	$ 1,580	$ 2,170
Net charge-offs	$ 946	$ 715
Annualized net charge-offs to average loans	0.21%	0.22%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Selected Income Statement Data
Net interest income	$ 26,412	$ 18,133
Provision for loan losses	(4,880)	(6,578)
Gain on sales of loans	1,971	7,721
Loan servicing fees	4,673	3,528
Amortization and impairment of servicing assets	(3,901)	(1,657)
Trading (losses) gains	(17,789)	(7,303)
Other income	65	256
Total net revenues	6,551	14,100
Operating expenses	(22,381)	(18,950)
Income before taxes	(15,830)	(4,850)
Income taxes	6,332	1,940
Net income (loss)	$ (9,498)	$ (2,910)
Selected Operating Data:
Loan volume (quarterly):
Lines of credit	$73,459	$101,193
Loans	205,091	145,544
Gain on sale of loans to loans sold	2.29%	4.27%

Selected Balance Sheet Data:	March 31, 2003	December 31, 2002
Home equity loans and lines of credit (1)	$ 739,399	$ 626,355
Allowance for loan losses	(23,203)	(21,689)
Home equity loans held for sale	112,429	75,540
Residual assets -- trading (2)	132,020	157,065
Short-term debt	43,532	201,328
Collateralized borrowings	652,105	391,425
Shareholders' equity	154,233	155,831
Selected Operating Data:
Total managed portfolio balance at end of period (3)	1,843,266	1,830,339
Delinquency ratio	5.5%	6.0%
Total managed portfolio including credit risk sold balance at end of period	$2,548,166	$2,502,685
Weighted average coupon rate:
Lines of credit	10.38%	10.79%
Loans	13.08	13.50
Net home equity charge-offs to average managed portfolio	3.57	2.90

__________
(1) Includes $661.5 million and $392.4 million of collateralized loans at March 31, 2003 and December 31, 2002, respectively, as part of securitized financings.
(2) Includes $55.7 million and $82.5 million of residual assets at March 31, 2003 and December 31, 2002, respectively, that would be considered credit-enhancing interest-only strips (CEIOS) under new federal banking regulations.
(3) "Managed portfolio" includes all loans we manage (on-balance sheet and off-balance sheet) for which we retain credit risk. See Securitization section below for further discussion of off-balance sheet structures.
(4) "Managed portfolio including credit risk sold" includes the managed portfolio as well as whole loans sold with servicing retained and off-balance sheet loans with the credit risk (residual) sold to third parties. See Securitization section below for further discussion of off-balance sheet structures.

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

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the relative loan-to-value (LTV) ratio of the loan at origination. For example, everything being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the quarter ended March 31, 2003, HLTV home equity loans made up 50.1% of our loan originations and 62.4% of our managed portfolio. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have in place policies governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months' interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 80.6%, or $1.5 billion, of our home equity managed portfolio at March 31, 2003 has early repayment provisions.

     Generally we either sell loans through whole loan sales or we securitize them as financings. We normally retain the servicing rights for the loans we sell. To address new capital rules, in 2002 we began using securitizations accounted for as on-balance sheet financing and whole loan sales, while eliminating our use of securitization structures requiring gain-on-sale accounting and the creation of residual interests.

     As we discussed in our 2002 annual report on Form 10-K, we responded to economic weakness and rising consumer delinquencies and defaults by implementing a new origination and underwriting strategy in late 2002. Our objective was to increase focus on customers whose credit history would suggest lower risk of default on loans we extended. It is our expectation that over time, our loss rates on this new production will be lower than that for our production up to that point and our overall risk-adjusted profitability will improve. While our originations during the first quarter of 2003 still reflect a transition from previous to revised underwriting guidelines and, as such, current originations may not reflect the impact of these changes, the table below is illustrative of the changes we see in customer profile.
	For the Three Months Ended
	March 31, 2003	December 31, 2002
Total Originations (in thousands)	$ 278,550	$ 261,997
Weighted Average Coupon	9.60%	11.26%
Loans up to 100% CLTV	9.44	10.21
Lines of credit up to 100% CLTV	7.32	8.52
Loans up to 125% CLTV	11.46	13.26
Lines of credit up to 125% CLTV	10.60	12.90
First mortgage loans to 100% LTV	7.19	7.86
Weighted Average FICO score	681	670
Loans up to 100% CLTV	673	662
Lines of credit up to 100% CLTV	673	665
Loans up to 125% CLTV	682	675
Lines of credit up to 125% CLTV	696	670
First mortgage loans to 100% LTV	687	675
Weighted Average Disposable Income (in dollars) (1)	$ 4,717	$ 4,414
Loans up to 100% CLTV	4,711	4,365
Lines of credit up to 100% CLTV	5,937	5,794
Loans up to 125% CLTV	4,162	3,733
Lines of credit up to 125% CLTV	4,330	3,976
First mortgage loans up to 100% LTV	4,949	4,921

_____________
(1) We define Disposable Income as gross monthly income (from all sources) minus all monthly debt payments.

Portfolio Mix

     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of March 31, 2003 and December 31, 2002:

State	March 31, 2003	December 31, 2002
California	19.3%	20.1%
Florida	7.6	7.4
Virginia	5.6	5.5
Maryland	5.6	5.2
Ohio	5.2	5.3
All other states	56.7	56.5
Total	100.0%	100.0%
Total managed (in thousands)	$ 1,843,266	$ 1,830,339

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of March 31, 2003:

	Amount	% of Total	Weighted Average Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$ 245,183	13.30%	11.31%
Home equity lines of credit < = 100% CLTV	405,284	21.99	9.15
Total <= 100% CLTV	650,467	35.29	9.96
Home equity loans > 100% CLTV	717,784	38.94	14.23
Home equity lines of credit > 100% CLTV	387,169	21.00	11.91
Total > 100% CLTV	1,104,953	59.95	13.42
First mortgages	42,582	2.31	7.88
Other (including Immediate Credit)	45,264	2.46	13.94
Total	$ 1,843,266	100.00%	12.08%

     At March 31, 2003, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions are as follows:

	March 31, 2003	December 31, 2002
	(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$ 132,020	$ 157,065
Weighted-average life (in years)	1.62	1.91

Prepayment speed assumptions (annual rate)	36.16%	32.37%
Impact on fair value of 10% adverse change (39.78%)	($952)
Impact on fair value of 25% adverse change (45.20%)	(3,141)

Expected credit losses (annual rate)	4.86%	3.57%
Impact on fair value of 10% adverse change (5.35%)	($6,391)
Impact on fair value of 25% adverse change (6.08%)	(15,876)

Residual cash flows discount rate (average annual rate)	18.65%	18.69%
Impact on fair value of 10% adverse change (20.52%)	($3,507)
Impact on fair value of 25% adverse change (23.31%)	(8,463)

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

     The securitization structures we used prior to 2002 qualified as sales of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. Although we recognized gains on the sale of loans in the period in which such loans were sold, we expect to receive cash (representing the excess spread, overcollateralization if applicable, and servicing fees) over the lives of the loans. Concurrent with recognizing such gains on sale, we recorded the future expected receipt of discounted cash flow as a residual interest, which is currently included on our consolidated balance sheet as part of "trading assets." We recognized gains on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as unrealized gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the residuals using prepayment, default, and discount rate assumptions that we believe market participants would use for similar financial instruments.

     Based on changes to our funding practices to adjust to new regulatory capital rules discussed later in this section, we began using securitization structures that do not qualify as loan sales and therefore are not accounted for using gain-on-sale treatment under generally accepted accounting principles, but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

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

     Our managed portfolio is separated into $1.0 billion of loans and lines of credit originated, securitized, and treated as sold loans under SFAS 140 and $0.9 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale. Generally, loans originated prior to 2002 and treated as sold under SFAS 140 have a reserve methodology that reflects life of account loss expectations, whereas our policy for on-balance sheet loans requires that we hold, at a minimum at least twelve months coverage in sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. The following table sets forth certain information for each of these portfolios.

Managed Portfolio Including Credit Risk Sold	March 31, 2003	December 31, 2002
Total Loans	$ 2,548,166	$ 2,502,685
30 days past due	4.74%	5.12%
90 days past due	2.41	2.40
Annualized QTD Net Chargeoff Rate	2.96	2.42
Loan Loss Reserve	$ 23,203	$ 21,689

Managed Portfolio
Total Loans	$ 1,843,266	$ 1,830,339
30 days past due	5.55%	6.01%
90 days past due	2.83	2.80
Annualized QTD Net Chargeoff Rate	3.57	2.78
Loan Loss Reserve	$ 23,203	$ 21,689
Residual Undiscounted Losses	80,610	79,746

Unsold Loans
Total Loans (1)	$ 855,986	$ 706,899
30 days past due	2.66%	3.01%
90 days past due	1.36	1.38
Annualized QTD Net Chargeoff Rate	1.74	1.34
Loan Loss Reserve	$ 23,203	$ 21,689

Owned Residual
Total Loans	$ 987,280	$ 1,123,440
30 days past due	8.05%	7.89%
90 days past due	4.10	3.69
Annualized QTD Net Chargeoff Rate	4.95	3.70
Residual Undiscounted Losses	$ 80,610	$ 79,746

Credit Risk Sold
Total Loans	$ 704,900	$ 672,346
30 days past due	2.62%	2.71%
90 days past due	1.32	1.32

Whole Loan Sales
Total Loans	$ 601,701	$ 552,660
30 days past due	1.22%	0.89%
90 days past due	0.41	0.31

Sold Residuals
Total Loans	$ 103,199	$ 119,686
30 days past due	10.80%	11.12%
90 days past due	6.62	5.97

____________
(1) Excludes deferred fees and costs.

      In our home equity lending business, we generally retain credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 5.5% at March 31, 2003, and 6.0% at December 31, 2002. Current economic conditions have caused us to increase near-term expectations for increases in losses and make it difficult for us to predict with accuracy what short-term losses are expected to be.

Net Income

     Our home equity lending business recorded a net loss of $9.5 million during the three months ended March 31, 2003, compared to a net loss for the same period in 2002 of $2.9 million. The increased loss in the first quarter of 2003 relates primarily unrealized trading losses recorded during the quarter to write down our residual assets to fair value.

Net Revenue

     Net revenue for the three months ended March 31, 2003 totaled $6.6 million, compared to net revenue for the three months ended March 31, 2002 of $14.1 million. The reduction in revenues is primarily a result of increased trading losses related to marking the residual assets to fair value to reflect our view that the effects of the economic weakness of 2001 and 2002 will continue throughout most of 2003 and our estimate that prepayment speeds will remain high throughout 2003. Trading losses during the three months ended March 31, 2003 totaled $17.8 million compared to losses of $7.3 million during the same period in 2002. In addition, we recognized less gain on sale of loans as we have transitioned away from securitization structures accounted for under SFAS 140 using gain-on-sale accounting treatment and as our mix of current whole loan sales has changed to include more lower margin, first mortgage loans in the current low interest rate environment.

     During the first quarter of 2003, our home equity lending business produced $278.6 million of home equity loans, compared to $246.7 million during the same period in 2002. Our home equity lending business had $828.6 million of net loans and loans held for sale at March 31, 2003, compared to $680.2 million at December 31, 2002. The increase in 2003 relates to the buildup of the on-balance sheet loan portfolio as part of the transition away from gain-on-sale accounting in our securitizations. Included in the loan balance at March 31, 2003 were $661.5 million of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Net interest income	$ 26,412	$ 18,133
Provision for loan losses	(4,880)	(6,578)
Gain on sales of loans	1,971	7,721
Loan servicing fees	4,673	3,528
Amortization and impairment of servicing assets	(3,901)	(1,657)
Trading losses	(17,789)	(7,303)
Other income	65	256
Total net revenue	$ 6,551	$ 14,100

     Net interest income increased to $26.4 million for the three months ended March 31, 2003, compared to $18.1 million for the same period in 2002. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which accretion totaled $7.0 million during the first three months of 2003 versus $9.3 million in 2002 for the same period.

     Gains on sales of loans for the three months ended March 31, 2003 totaled $2.0 million, compared to $7.7 million during the same period in 2002. The significant decline in gains in 2003 relates to the transition away from securitization structures requiring gain-on-sale accounting. We had a securitization of $0.3 billion of loans during the first quarter of 2003 that we accounted for as a secured financing with no gain on sale. See further discussion of this subject in the section titled, "Securitizations." We completed whole loan sales during the first quarter of 2003 of $86.1 million resulting in a gain of $2.0 million. We do not record a residual interest as a result of these whole loan sales. These are cash sales for which we receive a premium, record a servicing asset, and monetize any points and fees at the time of sale. We securitized $31.7 million of loans in the first quarter of 2002 using gain-on-sale securitization accounting.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. At March 31, 2003, net servicing assets totaled $24.4 million, compared to a balance of $26.4 million at December 31, 2002. Servicing asset amortization and impairment expense totaled $3.9 million during the first quarter of 2003, compared to $1.7 million for the three months ended March 31, 2002.

     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading losses totaled $17.8 million in the first quarter of 2003 compared to $7.3 million for the same period in 2002. Residual interests had a balance of $132.0 million at March 31, 2003 and $157.1 million at December 31, 2002. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future, up or down. These adjustments could have a material effect on our earnings. The increased unrealized trading losses in the first quarter of 2003 principally reflect higher expected loss rates and prepayment speeds. These higher expected loss rates are reflective of the continued weakness in the economy and a slower rate of recovery in the delinquency of the portfolio than we had anticipated. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted continuously to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 13,062	$ 11,927
Other	9,319	7,023
Total operating expenses	$ 22,381	$ 18,950
Number of employees at period end	686	765

     Operating expenses were $22.4 million for the three months ended March 31, 2003, compared to $19.0 million for the same period in 2002. Salaries expense in 2002 included the reversal of approximately $2.3 million due to the decline in the value of the minority ownership interest during that period. In 2003, there was a $31 thousand similar reversal included in salaries expense.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:
	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$ 4,807	$ 3,392
Provision for loan and lease losses	(2,864)	(1,433)
Noninterest income	835	786
Total net revenues	2,778	2,745
Salaries, pension, and other employee expense	(2,606)	(2,184)
Other expense	(722)	(670)
Loss before taxes and cumulative effect of change in accounting principle	(550)	(109)
Income taxes	290	(7)
Loss before cumulative effect of change in accounting principle	(260)	(116)
Cumulative effect of change in accounting principle	--	495
Net income (loss)	$ (260)	$ 379
Selected Operating Data:
Net charge-offs	$ 1,812	$ 878
Net interest margin	5.47%	5.09%
Total fundings of loans and leases	$ 57,609	$ 39,679

Selected Balance Sheet Data at End of Period:	March 31, 2003	December 31, 2002
Total assets	$ 381,026	$ 343,384
Loans and leases	379,985	345,844
Allowance for loan and lease losses	(8,840)	(7,657)
Shareholders' equity	33,552	29,236

Overview

     In our commercial finance line of business, we originate transactions through established U.S. and Canadian relationships with vendors and manufacturers, some select brokers, and direct relationships with franchisees. The majority of our loans and leases are full payout, small-ticket loans and leases secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans, and our leases are full payout with higher transaction sizes than in our small-ticket channel. The franchise channel also finances real estate for select franchise systems. We finance a variety of commercial and office equipment and try to limit the industry, franchise concept and geographic concentrations in our loan and lease portfolio.

     During the three months ended March 31, 2003, the commercial finance line of business incurred a loss of $0.3 million, compared to net income of $0.4 million for the three months ending March 31, 2002. The 2002 results include a $0.5 million benefit from a cumulative effect of an accounting change related to the reversal of unamortized negative goodwill related to the acquisition of Onset. This line of business originated $57.6 million in loans and leases the first quarter, compared to $39.7 million during the same period in 2002. The line of business portfolio at March 31, 2003 was $380.0 million compared to $345.8 million at December 31, 2002.

     We had nonperforming loans and leases at March 31, 2003 totaling $4.7 million, compared to non-performing loans and leases at December 31, 2002 totaling $4.9 million. Allowance for loan and lease losses at March 31, 2003 was $8.8 million, representing 2.3% of total loans and leases, compared to a balance at December 31, 2002 of $7.7 million, representing 2.21% of total leases. Net charge-offs recorded by this line of business totaled $1.8 million during the first quarter of 2003 compared to $0.9 million for the first quarter in 2002. The increased allowance and charge-offs were principally the result of continued deterioration in the credit quality of the broker-based, small ticket portion of our domestic portfolio. For the past year, we have taken steps to reduce our concentration in this portion of our portfolio and we have made substantial underwriting changes in this portfolio. In the future, we expect our concentration in vendor-based small ticket products (both domestically and Canadian) and franchise finance to grow as a proportion of the line of business' portfolio.

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2003	2002
	(Dollars in thousands)
Franchise loans	$ 116,547	$ 95,753
Weighted average yield	8.79%	9.01%
Delinquency ratio	0.20	0.30
Domestic leases	$ 134,182	$ 135,775
Weighted average yield	10.22%	10.37%
Delinquency ratio	1.54	1.41
Canadian leases (1)	$ 129,255	$ 114,316
Weighted average yield	10.80%	10.95%
Delinquency ratio	1.04	1.03

__________
(1) In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Selected Income Statement Data:
Net interest income	$ 7	$ 11
Mark-to-market adjustment on investments	(2,259)	(1,465)
Noninterest income	147	192
Total net revenues	(2,105)	(1,262)
Operating expense	(108)	(164)
Loss before taxes	(2,213)	(1,426)
Income tax benefit	885	571
Net loss	$ (1,328)	$ (855)

Selected Balance Sheet Data at End of Period:	March 31, 2003	December 31, 2002
Investment in portfolio companies (cost)	$ 13,964	$ 12,620
Mark-to-market adjustment	(10,381)	(8,123)
Carrying value of portfolio companies	$ 3,583	$ 4,497

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of March 31, 2003, with an aggregate investment cost of $14.0 million and a carrying value of $3.6 million.

     During the three months ended March 31, 2003, the venture capital line of business recorded a net loss of $1.3 million, compared to a net loss of $0.9 million for the first quarter in 2002. The decline in net income is primarily due to valuation adjustments to reflect the company's portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled a net loss of $2.0 million for the three months ended March 31, 2003, compared to a loss of $0.8 million during the same period in 2002. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in the 2002 first quarter loss at the parent was a $0.9 million benefit related to the reversal of a portion of a liability associated with key employee retention initiatives at the home equity lending line of business, compared with a $45 thousand benefit in the first quarter of 2003.

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

     Our Chairman, Executive Vice President, Senior Vice President, Chief Financial Officer, Vice President Financial Risk Management, and Vice President Operational Risk Management meet on a monthly basis (or more frequently as appropriate) as an Executive Risk Management Committee (ERMC), reporting to the Board of Directors' Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks, although these risks are typically managed at the line of business level. The ERMC provides independent review and enhancement of those lines of business' risk management processes and establishes independent oversight of our risk reporting, surveillance and model parameter changes.

     Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. In addition, the mortgage banking line of business assumes some credit risk although its mortgages typically are insured.

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business have the most potential to have a significant effect on our consolidated financial performance. These lines of business manage credit risk through the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis that incorporates both a quantitative and qualitative element. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type.

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

     Net charge-offs for the three months ended March 31, 2003 were $6.1 million, or 0.86% of average loans, compared to $4.0 million, or 0.71% of average loans during the same period in 2002. At March 31, 2003, the allowance for loan and lease losses was $54.2 million or 1.81% of outstanding loans and leases, compared to $50.9 million or 1.81% at year-end 2002. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality, as well as the new balance sheet retention of home equity loans.

     Total nonperforming loans and leases at March 31, 2003, were $38.6 million, compared to $31.1 million at December 31, 2002. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2003 were 1.29%, compared to 1.11% at December 31, 2002. The 2003 increase occurred primarily at the commercial banking line of business where nonperforming loans increased to $20.8 million at March 31, 2003, compared to $15.0 million at the end of 2002.

     Other real estate we owned totaled $4.8 million at March 31, 2003, down from $5.3 million at December 31, 2002. The decrease in 2003 was primarily attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at March 31, 2003 were $43.4 million, or 0.81% of total assets compared to nonperforming assets at December 31, 2002, of $36.4 million, or 0.75% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:
	March 31,	December 31,
	2003	2002
	(In thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$ 251	$ 30
Real estate mortgages	--	--
Consumer loans	647	688
Lease financing:
Domestic	45	220
Canadian	163	143
	1,106	1,081
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	19,597	13,798
Real estate mortgages	13,106	11,308
Consumer loans	337	454
Lease financing:
Domestic	2,964	3,415
Canadian	1,507	1,077
	37,511	30,052
Total nonperforming loans and leases	38,617	31,133
Other real estate owned:
Other real estate owned	4,773	5,272
Total nonperforming assets	$ 43,390	$ 36,405
Nonperforming loans and leases to total loans and leases	1.29%	1.11%
Nonperforming assets to total assets	0.81%	0.75%

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $43.4 million of nonperforming assets at March 31, 2003, were concentrated at our lines of business as follows (in millions):
Mortgage banking	$ 3.3
Commercial banking	21.9
Home equity lending	13.5
Commercial finance	4.7

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for "accruing loans past due 90 days or more" or in the amounts shown for "nonaccrual loans and leases."

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2003, the ratio of loans and loans held for sale to total deposits was 153%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($1.6 billion) and second mortgage loans financed through matched-term secured financing ($0.7 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. Excluding these two items, our loans to deposit ratio at March 31, 2003 was 74.3%.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the first quarter of 2003, the home equity lending line of business produced $0.3 billion and the sum of home equity loan sales and secured financings totaled $0.4 billion.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits made into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remain for much longer. At March 31, 2003, these deposit types totaled $1.2 billion, relatively unchanged from December 31, 2002.

     Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2003, CDs issued directly to customers totaled $0.7 billion, which was an increase of $0.1 billion from December 31, 2002. Brokered CDs are typically considered to have higher liquidity risk than CDs issued directly to customers since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. CDs issued through brokers totaled $0.4 billion at March 31, 2003, and had an average remaining life of 19 months as compared to $0.3 billion outstanding with a 22 month average remaining life at December 31, 2002.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority. At March 31, 2003, these balances totaled $0.7 billion, which was a $0.1 billion increase from December 31, 2002.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2003, FHLBI borrowings outstanding totaled $0.4 billion, a $0.1 billion decrease from December 31, 2002. We had sufficient collateral pledged to FHLBI at March 31, 2003 to borrow an additional $0.6 billion, if needed, and a total facility with the FHLBI of $1.1 billion.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At March 31, 2003, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

  Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility
  Warehouse borrowing facilities to fund first mortgage loans: $282 million outstanding on a $600 million committed borrowing facility
  Lines of credit with correspondent banks, including fed funds lines: $73 million outstanding out of $225 million available

     Interest Rate Risk. Because all of our assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     An asset/liability management committee (ALMC) at each of our lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Our parent company ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented on each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.

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

  the type of risk we are trying to mitigate;
  offsetting factors elsewhere in the Corporation;
  the level of current capital above our target minimums;
  time remaining in the quarter (i.e., days until quarter-end);
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

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2003. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2003, although certain accounts such as "Official Checks and Due From" are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

     Specifically, the volume of derivative contracts entered into to manage the risk of mortgage servicing rights (MSRs) fluctuates from quarter to quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. It is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below.

Economic Value Change Method

	Present Value at March 31, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets
Loans and other assets	$ 3,381,443	$ 3,350,058	$ 3,308,215	$ 3,264,861	$ 3,219,880
Loans held for sale	1,639,847	1,638,706	1,635,068	1,631,225	1,627,219
Mortgage servicing rights	121,313	147,034	214,173	332,786	416,366
Residual interests	107,079	119,347	132,020	144,986	157,032
Interest sensitive financial derivatives	111,196	66,498	17,852	(26,587)	(81,066)
Total interest sensitive assets	$ 5,360,878	$ 5,321,643	$ 5,307,328	$ 5,347,271	$ 5,339,431
Interest Sensitive Liabilities
Deposits	(3,058,338)	(3,051,123)	(3,038,630)	(3,026,881)	(3,015,456)
Short-term borrowings	(873,911)	(873,874)	(873,333)	(872,796)	(872,262)
Long-term debt	(964,285)	(953,288)	(940,538)	(925,645)	(909,847)
Total interest sensitive liabilities	(4,896,534)	(4,878,285)	(4,852,501)	(4,825,322)	(4,797,565)
Net market value as of March 31, 2003	$ 464,344	$ 443,358	$ 454,827	$ 521,949	$ 541,866
Change from current	$ 9,517	$ (11,469)	$ --	$ 67,122	$ 87,039
Net market value as of December 31, 2002	$ 449,493	$ 444,059	$ 456,510	$ 518,260	$ 534,107
Potential change	$ (7,017)	$ (12,451)	$ --	$ 61,750	$ 77,597

GAAP-Based Value Change Method

	Present Value at March 31, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets
Loans and other assets (1)	$ --	$ --	$ --	$ --	$ --
Loans held for sale	1,631,829	1,631,829	1,631,829	1,627,986	1,623,980
Mortgage servicing rights	121,313	147,034	211,612	299,683	336,012
Residual interests	107,079	119,347	132,020	144,986	157,032
Interest sensitive financial derivatives	111,196	66,498	17,852	(26,587)	(81,066)
Total interest sensitive assets	1,971,417	1,964,708	1,993,313	2,046,068	2,035,958
Interest Sensitive Liabilities
Deposits (1)	--	--	--	--	--
Short-term borrowings (1)	--	--	--	--	--
Long-term debt (1)	--	--	--	--	--
Total interest sensitive liabilities (1)	--	--	--	--	--
Net market value as of March 31, 2003	$ 1,971,417	$ 1,964,708	$ 1,993,313	$ 2,046,068	$ 2,035,958
Potential change	$ (21,896)	$ (28,605)	$ --	$ 52,755	$ 42,645
Net market value as of December 31, 2002	$ 1,618,460	$ 1,629,506	$ 1,656,461	$ 1,722,027	$ 1,715,012
Potential change	$ (38,001)	$ (26,955)	$ --	$ 65,566	$ 58,551

__________
(1) Value does not change in GAAP presentation.

     Operational Risk. Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include regulatory, reputational and legal risks, as well as the potential for processing errors, internal or external fraud, failure of computer systems, and external events that are beyond the control of the Corporation, such as natural disasters.

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

     The financial services business is highly regulated. Failure to comply with these regulations could result in substantial monetary or other damages that could be material to our financial position. Statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks, thrifts and mortgage companies by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.

     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations, referred to as the BHC act. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.

     As a result of the movement of residuals from Irwin Union Bank and Trust to the Corporation in 2001 and 2002, our subsidiary, Irwin Union Bank and Trust, has certain restrictions on paying dividends to us.

     Derivative Financial Instruments

     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS No. 133. These derivatives are classified as other assets and other liabilities and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

     We entered into an interest rate swap to hedge a newly-issued $25.0 million brokered certificate of deposit. This swap had a notional amount (which does not represent the amount at risk) of $25.0 million as of March 31, 2003. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one month LIBOR. This swap had an immaterial gain during the first quarter.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of these forward contracts (which does not represent the amount at risk) totaled $3.1 billion and $2.2 billion at March 31, 2003 and December 31, 2002, respectively. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS No. 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at March 31, 2003 was $11.3 million and the hedge ineffectiveness for the quarter then ended was $3.6 million. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At March 31, 2003, we had a notional amount of rate lock commitments outstanding totaling $2.8 billion with a fair value of $17.8 million. Notional amounts do not represent the amount at risk. A net increase in fair value of these derivatives totaling $6.2 million during the quarter ended March 31, 2003 was recorded in gain from sale of loans.

     Certain of our fixed rate loans and leases are funded with floating rate liabilities. To hedge such mismatches, we own four interest rate caps, which had a fair value of $0.4 million and a notional amount of $113.3 million at March 31, 2003. Notional amounts do not represent the amount at risk. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the other two interest rate caps as other income on the income statement. For the three months ended March 31, 2003, we recorded an immaterial loss in other income and in accumulated other comprehensive income related to these derivative products.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. For the three months ended March 31, 2003, we recorded gains of $0.3 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as derivative gains. At March 31, 2003, we held $10.0 billion in notional amount of Eurodollar contracts, with expirations ranging from the second quarter of 2003 to the first quarter of 2009. The financial instrument underlying the Eurodollar futures contracts is the three-month LIBOR. We also held open swaption positions with a notional value totaling $2.8 billion at March 31, 2003, all of which had final maturities of April 1, 2003. The size and mix of these positions change during the quarter based upon many factors. Period-end positions may or may not be indicative of our net risk exposure throughout the quarter. Notional amounts do not represent the amount at risk.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $3.8 million and $2.4 million as of March 31, 2003. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the lease portfolio, and have an average remaining maturity of approximately five months. Notional amounts do not represent the amount at risk. Fair value changes in the value of these swaps were immaterial during the first quarter.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $104.6 million in forward contracts outstanding as of March 31, 2003. Notional amounts do not represent the amount at risk. For the three months ended March 31, 2003, we recognized losses on these contracts of $6.8 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain on the intercompany loans was also $6.8 million during the three months ended March 31, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 38 through 39.

Item 4. Controls and Procedures.

     As of March 31, 2003, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003 to provide reasonable assurance that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which the Form 10-Q was being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

PART II. Other Information.

Item 1. Legal Proceedings.

Culpepper and related cases.

     As described in our Annual Report on Form 10-K for the Year Ended 2002, our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in Culpepper v. Inland Mortgage Corporation, a class action lawsuit in the United States District Court for the Northern District of Alabama. The suit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) in connection with certain payments Irwin Mortgage made to mortgage brokers.

     In connection with Culpepper, our Report of Form 10-K described three other lawsuits pending against Irwin Mortgage in the Circuit Court of Calhoun County, Alabama (Cook v Irwin Mortgage, Ford v. Irwin Mortgage, and Hill v. Irwin Mortgage) seeking class action status and alleging claims based on payments similar to those at issue in Culpepper. In April, 2003, Irwin Mortgage and the plaintiffs reached an agreement in principle to settle Cook, Ford and Hill for a nonmaterial amount.

     We and our subsidiaries are from time to time engaged in various matters of litigation including the matters described above and those disclosed in our Annual Report on Form 10-K for the Year Ended 2002, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above and in our Annual Report on Form 10-K. Reserves have been established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

Item 2. Changes in Securities and Use of Proceeds.

     (c) The Corporation issued shares of common stock pursuant to elections made by four out of the eight of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees as indicated in the table below. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Date Issued	Number of Shares
March 31, 2003	755

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

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

10.1	*Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.2	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 0-06835.)

10.3	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)

10.4	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form10-Q Report for period ended June 30, 1997, File No. 0-06835.)

10.5	*Irwin Financial Corporation 2001 Stock Plan. (Incorporated by reference to Exhibit 10.18 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.6

*Amended Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.7	*Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December31, 1995, File No. 0-06835.)

10.8	*1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.9	*Irwin Financial Corporation Employees' Stock Purchase Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.10	*Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1994, File No. 0-06835.)

10.11	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.12	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.13	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.14	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

10.15	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

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

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

99.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

99.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

__________
* Indicates management contract or compensatory plan or arrangement.

(b) Reports on Form 8-K.

8-K	January 3, 2003	Attaching news release announcing increase in guidance on 2002 earnings.
8-K	January 22, 2003	Attaching news release announcing 2002 fourth quarter and annual earnings conference call.
8-K	January 24, 2003	Attaching news release announcing 2002 fourth quarter earnings and management succession.
8-K	February 26, 2003	Attaching news release announcing first quarter dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
DATE: May 13, 2003	BY: _____/s/ Gregory F. Ehlinger______________________ GREGORY F. EHLINGER CHIEF FINANCIAL OFFICER

BY: ___/s/ Jody A. Littrell___________________________ JODY A. LITTRELL CORPORATE CONTROLLER (Chief Accounting Officer)

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                                      /s/ WILLIAM I. MILLER
                                                                                                                                      WILLIAM I. MILLER
                                                                                                                                      Chairman and Chief Executive Officer

Date: May 13, 2003

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

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                                                                                                                     /s/ GREGORY F. EHLINGER
                                                                                                                                     GREGORY F. EHLINGER
                                                                                                                                     Senior Vice President and Chief Financial Officer

Date: May 13, 2003