Form 10-Q
period 2003-06-30
IRWIN FINANCIAL CORPORATION
filed 2003-08-12
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

[ X ] Yes                          [  ] No

As of August 8, 2003, there were outstanding 27,970,459 common shares, no par value, of the Registrant.

FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30,	December 31,
	2003	2002

	(In thousands except for shares)
Assets:
Cash and cash equivalents	$ 179,041	$ 157,771
Interest-bearing deposits with financial institutions	56,250	34,951
Trading assets	93,602	157,514
Investment securities - held-to-maturity (Market value:
$5,038 in 2003 and $5,644 in 2002)	4,902	5,349
Investment securities - available-for-sale	74,847	62,599
Loans held for sale	1,665,983	1,314,849
Loans and leases, net of unearned income - Note 2	3,049,405	2,815,276
Less: Allowance for loan and lease losses - Note 3	(57,935)	(50,936)
	2,991,471	2,764,340
Servicing assets - Note 4	224,626	174,935
Accounts receivable	48,236	55,928
Accrued interest receivable	16,724	15,264
Premises and equipment, net	32,301	32,398
Other assets	142,171	135,028
Total assets	$5,530,153	$ 4,910,926
Liabilities and Shareholders' Equity:
Deposits Noninterest-bearing	$ 1,268,620	$ 821,814
Interest-bearing	1,320,695	1,170,660
Certificates of deposit over $100,000	759,762	701,870
	3,349,077	2,694,344
Short-term borrowings - Note 5	707,363	993,124
Long-term debt	30,065	30,070
Collateralized debt - Note 6	648,708	391,425
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	181,207	181,250
Convertible securities of subsidiary trusts	51,750	51,750
Other liabilities	175,760	207,552
Total liabilities	5,143,930	4,549,515
Commitments and contingencies - Note 9
Minority interest	1,388	856
Shareholders' equity Preferred stock, no par value - authorized 4,000,000 shares; none issued as of June 30, 2003 and December 31, 2002	--	--
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of June 30, 2003 and December 31, 2002, respectively; including 1,653,724 and 1,840,623 shares in treasury as of June 30, 2003 and December 31, 2002, respectively	112,000	112,000
Additional paid-in capital	2,422	3,606
Deferred compensation	(489)	(240)
Accumulated other comprehensive loss, net of deferred income tax benefit of $38 and $336 as of June 30, 2003 and December 31, 2002, respectively	(58)	(1,142)
Retained earnings	308,760	287,662
	422,635	401,886
Less treasury stock, at cost	(37,800)	(41,331)
Total shareholders' equity	384,835	360,555
Total liabilities and shareholders' equity	$ 5,530,153	$ 4,910,926

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the Three Months Ended June 30,
	2003	2002

	(In thousands, except per share)
Interest income:
Loans and leases	$ 61,708	$ 52,307
Loans held for sale	29,926	9,159
Trading account	6,006	8,789
Investment securities	1,148	753
Federal funds sold	62	11
Total interest income	98,850	71,019
Interest expense:
Deposits	11,557	13,894
Short-term borrowings	4,603	3,796
Long-term debt	662	573
Collateralized debt	4,540	221
Preferred securities distribution	5,527	4,818
Total interest expense	26,889	23,302
Net interest income	71,961	47,717
Provision for loan and lease losses	13,634	9,500
Net interest income after provision for loan and lease losses	58,327	38,217
Other income:
Loan servicing fees	24,817	17,809
Amortization of servicing assets - Note 4	(37,239)	(14,125)
Impairment of servicing assets - Note 4	(40,577)	(48,132)
Net loan administration loss	(52,999)	(44,448)
Gain from sales of loans	124,000	37,270
Gain (loss) on sale of mortgage servicing assets	(4)	9,809
Trading losses	(33,131)	(5,757)
Derivative gains, net	29,364	45,381
Other	7,039	4,808
	74,269	47,063
Other expense:
Salaries	58,208	35,989
Pension and other employee benefits	11,183	8,166
Office expense	5,679	4,401
Premises and equipment	8,916	8,649
Marketing and development	4,063	3,180
Professional fees	2,878	2,110
Other	20,303	9,724
	111,230	72,219
Income before income taxes	21,366	13,061
Provision for income taxes	8,139	5,075
Net income	$ 13,227	$ 7,986
Earnings per share: - Note 7 Basic	$ 0.47	$ 0.29
Diluted	$ 0.45	$ 0.28
Dividends per share	$ 0.0700	$ 0.0675

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
	For the Six Months Ended June 30,
	2003	2002

	(In thousands, except per share)
Interest income:
Loans and leases	$ 119,832	$ 99,854
Loans held for sale	52,822	19,096
Trading account	12,969	18,068
Investment securities	2,010	1,508
Federal funds sold	99	30
Total interest income	187,732	138,556
Interest expense:
Deposits	22,806	28,028
Short-term borrowings	8,670	7,395
Long-term debt	1,324	1,142
Collateralized debt	7,525	221
Preferred securities distribution	11,055	9,638
Total interest expense	51,380	46,424
Net interest income	136,352	92,132
Provision for loan and lease losses	22,877	19,832
Net interest income after provision for loan and lease losses	113,475	72,300
Other income:
Loan servicing fees	46,708	36,466
Amortization of servicing assets - Note 4	(68,048)	(27,724)
Impairment of servicing assets - Note 4	(43,632)	(37,826)
Net loan administration loss	(64,972)	(29,084)
Gain from sales of loans	219,511	84,759
Gain on sale of mortgage servicing assets	-	9,716
Trading losses	(50,919)	(13,059)
Derivative gains, net	29,678	37,227
Other	10,570	8,856
	143,868	98,415
Other expense:
Salaries	114,631	70,208
Pension and other employee benefits	22,107	17,176
Office expense	10,870	8,579
Premises and equipment	19,218	17,143
Marketing and development	7,757	5,901
Professional fees	5,684	5,170
Other	36,563	18,004
	216,830	142,181
Income before income taxes	40,513	28,534
Provision for income taxes	15,510	11,097
Income before cumulative effect of change in accounting principle	25,003	17,437
Cumulative effect of change in accounting principle, net of tax	--	495
Net income	$ 25,003	$ 17,932
Earnings per share before cumulative effect of change in accounting principle: - Note 7 Basic	$ 0.90	$ 0.67
Diluted	$ 0.86	$ 0.65
Earnings per share: - Note 7 Basic	$ 0.90	$ 0.69
Diluted	$ 0.86	$ 0.67
Dividends per share	$ 0.1400	$ 0.1350

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended June 30, 2003, and 2002
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
	(In thousands, except shares)
Balance April 1, 2003	$ 371,480	$ 297,490	$ (524)	$ (558)	$ 3,225	$ 112,000	$ --	$ (40,153)
Net income	13,227	13,227
Unrealized loss on investment securities net of $7 tax benefit	(10)		(10)
Unrealized loss on interest rate cap net of $28 tax benefit	(42)		(42)
Foreign currency adjustment net of $346 tax liability	518		518
Total comprehensive income	13,693
Deferred compensation	69			69
Cash dividends	(1,957)	(1,957)
Tax benefit on stock option exercises	927				927
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)			44
Treasury stock:
Purchase of 109,001 shares	(2,674)							(2,674)
Sales of 242,689 shares	3,254				(1,729)			4,983
Balance June 30, 2003	$ 384,835	$ 308,760	$ (58)	$ (489)	$ 2,422	$ 112,000	$ --	$ (37,800)

Balance April 1, 2002	$ 322,505	$ 249,812	$ (360)	$ (419)	$ 4,444	$ 112,336	$ 1,386	$ (44,694)
Net income	7,986	7,986
Unrealized loss on investment securities net of $13 tax benefit	(19)		(19)
Foreign currency adjustment net of $170 tax liability	254		254
Total comprehensive income	8,221
Deferred compensation	60			60
Cash dividends	(1,866)	(1,866)
Additional costs for equity offering	(177)					(177)
Conversion of preferred stocks to 120,441 common shares	--						(1,386)	1,386
Tax benefit on stock option exercises	504				504
Treasury stock:
Purchase of 54,732 shares	(1,101)							(1,101)
Sales of 152,193 shares	1,129				(1,154)			2,283
Balance June 30, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ --	$ (42,126)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For the Six Months Ended June 30, 2003, and 2002
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
	(In thousands, except shares)
Balance January 1, 2003	$ 360,555	$ 287,662	$ (1,142)	$ (240)	$ 3,606	$ 112,000	$ --	$ (41,331)
Net income	25,003	25,003
Unrealized gain on investment securities net of $8 tax liability	12		12
Unrealized loss on interest rate cap net of $48 tax benefit	(72)		(72)
Foreign currency adjustment net of $593 tax liability	889		889
Minimum SERP liability net of $170 tax liability	255		255
Total comprehensive income	26,087
Deferred compensation	(249)			(249)
Cash dividends	(3,905)	(3,905)
Tax benefit on stock option exercises	1,009				1,009
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)			44
Treasury stock:
Purchase of 186,899 shares	(2,789)							(2,789)
Sales of 305,900 shares	4,084				(2,192)			6,276
Balance June 30, 2003	$ 384,835	$ 308,760	$ (58)	$ (489)	$ 2,422	$ 112,000	$ --	$ (37,800)

Balance January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	17,932	17,932
Unrealized loss on investment securities net of $32 tax benefit	(48)		(48)
Foreign currency adjustment net of $166 tax liability	248		248
Total comprehensive income	18,132
Deferred compensation	90			90
Cash dividends	(3,725)	(3,725)
Sales of 6,210,000 shares of common stock	82,194					82,194
Conversion of preferred stock to 120,441 common shares	--						(1,386)	1,386
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 55,345 shares	(1,111)							(1,111)
Sales of 152,193 shares	1,514				(1,148)			2,662
Balance June 30, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ --	$ (42,126)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Six Months Ended June 30,
	2003	2002

	(In thousands)
Net income	$ 25,003	$ 17,932
Adjustments to reconcile net income to cash
(used) provided by operating activities:
Depreciation, amortization, and accretion, net	5,569	6,243
Amortization and impairment of servicing assets	111,680	65,550
Provision for loan and lease losses	22,877	19,832
Gain on sale of mortgage servicing assets	--	(9,716)
Gain from sale of loans	(219,511)	(84,759)
Originations of loans held for sale	(13,456,103)	(3,846,556)
Proceeds from the sale of mortgage servicing assets	--	25,275
Proceeds from sales and repayments of loans held for sale	13,161,261	3,989,040
Net decrease in trading assets	63,912	15,532
Net decrease (increase) in accounts receivable	7,692	(12)
Other, net	(40,627)	(59,933)
Net cash (used) provided by operating activities	(318,247)	138,428
Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	451	476
Available-for-sale	28,486	1,862
Purchase of investment securities:
Held-to-maturity	(14)	--
Available-for-sale	(40,689)	(77)
Net increase in interest-bearing deposits with financial institutions	(21,299)	(5,280)
Net increase in loans, excluding sales	(278,299)	(813,211)
Sales of loans	30,140	277,428
Other, net	(3,767)	(2,337)
Net cash used by lending and investing activities	(284,991)	(541,139)
Financing activities:
Net increase (decrease) in deposits	654,733	(51,712)
Net decrease in short-term borrowings	(285,761)	(107,351)
Repayments of long-term debt	(5)	--
Proceeds from issuance of collateralized borrowings	358,251	440,471
Repayments of collateralized borrowings	(100,968)	(5,503)
Proceeds from sale of stock for equity offering	--	82,194
Purchase of treasury stock for employee benefit plans	(2,789)	(1,111)
Proceeds from sale of stock for employee benefit plans	5,093	2,030
Dividends paid	(3,905)	(3,725)
Net cash provided by financing activities	624,649	355,293
Effect of exchange rate changes on cash	(141)	(8)
Net increase (decrease) in cash and cash equivalents	21,270	(47,426)
Cash and cash equivalents at beginning of period	157,771	158,291
Cash and cash equivalents at end of period	$ 179,041	$ 110,865
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 51,993	$ 45,284
Income taxes	$ 42,917	$ 6,414
Noncash transactions:
Conversion of trust preferred stock to common stock	$ 43	$ --
Conversion of preferred stock to common stock	$ --	$ 1,386

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

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions -- prepayment speeds, credit losses, and discount rates commensurate with the risks involved -- that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as trading gains or losses. An adjustment of $50.9 million was recorded in the first half of 2003 to write down the residual interests due to increased prepayment speeds and expected credit losses.

     Servicing Assets: In determining servicing value impairment we stratify the servicing portfolio into its predominant risk characteristics, principally by interest rate and product type. Effective as of June 30, 2003 we lowered our lowest interest rate stratum from 7% to 5% and split our interest strata by government and conventional loans. We believe these changes in interest rate and product type stratums are responsive to significant changes in economic facts and circumstances that have caused a change in predominant risk characteristics. Because our strata changes were prompted by changes in economic facts and circumstances, they will be accounted for prospectively as a change in estimate.

     Cash and Cash Equivalents Defined: For purposes of the consolidated statement of cash flows, we consider cash and due from banks to be cash equivalents.

     Stock-Based Employee Compensation: At June 30, 2003, we had two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, SEC or other relevant authority regarding the standardization of valuation methods, should such guidance be forthcoming. In the absence of a uniform valuation method for public companies, we will continue to disclose in this footnote the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using several assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," using our valuation method to stock-based employee compensation:

	For the three months ended June 30,		For the six months ended June 30,
	2003	2002	2003	2002

(In thousands)
Net income as reported	$ 13,227	$ 7,986	$ 25,003	$ 17,932
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(841)	(692)	(1,488)	(1,315)
Pro forma net income	$ 12,386	$ 7,294	$ 23,515	$ 16,617
Basic earnings per share As reported	$ 0.47	$ 0.29	$ 0.90	$ 0.69
Pro forma	$ 0.44	$ 0.26	$ 0.84	$ 0.64
Diluted earnings per share As reported	$ 0.45	$ 0.28	$ 0.86	$ 0.67
Pro forma	$ 0.42	$ 0.26	$ 0.81	$ 0.63

     Recent Accounting Developments

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of expected losses, receives a majority of expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other beneficiary interests in the entity. The primary beneficiary is required to disclose the (a) nature, purpose, size, and activities of the variable interest entity, (b) the carrying amount and classification of assets that are collateral, and (c) any lack of recourse by creditors to the primary beneficiary. If a primary interest is not held, but a significant variable interest is held, disclosure requirements include (1) the nature, purpose, size and activities of the variable interest entity, (2) exposure to loss, (3) the date and nature of involvement with the entity. This interpretation applies immediately to variable interests created or obtained after January 31, 2003 for interim periods beginning after June 15, 2003. Prior to 2002, we used securitization structures involving qualified special purpose entities (QSPEs) which are exempt from the requirements of this interpretation. As a result, management does not believe the implementation of Interpretation No. 46 will have a material effect on our earnings or financial position.

     Reclassifications: Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders' equity.

Note 2 - Loans and Leases

     Loans and leases are summarized as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
Commercial, financial and agricultural	$ 1,431,280	$ 1,347,962
Real estate-construction	322,910	314,851
Real estate-mortgage	871,118	777,865
Consumer	24,132	27,857
Direct financing leases Domestic	311,034	291,711
Foreign	179,358	133,784
Unearned income Domestic	(64,477)	(59,287)
Foreign	(25,950)	(19,467)
Total	$ 3,049,405	$ 2,815,276

Note 3 - Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:
	As of and for the six months ended	As of and for the year ended
	June 30, 2003	December 31, 2002

	(In thousands)
Balance at beginning of period	$ 50,936	$ 22,283
Provision for loan and lease losses	22,877	43,996
Other adjustments	(55)	17
Recoveries	1,415	2,870
Charge-offs	(17,238)	(18,230)
Balance at end of period	$ 57,935	$ 50,936

Note 4 - Servicing Assets

     Included in the consolidated balance sheet at June 30, 2003 and December 31, 2002 are $224.6 million and $174.9 million, respectively, of capitalized servicing assets. These amounts relate primarily to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and for the six months ended	As of and for the year ended
	June 30, 2003	December 31, 2002

	(In thousands)
Beginning balance	$ 174,935	$ 228,624
Additions	161,371	180,627
Amortization	(68,048)	(62,191)
Impairment	(43,632)	(146,370)
Reduction for servicing sales	--	(25,755)
	$ 224,626	$ 174,935

     We have established a valuation allowance to record servicing assets at their fair value. Changes in the allowance are summarized below:

	June 30,	December 31,
	2003	2002

	(In thousands)
Balance at beginning of period	$ 159,865	$ 13,495
Provision for impairment	43,632	146,370
Balance at end of period	$ 203,497	$ 159,865

Note 5 - Short-term Borrowings

     Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2003	2002

	(In thousands)
Drafts payable related to mortgage loan closings	$ 508,512	$ 200,701
Commercial paper	15,302	14,121
Federal Home Loan Bank borrowings	123,000	527,000
Federal funds	26,400	30,000
Lines of credit and other borrowings	34,149	221,302
	$ 707,363	$ 993,124

     Drafts payable relate to mortgage loan closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     The majority of our commercial paper is payable to a company controlled by a significant shareholder and director of the Corporation.

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     We also have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with variable rates ranging from 1.13% to 2.60% at June 30, 2003.

Note 6 - Collateralized Debt

     Beginning in the second quarter of 2002, we began securitizing loans using secured financing structures at our home equity lending line of business. In 2003, we also began securitizing leases at our commercial finance line of business using secured financing structures. Sale treatment was precluded on these transactions as we maintained effective control over the loans and leases securitized. This type of securitization structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.7 billion in leases and home equity loans and home equity lines of credit classified on the balance sheet as loans and leases held for investment (Note 2). The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have an interest only senior note on both securitizations at the home lending line of business which as of June 30, 2003 had a combined notional balance of $61.7 million. These senior notes pay interest at 10%, and mature on December 25, 2004 and September 25, 2005.

     Collateralized debt is summarized as follows:

	Contractual Maturity	Weighted Average Interest Rate at June 30, 2003	June 30, 2003	December 31, 2002

	(In thousands)
Commercial finance line of business
2003 asset backed note	7/4/2010	2.15	$ 50,844	$ --

Home equity lending line of business
2003-1 asset backed notes:
Combined variable rate senior note	2/28/2028	1.86	215,506	--
Combined variable rate subordinate note	2/28/2028	3.38	61,763	--
Unamortized premium			5,482	--

2002-1 asset backed notes:
Combined variable rate senior note	7/25/2023- 6/25/2029	1.60	237,459	312,997
Combined variable rate subordinate note	2/25/2029	2.89	72,551	72,551
Unamortized premium			5,103	5,877
Total			$648,708	$ 391,425

Note 7 - Earnings per Share

     Earnings per share calculations are summarized as follow:

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share

(In thousands, except per share amounts)
Three Months Ended June 30, 2003 Net income	$ 13,227	$ --	$ --	$ 679	$ 13,906
Shares	27,888	321	--	2,610	30,819
Per-Share Amount	$ 0.47	$ --	$ --	$ (0.02)	$ 0.45

Three Months Ended June 30, 2002 Net income before cumulative effect of change in accounting principle	$ 7,986	$ --	$ --	$ 700	$ 8,686
Shares	27,553	218	119	2,610	30,500
Per-Share Amount	$ 0.29	$ --	$ --	$ (0.01)	$ 0.28

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share

	(In thousands, except per share amounts)
Six Months Ended June 30, 2003 Net income	$ 25,003	$ --	$ --	$ 1,358	$ 26,361
Shares	27,839	262	--	2,610	30,711
Per-Share Amount	$ 0.90	$ --	$ --	$ (0.04)	$ 0.86

Six Months Ended June 30, 2002 Net income before cumulative effect of change in accounting principle	$ 17,437	$ --	$ --	$ 1,400	$ 18,837
Shares	25,880	177	113	2,610	28,780
Per-Share Amount	$ 0.67	$ --	$ (0.01)	$ (0.01)	$ 0.65
Cumulative effect of change in accounting principle	495				495
Per-Share Amount	$ 0.02				$ 0.02
Net income	17,932				19,332
Per-Share Amount	$ 0.69				$ 0.67

     At June 30, 2003 and 2002, 882,791 and 741,056 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because the options' exercise price was greater than the market price of the common stock.

Note 8 - Industry Segment Information

     We have five principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans throughout the United States. The commercial banking line of business provides commercial banking services in seven Midwestern and Rocky Mountain states. The home equity lending line of business originates and services home equity loans and lines of credit throughout the United States. The commercial finance line of business originates leases and loans against commercial equipment and real estate throughout the United States (U.S.) and Canada. The venture capital line of business invests in early-stage U.S. technology companies focusing on financial services. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for the three months and six months ended June 30, 2003, and 2002:
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2003 Net interest income	$ 20,904	$ 20,155	$ 28,222	$ 5,398	$ 2	$ (2,720)	$ 71,961
Intersegment interest	--	(717)	--	--	--	717	--
Provision for loan and lease losses	(83)	(1,333)	(7,970)	(4,069)	(215)	36	(13,634)
Other revenue	88,824	5,645	(22,492)	2,663	(165)	(206)	74,269
Intersegment revenues	--	--	--	--	150	(150)	--
Total net revenues	109,645	23,750	(2,240)	3,992	(228)	(2,323)	132,596
Other expense	71,183	13,515	21,404	3,943	4	1,181	111,230
Intersegment expenses	690	451	406	111	--	(1,658)	--
Net income (loss) before taxes	37,772	9,784	(24,050)	(62)	(232)	(1,846)	21,366
Income taxes	14,530	3,904	(9,620)	(63)	(96)	(516)	8,139
Net income (loss)	$ 23,242	$ 5,880	$ (14,430)	$ 1	$ (136)	$ (1,330)	$ 13,227
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated

	(In thousands)
For the Three Months Ended June 30, 2002 Net interest income	$ 7,659	$ 15,690	$ 20,457	$ 3,726	$ 12	$ 173	$ 47,717
Intersegment interest	--	1,593	--	--	--	(1,593)	--
Provision for loan and lease losses	(52)	(2,340)	(5,883)	(1,281)	--	56	(9,500)
Other revenue	45,362	4,221	(3,348)	842	(8)	(6)	47,063
Intersegment revenues	--	(87)	--	--	125	(38)	--
Total net revenues	52,969	19,077	11,226	3,287	129	(1,408)	85,280
Other expense	37,379	12,098	18,181	3,035	135	1,391	72,219
Intersegment expenses	527	344	597	--	--	(1,468)	--
Net income (loss) before taxes	15,063	6,635	(7,552)	252	(6)	(1,331)	13,061
Income taxes	5,879	2,576	(3,021)	124	(2)	(481)	5,075
Net income (loss)	$ 9,184	$ 4,059	$ (4,531)	$ 128	$ (4)	$ (850)	$ 7,986

	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2003 Net interest income	$ 36,969	$ 39,912	$ 54,634	$ 10,205	$ 9	$ (5,377)	$ 136,352
Intersegment interest	--	(1,447)	--	--	--	1,447	--
Provision for loan and lease losses	(30)	(2,913)	(12,850)	(6,933)	(215)	64	(22,877)
Other revenue	169,808	10,774	(37,474)	3,497	(2,427)	(310)	143,868
Intersegment revenues	--	--	--	--	300	(300)	--
Total net revenues	206,747	46,326	4,310	6,769	(2,333)	(4,476)	257,343
Other expense	135,705	26,969	42,819	7,160	111	4,066	216,830
Intersegment expenses	1,381	902	1,372	221	--	(3,876)	--
Net income (loss) before taxes	69,661	18,455	(39,881)	(612)	(2,444)	(4,666)	40,513
Income taxes	26,780	7,364	(15,952)	(353)	(980)	(1,349)	15,510
Net income (loss)	$ 42,881	$ 11,091	$ (23,929)	$ (259)	$ (1,464)	$ (3,317)	$ 25,003
Assets at June 30, 2003	$ 2,009,155	$ 2,139,403	$ 1,025,284	$ 403,466	$ 7,767	$ (54,922)	$ 5,530,153
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated

	(In thousands)
For the Six Months Ended June 30, 2002 Net interest income	$ 15,833	$ 31,925	$ 38,590	$ 7,120	$ 22	$ (1,358)	$ 92,132
Intersegment interest	--	1,449	--	(2)	--	(1,447)	--
Provision for loan and lease losses	(202)	(4,510)	(12,460)	(2,715)	--	55	(19,832)
Other revenue	90,830	8,390	(803)	1,629	(1,482)	(149)	98,415
Intersegment revenues	--	109	--	--	326	(435)	--
Total net revenues	106,461	37,363	25,327	6,032	(1,134)	(3,334)	170,715
Other expense	73,257	23,937	36,543	5,888	298	2,258	142,181
Intersegment expenses	1,061	538	1,186	--	--	(2,785)	--
Net income (loss) before taxes	32,143	12,888	(12,402)	144	(1,432)	(2,807)	28,534
Income taxes	12,621	5,000	(4,961)	131	(573)	(1,121)	11,097
Income (loss) before cumulative effect of change in accounting principle	19,522	7,888	(7,441)	13	(859)	(1,686)	17,437
Cumulative effect of change in accounting principle	--	--	--	495	--	--	495
Net income (loss)	$ 19,522	$ 7,888	$ (7,441)	$ 508	$ (859)	$ (1,686)	17,932
Assets at June 30, 2002	$ 799,221	$ 1,813,463	$ 894,122	$ 300,269	$ 6,548	$ 16,810	$ 3,830,433

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

     In addition to this case and the case seeking consolidation with it, three other lawsuits were filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County, Alabama seeking class action status and allege claims based on payments similar to those at issue in this case.  In April, 2003, Irwin Mortgage and the plaintiffs reached an agreement to settle the three cases in Calhoun County, Alabama, for a nonmaterial amount.  Another case filed in 2002 in the United States District Court for the Northern District of Alabama was permitted to intervene in the case seeking consolidation with this case.  The intervening case alleged RESPA violations both similar to and different from those in this case in connection with payments made to mortgage brokers.  In July, 2003, the parties agreed in principle to settle the suit seeking consolidation with this one, along with the intervening case, for a nonmaterial amount.

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

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June, 2003, Irwin Leasing filed a motion for summary judgment. We have not established any reserves for this case. At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin Leasing could suffer.

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a purported class action lawsuit, filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust from an unaffiliated third-party originator. The plaintiffs allege that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The complaint seeks rescission of the loans and other damages. On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. We filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. Discovery has not yet commenced. In May, 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the class. If the class is ultimately upheld, the actual number of plaintiff borrowers will be determined only after a review of loan files. We believe that out of approximately 200 loans acquired directly from the third-party originator and approximately 7,800 loans acquired from others through bulk acquisitions, only a portion of these loans will qualify for inclusion in the class. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August, 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals. Oral argument was held on January 7, 2003. We have reserved for this case based upon advice of our legal counsel. Although we believe Irwin Mortgage has justifiable grounds for appeal, we cannot predict at this time whether the appeal will ultimately be successful.

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage's costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

Consolidated Overview
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net income (millions)	$ 13.2	$ 8.0	$ 25.0	$ 17.9
Basic earnings per share (1)	0.47	0.29	0.90	0.69
Diluted earnings per share (1)	0.45	0.28	0.86	0.67
Return on average equity	14.22%	9.76%	13.68%	11.98%
Return on average assets	1.00	0.88	1.01	1.00

_________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the six months ended June 30, 2002 was $0.67 basic and $0.65 diluted.

Consolidated Income Statement Analysis

Net Income

     We recorded net income of $13.2 million for the three months ended June 30, 2003, up 66% from net income of $8.0 million for the three months ended June 30, 2002. Net income per share (diluted) was $0.45 during the three-month period ended June 30, 2003, up 61% from $0.28 per share during the same period a year earlier. Return on equity for the second quarter of 2003 was 14.22% compared with 9.76% during the same period in 2002.

     For the year to date, we recorded net income of $25.0 million or $0.86 per diluted share. This represents increases of 39% and 28%, respectively, compared to the same period in 2002. Return on equity for the six-month period ended June 30, 2003 was 13.68% compared with 11.98% during the same period a year earlier.

     Net interest income for the six months ended June 30, 2003 totaled $136.4 million, up 48% from 2002 net interest income of $92.1 million for the same period. Net interest margin for the six months ended June 30, 2003 was 5.98% compared to 5.94% for the same period in 2002. The improvement in margin from 2002 to 2003 was primarily due to lower rate funding sources. The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:
	Six Months Ended June 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

	(Dollars in thousands)
Assets
Interest-earning assets
Interest-bearing deposits with banks	$ 53,642	$ 254	0.95%	$ 20,450	$ 158	1.56%
Federal funds sold	15,430	99	1.28	2,691	30	2.17
Trading assets	132,584	12,969	19.73	204,936	18,068	17.78
Investment securities	62,500	1,756	5.67	37,772	1,350	7.21
Loans held for sale	1,256,211	52,822	8.48	498,117	19,096	7.73
Loans and leases, net of unearned income (1)	3,080,541	19,832	7.84	2,365,034	99,854	8.51
Total interest earning assets	$ 4,600,908	$ 187,732	8.23%	$ 3,129,000	$ 138,556	8.95%
Noninterest-earning assets
Cash and due from banks	$ 99,345			$ 98,224
Premises and equipment, net	32,443			34,733
Other assets	356,323			375,191
Less allowance for loan and lease losses	(54,127)			(28,658)
Total assets	$ 5,034,892			$ 3,608,490
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Money market checking	$ 158,524	$ 399	0.51%	$ 134,318	$ 353	0.53%
Money market savings	816,350	5,660	1.40	567,517	4,349	1.55
Regular savings	63,905	689	2.17	55,196	790	2.89
Time deposits	1,020,243	16,058	3.17	1,077,817	22,536	4.22
Short-term borrowings	682,465	8,670	2.86	592,284	7,395	2.52
Long-term	30,068	1,325	8.89	30,000	1,142	7.68
Collateralized debt	568,269	7,524	2.67	4,655	221	9.57
Trust preferred securities	232,994	11,055	9.57	198,500	9,638	9.79
Total interest-bearing liabilities	$ 3,572,818	$ 51,380	2.90%	$ 2,660,287	$ 46,424	3.52%
Noninterest-bearing liabilities
Demand deposits	$ 928,679			$ 457,834
Other liabilities	165,163			189,314
Shareholders' equity	368,232			301,055
Total liabilities and shareholders' equity	$ 5,034,892			$ 3,608,490
Net interest income		$ 136,352			$ 92,132
Net interest income to average interest- earning assets			5.98%			5.94%

__________
(1) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended June 30, 2003 was $13.6 million, compared to $9.5 million for the same period in 2002. Year to date, the provision for 2003 was $22.9 million, compared to $19.8 million in 2002. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the three months ended June 30, 2003 totaled $74.3 million, compared to $47.1 million for the same period in 2002. Non-interest income of $143.9 million was recorded for the six months ended June 30, 2003 and $98.4 million for the same period in 2002. The increase in 2003 versus 2002 year-to-date noninterest income was primarily a result of a 159% increase in gain from sale of loans at the mortgage banking line of business as a result of market conditions and increased production resulting in increased secondary market deliveries. Partially offsetting these increases were higher amortization and impairment expense related to mortgage servicing rights as a result of declining interest rates and higher trading losses related to our residual assets due to higher expected credit losses.

Noninterest Expense

     Noninterest expenses for the three and six months ended June 30, 2003 totaled $111.2 million and $216.8 million, respectively, compared to $72.2 million and $142.2 million for the same periods in 2002. The increase in consolidated noninterest expense in 2003 is primarily related to higher personnel costs associated with our increased production at the mortgage banking line of business.

Consolidated Balance Sheet Analysis

     Total assets at June 30, 2003 were $5.5 billion, up 13% from December 31, 2002. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for the first half of 2003 were $5.0 billion, up 26% from the average assets at December 31, 2002. The growth in the consolidated balance sheet reflects significant growth in loans held for sale at the mortgage banking line of business during the first half of 2003. Also, there were increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States and Canada. At June 30, 2003, 5% of our loan and lease portfolio was with our Canadian operation. We also extend credit to consumers in the United States through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:
	June 30,	December 31,
	2003	2002

	(In thousands)
Commercial, financial and agricultural	$ 1,431,280	$ 1,347,962
Real estate construction	322,910	314,851
Real estate mortgage	871,118	777,865
Consumer	24,132	27,857
Direct lease financing:
Domestic	311,034	291,711
Canadian	179,358	133,784
Unearned income:
Domestic	(64,477)	(59,287)
Canadian	(25,950)	(19,467)
Total	$ 3,049,405	$ 2,815,276

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:
	June 30,	December 31,
	2003	2002

	(In thousands)
U.S. Treasury and government obligations	$ 72,178	$ 60,868
Obligations of states and political subdivisions	3,950	4,210
Mortgage-backed securities	2,430	1,738
Other	1,191	1,132
Total	$ 79,749	$ 67,948

     At June 30, 2003, 86% of our investment in U.S. Treasury and government obligations were investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Indianapolis . The amount of our investment is determined by formula and relates to the size or amount of activities undertaken by us with those organizations.

Deposits

     Total deposits as of June 30, 2003 averaged $3.0 billion compared to deposits for the year 2002 that averaged $2.4 billion. Demand deposits at June 30, 2003 averaged $928.7 million, a 61% increase over the average balance for the year 2002. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first half of 2003, these escrow accounts averaged $723.7 million compared to an average of $409.4 million for the year 2002.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2003, institutional broker-sourced deposits totaled $406.6 million compared to a balance of $337.4 million at December 31, 2002. The increase in brokered deposits in 2003 relates to the increased funding needed to support the balance sheet growth in loans and loans held for sale, coupled with a desire to maintain a laddering of the maturities of longer term wholesale funding.

Short-Term Borrowings

     Short-term borrowings during the first half of 2003 averaged $682.5 million compared to an average of $600.8 million for the year 2002. The increase in 2003 was a result of strong growth in loans and loans held for sale.

Long-Term and Collateralized Debt

     Long-term debt totaled $30.1 million at June 30, 2003, relatively unchanged from December 31, 2002. Collateralized debt totaled $648.7 million at June 30, 2003, compared to $391.4 million at December 31, 2002. The increased debt relates to secured financing transactions in the first quarter at our home equity lending and commercial finance lines of business. These securitization structures result in loans remaining as assets and debt borrowings being recorded as liabilities on the balance sheet. The securitization debt represents match-term funding for these loans and leases.

Capital

     Shareholders' equity averaged $368.2 million during the first half of 2003, up 15% compared to the average for the year 2002. Shareholders' equity balance of $384.8 million at June 30, 2003 represented $13.76 per common share, compared to $12.98 per common share at December 31, 2002. We paid $2.0 million in dividends in the second quarter of 2003, and $3.9 million year to date.

     The following table sets forth our capital and capital ratios at the dates indicated:
	June 30,	December 31,
	2003	2002

	(In thousands)
Tier 1 capital	$ 495,090	$ 462,064
Tier 2 capital	193,615	196,092
Total risk-based capital	$ 688,705	$ 658,156
Risk-weighted assets	$ 4,989,023	$ 4,996,891
Risk-based ratios:
Tier 1 capital	9.9%	9.2%
Total capital	13.8	13.2
Tier 1 leverage ratio	9.3	9.7
Ending shareholders' equity to assets	7.0	7.4
Average shareholders' equity to assets	7.3	8.0

     At June 30, 2003, our total risk-adjusted capital ratio was 13.8% compared to the 10.0% required to be considered "well-capitalized" by banking regulation and our internal minimum target of 11.0%. At December 31, 2002, our total risk-adjusted capital ratio was 13.2%. Our ending equity to assets ratio at June 30, 2003 was 7.0% compared to 7.4% at December 31, 2002. Our Tier 1 capital totaled $495.1 million as of June 30, 2003, or 9.9% of risk-weighted assets.

     In connection with an analysis of the capital needed to support certain of our home equity lending activities in accordance with regulatory guidance set forth in SR 01-4 and in consultation with our banking regulators, we will make a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment will reflect a risk-weighting of 200 percent for certain assets that are described in the guidance as "subprime." We estimate that these assets totaled approximately $250 million as of June 30, 2003. We have curtailed the origination of loan and line products that require this risk capital treatment and intend to sell all new originations of these products on a whole loan basis. Therefore, we expect the portfolio balance to decline over time. Assuming normal attrition of such loans, we anticipate the new risk weighting would have the initial effect of lowering our Total Risk-based Capital Ratio by approximately 0.60 to 0.80 percent, declining in effect over time as the assets are removed from our balance sheet.

Cash Flows Analysis

     Our cash and cash equivalents increased $21.3 million during the first half of 2003 compared to a decrease of $47.4 million during the same period in 2002. Cash flows from operating activities resulted in a use of $318.2 million in cash and cash equivalents in the first six months of 2003 compared to the first six months of 2002 when our operations provided $138.4 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In the first six months of 2003, our loans held for sale increased $351.1 million, thus increasing the cash used by operating activities. During the same period in 2002, loans held for sale decreased $64.9 million.

Earnings Outlook

     Due to our recent mortgage origination activity, the potential for reversal in mortgage servicing asset impairment should interest rates increase meaningfully as compared to the end of June 2003, and our assumption that we will be successful in the execution of the other elements of our diversified revenue strategy, we expect at the time of this filing that we will have consolidated earnings per share (diluted) in 2003 of at least $2.25 per share. This estimate is based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business. Our transition off securitization gain-on-sale accounting in our home equity line of business will have had a two-year history at the end of 2003. We believe that this transition, coupled with the continued growth of our other lines of business, will enable us over time to produce earnings growth and return on equity aligned with our long-term targets of 12% or better growth in earnings per share and 15% or better return on equity on an annualized basis over economic cycles.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to market activities, particularly movements in the bond market (e.g., the valuation of our mortgage servicing portfolio). We attempt to manage the impact of short-term movements in interest rates on the valuation of our mortgage servicing rights through a combination of financial derivatives and the changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements -- which may not be reflected until the following quarter -- can be low. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-driven variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events. For example, if the pace of economic recovery in the U.S. is slower during the second half of 2003 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates. Conversely, should the economic environment be stronger than estimated at June 30, certain credit costs may be lower than we had previously estimated and, if economic conditions create higher long-term interest rates, we may need to reverse amounts of our previously recognized mortgage servicing impairment.

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

  Mortgage Banking
  Commercial Banking
  Home Equity Lending
  Commercial Finance
  Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In thousands)
Net income (loss):
Mortgage Banking	$ 23,242	$ 9,184	$ 42,881	$ 19,522
Commercial Banking	5,880	4,059	11,091	7,888
Home Equity Lending	(14,430)	(4,531)	(23,929)	(7,441)
Commercial Finance	1	128	(259)	508
Venture Capital	(136)	(4)	(1,464)	(859)
Other (including consolidating entries)	(1,330)	(850)	(3,317)	(1,686)
	$ 13,227	$ 7,986	$ 25,003	$ 17,932

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In thousands)
Selected Income Statement Data:
Net interest income	$ 20,904	$ 7,659	$ 36,969	$ 15,833
Provision for loan losses	(83)	(52)	(30)	(202)
Gain on sales of loans	111,511	35,406	202,739	73,853
Loan servicing fees	19,157	13,893	35,913	28,627
Amortization of servicing assets	(33,233)	(12,491)	(60,468)	(24,610)
Impairment of servicing assets	(40,663)	(47,973)	(42,618)	(37,240)
Gain on derivatives	28,927	45,430	29,248	37,302
Gain on sales of mortgage servicing assets	(4)	9,809	--	9,716
Other income	3,129	1,288	4,994	3,182
Total net revenue	109,645	52,969	206,747	106,461
Operating expense	(71,873)	(37,906)	(137,086)	(74,318)
Income before taxes	37,772	15,063	69,661	32,143
Income taxes	(14,530)	(5,879)	(26,780)	(12,621)
Net income	$ 23,242	$ 9,184	$ 42,881	$ 19,522
Selected Operating Data:
Mortgage loan originations	7,237,670	$ 1,897,162	$ 12,714,962	$ 3,846,556
Servicing sold as a % of originations	4.5%	96.6%	4.5%	53.1%

Selected Balance Sheet Data at End of	June 30,	December 31,
Period:	2003	2002

Total assets	$ 2,009,155	$ 1,631,406
Mortgage loans held for sale	1,542,863	1,239,309
Mortgage servicing assets	194,288	146,398
Shareholder's equity	132,732	100,069
Selected Operating Data:
Servicing portfolio:
Balance at end of period	24,700,125	16,792,669
Weighted average coupon rate	6.08%	6.59%
Weighted average servicing fee	0.34	0.37

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service primarily conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), we are able to remove substantially all of the credit risk of these loans from our balance sheet. We securitize and sell mortgage loans to institutional and private investors but may retain the servicing rights. Loan origination demand and servicing values react in opposite directions to interest rate change as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 83% and 80%, respectively, of our total revenues for the second quarter and year to date in 2003, compared to 62% for both the second quarter and year to date in 2002. Our mortgage banking line of business contributed 176% and 115% of our net income for the three months ended June 30, 2003 and 2002, respectively, and 172% and 109% for the six months ended June 30, 2003 and 2002, respectively.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. We also use the Internet to facilitate customer interaction in these channels. The retail channel originates loans through branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. During the fourth quarter of 2002 we launched our correspondent lending division. This division purchases closed mortgage loans primarily from small mortgage banks and retail banks. In the first half of 2003, this channel originated $3.2 billion of mortgage loans or 25% of our total production for the year to date. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally-sponsored mortgage conduits, and institutional and private investors. Our mortgage banking line of business may retain servicing rights to the loans that it sells or securitizes.

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

Net Income

     Net income from mortgage banking for the three months ended June 30, 2003 was $23.2 million, compared to $9.2 million for the same period in 2002, an increase of 153%. This net income increase in 2003 primarily relates to increased production as a result of a declining interest rate environment.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Total originations	$ 7,237,670	$ 1,897,162	$ 12,714,962	$ 3,846,556
Percent retail loans	26.8%	34.0%	26.9%	34.8%
Percent wholesale loans	42.5	59.0	45.5	58.5
Percent correspondent	28.1	--	24.9	--
Percent brokered (1)	2.6	7.0	2.7	6.7
Percent refinances	75.1	39.2	73.0	46.3

__________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended June 30, 2003 totaled $7.2 billion, up 282% from the same period in 2002. For the year, originations totaled $12.7 billion, up 231% from 2002. Refinanced loans accounted for 75% of loan production for the second quarter of 2003 and 73% year to date compared to 39% and 46% for the same periods in 2002. The increased originations and refinances are as a percent of production in 2003 are a result of the favorable interest rate conditions as well as distribution channel expansions.

Net Revenue

     Net revenue for the three and six months ended June 30, 2003 totaled $109.6 million and $206.7 million, compared to $53.0 million and $106.5 million for the three and six months ended June 30, 2002.

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the second quarter in 2003 totaled $20.9 million compared to $7.7 million for the second quarter in 2002. Net interest income year to date increased 133% to $37 million. The increase in net interest income in 2003 is a result of increased production related to the favorable interest rate environment as well as an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet. Another contributor to the increase is the development of our correspondent channel where the bulk of net revenues come from the warehousing process and where production fees are of lesser importance to profitability as compared to the retail and wholesale channels.

     Gain on sale of loans includes the valuation of newly created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are fair value adjustments to forward contracts and interest rate lock commitments. Gain on sale of loans during the second quarter increased 215% compared to the same period in 2002. Gain on sale of loans for the six months ended June 30, 2003 totaled $202.7 million, compared to $73.9 million for the same period in 2002, an increase of 175%. This increase is attributable to increased production, market conditions and secondary market activity as a result of the favorable interest rate environment.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $19.2 million and $35.9 million for the three and six months ended June 30, 2003, an increase of 38% and 25% from the same periods in 2002, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $33.2 million for the three months ended June 30, 2003, compared to $12.5 million during the second quarter of 2002. Year-to-date amortization expense totaled $60.5 million and $24.6 million for 2003 and 2002, respectively. This increase relates to the increase in the underlying servicing portfolio, the shortening of estimated lives due to decreases in interest rates, and an enhancement we made to our mortgage asset amortization methodology commencing at the beginning of 2003. The methodology enhancement better aligns the amortization with current prepayment speeds. This change will likely result in a commensurate offset (positive or negative depending on the then current interest rate environment) to our quarterly servicing asset impairment.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. Impairment expense totaled $40.7 million during the second quarter and $42.6 million for first half of 2003, compared to $48.0 million and $37.2 million during the same periods of 2002. The impairment expense recorded in 2003 was somewhat offset by derivative gains of $28.9 million during the second quarter and $29.2 million for the first half of 2003. Derivative gains of $45.4 million and $37.3 million were recorded during the second quarter and year to date in 2002, respectively. As a result, impairment expense net of derivative gains totaled $11.7 million in the second quarter of 2003 compared to an impairment expense net of derivative gains of $2.5 million during the same period in 2002. At June 30, 2003, the mortgage line of business held $8.0 billion net notional amount in interest rate swaptions to manage the risk of our servicing assets. Notional amounts do not represent the amount at risk. The swaptions we owned on June 30, 2003, had expiration dates of July 1, 2003, and were replaced on that date by new swaption contracts and Eurodollar futures. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as "other assets" and "other liabilities," and changes in fair value are adjusted through earnings as "derivative gains," while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 4.5% of loan originations for both the three and six months ended June 30, 2003, compared to 96.6% and 51.4% for the same periods of 2002. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, and the general level of risk tolerance of the mortgage banking line of business and the Corporation.

     Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. During the last weeks of June and during the month of July 2003, mortgage interest rates increased over 100 basis points (1.0 percent) and, as expected, we have seen a decline in our mortgage loan applications in recent weeks. However, we have also recorded an increase in the value of our mortgage servicing asset (MSA) through the reversal of previously booked impairment. While we have incurred losses in our derivatives used to hedge this MSA, in total, the financial result has been commensurate with our balanced revenue strategy and expectation that the servicing portfolio does provide an economic offset to declines in production revenues that are driven by interest rate increases.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$ 20,883	$ 14,268	$ 38,980	$ 28,466
Incentive and commission pay	24,074	8,853	47,088	16,123
Other expenses	26,916	14,785	51,018	29,729
Total operating expenses	$ 71,873	$ 37,906	$ 137,086	$ 74,318
Number of employees(1)			2,307	1,589

__________
(1) On a full-time equivalent basis.

     Operating expenses for the three and six months ended June 30, 2003 totaled $71.9 million and $137.1 million, a 90% and 84% increase over the same periods in 2002. Salaries and employee benefits including incentive and commission pay increased 94% during the second quarter of 2003 compared to the same period in 2002. These fluctuations reflect significant increases in production activities in 2003.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Six Months Ended June 30,	Year Ended December 31,
	2003	2002

	(Portfolio in billions)
Beginning servicing portfolio	$ 16.8	$ 12.9
Mortgage loan closings	12.4	10.8
Sales of servicing rights	(0.2)	(2.9)
Run-off(1)	(4.3)	(4.0)
Ending servicing portfolio	$ 24.7	$ 16.8
Number of loans (end of period)	193,418	137,738
Average loan size	$ 127,703	$ 121,917
Percent Government National Mortgage Association (GNMA) and state housing programs	28%	37%
Percent conventional and other	63	55
Percent warehouse	9	8
Delinquency ratio	4.3	5.3
Mortgage servicing assets to related servicing portfolio(2)	0.8	0.9

__________
(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.
(2) Excludes loans held for sale (warehouse) and any deferred service release premium on warehouse.

     Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $24.7 billion at June 30, 2003, a 47% increase from the December 31, 2002 balance of $16.8 billion. The increase in 2003 reflects the strong mortgage production we have experienced along with greater retention of servicing on loans sold over the past year. We believe that the relative growth of the conventional portion of the portfolio is the result of heavy refinance activity in 2003 where conventional loans made up a higher than normal portion of our originations.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. At June 30, 2003, we estimated the fair value of these assets to be $194.5 million in the aggregate, or $0.2 million greater than the carrying value on the balance sheet. At December 31, 2002, we estimated the fair value of these assets to be $150.8 million in the aggregate, or $4.4 million greater than the carrying value on the balance sheet. Fair value declined during the first six months of 2003 relative to carrying value as a result of the higher prepayment trends from declining interest rates and decreasing cushion in a number of valuation strata.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$ 28,156	$ 27,491	$ 55,786	$ 53,463
Interest expense	(8,718)	(10,208)	(17,321)	(20,089)
Net interest income	19,438	17,283	38,465	33,374
Provision for loan and lease losses	(1,333)	(2,340)	(2,913)	(4,510)
Noninterest income	5,645	4,134	10,774	8,499
Operating expense	(13,966)	(12,442)	(27,871)	(24,475)
Income before taxes	9,784	6,635	18,455	12,888
Income taxes	(3,904)	(2,576)	(7,364)	(5,000)
Net income	$ 5,880	$ 4,059	$ 11,091	$ 7,888

	June 30,	December 31,
Selected Balance Sheet Data at End of Period	2003	2002

Total assets	$ 2,139,403	$ 1,969,957
Loans	1,900,975	1,823,304
Allowance for loan and lease losses	21,525	20,725
Deposits	1,928,976	1,733,864
Shareholder's equity	144,000	154,423

	June 30,	December 31,
Daily Averages Year to Date:	2003	2002

Assets	$ 2,032,305	$ 1,802,896
Loans	1,864,936	1,693,426
Allowance for loan and lease losses	21,735	17,823
Deposits	1,825,673	1,583,926
Shareholder's equity	139,625	140,249
Shareholder's equity to assets	6.87%	7.78%

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Net Income

     Commercial banking net income increased to $5.9 million during the second quarter of 2003, compared to $4.1 million for the same period in 2002. Year-to-date net income totaled $11.1 million in 2003 compared to net income of $7.9 million in 2002. Results during 2003 reflect growth in net interest income, noninterest income and a reduction in provisions for loan and lease losses compared to the same periods of 2002.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Net interest income	$ 19,438	$ 17,283	$ 38,465	$ 33,374
Average interest earning assets	2,015,028	1,705,795	1,965,905	1,651,211
Net interest margin	3.87%	4.06%	3.95%	4.08%

     Net interest income was $19.4 million for the first quarter of 2003, an increase of 12% over first quarter of 2002. Net interest income for the first half of 2003 improved 15% over the same period in 2002. The 2003 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended June 30, 2003 was 3.87%, compared to 4.06% for the same period in 2002. Year-to-date net interest margin for 2003 was 3.95% compared to 4.08% for 2002. The line of business increased its core deposits to $1.7 billion, an increase of 12% since year end, reflecting success in deposit gathering initiatives.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Trust fees	$ 409	$ 499	$ 886	$ 1,063
Service charges on deposit accounts	1,289	1,178	2,506	2,354
Insurance commissions, fees and premiums	535	449	1,143	880
Gain from sales of loans	2,361	1,030	4,673	2,290
Loan servicing fees	298	230	582	440
Amortization of servicing assets	(685)	(209)	(1,376)	(459)
Impairment of servicing assets	151	--	68	--
Brokerage fees	286	361	547	719
Other	1,001	596	1,745	1,212
Total noninterest income	$ 5,645	$ 4,134	$ 10,774	$ 8,499
Total noninterest income to total net revenues	23.8%	21.7%	23.3%	22.7%

     Noninterest income during the first half of 2003 increased 27% over 2002. This increase was due primarily to higher gains from sales of loans related to increased mortgage production. These increases were partially offset by increased impairment and amortization charges recorded against mortgage servicing assets in this line of business. The commercial banking line of business has a first mortgage servicing portfolio totaling $419 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at June 30, 2003 to be $2.8 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$ 8,716	$ 7,572	$ 17,641	$ 14,672
Other expenses	5,250	4,870	10,230	9,803
Total operating expenses	$ 13,966	$ 12,442	$ 27,871	$ 24,475
Number of employees at period end(1)			474	442

__________
(1) On a full-time equivalent basis.

     Operating expenses for the six months ended June 30, 2003 totaled $27.9 million, an increase of 14% over the same period in 2002. While operating expenses increased 14% net revenues increased 24% in the first half of 2003 compared to 2002, indicative of improved operating efficiency.

Balance Sheet

     Year-to-date total assets as of June 30, 2003 averaged $2.0 billion compared to $1.8 billion for the year ended December 31, 2002. Year-to-date average earning assets as of June 30, 2003 averaged $2.0 billion compared to $1.6 billion for the year 2002. The most significant component of the increase in 2003 was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts into new markets. Average core deposits for the second quarter of 2003 totaled $1.6 billion, an increase of 8% over average core deposits in the fourth quarter 2002.

Credit Quality

     As of June 30, nonperforming loans and the allowance for loan losses have increased in 2003 over 2002 reflecting general economic conditions and portfolio growth. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	June 30,	December 31,
	2003	2002

(Dollars in thousands)
Nonperforming loans	$ 18,778	$ 14,970
Other real estate owned	994	96
Total nonperforming assets	$ 19,772	$ 15,066
Nonperforming assets to total assets	0.92%	0.76%
Allowance for loan losses	$ 21,525	$ 20,725
Allowance for loan losses to total loans	1.13%	1.14%

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Provision for loan losses	$ 1,333	$ 2,340	$ 2,913	$ 4,510
Net charge-offs	$ 1,167	$ 603	$ 2,113	$ 1,318
Annualized net charge-offs to average loans	0.25%	0.15%	0.23%	0.17%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Selected Income Statement Data
Net interest income	$ 28,222	$ 20,457	$ 54,634	$ 38,590
Provision for loan losses	(7,970)	(5,883)	(12,850)	(12,460)
Gain on sales of loans	8,280	363	10,250	8,084
Loan servicing fees	5,158	3,482	9,831	7,010
Amortization of servicing assets	(3,321)	(1,425)	(6,204)	(2,655)
Impairment of servicing assets	(65)	(159)	(1,083)	(586)
Trading losses	(33,131)	(5,757)	(50,919)	(13,059)
Other income	587	148	651	403
Total net revenues	(2,240)	11,226	4,310	25,327
Operating expenses	(21,810)	(18,778)	(44,191)	(37,729)
Income before taxes	(24,050)	(7,552)	(39,881)	(12,402)
Income tax benefit	9,620	3,021	15,952	4,961
Net loss	$ (14,430)	$ (4,531)	$ (23,929)	$ (7,441)
Selected Operating Data:
Loan volume
Lines of credit	$ 90,419	$104,233	$163,878	$205,426
Loans	208,536	163,491	413,627	309,036
Gain on sale of loans to whole loans sold	3.4%	N/A	3.1%	2.6%

Selected Balance Sheet Data:	June 30, 2003	December 31, 2002

Home equity loans and lines of credit (1)	$ 727,064	$ 626,355
Allowance for loan losses	(25,084)	(21,689)
Home equity loans held for sale	118,659	75,540
Residual assets -- trading (2)	92,847	157,065
Short-term debt	171,283	201,328
Collateralized borrowings	597,864	391,425
Shareholders' equity	119,708	155,831
Selected Operating Data:
Total managed portfolio balance at end of period (3)	1,698,876	1,830,339
Delinquency ratio (30+ days)	5.7%	6.0%
Total managed portfolio including credit risk sold(4) balance at end of period	$2,578,911	$2,502,685
Weighted average coupon rate:
Lines of credit	10.20%	10.79%
Loans	12.69	13.50

__________
(1) Includes $608.8 million and $392.4 million of collateralized loans at June 30, 2003 and December 31, 2002, respectively, as part of securitized financings.
(2) Includes $19.0 million and $82.5 million of residual assets at June 30, 2003 and December 31, 2002, respectively, that would be considered credit-enhancing interest-only strips (CEIOS) under federal banking regulations.
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

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the relative loan-to-value (LTV) ratio of the loan at origination. For example, everything being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. Year to date through June 30, 2003, HLTV home equity loans made up 52% of our loan originations and 62% of our managed portfolio. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have in place policies governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. As discussed earlier in the Capital section, in accordance with regulatory guidance set forth in SR 01-4 and in consultation with our banking regulators, we will make a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment will reflect a risk-weighting of 200 percent for certain assets that are described in the guidance as "subprime."

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months' interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 81%, or $1.4 billion, of our home equity managed portfolio at June 30, 2003 has early repayment provisions.

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

     As we discussed in our 2002 annual report on Form 10-K, we responded to economic weakness and rising consumer delinquencies and defaults by implementing a new origination and underwriting strategy in late 2002. Our objective was to increase focus on customers whose credit history would suggest lower risk of default on loans we extended. It is our expectation that over time, our loss rates on this new production will be lower than that for our production up to that point and our overall risk-adjusted profitability will improve. While our originations during the first half of 2003 still reflect a transition from previous to revised underwriting guidelines and, as such, current originations may not reflect the impact of these changes, the table below is illustrative of the changes we see in customer profile.
	For the Three Months Ended
	June 30, 2003	December 31, 2002

Total Originations (in thousands)	$ 298,955	$ 261,997
Weighted Average Coupon	9.68%	11.26%
Loans up to 100% CLTV	9.58	10.21
Lines of credit up to 100% CLTV	7.23	8.52
Loans up to 125% CLTV	11.31	13.26
Lines of credit up to 125% CLTV	11.02	12.90
First mortgage loans to 100% LTV	7.14	7.86
Weighted Average FICO score	683	670
Loans up to 100% CLTV	676	662
Lines of credit up to 100% CLTV	678	665
Loans up to 125% CLTV	683	675
Lines of credit up to 125% CLTV	692	670
First mortgage loans to 100% LTV	690	675
Weighted Average Disposable Income (in dollars) (1)	$ 5,047	$ 4,414
Loans up to 100% CLTV	4,864	4,365
Lines of credit up to 100% CLTV	6,679	5,794
Loans up to 125% CLTV	4,416	3,733
Lines of credit up to 125% CLTV	4,523	3,976
First mortgage loans up to 100% LTV	5,103	4,921

_____________
(1) We define Disposable Income as gross monthly income (from all sources) minus all monthly debt payments.

Portfolio Mix

     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of June 30, 2003 and December 31, 2002:

State	June 30,2003	December 31, 2002

California	18.1%	20.1%
Florida	7.6	7.4
Maryland	5.6	5.2
Arizona	5.5	4.9
Virginia	5.5	5.5
All other states	57.7	56.9
Total	100.0%	100.0%
Total managed (in thousands)	$ 1,698,876	$ 1,830,339

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of June 30, 2003:
	Amount	% of Total	Weighted Average Coupon

(In thousands)
Home equity loans < = 100% CLTV	$ 212,511	12.51%	11.23%
Home equity lines of credit < = 100% CLTV	$ 370,106	21.79%	9.02%
Total <= 100% CLTV	$ 582,617	34.30%	9.82%
Home equity loans > 100% CLTV	$ 662,606	39.00%	14.12%
Home equity lines of credit > 100% CLTV	$ 384,143	22.61%	11.82%
Total > 100% CLTV	$1,046,749	61.61%	13.28%
First mortgages	$ 29,185	1.72%	8.04%
Other	$ 40,325	2.37%	13.94%
Total	$1,698,876	100.00%	12.02%

     At June 30, 2003, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% increases in those assumptions are as follows:
	June 30, 2003	December 31, 2002

	(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$ 92,847	$ 157,065
Weighted-average life (in years)	1.56	1.91

Prepayment speed assumptions (annual rate)	36.87%	32.37%
Impact on fair value of 10% increase (40.56%)	$ 58
Impact on fair value of 25% increase (46.09%)	(5,971)

Expected credit losses (annual rate)	7.38%	3.57%
Impact on fair value of 10% increase (8.12%)	($7,527)
Impact on fair value of 25% increase (9.23%)	(18,439)

Residual cash flows discount rate (average annual rate)	18.50%	18.69%
Impact on fair value of 10% increase (20.35%)	($2,325)
Impact on fair value of 25% increase (23.13%)	(5,620)

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

     Based on changes to our funding practices to adjust to new regulatory capital rules discussed later in this section, in 2002 we began using securitization structures that do not qualify as loan sales and therefore are not accounted for using gain-on-sale treatment under generally accepted accounting principles, but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

     Our secured financing and securitization deals have triggers that, when exceeded, provide trustees and/or bond insurers with the ability, but not the obligation, of removing us as servicer of the deals whose triggers have been exceeded. Trigger levels are typically in the form of cumulative or periodic losses and/or delinquencies for a pool of loans over a stated period of time. At June 30, 2003, we had $110.1 million in loans that we serviced and for which certain triggers had been exceeded. The mortgage servicing rights related to the loans for which a trigger had been exceeded totaled $0.5 million at June 30, 2003. Based on our evaluation of industry practice by trustees and bond insurers and in our estimation of the steps which would be in the best interests of the trusts, we believe it is unlikely given current performance of the company that the trustee will remove servicing from us and, therefore, we have not provided for an allowance for this contingency.

Home Equity Servicing

     Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn annually a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans we service treated as sales under generally accepted accounting principles. For loans treated as secured financings, the servicing fee is implicit in the yield of the underlying loans and therefore has not historically been capitalized. For whole loans sold with servicing retained, we capitalize servicing fees including rights to future early repayment fees. These loans are included below in managed portfolio including credit risk sold. In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees, although we are not currently recognizing any revenue or balance sheet asset to reflect this potential given the uncertainty surrounding our ability to earn and estimate such incentive fees.

     Our managed portfolio is separated into $0.8 billion of loans and lines of credit originated, securitized, and treated as sold loans under SFAS 140 and $0.8 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale. Generally, loans originated prior to 2002 and treated as sold under SFAS 140 have a reserve methodology embedded in the associated residual valuations that reflects life of account loss expectations, whereas our policy for on-balance sheet loans requires that we hold, at a minimum at least twelve months coverage in sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. The following table sets forth certain information for each of these portfolios.
Managed Portfolio Including Credit Risk Sold	June 30, 2003	December 31, 2002

Total Loans	$ 2,578,911	$ 2,502,685
30 days past due	4.60%	5.12%
90 days past due	2.07	2.40
Annualized QTD Net Chargeoff Rate	3.51	2.42
Loan Loss Reserve	$ 25,084	$ 21,689

Managed Portfolio
Total Loans	$ 1,698,876	$ 1,830,339
30 days past due	5.68%	6.01%
90 days past due	2.58	2.80
Annualized QTD Net Chargeoff Rate	4.38	2.78
Loan Loss Reserve	$ 25,084	$ 21,689
Residual Undiscounted Losses	101,498	79,746

Unsold Loans
Total Loans (1)	$ 849,502	$ 706,899
30 days past due	2.70%	3.01%
90 days past due	1.21	1.38
Annualized QTD Net Chargeoff Rate	2.58	1.34
Loan Loss Reserve	$ 25,084	$ 21,689

Owned Residual
Total Loans	$ 849,374	$ 1,123,440
30 days past due	8.66%	7.89%
90 days past due	3.95	3.69
Annualized QTD Net Chargeoff Rate	6.14	3.70
Residual Undiscounted Losses	$ 101,498	$ 79,746

Credit Risk Sold
Total Loans	$ 880,035	$ 672,346
30 days past due	2.53%	2.71%
90 days past due	1.07	1.32

Whole Loan Sales
Total Loans	$ 791,410	$ 552,660
30 days past due	1.50%	0.89%
90 days past due	0.48%	0.31

Sold Residuals
Total Loans	$ 88,625	$ 119,686
30 days past due	11.64%	11.12%
90 days past due	6.40	5.97

____________
(1) Excludes deferred fees and costs.

     In our home equity lending business, we generally retain credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 5.7% at June 30, 2003, and 6.0% at December 31, 2002. Current economic conditions have caused us to increase near-term expectations for increases in losses and make it difficult for us to predict with accuracy what long-term losses are expected to be.

Net Income

     Our home equity lending business recorded a net loss of $14.4 million during the three months ended June 30, 2003, compared to a net loss for the same period in 2002 of $4.5 million. Year to date a loss of $23.9 million was recorded through June 30, 2003 compared to a net loss of $7.4 million during the same period a year earlier. The increased losses in 2003 relate primarily to unrealized trading losses recorded during the first half of the year to write down our residual assets to fair value.

Net Revenue

     Net revenue for the three and six months ended June 30, 2003 totaled negative $2.2 million and $4.3 million, respectively, compared to net revenue for the same periods in 2002 of $11.2 million and $25.3 million. The reduction in revenues is primarily a result of increased trading losses related to marking the residual assets to fair value to reflect our view that the effects of the economic weakness in 2001 and 2002 on our home equity portfolios will continue throughout 2003 and 2004. Trading losses during the three and six months ended June 30, 2003 totaled $33.1 million and $50.9 million, respectively, compared to losses of $5.8 million and $13.1 million during the same periods in 2002. Partially offsetting the increased trading losses was increased net interest income resulting from a buildup in our on-balance sheet loan portfolio.

     During the second quarter of 2003, our home equity lending business produced $299.0 million of home equity loans, compared to $267.7 million during the same period in 2002. Our home equity lending business had $820.6 million of net loans and loans held for sale at June 30, 2003, compared to $680.2 million at December 31, 2002. The increase in 2003 relates to the buildup of the on-balance sheet loan portfolio as part of the transition away from gain-on-sale securitizations. Included in the loan balance at June 30, 2003 were $608.8 million of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Net interest income	$ 28,222	$ 20,457	$ 54,634	$ 38,590
Provision for loan losses	(7,970)	(5,883)	(12,850)	(12,460)
Gain on sales of loans	8,280	363	10,250	8,084
Loan servicing fees	5,158	3,482	9,831	7,010
Amortization of servicing assets	(3,321)	(1,425)	(6,204)	(2,655)
Impairment of servicing assets	(65)	(159)	(1,083)	(586)
Trading losses	(33,131)	(5,757)	(50,919)	(13,059)
Other income	587	148	651	403
Total net revenue	$ (2,240)	$ 11,226	$ 4,310	$ 25,327

     Net interest income increased to $28.2 million for the three months ended June 30, 2003, compared to $20.5 million for the same period in 2002. Year-to-date net interest income for 2003 was $54.6 million compared to $38.6 million for 2002. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which accretion totaled $6.0 million and $13.0 million during the three and six months of 2003, respectively, versus $8.8 million and $18.1 million in 2002 for the same periods. As previously mentioned, the increase in 2003 net interest income is a result of the buildup of our on-balance sheet loan portfolio.

     Gains on sales of loans for the three months ended June 30, 2003 totaled $8.3 million, compared to $0.4 million during the same period in 2002. Gains on sales of loans for the six months ended June 30, 2003 totaled $10.3 million, compared to $8.1 million during the same period in 2002. The significant increase in gains in the second quarter of 2003 compared to the same period in 2002 relates to the sale of whole loans, which totaled $242 million during the second quarter of 2003 versus none during the same period in 2002. We do not record a residual interest as a result of these whole loan sales. These are cash sales for which we receive a premium, record a servicing asset, and monetize any points and fees at the time of sale. We do, however, retain the rights to an "incentive servicing fee" which will provide cash payments to us in the event certain loan credit performance metrics are met. We have not received any such payments to date. On a quarterly basis, we evaluate the likelihood of receiving such payments and at that time evaluate whether an associated potential asset is likely to accrue to us.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. At June 30, 2003, net servicing assets totaled $27.5 million, compared to a balance of $26.4 million at December 31, 2002. Servicing asset amortization and impairment expense totaled $7.3 million during the first half of 2003, compared to $3.2 million for the six months ended June 30, 2002.

     Trading losses represent unrealized losses as a result of adjustments to the carrying values of our residual interests. Trading losses totaled $33.1 million in the second quarter of 2003 compared to $5.8 million for the same period in 2002. Year-to-date trading losses totaled $50.9 million for 2003 compared to $13.1 million for the same period in 2002. Residual interests had a balance of $92.8 million at June 30, 2003 and $157.1 million at December 31, 2002. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future, up or down. These adjustments could have a material effect on our earnings. The increased unrealized trading losses in the first half of 2003 principally reflect higher expected loss rates. These higher expected loss rates are reflective of the continued weakness in the economy and a slower rate of recovery in the delinquency of the portfolio than we had anticipated. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted continuously to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$ 12,664	$ 10,700	$ 25,726	$ 22,628
Other	9,146	8,078	18,465	15,101
Total operating expenses	$ 21,810	$ 18,778	$ 44,191	$ 37,729
Number of employees at period end			686	713

     Operating expenses were $21.8 million and $44.2 million for the three and six months ended June 30, 2003, respectively, compared to $18.8 million and $37.7 million for the same periods in 2002. Salaries expense during the first half of 2002 included the reversal of approximately $4.0 million due to the decline in the value of the minority ownership interest during that period. During the same period in 2003, there was a $0.3 million similar reversal included in salaries expense.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$ 5,398	$ 3,726	$ 10,205	$ 7,119
Provision for loan and lease losses	(4,069)	(1,281)	(6,933)	(2,715)
Noninterest income	2,663	842	3,497	1,629
Total net revenues	3,992	3,287	6,769	6,033
Salaries, pension, and other employee expense	(2,852)	(2,107)	(5,458)	(4,292)
Other expense	(1,202)	(928)	(1,923)	(1,598)
Income (loss) before taxes and cumulative effect of change in accounting principle	(62)	252	(612)	143
Income tax benefit (expense)	63	(124)	353	(130)
Income (loss) before cumulative effect of change in accounting principle	1	128	(259)	13
Cumulative effect of change in accounting principle	--	--	--	495
Net income (loss)	$ 1	$ 128	$ (259)	$ 508
Selected Operating Data:
Net charge-offs	$ 2,659	$ 1,251	$ 4,471	$ 2,129
Net interest margin	5.45%	5.23%	5.73%	5.16%
Total fundings of loans and leases	$ 66,300	$ 46,184	$ 123,909	$ 85,863

Selected Balance Sheet Data at End of Period:	June 30, 2003	December 31, 2002

Total assets	$ 403,466	$ 343,384
Loans and leases	399,358	345,844
Allowance for loan and lease losses	(10,325)	(7,657)
Shareholders' equity	37,561	29,236

Overview

     In our commercial finance line of business, we originate transactions through established U.S. and Canadian relationships with vendors and manufacturers, some select independent leasing companies, and direct relationships with franchisees. The majority of our loans and leases are full payout, small-ticket loans and leases secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans, and our leases are full payout with higher transaction sizes than in our small-ticket channel. The franchise channel also finances real estate for select franchise systems. We finance a variety of commercial and office equipment and try to limit the industry, franchise concept and geographic concentrations in our loan and lease portfolio.

     During the three and six months ended June 30, 2003, respectively, the commercial finance line of business broke even and incurred a loss of $0.3 million, compared to net income of $0.1 million and $0.5 million for the three and six months ending June 30, 2002. The decline in net income largely reflected additional credit reserves for our U.S.-based broker-sourced portfolio and costs related to our decision to exit that distribution channel. In addition, the 2002 year to date results include a $0.5 million benefit from a cumulative effect of an accounting change related to the reversal of unamortized negative goodwill related to the acquisition of Onset. This line of business originated $66.3 million in loans and leases during the second quarter of 2003, compared to $46.2 million during the same period in 2002. The line of business portfolio at June 30, 2003 was $399.4 million compared to $345.8 million at December 31, 2002.

     We had nonperforming loans and leases at June 30, 2003 totaling $4.3 million, compared to non-performing loans and leases at December 31, 2002 totaling $4.9 million. Allowance for loan and lease losses at June 30, 2003 was $10.3 million, representing 2.59% of total loans and leases, compared to a balance at December 31, 2002 of $7.7 million, representing 2.21% of total leases. Net charge-offs recorded by this line of business totaled $4.5 million during the first half of 2003 compared to $2.1 million for the first half of 2002. The increased allowance and charge-offs were principally the result of continued deterioration in the credit quality of the broker-based, small ticket portion of our domestic portfolio. During the second quarter of 2003 we made a decision to exit this distribution channel. We will continue to manage the broker based portfolio as if runs off while focusing our efforts in originating vendor-sourced small ticket leases in the U.S. In the future, we expect our concentration in vendor-based small ticket products (both domestically and Canadian) and franchise finance to grow as a proportion of the line of business' portfolio.

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:
	June 30,	December 31,
	2003	2002

	(Dollars in thousands)
Franchise loans	$ 114,274	$ 95,753
Weighted average yield	8.62%	9.01%
Delinquency ratio	0.23	0.30
Domestic leases	$ 131,676	$ 135,775
Weighted average yield	10.09%	10.37%
Delinquency ratio	1.03	1.41
Canadian leases (1)	$ 153,408	$ 114,316
Weighted average yield	10.69%	10.95%
Delinquency ratio	1.31	1.03

__________
(1) In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

	(In thousands)
Selected Income Statement Data:
Net interest income	$ 2	$ 12	$ 9	$ 22
Mark-to-market adjustment on investments	(162)	--	(2,421)	(1,465)
Noninterest income	(68)	117	79	309
Total net revenues	(228)	129	(2,333)	(1,134)
Operating expense	(4)	(135)	(111)	(298)
Loss before taxes	(232)	(6)	(2,444)	(1,432)
Income tax benefit	96	2	980	573
Net loss	$ (136)	$ (4)	$ (1,464)	$ (859)

Selected Balance Sheet Data at End of Period:	June 30, 2003	December 31, 2002

Investment in portfolio companies (cost)	$ 14,571	$ 12,620
Mark-to-market adjustment	(10,543)	(8,123)
Carrying value of portfolio companies	$ 4,028	$ 4,497

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of June 30, 2003, with an aggregate investment cost of $14.6 million and a carrying value of $4.0 million.

     During the three and six months ended June 30, 2003, the venture capital line of business recorded a net loss of $0.1 million and $1.5 million, respectively, compared to breaking even and a net loss of $0.9 million for the same periods in 2002. The decline in net income is primarily due to valuation adjustments to reflect the company's portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled a net loss of $1.3 million and $3.3 million for the three and six months ended June 30, 2003, compared to net losses of $0.8 million and $1.7 million during the same periods in 2002. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in the year to date loss at the parent was a $1.8 million benefit related to the reversal of a portion of a liability associated with key employee retention initiatives at the home equity lending line of business, compared with a $1.6 million benefit for the same period in 2002.

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

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business have the most potential to have a significant effect on our consolidated financial performance. These lines of business manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval.

     The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, "Accounting for Contingencies," SFAS 114, "Accounting by Creditors for Impairment of a Loan," and SFAS 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We compute the allowance based on an analysis that incorporates both a quantitative and qualitative component. The quantitative component of the allowance reflects expected losses resulting from analysis developed through specific credit allocations for individual loans and historical loss experience for each loan category. The specific credit allocations are based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss component is applied to all loans that do not have a specific reserve allocated to them. Loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type.

     The qualitative component of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio. This assessment is performed via the evaluation of eight specific qualitative factors as outlined in regulatory guidance. We perform the quantitative and qualitative assessments on a quarterly basis. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off.

     Net charge-offs for the three months ended June 30, 2003 were $9.7 million, or 1.19% of average loans, compared to $4.6 million, or 0.78% of average loans during the same period in 2002. Year-to-date net charge-offs were $15.8 million compared to $8.6 million during the same period in 2002. At June 30, 2003, the allowance for loan and lease losses was $57.9 million or 1.90% of outstanding loans and leases, compared to $50.9 million or 1.81% at year-end 2002. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality, as well as the new balance sheet retention of home equity loans.

     Total nonperforming loans and leases at June 30, 2003, were $35.2 million, compared to $31.1 million at December 31, 2002. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2003 were 1.15%, compared to 1.11% at December 31, 2002. The 2003 increase occurred primarily at the commercial banking line of business where nonperforming loans increased to $18.8 million at June 30, 2003, compared to $15.0 million at the end of 2002.

     Other real estate we owned totaled $5.2 million at June 30, 2003, down from $5.3 million at December 31, 2002. Total nonperforming assets at June 30, 2003 were $40.4 million, or 0.73% of total assets compared to nonperforming assets at December 31, 2002, of $36.4 million, or 0.75% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:
	June 30,	December 31,
	2003	2002

	(In thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$ 337	$ 30
Real estate mortgages	--	--
Consumer loans	263	688
Lease financing:
Domestic	--	220
Canadian	142	143
	742	1,081
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	16,576	13,798
Real estate mortgages	11,842	11,308
Consumer loans	1,819	454
Lease financing:
Domestic	2,479	3,415
Canadian	1,708	1,077
	34,424	30,052
Total nonperforming loans and leases	35,166	31,133
Other real estate owned:
Other real estate owned	5,235	5,272
Total nonperforming assets	$ 40,401	$ 36,405
Nonperforming loans and leases to total loans and leases	1.15%	1.11%
Nonperforming assets to total assets	0.73%	0.75%

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $40.4 million of nonperforming assets at June 30, 2003, were concentrated at our four largest lines of business as follows (in millions):
Mortgage banking	$3.2
Commercial banking	19.8
Home equity lending	12.9
Commercial finance	4.3

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2003, the ratio of loans and loans held for sale to total deposits was 141%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($1.5 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.7 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. Excluding these two items, our loans to deposit ratio at June 30, 2003 was 74%.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the first half of 2003, the home equity lending line of business produced $0.6 billion and the sum of funding home equity loan sales and secured financings totaled $0.6 billion.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits made into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remain for much longer. At June 30, 2003, these deposit types totaled $1.0 billion, an increase of $0.1 billion from December 31, 2002.

     Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of June 30, 2003, CDs issued directly to customers totaled $0.5 billion, which was level with December 31, 2002. Brokered CDs are typically considered to have higher liquidity risk than CDs issued directly to customers since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.4 billion at June 30, 2003, and had an average remaining life of 20 months as compared to $0.3 billion outstanding with a 22 month average remaining life at December 31, 2002.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority. At June 30, 2003, these balances totaled $1.0 billion, which was a $0.4 billion increase from December 31, 2002.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2003, FHLBI borrowings outstanding totaled $123 million, a $404 million decrease from December 31, 2002. We had sufficient collateral pledged to FHLBI at June 30, 2003 to borrow an additional $1.6 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At June 30, 2003, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

  Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility
  Warehouse borrowing facilities to fund first mortgage loans: $0.6 million outstanding on a $150 million committed borrowing facility
  Lines of credit with correspondent banks, including fed funds lines: $26 million outstanding out of $225 million available

     In addition to short term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of GSE-conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At June 30, 2003, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

  Committed warehouse sale facility: $312 million unsettled on a $600 million facility
  Uncommitted warehouse sale facility: $0 unsettled on a $150 million facility
  Investor warehouse sale facility: $771 million unsettled

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

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between the time we lock a loan rate to the customer and the time we sell the loan, the mortgage bank enters into commitments to deliver loans at a fixed price. Since not all rate-locks result in loans, we only hedge the percentage of rate locks that we believe will result in loan originations. Our home equity business originates a much smaller volume of first mortgage loans than our mortgage banking line of business, but has begun to hedge its funded first mortgage originations from the time of origination until a price to sell the loan is locked-in.

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

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2003. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2003, although certain accounts such as "Official Checks and Due From" are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

Economic Value Change Method
	Present Value at June 30, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%

	(In thousands)
Interest Sensitive Assets
Loans and other assets	$ 3,325,539	$ 3,296,631	$ 3,254,487	$ 3,212,058	$ 3,169,558
Loans held for sale	1,682,432	1,681,946	1,678,756	1,674,845	1,670,712
Mortgage servicing rights	133,774	162,295	224,937	353,267	457,203
Residual interests	76,315	84,521	92,806	101,691	110,378
Interest sensitive financial derivatives	45,374	45,511	13,552	(11,360)	(71,960)
Total interest sensitive assets	$ 5,263,434	$ 5,270,904	$ 5,264,538	$ 5,330,501	$ 5,335,891
Interest Sensitive Liabilities
Deposits	(3,384,410)	(3,378,499)	(3,365,528)	(3,352,211)	(3,339,377)
Short-term borrowings	(564,413)	(564,357)	(564,124)	(563,898)	(563,676)
Long-term debt	(906,440)	(898,047)	(885,408)	(871,431)	(855,949)
Total interest sensitive liabilities	(4,855,263)	(4,840,903)	(4,815,060)	(4,787,540)	(4,759,002)
Net market value as of June 30, 2003	$ 408,171	$ 430,001	$ 449,478	$ 542,961	$ 576,889
Change from current	$ (41,307)	$ (19,477)	$ --	$ 93,483	$ 127,411
Net market value as of December 31, 2002	$ 449,493	$ 444,059	$ 456,510	$ 518,260	$ 534,107
Potential change	$ (7,017)	$ (12,451)	$ --	$ 61,750	$ 77,597

GAAP-Based Value Change Method

	Present Value at June 30, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%

	(In thousands)
Interest Sensitive Assets
Loans and other assets (1)	$ --	$ --	$ --	$ --	$ --
Loans held for sale	1,665,983	1,665,983	1,665,983	1,662,072	1,657,939
Mortgage servicing rights	133,594	162,105	224,626	341,740	372,571
Residual interests	77,110	85,317	93,602	102,487	111,173
Interest sensitive financial derivatives	45,374	45,511	13,552	(11,360)	(71,960)
Total interest sensitive assets	1,922,061	1,958,916	1,997,763	2,094,939	2,069,723
Interest Sensitive Liabilities
Deposits (1)	--	--	--	--	--
Short-term borrowings (1)	--	--	--	--	--
Long-term debt (1)	--	--	--	--	--
Total interest sensitive liabilities (1)	--	--	--	--	--
Net market value as of June 30, 2003	$ 1,922,061	$ 1,958,916	$ 1,997,763	$ 2,094,939	$ 2,069,723
Potential change	$ (75,702)	$ (38,847)	$ --	$ 97,176	$ 71,960
Net market value as of December 31, 2002	$ 1,618,460	$ 1,629,506	$ 1,656,461	$ 1,722,027	$ 1,715,012
Potential change	$ (38,001)	$ (26,955)	$ --	$ 65,565	$ 58,551

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

     Our Board of Directors has ultimate accountability for the level of operational risk assumed by us. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established and continue to improve a control environment that encourages a high degree of awareness and proactivity in alerting senior management and the Board to potential control issues on a timely basis.

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

     We entered into an interest rate swap to hedge a $25.0 million brokered certificate of deposit. This swap had a notional amount (which does not represent the amount at risk) of $25.0 million as of June 30, 2003. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one month LIBOR. This swap had a gain of $0.4 million during the second quarter.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of these forward contracts (which does not represent the amount at risk) totaled $4.4 billion and $2.2 billion at June 30, 2003 and December 31, 2002, respectively. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS No. 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at June 30, 2003 was $14.2 million and the hedge ineffectiveness for the quarter then ended was a loss of $3.4 million. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At June 30, 2003, we had a notional amount of rate lock commitments outstanding totaling $4.2 billion with a fair value of $8.5 million. Notional amounts do not represent the amount at risk. A net decrease in fair value of these derivatives totaling $15.2 million for the year to date ended June 30, 2003 was recorded in gain from sale of loans.

    Our home equity line of business originated a relatively small amount of first mortgage loans in the second quarter and began a hedging process in the second quarter for a portion of these loans from the time they are originated until the time they are sold, which typically occurs once per month. During the second quarter, hedge losses related to this activity totaled $0.1 million.

     Certain of our fixed rate loans and leases are funded with floating rate liabilities. To hedge such mismatches, we own four interest rate caps, which had a fair value of $0.4 million and a notional amount of $105 million at June 30, 2003. Notional amounts do not represent the amount at risk. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the other two interest rate caps as other income on the income statement. For the six months ended June 30, 2003, we recorded an immaterial loss in other income and in accumulated other comprehensive income related to these derivative products.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is the three-month LIBOR. For the six months ended June 30, 2003, we recorded gains of $29.2 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as derivative gains. At June 30, 2003, we had no Eurodollar contracts outstanding. We also held open swaption positions with a net notional value totaling $8.0 billion at June 30, 2003, all of which had final maturities of July 1, 2003. The size and mix of these positions change during the quarter based upon many factors. Period-end positions may or may not be indicative of our net risk exposure throughout the quarter. Notional amounts do not represent the amount at risk.

     Onset Capital Corporation uses two interest rate swaps to reduce repricing risk associated with one of its funding sources. The interest rate risk is created due to a repricing mismatch between the fixed-rate payment stream from leasing assets and floating rate funding. The notional amounts of the swaps were $3 million and $1 million as of June 30, 2003. The notional values of both interest rate swaps amortize on a schedule designed to approximate the principal pay down of the lease portfolio, and have an average remaining maturity of approximately five months. Notional amounts do not represent the amount at risk. Fair value changes in the value of these swaps were immaterial.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $128 million in forward contracts outstanding as of June 30, 2003. Notional amounts do not represent the amount at risk. For the six months ended June 30, 2003, we recognized losses on these contracts of $17.5 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain on the intercompany loans was also $17.2 million during the six months ended June 30, 2003.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 44 through 46.

Item 4. Controls and Procedures.

     As of June 30, 2003, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which the Form 10-Q was being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

PART II. Other Information.

Item 1. Legal Proceedings.

Culpepper and related cases.

     As described in our Annual Report on Form 10-K for the Year Ended 2002 and our Report on Form 10-Q for the Quarterly Period Ended March 31, 2003, our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in Culpepper v. Inland Mortgage Corporation, a class action lawsuit in the United States District Court for the Northern District of Alabama. The suit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) in connection with certain payments Irwin Mortgage made to mortgage brokers. We also reported that in September 2001, a second suit, Beggs v. Irwin Mortgage Corporation, sought class status and consolidation with Culpepper. Subsequently, the court permitted another suit, Gorman v. Irwin Mortgage, to intervene in the Beggs suit. In July, 2003, the parties agreed in principle to settle Beggs and Gorman for a nonmaterial amount.

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

      On September 30, 2002, the court granted plaintiffs' motion for certification of a class subject to certain limitations.  On October 15, 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit.  The court of appeals deferred taking action on the class certification issue until the district court ruled on the motion for reconsideration.  In May, 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification.  However, the court further limited membership in the plaintiff class.

     If the class is ultimately upheld, the actual number of plaintiff borrowers will be determined only after a review of loan files.  As originally specified, the plaintiff class was limited to those borrowers who obtained a mortgage loan originated with prepayment penalty provisions by FirstPlus during the three-year period prior to the filing of the suit.  As more recently defined by the court, the class has been further restricted to those borrowers who refinanced their loans and paid a prepayment penalty.  Only high-rate loans that are subject to the provisions of the Home Ownership and Equity Protection Act of 1994 would be included in the class.  Although discovery has not yet commenced, we believe that out of approximately 200 loans acquired directly from FirstPlus through our correspondent lending channel and approximately 7,800 loans acquired from other parties in certain bulk acquisitions that may include FirstPlus originations, only a portion of these loans will satisfy all of the criteria for inclusion in the class.

     We believe we have available numerous defenses to the allegations and intend to vigorously defend this lawsuit. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

Silke v. Irwin Mortgage Corporation

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage's costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     We and our subsidiaries are from time to time engaged in various matters of litigation including the matters described above and those disclosed in our Annual Report on Form 10-K for the Year Ended 2002 and subsequent Reports on Form 10-Q, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above and in our Annual Report on Form 10-K and subsequent Reports on Form 10-Q. Reserves have been established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

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

Date Issued	Number of Shares
June 30, 2003	876

Item 4. Submission of Matters to a Vote of Security Holders.
     (a) The Annual Meeting of Shareholders of Registrant was held on April 24, 2003.

     (b) The following directors were elected at the meeting to serve until 2006:

	Affirmative Votes	Abstained
David W. Goodrich	24,414,818	237,337
John T. Hackett	24,324,975	327,180
Brenda J. Lauderback	24,297,782	354,373
John C. McGinty	24,280,025	372,130

         The following directors are currently serving terms that expire as indicated:

Sally A. Dean (2004)
William H. Kling (2004)
William I. Miller (2005)
Lance R. Odden (2004)
Theodore M. Solso (2005)

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

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

__________
* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.
8-K	April 18, 2003	Attaching news release announcing first quarter earnings conference call.
8-K	April 24, 2003	Reg FD Disclosure announcing first quarter 2003 earnings.
8-K	April 24, 2003	Attaching news release announcing second quarter dividend.
8-K	June 10, 2003	Reg FD Disclosure on presentation made to McDonald Investments, Inc. KEYBANC Capital Markets 2003 Bank Conference 6-11-03.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
DATE: August 12, 2003	BY: /s/ Gregory F. Ehlinger__________________ GREGORY F. EHLINGER CHIEF FINANCIAL OFFICER

BY: /s/ Jody A. Littrell______________________ JODY A. LITTRELL CORPORATE CONTROLLER (Chief Accounting Officer)