Form 10-Q
period 2003-09-30
IRWIN FINANCIAL CORPORATION
filed 2003-11-13
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

[ X ] Yes                          [ ] No

As of November 7, 2003, there were outstanding 28,052,570 common shares, no par value, of the Registrant.

FORM 10-Q
TABLE OF CONTENTS

PART 1. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2003	2002
	(In thousands except for shares)
Assets:
Cash and cash equivalents	$ 163,272	$ 157,771
Interest-bearing deposits with financial institutions	62,728	34,951
Residual interests	79,146	157,514
Investment securities - held-to-maturity (Market value:
$4,966 in 2003 and $5,644 in 2002)	4,942	5,349
Investment securities - available-for-sale	107,115	62,599
Loans held for sale	1,020,082	1,314,849
Loans and leases, net of unearned income - Note 2	3,139,335	2,815,276
Less: Allowance for loan and lease losses - Note 3	(64,145)	(50,936)
	3,075,190	2,764,340
Servicing assets - Note 4	327,422	174,935
Accounts receivable	39,374	55,928
Accrued interest receivable	17,234	15,264
Premises and equipment, net	32,712	32,398
Other assets	129,966	135,028
Total assets	$ 5,059,183	$ 4,910,926
Liabilities and Shareholders' Equity:
Deposits Noninterest-bearing	$ 957,480	$ 821,814
Interest-bearing	1,302,319	1,170,660
Certificates of deposit over $100,000	759,476	701,870
	3,019,275	2,694,344
Short-term borrowings - Note 5	442,400	993,124
Long-term debt	30,062	30,070
Collateralized debt - Note 6	588,731	391,425
Company-obligated mandatorily redeemable preferred securities of subsidiary trusts	181,250	181,250
Convertible securities of subsidiary trusts	51,708	51,750
Other liabilities	329,671	207,552
Total liabilities	4,643,097	4,549,515
Commitments and contingencies - Note 9
Minority interest	1,632	856
Shareholders' equity Preferred stock, no par value - authorized 4,000,000 shares; none issued as of September 30, 2003 and December 31, 2002	--	--
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of September 30, 2003 and December 31, 2002, respectively; including 1,630,279 and 1,840,623 shares in treasury as of September 30, 2003 and December 31, 2002, respectively	112,000	112,000
Additional paid-in capital	2,413	3,606
Deferred compensation	(421)	(240)
Accumulated other comprehensive loss, net of deferred income tax benefit of $94 and $336 as of September 30, 2003 and December 31, 2002, respectively	(140)	(1,142)
Retained earnings	337,919	287,662
	451,771	401,886
Less treasury stock, at cost	(37,317)	(41,331)
Total shareholders' equity	414,454	360,555
Total liabilities and shareholders' equity	$ 5,059,183	$ 4,910,926

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,
	2003	2002
	(In thousands, except per share)
Interest income:
Loans and leases	$ 59,626	$ 60,210
Loans held for sale	33,978	14,200
Residual interests	4,131	8,493
Investment securities	1,125	695
Federal funds sold	20	15
Total interest income	98,880	83,613
Interest expense:
Deposits	9,873	13,911
Short-term borrowings	3,383	3,831
Long-term debt	419	567
Collateralized debt	4,045	3,003
Preferred securities distribution	5,527	4,820
Total interest expense	23,247	26,132
Net interest income	75,633	57,481
Provision for loan and lease losses	14,778	15,577
Net interest income after provision for loan and lease losses	60,855	41,904
Other income:
Loan servicing fees	28,523	18,156
Amortization of servicing assets - Note 4	(34,064)	(16,234)
Recovery (impairment) of servicing assets - Note 4	41,665	(88,134)
Net loan administration income (loss)	36,124	(86,212)
Gain from sales of loans	91,569	60,857
Gain on sale of mortgage servicing assets	7	223
Trading losses	(1,403)	(9,574)
Derivative gains (losses), net	(27,685)	81,135
Other	6,412	2,742
	105,024	49,171
Other expense:
Salaries	62,220	42,078
Pension and other employee benefits	9,696	7,582
Office expense	5,330	4,426
Premises and equipment	9,533	8,249
Marketing and development	3,400	3,142
Professional fees	2,980	1,748
Other	21,608	10,642
	114,767	77,867
Income before income taxes	51,112	13,208
Provision for income taxes	19,994	5,015
Net income	$ 31,118	$ 8,193
Earnings per share: - Note 7 Basic	$ 1.11	$ 0.30
Diluted	$ 1.03	$ 0.29
Dividends per share	$ 0.0700	$ 0.0675

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Nine Months Ended September 30,
	2003	2002
	(In thousands, except per share)
Interest income:
Loans and leases	$ 179,460	$ 160,065
Loans held for sale	86,800	33,295
Residual interests	17,100	26,561
Investment securities	3,134	2,203
Federal funds sold	119	44
Total interest income	286,613	222,168
Interest expense:
Deposits	32,679	41,940
Short-term borrowings	12,053	11,226
Long-term debt	1,745	1,709
Collateralized debt	11,569	3,224
Preferred securities distribution	16,581	14,457
Total interest expense	74,627	72,556
Net interest income	211,986	149,612
Provision for loan and lease losses	37,655	35,409
Net interest income after provision for loan and lease losses	174,331	114,203
Other income:
Loan servicing fees	75,231	54,622
Amortization of servicing assets - Note 4	(102,112)	(43,957)
Impairment of servicing assets - Note 4	(1,966)	(125,959)
Net loan administration loss	(28,847)	(115,294)
Gain from sales of loans	311,081	145,615
Gain on sale of mortgage servicing assets	7	9,939
Trading losses	(52,323)	(22,634)
Derivative gains, net	1,993	118,362
Other	16,981	11,600
	248,892	147,588
Other expense:
Salaries	176,851	112,285
Pension and other employee benefits	31,803	24,758
Office expense	16,200	13,005
Premises and equipment	28,751	25,392
Marketing and development	11,157	9,042
Professional fees	8,664	6,918
Other	58,170	28,648
	331,596	220,048
Income before income taxes	91,627	41,743
Provision for income taxes	35,505	16,113
Income before cumulative effect of change in accounting principle	56,122	25,630
Cumulative effect of change in accounting principle, net of tax	--	495
Net income	$ 56,122	$ 26,125
Earnings per share before cumulative effect of change in accounting principle: - Note 7 Basic	$ 2.01	$ 0.97
Diluted	$ 1.89	$ 0.94
Earnings per share: - Note 7 Basic	$ 2.01	$ 0.99
Diluted	$ 1.89	$ 0.96
Dividends per share	$ 0.2100	$ 0.2025

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For the Three Months Ended September 30, 2003, and 2002
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
	(In thousands, except shares)
Balance July 1, 2003	$ 384,835	$ 308,760	$ (58)	$ (489)	$ 2,422	$ 112,000	$ --	$ (37,800)
Net income	31,118	31,118
Unrealized loss on investment securities net of $57 tax benefit	(84)		(84)
Unrealized gain on interest rate cap net of $17 tax liability	26		26
Foreign currency adjustment net of $16 tax benefit	(24)		(24)
Total comprehensive income	31,036
Deferred compensation	68			68
Cash dividends	(1,959)	(1,959)
Tax benefit on stock option exercises	22				22
Treasury stock:
Purchase of 1,321 shares	(33)							(33)
Sales of 24,766 shares	485				(31)			516
Balance September 30, 2003	$ 414,454	$ 337,919	$ (140)	$ (421)	$ 2,413	$ 112,000	$ --	$ (37,317)

Balance July 1, 2002	$ 329,275	$ 255,932	$ (125)	$ (359)	$ 3,794	$ 112,159	$ --	$ (42,126)
Net income	8,193	8,193
Unrealized loss on investment securities net of $12 tax benefit	(18)		(18)
Unrealized loss on interest rate cap net of $59 tax benefit	(89)		(89)
Foreign currency adjustment net of $136 tax benefit	(204)		(204)
Total comprehensive income	7,882
Deferred compensation	60			60
Cash dividends	(1,870)	(1,870)
Additional costs for equity offering	(158)					(158)
Treasury stock:
Purchase of 1,393 shares	(28)							(28)
Sales of 17,522 shares	315				(41)			356
Balance September 30, 2002	$ 335,476	$ 262,255	$ (436)	$ (299)	$ 3,753	$ 112,001	$ --	$ (41,798)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)

For the Nine Months Ended September 30, 2003, and 2002
	Total	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Deferred Compensation	Additional Paid in Capital	Common Stock	Preferred Stock	Treasury Stock
	(In thousands, except shares)
Balance January 1, 2003	$ 360,555	$ 287,662	$ (1,142)	$ (240)	$ 3,606	$ 112,000	$ --	$ (41,331)
Net income	56,122	56,122
Unrealized loss on investment securities net of $45 tax benefit	(72)		(72)
Unrealized loss on interest rate cap net of $31 tax benefit	(47)		(47)
Foreign currency adjustment net of $576 tax liability	865		865
Minimum SERP liability net of $170 tax liability	256		256
Total comprehensive income	57,124
Deferred compensation	(181)			(181)
Cash dividends	(5,865)	(5,865)
Tax benefit on stock option exercises	1,031				1,031
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)			44
Treasury stock:
Purchase of 122,464 shares	(2,822)							(2,822)
Sales of 330,666 shares	4,569				(2,223)			6,792
Balance September 30, 2003	$ 414,454	$ 337,919	$ (140)	$ (421)	$ 2,413	$ 112,000	$ --	$ (37,317)

Balance January 1, 2002	$ 231,665	$ 241,725	$ (325)	$ (449)	$ 4,426	$ 29,965	$ 1,386	$ (45,063)
Net income	26,125	26,125
Unrealized loss on investment securities net of $45 tax benefit	(67)		(67)
Unrealized loss on interest rate cap net of $59 tax benefit	(89)		(89)
Foreign currency adjustment net of $30 tax liability	45		45
Total comprehensive income	26,014
Deferred compensation	150			150
Cash dividends	(5,595)	(5,595)
Sales of 6,210,000 shares of common stock	82,036					82,036
Conversion of preferred stock to 120,441 common shares	--						(1,386)	1,386
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 56,738 shares	(1,139)							(1,139)
Sales of 290,157 shares	1,829				(1,189)			3,018
Balance September 30, 2002	$ 335,476	$ 262,255	$ (436)	$ (299)	$ 3,753	$ 112,001	$ --	$ (41,798)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
	For the Nine Months Ended September 30,
	2003	2002
	(In thousands)
Net income	$ 56,122	$ 26,125
Adjustments to reconcile net income to cash
(used) provided by operating activities:
Depreciation, amortization, and accretion, net	8,747	8,742
Amortization and impairment of servicing assets	104,078	169,917
Provision for loan and lease losses	37,655	35,409
Gain on sale of mortgage servicing assets	(7)	(9,939)
Gain from sale of loans	(311,081)	(109,759)
Originations of loans held for sale	(21,131,799)	(6,858,229)
Proceeds from the sale of mortgage servicing assets	--	25,498
Proceeds from sales and repayments of loans held for sale	21,590,397	6,563,630
Net decrease in residual interests	78,368	30,646
Net decrease in accounts receivable	16,554	981
Other, net	12,694	(10,900)
Net cash provided by (used in) operating activities	461,728	(127,879)
Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	495	590
Available-for-sale	38,682	5,377
Purchase of investment securities:
Held-to-maturity	(99)	--
Available-for-sale	(83,253)	(9,628)
Net increase in interest-bearing deposits with financial institutions	(27,777)	(16,970)
Net increase in loans, excluding sales	(379,606)	(1,147,704)
Sales of loans	33,182	517,645
Other, net	(6,125)	(4,077)
Net cash used by lending and investing activities	(424,501)	(654,767)
Financing activities:
Net increase in deposits	324,931	239,932
Net increase (decrease) in short-term borrowings	(550,724)	31,995
Repayments of long-term debt	(8)	--
Proceeds from issuance of collateralized borrowings	373,658	440,471
Repayments of collateralized borrowings	(176,352)	(20,165)
Proceeds from sale of stock for equity offering	-	82,036
Purchase of treasury stock for employee benefit plans	(2,822)	(1,139)
Proceeds from sale of stock for employee benefit plans	5,600	2,345
Dividends paid	(5,865)	(5,595)
Net cash provided (used) by financing activities	(31,582)	769,880
Effect of exchange rate changes on cash	(144)	(58)
Net increase (decrease) in cash and cash equivalents	5,501	(12,824)
Cash and cash equivalents at beginning of period	157,771	158,291
Cash and cash equivalents at end of period	$ 163,272	$ 145,467
Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$ 78,052	$ 75,647
Income taxes	$ 42,928	$ 29,957
Noncash transactions:
Conversion of trust preferred stock to common stock	$ 43	$ --
Liability for loans held for sale eligible for repurchase	$ 111,390	$ --
Conversion of preferred stock to common stock	$ --	$ 1,386

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

     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. In the past, when we sold receivables in securitizations of home equity loans and lines of credit, we retained residual interests, a servicing asset, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the receivables depends in part on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions -- prepayment speeds, credit losses, and discount rates commensurate with the risks involved -- that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as trading gains or losses. An adjustment of $1.4 million was recorded in the third quarter of 2003 to write down the residual interests due primarily to shifts in the LIBOR curve and enhancements to our valuation model. The total adjustment for the first nine months of 2003 was $52.3 million.

     Servicing Assets: In determining servicing value impairment we stratify the servicing portfolio into its predominant risk characteristics, principally by interest rate and product type. Effective as of June 30, 2003 we lowered our lowest interest rate stratum from 7% to 5% and split our interest strata by government and conventional loans. We made these changes in interest rate and product type stratums in response to significant changes in economic facts and circumstances and in our portfolio that caused a change in predominant risk characteristics. Because our strata changes were prompted by changes in economic facts and circumstances, they were accounted for prospectively as a change in estimate. We made no changes in our interest strata in the three-month period ended September 30, 2003.

     Cash and Cash Equivalents Defined: For purposes of the consolidated statement of cash flows, we consider cash and due from banks to be cash equivalents.

     Stock-Based Employee Compensation: We have two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. To date, the Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, SEC or other relevant authority regarding the standardization of valuation methods, should such guidance be forthcoming. In the absence of a uniform valuation method for public companies, we will continue to disclose in this footnote the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using several assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation," using our valuation method to stock-based employee compensation:

	For the three months ended September 30,		For the nine months ended September 30,
	2003	2002	2003	2002
(In thousands)
Net income as reported	$ 31,118	$ 8,193	$ 56,122	$ 26,125
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(699)	(662)	(2,187)	(1,977)
Pro forma net income	$ 30,419	$ 7,531	$ 53,935	$ 24,148
Basic earnings per share As reported	$ 1.09	$ 0.30	$ 2.01	$ 0.99
Pro forma	$ 1.03	$ 0.27	$ 1.93	$ 0.91
Diluted earnings per share As reported	$ 1.03	$ 0.29	$ 1.89	$ 0.96
Pro forma	$ 1.01	$ 0.26	$ 1.82	$ 0.89

     Recent Accounting Developments

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of expected losses, receives a majority of expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other beneficiary interests in the entity. The primary beneficiary is required to disclose the (a) nature, purpose, size, and activities of the variable interest entity, (b) the carrying amount and classification of assets that are collateral, and (c) any lack of recourse by creditors to the primary beneficiary. If a primary interest is not held, but a significant variable interest is held, disclosure requirements include (1) the nature, purpose, size and activities of the variable interest entity, (2) exposure to loss, (3) the date and nature of involvement with the entity. This interpretation applies immediately to variable interests created or obtained after January 31, 2003. For variable interest entities created prior to February 1, 2003, the interpretation application begins in fiscal years beginning after December 15, 2003. Prior to 2002, we used securitization structures involving qualified special purpose entities (QSPEs) which are exempt from the requirements of this interpretation. As a result, management does not believe the implementation of Interpretation No. 46 will have a material effect on our earnings or financial position.

In addition, we have six special purpose trusts used for the issuance of our trust preferred securities. These trusts are currently consolidated on our balance sheet and, as such, under banking regulation meet one of the criteria for creating eligibility under bank regulatory capital rules to be eligible as Tier 1 capital. We understand that the consolidation of these types of trusts under FIN 46 is under review by accounting rule making bodies and the Federal Reserve has issued interim guidance (SR 03-9) on the appropriate inclusion of these securities in regulatory capital ratios. If GAAP guidance changes and requires deconsolidation of these trusts, it is possible that the securities issued by the trust will no longer meet the requirements to be classified as Tier 1 capital elements, although we expect that they would continue to meet the requirement to be classified as Tier 2 capital. If this change were to occur, we do not believe this would have a meaningful effect on our total capital ratios, although the allocation of capital between Tier 1 and Tier 2 capital would shift.

     Reclassifications: Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders' equity.

Note 2 - Loans and Leases

     Loans and leases are summarized as follows:
	September 30,	December 31,
	2003	2002
	(In thousands)
Commercial, financial and agricultural	$ 1,453,305	$ 1,347,962
Real estate-construction	343,323	314,851
Real estate-mortgage	891,011	777,865
Consumer	28,259	27,857
Direct financing leases Domestic	327,965	291,711
Foreign	189,344	133,784
Unearned income Domestic	(66,927)	(59,287)
Foreign	(26,945)	(19,467)
Total	$ 3,139,335	$ 2,815,276

Note 3 - Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and for the nine months ended	As of and for the year ended
	September 30, 2003	December 31, 2002
	(In thousands)
Balance at beginning of period	$ 50,936	$ 22,283
Provision for loan and lease losses	37,655	43,996
Other adjustments	(99)	17
Recoveries	2,100	2,870
Charge-offs	(26,447)	(18,230)
Balance at end of period	$ 64,145	$ 50,936

Note 4 - Servicing Assets

     Included in the consolidated balance sheet at September 30, 2003 and December 31, 2002 are $327.4 million and $174.9 million, respectively, of capitalized servicing assets. These amounts relate primarily to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and for the nine months ended	As of and for the year ended
	September 30, 2003	December 31, 2002
	(In thousands)
Beginning balance	$ 174,935	$ 228,624
Additions	256,565	180,627
Amortization	(102,112)	(62,191)
Impairment	(1,966)	(146,370)
Reduction for servicing sales	--	(25,755)
	$ 327,422	$ 174,935

     We have established a valuation allowance to record servicing assets at their lower of cost or fair value. Changes in the allowance are summarized below:
	As of and for the nine months ended	As of and for the year ended
	September 30,	December 31,
	2003	2002
	(In thousands)
Balance at beginning of period	$ 159,865	$ 13,495
Provision for impairment	1,966	146,370
Balance at end of period	$ 161,831	$ 159,865

Note 5 - Short-term Borrowings

     Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2003	2002
	(In thousands)
Drafts payable related to mortgage loan closings	$ 118,939	$ 200,701
Commercial paper	15,169	14,121
Federal Home Loan Bank borrowings	248,000	527,000
Federal funds	54,000	30,000
Lines of credit and other borrowings	6,292	221,302
	$ 442,400	$ 993,124

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

     We also have lines of credit available to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with variable rates ranging from 1.37% to 3.00% at September 30, 2003.

Note 6 - Collateralized Debt

     We securitize loans and leases using secured financing structures at our home equity lending and commercial finance lines of business. Sale treatment was precluded on these transactions as we maintained effective control over the loans and leases securitized. This type of securitization structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.6 billion in home equity loans and home equity lines of credit and leases classified on the balance sheet as loans and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have an interest only senior note on both securitizations at the home lending line of business which as of September 30, 2003 had a combined notional balance of $61.7 million. These senior notes pay interest at 10%, and mature on December 25, 2004 and September 25, 2005.

     Collateralized debt is summarized as follows:
	Contractual Maturity	Weighted Average Interest Rate at September 30, 2003	September 30, 2003	December 31, 2002
	(In thousands)
Commercial finance line of business
2003 asset backed note	7/4/2010	2.10	$ 58,270	$ --

Home equity lending line of business
2003-1 asset backed notes:
Combined variable rate senior note	2/28/2028	1.65	190,578	--
Combined variable rate subordinate note	2/28/2028	3.17	61,763	--
Unamortized premium			5,095	--
2002-1 asset backed notes:
Combined variable rate senior note	7/25/2023- 6/25/2029	1.39	195,715	312,997
Combined variable rate subordinate note	2/25/2029	2.68	72,551	72,551
Unamortized premium			4,759	5,877
Total			$ 588,731	$ 391,425

Note 7 - Earnings per Share

     Earnings per share calculations are summarized as follow:

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share
(In thousands, except per share amounts)
Three Months Ended September 30, 2003 Net income	$ 31,118	$ --	$ --	$ 679	$ 31,797
Shares	27,949	306	--	2,609	30,864
Per-Share Amount	$ 1.11	$ (0.01)	$ --	$ (0.07)	$ 1.03

Three Months Ended September 30, 2002 Net income	$ 8,193	$ --	$ --	$ 700	$ 8,893
Shares	27,719	265	--	2,610	30,594
Per-Share Amount	$ 0.30	$ --	$ --	$ (0.01)	$ 0.29

	Basic Earnings Per Share	Effect of Stock Options	Effect of Preferred Shares	Effect of Convertible Shares	Diluted Earnings Per Share
	(In thousands, except per share amounts)
Nine Months Ended September 30, 2003 Net income	$ 56,122	$ --	$ --	$ 2,037	$ 58,159
Shares	27,877	272	--	2,609	30,758
Per-Share Amount	$ 2.01	$ (0.01)	$ --	$ (0.11)	$ 1.89

Nine Months Ended September 30, 2002 Net income before cumulative effect of change in accounting principle	$ 25,630	$ --	$ --	$ 2,101	$ 27,731
Shares	26,514	173	75	2,610	29,372
Per-Share Amount	$ 0.97	$ (0.01)	$ --	$ (0.02)	$ 0.94
Cumulative effect of change in accounting principle	495				495
Per-Share Amount	$ 0.02				$ 0.02
Net income	26,125				28,226
Per-Share Amount	$ 0.99				$ 0.96

     At September 30, 2003 and 2002, 705,482 and 753,176 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because the options' exercise price was greater than the market price of the common stock.

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

     The accounting policies of each segment are the same as those described in the "Summary of Significant Accounting Policies." Below is a summary of each segment's revenues, net income, and assets for the three months and nine months ended September 30, 2003, and 2002:
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended September 30, 2003 Net interest income	$ 27,614	$ 21,011	$ 28,765	$ 5,822	$ (2)	$ (7,577)	$ 75,633
Intersegment interest	(3,288)	(895)	(2,110)	(137)	--	6,430	--
Provision for loan and lease losses	(191)	(1,500)	(10,728)	(2,388)	--	29	(14,778)
Other revenue	90,758	5,744	8,091	1,181	294	(1,044)	105,024
Intersegment revenues	--	--	--	--	150	(150)	--
Total net revenues	114,893	24,360	24,018	4,478	442	(2,312)	165,879
Other expense	73,519	13,902	18,965	3,708	329	4,344	114,767
Intersegment expenses	691	414	691	121	--	(1,917)	--
Net income (loss) before taxes	40,683	10,044	4,362	649	113	(4,739)	51,112
Income taxes	15,648	4,071	1,745	603	48	(2,121)	19,994
Net income (loss)	$ 25,035	$ 5,973	$ 2,617	$ 46	$ 65	$ (2,618)	$ 31,118
	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended September 30, 2002 Net interest income	$ 10,217	$ 17,325	$ 27,107	$ 3,838	$ 11	$ (1,017)	$ 57,481
Intersegment interest	--	557	--	--	--	(557)	--
Provision for loan and lease losses	(16)	(2,630)	(9,221)	(3,804)	--	94	(15,577)
Other revenue	45,829	2,554	1,983	1,631	(2,860)	34	49,171
Intersegment revenues	--	54	--	--	125	(179)	--
Total net revenues	56,030	17,860	19,869	1,665	(2,724)	(1,625)	91,075
Other expense	42,347	11,785	18,575	2,911	63	2,186	77,867
Intersegment expenses	527	343	589	--	--	(1,459)	--
Net income (loss) before taxes	13,156	5,732	705	(1,246)	(2,787)	(2,352)	13,208
Income taxes	5,115	2,238	282	(583)	(1,115)	(922)	5,015
Net income (loss)	$ 8,041	$ 3,494	$ 423	$ (663)	$ (1,672)	$ (1,430)	$ 8,193

	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Nine Months Ended September 30, 2003 Net interest income	$ 69,285	$ 63,346	$ 86,967	$ 16,413	$ 7	$ (24,032)	$ 211,986
Intersegment interest	(7,991)	(4,764)	(5,678)	(523)	--	18,956	--
Provision for loan and lease losses	(221)	(4,413)	(23,578)	(9,321)	(215)	93	(37,655)
Other revenue	260,566	16,517	(29,383)	4,678	(2,133)	(1,353)	248,892
Intersegment revenues	--	--	--	--	450	(450)	--
Total net revenues	321,639	70,686	28,328	11,247	(1,891)	(6,786)	423,223
Other expense	209,224	40,982	61,730	10,811	440	8,409	331,596
Intersegment expenses	2,072	1,205	2,116	400	--	(5,793)	--
Net income (loss) before taxes	110,343	28,499	(35,518)	36	(2,331)	(9,402)	91,627
Income taxes	42,427	11,435	(14,207)	251	(932)	(3,469)	35,505
Net income (loss)	$ 67,916	$ 17,064	$ (21,311)	$ (215)	$ (1,399)	$ (5,933)	$ 56,122
Assets at September 30, 2003	$ 1,443,531	$ 2,195,135	$ 989,479	$ 425,483	$ 7,803	$ (2,248)	$ 5,059,183

	Mortgage Banking	Commercial Banking	Home Equity Lending	Commercial Finance	Venture Capital	Other	Consolidated
	(In thousands)
For the Nine Months Ended September 30, 2002 Net interest income	$ 26,050	$ 49,250	$ 65,697	$ 10,959	$ 33	$ (2,377)	$ 149,612
Intersegment interest	--	2,006	--	(2)	--	(2,004)	--
Provision for loan and lease losses	(218)	(7,140)	(21,681)	(6,519)	--	149	(35,409)
Other revenue	136,659	10,944	1,180	3,260	(4,341)	(114)	147,588
Intersegment revenues	--	163	--	--	451	(614)	--
Total net revenues	162,491	55,223	45,196	7,698	(3,857)	(4,960)	261,791
Other expense	115,604	35,722	55,118	8,800	363	4,441	220,048
Intersegment expenses	1,588	881	1,775	--	--	(4,244)	--
Net income (loss) before taxes	45,299	18,620	(11,697)	(1,102)	(4,220)	(5,157)	41,743
Income taxes	17,736	7,238	(4,679)	(452)	(1,688)	(2,042)	16,113
Income (loss) before cumulative effect of change in accounting principle	27,563	11,382	(7,018)	(650)	(2,532)	(3,115)	25,630
Cumulative effect of change in accounting principle	--	--	--	495	--	--	495
Net income (loss)	$ 27,563	$ 11,382	$ (7,018)	$ (155)	$ (2,532)	$ (3,115)	26,125
Assets at September 30, 2002	$ 1,043,100	$ 1,921,706	$ 960,327	$ 315,011	$ 3,990	$ 19,781	$ 4,263,915

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

     The 11th Circuit has now decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in this case. In March 2003, Irwin Mortgage filed a motion to decertify the class and the plaintiffs filed a renewed motion for summary judgment. On October 2, 2003 the case was reassigned to U.S. District Judge, R. David Proctor. Judge Proctor ordered that the parties meet and then submit a joint status report on or before October 31, 2003.

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

     In addition to this case and the case seeking consolidation with it, three other lawsuits were filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County, Alabama seeking class action status and allege claims based on payments similar to those at issue in this case. Another case filed in 2002 in the United States District Court for the Northern District of Alabama was permitted to intervene in the case seeking consolidation with this case. The intervening case alleged RESPA violations both similar to and different from those in this case in connection with payments made to mortgage brokers. The parties settled the three cases in Calhoun County, Alabama, for a nonmaterial amount, and the court dismissed those actions on August 18, 2003. The parties settled the suit seeking consolidation with this one, along with the intervening case, for a nonmaterial amount, and the court dismissed those actions on August 22, 2003.

     Irwin Mortgage intends to defend this lawsuit vigorously and believes it has numerous defenses to the alleged RESPA and similar violations. Irwin Mortgage further believes that the 11th Circuit's recent RESPA decisions provide grounds for reversal of the class certification in this case. We have no assurance, however, that Irwin Mortgage will be successful in defeating class certification in this case or will ultimately prevail on the merits. However, we expect that an adverse outcome in this case could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for this case and are unable at this stage of the litigation to form a reasonable estimate of potential loss that we could suffer.

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June, 2003, Irwin Leasing filed a motion for summary judgment. Oral argument was held on August 27, 2003. On October 8, 2003, the court granted Irwin Leasing's motion for summary judgment, dismissing the plaintiff's complaint. On October 22, 2003, the plaintiff filed a notice of appeal. We have not established any reserves for this case. Although we believe the trial court's decision is well-reasoned, we cannot predict at this time whether we will prevail on appeal.

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a purported class action lawsuit, filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust from an unaffiliated third-party originator. The plaintiffs allege that the loan documents did not comply with certain provisions of the Truth in Lending Act relating to high rate loans. The complaint seeks rescission of the loans and other damages. On September 30, 2002, the court granted plaintiffs' motion for certification of a class, subject to certain limitations. We filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. Discovery has not yet commenced. In May, 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the plaintiff class. On October 21, 2003, the court of appeals denied our application for appellate review of the district court's certification of the class. Discovery has not yet commenced. The actual number of plaintiff borrowers will be determined only after a review of loan files. We believe that out of approximately 200 loans acquired directly from the third-party originator and approximately 7,800 loans acquired from others through bulk acquisitions, only a portion of these loans will qualify for inclusion in the class. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

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

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. The court will determine the class certification issue before considering dispositive motions. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage's costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

     Words that convey our beliefs, expectations, assumptions, estimates, forecasts, outlook and projections or that indicate events we believe could, would, should, may or will occur (or might not occur) and similar expressions, are forward-looking statements, which may include, among other things:

  statements and assumptions relating to projected growth in our revenues, earnings or earnings per share as well as management's short-term and long-term performance goals;
  statements and assumptions relating to projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;
  statements relating to our plans and strategies, including the expected results or impact of implementing such plans and strategies;
  statements relating to potential litigation developments and the anticipated impact of potential outcomes of pending legal matters; and
  any other statements that are not historical facts.

     Forward-looking statements involve known and unknown risks, uncertainties and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from our expectations of future results, performance or achievements expressed or implied by these forward-looking statements. In addition, our past results of operations do not necessarily indicate our future results. Actual future results may differ materially from what is projected due to a variety of factors including: potential changes in and volatility of interest rates, which may affect consumer demand for our products and the success of our interest rate risk management strategies; staffing fluctuations in response to product demand; the relative profitability of our lending operations; the valuation and management of our servicing portfolios, including short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates which are inherently volatile; the valuation of our residual interests, which is subject to prepayment speeds, delinquencies and defaults that may fluctuate with the economy; refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand; unanticipated deterioration in the credit quality of our loan assets; deterioration in the carrying value of our other assets, including securities and other assets; difficulties in delivering loans to the secondary market as planned; difficulties in expanding our business or raising capital and other funding sources as needed; competition from other financial service providers for experienced managers as well as for customers; changes in the value of companies in which we invest; changes in variable compensation plans related to the performance and valuation of lines of business where we have compensation systems tied to line of business performance; legislative or regulatory changes, including changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules or rules affecting corporate governance, or the availability of resources to address these rules; changes in applicable accounting policies or principles or their application to our businesses; or governmental changes in monetary or fiscal policies. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).

Consolidated Overview

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income (millions)	$ 31.1	$ 8.2	$ 56.1	$ 26.1
Basic earnings per share (1)	1.11	0.30	2.01	0.99
Diluted earnings per share (1)	1.03	0.29	1.89	0.96
Return on average equity	30.42%	9.89%	19.61%	11.25%
Return on average assets	2.16	0.79	1.44	0.92

_________
(1) Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, "Goodwill and Other Intangible Assets," for the nine months ended September 30, 2002 was $0.97 basic and $0.94 diluted.

Consolidated Income Statement Analysis

 Net Income

     We recorded net income of $31.1 million for the three months ended September 30, 2003, up 280% from net income of $8.2 million for the three months ended September 30, 2002. Net income per share (diluted) was $1.03 during the three-month period ended September 30, 2003, up 255% from $0.29 per share during the same period a year earlier. Return on equity for the third quarter of 2003 was 30.42% compared with 9.89% during the same period in 2002.

     For the year to date, we recorded net income of $56.1 million or $1.89 per diluted share. This represents increases of 115% and 97%, respectively, compared to the same period in 2002. Return on equity for the nine-month period ended September 30, 2003 was 19.61% compared with 11.25% during the same period a year earlier.

     Net interest income for the nine months ended September 30, 2003 totaled $212.0 million, up 42% from 2002 net interest income of $149.6 million for the same period. Net interest margin for the nine months ended September 30, 2003 was 5.99% compared to 6.00% in 2002. The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Interest-bearing deposits with banks	$ 70,927	$ 400	0.76%	$ 20,060	$ 169	1.13%
Federal funds sold	26,697	119	0.59	6,665	44	0.88
Residual interests	118,424	17,100	19.31	195,471	26,561	18.17
Investment securities	65,855	2,734	5.55	36,910	2,034	7.37
Loans held for sale	1,366,826	86,800	8.49	561,425	33,295	7.93
Loans and leases, net of unearned income (1)	3,082,603	179,460	7.78	2,515,041	160,065	8.51
Total interest earning assets	$ 4,731,332	$ 286,613	8.10%	$ 3,335,572	$ 222,168	8.91%
Noninterest-earning assets
Cash and due from banks	$ 106,205			$ 100,191
Premises and equipment, net	32,408			34,297
Other assets	405,184			354,335
Less allowance for loan and lease losses	(55,066)			(32,760)
Total assets	$ 5,220,063			$ 3,791,635
Liabilities and Shareholders' Equity
Interest-bearing liabilities
Money market checking	$ 162,789	$ 632	0.52%	$ 131,833	$ 519	0.53%
Money market savings	840,509	8,290	1.32	599,898	7,135	1.59
Regular savings	63,384	976	2.06	56,822	1,199	2.82
Time deposits	1,009,339	22,781	3.02	1,059,099	33,087	4.18
Short-term borrowings	635,265	12,053	2.54	581,554	11,226	2.58
Long-term	30,066	1,745	7.76	30,000	1,709	7.62
Collateralized debt	585,861	11,569	2.64	145,945	3,224	2.95
Trust preferred securities	232,983	16,581	9.52	198,500	14,457	9.74
Total interest-bearing liabilities	$ 3,560,196	$ 74,627	2.80%	$ 2,803,651	$ 72,556	3.46%
Noninterest-bearing liabilities
Demand deposits	$ 1,089,719			$ 490,014
Other liabilities	187,695			187,515
Shareholders' equity	382,453			310,455
Total liabilities and shareholders' equity	$ 5,220,063			$ 3,791,635
Net interest income		$ 211,986			$ 149,612
Net interest income to average interest- earning assets			5.99%			6.00%

__________
(1) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended September 30, 2003 was $14.8 million, compared to $15.6 million for the same period in 2002. Year to date, the provision for 2003 was $37.7 million, compared to $35.4 million in 2002. More information on this subject is contained in the section on credit risk.

Noninterest Income

     Noninterest income during the three months ended September 30, 2003 totaled $105.0 million, compared to $49.2 million for the same period in 2002. Non-interest income of $248.9 million was recorded for the nine months ended September 30, 2003 and $147.6 million for the same period in 2002. The increase in 2003 versus 2002 year-to-date noninterest income was primarily a result of a 114% increase in gain from sale of loans primarily at the mortgage banking line of business as a result of market conditions and increased production resulting in increased secondary market deliveries. Partially offsetting this increase was higher amortization expense related to mortgage servicing rights as a result of a higher balance outstanding and lower interest rates as well as higher trading losses related to our residual assets due to higher expected credit losses in the first six months of the year.

Noninterest Expense

     Noninterest expenses for the three and nine months ended September 30, 2003 totaled $114.8 million and $331.6 million, respectively, compared to $77.9 million and $220.0 million for the same periods in 2002. The increase in consolidated noninterest expense in 2003 is primarily related to higher personnel costs, especially commissions, associated with our increased production at the mortgage banking line of business.

Consolidated Balance Sheet Analysis

     Total assets at September 30, 2003 were $5.1 billion, up 4% from December 31, 2002. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet for purposes of evaluating income statement effects of changes in balance sheet accounts. Year to date average assets for 2003 were $5.2 billion, up 30% from the year to date average assets at December 31, 2002. The growth in the consolidated average balance sheet reflects significant growth in loans held for sale at the mortgage banking line of business during the first nine months of 2003, although the balance sheet at September 30, 2003, does reflect a slowing of mortgage loan production and a commensurate decline in mortgage loans-held-for-sale. Also, there were increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States and Canada. At September 30, 2003, 95% of our loan and lease portfolio was associated with our U.S. operations. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:
	September 30,	December 31,
	2003	2002
	(In thousands)
Commercial, financial and agricultural	$ 1,476,305	$ 1,347,962
Real estate construction	320,323	314,851
Real estate mortgage	891,011	777,865
Consumer	28,259	27,857
Direct lease financing:
Domestic	327,965	291,711
Canadian	189,344	133,784
Unearned income:
Domestic	(66,927)	(59,287)
Canadian	(26,945)	(19,467)
Total	$ 3,139,335	$ 2,815,276

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:
	September 30,	December 31,
	2003	2002
	(In thousands)
U.S. Treasury and government obligations	$ 40,985	$ 14,992
Obligations of states and political subdivisions	4,035	4,210
Mortgage-backed securities	2,152	1,738
Other	64,885	47,008
Total	$ 112,057	$ 67,948

     At September 30, 2003, 97% of our investment in Other were investments in the stock of the Federal Reserve Bank and the Federal Home Loan Bank of Indianapolis. The amount of our investment is determined by formula and relates to the size or amount of activities undertaken by us with those organizations.

Servicing Assets

     Our gross mortgage servicing assets totaled $489.3 million at September 30, 2003, compared to $334.8 million at December 31, 2002. We have established a valuation reserve to record servicing assets at their lower of cost or fair value. The valuation allowance was $161.8 million at September 30, 2003, and $160.0 million at December 31, 2002. The increase in the gross servicing asset relates to the growth in the underlying servicing portfolio which is reflective of our desire to build this portfolio in anticipation of rising interest rates.

Deposits

     Total deposits as of September 30, 2003 averaged $3.2 billion compared to deposits for the year 2002 that averaged $2.4 billion. Demand deposits at September 30, 2003 averaged $1.1 million, an 89% increase over the average balance for the year 2002. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. These escrow accounts averaged $878.3 million year to date 2003 compared to an average of $409.4 million for the year 2002. Escrow balances totaled $691.2 million as of September 30, 2003, down from $1.0 billion at June 30, 2003, reflecting a slowing of mortgage refinancing activity.

     We utilize institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2003, institutional broker-sourced deposits totaled $353.7 million compared to a balance of $337.4 million at December 31, 2002. The increase in brokered deposits in 2003 relates to the increased funding needed to support the balance sheet growth in loans, coupled with a desire to maintain a laddering of the maturities of longer term wholesale funding.

Short-Term Borrowings

     Short-term borrowings year to date for 2003 averaged $635.3 million compared to an average of $600.8 million for the year 2002. The increase in 2003 was a result of strong growth in loans.

Long-Term and Collateralized Debt

     Long-term debt totaled $30.1 million at September 30, 2003, relatively unchanged from December 31, 2002. Collateralized debt totaled $588.7 million at September 30, 2003, compared to $391.4 million at December 31, 2002. The increased debt relates to secured financing transactions at our home equity lending and commercial finance lines of business. These securitization structures result in loans remaining as assets and debt borrowings being recorded as liabilities on the balance sheet. The securitization debt provides match-term funding for these loans and leases.

Capital

     Shareholders' equity averaged $382.5 million year to date for 2003, up 20% compared to the average for the year 2002. Shareholders' equity balance of $414.5 million at September 30, 2003 represented $14.81 per common share, compared to $12.98 per common share at December 31, 2002. We paid $2.0 million in dividends in the third quarter of 2003 and $5.9 million year to date.

     The following table sets forth our capital and capital ratios at the dates indicated:

	September 30,	December 31,
	2003	2002
	(In thousands)
Tier 1 capital	$ 534,729	$ 462,064
Tier 2 capital	189,177	196,092
Total risk-based capital	$ 723,906	$ 658,156
Risk-weighted assets	$ 4,888,471	$ 4,996,891
Risk-based ratios:
Tier 1 capital	10.9%	9.2%
Total capital	14.8	13.2
Tier 1 leverage ratio	9.3	9.7
Ending shareholders' equity to assets	8.2	7.4
Average shareholders' equity to assets	7.3	8.0

     At September 30, 2003, our total risk-adjusted capital ratio was 14.8% compared to the 10.0% required to be considered "well-capitalized" by banking regulation and our internal minimum target of 11.0%. At December 31, 2002, our total risk-adjusted capital ratio was 13.2%. Our ending equity to assets ratio at September 30, 2003 was 8.2% compared to 7.4% at December 31, 2002. Our Tier 1 capital totaled $534.7 million as of September 30, 2003, or 10.9% of risk-weighted assets.

     Our January 1997 trust preferred issuance of $50 million (IFC Capital Trust I) is eligible for redemption at par at our option. We are pursuing a rate-reduction refinancing for this security. In addition, assuming a threshold 20-day consecutive closing price of our common stock at or above $24.78 per share, our November 2000 convertible trust preferred issuance (IFC Capital Trust III) is eligible for redemption at a 15% premium, at our option. This premium will decline to 10% in one year and zero in two years. At this point, we are considering, but have not elected to exercise this option. If we do decide to call all or part of the securities related to this issuance, we will ensure that we remain in compliance with regulatory capital requirements.

     In connection with an analysis of the capital needed to support certain of our home equity lending activities in accordance with regulatory guidance set forth in SR 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment will reflect a risk-weighting of 200 percent for certain assets that are described in the guidance as "subprime." These assets totaled $235.6 million as of September 30, 2003. The effect of this change in risk-weighting is included in the capital ratios as of September 30, 2003 set forth above. We have curtailed the origination of loan and line products that require this risk capital treatment and intend to sell our limited amount of new originations of these products on a whole loan basis. Therefore, we expect the portfolio balance to decline over time.

Cash Flow Analysis

     Our cash and cash equivalents increased $5.5 million year to date for 2003 compared to a decrease of $12.8 million during the same period in 2002. Cash flows from operating activities generated $461.7 million in cash and cash equivalents in the nine months of 2003 compared to the same period in 2002 when our operations used $127.9 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. Year to date for 2003, our loans held for sale decreased $294.8 million, thus decreasing the cash used by operating activities. During the same period in 2002, loans held for sale increased $271.0 million.

Earnings Outlook

     Due to our recent mortgage origination activity, the potential for reversal in mortgage servicing asset impairment should interest rates increase meaningfully as compared to the end of September 2003, and our assumption that we will be successful in the execution of the other elements of our diversified revenue strategy, we expect at the time of this filing that we will have consolidated earnings per share (diluted) in 2003 of at least $2.25 per share. This estimate is based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business. Our transition off securitization gain-on-sale accounting in our home equity line of business will have had a two-year history at the end of 2003. We believe that this transition, coupled with the continued growth of our other lines of business, will enable us over time to produce earnings growth and return on equity aligned with our long-term targets of 12% or better growth in earnings per share and 15% or better return on equity on an annualized basis over economic cycles, although interim results may differ meaningfully due to market conditions.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to market activities, particularly movements in the bond market (e.g., the valuation of our mortgage servicing portfolio). We attempt to manage the impact of short-term movements in interest rates on the valuation of our mortgage servicing rights through use of a combination of financial derivatives and the changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements -- which may not be reflected until the following quarter -- can be low. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-driven variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events. For example, if the pace of economic recovery in the U.S. is slower during the last quarter of 2003 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates. Conversely, should the economic environment be stronger than estimated at September 30, certain credit costs may be lower than we had previously estimated.

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

  Mortgage Banking
  Commercial Banking
  Home Equity Lending
  Commercial Finance
  Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net income (loss):
Mortgage Banking	$ 25,035	$ 8,041	$ 67,916	$ 27,563
Commercial Banking	5,973	3,494	17,064	11,382
Home Equity Lending	2,617	423	(21,311)	(7,018)
Commercial Finance	46	(663)	(215)	(155)
Venture Capital	65	(1,672)	(1,399)	(2,532)
Other (including consolidating entries)	(2,618)	(1,430)	(5,933)	(3,115)
	$ 31,118	$ 8,193	$ 56,122	$ 26,125

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Selected Income Statement Data:
Net interest income	$ 24,326	$ 10,217	$ 61,294	$ 26,050
Provision for loan losses	(191)	(16)	(221)	(218)
Gain on sales of loans	80,775	49,603	283,514	123,456
Loan servicing fees	22,008	14,524	57,921	43,151
Amortization of servicing assets	(29,291)	(14,522)	(89,760)	(39,132)
Recovery (impairment) of servicing assets	41,838	(86,773)	(779)	(124,013)
Gain (loss) on derivatives	(27,613)	81,162	1,635	118,465
Gain on sales of mortgage servicing assets	7	223	7	9,939
Other income	3,034	1,612	8,028	4,793
Total net revenue	114,893	56,030	321,639	162,491
Operating expense	(74,210)	(42,874)	(211,296)	(117,192)
Income before taxes	40,683	13,156	110,343	45,299
Income taxes	(15,648)	(5,115)	(42,427)	(17,736)
Net income	$ 25,035	$ 8,041	$ 67,916	$ 27,563
Selected Operating Data:
Mortgage loan originations	$7,049,363	$ 3,011,673	$ 19,764,326	$ 6,858,229

Selected Balance Sheet Data at End of Period:	September 30,	December 31,
	2003	2002
	(In thousands)
Total assets	$ 1,443,531	$ 1,631,406
Mortgage loans held for sale	922,874	1,239,309
Mortgage servicing assets	295,102	146,398
Shareholder's equity	146,344	100,069
Selected Operating Data:
Servicing portfolio:	28,497,923	16,792,669
Balance at end of period
Weighted average coupon rate	5.86%	6.59%
Weighted average servicing fee	0.33	0.37
Selected Balance Sheet Data at End of Period:	September 30,	December 31,
	2003	2002
	(In thousands)
Total assets	$ 1,443,531	$ 1,631,406
Mortgage loans held for sale	922,874	1,239,309
Mortgage servicing assets	295,102	146,398
Shareholder's equity	146,344	100,069
Selected Operating Data:
Servicing portfolio:	28,497,923	16,792,669
Balance at end of period

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service primarily conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), we are able to remove substantially all of the credit risk of these loans from our balance sheet. We securitize and sell mortgage loans to institutional and private investors and usually retain the servicing rights. Loan origination demand and servicing values react in opposite directions to interest rate change as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 69% and 76%, respectively, of our total revenues for the third quarter and year to date in 2003, compared to 62% for both the third quarter and year to date in 2002. Our mortgage banking line of business contributed 80% and 98% of our net income for the three months ended September 30, 2003 and 2002, respectively, and 121% and 106% for the nine months ended September 30, 2003 and 2002, respectively.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. We also use the Internet to facilitate customer interaction in these channels. The retail channel originates loans through branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. During the fourth quarter of 2002 we launched our correspondent lending division. This division purchases closed mortgage loans primarily from small mortgage banks and retail banks. Year to date for 2003, this channel originated $5.6 billion of mortgage loans or 28% of our total year to date production. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally-sponsored mortgage conduits, and institutional and private investors. Our mortgage banking line of business usually retains servicing rights to the loans that it sells or securitizes.

     As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles, causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including income recognition, cash flow, and servicing portfolio management. Servicing rights sales can occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales).

Net Income

     Net income from mortgage banking for the three months ended September 30, 2003 was $25.0 million, compared to $8.0 million for the same period in 2002, an increase of 211%. This net income increase in 2003 primarily relates to increased production early in the quarter as a result of the low interest rate environment. This was followed by a reversal of mortgage servicing right impairment later in the quarter due to increasing interest rates.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Total originations	$ 7,049,363	$ 3,011,673	$ 19,764,326	$ 6,858,229
Percent retail loans	24.9%	33.1%	26.2%	34.0%
Percent wholesale loans	37.9	61.2	42.8	59.7
Percent correspondent	34.0	--	28.2	--
Percent brokered (1)	3.2	5.7	2.8	6.3
Percent refinances	72.9	62.4	72.9	53.2

__________
(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended September 30, 2003 totaled $7.0 billion, up 134% from the same period in 2002. For the year to date, originations totaled $19.8 billion, up 188% from 2002. Refinanced loans accounted for 73% of loan production for the third quarter and year to date, 2003 compared to 62% and 53% for the same periods in 2002. The increased originations and refinances as a percent of production in 2003 are a result of the favorable interest rate conditions as well as distribution channel expansions.

Net Revenue

     Net revenue for the three and nine months ended September 30, 2003 totaled $114.9 million and $321.6 million, compared to $56.0 million and $162.5 million for the three and nine months ended September 30, 2002.

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the third quarter in 2003 totaled $24.3 million compared to $10.2 million for the third quarter in 2002. Net interest income year to date increased 135% to $61.3 million. The increase in net interest income in 2003 is a result of increased production related to the favorable interest rate environment as well as an increase in spread between short-term warehouse interest rates we pay and longer-term interest rates paid to us by our borrowers while the mortgage loans are on our balance sheet. Another contributor to the increase is the development of our correspondent channel where the bulk of net revenues come from the warehousing process and where production fees are of lesser importance to profitability as compared to the retail and wholesale channels.

     Gain on sale of loans includes the valuation of newly created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are fair value adjustments to forward contracts and interest rate lock commitments. Gain on sale of loans during the third quarter increased 63% compared to the same period in 2002. Gain on sale of loans for the nine months ended September 30, 2003 totaled $283.5 million, compared to $123.5 million for the same period in 2002, an increase of 130%. This increase is attributable to increased production, improved market conditions and increased secondary market activity as a result of the favorable interest rate environment.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $22.0 million and $57.9 million for the three and nine months ended September 30, 2003, an increase of 52% and 34% from the same periods in 2002, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $29.3 million for the three months ended September 30, 2003, compared to $14.5 million during the third quarter of 2002. Year-to-date amortization expense totaled $89.8 million and $39.1 million for 2003 and 2002, respectively. This increase relates to the increase in the underlying servicing portfolio, the shortening of estimated lives due to decreases in interest rates, and an enhancement we made to our mortgage asset amortization methodology commencing at the beginning of 2003. The methodology enhancement better aligns the amortization with current prepayment speeds. This change will likely result in a commensurate offset (positive or negative depending on the then current interest rate environment) to our quarterly servicing asset impairment.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. Impairment recovery totaled $41.8 million during the third quarter and impairment expense totaled $0.8 million for the nine months ended September 30, 2003, compared to expense of $86.8 million and $124.0 million during the same periods of 2002. The impairment reversal recorded in 2003 was somewhat offset by derivative losses of $27.6 million during the third quarter and gains of $1.6 million year to date in 2003. Derivative gains of $81.2 million and $118.5 million were recorded during the third quarter and year to date in 2002, respectively. As a result, impairment recovery net of derivative losses totaled $14.2 million in the third quarter of 2003 compared to an impairment expense net of derivative gains of $5.6 million during the same period in 2002. At September 30, 2003, the mortgage line of business held $5 billion notional amount in interest rate swaptions and $12 billion notional amount of Eurodollar future contracts to manage the risk of our servicing assets. Notional amounts do not represent the amount at risk. The swaptions we owned on September 30, 2003, had expiration dates of October 1, 2003, and were replaced on that date by new swaption contracts. We closed our Eurodollar futures positions on October 1, 2003. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for "hedge accounting" under SFAS 133. As a result, these derivatives are accounted for as "other assets" and "other liabilities," and changes in fair value are adjusted through earnings as "derivative gains," while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility to either sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints, and the general level of risk tolerance of the mortgage banking line of business and the Corporation. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production.
Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 21,569	$ 15,343	$ 60,548	$ 43,808
Incentive and commission pay	23,794	12,354	70,882	28,477
Other expenses	28,847	15,177	79,866	44,907
Total operating expenses	$ 74,210	$ 42,874	$ 211,296	$ 117,192
Number of employees(1)			2,307	1,710

__________
(1) On a full-time equivalent basis.

     Operating expenses for the three and nine months ended September 30, 2003 totaled $74.2 million and $211.3 million, a 73% and 80% increase over the same periods in 2002. Salaries and employee benefits including incentive and commission pay increased 64% during the third quarter of 2003 compared to the same period in 2002. These fluctuations reflect significant increases in production activities in 2003.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Nine Months Ended September 30,	Year Ended December 31,
	2003	2002
	(Portfolio in billions)
Beginning servicing portfolio	$ 16.8	$ 12.9
Mortgage loan closings	19.2	10.8
Sales	(0.5)	(2.9)
Run-off(1)	(7.0)	(4.0)
Ending servicing portfolio	$ 28.5	$ 16.8
Number of loans (end of period)	220,553	137,738
Average loan size	$ 129,211	$ 121,917
Percent Government National Mortgage Association (GNMA) and state housing programs	26%	37%
Percent conventional and other	74	63
Delinquency ratio	4.1	5.3
Mortgage servicing assets to related servicing portfolio(2)	1.0	0.9

__________
(1) Run-off is the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.
(2) For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

     Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $28.5 billion at September 30, 2003, a 70% increase from the December 31, 2002 balance of $16.8 billion. The increase in 2003 reflects the strong mortgage production we have experienced along with greater retention of servicing on loans sold over the past year. We believe that the relative growth of the conventional portion of the portfolio is the result of heavy refinance activity in 2003 where conventional loans made up a higher than normal portion of our originations.

     We record originated mortgage-servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter servicing assets are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent, third-party valuations and through the use of industry surveys. At September 30, 2003, we estimated the fair value of these assets to be $300.0 million in the aggregate, or $4.9 million greater than the carrying value on the balance sheet. At December 31, 2002, we estimated the fair value of these assets to be $150.8 million in the aggregate, or $4.4 million greater than the carrying value on the balance sheet.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$ 28,359	$ 28,325	$ 84,146	$ 81,788
Interest expense	(8,243)	(10,443)	(25,564)	(30,532)
Net interest income	20,116	17,882	58,582	51,256
Provision for loan and lease losses	(1,500)	(2,630)	(4,413)	(7,140)
Noninterest income	5,744	2,608	16,517	11,107
Operating expense	(14,316)	(12,128)	(42,187)	(36,603)
Income before taxes	10,044	5,732	28,499	18,620
Income taxes	(4,071)	(2,238)	(11,435)	(7,238)
Net income	$ 5,973	$ 3,494	$ 17,064	$ 11,382

	September 30,	December 31,
Selected Balance Sheet Data at End of Period	2003	2002
Total assets	$ 2,195,135	$ 1,969,956
Loans	1,968,078	1,823,304
Allowance for loan and lease losses	22,031	20,725
Deposits	1,952,238	1,733,864
Shareholder's equity	159,489	154,423

	September 30,	December 31,
Daily Averages Year to Date:	2003	2002
Assets	$ 2,078,090	$ 1,802,896
Loans	1,893,736	1,693,426
Allowance for loan and lease losses	21,061	17,823
Deposits	1,861,775	1,583,926
Shareholder's equity	146,225	140,249
Shareholder's equity to assets	7.04%	7.78%

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Net Income

     Commercial banking net income increased to $6.0 million during the third quarter of 2003, compared to $3.5 million for the same period in 2002. Year-to-date net income totaled $17.1 million in 2003 compared to net income of $11.4 million in 2002. Results during 2003 reflect growth in net interest income, noninterest income and a reduction in provisions for loan losses compared to the same periods of 2002.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net interest income	$ 20,116	$ 17,882	$ 58,582	$ 51,256
Average interest earning assets	2,086,725	1,787,092	2,006,601	1,697,002
Net interest margin	3.82%	3.97%	3.90%	4.04%

     Net interest income was $20.1 million for the third quarter of 2003, an increase of 12% over third quarter of 2002. Net interest income year to date for 2003 improved 14% over the same period in 2002. The 2003 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended September 30, 2003 was 3.82%, compared to 3.97% for the same period in 2002. Year-to-date net interest margin for 2003 was 3.90% compared to 4.04% for 2002. The line of business increased its core deposits to $1.7 billion, an increase of 13% since year-end.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Trust fees	$ 463	$ 433	$ 1,349	$ 1,496
Service charges on deposit accounts	1,299	1,178	3,804	3,532
Insurance commissions, fees and premiums	446	383	1,589	1,263
Gain from sales of loans	2,454	1,199	7,127	3,488
Loan servicing fees	321	242	903	683
Amortization of servicing assets	(964)	(418)	(2,340)	(877)
Recovery (impairment) of servicing assets	326	(1,300)	394	(1,300)
Brokerage fees	336	261	883	980
Other	1,063	630	2,808	1,842
Total noninterest income	$ 5,744	$ 2,608	$ 16,517	$ 11,107
Total noninterest income to total net revenues	24%	15%	23%	20%

     Noninterest income year to date for 2003 increased 49% over 2002. This increase was due primarily to higher gains from sales of loans related to increased mortgage production and reversal of impairment on mortgage servicing assets. These increases were partially offset by increased amortization charges recorded against mortgage servicing assets in this line of business. The commercial banking line of business has a first mortgage servicing portfolio totaling $440.8 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at September 30, 2003 to be $3.2 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 8,498	$ 7,363	$ 26,139	$ 22,034
Other expenses	5,818	4,765	16,048	14,569
Total operating expenses	$ 14,316	$ 12,128	$ 42,187	$ 36,603
Number of employees at period end(1)			493	450

__________
(1) On a full-time equivalent basis.

     Operating expenses for the nine months ended September 30, 2003 totaled $42.2 million, an increase of 15% over the same period in 2002. While operating expenses increased 15% net revenues increased 28% year to date for 2003 compared to 2002, indicative of improved operating efficiency.

Balance Sheet

     Year-to-date total assets as of September 30, 2003 averaged $2.1 billion compared to $1.8 billion for the year ended December 31, 2002. Year-to-date average earning assets as of September 30, 2003 averaged $2.1 billion compared to $1.7 billion for the year 2002. The most significant component of the increase in 2003 was an increase in commercial loans as a result of the commercial bank's continued growth and expansion efforts into new markets. Average core deposits for the third quarter of 2003 totaled $1.7 billion, an increase of 12% over average core deposits in the fourth quarter 2002.

Credit Quality

     As of September 30, nonperforming loans and the allowance for loan losses have increased in 2003 over 2002 reflecting general economic conditions and portfolio growth. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	September 30,	December 31,
	2003	2002
	(Dollars in thousands)
Nonperforming loans	$ 19,316	$ 14,970
Other real estate owned	995	96
Total nonperforming assets	$ 20,311	$ 15,066
Nonperforming assets to total assets	0.93%	0.76%
Allowance for loan losses	$ 22,031	$ 20,725
Allowance for loan losses to total loans	1.12%	1.14%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Provision for loan losses	$ 1,500	$ 2,630	$ 4,413	$ 7,140
Net charge-offs	$ 994	$ 1,452	$ 3,107	$ 2,770
Annualized net charge-offs to average loans	0.20%	0.33%	0.22%	0.22%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Selected Income Statement Data
Net interest income	$ 26,655	$ 27,107	$ 81,289	$ 65,697
Provision for loan losses	(10,728)	(9,221)	(23,578)	(21,681)
Gain on sales of loans	8,108	9,200	18,358	17,284
Loan servicing fees	6,001	3,174	15,832	10,184
Amortization of servicing assets	(3,808)	(1,294)	(10,013)	(3,949)
Impairment of servicing assets	(499)	(59)	(1,581)	(646)
Trading losses	(1,376)	(9,574)	(52,296)	(22,634)
Other income	(335)	536	317	941
Total net revenues	24,018	19,869	28,328	45,196
Operating expenses	(19,656)	(19,164)	(63,846)	(56,893)
Income before taxes	4,362	705	(35,518)	(11,697)
Income tax benefit (expense)	(1,745)	(282)	14,207	4,679
Net income (loss)	$ 2,617	$ 423	$ (21,311)	$ (7,018)
Selected Operating Data:
Loan volume
Lines of credit	$ 72,400	$ 138,883	$ 236,278	$ 344,309
Loans	195,215	151,884	608,842	460,921
Secured by second mortgage	87%	99%	86%	99%
Secured by first mortgage	13%	1%	14%	1%
Gain on sale of loans to whole loans sold	3.7%	4.9%	3.4%	4.1%

Selected Balance Sheet Data:	September 30, 2003	December 31, 2002
Home equity loans and lines of credit (1)	$ 728,220	$ 626,355
Allowance for loan losses	(30,370)	(21,689)
Home equity loans held for sale	94,280	75,540
Residual assets -- trading (2)	78,208	157,065
Short-term debt	196,948	201,328
Collateralized borrowings	530,461	391,425
Shareholders' equity	141,115	155,831
Selected Operating Data:
Total managed portfolio balance at end of period (3)	1,539,623	1,830,339
Delinquency ratio (30+ days) on managed portfolio	6.19%	6.01%
Total managed portfolio including credit risk sold(4) balance at end of period	$ 2,548,600	$ 2,502,685
Weighted average coupon rate:
Lines of credit	9.91%	10.79%
Loans	12.31	13.50

__________
(1) Includes $543 million and $392 million of collateralized loans at September 30, 2003 and December 31, 2002, respectively, as part of securitized financings.
(2) Includes $17 million and $83 million of residual assets at September 30, 2003 and December 31, 2002, respectively, that would be considered credit-enhancing interest-only strips (CEIOS) under federal banking regulations.
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

Overview

     Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products through a combination of direct mail, Internet, and wholesale channels. We target creditworthy homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers' previous use of credit.

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the relative loan-to-value (LTV) ratio of the loan at origination. For example, everything being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. Year to date through September 30, 2003, HLTV home equity loans made up 51% of our loan originations and 60% of our managed portfolio. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have in place policies governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. As discussed earlier in the Capital section, in accordance with regulatory guidance set forth in SR 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment will reflect a risk-weighting of 200 percent for certain assets that are described in the guidance as "subprime."

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months' interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 82%, or $1.3 billion, of our home equity managed portfolio at September 30, 2003 has early repayment fee provisions.

     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. We balance a desire to build portfolio with cash flow, profit targets, and current production expense levels as well as a desire to turn the balance sheet. Our long-term targets for whole loan sales are in the 50-75% range. We retain the servicing rights for the loans we sell. To address new capital rules, in 2002 we began using securitizations accounted for as on-balance sheet financing and whole loan sales, while eliminating our use of securitization structures requiring gain-on-sale accounting and the creation of residual interests.

     As we discussed in our 2002 annual report on Form 10-K, we responded to economic weakness and rising consumer delinquencies and defaults by implementing a new origination and underwriting strategy in late 2002. Our objective was to increase focus on customers whose credit history would suggest lower risk of default on loans we extended. It is our expectation that over time, our loss rates on this new production will be lower than that for our production up to that point and our overall risk-adjusted profitability will improve. While our originations during the first nine months of 2003 still reflect a transition from previous to revised underwriting guidelines and, as such, current originations may not reflect the impact of these changes, the table below is illustrative of the changes we see in customer profile.
	For the Three Months Ended
	September 30, 2003	December 31, 2002
Total Originations (in thousands)	$ 267,615	$ 261,997
Weighted Average Coupon	9.53%	11.26%
Loans up to 100% CLTV	8.63	10.21
Lines of credit up to 100% CLTV	7.20	8.52
Loans up to 125% CLTV	11.33	13.26
Lines of credit up to 125% CLTV	11.22	12.90
First mortgage loans to 100% LTV	7.20	7.86
Weighted Average FICO score	685	670
Loans up to 100% CLTV	689	662
Lines of credit up to 100% CLTV	678	665
Loans up to 125% CLTV	683	675
Lines of credit up to 125% CLTV	695	670
First mortgage loans to 100% LTV	690	675
Weighted Average Disposable Income (in dollars) (1)	$ 4,902	$ 4,414
Loans up to 100% CLTV	4,630	4,365
Lines of credit up to 100% CLTV	7,054	5,794
Loans up to 125% CLTV	4,233	3,733
Lines of credit up to 125% CLTV	4,279	3,976
First mortgage loans up to 100% LTV	4,562	4,921

_____________
(1) We define Disposable Income as gross monthly income (from all sources) minus all monthly debt payments.

Portfolio Mix

     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans as if the credit is unsecured, but we believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of September 30, 2003 and December 31, 2002:
State	September 30, 2003	December 31, 2002
California	17.9%	20.1%
Florida	7.5	7.4
Maryland	5.7	5.2
Arizona	5.7	4.9
Ohio	5.5	5.3
All other states	57.7	57.1
Total	100.0%	100.0%
Total managed (in thousands)	$ 1,539,623	$ 1,830,339

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of September 30, 2003:
	Amount	% of Total	Weighted Average Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$ 180,346	11.71%	10.92%
Home equity lines of credit < = 100% CLTV	373,071	24.23	8.63
Total <= 100% CLTV	553,417	35.94	9.38
Home equity loans > 100% CLTV	557,428	36.21	14.17
Home equity lines of credit > 100% CLTV	366,113	23.78	11.60
Total > 100% CLTV	923,541	59.99	13.15
First mortgages	26,980	1.75	8.20
Other	35,685	2.32	13.91
Total	$1,539,623	100.00%	11.73%

     At September 30, 2003, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% increases in those assumptions are as follows:
	September 30, 2003	December 31, 2002
	(dollars in thousands)
Balance sheet carrying value of residual interests - fair value	$ 78,208	$ 157,065
Weighted-average life (in years)	1.36	1.91

Prepayment speed assumptions (annual rate assuming base case credit losses)	41.30%	32.37%
Impact on fair value of 10% increase (45.43%)	$ (30)
Impact on fair value of 25% increase (51.63%)	454

Expected credit losses (annual rate over expected weighted average life)	7.86%	3.57%
Impact on fair value of 10% increase (8.65%)	$ (6,050)
Impact on fair value of 25% increase (9.83%)	(14,877)

Residual cash flows discount rate (average annual rate)	18.73%	18.69%
Impact on fair value of 10% increase (20.60%)	$ (1,792)
Impact on fair value of 25% increase (23.41%)	(4,349)

     These sensitivities should be used with caution. As the figures indicate, changes in fair value of residuals based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities.

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

     Based on changes to our funding practices to adjust to new regulatory capital rules, in 2002 we began using securitization structures that do not qualify as loan sales and therefore are not accounted for using gain-on-sale treatment under generally accepted accounting principles, but rather as secured borrowings. For these assets funded on-balance sheet, we are now recording interest income over the life of the loan as it is earned, net of interest expense over the life of the bonds and a provision for credit losses inherent in the portfolio. We do not expect this different accounting treatment to affect cash flows related to the loans, nor do we expect that the ultimate total receipt of revenues and profitability derived from our home equity loans will change materially by these different financing structures.

     Our secured financing and securitization deals have triggers that, when exceeded, provide trustees and/or bond insurers with the ability, but not the obligation, of removing us as servicer of the deals whose triggers have been exceeded. Trigger levels are typically in the form of cumulative or periodic losses and/or delinquencies for a pool of loans over a stated period of time. At September 30, 2003, we had $78.7 million in loans that we serviced and for which certain triggers had been exceeded. The mortgage servicing rights related to the loans for which a trigger had been exceeded totaled $1.1 million at September 30, 2003. Based on our evaluation of industry practice by trustees and bond insurers and in our estimation of the steps which would be in the best interests of the trusts, we believe it is unlikely given current performance of the company that the trustee will remove servicing from us and, therefore, we have not provided for an allowance for this contingency.

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

     Our managed portfolio is separated into $0.7 billion of loans and lines of credit originated, securitized, and treated as sold loans under SFAS 140 and $0.8 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale. Generally, loans originated prior to 2002 and treated as sold under SFAS 140 have a reserve methodology embedded in the associated residual valuations that reflects life of account loss expectations, whereas our policy for on-balance sheet loans requires that we hold, at a minimum at least twelve months coverage in sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. The following table sets forth certain information for each of these portfolios.

    Our managed portfolio including credit risk sold of $2.5 billion includes the managed portfolio discussed above as well as our credit risk sold portfolio. The credit risk sold portfolio includes $0.9 billion of whole loans sold with servicing retained, as well as $0.1 billion of residual interests we have sold.

Managed Portfolio Including Credit Risk Sold	September 30, 2003	December 31, 2002
Total Loans	$ 2,548,600	$ 2,502,685
30 days past due	4.74%	5.12%
90 days past due	2.06	2.40
Annualized QTD Net Chargeoff Rate	3.30	2.42
Loan Loss Reserve	$ 30,370	$ 21,689

Managed Portfolio
Total Loans	$ 1,539,623	$ 1,830,339
30 days past due	6.19%	6.01%
90 days past due	2.68	2.80
Annualized QTD Net Chargeoff Rate	4.24	2.78
Loan Loss Reserve	$ 30,370	$ 21,689
Residual Undiscounted Losses	79,794	79,746

Unsold Loans
Total Loans (1)	$ 826,162	$ 706,899
30 days past due	3.29%	3.01%
90 days past due	1.50	1.38
Annualized QTD Net Chargeoff Rate	2.45	1.34
Loan Loss Reserve	$ 30,370	$ 21,689

Owned Residual
Total Loans	$ 713,461	$ 1,123,440
30 days past due	9.55%	7.89%
90 days past due	4.06	3.69
Annualized QTD Net Chargeoff Rate	6.27	3.70
Residual Undiscounted Losses	$ 79,794	$ 79,746

Credit Risk Sold
Total Loans	$ 1,008,978	$ 672,346
30 days past due	2.53%	2.71%
90 days past due	1.11	1.32

Whole Loan Sales
Total Loans	$ 935,352	$ 552,660
30 days past due	1.68%	0.89%
90 days past due	0.63	0.31

Sold Residuals
Total Loans	$ 73,626	$ 119,686
30 days past due	13.31%	11.12%
90 days past due	7.22	5.97

(1) Excludes deferred fees and costs.

     In our managed portfolio, we retain credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 6.2% at September 30, 2003, and 6.0% at December 31, 2002. Current economic conditions have caused us to increase near-term expectations for increases in losses. Given widely varying third-party expectations for the domestic economy and job growth, it is difficult for us to predict with accuracy what long-term losses are expected to be. In our residual asset valuations, we have assumed a slow economic recovery with elevated levels of losses in our portfolio through the end of 2004.

Net Income

     Our home equity lending business recorded net income of $2.6 million during the three months ended September 30, 2003, compared to a net gain for the same period in 2002 of $0.4 million. Year to date a loss of $21.3 million was recorded through September 30, 2003 compared to a net loss of $7.0 million during the same period a year earlier. The increased losses in 2003 relate primarily to unrealized trading losses recorded during the first half of the year to write down our residual assets to fair value.

Net Revenue

     Net revenue for the three and nine months ended September 30, 2003 totaled $24.0 million and $28.3 million, respectively, compared to net revenue for the same periods in 2002 of $19.9 million and $45.2 million. The reduction in year to date revenues is primarily a result of increased trading losses related to marking the residual assets to fair value to reflect our view that the effects of the economic weakness in 2001 and 2002 on our home equity portfolios will continue throughout 2003 and 2004. Trading losses during the nine months ended September 30, 2003 totaled $52.3 million compared to losses of $22.6 million during the same period in 2002. Partially offsetting the increased trading losses was increased net interest income resulting from a buildup in our on-balance sheet loan portfolio.

     During the third quarter of 2003, our home equity lending business produced $267.6 million of home equity loans, compared to $290.8 million during the same period in 2002. Our home equity lending business had $792.1 million of net loans and loans held for sale at September 30, 2003, compared to $680.2 million at December 31, 2002. The increase in 2003 relates to the buildup of the on-balance sheet loan portfolio as part of the transition away from gain-on-sale securitizations. Included in the loan balance at September 30, 2003 were $542.7 million of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Net interest income	$ 26,655	$ 27,107	$ 81,289	$ 65,697
Provision for loan losses	(10,728)	(9,221)	(23,578)	(21,681)
Gain on sales of loans	8,108	9,200	18,358	17,284
Loan servicing fees	6,001	3,174	15,832	10,184
Amortization of servicing assets	(3,808)	(1,294)	(10,013)	(3,949)
Impairment of servicing assets	(499)	(59)	(1,581)	(646)
Trading losses	(1,376)	(9,574)	(52,296)	(22,634)
Other income	(335)	536	317	941
Total net revenue	$ 24,018	$ 19,869	$ 28,328	$ 45,196

      Net interest income decreased to $26.7 million for the three months ended September 30, 2003, compared to $27.1 million for the same period in 2002. Year-to-date net interest income for 2003 was $81.3 million compared to $65.7 million for 2002. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests, which accretion totaled $4.1 million and $17.1 million during the three and nine months of 2003, respectively, versus $8.5 million and $26.6 million in 2002 for the same periods. As previously mentioned, the increase in year to date 2003 net interest income is a result of the buildup of our on-balance sheet loan portfolio.

     Gains on sales of loans for the three months ended September 30, 2003 totaled $8.1 million, compared to $9.2 million during the same period in 2002. Gains on sales of loans for the nine months ended September 30, 2003 totaled $18.4 million, compared to $17.3 million during the same period in 2002. These gains relate to the sale of whole loans for which we do not record a residual interest. These are cash sales for which we receive a premium, record a servicing asset, and monetize any points and fees at the time of sale. We do, however, retain the rights to an incentive servicing fee which will provide cash payments to us in the event certain loan credit performance metrics are met. We have not received any such payments to date and have not recorded potential revenues due to uncertainty of collecting such fees. On a quarterly basis, we evaluate the likelihood of receiving such payments and at that time evaluate whether an associated potential asset is likely to accrue to us.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. At September 30, 2003, net servicing assets totaled $29.1 million, compared to a balance of $26.4 million at December 31, 2002. Servicing asset amortization and impairment expense totaled $11.6 million year to date for 2003, compared to $4.6 million for the nine months ended September 30, 2002.

     Trading losses represent unrealized losses as a result of adjustments to the carrying values of our residual interests. Trading losses totaled $1.4 million in the third quarter of 2003 compared to $9.6 million for the same period in 2002. Year-to-date trading losses totaled $52.3 million for 2003 compared to $22.6 million for the same period in 2002. Residual interests had a balance of $78.2 million at September 30, 2003 and $157.1 million at December 31, 2002. The $78.2 million valuation reflects approximately $101 million of anticipated undiscounted cash flows of which $81 million represents existing securitization overcollateralization and the remaining $20 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. Management continually evaluates these assumptions to determine the proper carrying values of these items on the balance sheet. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future, up or down. These adjustments could have a material effect on our earnings. The increased unrealized trading losses year to date for 2003 principally reflect higher expected loss rates. These higher expected loss rates are reflective of the continued weakness in the economy and a slower rate of recovery in the delinquency of the portfolio than we had anticipated. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted continuously to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Salaries and employee benefits	$ 12,593	$ 11,079	$ 38,318	$ 33,706
Other	7,063	8,085	25,528	23,187
Total operating expenses	$ 19,656	$ 19,164	$ 63,846	$ 56,893
Number of employees at period end			663	709

     Operating expenses were $19.7 million and $63.8 million for the three and nine months ended September 30, 2003, respectively, compared to $19.2 million and $56.9 million for the same periods in 2002. Salaries expense for the nine months ending September 30, 2002 included the reversal of approximately $5.1 million due to the decline in the value of the minority ownership interest during that period.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$ 5,685	$ 3,838	$ 15,890	$ 10,957
Provision for loan and lease losses	(2,388)	(3,804)	(9,321)	(6,519)
Noninterest income	1,181	1,631	4,678	3,260
Total net revenues	4,478	1,665	11,247	7,698
Salaries, pension, and other employee expense	(2,808)	(2,373)	(8,266)	(6,665)
Other expense	(1,021)	(538)	(2,945)	(2,135)
Income (loss) before taxes and cumulative effect of change in accounting principle	649	(1,246)	36	(1,102)
Income tax benefit (expense)	603	583	(251)	452
Income (loss) before cumulative effect of change in accounting principle	46	(663)	(215)	(650)
Cumulative effect of change in accounting principle	--	--	--	495
Net income (loss)	$ 46	$ (663)	$ (215)	$ (155)
Selected Operating Data:
Net charge-offs	$ 2,034	$ 1,938	$ 6,505	$ 4,067
Net interest margin	5.44%	4.91%	5.45%	5.07%
Total fundings of loans and leases	$ 61,679	$ 58,399	$ 185,588	$ 44,297

Selected Balance Sheet Data at End of Period:	September 30, 2003	December 31, 2002
Total assets	$ 425,483	$ 343,384
Loans and leases	422,932	345,844
Allowance for loan and lease losses	(10,635)	(7,657)
Shareholders' equity	33,911	29,236

Overview

     In our commercial finance line of business, we originate transactions through established U.S. and Canadian relationships with vendors and manufacturers, some independent leasing companies, and direct relationships with franchisees. The majority of our loans and leases are full payout, small-ticket loans and leases secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans, and our leases are full payout with higher transaction sizes than in our small-ticket channel. The franchise channel also finances real estate for select franchise systems. We finance a variety of commercial and office equipment and try to limit the industry, franchise concept and geographic concentrations in our loan and lease portfolio.

     During the three and nine months ended September 30, 2003, respectively, the commercial finance line of business broke even and incurred a loss of $0.2 million, compared to net losses of $0.7 million and $0.2 million for the three and nine months ending September 30, 2002. The improvement in net income for the third quarter largely relates to reduced credit reserves for our U.S.-based broker-sourced portfolio. Our tax provision at the line of business was negatively effected during the quarter related to our Canadian-based subsidiary due to non-deductibility in Canada of certain interest costs on U.S.-based funding during the period. We believe we have identified a funding solution that will correct this situation and be in place by the end of the fourth quarter.

     This line of business originated $61.7 million in loans and leases during the third quarter of 2003, compared to $58.4 million during the same period in 2002. The line of business portfolio at September 30, 2003 was $422.9 million compared to $345.8 million at December 31, 2002.  We had nonperforming loans and leases at September 30, 2003 totaling $3.4 million, compared to non-performing loans and leases at December 31, 2002 totaling $4.9 million. Allowance for loan and lease losses at September 30, 2003 was $10.6 million, representing 2.5% of total loans and leases, compared to a balance at December 31, 2002 of $7.7 million, representing 2.2% of total leases. Net charge-offs recorded by this line of business totaled $6.5 million during the nine months ended September 30, 2003 compared to $4.1 million for the same period of 2002. The increased allowance and charge-offs were principally the result of continued deterioration in the credit quality of the broker-based, small ticket portion of our domestic portfolio. During the second quarter of 2003 we made a decision to exit this distribution channel. We will continue to manage the broker based portfolio as if runs off while focusing our efforts in originating vendor-sourced small ticket leases in the U.S. In the future, we expect our concentration in vendor-based small ticket products (both domestically and Canadian) and franchise finance to grow as a proportion of the line of business' portfolio.

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	September 30,	December 31,
	2003	2002
	(Dollars in thousands)
Franchise loans	$ 130,860	$ 95,753
Weighted average yield	8.50%	9.01%
Delinquency ratio	0.69	0.30
Domestic leases	$ 129,674	$ 135,775
Weighted average yield	9.92%	10.37%
Delinquency ratio	1.36	1.41
Canadian leases (1)	$ 162,398	$ 114,316
Weighted average yield	10.54%	10.95%
Delinquency ratio	1.23	1.03

__________
(1) In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Selected Income Statement Data:
Net interest income	$ (2)	$ 11	$ 7	$ 33
Mark-to-market adjustment on investments	--	(2,851)	(2,421)	(4,316)
Noninterest income	444	116	523	426
Total net revenues	442	(2,724)	(1,891)	(3,857)
Operating expense	(329)	(63)	(440)	(363)
Loss before taxes	113	(2,787)	(2,331)	(4,220)
Income tax benefit (expense)	(48)	1,115	932	1,688
Net loss	$ 65	$ (1,672)	$ (1,399)	$ (2,532)

Selected Balance Sheet Data at End of Period:	September 30, 2003	December 31, 2002
Investment in portfolio companies (cost)	$ 14,571	$ 12,620
Mark-to-market adjustment	(10,543)	(8,123)
Carrying value of portfolio companies	$ 4,028	$ 4,497

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures' portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of September 30, 2003, with an aggregate investment cost of $14.6 million and a carrying value of $4.0 million.

     During the three and nine months ended September 30, 2003, the venture capital line of business recorded net income of $0.1 million and a net loss of $1.4 million, respectively, compared to net losses of $1.7 million and $2.5 million for the same periods in 2002. These net income fluctuations primarily relate to valuation adjustments to reflect the company's portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled net losses of $2.6 million and $5.9 million for the three and nine months ended September 30, 2003, compared to net losses of $1.4 million and $3.1 million during the same periods in 2002. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in the year to date loss at the parent was a $1.7 million benefit related to the reversal of a portion of a liability associated with key employee retention initiatives at the home equity lending line of business, compared with a $2.0 million benefit for the same period in 2002.

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

     Our Chairman, Executive Vice President, Senior Vice President, Chief Financial Officer, Vice President Financial Risk Management, and Vice President Operational Risk Management meet on a monthly basis (or more frequently as appropriate) as an Enterprise-Wide Risk Management Committee (ERMC), reporting to the Board of Directors' Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks, although these risks are typically managed at the line of business level. The ERMC provides independent review and enhancement of those lines of business' risk management processes and establishes independent oversight of our risk reporting, surveillance and model parameter changes.

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

     Net charge-offs for the three months ended September 30, 2003 were $8.5 million, or 1.01% of average loans, compared to $5.8 million, or 0.82% of average loans during the same period in 2002. Year-to-date net charge-offs were $24.3 million compared to $14.4 million during the same period in 2002. At September 30, 2003, the allowance for loan and lease losses was $64.1 million or 2.04% of outstanding loans and leases, compared to $50.9 million or 1.81% at year-end 2002. The increase in charge-offs and allowance is a result of loan growth, deteriorating credit quality, as well as the new balance sheet retention of home equity loans.

     Total nonperforming loans and leases at September 30, 2003, were $37.4 million, compared to $31.1 million at December 31, 2002. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2003 were 1.19%, compared to 1.11% at December 31, 2002. The 2003 increase occurred primarily at the commercial banking line of business where nonperforming loans increased to $19.3 million at September 30, 2003, compared to $15.0 million at the end of 2002.

     Other real estate we owned totaled $6.3 million at September 30, 2003, down from $5.3 million at December 31, 2002. Total nonperforming assets at September 30, 2003 were $43.6 million, or 0.86% of total assets compared to nonperforming assets at December 31, 2002, of $36.4 million, or 0.75% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:
	September 30,	December 31,
	2003	2002
	(In thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$ 137	$ 30
Real estate mortgages	--	--
Consumer loans	498	688
Lease financing:
Domestic	9	220
Canadian	24	143
	668	1,081
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	17,872	13,798
Real estate mortgages	14,710	11,308
Consumer loans	809	454
Lease financing:
Domestic	1,212	3,415
Canadian	2,111	1,077
	36,714	30,052
Total nonperforming loans and leases	37,382	31,133
Other real estate owned:
Other real estate owned	6,252	5,272
Total nonperforming assets	$ 43,634	$ 36,405
Nonperforming loans and leases to total loans and leases	1.19%	1.11%
Nonperforming assets to total assets	0.86%	0.75%

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management's opinion, there is sufficient collateral value to offset both principal and interest. The $43.6 million of nonperforming assets at September 30, 2003, were distributed by line of business as follows (in millions):
Mortgage banking	$ 4.1
Commercial banking	20.3
Home equity lending	15.8
Commercial finance	3.4

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2003, the ratio of loans and loans held for sale to total deposits was 138%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.9 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.6 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. Excluding these two items, our loans to deposit ratio at September 30, 2003 was 87%.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the nine months ended September 30, 2003, the home equity lending line of business produced $0.8 billion and the sum of home equity loan sales and secured financings totaled $0.5 billion.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits made into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remain for much longer. At September 30, 2003, these deposit types totaled $0.7 billion, an increase of $0.1 billion from December 31, 2002.

     Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of September 30, 2003, CDs issued directly to customers totaled $0.9 billion, which was level with December 31, 2002. Brokered CDs are typically considered to have higher liquidity risk than CDs issued directly to customers since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.4 billion at September 30, 2003, and had an average remaining life of 19 months as compared to $0.3 billion outstanding with a 22 month average remaining life at December 31, 2002.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At September 30, 2003, these escrow balances totaled $0.7 billion, which was a $0.1 billion increase from December 31, 2002.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2003, FHLBI borrowings outstanding totaled $0.2 billion, a $0.3 billion decrease from December 31, 2002. We had sufficient collateral pledged to FHLBI at September 30, 2003 to borrow an additional $0.6 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At September 30, 2003, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

  Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility
  Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $150 million committed borrowing facility
  Lines of credit with correspondent banks, including fed funds lines: $54 million outstanding out of $205 million available

     In addition to short term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) -conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At September 30, 2003, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

  Committed warehouse sale facility: $330 million unsettled on a $600 million facility
  Uncommitted warehouse sale facility: $0 unsettled on a $150 million facility
  Investor warehouse sale facility: $150 million unsettled

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

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between the time we lock a loan rate to the customer and the time we sell the loan, the mortgage banking line of business enters into commitments to deliver loans at a fixed price. Since not all rate-locks result in loans, we only hedge the percentage of rate locks that we believe will result in loan originations. Our home equity business originates a much smaller volume of first mortgage loans than our mortgage banking line of business, but has begun to hedge its funded first mortgage originations from the time of origination until a price to sell the loan is locked-in.

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

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2003. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2003, although certain accounts such as "Official Checks and Due From" are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

     Specifically, the volume of derivative contracts held to manage the risk of mortgage servicing assets (MSAs) fluctuates, depending upon market conditions, the size of our MSA portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. It is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSA risk management derivative contracts appear under the category "Interest Sensitive Financial Derivatives" in the tables below. As can be seen in the tables, the interest sensitivity of MSAs, net of the impact of Financial Derivatives, dominates the Corporation's interest rate risk profile. Therefore, it is important to reiterate that our MSA hedging strategy is dynamic in that we adjust our hedges as we deem appropriate when conditions change, whereas the tables below reflect hedges as if they will remain static over all interest rate scenarios (for example, our past experience indicates that if rates rose or declined by the amounts shown in the sensitivity analysis, we would buy or sell additional interest sensitive off balance sheet items).

     Modeling the change in equity value based upon interest rate changes requires many other assumptions and modeling choices as well. For the tables below, which use the 9/30/03 balance sheet, we have implemented changes in several aspects of our modeling as compared to prior quarters.. The major changes are as follows:

  Expected cash flows for commercial loans and unsold, unsecuritized home equity loans are now valued assuming no defaults occur and utilize a discount factor which approximates a full credit spread over the Swap/LIBOR curve. Previously, these loans were modeled with default assumptions, but with cash flows discounted at lower rates. We believe the new methodology more accurately reflects our interest rate risk.
  In order to model non-maturity transaction deposit accounts such as Checking, Savings and Money Market accounts, we are required to forecast the rates which will be paid on these accounts as interest rates rise and fall. We have refocused our rate forecasting methodology with an increased emphasis on the current market environment and expected spread relationships between short-term benchmark rates, such as the Fed Funds rate, Treasury Bills or LIBOR, and our deposit rates. The current methodology reflects larger changes in deposit values as interest rates rise and fall as compared to our prior methodology.
  In addition to the changes discussed in item 1 above, we have implemented other improvements to our valuation model for home equity loans. We now utilize prepayment speed estimates provided by an outside vendor that we believe better estimate expected prepayment speeds at various interest rate levels. Also related to improved prepayment speed forecasting is an improved ability to capture prepayment premium income that we collect when loans that have prepayment premiums in effect prepay.

Economic Value Change Method
	Present Value at September 30, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets
Loans and other assets	$ 3,228,780	$ 3,197,147	$ 3,157,691	$ 3,116,859	$ 3,077,312
Loans held for sale	1,022,044	1,021,572	1,020,082	1,018,278	1,016,381
Mortgage servicing assets	162,050	208,713	335,246	493,830	579,434
Residual interests	83,691	81,657	79,146	76,489	73,711
Interest sensitive financial derivatives	85,030	55,176	4,739	(77,064)	(176,686)
Total interest sensitive assets	$ 4,581,595	$4,564,265	$ 4,596,904	$ 4,628,392	$ 4,570,152
Interest Sensitive Liabilities
Deposits	(3,040,243)	(3,012,483)	(2,979,674)	(2,949,948)	(2,923,916)
Short-term borrowings	(452,669)	(452,599)	(452,328)	(451,980)	(451,638)
Long-term debt (including TPS)	(700,641)	(691,727)	(678,156)	(663,147)	(642,361)
Total interest sensitive liabilities	(4,193,553)	(4,156,809)	(4,110,158)	(4,065,075)	(4,017,915)
Net market value as of September 30, 2003	$ 388,042	$ 407,456	$ 486,746	$ 563,317	$ 552,237
Change from current	$ (98,704)	$ (79,290)	$ --	$ 76,571	$ 65,491
Net market value as of December 31, 2002	$ 449,493	$ 444,059	$ 456,510	$ 518,260	$ 534,107
Potential change	$ (7,017)	$ (12,451)	$ --	$ 61,750	$ 77,597

GAAP-Based Value Change Method

	Present Value at September 30, 2003, Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In thousands)
Interest Sensitive Assets
Loans and other assets (1)	$ --	$ --	$ --	$ --	$ --
Loans held for sale	1,020,082	1,020,082	1,020,082	1,018,278	1,016,381
Mortgage servicing assets	158,992	205,592	327,422	409,725	432,376
Residual interests	83,691	81,657	79,146	76,489	73,711
Interest sensitive financial derivatives	85,030	55,176	4,739	(77,064)	(176,686)
Total interest sensitive assets	1,347,795	1,362,507	1,431,389	1,427,428	1,345,782
Interest Sensitive Liabilities
Deposits (1)	--	--	--	--	--
Short-term borrowings (1)	--	--	--	--	--
Long-term debt (including TPS) (1)	--	--	--	--	--
Total interest sensitive liabilities (1)	--	--	--	--	--
Net market value as of September 30, 2003	$ 1,347,795	$ 1,362,507	$ 1,431,389	$ 1,427,428	$ 1,345,782
Potential change	$ (83,594)	$ (68,882)	$ --	$ (3,961)	$ (85,607)
Net market value as of December 31, 2002	$ 1,618,460	$ 1,629,506	$ 1,656,461	$ 1,722,027	$ 1,715,012
Potential change	$ (38,001)	$ (26,955)	$ --	$ 65,566	$ 58,551

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

     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new enterprise-wide operational risk oversight function reports to the Audit and Risk Management Committee of our Board of Directors and to our Enterprise-Wide Risk Management Committee, which is led by the Chairman of the Board of Directors. We recently established an enterprise-wide compliance oversight function to devote increased attention and resources to banking regulatory compliance as we have grown more complex and as our home equity, commercial finance and mortgage banking businesses are now all being conducted under Irwin Union Bank and Trust Company. The compliance oversight function reports to the Enterprise-Wide Risk Management Committee.

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

     As a result of the movement of residuals from Irwin Union Bank and Trust (IUBT) to the Corporation in 2001 and 2002, our subsidiary, IUBT, had certain restrictions on paying dividends to us. Those restrictions lapsed during the third quarter of 2003 and IUBT is now able to once again pay dividends to the Corporation.

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

     We entered into an interest rate swap to hedge a $25 million brokered certificate of deposit. This swap had a notional amount (which does not represent the amount at risk) of $25 million as of September 30, 2003. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one month LIBOR. This swap had a gain of $0.4 million during the third quarter.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of these forward contracts (which does not represent the amount at risk) totaled $1.7 billion and $2.2 billion at September 30, 2003 and December 31, 2002, respectively. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS No. 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at September 30, 2003 was $23.0 million and the hedge ineffectiveness for the quarter then ended was a loss of $9.8 million. The effect of these hedging activities was recorded through earnings as gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. At September 30, 2003, we had a notional amount of rate lock commitments outstanding totaling $1.3 billion with a fair value of $15.3 million. Notional amounts do not represent the amount at risk. A net decrease in fair value of these derivatives totaling $11.5 million for the year to date ended September 30, 2003 was recorded in gain from sale of loans.

     Our home equity line of business originates a relatively small amount of first mortgage loans and hedges a portion of these loans from the time they are originated until the time they are sold, which typically occurs once per month. Year to date, hedge losses related to this activity totaled $0.2 million.

     Certain of our fixed rate loans and leases are funded with floating rate liabilities. To hedge such mismatches, we own five interest rate caps, which had a fair value of $0.5 million and a notional amount of $112 million at September 30, 2003. Notional amounts do not represent the amount at risk. We classify interest rate caps as other assets on the balance sheet and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, adjustments to fair value for these derivatives are recorded through accumulated other comprehensive income. We record adjustments to fair value for the other three interest rate caps as other income on the income statement. For the nine months ended September 30, 2003, we recorded an immaterial loss in other income and in accumulated other comprehensive income related to these derivative products.

     We manage the interest rate risk associated with our mortgage servicing assets through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is the three-month LIBOR. For the nine months ended September 30, 2003, we recorded losses of $0.5 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the income statement as derivative gains. At September 30, 2003, we had $12 billion notional amount of Eurodollar contracts outstanding. We also held open swaption positions with a notional value totaling $5 billion at September 30, 2003, all of which had final maturities of October 1, 2003. The size and mix of these positions change during the quarter based upon many factors. Period-end positions may or may not be indicative of our net risk exposure throughout the quarter. Notional amounts do not represent the amount at risk.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $137 million in forward contracts outstanding as of September 30, 2003. Notional amounts do not represent the amount at risk. For the nine months ended September 30, 2003, we recognized losses on these contracts of $18 million. These contracts are marked-to-market with gains and losses included in other expense on the income statement. The foreign currency transaction gain on the intercompany loans was $17 million during the nine months ended September 30, 2003. A significant portion of the $1 million difference between hedge losses and foreign currency gains on loan balances is the fact that the payment of forward points on the foreign currency contracts increases the hedge loss, whereas on the loan side, the equivalent factor to forward points is built into the interest rate on the loans being hedged and, thus, is part of interest income.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations found on pages 44 through 46.

Item 4. Controls and Procedures.

     As of September 30, 2003, we performed an evaluation under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14(c)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide reasonable assurance that material information relating to the Corporation would be made known to them by others within the Corporation, particularly during the period in which the Form 10-Q was being prepared. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to our most recent evaluation of these controls, nor any significant deficiencies or material weaknesses in such controls requiring corrective actions. As a result, no corrective actions were required or taken.

PART II. Other Information.

Item 1. Legal Proceedings.

Culpepper and related cases.

     As described in our Annual Report on Form 10-K for the Year Ended 2002 and our Report on Form 10-Q for the Quarterly Period Ended March 31, 2003 and June 30, 2003, our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in Culpepper v. Inland Mortgage Corporation, a class action lawsuit in the United States District Court for the Northern District of Alabama. The suit alleges that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) in connection with certain payments Irwin Mortgage made to mortgage brokers. We reported that in September 2001, a second suit, Beggs v. Irwin Mortgage Corporation, sought class status and consolidation with Culpepper and that subsequently, the court permitted another suit, Gorman v. Irwin Mortgage, to intervene in the Beggs suit. We also reported that three other lawsuits were filed against Irwin Mortgage in 2002 in the Circuit Court of Calhoun County, Alabama seeking class action status and alleging claims based on payments similar to those at issue in Culpepper (Cook v. Irwin Mortgage, Ford v. Irwin Mortgage and Hill v. Irwin Mortgage). The parties settled Cook, Ford and Hill for a nonmaterial amount, and the court dismissed those actions on August 18, 2003. The parties settled Beggs, along with Gorman, for a nonmaterial amount, and the court dismissed those actions on August 22, 2003. On October 2, 2003 Culpepper was reassigned to U.S. District Judge, R. David Proctor, who ordered the parties to meet and submit a joint status report on or before October 31, 2003.

United States ex rel. Paranich v. Sorgnard et al.

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc. and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital's financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June 2003, Irwin Leasing filed a motion for summary judgment. Oral argument on the motion was held on August 27, 2003. On October 8, 2003, the court granted Irwin Leasing's motion for summary judgment, dismissing the plaintiff's complaint. On October 22, 2003, the plaintiff filed a notice of appeal. We have not established any reserves for this case. Although we believe the trial court's decision is well-reasoned, we cannot predict at this time whether we will prevail on appeal.

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

     On September 30, 2002, the court granted plaintiffs' motion for certification of a class subject to certain limitations. On October 15, 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. In May, 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further limited membership in the plaintiff class. On October 21, 2003, the court of appeals denied our application for appellate review of the district court's certification of the class.

     Discovery has not yet commenced. The actual number of plaintiff borrowers will be determined only after a review of loan files. As originally specified, the plaintiff class was limited to those borrowers who obtained a mortgage loan originated with prepayment penalty provisions by FirstPlus during the three-year period prior to the filing of the suit. As more recently defined by the court, the class has been further restricted to those borrowers who refinanced their loans and paid a prepayment penalty. Only high-rate loans that are subject to the provisions of the Home Ownership and Equity Protection Act of 1994 would be included in the class. We believe that out of approximately 200 loans acquired directly from FirstPlus through our correspondent lending channel and approximately 7,800 loans acquired from other parties in certain bulk acquisitions that may include FirstPlus originations, only a portion of these loans will satisfy all of the criteria for inclusion in the class.

     We believe we have available numerous defenses to the allegations and intend to vigorously defend this lawsuit. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

Silke v. Irwin Mortgage Corporation

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. The court will determine the class certification issue before considering dispositive motions. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

     In April, 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage's costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

Date Issued	Number of Shares
September 30, 2003	605

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.
Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.2

Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended August 27, 2003

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

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

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

__________

* Indicates management contract or compensatory plan or arrangement.

     (b) Reports on Form 8-K.
8-K	July 3, 2003	Attaching news release providing guidance on second quarter and Year 2003 earnings.
8-K	July 18, 2003	Attaching news release announcing second quarter earnings conference call.
8-K	July 23, 2003

Attaching news release announcing Second Quarter 2003 earnings, and making Item 9 - Reg FD Disclosure and Item 12 - Results of Operations and Financial Condition (pursuant to SEC Release Nos. 33-8216 and 34-47583) disclosures.

8-K	August 27, 2003	Attaching news release announcing third quarter dividend.
8-K	September 18, 2003	Making Reg FD Disclosure on presentation to be made to RBC Capital Markets Financial Institutions Conference on 9-18-03.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
DATE: November 13, 2003	BY: /s/ Gregory F. Ehlinger__________________ GREGORY F. EHLINGER CHIEF FINANCIAL OFFICER

BY: /s/ Jody A. Littrell______________________ JODY A. LITTRELL CORPORATE CONTROLLER (Chief Accounting Officer)