Form 10-K
period 2003-12-31
IRWIN FINANCIAL CORPORATION
filed 2004-03-09
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to                          .

Commission file number 0-6835

IRWIN FINANCIAL CORPORATION

(Exact name of Corporation as Specified in its Charter)

Indiana	35-1286807
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

500 Washington Street Columbus, Indiana	47201
(Address of Principal Executive Offices)	(Zip Code)

(812) 376-1909	www.irwinfinancial.com
(Corporation’s Telephone Number, Including Area Code)	(Web Site)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock*
Title of Class:	10.50% Cumulative Trust Preferred Securities issued by IFC Capital Trust II and the guarantee with respect thereto.
Title of Class:	8.75% Cumulative Convertible Trust Preferred Securities issued by IFC Capital Trust III and the guarantee with respect thereto.
Title of Class	8.70% Cumulative Trust Preferred Securities issued by IFC Capital Trust VI and the guarantee with respect thereto.

    Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒    No    ☐

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

    Indicate by check mark whether the Corporation is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes    ☒    No    ☐

    The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2003, was approximately $441,622,584.

    The aggregate market value of the voting stock held by non-affiliates of the Corporation was $506,648,817 as of February 19, 2004. As of February 19, 2004, there were outstanding 28,250,371 common shares of the Corporation.

*	Includes associated rights.

Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting of Shareholders to be held April 8, 2004	Part III
Exhibit Index on Pages 117 through 119

FORM 10-K

PART I

Item 1.	Business

General

      We are a diversified financial services company headquartered in Columbus, Indiana with $553.6 million of net revenues in 2003 and $4.9 billion in assets at December 31, 2003. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. We currently operate five major lines of business through our direct and indirect subsidiaries. Our major lines of business are: mortgage banking, commercial banking, home equity lending, commercial finance and venture capital.

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

      At the parent level, we work actively to add value to our lines of business by interacting with the management teams, capitalizing on interrelationships, providing centralized services and coordinating overall organizational decisions. Additionally, as discussed in more detail later in this report on “Risk Management” the parent company also provides risk management oversight and controls for other subsidiaries. Under this organizational structure, the majority of our mortgage banking, home equity lending and commercial finance lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust. This structure provides additional liquidity and results in regulatory oversight of our business.

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

Major Lines of Business

Mortgage Banking

      We established our mortgage banking line of business when we acquired our subsidiary, Irwin Mortgage Corporation, formerly Inland Mortgage Corporation, in 1981. Irwin Mortgage became a subsidiary of Irwin Union Bank and Trust in October, 2002. In this line of business, Irwin Mortgage originates, purchases, sells, and services primarily conventional and government agency-backed residential mortgage loans throughout the United States. Most of our first mortgage originations either are insured or guaranteed by an agency of the federal government, such as the Federal Housing Authority (FHA) or the Veterans Administration (VA) or, in the case of conventional mortgages, meet requirements for resale to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB). We originate mortgage loans through retail offices and through direct marketing. We also purchase mortgage loans through mortgage brokers and loan correspondents. Our relationships with realtors, homebuilders and brokers help us identify potential borrowers. Irwin Mortgage also engages in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont corporation. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee.

      At January 31, 2004, Irwin Mortgage operated 170 production and satellite offices in 33 states. We discuss this line of business further in the “Mortgage Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report.

Commercial Banking

      Our commercial banking line of business provides credit, cash management and personal banking products primarily to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. The commercial banking line of business offers a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities. This line of business operates through two charters.

•	Irwin Union Bank and Trust Company — headquartered in Columbus, Indiana and organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan, and Carson City, Nevada; and

•	Irwin Union Bank, F.S.B. — headquartered in Louisville, Kentucky, is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Clayton, Missouri (near St. Louis); Louisville, Kentucky; Salt Lake City, Utah; Las Vegas, Nevada; and Phoenix, Arizona.

      We are pursuing the sale of our Las Vegas and Salt Lake City branches of Irwin Union Bank, F.S.B. to Irwin Union Bank and Trust Company in 2004. This sale will not materially effect our results of operation, but should reduce operational complexity.

      We discuss this line of business further in the “Commercial Banking” section of the MD&A of this report.

Home Equity Lending

      We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994. It is headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services home equity loans and lines of credit and first mortgages nationwide. Our target customers are principally credit worthy, home owning consumers who are active, unsecured credit card debt users. We market our home equity products (with loan-to-value ratios up to 125%) and first mortgage refinance programs (with loan-to-value ratios up to 100%) through direct mail, the Internet, mortgage brokers and correspondent lenders nationwide. Irwin Home Equity’s core competencies are credit risk assessment and specialized home loan servicing.

      We discuss this line of business further in the “Home Equity Lending” section of the MD&A of this report.

Commercial Finance

      Established in 1999, our commercial finance line of business originates small-ticket equipment leases through an established North American network of vendors and third-party originators and provides finance for franchisees of selected quick service and casual dining restaurant concepts in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types and try to limit the industry and geographic concentrations in our lease and loan portfolios. Loans to franchisees may include the financing of real estate as well as equipment.

      In July 2000, the commercial finance line of business acquired an ownership of approximately 78% in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. In December 2001, Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business. In October 2001, we formed Irwin Franchise Capital Corporation to conduct our franchise lending business. We established Irwin Commercial Finance (formerly, Irwin Capital Holdings) in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies.

      We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Venture Capital

      We established this line of business when we formed Irwin Ventures Incorporated in August 1999. In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities.

      In April 2000, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Palo Alto and Seattle.

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

Competition

      We compete nationally in the U.S. in each business, except for commercial banking where our market focus is in the Midwest and Rocky Mountain states, and for commercial leasing where products are offered in the U.S. and throughout Canada. In our mortgage banking business we compete for mortgage loans with mortgage banking companies, as well as commercial banks, savings banks, credit unions and savings and loan associations, and with a number of nonbank companies.

      In our home equity lending business, our primary competitors for our home equity loans and lines of credit are similar to those in our mortgage banking business with the addition of large securities firms, credit card issuers and finance companies. Competitors in our commercial banking business include all of the above institutions.

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

      We are regulated at both the holding company and subsidiary level and subject to both state and federal regulation and examinations. The primary concern of banking regulation is “Safety and Soundness,” which places emphasis on asset quality and capital adequacy. “Safety and Soundness” also encompasses a broad range of other regulatory concerns including: insider transactions, the adequacy of the reserve for loan losses, intercompany transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.

      Our product and service offerings are subject to a number of consumer protection laws and regulations. In many instances these rules contain specific requirements regarding the content and timing of disclosures and the manner in which we must process and execute transactions. Some of these rules provide consumers with rights and remedies, including the right to initiate private litigation.

      In addition, financial services providers are required to establish and administer a variety of processes and programs to address other regulatory requirements, including: community reinvestment provisions; protection of customer information; identification of suspicious activities, including possible money laundering; proper identification of customers when performing transactions; maintenance of information and site security; and other bank compliance provisions. In a number of instances board and/or management oversight is required as well as employee training on specific regulations.

      Regulatory agencies have a broad range of sanctions and enforcement powers, including civil money penalties, formal agreements, and cease and desist orders.

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

Minimum Capital Requirements

      The Federal Reserve has adopted risk-based capital guidelines for assessing bank holding company capital adequacy. These standards define capital and establish minimum capital ratios in relation to assets, both on an aggregate basis and as adjusted for credit risks and off-balance sheet exposures. Under the Federal Reserve’s risk-based guidelines applicable to us, capital is classified into two categories for bank holding companies:

      Tier 1 capital, or core capital, consists of:

•	common stockholder’s equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $143 million qualified as Tier 1 capital as of December 31, 2003); and

•	minority interests in the common equity accounts of consolidated subsidiaries;

      less

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets (including $16 million of disqualified Mortgage Servicing Assets (MSRs) as of December 31, 2003).

      Tier 2 capital, or supplementary capital, consists of:

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments (including Trust Preferred securities, of which $89 million qualified as Tier 2 capital as of December 31, 2003);

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

      The Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, at least 4 percent of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum ratio of Tier 1 capital (less any intangible capital items) to total assets (less any intangible assets), or leverage ratio, of 3 percent for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4 percent. Also, the Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

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

      As of December 31, 2003, we had regulatory capital in excess of all the Federal Reserve’s minimum levels and our internal minimum target of 11% for risk-adjusted capital. Our ratio of total capital to risk weighted assets at December 31, 2003 was 15.1% and our Tier 1 leverage ratio was 11.4%.

      Residual Interests. On November 29, 2001, the four federal banking agencies jointly adopted revised regulatory capital standards regarding the treatment of certain recourse obligations, direct credit substitutes, residual interests in assets securitizations, and other securitized transactions that expose financial institutions primarily to credit risk. The agencies had previously published guidelines on securitization activities in December 1999 (the “Securitization Guidance”) which dealt with the risk management and regulatory oversight issues involved with asset securitizations and residual interests.

      Residual interests generally include any on-balance sheet asset created by the sale of financial assets that results in the retention of any credit risks, directly or indirectly, associated with the transfer of assets, where the retained risk exceeds a pro rata share of the organization’s claim on the assets, whether through subordination provisions or other credit enhancement techniques.

      The revised rules (the “New Rules”) became effective January 1, 2002 for residual interests related to any transaction that settles on or after that date. For transactions that settled prior to the effective date of the

New Rules, capital treatment prescribed by the application of the New Rules was delayed until December 31, 2002.

      Capital Treatment of Residual Interests. The New Rules imposed a concentration limit on credit-enhancing interest-only strips (CEIOS), a subset of residual interests, and a dollar-for-dollar capital requirement on residual interests not deducted from Tier 1 capital.

      CEIOS are, generally, assets created from the excess interest on assets transferred (after reduction for administrative expenses, investor interest payments, servicing fees, and credit losses on investors’ interests in these assets) that serve as credit enhancements for the investors. CEIOS are the residual interests most often resulting from asset securitizations such as our prior securitizations of home equity loans, in which the seller of loans accounts for the transaction using gain-on-sale accounting treatment. Under the New Rules, CEIOS are limited to 25% of Tier 1 capital, with the excess deducted from Tier 1 capital. At December 31, 2003, our CEIOS represented 2% of Tier 1 capital.

Expansion

      The BHC Act requires prior Federal Reserve approval for certain activities, such as the acquisition by a bank holding company of control of another bank or bank holding company. Under the BHC Act, a bank holding company may engage in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to those banking activities, such as operating a mortgage bank or a savings association, conducting leasing and venture capital investment activities, performing trust company functions, or acting as an investment or financial advisor. See the section on “Interstate Banking and Branching Legislation” below.

Dividends

      The Federal Reserve has policies on the payment of cash dividends by bank holding companies. The Federal Reserve believes that a bank holding company experiencing earnings weaknesses should not pay cash dividends (1) exceeding its net income or (2) which only could be funded in ways that would weaken a bank holding company’s financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks (including dividends to bank holding companies) and bank holding companies. See “Dividend Limitations” below.

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

Bank and Thrift Regulation

      Indiana law subjects Irwin Union Bank and Trust and its subsidiaries to supervision and examination by the Indiana Department of Financial Institutions. Irwin Union Bank and Trust is a member of the Federal Reserve System and, along with its subsidiaries, is also subject to regulation, examination and supervision by the Federal Reserve. Because we meet the definition of “large bank” (over $5 billion in assets), Irwin Union Bank and Trust is subject to continuous supervision by the Federal Reserve in accordance with their large bank examination guidelines. Subsidiaries routinely subject to examination include Irwin Mortgage, Irwin Home Equity and Irwin Commercial Finance. Irwin Union Bank, F.S.B., a direct subsidiary of the bank holding company, is a federally chartered savings bank. Accordingly, it is governed by and subject to regulation, examination and supervision by the Office of Thrift Supervision (OTS).

      The Federal Reserve also supervises Irwin Union Bank and Trust’s compliance with federal law and regulations that restrict loans by member banks to their directors, executive officers, and other controlling persons.

      The deposits of Irwin Union Bank and Trust are insured by the Bank Insurance Fund and the deposits of Irwin Union Bank, F.S.B. are insured by the Savings Association Insurance Fund under the provisions of the Federal Deposit Insurance Act (FDIA). As a result, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. also are subject to supervision and examination by the Federal Deposit Insurance Corporation (FDIC). The regulatory scheme applicable to Irwin Union Bank and Trust is comparable to that imposed on Irwin Union Bank, F.S.B. by the OTS.

Mortgage Banking and Residential Lending Regulation

      The residential lending activities of Irwin Union Bank and Trust, the mortgage banking activities of Irwin Mortgage, and the home equity lending business of Irwin Home Equity are regulated by the Federal Reserve. The Federal Reserve has broad authority to oversee the banking activities of Irwin Union Bank and Trust, as the primary federal regulator of the bank pursuant to the FDIA, and the nonbanking subsidiaries of both Irwin Financial Corporation and Irwin Union Bank and Trust, pursuant to the BHC Act. Federal Reserve regulations, such as restrictions on affiliate transactions, asset quality and earnings performance, apply to our residential lending activities. The Indiana Department of Financial Institutions has comparable supervisory and examination authority over Irwin Mortgage, Irwin Home Equity and Irwin Commercial Finance due to their status as subsidiaries of Irwin Union Bank and Trust.

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

      The minimum ratio of Tier 1 capital to total assets for strong banking institutions (rated composite “1” under the uniform rating system of banks) is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent. Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. For example, a majority of such institutions generally have operated at capital levels ranging from 1 to 2 percent above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances to risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. The risk-based ratio does not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

      At December 31, 2003, Irwin Union Bank and Trust had a total risk-based capital ratio of 14.0%, a Tier 1 capital ratio of 12.1%, and a leverage ratio of 11.2% and was considered well-capitalized. See “Bank Holding Company Regulation — Minimum Capital Requirements — Residual Interests” earlier in this section for a discussion of the impact of the new regulatory capital treatment rules. We transferred our residual assets held at Irwin Union Bank and Trust to our holding company in the form of dividends during the fourth quarter of

2001 and the first quarter of 2002. Because of the amount of the residuals, we sought and received regulatory approval of these dividends as required. After discussion with our regulators as well as consideration of the risk profile of our organization, our Board of Directors adopted resolutions regarding maintenance of capital levels above the well-capitalized minimum requirements beginning March 31, 2002. The benchmark levels we established are 12% total capital to risk-weighted assets at Irwin Union Bank and Trust, and 11% total capital to risk-weighted assets at Irwin Financial. Although the dividends of the residual assets did not have a meaningful impact on our consolidated capital ratios calculated under the New Rules, the dividends had the effect of increasing regulatory capital ratios at Irwin Union Bank and Trust.

      The Federal Reserve, the OTS, the FDIC and other federal banking agencies also adopted a rule modifying the risk-based capital standards to provide for consideration of interest rate risk when assessing capital adequacy of a bank or savings association. Under this rule, the Federal Reserve, the OTS and the FDIC must explicitly include a bank or savings association’s exposure to declines in the economic value of their capital due to changes in interest rates as a factor in evaluating capital adequacy of a bank or savings association. The Federal Reserve, the OTS, the FDIC and other federal banking agencies also adopted a joint agency policy statement providing guidance for managing interest rate risk. The policy statement emphasizes the importance of adequate management oversight and a sound risk management process. This assessment of interest rate risk management made by the banks’ examiners is incorporated into the banks’ overall risk management rating and used to determine management’s effectiveness.

Insurance of Deposit Accounts

      Under the Federal Deposit Insurance Corporation Improvements Act of 1991 (FDICIA), as FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to the Bank Insurance Fund and the Savings Association Insurance Fund, respectively. The FDIC also has authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments. Each depository institution is assigned to one of three capital groups: “well capitalized,” “adequately capitalized” or “undercapitalized.” An institution is considered well capitalized under regulatory guidelines if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any order or written directive to meet and maintain a specific capital level. An adequately capitalized institution has a total risk-based capital ratio of 8% or greater, has a Tier 1 risk-based capital ratio of 4% or greater, has a leverage ratio of 4% or greater and does not meet the definition of a well capitalized bank. An institution is considered undercapitalized if it does not meet the definition of well capitalized or adequately capitalized. Within each capital group, institutions are assigned to one of three supervisory subgroups: “A” (institutions with few minor weaknesses), “B” (institutions that demonstrate weaknesses which, if not corrected, could result in significant deterioration of the institution and increased risk of loss to the insurance funds), and “C” (institutions that pose a substantial probability of loss to the insurance funds unless effective corrective action is taken). There are nine combinations of capital groups and supervisory subgroups to which varying assessment rates may apply. An institution’s assessment rate depends on the capital category and supervisory category to which it is assigned.

Dividend Limitations

      As a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts. The amount of the residual assets transferred to the holding company as a dividend from the bank in 2001 and 2002 exceeded the amount that could have been dividended by the bank to the bank holding company without regulatory approval as described above and, as a result, we sought and obtained regulatory approval for the dividend. Had Irwin Union Bank and Trust wished to pay us a dividend following the transfer of the residuals, prior approval from the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago would have been required until such time as net income for the year, combined with retained net income of the preceding two years, less any required transfers to the surplus account, exceeded the amount to be dividended. This limitation was eliminated during the fourth quarter of 2003 due to retained earnings growth at Irwin Union Bank and Trust.

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

Community Reinvestment

      Under the Community Reinvestment Act (CRA), banking and thrift institutions have a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) service, which evaluates the institution’s delivery of services through its branches, ATMs and other activities. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. Both Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. received a “satisfactory” rating on their most recent CRA performance evaluations.

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

Gramm-Leach-Bliley Act

      In 1999, the Gramm-Leach-Bliley Act (the GLB Act) amended or repealed certain provisions of the Glass-Steagall Act and other legislation that restricted the ability of bank holding companies, securities firms and insurance companies to affiliate with one another. The GLB Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies and securities firms. The GLB Act also contains provisions intended to safeguard consumer financial information in the hands of financial service providers by, among other things, requiring these entities to share their privacy policies with their customers and allowing customers to “opt out” of having their financial service providers disclose their confidential financial information with non-affiliated third parties, subject to certain exceptions. Financial privacy regulations implementing the GLB provisions contain specific provisions on the treatment and safeguarding of confidential financial information. To the extent the GLB Act permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer and that can aggressively compete in the markets we currently serve.

Compliance with Consumer Protection Laws

      Our subsidiaries also are subject to many federal and state consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

•	require lenders to disclose credit terms in meaningful and consistent ways;

•	prohibit discrimination against an applicant in any consumer or business credit transaction;

•	prohibit discrimination in housing-related lending activities;

•	require certain lenders to collect and report applicant and borrower data regarding loans for home purchases or improvement projects;

•	require lenders to provide borrowers with information regarding the nature and cost of real estate settlements;

•	prohibit certain lending practices and limit escrow account amounts with respect to real estate transactions; and

•	prescribe possible penalties for violations of the requirements of consumer protection statutes and regulations.

      In addition, banking subsidiaries are subject to a number of regulations that offer consumer protections to depositors, including account terms and disclosures, funds availability and electronic funds transfers.

Equal Credit Opportunity Act

      The federal Equal Credit Opportunity Act prohibits discrimination against an applicant in any credit transaction, whether for consumer or business purposes, on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), receipt of income from public assistance programs or good faith exercise of any rights under the Consumer Credit Protection Act. In addition to prohibiting outright discrimination on any of the impermissible bases listed above, an “effects test” has been applied to determine whether a violation of the act has occurred. This means that if a creditor’s actions have had the effect of discriminating, the creditor may be held liable, even when there is no intent to discriminate. In addition to actual damages, the Equal Credit Opportunity Act permits regulatory agencies to take enforcement action and provides for punitive damages. Successful complainants also may be entitled to an award of court costs and attorneys’ fees.

Fair Housing Act

      The federal Fair Housing Act regulates many lending practices, including prohibiting discrimination in a lender’s housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status. The Fair Housing Act is broadly written and has been broadly interpreted by the courts. A number of lending practices have been found to be, or may be considered, illegal under the Fair Housing Act, including some that are not specifically mentioned in the act itself. Among those practices that have been found to be, or may be considered, illegal under the Fair Housing Act are declining a loan for the purposes of racial discrimination, making excessively low appraisals of property based on racial considerations and pressuring, discouraging, or denying applications for credit on a prohibited basis.

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

Home Mortgage Disclosure Act

      The federal Home Mortgage Disclosure Act grew out of public concern over the availability of credit in certain urban neighborhoods. One purpose of the Home Mortgage Disclosure Act is to provide public information that will help show whether financial institutions are serving the housing credit needs of the neighborhoods and communities in which they are located. The Home Mortgage Disclosure Act also includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes. The Home Mortgage Disclosure Act requires institutions to report data regarding applications for loans for the purchase or improvement of one-to-four family and multifamily dwellings, as well as information concerning originations and purchases of such loans. Federal bank regulators rely, in part, upon data provided under the Home Mortgage Disclosure Act to determine whether depository institutions engage in discriminatory lending practices.

      The appropriate federal banking agency (that is, the Federal Reserve for Irwin Union Bank and Trust and the OTS for Irwin Union Bank, F.S.B.), or in some cases, HUD, enforces compliance with the Home Mortgage Disclosure Act and implements its regulations. Administrative sanctions, including civil money penalties, may be imposed by supervisory agencies for violations of this act.

Real Estate Settlement Procedures Act

      The federal Real Estate Settlement Procedures Act (RESPA), requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements. RESPA also prohibits certain abusive practices, such as kickbacks, and places limitations on the amount of escrow accounts. Violations of RESPA may result in imposition of penalties, including: (1) civil liability equal to three times the amount of any charge paid for the settlement services or civil liability of up to $1,000 per claimant, depending on the violation; (2) awards of court costs and attorneys’ fees; and (3) fines of not more than $10,000 or imprisonment for not more than one year, or both. A significant number of individual claims and purported consumer class action claims have been commenced against financial institutions and other mortgage lending companies, including Irwin Mortgage, alleging violations of the prohibition against kickbacks and seeking civil damages, court costs and attorneys’ fees. See the “Legal Proceedings” section of this report.

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

      Violations of the Truth in Lending Act may result in regulatory sanctions and in the imposition of both civil and, in the case of willful violations, criminal penalties. Under certain circumstances, the Truth in Lending Act and Federal Reserve Regulation Z also provide a consumer with a right of rescission, which relieves the consumer of the obligation to pay amounts to the creditor or to a third party in connection with the offending transaction, including finance charges, application fee, commitment fees, title search fees and appraisal fees. Consumers may also seek actual and punitive damages for violations in the Truth in Lending Act. See the “Legal Proceedings” section of this report.

State Consumer Protection Laws

      In addition to the federal consumer protection laws discussed above, our subsidiaries are also subject to state consumer protection laws that regulate the mortgage origination and lending businesses of these subsidiaries. As part of the home equity line of business in conjunction with its subsidiary, Irwin Home Equity, Irwin Union Bank and Trust originates home equity loans through its branch in Carson City, Nevada. Irwin Union Bank and Trust uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Nevada law, but might not be authorized by the laws of the states in which the borrowers are located. As a FDIC-insured, state member bank, Irwin Union Bank and Trust is authorized by Section 27 of the FDIA to charge interest at rates allowed by the laws of the state where the bank is located regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. The FDIC has opined that a state bank with branches outside of the state in which it is chartered may also be located in a state in which it maintains an interstate branch. Irwin Union Bank and Trust relies on Section 27 of the FDIA and the FDIC opinion in conducting its home equity lending business described above. From time to time, state regulators have questioned the application of Section 27 of the FDIA to credit practices affecting citizens of their states. Any change in Section 27 of the FDIA or in the FDIC’s interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity line of business.

Employees and Labor Relations

      At January 31, 2004, we and our subsidiaries had a total of 3,589 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Executive Officers

      Our executive officers are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. In addition to our Chairman and Chief Executive Officer, Mr. Miller, who also serves as a director, our executive officers are listed below.

      Richard Barbercheck (45) has been a Vice President of Irwin Financial Corporation since October 2003. He was an officer of Irwin Union Bank and Trust since March 1998.

      Claude E. Davis (43) has been Chairman of Irwin Union Bank and Trust and Senior Vice President of Irwin Financial Corporation since May 2003. He served as President of Irwin Union Bank and Trust from January 1996 to May 2003. He has been an officer since 1988. He was elected to the Federal Home Loan Bank of Indianapolis (FHLBI) Board of Directors in 2003. We are a member of the FHLBI.

      Elena Delgado (48) has been President and Chief Executive Officer of Irwin Home Equity since September 1994.

      Gregory F. Ehlinger (41) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.

      Paul D. Freudenthaler (39) was recently promoted to Chief Risk Officer in December 2003. He was Vice President — Financial Risk Management from December 2001 to December 2003. From September 2000 through November 2001, he was Corporate Controller for America Online Latin America, an Internet service provider. From July 2000 to August 2000 he served as Senior Vice President — Treasurer of Telscape International, Inc., a development stage telecommunications company. Prior thereto, he held the position of Chief Accounting Officer of Telscape from July 1999 until June 2000. Subsequent to his departure from Telscape, Telscape filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on April 27, 2001. From February 1999 through June 1999, he was Director — International of Bank United, F.S.B. From January 1994 through January 1999, he was Director — International of Irwin Mortgage Corporation, our subsidiary.

      Jose M. Gonzalez (45) has been our Vice President — Internal Audit since October 1995. In 2001, he was also appointed as Vice President — Operational Risk Management.

      Robert H. Griffith (46) has been President and Chief Executive Officer of Irwin Mortgage since January 2001. He has been an officer of Irwin Mortgage since 1993.

      Theresa L. Hall (51) has been our Vice President — Human Resources since 1988 and has been one of our officers since 1980.

      Bradley J. Kime (43) has been President of Irwin Union Bank’s commercial line of business since May 2003. He has been President of Irwin Union Bank F.S.B. since December 2000. He has been an officer of Irwin Union Bank and Trust since 1987, and one of our officers since 1986.

      Joseph R. LaLeggia (42) has been President of Irwin Commercial Finance Corporation since July of 2002. He has been the President and Chief Executive Officer of Onset Capital Corporation since April 1998. From January 1997 until April of 1998 he was President of AT&T Capital Canada Inc.

      Jody A. Littrell (36) has been our Vice President and Controller since March 2000. He was employed with Arthur Andersen LLP from September 1990 to March 2000.

      Matthew F. Souza (47) has been our Senior Vice President — Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.

      Thomas D. Washburn (57) has been our Executive Vice President since August 1999 and has been one of our officers since 1976. From 1981 to August 1999 he served as our Senior Vice President and Chief Financial Officer.

      Brett R. Vanderkolk (38) has been our Vice President — Treasurer since September 2000. From August 1996, to September 2000, he served as Manager, Corporate Finance for Arvin Industries, Inc. (manufacturer of automotive products).

Item 2.	Properties

      Our main office and the main offices of Irwin Ventures LLC are located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2004 are as follows:

Irwin Mortgage

      The main office, where administrative and servicing activities are centered, is located at 10500 Kincaid Drive, Fishers, Indiana, and is leased. Loan production and satellite offices, which are leased, are operated from approximately 170 locations in 33 states.

Irwin Union Bank and Trust

      The main office is located in four buildings at 435, 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee and leases them to Irwin Union Bank and Trust. One or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties in fee at six locations in Columbus. These properties have no major encumbrances. Irwin Union Bank and Trust leases eleven other branch offices in Central and Southern Indiana, four offices in Michigan and one office in Nevada.

Irwin Union Bank, F.S.B.

      The main office is located at 9300 Shelbyville Road, Louisville, Kentucky. Irwin Union Bank, F.S.B. has four branch offices located in Arizona, Missouri, Nevada and Utah. All offices are leased. Subject to regulatory approval, we expect to move the main office to a leased space at 140 Whittington Parkway, Suite 100, Louisville, Kentucky during the second quarter of 2004.

Irwin Home Equity

      The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity also occupies two other offices in San Ramon, California. All offices are leased.

Irwin Commercial Finance Corporation

      Irwin Commercial Finance Corporation leases its main office located at 500 Washington Street, Columbus, Indiana. The office of our domestic commercial finance operation, Irwin Business Finance, is located at 330 120th Avenue NE, Bellevue, Washington and is leased. Our Canadian commercial finance subsidiary, Onset Capital Corporation, leases its main office in Vancouver, British Columbia, Canada, as well as its two processing centers in Toronto, Ontario and Montreal, Quebec. The main office of our franchise lending subsidiary, Irwin Franchise Capital Corporation, is located at 2700 Westchester Avenue, Purchase, New York and is leased. In addition, Irwin Franchise Capital owns the building that houses its telesales center at 2715 13th Street, Columbus, Nebraska.

Item 3.	Legal Proceedings

Culpepper v. Inland Mortgage Corporation

      Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a class action lawsuit, filed in April 1996, in the United States District Court for the Northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class and the case was remanded for further proceedings in the federal district court.

      In November 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of an October 18, 2001 policy statement issued by the Department of Housing and Urban Development (HUD) that explicitly disagreed with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in Culpepper. In response to a motion from Irwin Mortgage, in March 2002, the district court granted Irwin Mortgage’s motion to stay proceedings in Culpepper until the 11th Circuit decided the three other RESPA cases originally argued before it with Culpepper.

      The 11th Circuit subsequently decided the three other RESPA cases pending in that court. In one of those cases (Heimmermann v. First Union Mortgage Corporation), the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in Culpepper. In March 2003, Irwin Mortgage filed a motion to decertify the class in Culpepper and the plaintiffs filed a renewed motion for summary judgment. On October 2, 2003, the case was reassigned to another U.S. district court judge. In response to an order from the court, the parties submitted a joint status report at the end of October 2003.

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

      As discussed in prior periodic reports, other cases filed against Irwin Mortgage alleging RESPA and other violations similar to those in Culpepper were settled in 2003 for nonmaterial amounts. Irwin Mortgage intends to defend this lawsuit vigorously and believes it has numerous defenses to the alleged violations. Irwin Mortgage further believes that the 11th Circuit’s rulings in Heimmermann and the companion RESPA decisions provide grounds for reversal of the class certification in Culpepper. We have no assurance, however, that Irwin Mortgage will be successful in defeating class certification or will ultimately prevail on the merits. However, we expect that an adverse outcome in this case could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for this case and are unable at this stage of the litigation to form a reasonable estimate of potential loss that we could suffer.

United States ex rel. Paranich v. Sorgnard et al.

      In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc. and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June 2003, Irwin Leasing filed a motion for summary judgment. Oral argument on the motion was held on August 27, 2003. On October 8, 2003, the court granted Irwin Leasing’s motion for summary judgment, dismissing the plaintiff’s complaint. On October 22, 2003, the plaintiff filed a notice of appeal. The appeal is currently in the briefing process. We have not established any reserves for this case. Although we believe the trial court’s decision is well-reasoned, we cannot predict at this time whether we will prevail on appeal.

McIntosh v. Irwin Home Equity Corporation

      Our subsidiary, Irwin Union Bank and Trust company, is a defendant in a class action lawsuit filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank from FirstPlus, an unaffiliated third-party lender. The plaintiffs allege a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

      On September 30, 2002, the court granted plaintiffs’ motion for certification of a class subject to certain limitations. In October 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. In May 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the plaintiff class. In October 2003, the court of appeals denied our application for appellate review of the district court’s certification of the class.

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

      Limited discovery on issues pertaining to class certification and the merits of plaintiffs’ individual claim has been conducted. The actual number of plaintiff borrowers will be determined only after a review of loan files. Nevertheless, after performing a limited analysis of the approximately 200 loans acquired directly from FirstPlus through our correspondent lending channel and the approximately 7,800 loans acquired from others through bulk acquisitions that may include FirstPlus originations, we believe that fewer than 100 loans will qualify for inclusion in the class. We believe we have available numerous defenses to the allegations and intend to vigorously defend this lawsuit. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

Stamper v. A Home of Your Own, Inc.

      On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million, jointly and severally, against defendants, including our indirect subsidiary, Irwin Mortgage Corporation. The case was filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiff borrowers alleged that A Home of Your Own, Inc., a home rehabilitation company, and its principal, Robert Beeman, defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage is considering whether to appeal further. We have reserved for this case based upon advice of our legal counsel.

Silke v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination of class certification will precede any action on Irwin Mortgage’s summary judgment motion. On January 9, 2004, the plaintiff filed a Supplemental Brief and Submission of Additional Evidence in Support of Class Certification. A hearing on plaintiff’s summary judgment motion is scheduled for March 15, 2004. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003 and responded to plaintiff’s initial discovery requests on December 19, 2003. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Cohens v. Inland Mortgage Company

      In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41,000,000 in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. However, we are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

      We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, and other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

Item 4.	Submission of Matters to a Vote of Security Holders

      During the fourth quarter of 2003, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Corporation’s Common Equity and Related Stockholder Matters

      Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on February 19, 2004, was 1,781.

Stock Prices and Dividends:

	Price Range				Total
			Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2002
First quarter	$19.15	$14.40	$16.49	$0.0675
Second quarter	20.66	17.65	20.10	0.0675
Third quarter	20.05	14.50	17.00	0.0675
Fourth quarter	17.80	13.20	16.50	0.0675	$0.27
2003
First quarter	$20.12	$15.95	$19.49	$0.0700
Second quarter	26.50	19.26	25.90	0.0700
Third quarter	25.81	20.90	24.30	0.0700
Fourth quarter	32.15	25.30	31.40	0.0700	$0.28

      We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 20, 2004, our Board of Directors approved an increase in the first quarter dividend to $0.08 per share, payable in March 2004. Dividends paid by Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to the Corporation are restricted by banking law.

Sales of Unregistered Securities:

      In 2003, we issued 23,776 shares of common stock pursuant to elections made by six of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

	At or For Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands except per share data)
For the year:
Net revenues	$553,601	$404,647	$387,019	$290,626	$255,318
Noninterest expense	435,199	318,416	312,819	231,095	202,681

Income before income taxes	118,402	86,231	74,200	59,531	52,637
Provision for income taxes	45,585	33,398	28,859	23,865	19,481
Income before cumulative effect of change in accounting principle	72,817	52,833	45,341	35,666	33,156
Cumulative effect of change in accounting principle, net of tax	—	495	175	—	—

Net income	$72,817	$53,328	$45,516	$35,666	$33,156

Mortgage loan originations	$22,669,246	$11,411,875	$9,225,991	$4,091,573	$5,876,750
Home equity loan originations	1,133,316	1,067,227	1,149,410	1,225,955	439,507
Common Share Data:
Earnings per share:(1)
Basic	$2.61	$1.99	$2.15	$1.70	$1.54
Diluted	2.45	1.89	2.00	1.67	1.51
Cash dividends per share	0.28	0.27	0.26	0.24	0.20
Book value per share	15.36	12.98	10.81	8.92	7.55
Dividend payout ratio	10.76%	14.01%	12.13%	14.13%	12.93%
Weighted average shares — basic	27,915	26,823	21,175	20,973	21,530
Weighted average shares — diluted	30,850	29,675	24,173	21,593	21,886
Shares outstanding — end of period	28,134	27,771	21,305	21,026	21,105
At year end:
Assets	$4,988,359	$4,910,392	$3,446,602	$2,425,690	$1,682,992
Residual interests	71,491	157,514	199,071	152,614	59,025
Loans held for sale	883,895	1,314,849	502,086	579,788	508,997
Loans and leases	3,161,054	2,815,276	2,137,822	1,234,922	733,424
Allowance for loan and lease losses	64,285	50,936	22,283	13,129	8,555
Servicing assets	380,123	174,935	228,624	130,627	138,500
Deposits	2,899,662	2,693,810	2,308,962	1,442,589	870,318
Short-term borrowings	429,758	993,124	487,963	476,928	473,103
Collateralized debt	590,131	391,425	—	—	—
Other long-term debt(2)	270,184	30,070	30,000	30,000	30,000
Trust preferred securities(2)	—	233,000	198,500	153,500	50,000
Shareholders’ equity	432,260	360,555	231,665	188,870	159,296
Managed first mortgage servicing portfolio	29,640,122	16,792,669	12,875,532	9,196,513	10,488,112
Managed home equity portfolio	1,513,289	1,830,339	2,064,542	1,625,719	777,934

	At or For Year Ended December 31,

	2003		2002		2001		2000		1999

	(Dollars in thousands except per share data)
Selected Financial Ratios:
Performance Ratios:
Return on average assets	1.40%		1.33%		1.45%		1.76%		2.01%
Return on average equity	18.37		16.66		21.82		20.83		21.51
Net interest margin(3)	5.82		6.01		5.35		5.36		5.01
Noninterest income to revenues(4)	54.8%		52.4%		64.8%		69.9%		75.3%
Efficiency ratio(5)	72.4		71.0		78.1		78.6		79.0
Loans and leases and loans held for sale to deposits(6)	94.1		89.9		79.1		85.6		84.3
Average interest-earning assets to average interest-bearing liabilities	132.2		121.7		117.2		113.5		127.4
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	2.0%		1.8%		1.0%		1.1%		1.2%
Non-performing loans and leases	144.9		163.6		116.3		181.8		189.9
Net charge-offs to average loans and leases	1.1		0.7		0.7		0.3		0.3
Net home equity charge-offs to managed home equity portfolio	4.4		2.9		1.8		0.6		0.4
Non-performing assets to total assets	1.1		0.8		0.7		0.4		0.5
Non-performing assets to total loans and leases and other real estate owned	1.7		1.3		1.1		0.8		1.1
Ratio of Earnings to Fixed Charges:
Including deposit interest	2.2	x	1.9	x	1.6	x	1.6	x	1.9	x
Excluding deposit interest	3.1		3.0		2.5		2.5		2.5
Capital Ratios:
Average shareholders’ equity to average assets	7.6%		8.0%		6.7%		8.5%		9.4%
Tier 1 capital ratio	11.4		9.3		6.8		8.9		11.4
Tier 1 leverage ratio	11.2		9.7		9.4		12.4		12.8
Total risk-based capital Ratio	15.1		13.2		10.8		13.6		13.5

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

(2)	At December 31, 2003, the Trusts holding trust preferred securities were not consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” See “Other Long-Term Debt and Collateralized Borrowings” and footnote 1 to the consolidated financial statements for further discussion.

(3)	Net interest income divided by average interest-earning assets.

(4)	Revenues consist of net interest income plus noninterest income.

(5)	Noninterest expense divided by net interest income plus noninterest income.

(6)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

About Forward-looking Statements

      You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions.

      Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events;

•	any other projections or expressions that are not historical facts.

      Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our servicing portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our assets;

•	deterioration in the carrying value of our other assets, including securities and other assets;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses or raising capital and other funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	legislative or regulatory changes, including changes in the interpretation of regulatory capital rules;

•	disclosure or consumer lending rules or rules affecting corporate governance;

•	changes in applicable accounting policies or principles or their application to our business;

•	or governmental changes in monetary or fiscal policies.

      We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).

Consolidated Overview

	2003	% Change	2002	% Change	2001

Net income (millions)	$72.8	36.5%	$53.3	17.2%	$45.5
Basic earnings per share(1)	2.61	31.2	1.99	(7.4)	2.15
Diluted earnings per share(1)	2.45	29.6	1.89	(5.5)	2.00
Return on average equity	18.37%	—	16.66%	—	21.82%
Return on average assets	1.40	—	1.33	—	1.45

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

Strategy

      Our strategy is to maintain a diverse and balanced revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:

•	Identify underserved niches. We focus on product or market niches in financial services that we believe are underserved and where we believe customers are willing to pay a premium for value-added services. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Each of our five lines of business has a separate management team that operates as an independent business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant industry experience. We attempt to create a mix of short-term and long-term incentives (including, in some instances, minority interests in the line of business) that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business as a key part of our risk management. Our lines of business are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions. For example, both the origination and servicing of residential mortgage loans are very cyclical businesses, which respond in opposite ways to changes in interest rates and show generally opposite effects in certain economic environments. We believe our participation in these markets has been profitable over time due to our dedication to participating in both segments of the mortgage banking business, rather than one or the other, which would otherwise leave us more susceptible to swings in interest rates.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.

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

Critical Accounting Policies/ Management Judgments and Accounting Estimates

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

Valuation of Mortgage Servicing Rights

      Mortgage servicing rights are recorded at the lower of their cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired. We estimate the fair value of the servicing assets each month using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. The primary assumptions we use for valuing our mortgage servicing assets include prepayment speeds, default rates, cost to service and discount rates. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from independent valuation firms. Inaccurate assumptions in valuing mortgage servicing rights could result in additional impairment and adversely affect our results of operations. We also review mortgage servicing rights for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the unamortized cost of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. See footnote 7 to the consolidated financial statements for further discussion.

Allowance for Loan and Lease Losses

      The allowance for loan and lease losses (ALLL) reflects our estimate of the adequacy of reserves needed to cover probable loan and lease losses and certain risks inherent in our loan portfolio. The ALLL is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” In determining a proper level of loss reserves, management evaluates the adequacy of the allowance on a quarterly basis based on our past loan loss experience, known and inherent risks in the loan portfolio, levels of delinquencies, adverse situations that may affect a borrower’s ability to repay, trends in volume and terms of loans and leases, estimated value of any underlying collateral, changes in underwriting standards, changes in credit concentrations, and current economic and industry conditions.

      Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment as nonaccrual loans. An allowance is established when the collateral value, observable market price or discounted cash flows of an impaired loan is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience and/or expected performance indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See the “Credit Risk” section of Management’s Discussion and Analysis and footnote 6 to the consolidated financial statements for further discussion.

Valuation of Residual Interests

      Residual interests from past securitizations are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as trading gains or losses in our statement of income in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. Inaccurate assumptions in valuing residual interests could result in additional impairment and adversely affect our results of operations. See footnote 3 to the consolidated financial statements for further discussion.

Accounting for Private Equity Investments

      We account for private equity investments held by our venture capital line of business at fair value, with unrealized and realized gains and losses included in noninterest income as investment securities gains and losses. The fair value of private equity investments (which by their nature are not publicly traded) is estimated based on the investees’ financial results, conditions and prospects, values of comparable public companies, market liquidity and sales restrictions. We assume that cost approximates fair value, unless there is evidence suggesting a revaluation is appropriate. Potential reasons for revaluation include: 1) an anticipated pricing of a company’s future equity financing that would be lower than the previous funding round (although the reverse would not necessarily require an upward adjustment), 2) a significant deterioration in the company’s performance, and 3) a significant reduction in the company’s potential realizable value — for example, if market conditions have caused a meaningful change in the value of peer companies. We may increase the valuation of a private equity investment only if the investee has completed a new equity financing in which a professional investor is investing for the first time at a higher valuation. We believe the values derived from the application of our policy represent fair value for these non-marketable securities.

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

Consolidated Income Statement Analysis

Net Income

      We recorded net income of $72.8 million for the year ended December 31, 2003, up 37% from net income of $53.3 million for the year ended December 31, 2002, and compared to $45.5 million in 2001. Net income per share (diluted) was $2.45 for the year ended December 31, 2003, up 30% from $1.89 per share in 2002 and up 23% from $2.00 per share in 2001. Return on equity was 18.37% for the year ended December 31, 2003, 16.66% in 2002 and 21.82% in 2001. The effective income tax rate for 2003 was 38.5%, compared to 38.7% in 2002 and 38.9% in 2001.

Net Interest Income

      Net interest income for the year ended December 31, 2003 totaled $271.9 million, up 27% from 2002 net interest income of $213.6 million and up 84% from 2001. Net interest margin for the year ended December 31, 2003 was 5.82% compared to 6.01% in 2002 and 5.35% in 2001. The decline in margin in 2003 relates to the declining interest rate environment relative to 2002 that caused yields on variable rate loans to decline at a more rapid pace than underlying funding sources, some of which (e.g., mortgage escrow deposits) have rates close to zero in any interest rate environment and, therefore, cannot reduce in a declining rate environment. In addition, the average balance on the high-yielding residual interests declined 42% in 2003 due primarily to unrealized trading losses (reflecting valuation impairment) during the first half of 2003. The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$74,216	$550	0.74%	$25,859	$311	1.20%	$64,290	$1,927	3.00%
Federal funds sold	10,824	118	1.10	12,582	104	0.83	17,973	257	1.43
Residual interests	108,351	20,651	19.06	186,947	34,164	18.27	188,166	32,029	17.02
Investment securities	68,602	3,723	5.43	39,923	2,809	7.04	35,317	3,228	9.14
Loans held for sale	1,237,963	104,350	8.43	668,522	55,336	8.28	911,949	102,383	11.23
Loans and leases, net of unearned income(1)	3,168,776	241,592	7.62	2,620,428	218,718	8.35	1,533,261	128,458	8.38

Total interest-earning assets	$4,668,732	$370,984	7.95%	$3,554,261	$311,442	8.76%	$2,750,956	$268,282	9.75%

Noninterest-earning assets:
Cash and due from banks	$103,581			$100,259			$85,242
Premises and equipment, net	32,644			34,041			32,727
Other assets	440,164			354,296			281,904
Less allowance for loan and lease losses	(57,986)			(37,054)			(15,587)

Total assets	$5,187,135			$4,005,803			$3,135,242

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$169,674	$913	0.54%	$132,351	$664	0.50%	$105,564	$1,097	1.04%
Money market savings	866,241	11,085	1.28	648,706	10,253	1.58	388,432	13,383	3.45
Regular savings	62,756	1,249	1.99	58,204	1,586	2.72	52,650	1,998	3.79
Time deposits	992,954	29,118	2.93	1,027,045	41,858	4.08	1,015,105	56,862	5.60
Short-term borrowings	595,243	14,889	2.50	600,821	15,003	2.50	594,831	29,656	4.99

	December 31,

	2003			2002			2001

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Collateralized debt	578,656	15,369	2.66	215,128	5,932	2.76	—	—	—
Other long-term debt	30,060	2,325	7.74	31,985	2,699	8.44	25,517	2,320	9.09
Trust preferred securities distribution	236,823	24,151	10.20	205,400	19,800	9.64	165,500	15,767	9.53

Total interest-bearing liabilities	$3,532,407	$99,099	2.81%	$2,919,640	$97,795	3.35%	$2,347,599	$121,083	5.16%

Noninterest-bearing liabilities:
Demand deposits	$1,042,403			$577,409			$419,512
Other liabilities	216,111			188,738			159,553
Shareholders’ equity	396,214			320,016			208,578

Total liabilities and shareholders’ equity	$5,187,135			$4,005,803			$3,135,242

Net interest income		$271,885			$213,647			$147,199

Net interest income to average interest-earning assets			5.82%			6.01%			5.35%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

      The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,

	2003 Over 2002			2002 Over 2001

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest Income
Loans and leases	$45,769	$(22,895)	$22,874	$91,084	$(824)	$90,260
Loans held for sale	47,134	1,880	49,014	(27,329)	(19,718)	(47,047)
Investment securities	2,018	(1,104)	914	421	(839)	(419)
Residual interests	(14,363)	850	(13,513)	(207)	2,342	2,135
Interest-bearing deposits with financial institutions	581	(342)	239	(1,152)	(465)	(1,616)
Federal funds sold	(15)	29	14	(77)	(76)	(153)

Total	81,124	(21,582)	59,542	62,740	(19,580)	43,160

	For the Year Ended December 31,

	2003 Over 2002			2002 Over 2001

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars in thousands)
Interest Expense
Money market checking	187	62	249	278	(711)	(433)
Money market savings	3,438	(2,606)	832	8,968	(12,098)	(3,130)
Regular savings	124	(461)	(337)	211	(623)	(412)
Time deposits	(1,389)	(11,352)	(12,741)	669	(15,672)	(15,003)
Short-term borrowings	(139)	25	(114)	299	(14,952)	(14,653)
Collateralized debt	10,024	(587)	9,437	—	5,932	5,932
Other long-term debt	(162)	(211)	(373)	588	(210)	378
Trust preferred securities distribution	3,029	1,322	4,351	3,801	232	4,033

Total	15,112	(13,808)	1,304	14,814	(38,102)	(23,288)

Net interest income	$66,012	$(7,774)	$58,238	$47,926	$18,522	$66,448

      The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses

      The consolidated provision for loan and lease losses for the year 2003 was $47.6 million, compared to $44.0 million and $17.5 million in 2002 and 2001, respectively. More information on this subject is contained in the section on credit risk.

Noninterest Income

      Noninterest income during the year 2003 totaled $329.3 million, compared to $235.0 million for 2002 and $257.3 million in 2001. The increase in 2003 versus 2002 was primarily a result of a $127 million or 53% increase in gain from sale of loans as a result of increased production and increased secondary market deliveries. In addition, we recorded impairment recovery on our mortgage servicing asset totaling $45 million, versus impairment expense in 2002 of $146 million. Offsetting this was $21 million in derivative losses during 2003, compared to $125 million of derivative gains during 2002. Accordingly, mortgage servicing asset impairment net of derivative gains/ losses was a recovery of $24 million in 2003 compared to a writedown of $21 million in 2002. Also offsetting the increased gain on sale and impairment recovery was amortization expense on our servicing asset that increased 118% to $136 million in 2003 compared to $62 million in 2002. These fluctuations in noninterest income primarily occurred at our mortgage banking line of business and relate to market conditions driven by a low interest rate environment throughout most of 2003 with an increase in rates late in the year. See “Mortgage Banking” section for further discussion.

Noninterest Expense

      Noninterest expenses for the year ended December 31, 2003 totaled $435.2 million, compared to $318.4 million and $312.8 million in 2002 and 2001, respectively. The increase in consolidated other expense in 2003 is primarily related to higher personnel costs, especially commissions, associated with our increased production at our mortgage banking line of business.

Consolidated Balance Sheet Analysis

      Total assets at December 31, 2003 were $5.0 billion, up 2% from December 31, 2002. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for 2003 were $5.2 billion up 29% from December 31,

2002, and up 65% from December 31, 2001. The growth in the consolidated average balance sheet reflects increases in portfolio loans and leases at the commercial banking, home equity lending and commercial finance lines of business. This growth stopped mid-year 2003 because mortgage loans held for sale at the mortgage banking line of business declined as mortgage production decreased.

Loans

      Our commercial loans and leases are originated throughout the United States. Equipment loans and leases are also originated in Canada by our commercial finance line of business. At December 31, 2003, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Commercial, financial and agricultural	$1,503,619	$1,347,962	$1,055,307	$677,066	$443,985
Real estate construction	306,669	314,851	287,228	220,485	121,803
Real estate mortgage	859,541	777,865	490,186	122,301	115,265
Consumer	27,370	27,857	38,489	56,785	48,936
Direct lease financing:
Domestic	364,413	291,711	232,527	116,867	3,890
Canadian	207,355	133,784	91,816	72,864	—
Unearned income:
Domestic	(78,875)	(59,287)	(44,183)	(21,570)	(455)
Canadian	(29,038)	(19,467)	(13,548)	(9,876)	—

Total	$3,161,054	$2,815,276	$2,137,822	$1,234,922	$733,424

      The following table shows our contractual maturity distribution of loans at December 31, 2003. Actual principal payments may differ depending on customer prepayments:

		After One
	Within	But Within	After
	One Year	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial, financial and agricultural	$494,904	$694,949	$313,766	$1,503,619
Real estate construction	236,662	67,197	2,810	306,669
Real estate mortgage	28,743	64,760	766,038	859,541
Consumer loans	10,170	14,253	2,947	27,370
Direct lease financing:
Domestic	15,945	151,455	118,138	285,538
Canadian	7,363	157,886	13,068	178,317

Total	$793,787	$1,150,500	$1,216,767	$3,161,054

Loans due after one year with:
Fixed interest rates				893,250
Variable interest rates				1,474,017

Total				$2,367,267

Loans Held For Sale

      Loans held for sale totaled $0.9 billion at December 31, 2003, a decrease from a balance of $1.3 billion at December 31, 2002. The decrease occurred primarily at our mortgage banking line of business where first mortgage loans held for sale declined from $1.2 billion at December 31, 2002 to $0.7 billion at December 31, 2003. This decline reflects slower refinance activity at the mortgage line of business as a result of increased interest rates in the last quarter of 2003. Included in loans held for sale at the mortgage line of business at December 31, 2003 were $116 million of loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non-contingent right to repurchase these loans which causes “repurchase accounting” under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The liability associated with these loans is reflected in “other liabilities” on our Consolidated Balance Sheet.

Investment Securities

      The following table shows the composition of our investment securities at the dates indicated:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
U.S. Treasury and government obligations	$20,994	$14,992	$3,076
Obligations of states and political subdivisions	3,960	4,210	4,425
Mortgage-backed securities	2,039	1,738	4,224
Other	65,532	47,008	27,071

Total	$92,525	$67,948	$38,796

      Included within the “other” category is $63 million, $46 million, and $26 million of FHLB and Federal Reserve Bank stock at December 31, 2003, 2002, and 2001, respectively, for which there is no readily determinable market value. The following table shows maturity distribution of our investment securities at December 31, 2003:

		After One
	Within	But Within	Five to	After
	One Year	Five Years	Ten Years	Ten Years	Total

	(Dollars in thousands)
U.S. Treasury and government obligations	$20,994	$—	$—	$—	$20,994
Obligations of states and political subdivisions	120	—	220	3,620	3,960
Mortgage-backed securities	1,338	85	412	204	2,039
Other	2,158	—	—	63,374	65,532

Total	$24,610	$85	$632	$67,198	$92,525

Weighted average yield:
Held-to-maturity	0.94%	5.95%	8.02%	8.55%
Available-for-sale	1.64%	1.44%	—	—

      Average yield represents the weighted average yield to maturity computed based on average historical cost balances. The yield information on available-for-sale securities does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Deposits

      Total deposits in 2003 averaged $3.1 billion compared to average deposits in 2002 of $2.4 billion, and average deposits in 2001 of $2.0 billion. Demand deposits in 2003 averaged $1.0 billion, an 81% increase over the 2002 average balance. Demand deposits in 2002 were up 38% on average, or $157.9 million, from 2001. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2003, these escrow accounts averaged $826.2 million compared to a 2002 average of $409.4 million, and a 2001 average of $294.8 million. The increase in average escrow balances in 2003 relates to the mortgage banking line of business’ servicing portfolio that increased from $16.8 billion at December 31, 2002 to $29.6 billion at December 31, 2003, and the heavy volume of mortgage refinances.

      Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2003, institutional broker-sourced deposits totaled $339.4 million compared to a balance of $337.4 million at December 31, 2002.

      The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, and brokered deposits and core deposits at the dates indicated:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Under 3 months	$284,095	$241,722	$335,420
3 to 6 months	60,786	116,119	151,924
6 to 12 months	98,746	63,742	260,184
After 12 months	252,743	280,287	138,059

Total CDs	$696,370	$701,870	$885,587

Brokered deposits	$339,417	$337,431	$577,297

Core Deposits	$1,752,461	$1,516,812	$1,135,870

Short-Term Borrowings

      Short-term borrowings during 2003 averaged $595.2 million compared to an average of $600.8 million in 2002, and $594.8 million in 2001. Short term borrowings declined to $429.8 million at December 31, 2003 compared to $993.1 million at December 31, 2002. The decrease in year-end balances relates primarily to a corresponding $559.9 million decrease in loans held for sale at the mortgage banking line of business during the same period.

      The following table shows the distribution of our short-term borrowings and the weighted average rates at the dates shown. Also provided are the maximum amount of borrowings and the average amounts of borrowings as well as weighted average interest rates.

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Lines of Credit and other Borrowings:
At December 31,	$1,057	1.99%	$221,302	2.36%	$75,483	2.95%
Weighted average during the year	19,214	1.99	133,382	2.95	130,901	5.30
Maximum month-end balance during the year	67,630		333,927		335,223

	2003		2002		2001

	Amount	Rate	Amount	Rate	Amount	Rate

	(Dollars in thousands)
Federal Home Loan Bank Borrowings:
At December 31,	$286,000	1.34%	$527,000	1.49%	$212,000	2.15%
Weighted average during the year	458,167	1.46	238,629	1.95	205,657	4.07
Maximum month-end balance during the year	977,000		692,000		409,000
Federal Funds:
At December 31,	$53,600	1.18%	$30,000	1.99%	$35,200	3.40%
Weighted average during the year	74,708	1.29	38,885	2.31	25,462	3.86
Maximum month-end balance during the year	290,000		56,000		46,400
Drafts Payable Related to Mortgage Loan Closings:
At December 31,	$72,686	n/a	$200,701	n/a	$154,157	n/a
Weighted average during the year	227,827	n/a	173,708	n/a	216,442	n/a
Maximum month-end balance during the year	509,501		258,911		497,655
Commercial Paper:
At December 31,	$16,415	1.28%	$14,121	1.59%	$11,123	2.59%
Weighted average during the year	15,960	1.37	16,217	2.00	17,609	4.65
Maximum month-end balance during the year	19,720		18,972		27,965

Other Long-Term Debt and Collateralized Borrowings

      Other long-term debt totaled $270.2 million at December 31, 2003 compared to $30.1 million at December 31, 2002. This increase is a result of an accounting change related to FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46). We have obligations represented by subordinated debentures at December 31, 2003 totaling $240.1 million and trust preferred securities totaling $233.0 million at December 31, 2002. The trust preferred securities were issued by our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures are the sole assets of the trusts at December 31, 2003. In accordance with FIN 46, we are deconsolidating the wholly-owned trusts that issued the trust preferred securities. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.

      Collateralized borrowings totaled $590.1 million at December 31, 2003 compared to $391.4 million at December 31, 2002 relating to increased securitization activities at the home equity lending and commercial finance lines of business. The securitization structures utilized in 2003 result in loans remaining as assets and collateralized debt being recorded on the balance sheet. This securitization debt represents match-term funding.

Capital

      Shareholders’ equity averaged $396.2 million during 2003, up 24% compared to 2002, and up 90% from 2001. Shareholders’ equity balance of $432.3 million at December 31, 2003 represented $15.36 per common share, compared to $12.98 per common share at December 31, 2002, and compared to $10.81 per common share at year-end 2001. We paid an aggregate of $7.8 million in dividends during 2003, compared to $7.5 million during 2002 and $5.5 million during 2001.

      The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Tier 1 capital	$556,793	$462,064	$295,021
Tier 2 capital	183,738	196,092	173,316

Total risk-based capital	$740,531	$658,156	$468,337

Risk-weighted assets	$4,917,622	$4,996,891	$4,329,973
Risk-based ratios:
Tier 1 capital	11.4%	9.3%	6.8%
Total capital	15.1	13.2	10.8
Tier 1 leverage ratio	11.2	9.7	9.4
Ending shareholders’ equity to assets	8.7	7.4	6.7
Average shareholders’ equity to assets	7.6	8.0	6.7

      At December 31, 2003, our total risk-adjusted capital ratio was 15.1% exceeding the 10.0% required to be considered “well-capitalized” by the regulators and our internal minimum target of 11.0%. At December 31, 2002, our total risk-adjusted capital ratio was 13.2%. We were below the 11.0% target at year-end 2001, just prior to our issuance of common stock in early 2002. Our ending equity to assets ratio at December 31, 2003 was 8.7% compared to 7.4% at December 31, 2002. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2003 was 7.6% compared to 8.0% for the year 2002. Our Tier 1 capital totaled $556.8 million as of December 31, 2003, or 11.4% of risk-weighted assets. The increased equity and capital ratios are reflective of our February 2002 public offering that raised $82.0 million, net of expenses, on the sale of 6,210,000 shares of common stock as well as earnings retention over the past two years.

      We have issued $233.0 million in trust preferred securities through five IFC Capital Trusts and one IFC Statutory Trust as of December 31, 2003. All securities are callable at par after five years. During 2003, 3,300 shares of IFC Capital Trust III were converted to 4,159 common shares. In November 2003, $50 million of trust preferred securities were issued through IFC Statutory Trust. In December 2003, we called IFC Capital Trust I utilizing the proceeds from the November trust preferred issuance. These funds are all Tier 1 qualifying capital under current regulatory guidance (although regulatory treatment for these securities could change — see discussion of FIN 46 in footnote 1). The sole assets of these trusts are our subordinated debentures. As of December 31, 2003, we no longer consolidated these trusts in our consolidated financial statements. See the discussion in the “Other Long Term Debt and Collateralized Borrowings” section above. Highlights about these trusts are listed below:

			Coupon Rate
			at
	Origination	$ Amount in	December 31,	Maturity	Cumulative
Name	Date	Thousands	2003	Date	Dividend	Other

IFC Capital Trust II	Nov 2000	51,750	10.50	Sep 2030	quarterly
IFC Capital Trust III	Nov 2000	51,707	8.75	Sep 2030	quarterly	Initial conversion ratio of 1.261 shares of common stock to 1 convertible security
IFC Capital Trust IV	Jul 2001	15,000	10.25	Jul 2031	semiannual
IFC Capital Trust V	Nov 2001	30,000	9.95	Nov 2031	semiannual
IFC Capital Trust VI	Oct 2002	34,500	8.70	Sep 2032	quarterly
IFC Statutory Trust VII	Nov 2003	50,000	4.08	Nov 2033	quarterly	Variable rate, LIBOR + 290 basis points

		$232,957

      In July 1999, we raised $30 million of 7.58%, 15-year subordinated debt that is callable in 2009 at par. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

      In connection with our stock option plans, we repurchased 171 thousand common shares in 2003 with a market value of $4.2 million. In 2002, we repurchased 59 thousand shares with a market value of $1.2 million.

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

Cash Flow Analysis

      Our cash and cash equivalents decreased $17.0 million in 2003 compared to a decrease of $0.5 million during 2002 and an increase of $74.7 million in 2001. Cash flows from operating activities provided $596.9 million in cash and cash equivalents in 2003 compared to 2002 and 2001 when our operations used $646.9 million and $271.6 million, respectively, in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan sales exceed production such as we had in 2003, operating cash flows will increase. In 2003, our loans held for sale decreased $431.0 million, thus increasing the cash provided by operating activities.

Earnings Outlook

      We have not provided quantitative earnings guidance for 2004. As discussed before, our strategy is to balance the impact of changes in interest rates and economic conditions in our mortgage banking production with investments in mortgage servicing and in our credit retained lines of business. These investments will typically respond in an opposite and complementary manner. We expect a higher proportion of 2004 earnings to come from our commercial banking, home equity lending and commercial finance lines of business. We expect these earnings to be more in line with the long-term growth and segment contribution trends we have seen at Irwin Financial, rather than the disproportionate contribution we had from mortgage banking during 2002 and 2003. We believe our credit quality is improving and that our expenses for credit reserves will decline in 2004, allowing us to increase earnings. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Our transition off securitization gain-on-sale accounting in our home equity line of business has now had a two-year history at the end of 2003. We assume that the completion of this transition, coupled with the projected growth of our other lines of business, will enable us over time to meet or exceed our long-term targets of double digit growth in earnings per share and 15% return on equity, measured over several years.

      A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to market activities, particularly movements in the bond market (e.g., the valuation of our mortgage servicing portfolio). We attempt to manage the impact of short-term movements in interest rates on the valuation of our mortgage servicing rights through a combination of financial derivatives and the changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until the following quarter — can be low. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events, which may cause actual results to differ materially from our expectations. For example, if the pace of economic recovery in the U.S. is slower in 2004 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates.

Summary of Quarterly Financial Data

	2003

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Summary Income Statement Information
Interest income	$84,372	$98,880	$98,851	$88,882
Interest expense	(24,472)	(23,247)	(26,890)	(24,490)
Provision for loan and lease losses	(9,928)	(14,778)	(13,634)	(9,243)
Noninterest income	80,407	105,024	74,269	69,599
Noninterest expense	(103,603)	(114,767)	(111,230)	(105,600)
Income taxes	(10,080)	(19,994)	(8,139)	(7,372)

Net Income	$16,696	$31,118	$13,227	$11,776

Earnings per share:
Basic(1)	$0.60	$1.11	$0.47	$0.42
Diluted(1)	0.56	1.03	0.45	0.41

	2002

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Summary Income Statement Information
Interest income	$89,274	$83,613	$71,019	$67,537
Interest expense	(25,001)	(26,211)	(23,381)	(23,202)
Provision for loan and lease losses	(8,587)	(15,577)	(9,500)	(10,332)
Noninterest income	87,409	49,171	47,063	51,353
Noninterest expense	(98,606)	(77,788)	(72,140)	(69,882)
Income taxes	(17,286)	(5,015)	(5,075)	(6,023)

Net income before cumulative effect of change in Accounting principle	27,203	8,193	7,986	9,451
Cumulative effect of change in accounting Principle	—	—	—	495

Net Income	$27,203	$8,193	$7,986	$9,946

Earnings per share:
Basic(1)	$0.98	$0.30	$0.29	$0.41 (2)
Diluted(1)	0.92	0.29	0.28	0.39 (2)

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding.

(2)	Earnings per share of common stock before cumulative effect of change in accounting principle for the three- month period ended March 31, 2002 was $0.39 basic and $0.37 diluted.

Earnings by Line of Business

      Irwin Financial Corporation is composed of five principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

      The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$78,100	$44,543	$38,100
Commercial Banking	22,477	16,085	8,918
Home Equity Lending	(19,890)	1,005	16,248
Commercial Finance	1,793	(58)	(2,878)
Venture Capital	(1,708)	(2,483)	(6,506)
Other (including consolidating entries)	(7,955)	(5,764)	(8,366)

	$72,817	$53,328	$45,516

Mortgage Banking

      The following table shows selected financial information for our mortgage banking line of business:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$72,311	$41,545	$30,261	$15,401	$21,745
(Provision for) recovery of loan losses	(664)	(354)	31	357	(1,998)
Noninterest income	326,000	207,177	185,251	118,293	149,590

Total net revenue	397,647	248,368	215,543	134,051	169,337
Operating expense	267,880	175,277	153,706	112,506	133,485

Income before taxes	129,767	73,091	61,837	21,545	35,852
Income taxes	51,667	28,548	23,912	8,539	12,789

Net income before cumulative effect of change in accounting principle	78,100	44,543	37,925	13,006	23,063
Cumulative effect of change in accounting Principle	—	—	175	—	—

Net income	$78,100	$44,543	$38,100	$13,006	$23,063

Selected Balance Sheet Data at End of Period:
Total assets	$1,258,641	$1,631,406	$926,946	$522,349	$549,966
Mortgage loans held for sale	679,360	1,239,309	502,086	249,580	277,614
Mortgage servicing assets	348,174	146,398	211,201	121,555	132,648
Deposits	567,047	581,425	360,523	158,416	149,419
Short-term debt	214,877	809,921	385,640	215,826	217,691
Shareholder’s equity	122,671	100,069	63,150	47,828	98,556
Selected Operating Data:
Mortgage loan originations	$22,669,246	$11,411,875	$9,225,991	$4,091,573	$5,876,750
Servicing portfolio:
Balance at end of period	29,640,122	16,792,669	12,875,532	9,196,513	10,448,112
Weighted average coupon rate	5.83%	6.59%	7.23%	7.76%	7.51%
Weighted average servicing fee	0.33	0.37	0.45	0.43	0.44
Servicing sold as a % of originations	6.2	31.1	29.9	108.0	85.4

Overview

      In our mortgage banking line of business, we originate, purchase, sell and service primarily conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our first mortgage originations either are insured by an agency of the federal government, such as the FHA or the VA, or, in the case of conventional mortgages, meet requirements for sale to FNMA, the FHLMC or the FHLB, we are able to remove substantially all of the credit risk of these loans from our balance sheet. We securitize and sell mortgage loans to institutional and private investors and usually retain the servicing rights. Loan origination demand and servicing values react in opposite directions to interest rate change as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

      Our mortgage banking line of business is currently our largest contributor to net revenue, comprising 72% of our total net revenues in 2003, compared to 61% in 2002 and 56% in 2001. Our mortgage banking line of business contributed 107% of our net income for 2003, compared to 84% in both 2002 and 2001, respectively.

      Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. The retail channel originates loans through branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. Our correspondent lending division, launched in the fourth quarter of 2002, purchases closed mortgage loans primarily from small mortgage banks and retail banks. This division accounted for 28% of originations in 2003, compared to only 1% in 2002. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally sponsored mortgage conduits, and institutional and private investors.

      As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles, causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including revenue recognition, cash flow, capital management, and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales).

Strategy

      Our mortgage banking line of business focuses primarily on first-time homeowners, who we believe will increase in number in coming years due to certain national demographic trends that are favorable to housing formation in our target markets. The mortgage banking business is cyclical, following changes in interest rates. In our mortgage banking line of business we do not try to anticipate the timing of changes in interest rates, but instead we have developed a strategy intended to maintain profitability across interest rate cycles. Our strategy has three components:

•	We manage our loan production activities through the expansion or contraction of existing channels in geographic markets and demographic groups that support our strategy, and serving intermediaries (such as some brokers, correspondents and credit unions) that value our mortgage bank’s service-oriented approach to lending.

•	We are continuing our process improvement initiative to increase profit margins across the interest rate cycle by reducing fixed costs associated with processing and securitizing mortgage loans. This initiative includes redesigning our work flow so that we process, underwrite, and close loans in more centralized and automated environments.

•	We are more likely to retain servicing rights in periods of low interest rates and more likely to sell these servicing rights during periods of high interest rates. This strategy gives us the flexibility to invest in servicing rights during periods of relatively high production when servicing values tend to be low and sell the servicing during periods of lower production when servicing values tend to be high.

Net Income

      Net income from mortgage banking for the year ended December 31, 2003 was $78.1 million, compared to $44.5 million during 2002, an increase of 75% and an increase of 105% over 2001 results of $38.1 million. These increases primarily relate to increased production as a result of a declining interest rate environment, as well as net improvement of the servicing portfolio.

      The following table shows the composition of our originations by loan categories for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Total originations	$22,669,246	$11,411,875	$9,225,991
Percent retail loans	26.3%	34.2%	35.7%
Percent wholesale loans	42.4	59.1	59.7
Percent brokered(1)	3.6	5.5	4.6
Percent correspondent	27.7	1.2	—
Percent refinances	67.0	61.1	54.1

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

      Mortgage loan originations for the year ended December 31, 2003 totaled $22.7 billion, up 99% from the same period in 2002 as a result of the declining interest rate environment. Refinanced loans accounted for 67% of loan production for 2003 compared to 61% in 2002 and 54% in 2001. As a result of declining interest rates during most of 2002, our mortgage banking line of business experienced an increase in loan originations in 2002 compared to 2001. Loan originations in 2002 were $11.4 billion, up 24% from 2001.

Net Revenue

      Mortgage banking net revenue for the year ended December 31, 2003 totaled $397.6 million, compared to $248.4 million for the year ended December 31, 2002, and $215.5 million in 2001. The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net interest income	$72,311	$41,545	$30,261
(Provision for) recovery of loan losses	(664)	(354)	31
Gain on sales of loans	327,864	200,204	161,089
Servicing fees	83,124	58,316	52,837
Amortization expense	(118,920)	(55,097)	(34,660)
Recovery (impairment) of servicing assets	45,456	(143,376)	(11,321)
(Loss) gain on derivatives	(21,307)	125,586	3,846
(Loss) gain on sales of servicing assets	(305)	14,842	8,394
Other income	10,088	6,702	5,066

Total net revenue	$397,647	$248,368	$215,543

      Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the year 2003 totaled $72.3 million, compared to $41.5 million in 2002, and $30.3 million in 2001. The increases in net interest income in 2003 and 2002 are a result of increased production related to the favorable interest rate environment. In addition, the relative contribution of net interest income to total revenues has increased as a result of the development of our correspondent channel where the bulk of net revenues comes from the warehousing process and where production fees are of lesser importance to profitability as compared to the retail and wholesale channels.

      Gain on sale of loans includes the valuation of newly created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are fair value adjustments to forward contracts and interest rate lock commitments. Gain on sale of loans for the year ended 2003 totaled $327.9 million, compared to $200.2 million in 2002, an increase of 64%. Gain on sale of loans for the year ended December 31, 2001 totaled $161.1 million. The increases in 2002 and 2003 are a result of increased originations and secondary market activity during these years as a result of the favorable interest rate environment.

      Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $83.1 million for the year of 2003, an increase of 43% from 2002 and an increase of 57% from 2001, primarily reflecting the growth in the servicing portfolio over the last two years.

      Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $118.9 million for the year ended December 31, 2003, compared to $55.1 million during 2002 and $34.7 million during 2001. This increase relates to the increase in the underlying servicing portfolio, the shortening of estimated lives due to decreases in interest rates, and an enhancement we made to our mortgage asset amortization methodology commencing at the beginning of 2003. The methodology enhancement better aligns the amortization with prepayment speeds.

      Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. Impairment recovery totaled $45.5 million during 2003, compared to impairment expense of $143.4 million during 2002 and $11.3 million in 2001. The impairment reversal recorded in 2003 was somewhat offset by derivative losses of $21.3 million during the same period. Net derivative gains of $125.6 million were recorded during 2002. At December 31, 2003, the mortgage line of business held $8 billion notional amount of Eurodollar future contracts and $10 billion notional amount in interest rate swaptions to manage the risk of our servicing assets. Notional amounts do not represent the amount of risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as derivative gains (losses), while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. See our discussion of “Derivative Financial Instruments” in our Risk Management section for additional information on our risk management activities.

      In the fourth quarter of 2003, we recorded an other-than-temporary impairment adjustment of $38 million to reflect our view that the originally recorded value of certain servicing rights, net of amortization, and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

      Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 6% of loan originations in 2003, compared to 31% in 2002, and 30% in 2001. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $0.6 billion of servicing in 2003, generating a $0.3 million pre-tax loss. This compares to servicing sales of $2.9 billion in 2002, producing a $14.8 million pre-tax gain. In 2001, servicing sales totaled $2.3 billion producing an $8.4 million pre-tax gain. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production.

Operating Expenses

      The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$82,120	$62,010	$52,266
Incentive and commission pay	79,956	47,137	44,634
Other expenses	105,804	66,130	56,806

Total operating expenses	$267,880	$175,277	$153,706

Number of employees at period end(1)	2,175	1,858	1,533

(1)	On a full time equivalent basis.

      Operating expenses for the year ended December 31, 2003 totaled $267.9 million, a 53% increase over the year 2002, and a 74% increase over 2001. Salaries and employee benefits including incentive and commission pay increased 48% in 2003 over 2002 and 67% over 2001. These fluctuations reflect a significant increase in mortgage production activities since 2001.

Mortgage Servicing

      The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Portfolio in billions)
Beginning servicing portfolio	$16.8	$12.9	$9.2
Mortgage loan closings	21.9	10.8	8.8
Sales	(0.6)	(2.9)	(2.3)
Run-off(1)	(8.5)	(4.0)	(2.8)

Ending servicing portfolio	$29.6	$16.8	$12.9

Number of loans (end of period)	229,983	137,738	123,291
Average loan size	$128,880	$121,917	$104,432
Weighted average coupon	5.83%	6.59%	7.23%
Percent GNMA and state housing programs	26%	37%	60%
Percent conventional and other	74	63	40
Delinquency ratio	4.6	5.3	7.8
Mortgage servicing assets to related servicing portfolio (2)	1.19	0.88	1.79

(1)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(2)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

      Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $29.6 billion at December 31, 2003, a 76% increase from the December 31, 2002 balance of $16.8 billion, and up 130% from the same date in 2001. These increases since 2001 reflect the strong mortgage production we have experienced along with greater retention of servicing on loans sold over the past two years. We believe that the relative growth of the conventional portion of the portfolio is the result of heavy refinance activity since 2001 as conventional loans have made up a higher than normal portion of our originations. We believe that over time our production strategy will favor a servicing portfolio with a heavier weighting in GNMA and state housing programs than we had at the end of 2003.

      We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing assets are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a strata-by-strata basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations and through the use of industry surveys. At December 31, 2003, we estimated the fair value of these assets to be $358.9 million in the aggregate, or $10.7 million greater than the carrying value on the balance sheet. At December 31, 2002, we estimated the fair value of these assets to be $150.8 million in the aggregate, or $4.4 million greater than the carrying value on the balance sheet.

Commercial Banking

      The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$112,679	$110,107	$104,514	$82,680	$54,452
Interest expense	33,663	40,253	53,515	44,268	23,525

Net interest income	79,016	69,854	50,999	38,412	30,927
Provision for loan and lease losses	5,913	9,812	7,900	2,933	1,813
Noninterest income	21,070	16,081	14,981	12,006	11,797
Operating expense	56,699	50,029	43,482	35,805	29,080

Income before taxes	37,474	26,094	14,598	11,680	11,831
Income taxes	14,997	10,009	5,680	4,590	4,486

Net income	$22,477	$16,085	$8,918	$7,090	$7,345

Selected Balance Sheet Data at End of Period:
Total assets	$2,203,965	$1,969,956	$1,648,294	$1,167,559	$789,560
Loans	1,988,633	1,823,304	1,514,957	1,067,980	720,493
Allowance for loan and lease losses	22,055	20,725	14,644	9,228	7,375
Deposits	1,964,274	1,733,864	1,456,376	998,855	710,899
Shareholders’ equity	162,050	154,423	129,179	68,539	63,678
Daily Averages:
Assets	$2,119,944	$1,802,896	$1,402,589	$956,744	$682,632
Loans	1,914,608	1,693,426	1,276,003	879,875	600,877
Allowance for loan and lease losses	21,895	17,823	11,038	8,133	7,317
Deposits	1,894,406	1,583,926	1,253,725	851,386	619,308
Shareholders’ equity	147,886	140,249	85,312	57,214	52,867
Shareholders’ equity to assets	6.98%	7.78%	6.08%	5.98%	7.74%

Overview

      Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Strategy

      Our strategy is to provide superior service to our existing small business customers and to expand those services into selected new markets. We target metropolitan markets with strong economies where we believe recent bank consolidation has negatively impacted customers. We believe this consolidation has led to disenchantment with the delivery of financial services to the small business community among both the owners of those small businesses and the senior banking officers who had been providing services to them. In markets that management identifies as attractive opportunities, the bank seeks to hire senior commercial loan officers and cash management personnel who have strong local ties and who can focus on providing personalized services to small businesses in that market. We did not open operations in new markets in the 2001 to 2003 period, concentrating instead on growing our presence in the markets we had entered a few years earlier. Having integrated into our operations the new markets we opened in the late 1990s, we are once again looking at market expansion opportunities. Our strategy is to expand only in markets that satisfy the following criteria:

•	the market is a metropolitan area with attractive business demographics and diversification displaying evidence of sustainable growth;

•	recent banking merger and acquisition activity has occurred in the market where management believes that the acquiror is viewed by customers as an outsider and/or not responsive to local small business needs; and

•	we are able to attract experienced, senior banking staff to manage the new market.

      We expect consolidation to continue in the banking and financial services industry and plan to capitalize on the opportunities brought about in this environment by continuing the bank’s growth strategy for small business banking in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced staff with a strong presence in cities affected by the industry-wide consolidations. In addition to its market expansion, our commercial bank continues to develop its banking, insurance, and investment products to provide a full range of financial services to its small business customers.

      On average, we anticipate our de novo banking offices will break even approximately 18 months after they are opened, and we estimate that a banking office will achieve targeted levels of profitability in approximately five years in an average market. Some markets will experience growth and profitability at greater or lesser rates than we currently expect because of many factors, including execution of our strategy, accuracy in assessing market potential, and success in recruiting senior lenders, cash management officers, and other staff. Over time, we may choose to leave certain markets if these factors limit profitability. Our expansion into new markets is subject to regulatory approval.

      The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,

	2003		2002		2001

	Loans	Percent	Loans	Percent	Loans	Percent
	Outstanding	of Total	Outstanding	of Total	Outstanding	of Total

	(Dollars in thousands)
Southern Indiana	$574,286	28.9%	$553,592	30.4%	$566,601	37.4%
Indianapolis MSA	326,357	16.4	267,508	14.7	232,576	15.4
Markets entered since 1999(1)	1,087,990	54.7	1,002,204	54.9	715,780	47.2

Total	$1,988,633	100.0%	$1,823,304	100.0%	$1,514,957	100.0%

	Core	Percent	Core	Percent	Core	Percent
	Deposits	of Total	Deposits	of Total	Deposits	of Total

Southern Indiana	$1,001,613	57.1%	$918,528	60.5%	$795,117	70.0%
Indianapolis MSA	92,920	5.3	140,712	9.3	67,003	5.9
Markets entered since 1999(1)	658,225	37.6	457,572	30.2	273,750	24.1

Total	$1,752,758	100.0%	$1,516,812	100.0%	$1,135,870	100.0%

(1)	Includes offices in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan; Clayton, Missouri (near St. Louis); Louisville, Kentucky; Salt Lake City, Utah; Las Vegas and Carson City, Nevada; and Phoenix, Arizona.

Net Income

      Commercial banking net income increased to $22.5 million during 2003 up 39.7%, compared to $16.1 million in 2002, and up 152.0% compared to 2001 net income of $8.9 million.

Net Interest Income

      The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net interest income	$79,016	$69,854	$50,999
Average interest earning assets	2,046,658	1,745,816	1,347,327
Net interest margin	3.86%	4.00%	3.79%

      Net interest income was $79.0 million, an increase of 13% over 2002, and an increase of 55% from 2001. The improvement in net interest income resulted from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2003 was 3.86%, compared to 4.00% in 2002, and 3.79% in 2001. The reduction in 2003 margin is due primarily to the fact that the commercial bank has been negatively impacted by repricing a significant portion of its commercial loan portfolio, which is tied to the prime rate, in advance of corresponding declines in its funding base, which is more closely tied to market-driven rate indices such as the London InterBank Offering Rate (LIBOR), as well as slower than anticipated loan growth which led to greater than planned excess liquidity in 2003.

Provision for Loan and Lease Losses

      Provision for loan and lease losses declined to $5.9 million in 2003, compared to provisions of $9.8 million and $7.9 million in 2002 and 2001, respectively. The declining provision relates to a combination of improving economic conditions, significantly lower loan growth, improved overall loan quality, successful workouts of several nonperforming loans in 2003, and a lower level of potential loss exposure. See further discussion in “Credit Quality” section later in this document.

Noninterest Income

      The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Trust fees	$1,817	$1,933	$2,212
Service charges on deposit accounts	5,095	4,775	3,565
Insurance commissions, fees and premiums	2,009	1,705	1,776
Gain from sales of loans	7,814	5,167	2,728
Loan servicing fees	1,237	945	708
Amortization of servicing assets	(2,705)	(1,609)	(936)
Recovery (impairment) of servicing assets	744	(1,574)	—
Brokerage fees	1,264	1,236	1,554
Other	3,795	3,503	3,374

Total noninterest income	$21,070	$16,081	$14,981

Total noninterest income to total net revenues	22%	21%	26%

      Noninterest income during 2003 increased 31% over 2002 and 41% over 2001. This increase was due primarily to higher gains from sales of loans related to increased mortgage production and increased fee income on deposit accounts related to new fee structures put into place in mid-2001. These increases were partially offset by increased amortization charges recorded against mortgage servicing assets in this line of business. The commercial banking line of business has a first mortgage servicing portfolio that has increased to $448 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at December 31, 2003, to be $3.5 million.

Operating Expenses

      The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$34,853	$29,896	$25,411
Other expenses	21,846	20,133	18,071

Total operating expenses	$56,699	$50,029	$43,482

Efficiency ratio	56.7%	58.2%	65.9%
Number of employees at period end(1)	493	454	470

(1)	On a full time equivalent basis

      Operating expenses during 2003 totaled $56.7 million, an increase of 13% over 2002, and an increase of 30% from 2001. Net revenues increased 24% in 2003 compared to 2002 and increased 62% over 2001. Operating expenses have increased at a slower rate than net revenues due to improved operating efficiency.

Balance Sheet

      Total assets for the year ended December 31, 2003 averaged $2.1 billion compared to $1.8 billion in 2002, and $1.4 billion in 2001. Average earning assets for the year ended December 31, 2003 were $2.0 billion compared to $1.7 billion in 2002, and $1.3 billion in 2001. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. Average core deposits for the year totaled $1.7 billion, an increase of 12% over average core deposits in 2002 of $1.5 billion, and an increase of 59% from 2001.

Credit Quality

      The increase in nonperforming loans reflects cash flow difficulties of our borrowers which jeopardizes their ability to make payments on all principal and interest amounts owed. Four large relationships comprise $16.4 million or 64% of nonperforming loans that are well-collateralized and represent minimal potential loss exposure. Despite the increase in nonperforming loans, we believe overall loan loss exposure declined in 2003. The decline in the allowance for loan losses as a percent of total loans reflects our belief that overall loss experience has declined due to improving economic conditions, significantly lower loan growth, improved overall loan quality and successful workouts of several nonperforming loans in 2003. The allowance levels in 2002 reflected management’s assessment of increasing potential loss exposure in the loan portfolio during a period of economic uncertainty. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Nonperforming loans	$25,614	$14,970	$7,077
Other real estate owned	995	96	100

Total nonperforming assets	$26,609	$15,066	$7,177

Nonperforming assets to total assets	1.21%	0.76%	0.44%
Allowance for loan losses	$22,055	$20,725	$14,644
Allowance for loan losses to total loans	1.11%	1.14%	0.97%
For the Period Ended:
Provision for loan losses	$5,913	$9,812	$7,900
Net charge-offs	$4,583	$3,731	$2,484
Net charge-offs to average loans	0.24%	0.22%	0.19%

Home Equity Lending

      The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$106,545	$94,068	$61,803	$35,864	$18,852
Provision for loan losses	(29,575)	(25,596)	(2,320)	(461)	—
Noninterest income	(19,525)	11,791	64,786	68,044	31,714

Total net revenues	57,445	80,263	124,269	103,447	50,566
Operating expenses	90,538	78,588	97,189	72,623	35,557

Income before taxes	(33,093)	1,675	27,080	30,824	15,009
Income taxes	(13,203)	670	10,832	12,330	2,403

Net income (loss)	$(19,890)	$1,005	$16,248	$18,494	$12,606

Selected Balance Sheet Data:
Total assets	$1,070,634	$939,494	$602,226	$550,526	$339,640
Home equity loans	692,637 (1)	626,355 (1)	346,192	4,510	1,904
Allowance for loan losses	29,251	21,689	2,220	500	—
Home equity loans held for sale	202,627	75,540	—	330,208	231,382
Residual assets	70,519 (2)	157,065 (2)	199,071	152,614	57,833
Short-term debt	368,640	201,328	138,527	163,732	260,184
Collateralized borrowings	460,535	391,425	—	—	—
Shareholders’ equity	128,555	155,831	135,493	99,586	58,733
Selected Operating Data:
Loan volume:
Lines of credit	324,094	443,323	317,579	629,906	93,185
Loans	809,222	623,903	831,830	596,049	346,322
Total managed portfolio balance at end of period	1,513,289	1,830,339	2,064,542	1,625,719	777,934
Delinquency ratio	5.9%	6.0%	5.1%	4.4%	2.1%
Total managed portfolio including credit risk sold at end of period	$2,568,356	$2,502,685	$2,317,975	$1,825,527	$842,403
Weighted average coupon rate:
Lines of credit	9.71%	10.79%	11.11%	14.04%	12.72%
Loans	12.07	13.50	13.38	13.09	12.33
Gain on sale of loans to loans sold	3.81	4.70	8.47	6.06	5.57
Net home equity charge-offs to average managed portfolio	4.40	2.90	1.82	0.57	0.36

(1)	Includes $478.7 and $392.4 million of collateralized loans at December 31, 2003 and 2002, respectively, as part of securitized financings.

(2)	Includes $12.4 million and $82.5 million of residual assets at December 31, 2003 and 2002, respectively, that would be considered credit-enhancing interest-only strips (CEIOS) under federal banking regulations.

Overview

      Our home equity lending line of business originates, purchases, securitizes, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products (generally using second mortgage liens) through a combination of direct mail, brokers, the Internet and correspondent channels. We target creditworthy homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers’ previous use of credit.

Strategy

      We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, everything being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the year ended December 31, 2003, HLTV home equity loans made up 53% of our loan originations and 64% of our managed portfolio. In an effort to reduce portfolio concentration risk and to comply with existing banking regulations, we have in place policies governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. In accordance with regulatory guidance set forth in Supervision and Regulation Letter 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment reflects a risk-weighting of 200 percent for certain HLTV assets (approximately $235 million at December 31, 2003) that are described in the guidance as “subprime.”

      For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 83%, or $1.3 billion, of our home equity managed portfolio at December 31, 2003, has early repayment provisions.

      Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In addition to loan sales, from time to time we have sold loans and will continue to consider the sale of certain assets such as residual assets and mortgage servicing rights. We balance a desire to build our loan portfolio with cash flow and profit targets, as well as a desire to manage our capital accounts. Our long-term targets for whole loan sales are in the 50-75% range. We generally retain the servicing rights for the loans we sell. To address new regulatory capital rules, in 2002 we began using securitizations accounted for as on-balance sheet financing as well as whole loan sales, while eliminating our use of securitization structures requiring gain-on-sale accounting and the creation of residual interests.

      We responded to economic weakness and rising consumer delinquencies and defaults by implementing a new origination and underwriting strategy in late 2002. Our objective was to increase focus on customers whose credit history would suggest lower risk of default on loans we extended. It is our expectation that over time, our loss rates on this new production will be lower than that for our production up to that point and our overall risk-adjusted profitability will improve. The table below illustrates the impact of these underwriting changes by comparing operations in 2003 versus 2002.

	For the Year Ended

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Total Originations	$1,133,316	$1,067,227
Weighted Average Coupon	9.71%	12.18%
• Loans up to 100% CLTV	9.25	11.09
• Lines of credit up to 100% CLTV	7.25	8.79
• Loans up to 125% CLTV	11.41	14.46
• Lines of credit up to 125% CLTV	10.86	12.66
• First mortgage loans up to 100% LTV	7.30	8.05
Weighted Average FICO score	682	668
• Loans up to 100% CLTV	679	660
• Lines of credit up to 100% CLTV	676	665
• Loans up to 125% CLTV	682	672
• Lines of credit up to 125% CLTV	695	668
• First mortgage loans up to 100% LTV	687	673
Weighted Average Disposable Income (in dollars)(1)	$4,855	$4,367
• Loans up to 100% CLTV	4,645	4,717
• Lines of credit up to 100% CLTV	6,483	6,038
• Loans up to 125% CLTV	4,275	3,603
• Lines of credit up to 125% CLTV	4,458	3,799
• First mortgage loans up to 100% LTV	4,784	4,636

(1)	We define Disposable Income as gross monthly income (from all sources) minus all monthly debt payments.

      We believe that our decisions to move away from securitization gain-on-sale accounting, to expand whole loan sale opportunities, and to work toward transforming the higher risk, more volatile segments of our business into lower risk segments will result in a more stable and robust business with increased growth opportunities.

Portfolio Mix

      Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans using unsecured debt criteria, while adjusting for relative riskiness by LTV level. We believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2003 and December 31, 2002:

	December 31,	December 31,
State	2003	2002

California	16.2%	20.1%
Florida	7.5	7.4
Arizona	6.0	4.9
Ohio	5.7	5.3
Maryland	5.7	5.2
All other states	58.9	57.1

Total	100.0%	100.0%

Total managed portfolio(1) (in thousands)	$1,513,289	$1,830,339

      The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2003:

			Weighted
			Average
	Amount	% of Total	Coupon

	(Dollars in thousands)
Home equity loans< = 100% CLTV	$172,774	11.42%	10.74%
Home equity lines of credit< = 100% CLTV	341,414	22.56	8.53

Total< = 100% CLTV	514,188	33.98	9.27
Home equity loans> 100% CLTV	586,490	38.75	13.72
Home equity lines of credit> 100% CLTV	354,819	23.45	11.50

Total> 100% CLTV	941,309	62.20	12.88
First mortgages	26,580	1.76	8.38
Other (including discontinued products)	31,212	2.06	13.95

Total managed portfolio(1)	$1,513,289	100%	11.60%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.5 billion) that we service and on which we carry credit risk. At December 31, 2003, we also serviced another $1.1 billion of loans for which the credit risk is held by others.

      At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of residuals based on projected cash flows to immediate 10% and 25% adverse changes in those assumptions are as follows:

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Balance sheet carrying value of residual interests — fair value	$70,519	$157,065
Weighted-average life (in years)	1.21	1.91
Prepayment speed assumptions (annual rate assuming base case credit losses)	37.82%	32.37%
Impact on fair value of 10% adverse change	$(688)
Impact on fair value of 25% adverse change	(2,044)
Expected credit losses (annual rate over expected weighted average life)	8.14%	3.57%
Impact on fair value of 10% adverse change	$(4,905)
Impact on fair value of 25% adverse change	(12,129)
Residual cash flows discount rate (average annual rate)	18.82%	18.69%
Impact on fair value of 10% adverse change	$(1,356)
Impact on fair value of 25% adverse change	(3,304)

      These sensitivities should be used with caution. As the figures indicate, changes in fair value of residuals based on a variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value are not linear. Also in the above table, the effect of a variation in a particular assumption on the fair value of the residual interest is calculated without changing any other assumption; in reality, changes in one factor normally result in changes in another (for example, increases in market interest rates may result in lower prepayments but increased credit losses), which might magnify or counteract the sensitivities.

Securitizations

      Until 2002, our home equity loans were sold to limited purpose, bankruptcy-remote wholly-owned subsidiaries. In turn, these subsidiaries established separate trusts to which they transferred the home equity loans in exchange for the proceeds from the sale of asset-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the home equity loans, issuing asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, they are classified as Qualified Special Purpose Entities (QSPEs) under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

      These securitization structures, used prior to 2002, involved “sales” of the loans, transferring them off of our balance sheet, and have been accounted for using gain-on-sale treatment in accordance with SFAS 140 or its predecessor SFAS 125. Although we recognized gains on the sale of loans in the period in which such loans were sold, we expect to receive cash, representing the excess spread (the difference between the payment we receive from borrowers and the payments we must make to investors), overcollateralization if applicable, and servicing fees, over the lives of the loans. Concurrent with recognizing such gains on sale, we recorded the future expected receipt of discounted cash flow as a residual interest. We recognized gains on the sale of loans in an amount equal to the difference between proceeds and allocated cost basis of the loans sold. Residual interests are recorded at fair value with the subsequent changes in fair value recorded as trading gain or loss in our results of operations in the period of the change. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the lives of the residuals using prepayment, default, and discount rate assumptions that we believe market participants would use for similar financial instruments.

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

      Our secured financings and securitizations have triggers that, when exceeded, provide trustees and/or bond insurers with the ability, but not the obligation, of removing us as servicer if the triggers have been exceeded. Trigger levels are typically in the form of cumulative or periodic losses and/or delinquencies for a pool of loans over a stated period of time. At December 31, 2003, we had $20.8 million in loans that we serviced and for which certain triggers had been exceeded. The mortgage servicing rights related to the loans for which a trigger had been exceeded totaled $2.1 million at December 31, 2003. Based on our evaluation of industry practice by trustees and bond insurers and our estimation of the steps the independent trustees would take, we believe it is unlikely that the trustees will remove servicing from us given current performance of our securitizations. As a result, we have not provided for an allowance for this contingency.

Home Equity Servicing

      Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn annually a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans we service treated as sales under generally accepted accounting principles. For whole loans sold with servicing retained, we capitalize servicing fees including rights to future early repayment fees. These loans are included below in managed portfolio including credit risk sold. In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees, although we are not currently recognizing any revenue or balance sheet asset to reflect this potential given the uncertainty surrounding our ability to earn and estimate such incentive fees. Should receipt of such incentive servicing fees become probable due to actual and projected performance of the underlying pool of loans, we would recognize revenues as appropriate under generally accepted accounting principles.

      Our managed portfolio is separated into $0.6 billion of loans and lines of credit originated, securitized, and treated as sold loans under SFAS 140 and $0.9 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale. Generally, loans originated prior to 2002 and treated as sold under SFAS 140 have a reserve methodology embedded in the associated residual valuations that reflects life of account loss expectations, whereas our policy for on-balance sheet loans requires that we hold sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. The following table sets forth certain information for each of these portfolios.

      Our managed portfolio including credit risk sold of $2.6 billion includes the managed portfolio discussed above as well as our credit risk sold portfolio. The credit risk sold portfolio includes $1.0 billion of whole loans sold with servicing retained, as well as $0.1 billion related to residual interests we have sold.

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Managed Portfolio Including Credit Risk Sold
Total Loans	$2,568,356	$2,502,685
30 days past due	4.65%	5.12%
90 days past due	1.86	2.40
Net Chargeoff Rate	3.66	2.42
Managed Portfolio
Total Loans	$1,513,289	$1,830,339
30 days past due	5.87%	6.01%
90 days past due	2.43	2.80
Net Chargeoff Rate	4.81	2.78

	December 31,	December 31,
	2003	2002

	(Dollars in thousands)
Unsold Loans
Total Loans(1)	$897,227	$706,899
30 days past due	2.91%	3.01%
90 days past due	1.25	1.38
Net Chargeoff Rate	3.03	1.34
Loan Loss Reserve	$29,251	$21,689
Owned Residual
Total Loans	$616,062	$1,123,440
30 days past due	10.18%	7.89%
90 days past due	4.15	3.69
Net Chargeoff Rate	7.18	3.70
Residual Undiscounted Losses	$64,598	$79,746
Credit Risk Sold
Total Loans	$1,055,068	$672,346
30 days past due	2.90%	2.71%
90 days past due	1.03	1.32
Whole Loan Sales
Total Loans	$993,467	$552,660
30 days past due	2.20%	0.89%
90 days past due	0.70	0.31
Sold Residuals
Total Loans	$61,601	$119,686
30 days past due	14.16%	11.12%
90 days past due	6.38	5.97

(1)	Excludes deferred fees and costs.

      In our managed portfolio, we retain credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 5.9% at December 31, 2003, and 6.0% at December 31, 2002. Economic conditions in 2003 caused us to increase near-term expectations for increases in losses. Given widely varying third-party expectations for the domestic economy and job growth, it is difficult for us to predict precisely what long-term losses are expected to be. In our residual asset valuations, we have assumed a slow economic recovery with elevated levels of losses in our portfolio through the end of 2004. For our on-balance sheet portfolio, our method for evaluation of the adequacy of the allowance for loan losses is discussed in the earlier section on “Critical Accounting Policies — Allowance for Loan and Lease Losses.”

Net Income

      Our home equity lending business recorded a net loss of $19.9 million during the year ended December 31, 2003, compared to net income of $1.0 million and $16.2 million in 2002 and 2001, respectively. The 2003 loss relates primarily to unrealized trading losses recorded during the first half of the year to write down our residual assets to fair value. These trading losses are discussed in more detail below. As discussed earlier, in 2002 we eliminated our use of securitization structures that require gain-on-sale accounting treatment under SFAS 140. As a result, our activities and strategies in both 2003 and 2002 reflect changes made to address the new regulatory capital rules associated with residual interests on sold loans.

Net Revenue

      Net revenue in 2003 totaled $57.4 million, compared to net revenue in 2002 and 2001 of $80.3 million and $124.3 million, respectively. The reduction in revenues is a result of increased trading losses related to write downs of our residual assets to fair value reflecting our view that the effects of the economic weakness in 2001 and 2002 on our home equity portfolio will continue through 2004. In addition, we have increased our provision for loan losses as the line of business has built its on-balance sheet loan portfolio. Provision for loan losses totaled $29.6 million in 2003 compared to $25.6 million in 2002 and $2.3 million in 2001.

      Our home equity lending business originated $1.1 billion of home equity loans in each of the past three years. Our home equity lending business had $866.0 million of net loans and loans held for sale at December 31, 2003, compared to $680.2 million at December 31, 2002, and $344.0 million at the same date in 2001. The increase in 2002 and 2003 relates to the buildup of the on-balance sheet loan portfolio as part of the transition away from gain-on-sale accounting in our securitizations. Included in the loan balance at December 31, 2003 were $478.7 million of collateralized loans as part of a secured financing.

      The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net interest income	$106,545	$94,068	$61,803
Provision for loan losses	(29,575)	(25,596)	(2,320)
Gain on sales of loans	26,069	29,887	91,406
Loan servicing fees	21,835	13,528	13,355
Amortization of servicing assets	(13,894)	(5,485)	(3,217)
Impairment of servicing assets	(1,684)	(1,420)	—
Trading losses	(52,209)	(26,032)	(38,407)
Other income	358	1,313	1,649

Total net revenue	$57,445	$80,263	$124,269

      Net interest income increased to $106.5 million for the year ended December 31, 2003, compared to 2002 net interest income of $94.1 million, and $61.8 million in 2001. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $20.7 million during 2003 versus $34.2 million in 2002, and $32.0 million in 2001. The increase in net interest income is a result of the buildup of our on-balance sheet loan portfolio. The decline in accretion reflects the reduced carrying value of our residual interests.

      Provision for loan losses increased to $29.6 million in 2003 compared to $25.6 million in 2002 and $2.3 million in 2001. The increased provision relates both to anticipated loss rates and the growth in loans as we continue to build our on-balance sheet loan portfolio. On-balance sheet loans totaled $692.6 million at December 31, 2003 compared to $626.4 million and $346.2 million at December 31, 2002 and 2001, respectively.

      Gains on sales of loans for the year ended December 31, 2003 totaled $26.1 million, compared to $29.9 million and $91.4 million during the same period in 2002 and 2001, respectively. The significant decline in gains in 2003 and 2002 compared to 2001 relates to the transition away from securitization structures requiring gain-on-sale accounting. Beginning in 2002, sales were executed on a credit-released basis and we receive a premium, record a servicing asset, and monetize any points and fees at the time of sale. We do, however, retain the rights to an incentive servicing fee that will provide cash payments to us in the event certain loan credit and servicing performance metrics are met. As of December 31, 2003, we had not received any such payments and had not recorded potential revenues due to the uncertainty of collecting such fees. Should receipt of such incentive servicing fees become probable due to actual and projected performance of the underlying pool of loans, we would recognize revenues as appropriate under generally accepted accounting principles. We completed whole loan sales during 2003 of $684 million compared to sales in 2002 of $615 million. The gain on sales of loans relative to the principal balance of loans sold decreased during 2003 due to secondary market demand, product mix between HEL and HELOC product, and cost factors among our various channels.

      Loan servicing fees totaled $21.8 million in 2003 compared to $13.5 million in 2002 and $13.4 million in 2001. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.6 billion and $2.5 billion at December 31, 2003 and 2002, respectively. The increase in loan servicing fees in 2003 relates to increased early repayment fees which totaled $8.3 million in 2003 on the portfolio underlying the mortgage servicing asset.

      Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2003, net servicing assets totaled $28.4 million, compared to a balance of $26.4 million at December 31, 2002, and $15.3 million at December 31, 2001. Servicing asset amortization and impairment expense totaled $15.6 million during 2003, compared to $6.9 million in 2002, and $3.2 million in 2001. The increased amortization and impairment is a result of the increase in the size of the servicing asset and the decreased interest rate environment.

      Trading losses represent unrealized losses as a result of adjustments to the carrying values of our residual interests. Trading losses totaled $52.2 million in 2003 compared to $26.0 million in 2002 and $38.4 million in 2001. Residual interests had a balance of $70.5 million at December 31, 2003 and $157.1 million at December 31, 2002, compared to $199.1 million at the same date in 2001. The $70.5 million valuation at December 31, 2003 reflects $87.2 million of anticipated undiscounted cash flows of which $72.8 million represents existing securitization overcollateralization and reserve funds, and the remaining $14.4 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future, up or down. These adjustments could have a material effect on our earnings. The increased unrealized trading losses in 2003 principally reflect higher expected loss rates and higher prepayment speeds. The increased unrealized trading losses in 2002 also reflect higher expected loss rates and higher prepayment speeds as well as an increase in the discount rate. These higher expected loss rates are reflective of the continued weakness in the economy and a slower rate of recovery in the delinquency of the portfolio than we had anticipated. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted continuously to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

      The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$52,074	$46,548	$59,007
Other	38,464	32,040	38,182

Total operating expenses	$90,538	$78,588	$97,189

Number of employees at period end(1)	663	692	773

(1)	On a full time equivalent basis.

      Operating expenses were $90.5 million for the year ended December 31, 2003, up from $78.6 in 2002, and a decrease of 6.8% from 2001. Operating expenses in 2003 include compensation expense related to minority ownership interests at the home equity line of business totaling $2.3 million, ($5.1) million and $5.5 million in 2003, 2002 and 2001, respectively.

Commercial Finance

      The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Year Ended December 31,

	2003	2002	2001	2000

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$22,766	$15,140	$9,481	$3,196
Provision for loan and lease losses	(11,308)	(8,481)	(6,939)	(1,513)
Noninterest income	6,671	4,397	1,695	799

Total net revenues	18,129	11,056	4,237	2,482
Operating expense	15,875	12,122	8,424	5,045

Income (loss) before taxes and cumulative effect of change in accounting principle	2,254	(1,066)	(4,187)	(2,563)
Income taxes	461	(513)	(1,309)	(945)

Income (loss) before cumulative effect of change in accounting principle	1,793	(553)	(2,878)	(1,618)
Cumulative effect of change in accounting principle	—	495	—	—

Net income (loss)	$1,793	$(58)	$(2,878)	$(1,618)

Selected Balance Sheet and Operating Data at End of Period:
Total assets	$474,915	$343,384	$266,670	$159,773
Loans and leases	463,423	345,844	264,827	154,934
Allowance for loan and lease losses	(11,445)	(7,657)	(4,587)	(2,441)
Shareholders’ equity	44,255	29,236	18,741	21,346
Net charge-offs	7,868	5,401	4,653	961
Net interest margin	5.63%	5.07%	4.64%	4.50%
Total fundings of loans and leases	$272,685	$207,087	$190,716	$113,323

Overview

      We established this line of business in 1999 when we formed Irwin Business Finance, our U.S. commercial leasing company. In July 2000, this line of business completed an acquisition of an approximately 78% position in Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. Principals of Onset own the remaining approximately 22% of the company. The Onset acquisition added approximately $60 million in leases to our commercial finance portfolio. To begin our franchise finance operations, we acquired a portfolio of approximately $22 million in leases and loans in August 2001, and we established Irwin Franchise Capital Corporation. We established Irwin Commercial Finance in April 2001 (originally named Irwin Capital Holdings) as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for all three of our U.S. and Canadian commercial finance companies.

      In our commercial finance line of business, we originate small-ticket equipment leases through established U.S. and Canadian relationships with vendors, manufacturers and third party originators, and provide financing for franchisees of selected quick service and casual dining restaurant concepts. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans, and are full payout with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems. We finance a variety of commercial and office equipment types and try to limit the concentrations in our loan and lease portfolios.

Strategy

      Despite delays in reaching sustainable profitability in this line of business largely as a result of unanticipated credit losses in our U.S.-based small-ticket leasing portfolio, we continue to believe that our strategy is appropriate for serving the commercial finance niches we address. While 2003 was a modestly profitable year, it is our expectation that this line of business will begin to approach our long-term return targets in 2004 or 2005, depending on growth rates and credit performance.

Net Income

      Commercial finance net income increased to $1.8 million during 2003, compared to a losses of $58 thousand and $2.9 million in 2002 and 2001, respectively. Results in 2003 reflect growth of $7.6 million in net interest income over 2002. Net interest income in 2002 increased 60% over 2001. Provision for loan and lease losses increased to $11.3 million in 2003, compared to provisions of $8.5 million and $6.9 million in 2002 and 2001, respectively. The 2003 earnings are attributable to portfolio growth, improvements in credit quality, and higher than expected gains from the sale of whole loans. The 2002 results include a $0.5 million benefit from a cumulative effect of an accounting change as a result of the reversal of unamortized negative goodwill related to the acquisition of Onset.

Net Interest Income

      The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net interest income	$22,766	$15,140	$9,481
Average interest earning assets	404,089	298,854	204,290
Net interest margin	5.63%	5.07%	4.64%

      Net interest income was $22.8 million, an increase of 50% over 2002, and an increase of 140% from 2001. The improvement in net interest income resulted from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $463.4 million at December 31, 2003, an increase of 34.0% and

75.0% over year-end 2002 and 2001 balances, respectively. This line of business originated $272.7 million in loans and leases during 2003, compared to $207.1 million during 2002 and $190.7 million in 2001. The 2001 period includes a $22.0 million acquisition of loans and leases related to the formation of Irwin Franchise Capital Corporation.

      Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2003 was 5.63%, compared to 5.07% in 2002, and 4.64% in 2001. The increase in 2003 margin is due primarily to changes in product mix and intercompany funding changes.

Provision for Loan and Lease Losses

      The provision for loan and lease losses increased to $11.3 million in 2003 compared to $8.5 million in 2002 and $6.9 million in 2001. The increased provisioning levels are reflective of general economic conditions, portfolio growth in this line of business since inception and increased charge-offs as a result of deterioration in the credit quality of the broker-based, small-ticket portion of our domestic portfolio during the first half of 2003.

Noninterest Income

      Noninterest income during 2003 increased 52% over 2002 and 294% over 2001. This increase was due primarily to higher gains from sales of whole loans in our franchise unit that increased to $2.6 million in 2003 compared to $1.4 million in 2002. This line of business had no loan sales in 2001.

Operating Expenses

      The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Salaries and employee benefits	$11,606	$9,482	$6,481
Other expenses	4,269	2,640	1,943

Total operating expenses	$15,875	$12,122	$8,424

Number of employees at period end(1)	133	134	126

(1)	On a full time equivalent basis

      Operating expenses during 2003 totaled $15.9 million, an increase of 31% over 2002, and an increase of 88% from 2001. The increased operating expenses relates to the continued growth in this business since its inception in 1999, including compensation costs related to the achievement of profitability.

Credit Quality

      The commercial finance line of business had nonperforming loans and leases at December 31, 2003 totaling $4.1 million, compared to non-performing loans and leases at December 31, 2002 and 2001 totaling $4.9 million and $3.9 million, respectively. Net charge-offs recorded by this line of business totaled $7.9 million in 2003 compared to $5.4 million in 2002 and $4.7 million in 2001. The increased charge-offs in 2002 and 2003 and the spike in 2002 nonperformings loans and leases relate primarily to the broker-based, small ticket portion of our U.S. portfolio. During the second quarter of 2003, we made a decision to exit this distribution channel. We will continue to manage the broker-based lease portfolio as it runs off while focusing our efforts in originating vendor-sourced small ticket leases in the U.S. In the future, we expect our concentration in vendor-based small ticket products (both domestic and Canadian) and franchise lending to grow as a proportion of the line of business portfolio. Allowance for loan and lease losses at December 31, 2003 totaled $11.4 million, representing 2.47% of loans and leases, compared to a balance at December 31, 2002 of

$7.7 million, representing 2.21% of loans and leases and a balance of $4.6 million or 1.73% of the portfolio at December 31, 2001.

      The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Nonperforming loans and leases	$4,083	$4,855	$3,923
Allowance for loan and lease losses	11,445	7,657	4,587
Allowance for loan and lease losses to total loans	2.47%	2.21%	1.73%
For the Period Ended:
Provision for loan losses	$11,308	$8,481	$6,939
Net charge-offs	7,868	5,401	4,653
Net charge-offs to average loans	1.97%	1.81%	2.28%

      The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	December 31,

	2003	2002

	(Dollars in thousands)
Franchise loans	$150,505	$95,753
Weighted average yield	8.45%	9.01%
Delinquency ratio	0.45	0.30
Domestic (U.S.) leases	$134,602	$135,775
Weighted average yield	9.54%	10.37%
Delinquency ratio	1.32	1.41
Canadian leases(1)	$178,316	$114,316
Weighted average yield	10.12%	10.95%
Delinquency ratio	0.89	1.03

(1)	In U.S. dollars.

Venture Capital

      The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income (expense)	$5	$43	$(404)
Mark-to-market adjustment on investments	(2,954)	(4,187)	(10,444)
Noninterest income	671	501	592

Total net revenues	(2,278)	(3,643)	(10,256)
Operating expense	548	495	590

Loss before taxes	(2,826)	(4,138)	(10,846)
Income tax benefit	(1,118)	(1,655)	(4,340)

Net loss	$(1,708)	$(2,483)	$(6,506)

Selected Balance Sheet Data at End of Period:
Investment in portfolio companies (cost)	$14,601	$12,620	$10,696
Mark-to-market adjustment	(11,077)	(8,123)	(3,936)

Carrying value of portfolio companies	$3,524	$4,497	$6,760

Overview

      In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of December 31, 2003, with an aggregate investment cost of $14.6 million and a carrying value of $3.5 million. Our carrying value for investments in three of the seven has been reduced through valuation adjustments to zero.

      In April 2000, Irwin Ventures established a subsidiary, Irwin Ventures Incorporated-SBIC, which received a small business investment company license from the Small Business Administration. In December 2000, Irwin Ventures and Irwin Ventures-SBIC became Delaware limited liability companies. To date, the primary geographic focus of this line of business and each of our investments has been on the corridors of the east and west coasts between Washington, D.C. and Boston, and Palo Alto and Seattle.

      In 1999, our Board of Directors approved an allocation of up to $20 million to support this subsidiary. We carry venture capital investments held by Irwin Ventures at fair value, with changes in market value recognized in other income. The investment committee of Irwin Ventures determines the value of the investments at the end of each reporting period. We adjust the values based upon review of the investee’s financial results, condition, and prospects. Changes in estimated market values can also be made when an event such as a new funding round from other private equity investors would cause a change in estimated market value. In the future, should Irwin Ventures have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

      Despite the recent sharp reduction in values of technology companies, we believe that investing in emerging technology can help identify potential niches for us or enhance existing niches. We believe improvements in technology and entrepreneurial innovation will continue to change the manner in which financial services are delivered to businesses and consumers.

      Our strategic rationale for making venture capital investments has evolved as we attempt to make multiple small investments across a variety of technology-based financial services niches to capitalize on new market opportunities enabled by technology. We expect that our continued involvement in venture capital will enable us to stay close to innovations that could affect the landscape of financial services in the future.

      During the year ended December 31, 2003, the venture capital line of business recorded a net loss of $1.7 million, compared to a net loss of $2.5 million in 2002, and a net loss of $6.5 million in 2001. The fluctuation in results in the venture capital line of business is primarily due to valuation adjustments to reflect the company’s portfolio investments at market value.

Parent and Other

      Results at the parent company and other businesses totaled a net loss of $8.0 million for the year ended December 31, 2003, compared to a loss of $5.8 million during the same period in 2002 and $8.4 million in 2001. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $0.7 million, ($1.2) million, and $1.9 million for 2003, 2002 and 2001, respectively. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2003, we allocated $15.2 million of these expenses to our subsidiaries, compared to $13.5 million and $9.2 million during 2002 and 2001, respectively.

      Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.

Risk Management

      We are engaged in businesses that involve the assumption of financial risks including:

•	Credit risk

•	Liquidity risk

•	Interest rate risk

•	Operational risk

      Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and that we are adequately compensated for the level of risk assumed.

      Our Chairman, Executive Vice President, Senior Vice Presidents, Chief Financial Officer, and Chief Risk Officer meet on a monthly basis (or more frequently as appropriate) as an Enterprise-Wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.

      Credit Risk. The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. The mortgage banking line of business assumes limited credit risk as its mortgages typically are insured and are sold within a short period of time after origination.

      The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business have the most potential to have a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer specific to the product line and manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and personal contact with borrowers. Loans over a certain size are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Audit and Risk Management Committee.

      The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

      Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. An allowance is established when the collateral value, observable market price or discounted cash flows of an impaired loan is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified higher risk graded loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry and management’s experience. The loss ratio is generally based upon historic loss experience for each loan type adjusted for certain environmental factors management believes to be relevant.

      Net charge-offs for the year ended December 31, 2003 were $33.9 million, or 1.1% of average loans, compared to $15.4 million, or 0.7% of average loans during 2002. Net charge-offs in 2001 were $8.2 million or 0.7% of average loans. At December 31, 2003, the allowance for loan and lease losses was 2.0% of outstanding loans and leases, compared to 1.8% at year-end 2002, and 1.0% at year-end 2001. The increase in charge-offs and allowance is a result of the new balance sheet retention of home equity loans as well as loan growth. As mentioned earlier, the home equity business began recognizing charge-offs and recording an allowance for loan losses in late 2001 as the line of business moved away from gain-on-sale accounting for securitizations and recorded its loans on the balance sheet both before and after they have been securitized. Included in the 2002 and 2001 charge-offs were approximately $3.9 million and $2.3 million, respectively, of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses account. Instead, these charge-offs were previously taken through a lower of cost or market valuation allowance that was established in late 2001. This allowance was established under generally accepted accounting principles when we transferred approximately $38 million of home equity loans held for sale to the held for investment category at fair value. This valuation allowance account was depleted during the third quarter of 2002. We now reserve for these same loans through our provision for loan and lease losses.

      Total nonperforming loans and leases at December 31, 2003, were $44.4 million, compared to $31.1 million at December 31, 2002, and $19.2 million at December 31, 2001. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2003 were 1.4%, compared to 1.1% at December 31, 2002, and 0.9% in 2001. The 2003 increase occurred primarily at the commercial banking line of business where nonperforming loans increased to $25.6 million at December 31, 2003, compared to $15.1 million at the end of 2002. The majority of this increase relates to two credits totaling $8 million that were added to nonperforming loans late in 2003 at the commercial banking line of business.

      Other real estate we owned totaled $6.4 million at December 31, 2003, up from $5.3 million at December 31, 2002, which was up from $4.4 million at the same date in 2001. The increase in 2003 relates to the commercial banking and home equity lending lines of business. The increase in 2002 and 2001 was primarily attributable to both the home equity lending and mortgage banking lines of business. Total nonperforming assets at December 31, 2003 were $52.5 million, or 1.1% of total assets. Nonperforming assets at December 31, 2002, totaled $37.6 million, or 0.8% of total assets, compared to $25.1 million, or 0.7%, in 2001.

      The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Loans and leases outstanding at end of year, net of unearned income	$3,161,054	$2,815,276	$2,137,822	$1,234,922	$733,424

Average loans and leases for the year, net of unearned income	$3,168,776	$2,620,428	$1,533,261	$960,848	$642,435

Allowance for loan and lease losses:
Balance beginning of year	$50,936	$22,283	$13,129	$8,555	$9,888
Charge-offs:
Commercial, financial and agricultural loans	4,263	3,666	1,638	1,210	646
Real estate mortgage loans	23,522	7,130	600	—	—
Consumer loans	765	800	1,489	818	813
Lease financing:
Domestic	6,172	5,158	3,624	363	772
Canadian	2,590	1,476	2,402	777	—

Total charge-offs	37,312	18,230	9,753	3,168	2,231

Recoveries:
Commercial, financial and agricultural loans	68	435	144	76	32
Real estate mortgage loans	2,198	1,002	—	—	—
Consumer loans	248	252	193	221	307
Lease financing:
Domestic	448	523	334	84	164
Canadian	449	658	877	85	—

Total recoveries	3,411	2,870	1,548	466	503

Net charge-offs	(33,901)	(15,360)	(8,205)	(2,702)	(1,728)
Acquisition of Onset Capital	—	—	—	1,908	—
Reduction due to sale of loans	(474)	—	(6)	—	(3,126)
Reduction due to reclassification of loans	(456)	—	—	(16)	(922)
Foreign currency adjustment	597	17	(140)	(19)	—
Provision charged to expense	47,583	43,996	17,505	5,403	4,443

Balance end of year	$64,285	$50,936	$22,283	$13,129	$8,555

	At or For the Year Ended December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Allowance for loan and lease losses by category:
Commercial, financial and agricultural loans	$20,571	$17,942	$11,198	$4,370	$5,634
Real estate mortgage loans	31,445	23,150	2,872	2,462	1,194
Consumer loans	809	2,067	2,309	2,226	1,270
Lease financing:
Domestic	8,443	5,953	4,527	2,325	457
Canadian	3,017	1,824	1,377	1,746	—

Totals	$64,285	$50,936	$22,283	$13,129	$8,555

Percent of loans and leases to total loans and leases by category to total:
Commercial, financial and agricultural loans	47%	48%	49%	55%	61%
Real estate mortgage loans	37	39	36	28	32
Consumer loans	1	1	2	4	7
Lease financing:
Domestic	9	8	9	8	—
Canadian	6	4	4	5	—

Totals	100%	100%	100%	100%	100%

Ratios:
Net charge-offs to average loans and leases(1)	1.1%	0.7%	0.7%	0.3%	0.3%
Allowance for loan and lease losses to loans and leases outstanding	2.0%	1.8%	1.0%	1.1%	1.2%

(1)	Included in 2002 and 2001 charge-offs were $3.9 million and $2.3 million, respectively, of charge-offs at the home equity lending line of business not charged against the allowance for loan and lease losses. See discussion on page 62.

      The following table shows information about our nonperforming assets at the dates shown:

	December 31,

	2003	2002	2001	2000	1999

	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$4,172	$30	$1,146	$324	$58
Real estate mortgages	—	—	—	—	—
Consumer loans	226	688	157	510	89
Lease financing:
Domestic	159	220	1,624	627	—
Canadian	70	143	68	—	—

	4,627	1,081	2,995	1,461	147

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	20,447	13,798	5,066	752	748
Real estate mortgages	14,663	11,308	8,115	1,922	3,250
Consumer loans	769	454	708	918	273
Lease financing:
Domestic	1,916	3,415	1,180	960	88
Canadian	1,943	1,077	1,088	1,209	—

	39,738	30,052	16,157	5,761	4,359

Total nonperforming loans and leases	44,365	31,133	19,152	7,222	4,506

Nonperforming loans held for sale not guaranteed	1,695	1,201	1,562	3,959	3,580
Other real estate owned	6,431	5,272	4,388	2,833	3,752

Total nonperforming assets	$52,491	$37,606	$25,102	$14,014	$11,838

Nonperforming loans and leases to total loans and leases	1.4%	1.1%	0.9%	0.6%	0.6%

Nonperforming assets to total assets	1.1%	0.8%	0.7%	0.6%	0.7%

      For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

      Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $52.5 million of nonperforming assets at December 31, 2003, were concentrated at our lines of business as follows:

• Mortgage banking	$6.8
• Commercial banking	26.6
• Home equity lending	15.0
• Commercial finance	4.1

      Interest income of approximately $2.9 million would have been recorded during 2003 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2003 on nonaccrual and restructured loans was approximately $0.9 million.

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

      The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are generally less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2003, the ratio of loans and loans held for sale to total deposits was 139%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.7 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.6 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. The loans and leases financed through matched-term secured financings are not subject to meaningful liquidity risk. Excluding these two items, our loans to deposit ratio at December 31, 2003 was 94%.

      As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2003, the aggregate contractual obligations are:

	Payments Due by Period

Contractual Obligations	Total	Less Than 1 Year	1-5 Years	After 5 Years

	(Dollars in thousands)
Deposits with contractual maturity	$907,578	$582,905	$309,644	$15,029
Deposits without a stated maturity	1,992,084	1,992,084	—	—
Short-term borrowings	429,758	428,758	—	1,000
Collateralized borrowing	590,131	233,524	325,489	31,118
Other long-term debt	270,184	59	—	270,125
Operating leases	62,522	17,243	35,640	9,639

Total	$4,252,257	$3,254,573	$670,773	$326,911

      The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, both mortgage banking and home equity lending fund a high percentage of their loan production via whole loan sales and/or asset securitization. It is, therefore, important to note that loan sales/securitizations that occur frequently in our first mortgage loan and home equity loan businesses have proven reliable (e.g., even in unstable market environments such as the weeks after September 11th, 2001) and are an important element in our liquidity management. That reliability notwithstanding, we have policies and procedures in place for contingency liquidity actions should these secondary markets be closed for short periods of time. Our contingency planning simulations suggests that secondary market disruptions lasting more than a couple weeks would, however, cause us in most scenarios to need to curtail loan production until those markets recover and are once again fully functioning.

      The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In 2003, the home equity lending line of business produced $1.1 billion and the sum of home equity loan sales and secured financings totaled $1.0 billion.

      Beginning in 2002, home equity loan securitizations were retained on-balance sheet, moving away from gain-on-sale treatment. As a result, both the securitized assets and the funding from the securitization are now reflected on the balance sheet. From a liquidity perspective, the securitizations in 2002 and 2003 provided matched funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” typically is optional at our discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments. The table of contractual obligations above reflects our current estimate of the principal collection on these loans.

      Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits made into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remain for much longer. At December 31, 2003, these deposit types totaled $1.1 billion, an increase of $0.2 billion from December 31, 2002.

      Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of December 31, 2003, CDs issued directly to customers totaled $0.5 billion, which was level with December 31, 2002. Brokered CDs are typically considered to have higher liquidity risk than CDs issued directly to customers since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at December 31, 2003, and had an average remaining life of 18 months as compared to $0.3 billion outstanding with a 22 month average remaining life at December 31, 2002.

      Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At December 31, 2003, these escrow balances totaled $0.6 billion, which was level with December 31, 2002.

      Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2003, FHLBI borrowings outstanding totaled $0.3 billion, a $0.2 billion decrease from December 31, 2002. We had sufficient collateral pledged to FHLBI at December 31, 2003 to borrow an additional $0.4 billion, if needed.

      In addition to borrowings from the FHLBI, we use other lines of credit as needed. At December 31, 2003, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility

•	Warehouse borrowing facilities to fund first mortgage loans: $1 million outstanding on a $150 million borrowing facility — committed facility renewed in February 2004

•	Lines of credit with correspondent banks, including fed funds lines: $54 million outstanding out of $205 million available

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $75 million committed borrowing facility

      In addition to short term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At December 31, 2003, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Warehouse sale facility: $229 million unsettled on a $600 million facility — committed facility renewed in February 2004

•	Uncommitted warehouse sale facility: $42 million unsettled on a $150 million facility

•	Investor warehouse sale facility: none unsettled

Interest Rate Risk. Because all of our assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk can also arise when fixed rate assets are funded with variable rate liabilities or vice versa. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

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

      Our commercial banking, home equity lending, and commercial finance lines of business assume interest rate risk in the pricing structure of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of derivative instruments.

      Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between the time we lock a loan rate to the customer and the time we sell the loan, the mortgage banking line of business enters into derivatives in the form of commitments to deliver loans at a fixed price. Since not all rate-locks result in loans, we only hedge the percentage of rate locks that we believe will result in loan originations. Our home equity business originates a much smaller volume of first mortgage loans than our mortgage banking line of business, but has begun to use derivative instruments to manage its funded first mortgage originations from the time of origination until a price to sell the loan is locked-in.

      Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:

•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter-end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation; and

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change.

      This strategy may, at times, result in variability in inter-quarter results that are not reflective of underlying trends for the Corporation.

      The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2003. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

      The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2003, although certain accounts such as “Official Checks and Due From” are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.

      The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other dynamic hedging actions that might be taken in the future under asset/liability management.

      Specifically, the volume of derivative contracts used to manage the risk of mortgage servicing assets fluctuates, depending upon market conditions, the size of our mortgage servicing asset portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. It is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. Mortgage servicing asset risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below. As can be seen in the tables, the interest sensitivity of MSAs, net of the impact of Financial Derivatives, dominates the Corporation’s interest rate risk profile. Therefore, it is important to reiterate that our mortgage servicing asset risk management strategy is dynamic in that we adjust our derivative instruments as we deem appropriate, whereas the tables below reflect derivative instruments as if they will remain static over all interest rate scenarios.

      Modeling the change in the market value of equity value based upon interest rate changes requires many other assumptions and modeling choices as well. For the tables below, which use the December 31, 2003 balance sheet, we have implemented changes in several aspects of our modeling as compared to the December 31, 2002 summary figures, which are shown at the bottom of each table. The two most significant changes are as follows:

1. Expected cash flows for commercial loans and unsold, unsecuritized home equity loans are now valued assuming no defaults occur and utilize a discount factor which approximates a full credit spread over the Swap/ LIBOR curve. Previously, these loans were modeled with default assumptions, but with cash flows discounted at lower rates. We believe the new methodology more accurately reflects our interest rate risk.

2. In order to model non-maturity transaction deposit accounts such as Checking, Savings and Money Market accounts, we are required to forecast the rates that will be paid on these accounts as interest rates rise and fall. We have refocused our rate forecasting methodology with an increased emphasis on the current market environment and expected spread relationships between short-term benchmark rates, such as the Fed Funds rate, Treasury Bills or LIBOR, and our deposit rates. The current methodology reflects larger changes in deposit values as interest rates rise and fall as compared to the methodology applied at December 31, 2002.

In addition to the changes discussed in item 1 above, we have implemented many other less significant improvements to our valuation model. One further example applies to home equity loans. We now utilize prepayment speed estimates provided by an outside vendor that we believe better estimate expected prepayment speeds at various interest rate levels. Also related to prepayment speed forecasting, we have enhanced our interest rate risk modeling to better capture prepayment premium income that we collect when certain home equity loans prepay.

Economic Value Change Method

	Present Value at December 31, 2003,
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(Dollars in thousands)
Interest Sensitive Assets
Loans and other assets	$3,453,288	$3,421,142	$3,385,040	$3,350,354	$3,313,207
Loans held for sale	894,933	891,342	884,803	880,037	873,035
Mortgage servicing rights	173,392	237,872	390,804	540,952	611,907
Residual interests	75,161	73,922	71,491	68,829	65,212
Interest sensitive financial derivatives	127,687	108,975	(22,099)	(90,356)	(153,868)

Total interest sensitive assets	4,724,461	4,733,253	4,710,039	4,749,816	4,709,493

Interest Sensitive Liabilities
Deposits	(2,907,674)	(2,890,246)	(2,871,552)	(2,853,904)	(2,836,736)
Short-term borrowings(1)	(531,830)	(531,723)	(531,298)	(530,877)	(530,456)
Long-term debt	(753,361)	(743,361)	(731,739)	(719,054)	(706,510)

Total interest sensitive liabilities	(4,192,865)	(4,165,330)	(4,134,589)	(4,103,835)	(4,073,702)

Net market value as of December 31, 2003	$531,596	$567,923	$575,450	$645,981	$635,791

Change from current	$(43,854)	$(7,527)	$—	$70,531	$60,341

Net market value as of December 31, 2002	$449,493	$444,059	$456,510	$518,260	$534,107

Potential change	$(7,017)	$(12,451)	$—	$61,750	$77,597

(1)	Includes certain debt which is categorized as collateralized debt in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2003,
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(Dollars in thousands)
Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	883,895	883,895	883,895	879,151	872,168
Mortgage servicing rights	173,564	236,989	380,123	422,066	439,133
Residual interests	75,161	73,923	71,491	68,830	65,212
Interest sensitive financial derivatives	127,687	108,975	(22,099)	(90,356)	(153,868)

Total interest sensitive assets	1,260,307	1,303,782	1,313,410	1,279,691	1,222,645

Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—

Net market value as of December 31, 2003	$1,260,307	$1,303,782	$1,313,410	$1,279,691	$1,222,645

Change from current	$(53,103)	$(9,628)	$—	$(33,719)	$(90,765)

Net market value as of December 31, 2002	$1,618,460	$1,629,506	$1,656,461	$1,722,027	$1,715,012

Potential change	$(38,001)	$(26,955)	$—	$65,566	$58,551

(1)	Value does not change in GAAP presentation.

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

      The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new enterprise-wide operational risk oversight function reports to the Audit and Risk Management Committee of our Board of Directors and to our Enterprise-Wide Risk Management Committee, which is led by the Chairman of the Board of Directors. We recently established an enterprise-wide compliance oversight function to devote increased attention and resources to banking regulatory compliance as we have grown more complex and as our home equity, commercial finance and mortgage banking businesses are now all being conducted under Irwin Union Bank and Trust Company. The compliance oversight function reports to our Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of the Board of Directors.

      The financial services business is highly regulated. Failure to comply with these regulations could result in substantial monetary or other damages that could be material to our financial position. Statutes and regulations may change in the future. We cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks, thrifts and mortgage companies by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.

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

Off-Balance Sheet Instruments

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

      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2003 and 2002, respectively, were $546.5 million and $495.6 million. These loan commitments include $418.6 million of floating rate loan commitments and $127.9 million of fixed rate loan commitments. We had $30.8 million and $24.6 million in irrevocable standby letters of credit outstanding at December 31, 2003 and 2002, respectively.

Derivative Financial Instruments

      Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the consolidated income statements. While we do not seek hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

      We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of December 31, 2003. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a gain of $0.3 million included in other income during the year ended December 31, 2003 related to this swap.

      We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2003, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $0.9 billion and $2.2 billion at December 31, 2003 and 2002, respectively. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at December 31, 2003 was $3.2 million and the hedge ineffectiveness for the year then ended was a loss of $16.2 million. The effect of these hedging activities was recorded through earnings as a component of gain from sale of loans.

      We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. A net decrease in fair value of these derivatives totaling $27.6 million was recorded in 2003 as gain from sale of loans. At December 31, 2003, we had a notional amount of rate lock commitments outstanding totaling $0.7 billion with a fair value of $3.8 million. Notional amounts do not represent the amount of risk.

      Our commercial finance line of business has, on four occasions in 2003, delivered fixed rate leases into conduits that fund them using floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is hedged with a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of year end, the notional value and year-to-date loss on the interest rate caps were $47.8 million and $0.1 million, respectively. In addition, we also used Eurodollar futures contracts to hedge rate risk in this structure. As of December 31, 2003, the total notional amount and year-to-date gain on the Eurodollar futures were $120.0 million and $0.1 million, respectively.

•	In the fourth quarter of 2003, we delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch was similar in nature to that described above. To hedge the mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, we entered into an amortizing CAD interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date gain on these swaps at December 31, 2003 were $74.5 million and $33 thousand, respectively.

      Our home equity line of business originates a relatively small amount of first mortgage loans. We enter into forward commitments to protect against interest rate fluctuation between the date of origination until a sale price is locked in. These loans are typically sold within a month of origination. As of year end, we had outstanding commitments with a notional amount of $2.4 million. We recorded a derivative loss on this activity of $0.2 million in 2003.

      Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. To manage such mismatches, we own three interest rate caps, which had a fair value of $0.4 million and a notional amount of $57.4 million at December 31, 2003. We classify interest rate caps as other assets on the consolidated balance sheets and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, a negative adjustment to fair value of $25 thousand net of tax on these cash flow derivatives was recorded through accumulated other comprehensive income in 2003. We record adjustments to fair value for the third interest rate cap, which does not qualify for hedge accounting, as other income on the consolidated income statements. For the year ended December 31, 2003, we recorded a $14 thousand loss related to this derivative product.

      We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is based on the three-month LIBOR rate. For the year ended December 31, 2003, we recorded losses of $0.3 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the consolidated income statements as derivative gains. At December 31, 2003, we held $8 billion in notional amount of Eurodollar contracts, with expirations that ranged from the first quarter of 2004 to the fourth quarter of 2009. We also held open swaption positions with a notional value totaling $10 billion at December 31, 2003, with a final maturity of January 2, 2004. For the year ended December 31, 2003, we recorded losses on swaptions, including premiums paid, totaling $21.2 million. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year. Notional amounts do not represent the amount at risk.

      We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $79.1 million in forward contracts outstanding as of December 31, 2003. For the year ended December 31, 2003, we recognized losses on these contracts of $23.0 million. These contracts are marked-to-market with gains and losses included in other expense on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $22.2 million during the year ended December 31, 2003.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 65 through 69.

Item 8.	Financial Statements

Management Report on Responsibility for Financial Reporting

      The management of Irwin Financial Corporation and its subsidiaries has the responsibility of preparing the accompanying financial statements and for their integrity and objectivity. The statements were prepared in conformity with generally accepted accounting principles and are not misstated due to fraud or material error. The financial statements include amounts that are based on management’s best estimates and judgments. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the financial statements.

      Our financial statements have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. Management has made available to PricewaterhouseCoopers all of Irwin Financial’s financial records and related data, as well as the minutes of stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers during its audit were valid and appropriate.

      Our management has established and maintains a system of internal control that provides reasonable, but not absolute, assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition, and the prevention and detection of fraudulent financial reporting. Assessments of the system of internal control are based on criteria for effective internal control over financial reporting described in “Internal Control-Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management continually monitors the system of internal control for compliance. Management has developed Risk and Control Summaries (RACs) for all significant operating and reporting processes in the Corporation. These RACs describe and address the risk controls we have in place and identify areas of potential weakness. The RACs form the basis of our efforts to assess internal controls as required under Sarbanes-Oxley section 404a. Irwin Financial maintains an internal auditing program that independently (reporting directly to the Audit Risk and Management Committee of the Board of Directors) assesses the effectiveness of the internal controls and recommends possible improvements. In addition, as part of its audit of our financial statements, PricewaterhouseCoopers completed an assessment of selected internal accounting controls to establish a basis for reliance on these controls in determining the nature, timing, and extent of audit-tests to be applied. Management has considered the internal auditor’s and PricewaterhouseCoopers’ recommendations concerning our system of internal control and has taken actions to respond appropriately to these recommendations that we believe are cost effective in the circumstances. Management believes that our system of internal control is adequate to accomplish the objectives discussed herein.

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

William I. Miller Chairman and Chief Executive Officer	Gregory F. Ehlinger Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of

Irwin Financial Corporation

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois
February 19, 2004

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(Dollars in thousands)
Assets:
Cash and cash equivalents — Note 2	$140,810	$157,771
Interest-bearing deposits with financial institutions	81,166	34,418
Residual interests — Note 3	71,491	157,514
Investment securities — held-to-maturity (Fair value: $24,971 in 2003 and $5,644 in 2002) — Note 4	24,956	5,349
Investment securities — available-for-sale — Note 4	67,569	62,599
Loans held for sale	883,895	1,314,849
Loans and leases, net of unearned income — Note 5	3,161,054	2,815,276
Less: Allowance for loan and lease losses — Note 6	(64,285)	(50,936)

	3,096,769	2,764,340
Servicing assets — Note 7	380,123	174,935
Accounts receivable — Note 2	62,045	55,928
Accrued interest receivable	15,502	15,263
Premises and equipment — Note 8	32,208	32,398
Other assets	131,825	135,028

Total assets	$4,988,359	$4,910,392

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$850,529	$821,814
Interest-bearing	1,352,763	1,170,126
Certificates of deposit over $100,000	696,370	701,870

	2,899,662	2,693,810
Short-term borrowings — Note 10	429,758	993,124
Collateralized debt— Note 11	590,131	391,425
Other long-term debt — Note 12	270,184	30,070
Company-obligated mandatorily redeemable preferred securities of subsidiary trust — Note 12	—	233,000
Other liabilities	366,364	208,408

Total liabilities	4,556,099	4,549,837

Commitments and contingencies — Note 13 and Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of December 31, 2003 and December 31, 2002, respectively; including 1,477,778 and 1,840,623 shares in treasury as of December 31, 2003 and December 31, 2002, respectively	112,000	112,000
Additional paid-in capital	1,264	3,606
Deferred compensation	(504)	(240)
Accumulated other comprehensive income (loss), net of deferred income tax liability of $120 and benefit of $336 in 2003 and 2002, respectively	182	(1,142)
Retained earnings	352,647	287,662

	465,589	401,886
Less treasury stock, at cost	(33,329)	(41,331)

Total shareholders’ equity	432,260	360,555

Total liabilities and shareholders’ equity	$4,988,359	$4,910,392

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands,
	except for per share)
Interest income:
Loans and leases	$241,592	$218,718	$128,458
Loans held for sale	104,350	55,336	102,383
Residual interests	20,651	34,164	32,029
Investment securities	4,273	3,120	5,155
Federal funds sold	118	104	257

Total interest income	370,984	311,442	268,282

Interest expense:
Deposits	42,365	54,361	73,340
Short-term borrowings	14,889	15,003	29,656
Collateralized debt	15,369	5,932	—
Other long-term debt	2,325	2,699	2,320
Preferred securities distribution	24,151	19,800	15,767

Total interest expense	99,099	97,795	121,083

Net interest income	271,885	213,647	147,199
Provision for loan and lease losses — Note 6	47,583	43,996	17,505

Net interest income after provision for loan and lease losses	224,302	169,651	129,694

Other income:
Loan servicing fees	106,966	73,505	67,362
Amortization of servicing assets — Note 7	(135,519)	(62,191)	(38,813)
Recovery (impairment) of servicing assets — Note 7	44,516	(146,370)	(11,321)

Net loan administration income (loss)	15,963	(135,056)	17,228

Gain from sales of loans	364,644	237,729	257,873
(Loss) gain on sale of mortgage servicing assets	(271)	14,842	8,394
Trading losses	(52,242)	(26,032)	(38,420)
Derivative (losses) gains	(20,986)	125,474	5,959
Other	22,191	18,039	6,291

	329,299	234,996	257,325

Other expense:
Salaries	225,348	165,564	170,254
Pension and other employee benefits	42,608	33,928	26,870
Office expense	21,804	18,225	14,698
Premises and equipment	41,746	34,392	31,420
Marketing and development	15,132	12,296	13,618
Professional fees	12,417	9,611	10,371
Other	76,144	44,400	45,588

	435,199	318,416	312,819

Income before income taxes	118,402	86,231	74,200
Provision for income taxes	45,585	33,398	28,859

Income before cumulative effect of change in accounting principle	72,817	52,833	45,341
Cumulative effect of change in accounting principle, net of tax	—	495	175

Net income	$72,817	$53,328	$45,516

Earnings per share before cumulative effect of change in accounting principle: Note 20
Basic	$2.61	$1.97	$2.14

Diluted	$2.45	$1.87	$1.99

Earnings per share: Note 20
Basic	$2.61	$1.99	$2.15

Diluted	$2.45	$1.89	$2.00

Dividends per share	$0.28	$0.27	$0.26

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the Years Ended December 31, 2003, 2002, and 2001

			Accumulated
			Other
			Comprehensive		Additional
		Retained	Income	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	(Loss)	Compensation	Capital	Stock	Stock	Stock

	(Dollars in thousands)
Balance January 1, 2001	$188,870	$201,729	$(459)	$(503)	$4,331	$29,965	$1,386	$(47,579)
Net income	45,516	45,516
Unrealized gain on investment securities net of $53 tax liability	80		80
Foreign currency adjustment net of $221 tax benefit	(333)		(333)
Minimum pension liability net of $257 tax liability	387		387

Total comprehensive income	45,650
Deferred compensation	54			54
Cash dividends	(5,520)	(5,520)
Tax benefit on stock option exercises	2,451				2,451
Treasury stock:
Purchase of 136,089 shares	(3,223)							(3,223)
Sales of 415,261 shares	3,383				(2,356)			5,739

Balance December 31, 2001	$231,665	$241,725	$(325)	$(449)	$4,426	$29,965	$1,386	$(45,063)

Net income	53,328	53,328
Unrealized loss on derivatives net of $115 tax benefit	(172)		(172)
Unrealized loss on investment securities net of $49 tax benefit	(73)		(73)
Foreign currency adjustment net of $45 tax liability	67		67
Minimum SERP liability	(639)		(639)

Total comprehensive income	52,511
Other adjustments	287	78		209
Cash dividends	(7,469)	(7,469)
Sale of 6,210,000 shares of common stock	82,035					82,035
Conversion of preferred stock to 120,441 shares common	—						(1,386)	1,386
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 58,635 shares	(1,176)							(1,176)
Sales of 194,518 shares	2,186				(1,336)			3,522

Balance December 31, 2002	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$—	$(41,331)

Net income	72,817	72,817
Unrealized loss on derivatives net of $17 tax benefit	(25)		(25)
Unrealized loss on investment securities net of $46 tax benefit	(69)		(69)
Foreign currency adjustment net of $757 tax liability	1,136		1,136
Minimum SERP liability net of $188 tax liability	282		282

Total comprehensive income	74,141
Other adjustments	(264)			(264)
Cash dividends	(7,832)	(7,832)
Tax benefit on stock option exercises	2,032				2,032
Treasury stock:
Purchase of 170,940 shares	(4,201)							(4,201)
Sales of 533,785 shares	7,829				(4,374)			12,203

Balance December 31, 2003	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$—	$(33,329)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income	$72,817	$53,328	$45,516
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	9,433	11,451	9,097
Amortization and impairment of servicing assets	91,003	208,561	50,134
Provision for loan and lease losses	47,583	43,996	17,505
Deferred income tax	43,259	(55,171)	26,245
Loss (gain) on sale of mortgage servicing assets	271	(14,842)	(8,394)
Gain from sales of loans	(364,644)	(237,729)	(257,873)
Originations of loans held for sale	(24,393,534)	(12,226,408)	(10,375,401)
Proceeds from sale of mortgage servicing assets	89	40,597	11,979
Proceeds from the sale of loans held for sale	25,005,632	11,469,245	10,230,049
Net decrease (increase) in residual interests	86,023	41,558	(61,763)
(Increase) decrease in accounts receivable	(6,118)	(14,100)	27,228
Other, net	5,097	32,657	14,092

Net cash provided (used) by operating activities	596,911	(646,857)	(271,586)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	682	716	4,114
Available-for-sale	78,886	5,665	2,441
Purchase of investment securities:
Held-to-maturity	(21,333)	—	(437)
Available-for-sale	(82,868)	(35,660)	(7,692)
Net (decrease) increase in interest-bearing deposits with financial institutions	(46,748)	(20,690)	22,153
Net increase in loans, excluding sales	(422,569)	(718,319)	(733,698)
Proceeds from the sales of loans	45,454	27,024	149,957
Other, net	(7,484)	(4,931)	(10,760)

Net cash used by lending and investing activities	(455,980)	(746,195)	(573,922)

Financing activities:
Net increase in deposits	205,851	385,382	865,688
Net (decrease) increase in short-term borrowings	(563,366)	505,161	12,461
(Repayments of) proceeds from issuance of long-term debt	(11)	70	—
Net proceeds from issuance of collateralized debt	443,989	434,968	—
Repayments of collateralized debt	(242,327)	(43,543)	—
Proceeds from issuance of trust preferred securities	50,000	34,500	45,000
Redemption of trust preferred securities	(50,000)	—	—
Proceeds from sale of stock for equity offering	—	82,035	—
Purchase of treasury stock for employee benefit plans	(4,201)	(1,176)	(3,223)
Proceeds from sale of stock for employee benefit plans	9,777	2,702	5,834
Dividends paid	(7,832)	(7,469)	(5,520)

Net cash (used) provided by financing activities	(158,120)	1,392,630	920,240

Effect of exchange rate changes on cash	228	(30)	(2)

Net (decrease) increase in cash and cash equivalents	(16,961)	(452)	74,730
Cash and cash equivalents at beginning of year	157,771	158,223	83,493

Cash and cash equivalents at end of year	$140,810	$157,771	$158,223

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$102,459	$104,461	$123,058

Income taxes	$43,007	$49,185	$7,357

Non-cash transactions:
Loans sold, eligible for repurchase	$115,948	$—	$—

Conversion of convertible trust preferred to common stock	$83	$—	$—

Conversion of preferred stock to common stock	$—	$1,386	$—

Mortgage loans held for sale transferred to loans and leases	$—	$—	$327,700

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

      Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, commercial finance, and venture capital lines of business. Our direct and indirect subsidiaries include Irwin Mortgage Corporation, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Home Equity Corporation, Irwin Commercial Finance Corporation, and Irwin Ventures LLC. Intercompany balances and transactions have been eliminated in consolidation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned Trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these Trusts are not consolidated.

      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at rates prevailing on the balance sheet date; income and expenses are translated at average rates of exchange for the year. Unrealized foreign currency translation gains and losses are recorded in accumulated other comprehensive income in shareholders’ equity.

      Investment Securities: Those investment securities that we have the positive intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premium and accretion of discount (adjusted cost). Investment securities that might be sold prior to maturity are classified as “available-for-sale” and are stated at fair value. Unrealized gains and losses on available for sale investment securities, net of the future tax impact, are reported as a separate component of shareholders’ equity until realized. Investment securities gains and losses are based on the adjusted cost of the specific investment security determined on a specific identification basis.

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

      To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions — prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved — that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as trading gains or losses.

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

      Loans: Loans are carried at amortized cost. Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield using the interest method. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest.

      Direct Financing Leases: Interest and service charges, net of initial direct costs, are deferred and reported as income in decreasing amounts over the life of the lease, which generally average three to four years, so as to provide an approximate constant yield on the outstanding principal balance.

      Allowance for Loan and Lease Losses: The allowance for loan and lease losses is an estimate based on our judgment applying the principles of Statement of Financial Accounting Standards (SFAS) 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

      Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment as nonaccrual loans. An allowance is established when the collateral value, observable market price or discounted cash flows of an impaired loan is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified higher risk graded loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

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

      In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. Effective as of June 30, 2003, we lowered our lowest interest rate stratum from 7% to 5% and split our interest strata by government and conventional loans. We made these changes in our interest rate and product type strata in response to significant changes in economic conditions and in our portfolio that caused a change in predominant risk characteristics. Because our strata changes were prompted largely by changes in economic facts and circumstances, they were accounted for prospectively as a change in estimate. Each stratum is valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used to originally determine the fair value at origination using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in impaired reserve levels. We also compare actual cash collections to projected cash collections and adjust our models as appropriate. In addition, we periodically have independent valuations performed on the portfolio. Other than temporary impairment is recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There is no related direct impact on net income as this other than temporary impairment affects only balance sheet accounts. However, a write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

      Derivative Instruments: All derivative instruments have been recorded at fair value and are classified as other assets or other liabilities in the consolidated balance sheets. The adoption of SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” on January 1, 2001 resulted in a cumulative change in accounting principle, increasing net income by $175 thousand in 2001.

      Derivative instruments that are used in our risk management strategy may qualify for hedge accounting if the derivatives are designated as fair value or cash flow hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a cash flow hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings.

      We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets or other liabilities and marked to market in the consolidated income statements. While we do not seek hedge accounting treatment for these instruments, their economic purpose is to manage the risk of existing exposures to either interest rate risk or foreign currency risk.

      Premises and Equipment: Premises and equipment are recorded at cost less accumulated depreciation. Depreciation is determined by the straight-line method over the estimated useful lives of the assets.

      Venture Capital Investments: Venture capital investments held by Irwin Ventures are carried at fair value with changes in fair value recognized in other income. The investment committee of Irwin Ventures determines the value of these nonpublicly traded investments at the end of each reporting period based upon review of the investee’s financial results, condition, and prospects. Changes in estimated fair values can also be made when an event such as a new round of funding from other private equity investors would cause a change in estimated market value. In the future, should the company have investments in publicly-traded securities, it would look to the traded market value of the investments as the basis of its mark-to-market.

      Other Assets: Included in other assets are real estate properties acquired as a result of foreclosure. Other real estate owned is carried at the lower of the recorded investment in the related loan or fair value of the property less estimated costs to sell.

      Income Taxes: A consolidated tax return is filed for all eligible entities. Deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.

      Cash and Cash Equivalents: For purposes of the statement of cash flows, we consider cash and due from banks to be cash equivalents.

      Stock-Based Employee Compensation: We have two stock-based employee compensation plans, which are described more fully in Note 19. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. To date, the Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the Financial Accounting Standards Board (FASB), Securities and Exchange Commission (SEC) or other relevant authority regarding the standardization of valuation methods, should such guidance be forthcoming. In the absence of a uniform valuation method for public companies, we will continue to disclose the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2003	2002	2001

	(Dollars in thousands)
Net income as reported	$72,817	$53,328	$45,516
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,683)	(2,639)	(1,887)

Proforma net income	$70,134	$50,689	$43,629

Basic earnings per share
As reported	$2.61	$1.99	$2.15
Pro forma	$2.51	$1.89	$2.06
Diluted earnings per share
As reported	$2.45	$1.89	$2.00
Pro forma	$2.36	$1.80	$1.92

      In determining compensation expense above, the fair value of each option was estimated to be $9.70, $6.99, and $11.43 on the date of the grant with the following assumptions for 2003, 2002, and 2001, respectively: risk free interest rates of 3.90%, 4.54%, and 5.26%; dividend yield of 1.00% and volatility of 40% for 2003, 2002 and 2001; and a weighted average expected life of seven years in 2003 and 2002 and ten years in 2001.

      Recent Accounting Developments: We adopted FASB Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures about certain guarantees that are issued. Guarantors are required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. They are also required to disclose (a) the nature of the guarantee, including the approximate term, how it arose, and the events that would require performance under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability; and (d) the nature and extent of any recourse provisions or available collateral that would enable recovery of any amounts paid under the guarantee. The initial recognition and measurement provisions were applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirement became effective on December 15, 2002. See Note 16, “Guarantees,” for a discussion of our guarantees existing at December 31, 2003. The adoption of this statement did not have a material effect on our financial statements.

      In January 2003, the FASB issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” which requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. The primary beneficiary is the party that absorbs a majority of expected losses, receives a majority of expected residual returns, or both, as a result of holding variable interests, which are the ownership, contractual, or other pecuniary interests in the entity. They are required to disclose the (a) nature, purpose, size, and activities of the variable interest entity, (b) the carrying amount and classification of assets that are collateral, and (c) any lack of recourse by creditors to the primary beneficiary. If a primary interest is not held, but a significant variable interest is held, disclosure requirements include (1) the nature, purpose, size and activities of the variable interest entity, (2) exposure to loss, (3) the date and nature of involvement with the entity. This interpretation applies immediately to variable interests created or obtained after January 31, 2003 for interim periods beginning after June 15, 2003.

      We adopted FIN 46 as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets at December 31, 2003. Details about the IFC Trusts and debentures can be found in Note 12, “Other Long-Term Debt.”

      The Trust Preferred Securities currently qualify as Tier 1 regulatory capital. The subordinated debentures do not qualify as Tier 1 regulatory capital, but do qualify for Tier 2 regulatory capital and we believe would continue to be treated as such should the Federal Reserve modify its capital rules due to FIN 46. The Federal Reserve Board has not reached final conclusion on the continued qualification of Trust Preferred Securities but has indicated that until further notice, Trust Preferred Securities will continue to count as Tier 1 regulatory capital. Should the Federal Reserve Board reach a conclusion that Trust Preferred Securities would cease to qualify as Tier 1 regulatory capital, our Tier 1 regulatory capital would be reduced by approximately $143 million. Our Total Capital ratios, including Tier 2 Capital, would remain unchanged and we would maintain capital levels above our policy limits.

      On April 30, 2003 the FASB issued Statement 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS 149), which amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 applies to mortgage loan commitments entered into or modified after June 30, 2003. For these commitments we use a risk management strategy of locking in a price at which we will sell loans at a future price. Accordingly, these contracts are marked to market through earnings. We adopted SFAS 149 as of the effective date and the adoption did not have a material impact on our financial statements.

      In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity (SFAS 150)”, which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS 150 and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The adoption of this statement did not have a material effect on our Financial Statements.

      In October 2003, the FASB added a project to it’s agenda to clarify SFAS 133, as amended by SFAS 137, SFAS 138 and SFAS 149, with respect to determining the fair value of interest rate lock commitments (IRLC). Specifically, the FASB project will address what information should be used to determine the fair value of an IRLC and whether an IRLC should ever be reported as an asset by the issuer. In December 2003, the SEC staff announced that it intends to release a Staff Accounting Bulletin that will require IRLCs issued after April 1, 2004, be accounted for as written options that would be reported as a liability until expiration or termination of the commitment. Similar to many companies in the mortgage industry, we currently recognize IRLCs as assets on the date of interest rate lock commitment. The IRLC asset that was recorded in other assets and gain on sale of loans at December 31, 2003 was $3.8 million. Neither the FASB nor the SEC have issued final technical guidance in this area and as such it is not possible to know for certain the impact of this guidance. However, we believe that the primary effect will be moving the recognition of loan sale gain on first mortgages from interest rate lock commitment date to loan sale date.

      Reclassifications: Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the 2003 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 — Restrictions on Cash and Interest-Bearing Deposits with Financial Institutions

      Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain reserve balances with the Federal Reserve Bank. The total reserve balance at December 31, 2003 was $8.6 million. Additionally, we are required to maintain reserve funds in connection with certain loan securitization activities. Included in accounts receivable at December 31, 2003 is $0.1 million of these reserve funds.

Note 3 — Sales of Receivables

      Under our past securitization program, home equity loans were sold to limited purpose, bankruptcy-remote wholly-owned subsidiaries. In turn, these subsidiaries established separate trusts to which they transferred the home equity loans in exchange for the proceeds from the sale of asset-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the home equity loans, issuing asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, they are classified as qualified special-purpose entities under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

      Prior to 2003, we sold home equity loans and lines of credit in gain-on-sale securitization transactions resulting in the creation of residual interests. We held residual interests totaling $70.5 million and $157.1 million at December 31, 2003 and 2002, respectively. We receive annual servicing fees of approximately 0.5% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investor’s interests. The value of the residual interests are subject to prepayment, credit, and interest rate risks in the transferred financial assets.

      We recognized pretax gains on sale of $2.5 million and $91.4 million on the securitization of home equity loans and lines of credit at our home equity line of business during 2002 and 2001, respectively. No securitizations accounted for as gain on sale took place in 2003. No residual interests of this type have been created since the first quarter of 2002.

      In accounting for the residual assets, we analyze interests on a tranche by tranche basis and perform analysis at the loan level. Key economic assumptions used in measuring the fair value of residual interests at the date of securitization resulting from the one securitization completed during the year 2002 were as follows:

Prepayment speed (annual rate)	22.00%
Weighted-average life (in years)	2.83
Expected credit losses (annual rate)	1.14%
Residual cash flows discounted at	18.00
Interest rates on adjustable notes	LIBOR plus contractual spread ranging from 22 to 200 basis points

      At December 31, 2003, key economic assumptions and the sensitivity of the current fair value of all residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions were as follows:

Home Equity Loans and Lines of Credit

(Dollars in thousands)
Balance sheet carrying value of residual interests — fair value	$70,519
Weighted-average life (in years)	1.21
Prepayment speed assumptions (annual rate)	37.82%
Impact on fair value of 10% adverse change	$(688)
Impact on fair value of 25% adverse change	(2,044)
Expected credit losses (annual rate)	8.14%
Impact on fair value of 10% adverse change	$(4,905)
Impact on fair value of 25% adverse change	(12,129)
Residual cash flows discount rate (annual rate)	18.82%
Impact on fair value of 10% adverse change	$(1,356)
Impact on fair value of 25% adverse change	(3,304)

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 25 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities.

      Static pool credit losses are calculated by summing the actual and projected future credit losses and dividing them by the original balance of each pool of assets. The amount shown here for each year is calculated based on all securitizations occurring in that year accounted for using gain-on-sale methodology.

      Actual and projected credit losses (%) as of:

	Home Equity Loans and Lines of Credit Securitized in

	1995	1996	1997	1998	1999	2000	2001	2002
December 31, 2003

	(Dollars in thousands)
Actual to date	2.30%	1.05%	1.27%	1.69%	4.38%	6.32%	5.39%	4.69%
Projected future cumulative	—	—	—	0.61	0.56	1.96	3.94	4.37

Total losses	2.30	1.05	1.27	2.30	4.94	8.28	9.33	9.06
Original balance securitized	$51,584	$139,996	$229,994	$160,470	$433,606	$1,128,398	$1,042,462	$31,708

      The table below summarizes the cash flows received from (paid to) securitization trusts during the three years ended December 31, 2003, where gain-on-sale accounting was previously applied:

	2003	2002	2001

	(Dollars in thousands)
Proceeds from new securitizations	$—	$31,708	$1,072,177
Collections used by the trust to purchase new home equity loan balances	—	—	6,501
Servicing fees received	8,686	14,479	10,741
Net cash flows received on residual interests(1)	55,272	53,626	45,645
Cash received upon release from reserve accounts	136	271	135
Purchases of delinquent or foreclosed assets	—	(75)	(701)
Servicing advances	(7,199)	(13,458)	(42,483)
Reimbursements of servicing advances	7,419	15,234	43,319
Prepayment interest shortfalls paid out as compensating interest	(2,234)	(2,664)	—

Total	$62,080	$99,121	$1,135,334

(1)	Cash flows received on residual interests are net of $2.1 million, $4.8 million and $31.9 million in 2003, 2002, and 2001, respectively, used to over-collateralize the trusts. During 2002 and 2001, respectively, $48 thousand and $6.0 million was paid to over-collateralize the trusts at the time of securitization.

      Delinquency amounts for the managed portfolio:

	Total Principal Amount	Delinquent Principal Over 30
	of Loans at	Days(2) for the Year Ended	Delinquency
	December 31, 2003	December 31, 2003	Percentage

	(Dollars in thousands)
Managed loans comprised of:
Loans held for investment	$695,956	$25,926	3.7%
Loans held for sale	$201,271	206	0.1
Loans securitized, servicing and residual retained(1)	616,062	62,687	10.2

Total managed portfolio	$1,513,289	$88,819	5.9

(1)	Represents the principal amount of the loan. Residual interests held for securitized assets are excluded from this table because they are recognized separately.

(2)	Includes bankruptcies, foreclosures and other real estate owned.

Credit Losses for the Managed Portfolio

      Actual credit losses, net of recoveries during the year ended December 31, 2003 were $72.5 million related to loans securitized and loans held for investment. Of this amount, $21.3 million related to unsold loans while $51.2 million related to securitized loans.

Note 4 — Investment Securities

      The amortized cost, fair value, and carrying value of investment securities held at December 31, 2003 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$19,997	$—	$—	$19,997	$19,997
Obligations of states and political subdivisions	3,960	8	—	3,968	3,960
Mortgage-backed securities	866	7	—	873	866
Other	133	—	—	133	133

Total held-to-maturity	24,956	15	—	24,971	24,956

Available-for-Sale:
U.S. Treasury and government obligations	998	—	(1)	997	997
Mortgage-backed securities	1,208	—	(35)	1,173	1,173
Other	65,433	—	(34)	65,399	65,399

Total available-for-sale	67,639	—	(70)	67,569	67,569

Total investment securities	$92,595	$15	$(70)	$92,540	$92,525

   The amortized cost, fair value, and carrying value of investment securities held at December 31, 2002 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
Obligations of states and political subdivisions	$4,210	$299	$—	$4,509	$4,210
Mortgage-backed securities	1,006	—	(4)	1,002	1,006
Other	133	—	—	133	133

Total held-to-maturity	5,349	299	(4)	5,644	5,349

Available-for-Sale:
U.S. Treasury and government obligations	14,992	—	—	14,992	14,992
Mortgage-backed securities	722	10	—	732	732
Other	46,883	—	(8)	46,875	46,875

Total available-for-sale	62,597	10	(8)	62,599	62,599

Total investment securities	$67,946	$309	$(12)	$68,243	$67,948

      Included within available-for-sale investment securities is $63 million and $46 million of FHLB and Federal Reserve Bank stock at December 31, 2003 and 2002, respectively, for which there is no readily determinable market value.

      The amortized cost and estimated value of investment securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Held-to-Maturity:
Due in one year or less	$20,250	$20,250
Due after five years through ten years	220	223
Due after ten years	3,620	3,625

	24,090	24,098
Mortgage-backed securities	866	873

	$24,956	$24,971

Available-for-Sale:
Due in one year or less	$2,957	$2,924
Due after one year through five years	100	98
Due after ten years	63,374	63,374

	66,431	66,396
Mortgage-backed securities	1,208	1,173

	67,639	67,569

Total investment securities	$92,595	$92,540

      Investment securities of $1.3 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2003. During 2003 and 2002, there were no sales or calls on investment securities. In 2001 there were no sales of “available-for-sale” investment securities. In 2001, “held-to-maturity” investment securities totaling $0.3 million were called resulting in an immaterial loss.

Note 5 — Loans and Leases

      Loans and leases are summarized as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Commercial, financial and agricultural	$1,503,619	$1,347,962
Real estate-construction	306,669	314,851
Real estate-mortgage	859,541	777,865
Consumer	27,370	27,857
Direct financing leases
Domestic	364,413	291,711
Foreign	207,355	133,784
Unearned income
Domestic	(78,875)	(59,287)
Foreign	(29,038)	(19,467)

Total	$3,161,054	$2,815,276

      At December 31, 2003, we pledged mortgage loans held for investment with a carrying value of $0.6 billion as collateral for bonds payable to investors (See Note 11).

      Federal Home Loan Bank borrowings are collateralized by $1.0 billion in loans and loans held for sale at December 31, 2003.

      Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.

      We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans outstanding at December 31, 2003 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2003 and 2002 represented less than 1% of total equity and is considered immaterial.

Note 6 — Allowance for Loan and Lease Losses

      Changes in the allowance for loan and lease losses are summarized below:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$50,936	$22,283	$13,129
Provision for loan and lease losses	47,583	43,996	17,505
Reduction due to sale of loans and leases and other	(234)	—	(6)
Reduction due to reclassification of loans	(690)	—	—
Foreign currency adjustment	582	17	(140)
Recoveries	3,420	2,870	1,548
Charge-offs	(37,312)	(18,230)	(9,753)

Balance at end of year	$64,285	$50,936	$22,283

      At December 31, 2002, we reported impaired loans totaling $50.5 million which included nonaccrual loans of $13.8 million and loans classified by management based upon our internal grading system. This amount included $36.4 million of impaired loans with $7.0 million of related allowance and $14.1 million with no related allowance. At December 31, 2003, impaired loans of $20.4 million include only nonaccrual loans. The 2003 amount includes $9.6 million of impaired loans with $2.8 million of related allowance and $10.8 million of impaired loans with no related allowance. Loans classified by management but not considered impaired at December 31, 2003 totaled $22.5 million with no related allowance.

      For the year ended December 31, 2003, the average balance of impaired loans was $18.3 million, for which $0.5 million of interest was recorded. For the years ended December 31, 2002 and 2001, respectively, $0.5 million and $2.3 million of interest income was recorded on average impaired loans balances of $42.4 million and $16.6 million.

Note 7 — Servicing Assets

      Included on the consolidated balance sheets at December 31, 2003 and 2002 were $380.1 million and $174.9 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of loans serviced by us for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets.

Mortgage Servicing Asset:

	December 31,

	2003	2002

	(Dollars in thousands)
Beginning balance	$174,935	$228,624
Additions	296,551	180,627
Amortization	(135,519)	(62,191)
Recovery of (provision for) impairment	44,516	(146,370)
Reduction from servicing sales	(360)	(25,755)

	$380,123	$174,935

      We have established a valuation allowance to record servicing assets at their fair market value if less than the carrying value on a strata-by-strata basis. Changes in the allowance are summarized below:

	December 31,

	2003	2002	2001

	(Dollars in thousands)
Balance at beginning of year	$159,865	$13,495	$14,204
Provision for (recovery of) impairment	(44,516)	146,370	11,321
Other than temporary impairment(1)	(38,480)	—	(12,030)

Balance at end of year	$76,869	$159,865	$13,495

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

      The servicing assets had a fair value of $393.5 million and $180.5 million at December 31, 2003 and 2002, respectively. At December 31, 2003, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

Carrying amount of mortgage servicing rights	$380,123
Constant prepayment speed	8.60%
Impact on fair value of 10% adverse change	(16,516)
Impact on fair value of 20% adverse change	(31,058)
Discount rate	9.81%
Impact on fair value of 10% adverse change	(8,970)
Impact on fair value of 20% adverse change	(17,482)

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in value based on a 10% and 20% variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

      The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $31.8 billion and $18.6 billion at December 31, 2003 and 2002, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2003 were as follows:

Prepayment rates	4.34- 23.55	% (1)
Discount rates	8.50- 12.00	% (1)

(1)	The mortgage banking component of consolidated servicing assets was 93%. The prepayments rates range from 4.34% to 14.18% and discount rates range from 8.5% to 11.5% at this line of business.

Note 8 — Premises and Equipment

      Premises and equipment are summarized as follows:

	December 31,

	2003	2002	Useful Lives

	(Dollars in thousands)
Land	$2,135	$2,293	n/a
Building and leasehold improvements	22,840	20,115	7-40 years
Furniture and equipment	52,096	52,003	3-10 years

	77,071	74,411
Less accumulated depreciation	(44,863)	(42,013)

Total	$32,208	$32,398

      Amounts charged to other expense for depreciation amounted to $7.7 million, $7.5 million, and $5.2 million in 2003, 2002, and 2001, respectively.

Note 9 — Lease Obligations

      At December 31, 2003, we leased certain branch locations and office equipment used in our operations.

      Operating lease rental expense was $26.0 million in 2003, $21.6 million in 2002, and $19.8 million in 2001.

      The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

Year ended December 31:	(Dollars in thousands)
2004	$17,243
2005	14,206
2006	11,160
2007	6,823
2008	3,451
Thereafter	9,639

Total minimum rental payments	$62,522

Note 10 — Short-Term Borrowings

      Short-term borrowings are summarized as follows:

	December 31,

	2003	2002

	(Dollars in thousands)
Drafts payable related to mortgage loan closings	$72,686	$200,701
Commercial paper	16,415	14,121
Federal Home Loan Bank borrowings	286,000	527,000
Federal funds	53,600	30,000
Lines of credit and other borrowings	1,057	221,302

	$429,758	$993,124

Weighted average interest rate	1.61%	2.30%

      Drafts payable are related to mortgage closings at the end of December which have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

      Commercial paper is payable to a company controlled by a significant shareholder and director of the Corporation.

      Federal Home Loan Bank borrowings are collateralized by $1.0 billion in loans and loans held for sale at December 31, 2003.

      At December 31, 2003 we have lines of credit available of $1.2 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 1.60% to 2.37%.

Note 11 — Collateralized Borrowings

      We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions by failing the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.6 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have an interest only senior note on both securitizations at the home equity lending line of business which as of December 31, 2003 had a combined notional balance of $61.7 million (which does not represent the amount at risk). These senior notes pay interest at 10% and mature on December 25, 2004 and September 25, 2005.

      Collateralized borrowings are summarized as follows:

		Interest Rate at
		December 31,	December 31,	December 31,
	Contractual Maturity	2003	2003	2002

	(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/4/2010	2.14%	$51,694
2003 Canadian asset backed note	11/1/2008	3.63	77,902
Home equity line of business
2003-1 asset backed notes:
Combined variable rate senior note	2/28/2028	1.66	160,874
Combined variable rate subordinate note	2/28/2028	3.18	61,763
Unamortized premium/discount			4,446
2002-1 asset backed notes:
Combined variable rate senior note	7/25/2023 to 6/25/2029	1.40	156,699	312,997
Combined variable rate subordinate note	2/25/2029	2.69	72,551	72,551
Unamortized premium/discount			4,202	5,877

Total			$590,131	$391,425

Note 12 — Other Long-Term Debt

      At December 31, 2003 and 2002 we had $270 million and $30 million, respectively, of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014 as well as a mortgage note outstanding for $0.1 million with an interest rate of 8.50% and a maturity date of April 2008.

      We also have obligations represented by subordinated debentures at December 31, 2003 of $240 million and trust preferred securities prior to that date of $233 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we are not consolidating these trusts. Refer to Note 1 for information regarding the accounting change for these securities. These debentures are the sole assets of these trusts as of December 31, 2003. All debentures and securities are callable at par after five years from origination date. These securities are all Tier 1 qualifying capital at December 31, 2003. In the fourth quarter of 2003 we redeemed IFC Capital Trust I for $50 million and issued IFC Statutory Trust VII for $50 million. In connection with this redemption, we wrote off $1.6 million of unamortized bond issuance costs. Highlights about these debentures and the related trusts are listed below:

				Subordinated	Securities
				Debt	Outstanding

		Interest Rate at		December 31,
	Origination	December 31,	Maturity
Name	Date	2003	Date	2003	2002	Other

	(Dollars in thousands)
IFC Capital Trust I	Jan 1997	9.25%	Mar 2027	$—	$50,000
IFC Capital Trust II	Nov 2000	10.50	Sep 2030	53,351	51,750
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	51,750	initial conversion ratio of 1.261 shares of common stock to 1 convertible preferred security
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,000
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,000
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	34,500
IFC Statutory Trust VII	Nov 2003	4.08	Nov 2033	51,547	—	rate changes quarterly at three month LIBOR plus 290 basis points

				$240,125	$233,000

Note 13 — Commitments and Contingencies

      Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class and the case was remanded for further proceedings in the federal district court.

      In November 2001, by order of the district court, the parties filed supplemental briefs analyzing the impact of an October 18, 2001 policy statement issued by the Department of Housing and Urban Development (HUD) that explicitly disagreed with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case. In response to a motion from Irwin Mortgage, in March 2002, the district court granted Irwin Mortgage’s motion to stay proceedings in this case until the 11th Circuit decided the three other RESPA cases originally argued before it with this case.

      The 11th Circuit subsequently decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in this case. In March 2003, Irwin Mortgage filed a motion to decertify the class and the plaintiffs filed a renewed motion for summary judgment. On October 2, 2003 the case was reassigned to another U.S. district court judge. In response to an order from the court, the parties met and submitted a joint status report at the end of October 2003.

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

      As discussed in prior periodic reports, other cases filed against our mortgage subsidiary alleging RESPA and violations similar to those in this case were settled in 2003 for nonmaterial amounts. Irwin Mortgage intends to defend this lawsuit vigorously and believes it has numerous defenses to the alleged violations. Irwin Mortgage further believes that the 11th Circuit’s RESPA rulings in the cases argued before it with this one provide grounds for reversal of the class certification in this case. We have no assurance, however, that Irwin Mortgage will be successful in defeating class certification or will ultimately prevail on the merits. However, we expect that an adverse outcome in this case could result in substantial monetary damages that could be material to our financial position. We have not established any reserves for this case and are unable at this stage of the litigation to form a reasonable estimate of potential loss that we could suffer.

      In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June, 2003, Irwin Leasing filed a motion for summary judgment. Oral argument was held on August 27, 2003. On October 8, 2003, the court granted Irwin Leasing’s motion for summary judgment, dismissing the plaintiff’s complaint. On October 22, 2003, the plaintiff filed a notice of appeal. The appeal is currently in the briefing process. We have not established any reserves for this case. Although we believe the trial court’s decision is well-reasoned, we cannot predict at this time whether we will prevail on appeal.

      Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a class action lawsuit, filed in the U.S. District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust from an unaffiliated third-party originator. The plaintiffs allege a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

      On September 30, 2002, the court granted plaintiffs’ motion for certification of a class, subject to certain limitations. In October 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. In May 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the plaintiff class. In October 2003, the court of appeals denied our application for appellate review of the district court’s certification of the class.

      As originally specified, the plaintiff class was limited to those borrowers who obtained a mortgage loan originated with prepayment penalty provisions by the third-party originator during the three-year period prior to the filing of the suit. As more recently defined by the court, the class has been further restricted to those borrowers who refinanced their loans and paid a prepayment penalty. Only high-rate loans that are subject to the provisions of the Home Ownership and Equity Protection Act of 1994 would be included in the class.

      Limited discovery on issues pertaining to class certification and the merits of plaintiffs’ individual claim has been conducted. The actual number of plaintiff borrowers will be determined only after a review of loan files. Nevertheless, after performing a limited analysis of the approximately 200 loans acquired directly from the third-party originator and the approximately 7,800 loans acquired from others through bulk acquisitions that may include loans from the third-party originator, we believe that fewer than 100 loans will qualify for inclusion in the class. Because this case is in the early stages of litigation, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

      Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.4 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals

ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage is considering whether to appeal further. We have reserved for this case based upon advice of our legal counsel.

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Circuit Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination on class certification will precede any action on Irwin Mortgage’s summary judgment motion. On January 9, 2004, the Plaintiff filed a Supplemental Brief and Submission of Additional Evidence in Support of Class Certification. A hearing on plaintiff’s summary judgment motion is scheduled for March 15, 2004. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003 and responded to plaintiff’s initial discovery requests on December 19, 2003. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

      In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41,000,000 in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. However, we are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

      We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate, based upon the advice of legal counsel.

Note 14 —	Financial Instruments With Off-Balance Sheet Risk

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

      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2003 and 2002 were $546.5 million and $495.6 million, respectively. These loan commitments include $418.6 million of floating rate loan commitments and $127.9 million of fixed rate loan commitments. We had approximately $30.8 million and $24.6 million in irrevocable standby letters of credit outstanding at December 31, 2003 and 2002, respectively.

Note 15 —	Derivative Financial Instruments

      Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the consolidated income statements. While we do not seek hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

      We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of December 31, 2003. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a gain of $0.3 million included in other income during the year ended December 31, 2003 related to this swap.

      We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At December 31, 2003, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $0.9 billion and $2.2 billion at December 31, 2003 and 2002, respectively. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at December 31, 2003 was $3.2 million and the hedge ineffectiveness for the year then ended was a loss of $16.2 million. The effect of these hedging activities was recorded through earnings as a component of gain from sale of loans.

      We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. A net decrease in fair value of these derivatives totaling $27.6 million was recorded in 2003 as gain from sale of loans. At December 31, 2003, we had a notional amount of rate lock commitments outstanding totaling $0.7 billion with a fair value of $3.8 million. Notional amounts do not represent the amount at risk.

      Our commercial finance line of business has, on four occasions in 2003, delivered fixed rate leases into conduits that fund them using floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is hedged with a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of year end, the notional value and year-to-date loss on the interest rate caps were $47.8 million and $0.1 million, respectively. In addition, we also used Eurodollar futures contracts to hedge rate risk in this structure. As of December 31, 2003, the total notional amount and year-to-date gain on the Eurodollar futures were $120.0 million and gain of $0.1 million, respectively.

•	In the fourth quarter of 2003, we delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch was similar in nature to that described above. To hedge the mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, we entered into an amortizing CAD interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The U.S. dollar-equivalents of the CAD-based notional amounts and year-to-date gain on these swaps at December 31, 2003 were $74.5 million and $33 thousand, respectively.

      Our home equity line of business originates a relatively small amount of first mortgage loans. We enter into forward commitments to protect against interest rate fluctuations between the date of origination and the date a sale price is locked in. These loans are typically sold within a month of origination. As of year end, we had outstanding commitments with a notional amount of $2.4 million. We recorded derivative loss on this activity of $0.2 million in 2003.

      Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. To manage such mismatches, we own three interest rate caps, which had a fair value of $0.8 million and a notional amount of $56.6 million at December 31, 2003. We classify interest rate caps as other assets on the consolidated balance sheets and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, a negative adjustment to fair value of $25 thousand, net of tax, on these cash flow derivatives was recorded through accumulated other comprehensive income in 2003. We record adjustments to fair value for the third interest rate cap, which does not qualify for hedge accounting, as other income on the consolidated income statements. For the year ended December 31, 2003, we recorded a $14 thousand loss related to this derivative product.

      We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is based on the three-month LIBOR rate. For the year ended December 31, 2003, we recorded losses of $0.3 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the consolidated income statements as derivative gains. At December 31, 2003, we held $8 billion in notional amount of Eurodollar contracts, with expiration that ranged from the first quarter 2004 to the fourth quarter of 2009. We also held open swaption positions with a notional value totaling $10 billion at December 31, 2003, with a final maturity of January 2, 2004. For the year ended December 31, 2003, we recorded losses on swaptions, including premiums paid, totaling $21.2 million. The size and mix of these positions change during the year so period-end positions may not be indicative of our net risk exposure throughout the year. Notional amounts do not represent the amount of risk.

      We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $79.1 million in forward contracts outstanding as of December 31, 2003. For the year ended December 31, 2003, we recognized losses on these contracts of $23.0 million. These contracts are marked to market with gains and losses included in other expense on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $22.2 million for the year ended December 31, 2003.

Note 16 —	Guarantees

      Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below:

      We sell loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2003 and 2002, we had approximately $21.6 million and $10.8 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Sold loans for which these guarantees apply totaled approximately $22.9 billion in 2003 and $11.0 billion in 2002.

      We also sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-120 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2003 and 2002, respectively, we had approximately $0.8 million and $0.7 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $0.7 billion in 2003 and $0.6 billion in 2002.

      In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $49.3 million at December 31, 2003 and $34.5 million at December 31, 2002. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2003 and 2002, we had $2.1 million and $2.2 million recorded as an estimate for possible losses on these advances in other liabilities.

      We also service loans on behalf of private and agency investors and occasionally sell the servicing rights on these loans to third-party servicers. The typical servicing contract requires us to indemnify and hold the investor harmless against any loss arising from our failure to abide by the servicing guidelines adopted by the investor or from our breach of any representation or warranty made in connection with the sale. Some of the more common servicing sale representations and warranties include: (i) each loan is in full compliance with investor requirements; insurer requirements; and federal, state, and local laws and regulations; (ii) seller and all prior servicers have serviced and maintained the loans in accordance with investor requirements; and (iii) each custodial file and all documents related thereto is true, correct and complete in all material respects. The loss estimate recorded for these guarantees at December 31, 2003 and 2002, was $0.9 million and $0.6 million.

      We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2007. The maximum potential future payments guaranteed by us under these arrangements is $21.4 million and $28.1 million at December 31, 2003 and 2002, respectively.

      We provide an operating performance guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2003, our subsidiary had borrowings totaling $78 million for which our guarantee applied.

      We provide merchant processing services for certain of our commercial customers. These services entail accepting merchant deposits of credit card transactions. Under credit card chargeback rules we are contingently liable for any billing disputes between the card company and its customer. As these disputes arise, the card company charges us and credits its customer. We then pass the “charge-back” on to the depositing merchant. If for any reason the merchant is unwilling or unable to reimburse us for its payment to the credit card company, we must bear the loss.

      We have policies and procedures in place to evaluate customer creditworthiness prior to offering merchant processing services to the customer. During 2003 and 2002, respectively, we accepted approximately $60.2 million and $53.3 million in merchant deposits and received an estimated $0.1 million and $0.3 million in charge-backs. We incurred no losses on these charge-backs. Any future losses are expected to be immaterial and as such, no loss accrual has been established.

Note 17 —	Regulatory Matters

      Irwin Financial Corporation and its bank subsidiaries, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines, Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2003, that we have met all capital adequacy requirements to which we are subject. In addition, our Board of Directors has established minimum total capital standards for Irwin Financial and Irwin Union Bank and Trust of 11% and 12%, respectively.

      As of December 31, 2003, we were categorized as “Well Capitalized” under the regulatory framework for Prompt Corrective Action. To be categorized as well capitalized Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. must exceed minimum total risk-based, Tier I risk-based, and Tier I capital to average assets ratios. There have been no conditions or events that we believe have changed this category.

      The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios under the regulatory framework:

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$740,531	15.1%	$391,304	8.0%	$489,130	10.0%
Irwin Union Bank and Trust	605,475	14.0	345,512	8.0	431,890	10.0
Irwin Union Bank, F.S.B	41,459	19.1	17,333	8.0	21,666	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	556,793	11.4	195,652	4.0	293,478	6.0
Irwin Union Bank and Trust	520,996	12.1	172,756	4.0	259,134	6.0
Irwin Union Bank, F.S.B.	40,432	18.7	N/A		13,000	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	556,793	11.2	199,620	4.0	249,524	5.0
Irwin Union Bank and Trust	520,996	11.2	186,481	4.0	233,101	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	40,432	8.7	18,565	4.0	23,206	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B	40,432	8.7	6,962	1.5	N/A
As of December 31, 2002
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$658,156	13.2%	$399,673	8.0%	$499,592	10.0%
Irwin Union Bank and Trust	498,978	12.4	322,303	8.0	402,879	10.0
Irwin Union Bank, F.S.B	28,970	21.2	10,928	8.0	13,659	10.0

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	462,064	9.3	199,837	4.0	299,755	6.0
Irwin Union Bank and Trust	418,676	10.4	161,152	4.0	241,727	6.0
Irwin Union Bank, F.S.B	28,440	20.8	N/A		8,196	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	462,064	9.7	191,237	4.0	239,046	5.0
Irwin Union Bank and Trust	418,676	9.8	170,877	4.0	213,597	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B	28,440	9.0	12,598	4.0	15,748	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B	28,440	9.0	4,724	1.5	N/A

Note 18 —	Fair Values of Financial Instruments

      Fair value estimates, methods and assumptions are set forth below for our financial instruments:

      Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values.

      Interest-bearing deposits with financial institutions, Deposit liabilities, Short-term borrowings, Long-term and collateralized debt, and Company-obligated mandatorily redeemable preferred securities of subsidiary trust: The fair values were estimated by discounting cash flows, using interest rates currently being offered for like assets and like liabilities with similar terms.

      Loans and leases and loans held for sale: The fair values were estimated by discounting cash flows, using interest rates currently being offered for like assets with similar terms, to borrowers with similar credit quality, and for the same remaining maturities.

      Residual interests and servicing assets: The carrying amounts reported in the consolidated balance sheets for residual interests approximate those assets’ fair values. Fair value for residual interests and servicing assets is calculated using the methodologies specified in Note 1.

      Investment securities: Fair values for investment securities were based on quoted market prices when available. For securities which had no quoted market prices, fair values were estimated by discounting future cash flows using current rates on similar securities.

      Derivative instruments: The carrying amounts reported in the consolidated balance sheets for derivative instruments approximate those assets’ fair values. The estimated fair values of derivative instruments are determined using methodologies discussed in Note 15.

      Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2003 and 2002. As of December 31, 2003 and 2002, our loan commitments had a notional amount of $884.2 million and $495.6 million, respectively. Our standby letters of credit had a notional amount of $30.8 million and $24.6 million at December 31, 2003 and 2002, respectively.

      The estimated fair values of our financial instruments at December 31, were as follows:

	2003		2002

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$140,810	$140,810	$157,771	$157,771
Interest-bearing deposits with financial institutions	81,166	81,365	34,418	35,005
Trading assets	71,491	71,491	157,514	157,514
Investment securities	92,525	92,540	67,948	68,243
Loans held for sale	883,895	884,803	1,314,849	1,317,708
Loans and leases, net of unearned discount	3,161,054	3,224,674	2,815,276	2,997,778
Servicing asset	380,123	393,540	174,935	180,478
Derivatives	12,809	12,809	50,017	50,017
Financial liabilities:
Deposits	2,899,662	2,880,075	2,693,810	2,695,326
Short-term borrowings	429,758	429,759	993,124	1,003,652
Collateralized debt	590,131	581,862	391,425	394,308
Other long-term debt	270,184	279,704	30,070	30,070
Derivatives	29,851	29,851	15,067	15,067
Company-obligated mandatorily redeemable preferred securities of subsidiary trust	—	—	233,000	236,619

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

      The fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of our long-term relationships with depositors and the benefit that results from the low cost funding provided by deposit liabilities. In addition, significant assets which were not considered financial instruments and were therefore not a part of the fair value estimates include accounts receivable and premises and equipment.

Note 19 — Shareholders’ Equity

      We have a stock plan which provides up to 300,000 shares of our common stock to be used to compensate Business Development Board members. During 2003 and 2002, 11,289 shares and 11,099 shares were issued at a weighted average price of $20.27 and $18.48, respectively, as part of this plan.

      We also have a stock plan to compensate our Directors with our common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of our common stock. In 2003 and 2002, respectively, we granted 23,776 and 6,360 shares under this plan at a weighted average fair value of $17.14 and $17.73. In addition, we have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

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

For all plans, the exercise price of each option, which has a ten-year life and a vesting period of four years beginning the year granted, is equal to the market price of our stock on the grant date. Vested outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. In 2003, we awarded 8,796 shares of common stock in restricted stock grants at a weighted average fair value of $25.51 through this plan. We did not issue any restricted stock grants in 2002.

      Activity in the above plans for 2003, 2002, and 2001 is summarized as follows:

	2003		2002		2001

		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	shares	exercise price	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,083,156	$17.22	1,673,908	$17.02	1,616,259	$13.37
Granted	574,421	22.36	532,180	16.10	416,197	22.13
Exercised	(420,118)	13.30	(100,701)	7.19	(329,053)	5.25
Canceled	(60,494)	19.08	(22,231)	20.91	(29,495)	20.55

Outstanding at the of the year	2,176,965	19.28	2,083,156	17.22	1,673,908	17.02

Exercisable at the end of the year	1,428,465	$18.70	1,410,766	$16.89	1,162,817	$15.46

      The table below show options outstanding and exercisable by price range as of December 31, 2003.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of Exercise Prices	December 31, 2003	Contractual Life	Exercise Price	December 31, 2003	Exercise Price

$ 7.84 - $15.31	312,087	2.67	$11.15	312,087	$11.15
$15.65 - $16.50	399,378	8.10	15.67	195,058	15.68
$16.96 - $21.38	573,766	7.18	19.43	449,460	19.17
$21.97 - $22.46	510,925	9.30	22.46	127,075	22.45
$22.63 - $31.44	380,809	5.77	25.24	344,785	25.26

$ 7.84 - $31.44	2,176,965	6.95	$19.28	1,428,465	$18.70

      On June 30, 2002 our 96,336 of preferred shares met the conversion requirements and converted at 1.25x to common shares.

Note 20 — Earnings Per Share

      Earnings per share calculations are summarized as follow:

	Basic	Effect of	Effect of	Effect of	Diluted
	Earnings	Stock	Preferred	Convertible	Earnings
	Per Share	Options	Shares	Shares	Per Share

	(Dollars in thousands, except per share amounts)
2003
Net income	$72,817	$—	$—	$2,715	$75,532
Shares	27,915	325	—	2,610	30,850

Per-share amount	$2.61	(0.03)	—	(0.13)	$2.45

2002
Net income before cumulative effect of change in accounting principle	$52,833	$—	$—	$2,801	$55,634
Shares	26,829	164	72	2,610	29,675

Per-share amount	1.97	(0.01)	(0.01)	(0.08)	1.87

Cumulative effect of change in accounting principle	495				495

Per-share amount	0.02				0.02

Net income	53,328				56,129

Per-share amount	$1.99				$1.89

2001
Net income before cumulative effect of change in accounting principle	$45,341	$—	$—	$2,801	$48,142
Shares	21,175	292	96	2,610	24,173

Per-share amount	2.14	(0.03)	(0.01)	(0.11)	1.99

Cumulative effect of change in accounting principle	175				175

Per-share amount	0.01				0.01

Net income	45,516				48,317

Per-share amount	$2.15				$2.00

      In 2003, 2002 and 2001, 398,544, 758,030 and 562,764 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they were antidilutive.

Note 21 —	Income Taxes

      In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. Our subsidiary, Onset Capital (and related entities) files and pays taxes to certain Canadian revenue authorities.

Our provision for tax expense is based on analysis of our current and future tax liabilities. Income tax expense is summarized as follows:

	2003	2002	2001

	(Dollars in thousands)
Current:
Federal	$(254)	$71,309	$2,580
State	384	17,260	34
Foreign	2,196	—	—

	2,326	88,569	2,614

Deferred:
Federal	36,627	(44,551)	22,876
State	8,732	(10,620)	3,369
Foreign	(2,100)	—	—

	43,259	(55,171)	26,245

Income tax expense:
Federal	36,373	26,758	25,456
State	9,116	6,640	3,403
Foreign	96	—	—

	$45,585	$33,398	$28,859

      Our deferred tax assets and liabilities consisted of the following:

	December 31,

	2003	2002

	(Dollars in thousands)
Deferred tax assets:
Deferred securitization income	5,406	—
Loan and lease loss reserve	34,348	26,836
Deferred origination fees and costs	1,326	4,495
Deferred compensation	5,542	5,857
Mark to market	4,921	2,175
Net operating loss carryforward	4,907	—
Other, net	3,699	1,023

	60,149	40,386

Deferred tax liabilities:
Mortgage servicing	$(142,485)	$(55,898)
Deferred securitization income	—	(22,181)
Retirement benefits	(284)	(1,078)
Fixed assets	(3,807)	(4,397)

	$(146,576)	$(83,554)

Net deferred tax liability	$(86,427)	$(43,168)

      A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate to income before income taxes is summarized as follows:

	2003	2002	2001

	(Dollars in thousands)
Income taxes computed at the statutory rate	$41,441	$30,181	$25,969
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(115)	(127)	(141)
State tax, net of federal benefit	5,926	4,316	2,212
Foreign operations	(1,112)	—	—
Other items — net	(555)	(972)	819

	$45,585	$33,398	$28,859

Note 22 — Employee Retirement Plans

      We have contributory retirement and savings plans which cover all eligible employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60% by us up to 5% of the employee’s compensation.

      The matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The expense to match employee contributions for the years ended December 31, 2003, 2002 and 2001 was $2.7 million, $2.0 million and $1.5 million, respectively.

      We have a defined benefit plan covering eligible employees of adopting subsidiaries. The benefits are based on years of service and the employees’ compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We use December 31 as the measurement date for our plan.

      The following table sets forth amounts recognized in our balance sheet:

	December 31,

	2003	2002

	(In thousands)
Change in benefit obligation
Benefit obligation at January 1,	$19,317	$15,501
Service cost	1,395	1,122
Interest cost	1,295	1,149
Amendments	—	305
Actuarial loss	2,861	1,604
Benefits paid	(547)	(364)

Benefit obligation at December 31,	$24,321	$19,317

Change in plan assets:
Fair value plan assets at January 1,	$15,963	$13,361
Actual return on plan assets	4,236	(2,034)
Benefits paid	(547)	(364)
Employer contributions	900	5,000

Fair value plan assets at December 31,	$20,552	$15,963

Funded status	(3,769)	(3,354)
Unrecognized prior service cost	347	384
Unrecognized net actuarial loss	8,834	9,641

Net amount recognized as prepaid pension cost	$5,412	$6,671

      The accumulated benefit obligation for our plan was $19.7 million and $15.8 million at December 31, 2003 and 2002, respectively.

      The net pension cost for 2003, 2002 and 2001 included the following components:

	2003	2002	2001

	(In thousands)
Service cost	$1,395	$1,122	$750
Interest cost	1,295	1,149	971
Expected return on plan assets	(1,252)	(1,112)	(888)
Amortization of prior service cost	37	52	25
Amortization of actuarial loss	684	396	123

Net pension cost	$2,159	$1,607	$981

      Assumptions:

	2003	2002

Weighted average assumptions:
To determine benefit obligations at December 31,
Discount rate	6.00%	6.75%
Rate of average compensation increase	3.83%	3.83%
To determine net periodic cost for the years ended December 31,
Discount rate	6.75%	7.00%
Return on plan assets	8.00%	8.50%
Rate of average compensation increase	3.83%	3.83%

      To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption listed above.

Plan Assets

      Our pension plan asset allocation at December 31, 2002, and 2003, and target allocation for 2004, by asset category are as follows:

	Percentage of
	Plan Assets

Asset Category	2003	2002

Equity securities	78%	54%
Corporate bonds	16	14
Cash equivalents	6	32

	100%	100%

Target
Allocation
Asset Category	2004

Equity securities
Domestic	50-65%
International	15-25%
Corporate bonds	15-25%
Cash equivalents	0-10%

      Each mutual fund in which the portfolio invests will be reviewed on a quarterly basis and rebalanced back to the normal weighting if the actual weighting varies by 2% or more from the targeted weighting. The allocation of assets in the portfolio may deviate from target allocation when market conditions warrant. Such deviations are designed primarily to reduce overall investment risk in the long term. In addition, allocations may deviate from target shortly after cash contributions are made to the plan, but prior to the rebalancing of these portfolios.

      The portfolio will be managed in a style-neutral manner that seeks to minimize principal fluctuations over the established time horizon and that is consistent with the portfolio’s stated objectives. Over the long-term, the investment objectives for this portfolio shall be to achieve an average total annual rate of return that consists of the Consumer Price Index (CPI) plus 6% for the aggregate investments. Returns may vary significantly from this target year to year.

Cash Flows

      Included in the cash equivalents are contributions we made of $0.9 million and $5.0 million to the plan on December 31, 2003 and 2002, respectively. These cash contributions were invested in early January of the subsequent year based on our target allocations. Since these cash contributions had not yet been reinvested at December 31, 2003, the percentage of plan assets by category above is skewed. We currently do not expect to make a contribution to the pension plan in 2004.

      Estimated future benefit payments (in thousands):

2004	$682
2005	762
2006	779
2007	814
2008	909
Years 2009-2013	6,841

Note 23 — Industry Segment Information

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

      The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for 2003, 2002, and 2001:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated

	(Dollars in thousands)
2003
Net interest income	$80,169	$78,785	$84,875	$12,180	$(210)	$(31,497)	$224,302
Intersegment interest	(8,522)	(5,683)	(7,905)	(722)	—	22,832	—
Other revenue	326,000	21,071	(19,525)	6,671	(2,668)	(2,250)	329,299
Intersegment revenues	—	—	—	—	600	(600)	—

Total net revenues	397,647	94,173	57,445	18,129	(2,278)	(11,515)	553,601
Other expense	265,118	55,196	87,771	15,342	548	11,224	435,199
Intersegment expenses	2,762	1,503	2,767	533	—	(7,565)	—

Net income before taxes	129,767	37,474	(33,093)	2,254	(2,826)	(15,174)	118,402
Income taxes	51,667	14,997	(13,203)	461	(1,118)	(7,219)	45,585

Net income (loss)	$78,100	$22,477	$(19,890)	$1,793	$(1,708)	$(7,955)	$72,817

Assets at December 31,	$1,258,641	$2,203,965	$1,070,634	$474,915	$7,345	$(27,141)	$4,988,359

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated

	(Dollars in thousands)
2002
Net interest income	$41,330	$61,348	$68,472	$6,661	$43	$(8,203)	$169,651
Intersegment interest	(139)	(1,306)	—	(2)	—	1,447	—
Other revenue	207,177	16,081	11,791	4,397	(4,220)	(230)	234,996
Intersegment revenues	—	—	—	—	534	(534)	—

Total net revenues	248,368	76,123	80,263	11,056	(3,643)	(7,520)	404,647
Other expense	173,162	48,699	76,224	12,122	495	7,714	318,416
Intersegment expenses	2,115	1,330	2,364	—	—	(5,809)	—

Net income before taxes	73,091	26,094	1,675	(1,066)	(4,138)	(9,425)	86,231
Income taxes	28,548	10,009	670	(513)	(1,655)	(3,661)	33,398

Income before cumulative effect of change in accounting principle	44,543	16,085	1,005	(553)	(2,483)	(5,764)	52,833
Cumulative effect of change in accounting principle	—	—	—	495	—	—	495

Net income (loss)	$44,543	$16,085	$1,005	$(58)	$(2,483)	$(5,764)	$53,328

Assets at December 31,	$1,631,406	$1,969,956	$939,494	$343,384	$4,782	$21,370	$4,910,392

2001
Net interest income	$30,959	$43,293	$60,756	$2,584	$(404)	$(7,494)	$129,694
Intersegment interest	(667)	(194)	(1,272)	(42)	—	2,175	—
Other revenue	185,251	14,771	64,626	1,695	(10,482)	1,464	257,325
Intersegment revenues	—	210	—	—	630	(840)	—

Total net revenues	215,543	58,080	124,110	4,237	(10,256)	(4,695)	387,019
Other expense	152,315	40,905	96,468	8,424	590	14,117	312,819
Intersegment expenses	1,391	2,577	562	—	—	(4,530)	—

Net income before taxes	61,837	14,598	27,080	(4,187)	(10,846)	(14,282)	74,200
Income taxes	23,912	5,680	10,832	(1,309)	(4,340)	(5,916)	28,859

Income before cumulative effect of change in accounting principle	37,925	8,918	16,248	(2,878)	(6,506)	(8,366)	45,341
Cumulative effect of change in accounting principle	175	—	—	—	—	—	175

Net income (loss)	$38,100	$8,918	$16,248	$(2,878)	$(6,506)	$(8,366)	$45,516

Assets at December 31,	$926,946	$1,648,294	$602,226	$266,670	$7,421	$(4,955)	$3,446,602

Note 24 — Irwin Financial Corporation (Parent Only) Financial Information

      The condensed financial statements of the parent company as of December 31, 2003 and 2002, and for the three years ended December 31, 2003 are presented below:

Condensed Balance Sheets

	December 31,

	2003	2002

	(Dollars in thousands)
Assets:
Cash and short-term investments	$4,723	$1,747
Investment in bank subsidiary	573,284	452,474
Investments in non-bank subsidiaries	98,547	170,588
Loans to bank subsidiaries	56,209	62,740
Loans to non-bank subsidiaries	33,186	—
Other assets	26,110	17,905

	$792,059	$705,454

Liabilities:
Short-term borrowings(1)	$89,513	$61,261
Long-term debt	270,125	270,207
Other liabilities	161	13,431

	359,799	344,899

Shareholders’ equity:
Preferred stock	—	—
Common stock	112,000	112,000
Other shareholders’ equity	320,260	248,555

	432,260	360,555

	$792,059	$705,454

(1)	Includes $73.1 million and $35.4 million payable to our subsidiaries at December 31, 2003 and 2002, respectively.

Condensed Statements of Income

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Income
Dividends from non-bank subsidiaries	$686	$66,411	$451
Dividends from bank subsidiary	—	—	10,000
Interest income	4,964	1,876	2,221
Other	7,721	5,928	6,555

	13,371	74,215	19,227

Expenses
Interest expense	28,917	24,127	20,069
Salaries and benefits	6,491	3,872	9,111
Other	5,056	4,108	5,874

	40,464	32,107	35,054

Income before income taxes and equity in undistributed income of subsidiaries	(27,093)	42,108	(15,827)
Income tax benefit, less amounts charged to subsidiaries	(13,081)	(11,732)	(10,738)

	(14,012)	53,840	(5,089)
Equity in undistributed income of subsidiaries	86,829	(512)	50,605

Net income	$72,817	$53,328	$45,516

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2003	2002	2001

	(Dollars in thousands)
Net income	$72,817	$53,328	$45,516
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(86,829)	512	(50,605)
Depreciation and amortization	2,529	732	448
Increase (decrease) in taxes payable	(13,778)	1,583	10,130
Decrease (increase) in interest receivable	1,208	356	(360)
Increase (decrease) in interest payable	53	37	(577)
Net change in other assets and other liabilities	(11,277)	(12,124)	8,268

Net cash (used) provided by operating activities	(35,277)	44,424	12,820

Lending and investing activities:
Net decrease (increase) in loans to subsidiaries	22,518	(31,184)	46,722
Investments in subsidiaries	(10,286)	(116,133)	(138,314)
Net sales of premises and equipment	(121)	187	72

Net cash provided (used) by lending and investing activities	12,111	(147,130)	(91,520)

Financing activities:
Net increase (decrease) in borrowings	28,252	(9,862)	36,777
Proceeds from long-term debt	51,547	36,960	45,000
Payments of long-term debt	(51,629)	—	—
Proceeds from common stock offering	—	82,035	—
Purchase of treasury stock	(4,201)	(1,176)	(3,223)
Proceeds from sale of stock for employee benefit plans	9,777	2,702	5,834
Dividends paid	(7,832)	(7,469)	(5,520)

Net cash provided by financing activities	25,914	103,190	78,868

Net increase in cash and cash equivalents	2,748	484	168
Effect of exchange rate changes on cash	228	(30)	(2)
Cash and cash equivalents at beginning of year	1,747	1,293	1,127

Cash and cash equivalents at end of year	$4,723	$1,747	$1,293

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$27,709	$24,091	$20,646

Income taxes	$42,971	$48,877	$5,235

Non-cash transactions:
Conversion of preferred stock to common stock	—	$1,386	—

Conversion of trust preferred to common stock	$83	—	—

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.     Controls and Procedures

      As of December 31, 2003, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2003, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation.

      There have been no changes since the third quarter of 2003 in our internal controls that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting. Additionally, in connection with our ongoing risk assessment review, we continue to make improvements to our wire transfer control procedures and are enhancing controls over local tax reporting for our Canadian subsidiary.

PART III

Item 10.     Directors and Executive Officers of the Corporation

      The information contained in our proxy statement for the 2004 Annual Meeting of Shareholders under the captions “Election of Directors,” “Compliance with Section 16(a) of the Securities Act of 1934,” and “Director Meetings and Standing Committees — Committees and Current Membership: Audit and Risk Management Committee” and “Governance Committee,” and “Audit and Risk Management Committee Report” is incorporated herein by reference in response to this item. See also the “Executive Officers” section in Part I, Item 1.

      Our Code of Conduct (our code of business conduct and ethics) is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is attached as Exhibit 14 to this Report on Form 10-K and is posted on the Investor Relations section of our website at www.irwinfinancial.com. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website at www.irwinfinancial.com. The charters of our Audit and Risk Management Committee, Compensation Committee, and Governance (nominating) Committee are also on the Investor Relations section of our website at www.irwinfinancial.com. Our Audit and Risk Management Committee charter is an attachment to our Proxy Statement. The Code of Conduct and the above-mentioned charters, together with our Corporate Governance Principles (corporate governance guidelines), are available in print to any shareholder who makes a request in writing to: Gregory F. Ehlinger, Irwin Financial Corporation, 500 Washington Street, Columbus, IN 47201.

Item 11.     Executive Compensation

      The information contained in our proxy statement for the 2004 Annual Meeting of Shareholders under the captions “Election of Directors — Outside Director Compensation,” “Executive Compensation and Other Information,” “Compensation Committee Interlocks and Insider Participation” and “Board Compensation Committee Report on Executive Compensation” is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information contained in our proxy statement for the 2004 Annual Meeting of Shareholders under the captions “Equity Compensation Plan Information,” “Equity Compensation Plans Adopted Without Approval of Security Holders,” “Voting Securities and Principal Holders,” and “Security Ownership of Management” is incorporated herein by reference in response to this item.

Item 13.     Certain Relationships and Related Transactions

      The information contained in our proxy statement for the 2004 Annual Meeting of Shareholders under the caption “Interest of Management in Certain Transactions” is incorporated herein by reference in response to this item.

Item 14.     Principal Accountants Fees and Services.

      The information contained in our proxy statement for the 2004 Annual Meeting of Shareholders under the caption “Independent Public Accountants” is incorporated herein by reference in response to this item.

PART IV

Item 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Documents filed as part of this report.

      1. Financial Statements

Management Report on Responsibility for Financial Reporting

Report of Independent Auditors

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2003 and 2002

Consolidated Statements of Income for the years ended 2003, 2002 and 2001

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the years ended 2003, 2002 and 2001

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

           None

      3.A. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)
3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)
3.3	Code of By-laws of Irwin Financial Corporation.
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)
4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 0-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)
10.2	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 0-06835.)

Exhibit
Number	Description of Exhibit

10.3	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)
10.4	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 0-06835.)
10.5	*Irwin Financial Corporation 2001 Stock Plan. (Incorporated by reference to Exhibit 10.18 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.6	*Amended Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)
10.7	*Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)
10.8	*1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)
10.9	*Irwin Financial Corporation Employees’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)
10.10	*Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1994, File No. 0-06835.)
10.11	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)
10.12	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)
10.13	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)
10.14	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)
10.15	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)
10.16	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/ A Report for period ended March 31, 2001, File No. 0-06835.)
10.17	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.18	*Irwin Home Equity Corporation Shareholder Agreement and Amendments. (Incorporated by reference to Exhibit 10(b) to Form 10-Q/ A Report for period ended March 31, 2001, File No. 0-06835.)
10.19	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.20	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.21	*Irwin Financial Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.21 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

Exhibit
Number	Description of Exhibit

10.22	*Irwin Union Bank Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.22 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.23	*Irwin Home Equity Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.23 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.24	*Irwin Mortgage Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.24 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)
10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)
10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)
10.28	*Irwin Financial Corporation Supplemental Executive
Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)
10.29	*Onset Capital Corporation Shareholders Agreement
14.1	Code of Conduct
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
21.1	Subsidiaries of Irwin Financial Corporation
23.1	Consent of Independent Auditors.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates management contract or compensatory plan or arrangement.

      B. Reports on Form 8-K during the last quarter of the period covered by this report:

8-K	October 20, 2003	Announcing Third Quarter Earnings Conference Call
8-K	October 22, 2003	Announcing Third Quarter Earnings
8-K	November 14, 2003	Announcing Issuance of $50 Million of Trust Preferred Securities; Plans to Redeem $50 Million of Outstanding Debt Due 2027
8-K	December 1, 2003	Announcing Fourth Quarter Dividend
8-K	December 3, 2003	Making Reg FD Disclosure on Presentation Made at the Friedman Billings Ramsey Investor Conference on 12/3/2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

Date: March 9, 2004	By: /s/ WILLIAM I. MILLER William I. Miller, Chairman of the Board and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ SALLY A. DEAN Sally A. Dean	Director	March 9, 2004
/s/ DAVID W. GOODRICH David W. Goodrich	Director	March 9, 2004
/s/ JOHN T. HACKETT John T. Hackett	Director	March 9, 2004
/s/ R. DAVID HOOVER R. David Hoover	Director	March 9, 2004
/s/ WILLIAM H. KLING William H. Kling	Director	March 9, 2004
/s/ BRENDA J. LAUDERBACK Brenda J. Lauderback	Director	March 9, 2004
/s/ JOHN C. MCGINTY, JR John C. McGinty, Jr	Director	March 9, 2004

/s/ WILLIAM I. MILLER William I. Miller	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 9, 2004
/s/ LANCE R. ODDEN Lance R. Odden	Director	March 9, 2004
/s/ THEODORE M. SOLSO Theodore M. Solso	Director	March 9, 2004

/s/ GREGORY F. EHLINGER Gregory F. Ehlinger	Senior Vice President and Chief Financial Officer (principal financial officer)	March 9, 2004
/s/ JODY A. LITTRELL Jody A. Littrell	Vice President and Controller (principal accounting officer)	March 9, 2004