Form 10-Q
period 2004-03-31
IRWIN FINANCIAL CORPORATION
filed 2004-05-03
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

[X] Yes                    [  ] No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

[X] Yes                    [  ] No

As of April 26, 2004, there were outstanding 28,267,114 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2004	2003
	(In thousands except for
	shares)
Assets:
Cash and cash equivalents	$175,704	$140,810
Interest-bearing deposits with financial institutions	66,608	81,166
Residual interests	69,771	71,491
Investment securities - held-to-maturity (Market value: $35,396 at March 31, 2004 and $24,971 at December 31, 2003)	35,356	24,956
Investment securities - available-for-sale	67,411	67,569
Loans held for sale	996,219	883,895
Loans and leases, net of unearned income - Note 2	3,222,296	3,161,054
Less: Allowance for loan and lease losses - Note 3	(63,681)	(64,285)

	3,158,615	3,096,769
Servicing assets - Note 4	332,611	380,123
Accounts receivable	65,819	62,045
Accrued interest receivable	14,944	15,502
Premises and equipment, net	30,641	32,208
Other assets	132,471	131,825

Total assets	$5,146,170	$4,988,359

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,111,581	$850,529
Interest-bearing	1,473,812	1,352,763
Certificates of deposit over $100,000	723,614	696,370

	3,309,007	2,899,662
Short-term borrowings - Note 5	297,016	429,758
Collateralized debt - Note 6	526,325	590,131
Other long-term debt – Note 7	270,181	270,184
Other liabilities	290,456	366,364

Total liabilities	4,692,985	4,556,099

Commitments and contingencies - Note 11
Shareholders’ equity
Preferred stock, no par value - authorized 4,000,000 shares; none issued as of March 31, 2004 and December 31, 2003	—	—
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of March 31, 2004 and December 31, 2003, respectively; including 1,356,058 and 1,477,778 shares in treasury as of March 31, 2004 and December 31, 2003, respectively	112,000	112,000
Additional paid-in capital	595	1,264
Deferred compensation	(540)	(504)
Accumulated other comprehensive income, net of deferred income tax liability of $57 and $120 at March 31, 2004 and December 31, 2003, respectively	90	182
Retained earnings	370,728	352,647

	482,873	465,589
Less treasury stock, at cost	(29,688)	(33,329)

Total shareholders’ equity	453,185	432,260

Total liabilities and shareholders’ equity	$5,146,170	$4,988,359

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months
	Ended March 31,
	2004	2003
	(In thousands, except per
	share)
Interest income:
Loans and leases	$61,246	$58,124
Loans held for sale	14,072	22,896
Residual interests	3,258	6,963
Investment securities	1,209	862
Federal funds sold	18	36

Total interest income	79,803	88,881

Interest expense:
Deposits	9,489	11,249
Short-term borrowings	1,623	4,067
Collateralized debt	3,805	2,984
Other long-term debt	5,683	582
Preferred securities distribution	—	5,608

Total interest expense	20,600	24,490

Net interest income	59,203	64,391
Provision for loan and lease losses	8,146	9,243

Net interest income after provision for loan and lease losses	51,057	55,148

Other income:
Loan servicing fees	32,577	21,892
Amortization of servicing assets — Note 4	(31,687)	(30,810)
Impairment of servicing assets — Note 4	(47,383)	(3,054)

Net loan administration loss	(46,493)	(11,972)
Gain from sales of loans	52,763	95,511
Gain on sale of mortgage servicing assets	6,489	4
Trading gains (losses)	4,673	(17,789)
Derivative gains (losses), net	58,948	(6,474)
Other	6,101	3,531

	82,481	62,811

Other expense:
Salaries	49,834	56,423
Pension and other employee benefits	11,747	10,824
Office expense	4,737	5,192
Premises and equipment	10,455	10,302
Marketing and development	3,634	3,694
Professional fees	3,844	2,805
Other	16,212	9,572

	100,463	98,812

Income before income taxes	33,075	19,147
Provision for income taxes	12,734	7,371

Net income	$20,341	$11,776

Earnings per share: - Note 9
Basic	$0.72	$0.42

Diluted	$0.67	$0.41

Dividends per share	$0.08	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2004, and 2003

			Accumulated
			Other
			Comprehensive		Additional
		Retained	Income	Deferred	Paid in	Common	Treasury
	Total	Earnings	(Loss)	Compensation	Capital	Stock	Stock
	(In thousands, except shares)
Balance January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income	20,341	20,341
Unrealized gain on investment securities net of $43 tax liability	64		64
Unrealized loss on interest rate cap net of $56 tax benefit	(81)		(81)
Foreign currency adjustment net of $50 tax benefit	(75)		(75)

Total comprehensive income	20,249
Deferred compensation	(36)			(36)
Cash dividends	(2,260)	(2,260)
Tax benefit on stock option exercises	661				661
Treasury stock:
Purchase of 9,907 shares	(333)						(333)
Sales of 131,627 shares	2,644				(1,330)		3,974

Balance March 31, 2004	$453,185	$370,728	$90	$(540)	$595	$112,000	$(29,688)

Balance January 1, 2003	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$(41,331)
Net income	11,776	11,776
Unrealized gain on investment securities net of $15 tax liability	22		22
Unrealized loss on interest rate cap net of $20 tax benefit	(30)		(30)
Foreign currency adjustment net of $247 tax liability	370		370
Minimum SERP liability net of $170 tax liability	256		256

Total comprehensive income	12,394
Deferred compensation	(318)			(318)
Cash dividends	(1,948)	(1,948)
Tax benefit on stock option exercises	82				82
Treasury stock:
Purchase of 6,672 shares	(115)						(115)
Sales of 63,211 shares	830				(463)		1,293

Balance March 31, 2003	$371,480	$297,490	$(524)	$(558)	$3,225	$112,000	$(40,153)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended
	March 31,
	2004	2003
	(In thousands)
Net income	$20,341	$11,776
Adjustments to reconcile net income to cash used by operating activities:
Depreciation, amortization, and accretion, net	1,582	2,754
Amortization and impairment of servicing assets	79,070	33,864
Provision for loan and lease losses	8,146	9,243
Gain on sale of mortgage servicing assets	(6,489)	—
Gain from sale of loans held for sale	(52,763)	(95,511)
Originations of loans held for sale	(3,304,377)	(5,837,368)
Proceeds from sale of mortgage servicing assets	15,606	—
Proceeds from the sale of loans held for sale	3,163,639	5,545,358
Net decrease in residual interests	1,720	24,851
(Increase) decrease in accounts receivable	(3,774)	10,979
Other, net	(36,908)	(11,780)

Net cash used by operating activities	(114,207)	(305,834)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	20,279	383
Available-for-sale	1,074	15,258
Purchase of investment securities:
Held-to-maturity	(30,897)	(15,440)
Available-for-sale	(639)	—
Net decrease (increase) in interest-bearing deposits with financial institutions	14,558	(7,225)
Net increase in loans, excluding sales	(83,437)	(1,170,749)
Proceeds from the sales of loans	13,886	993,000
Other, net	(308)	(2,060)

Net cash used by lending and investing activities	(65,484)	(186,833)

Financing activities:
Net increase in deposits	409,345	331,259
Net decrease in short-term borrowings	(132,742)	(182,450)
Repayments of other long-term debt	(3)	(3)
Net (repayments of) proceeds from issuance of collateralized debt	(62,703)	319,642
Purchase of treasury stock for employee benefit plans	(333)	(115)
Proceeds from sale of stock for employee benefit plans	3,305	912
Dividends paid	(2,260)	(1,948)

Net cash provided by financing activities	214,609	467,297

Effect of exchange rate changes on cash	(24)	(69)

Net increase (decrease) in cash and cash equivalents	34,894	(25,439)
Cash and cash equivalents at beginning of period	140,810	157,771

Cash and cash equivalents at end of period	$175,704	$132,332

Supplemental disclosures of cash flow information:
Cash flows during the period:
Interest paid	$20,916	$24,469

Income taxes (received) paid	$(21,026)	$13,651

Noncash transactions:
Loans sold, eligible for repurchase	$78,004	$—

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

     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. Until the first quarter of 2002, when we sold receivables in securitizations of home equity loans and lines of credit, we retained residual interests, a servicing asset, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the loans depended, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions — prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved — that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as “trading gains or losses”.

     Cash and Cash Equivalents Defined: For purposes of the statement of cash flows, we consider cash and due from banks and federal funds sold to be cash equivalents.

     Stock-Based Employee Compensation: We have two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. To date, the Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, Securities and Exchange Commission (SEC) or other relevant authority regarding the standardization of valuation methods, until new requirements become effective. We will continue to disclose the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the three months
	ended March 31,
	2004	2003
	(Dollars in thousands)
Net income as reported	$20,341	$11,776
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(632)	(647)

Pro forma net income	$19,709	$11,129

Basic earnings per share
As reported	$0.72	$0.42
Pro forma	$0.70	$0.40
Diluted earnings per share
As reported	$0.67	$0.41
Pro forma	$0.65	$0.39

     Recent Accounting Developments: We adopted FIN 46 as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets at December 31, 2003 and March 31, 2004. Details about the IFC Trusts and debentures can be found in Note 7, “Other Long-Term Debt.”

     The Trust Preferred Securities currently qualify as Tier 1 regulatory capital. The subordinated debentures do not qualify as Tier 1 regulatory capital, but do qualify for Tier 2 regulatory capital and we believe would continue to be treated as such should the Federal Reserve modify its capital rules due to FIN 46. The Federal Reserve Board has not reached final conclusion on the continued qualification of deconsolidated Trust Preferred Securities but has indicated that until further notice, these Trust Preferred Securities will continue to count as Tier 1 regulatory capital. Should the Federal Reserve Board reach a conclusion that deconsolidated Trust Preferred Securities would cease to qualify as Tier 1 regulatory capital, our Tier 1 regulatory capital would be reduced by approximately $151 million. We believe our Total Capital ratios, including Tier 2 Capital, would remain unchanged and we would maintain capital levels above our policy limits.

     Reclassifications: Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 — Loans and Leases

     Loans and leases are summarized as follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial, financial and agricultural	$1,555,050	$1,503,619
Real estate-construction	268,554	306,669
Real estate-mortgage	890,477	859,541
Consumer	28,546	27,370
Direct financing leases
Domestic	377,433	364,413
Foreign	213,529	207,355
Unearned income
Domestic	(82,126)	(78,875)
Foreign	(29,167)	(29,038)

Total	$3,222,296	$3,161,054

Note 3 — Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and for
	the three	As of and for
	months ended	the year ended
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$64,285	$50,936
Provision for loan and lease losses	8,146	47,583
Reduction due to sales and reclassification of loans and leases and other	(567)	(924)
Foreign currency adjustment	(25)	582
Recoveries	1,417	3,420
Charge-offs	(9,575)	(37,312)

Balance at end of period	$63,681	$64,285

Note 4 — Servicing Assets

     Included on the consolidated balance sheet at March 31, 2004 and December 31, 2003 are $332.6 million and $380.1 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and for the
	three months	As of and for the
	ended	year ended
	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$380,123	$174,935
Additions	40,676	296,551
Amortization	(31,687)	(135,519)
(Provision for) recovery of impairment	(47,383)	44,516
Reduction for servicing sales	(9,118)	(360)

	$332,611	$380,123

     We have established a valuation allowance to record servicing assets at their fair value. Changes in the allowance are summarized below:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$76,869	$159,865
Provision for (recovery of) impairment	47,383	(44,516)
Reduction for servicing sales	(18,204)	—
Other than temporary impairment(1)	(6,999)	(38,480)

Balance at end of period	$99,049	$76,869

1) Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

Note 5 — Short-Term Borrowings

     Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Drafts payable related to mortgage loan closings	$137,069	$72,686
Commercial paper	15,915	16,415
Federal Home Loan Bank borrowings	106,348	286,000
Federal funds	35,013	53,600
Lines of credit and other borrowings	2,671	1,057

	$297,016	$429,758

     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     Commercial paper is payable to a company controlled by a significant shareholder, officer and director of the Corporation.

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 1.3% to 3.0% at March 31, 2004.

Note 6 — Collateralized Debt

     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.6 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have interest only senior notes on both securitizations at the home equity lending line of business that as of March 31, 2004 had a combined notional balance of $61.7 million (which does not represent the amount at risk). These senior notes pay interest at 10% and mature on December 25, 2004 and September 25, 2005.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate
		at
	Contractual	March 31,	March 31,	December 31,
	Maturity	2004	2004	2003
		(Dollars in thousands)
Commercial finance line of business
2003 asset backed note	07/04/2010	2.15%	$45,508	$51,694
2003 asset backed note	11/01/2008	3.63	69,753	77,902

Home equity lending line of business
2003-1 asset backed notes:
Combined variable rate senior notes	02/25/2028	1.63	133,877	160,874
Combined variable rate subordinate notes	02/25/2028	3.40	68,625	61,763
Unamortized premium			3,939	4,446

2002-1 asset backed notes:
	07/25/2023-
Combined variable rate senior notes	06/25/2029	1.37	128,466	156,699
Combined variable rate subordinate notes	02/25/2029	2.66	72,551	72,551
Unamortized premium			3,606	4,202

Total			$526,325	$590,131

Note 7 — Other Long-Term Debt

     At March 31, 2004 and December 31, 2003 we had $270 million of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014 as well as a mortgage note outstanding for $0.1 million with an interest rate of 8.50% and a maturity date of April 2008.

     We also have obligations represented by subordinated debentures at March 31, 2004 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we are not consolidating these trusts. Refer to Note 1 for information regarding the accounting change for these securities. These debentures are the sole assets of these trusts as of March 31, 2004. All debentures and securities are callable at par after five years from origination date. The securities are all Tier 1 qualifying capital at March 31, 2004. Highlights about these debentures and the related trusts are listed below:

		Interest		Subordinated Debt
		Rate at
	Origination	March 31,	Maturity	March 31,	December 31,
Name	Date	2004	Date	2004	2003	Other
	(Dollars in thousands)
IFC Capital Trust II	Nov 2000	10.50%	Sep 2030	$53,351	$53,351
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	53,268	initial conversion ratio of 1.261 shares of common stock to 1 convertible preferred security, currently callable at 15% premium
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	4.01	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points

				$240,125	$240,125

Note 8 — Employee Retirement Plans

     Components of net periodic cost of pension benefit:

	For the Three Months Ended
	March 31,
	2004	2003
	(Dollars in thousands)
Service cost	$494	$396
Interest cost	455	412
Expected return on plan assets	(405)	(313)
Amortization of transition obligation	3	3
Amortization of prior service cost	10	10
Amortization of actuarial loss	175	193

Net periodic benefit cost	$732	$701

     As of March 31, 2004, we have not made any contributions to our pension plan and do not expect to contribute to this plan in 2004.

Note 9 — Earnings Per Share

     Earnings Per Share calculations are summarized as follow:

	Basic	Effect of	Effect of	Effect of	Diluted
	Earnings	Stock	Preferred	Convertible	Earnings
	Per Share	Options	Shares	Shares	Per Share
	(Dollars in thousands, except per share amounts)
Three Months Ended March 31, 2004
Net income	$20,341	$—	$—	$678	$21,019
Shares	28,191	492		2,607	31,290

Per-share amount	$0.72	$(0.01)	$—	$(0.04)	$0.67

Three Months Ended March 31, 2003
Net income	$11,776	$—	$—	$700	$12,476
Shares	27,786	202		2,610	30,598

Per-share amount	$0.42	$—	$—	$(0.01)	$0.41

     At March 31, 2004 and 2003, 4,000 and 769,534 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because they had exercise prices below the stock price as of the respective dates.

Note 10 — Industry Segment Information

     We have five principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans. The commercial banking line of business provides commercial banking services. The home equity lending line of business originates and services home equity loans. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The venture capital line of business invests in early-stage technology companies focusing on financial services. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months ended March 31, 2004, and 2003:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2004
Net interest income	$9,086	$19,756	$27,076	$6,754	$4	$(3,473)	$59,203
Intersegment interest	(424)	790	(2,380)	—	(5)	2,019	—
Provision for loan and lease losses	107	(1,200)	(5,899)	(1,153)	—	(1)	(8,146)
Other revenue	59,867	4,646	18,279	475	9	(795)	82,481
Intersegment revenues	—	130	(624)	—	149	345	—

Total net revenues	68,636	24,122	36,452	6,076	157	(1,905)	133,538
Other expense	51,603	14,634	24,662	4,052	128	5,384	100,463
Intersegment expenses	866	449	724	173	—	(2,212)	—

Net income before taxes	16,167	9,039	11,066	1,851	29	(5,077)	33,075
Income taxes	6,435	3,622	4,433	2,144	11	(3,911)	12,734

Net income (loss)	$9,732	$5,417	$6,633	$(293)	$18	$(1,166)	$20,341

Assets at March 31, 2004	$1,330,505	$2,311,816	$1,107,988	$487,769	$7,266	$(99,174)	$5,146,170

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(In thousands)
For the Three Months Ended March 31, 2003
Net interest income	$16,065	$19,757	$26,412	$4,807	$7	$(2,657)	$64,391
Intersegment interest	—	(730)	—	—	—	730	—
Provision for loan and lease losses	53	(1,580)	(4,880)	(2,864)	—	28	(9,243)
Other revenue	80,983	5,075	(14,981)	835	(2,237)	(6,864)	62,811
Intersegment revenues	—	54	—	—	125	(179)	—

Total net revenues	97,101	22,576	6,551	2,778	(2,105)	(8,942)	117,959
Other expense	64,522	13,454	21,415	3,218	108	(3,905)	98,812
Intersegment expenses	691	451	966	110	—	(2,218)	—

Net income before taxes	31,888	8,671	(15,830)	(550)	(2,213)	(2,819)	19,147
Income taxes	12,249	3,460	(6,332)	(290)	(885)	(831)	7,371

Net income (loss)	$19,639	$5,211	$(9,498)	$(260)	$(1,328)	$(1,988)	$11,776

Assets at March 31, 2003	$1,922,008	$2,069,174	$1,064,626	$381,026	$3,762	$(74,664)	$5,365,932

Note 11 – Commitments and Contingencies

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama, filed in April 1996, alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class and the case was remanded for further proceedings in the federal district court.

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

     On September 30, 2002, the court granted plaintiffs’ motion for certification of a class, subject to certain limitations. In October 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. In May 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the plaintiff class. In October 2003, the court of appeals denied our application for appellate review of the district court’s certification of the class. On April 1, 2004, the plaintiffs filed a motion for summary judgment and we filed a motion for summary judgment on class claims.

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

     Limited discovery on issues pertaining to class certification and the merits of plaintiffs’ individual claim has been conducted. The actual number of plaintiff borrowers will be determined only after a review of loan files. Nevertheless, after performing a limited analysis of the approximately 200 loans acquired directly from the third-party originator and the approximately 7,800 loans acquired from others through bulk acquisitions that may include loans from the third-party originator, we believe that fewer than 100 loans will qualify for inclusion in the class. At the present time, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.4 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. On April 12, 2004, Irwin Mortgage filed a Petition for Writ of Certiorari with the Maryland Court of Appeals, seeking further review. We have reserved for this case based upon the advice of our legal counsel.

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination on class certification will precede any action on Irwin Mortgage’s summary judgment motion. On January 9, 2004, the Plaintiff filed a Supplemental Brief and Submission of Additional Evidence in Support of Class Certification. On March 15, 2004, the court held a hearing on plaintiff’s class certification motion. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003 and responded to plaintiffs’ initial discovery requests on December 19, 2003. On February 25, 2004 Irwin Mortgage served its initial discovery requests to the plaintiffs. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. However, we are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our servicing and derivative portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our assets;

•	unanticipated deterioration in the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses or raising capital and other funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	legislative or regulatory changes, including changes in tax laws, changes in the interpretation of regulatory capital rules, disclosure or consumer lending rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business; and

•	governmental changes in monetary or fiscal policies.

     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).

Consolidated Overview

	For the three months ended March 31,
	2004	2003
Net income (millions)	$20.3	$11.8
Basic earnings per share	0.72	0.42
Diluted earnings per share	0.67	0.41
Return on average equity	18.4%	13.2%
Return on average assets	1.7	1.0

     We recorded net income of $20.3 million for the three months ended March 31, 2004, up 73% from net income of $11.8 million for the three months ended March 31, 2003. Net income per share (diluted) was $0.67 for the quarter ended March 31, 2004, up 63% from $0.41 per share for the first quarter of 2003. Return on equity was 18.4% for the three months ended March 31, 2004 and 13.2% for the same period in 2003.

Consolidated Income Statement Analysis

Net Interest Income

     Net interest income for the three months ended March 31, 2004 totaled $59.2 million, down 8% from the first quarter 2003 net interest income of $64.4 million. Net interest margin for the three months ended March 31, 2004 was 5.59% compared to 6.01% for the same period in 2003. The decline in margin from 2003 to 2004 was primarily due to the decline in the average balance of the residual interests. These high-yielding assets declined 52% in the first quarter of 2004 compared to the same period in 2003 as a result of unrealized trading losses (reflecting valuation impairment) during the first half of 2003. Interest from loans held for sale dropped 39% reflecting lower mortgage loan origination activity.

     The following tables show our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	Three Months Ended March 31,
	2004			2003
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets
Interest-bearing deposits with banks	$75,276	$137	0.73%	$47,083	$94	0.81%
Federal funds sold	8,526	18	0.85	19,101	36	0.76
Residual interests	70,716	3,258	18.53	146,155	6,963	19.32
Investment securities	77,952	1,072	5.53	57,835	768	5.39
Loans held for sale	803,267	14,072	7.05	1,172,443	22,896	7.92
Loans and leases, net of unearned income (1)	3,225,210	61,246	7.64	2,899,186	58,124	8.13

Total interest earning assets	$4,260,947	$79,803	7.05%	$4,341,803	$88,881	8.30%

Noninterest-earning assets Cash and due from banks	$105,906			$93,705
Premises and equipment, net	31,595			32,348
Other assets	553,180			348,690
Less allowance for loan and lease losses	(64,447)			(52,031)

Total assets	$4,887,181			$4,764,515

Liabilities and Shareholders’ Equity
Interest-bearing liabilities
Money market checking	$224,708	$423	0.76%	$144,746	$148	0.41%
Money market savings	977,262	2,954	1.22	788,475	2,714	1.40
Regular savings	59,368	235	1.59	63,659	352	2.24
Time deposits	911,719	5,877	2.59	1,008,944	8,035	3.23
Short-term borrowings	273,488	1,623	2.39	708,683	4,067	2.33
Collateralized debt	563,049	3,805	2.72	446,454	2,984	2.71
Other long-term debt	270,183	5,683	8.46	30,069	582	7.85
Trust preferred securities	—	—	—	233,000	5,608	9.76

Total interest-bearing liabilities	$3,279,777	$20,600	2.53%	$3,424,030	$24,490	2.90%

Noninterest-bearing liabilities
Demand deposits	$866,721			$786,196
Other liabilities	296,774			191,731
Shareholders’ equity	443,909			362,558

Total liabilities and shareholders’ equity	$4,887,181			$4,764,515

Net interest income		$59,203			$64,391

Net interest income to average interest- earning assets			5.59%			6.01%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended March 31, 2004 was $8.1 million, compared to $9.2 million for the same period in 2003. More information on this subject is contained in the section on “credit risk.”

Noninterest Income

     Noninterest income during the first quarter of 2004 totaled $82.5 million, compared to $62.8 million for the first three months of 2003. The increase in 2004 versus 2003 was a result of several factors. At the mortgage banking line of business, higher derivative gains, net of servicing asset impairment, gains from servicing sales and increased loan servicing fees all contributed to the increase. At the home equity lending line of business, we experienced a reversal of impairment on our residual interests during the first quarter of 2004 versus residual impairment in the same period in 2003. Details related to these fluctuations are discussed later in the “mortgage banking” and “home equity lending” sections of this document.

Noninterest Expense

     Noninterest expenses for the three months ended March 31, 2004 totaled $100.5 million, compared to $98.8 million for the same period in 2003. The increase in consolidated noninterest expense in 2004 is primarily related to foreign currency transaction losses offset by lower personnel costs associated with our decreased production at the mortgage banking line of business.

Consolidated Balance Sheet Analysis

     Total assets at March 31, 2004 were $5.1 billion, up 3% from December 31, 2003. However, we believe that changes in the average balance sheet are a more accurate reflection of the actual changes in the level of activity on the balance sheet. Average assets for the first quarter of 2004 were $4.9 billion, down 6% from the average assets in 2003. The decline in the consolidated average balance sheet primarily relates to a decrease in loans held for sale at the mortgage banking line of business during the first quarter as a result of declining production.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States. Equipment loans and leases are also originated in Canada by our commercial finance line of business. At March 31, 2004, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2004	2003
	(In thousands)
Commercial, financial and agricultural	$1,555,050	$1,503,619
Real estate construction	268,554	306,669
Real estate mortgage	890,477	859,541
Consumer	28,546	27,370
Direct lease financing:
Domestic	377,433	364,413
Canadian	213,529	207,355
Unearned income:
Domestic	(82,126)	(78,875)
Canadian	(29,167)	(29,038)

Total	$3,222,296	$3,161,054

Loans Held For Sale

     Loans held for sale totaled $1.0 billion at March 31, 2004, an increase from a balance of $0.9 billion at December 31, 2003. The increase occurred primarily at our mortgage banking line of business where first mortgage loans held for sale increased from $0.7 billion at December 31, 2003 to $0.8 billion at March 31, 2004.

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2004	2003
	(In thousands)
U.S. Treasury and government obligations	$30,183	$20,994
Obligations of states and political subdivisions	5,824	3,960
Mortgage-backed securities	2,412	2,039
Federal Reserve stock, Federal Home Loan Bank stock and other	64,348	65,532

Total	$102,767	$92,525

Deposits

     Total deposits for the first quarter of 2004 averaged $3.0 billion compared to deposits for the year 2003 that averaged $3.1 billion. Demand deposits for the first quarter of 2004 averaged $866.7 million, a 17% decrease over the average balance for the year 2003. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first quarter of 2004, these escrow accounts averaged $635.5 million compared to an average of $826.2 million for the year 2003. The decrease in average escrow balances in 2004 relates to the decline in production at the mortgage banking line of business.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2004, institutional broker-sourced deposits totaled $342.5 million compared to a balance of $339.4 million at December 31, 2003.

Short-Term Borrowings

     Short-term borrowings during the first quarter of 2004 averaged $273.5 million compared to an average of $595.2 million for the year 2003. Short-term borrowings declined to $297.0 million at March 31, 2004 compared to $429.8 million at December 31, 2003. The decrease in short-term borrowings at the end of the first quarter relative to year-end reflects an increase in mortgage escrow deposits (an alternative funding source for our mortgage warehouse) to $828.8 million, compared to $566.9 million at year-end.

Other Long-Term and Collateralized Borrowings

     Other long-term debt totaled $270.2 million at March 31, 2004, unchanged from December 31, 2003. We had obligations represented by subordinated debentures at March 31, 2004 totaling $240.1 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2004. In accordance with FIN 46, at the end of 2003 we began deconsolidating the wholly-owned trusts that issued the trust preferred securities. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.

     Collateralized borrowings totaled $526.3 million at March 31, 2004, compared to $590.1 million at December 31, 2003. The decreased debt relates to paydowns on the secured borrowings during the first quarter at our home equity lending and commercial finance lines of business. These securitization structures result in loans remaining as assets and debt borrowings being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases.

Capital

     Shareholders’ equity averaged $443.9 million during the first quarter of 2004, up 12% compared to the average for the year 2003. Shareholders’ equity balance of $453.2 million at March 31, 2004 represented $16.04 per common share, compared to $15.36 per common share at December 31, 2003. We paid $2.3 million in dividends in the first quarter of 2004, reflecting an increase of $0.01 per share compared to a year ago.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2004	2003
	(In thousands)
Tier 1 capital	$585,287	$556,793
Tier 2 capital	175,906	183,738

Total risk-based capital	$761,193	$740,531

Risk-weighted assets	$4,965,752	$4,917,622
Risk-based ratios:
Tier 1 capital	11.8%	11.4%
Total capital	15.3	15.1
Tier 1 leverage ratio	11.8	11.2
Ending shareholders’ equity to assets	8.8	8.7
Average shareholders’ equity to assets	9.1	7.6

     At March 31, 2004, our total risk-adjusted capital ratio was 15.3% exceeding the 10.0% required to be considered “well-capitalized” by our state and federal banking regulators and our internal minimum target of 11.0%. At December 31, 2003, our total risk-adjusted capital ratio was 15.1%. Our ending equity to assets ratio at March 31, 2004 was 8.8% compared to 8.7% at December 31, 2003. Our Tier 1 capital totaled $585.3 million as of March 31, 2004, or 11.8% of risk-weighted assets.

Cash Flow Analysis

     Our cash and cash equivalents increased $34.9 million during the first quarter of 2004 compared to a decrease of $25.4 million during the same period in 2003. Cash flows from operating activities resulted in a use of $114.2 million in cash and cash equivalents in the first quarter of 2004 compared to the first quarter of 2003 when our operations used $305.8 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we had in the first quarter of 2004, operating cash flows will decrease reflecting our investment in cash generating assets. In the first quarter of 2004, our loans held for sale increased $112.3 million, thus increasing the cash used by operating activities.

Earnings Outlook

     We have not provided quantitative earnings guidance for 2004. As discussed before, our strategy is to balance the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner. We expect a higher proportion of 2004 earnings to come from our commercial banking, home equity lending and commercial finance lines of business than was the case in 2003. We expect these earnings to be more in line with the long-term growth and segment contribution trends we have seen at Irwin Financial, rather than the disproportionate contribution to revenues that we had from mortgage originations during 2002 and 2003. We believe our credit quality is improving and that our expenses for credit reserves will decline in 2004, allowing us to increase earnings. In addition, in a strengthening economy in which interest rates rise, we believe our net revenues from our mortgage servicing activities should increase. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Our transition off securitization gain-on-sale accounting in our home equity line of business has now had a two-year history at the end of 2003. We assume that the completion of this transition, coupled with the projected growth of our other lines of business, will enable us over time to meet or exceed our long-term targets of double digit growth in earnings per share and 15% return on equity, measured over several years.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities. For example, the valuation of our mortgage servicing portfolio is impacted by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until the following quarter — can be low. In addition, U.S. generally accepted accounting principles (GAAP) imposes a lower-of-cost-or-market valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct hedges with the desired GAAP accounting outcome, although the economic balance may still exist. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events, which may cause actual results to differ materially from our expectations. For example, if the pace of economic recovery in the U.S. is slower in 2004 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates.

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net income (loss):
Mortgage Banking	$9,732	$19,639
Commercial Banking	5,417	5,211
Home Equity Lending	6,633	(9,498)
Commercial Finance	(293)	(260)
Venture Capital	18	(1,328)
Other (including consolidating entries)	(1,166)	(1,988)

	$20,341	$11,776

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Selected Income Statement Data:
Net interest income	$8,662	$16,065
Recovery of loan losses	107	53
Other income	59,867	80,983

Total net revenue	68,636	97,101
Operating expense	(52,469)	(65,213)

Income before taxes	16,167	31,888
Income taxes	(6,435)	(12,249)

Net income	$9,732	$19,639

Selected Operating Data:
Mortgage loan originations	$2,930,716	$5,477,292
Servicing sold as a % of originations	50.6%	4.5%

Selected Balance Sheet Data at End of	March 31,	December 31,
Period:	2004	2003
Total assets	$1,330,505	$1,258,641
Mortgage loans held for sale	781,224	679,360
Mortgage servicing assets	298,486	348,174
Short-term debt	83,913	214,877
Shareholder’s equity	125,490	122,671
Selected Operating Data:
Servicing portfolio:
Balance at end of period	29,563,330	29,640,122
Weighted average coupon rate	5.73%	5.83%
Weighted average servicing fee	0.32	0.33

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), we are able to remove substantially all of the credit risk associated with these loans from our balance sheet. While we securitize and sell mortgage loans to institutional and private investors, we may choose to retain the servicing rights. Loan origination demand and servicing values react in opposite directions to changes in interest rates, as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing values assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our mortgage banking line of business is currently our largest contributor to revenue, comprising 51% of our total net revenues for the first quarter in 2004, compared to 82% for the first quarter in 2003. Our mortgage banking line of business contributed 48% of our net income this quarter, compared to 167% for the first quarter last year.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. The retail channel originates loans through retail branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. The correspondent lending division purchases closed mortgage loans primarily from small mortgage banks and retail banks. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market by either direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally-sponsored mortgage conduits, and institutional and private investors.

     As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, unrealized servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles - due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset, but not its equivalent to the production franchise — causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales).

Net Income

     Net income from mortgage banking for the three months ended March 31, 2004 was $9.7 million, compared to $19.6 million for the same period in 2003, a decrease of 50%. This net income decrease in 2004 primarily relates to a decline in mortgage originations as a result of an increasing interest rate environment that began in the latter half of 2003.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Total originations	$2,930,716	$5,477,292
Percent retail loans	23%	27%
Percent wholesale loans	43	49
Percent correspondent	25	21
Percent brokered (1)	9	3
Percent refinances	61	70

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended March 31, 2004 totaled $2.9 billion, down 46% from the same period in 2003 as a result of the increasing interest rate environment. Refinanced loans accounted for 61% of loan production for the first quarter of 2004 compared to 70% for the same period in 2003.

Net Revenue

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Selected Income Statement Data:
Net interest income	$8,662	$16,065
Recovery of loan losses	107	53
Gain on sales of loans	42,782	91,228
Servicing fees	25,899	16,755
Amortization expense	(27,310)	(27,235)
Impairment of servicing assets	(48,184)	(1,954)
Gain on derivatives	58,352	321
Gain on sales of servicing assets	6,489	4
Other income	1,839	1,864

Total net revenue	$68,636	$97,101

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the first quarter in 2004 totaled $8.7 million compared to $16.1 million for the first quarter in 2003. The decrease in net interest income in 2004 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.

     Gain on sale of loans includes the valuation of newly created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are fair value adjustments to forward contracts and interest rate lock commitments. Gain on sale of loans for the three months ended March 31, 2004 totaled $42.8 million, compared to $91.2 million for the same period in 2003, a decline of 53%. This decrease is attributable to decreased originations and slightly reduced secondary market margins as a result of the increasing interest rate environment during the latter half of 2003.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $25.9 million for the first quarter of 2004, an increase of 55% from first quarter of 2003, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $27.3 million for the three months ended March 31, 2004, relatively unchanged compared to $27.2 million during the first quarter of 2003. Due to changes in our amortization methodology in the first quarter of 2003 and a $38 million other-than-temporary impairment adjustment recorded in the fourth quarter of 2003, our amortization expense was relatively unchanged on a year-over-year basis, notwithstanding the increase in our servicing portfolio.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at March 31, 2004, through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent valuations (each of which produced approximately the same valuation result) performed by third parties at the end of February and the end of March. We made various changes to assumptions used in our internal models to ensure our valuation was consistent with market evidence obtained. Impairment expense totaled $48.2 million during the first quarter of 2004, compared to $2.0 million during the same period of 2003. The impairment expense in 2004 was a result of higher loan prepayment expectations trends from declining interest rates during the first quarter of 2004. Derivative gains of $58.4 million were recorded during the same period. Derivative gains of $0.3 million were recorded during the first quarter of 2003. Although mortgage servicing rights valuations declined in both periods, impairment net of derivative gains/losses in the first quarter of 2004 was a positive $10.2 million compared to a negative $1.6 million in the same period a year earlier, reflecting larger offsetting gains in derivatives in 2004.

     At March 31, 2004, the mortgage line of business held $10.8 billion notional amount of interest rate swaptions to manage the risk associated with our servicing assets. Notional amounts do not represent the amount at risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     In the first quarter of 2004, we recorded an other-than-temporary impairment adjustment of $7.0 million to reflect our view that the originally recorded value of certain servicing rights, net of amortization, and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the adjustment will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 51% of loan originations during the first quarter of 2004, compared to 4% during the first quarter of 2003. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $1.1 billion of servicing during the first quarter of 2004, generating a $6.5 million pre-tax gain. There were no bulk sales during the first quarter of 2003. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this quarter to counteract the effect of declines in production income, as we do in periods of rising interest rates, as well as to manage the size and composition of our investment in mortgage servicing assets.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$19,740	$17,999
Incentive and commission pay	9,788	23,014
Other expenses	22,941	24,200

Total operating expenses	$52,469	$65,213

Number of employees at period end(1)	2,012	2,055

(1)	On a full time equivalent basis

     Operating expenses for the three months ended March 31, 2004 totaled $52.5 million, a 20% decrease over the same period in 2003. Salaries and employee benefits including incentive and commission pay declined 28% during the first quarter of 2004 compared to the same period in 2003. These fluctuations reflect significant decreases in production activities in 2004 versus 2003.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2004	2003
	(Portfolio in billions)
Beginning servicing portfolio	$29.6	$16.8
Mortgage loan closings	2.7	21.9
Sales of servicing rights	(1.2)	(0.6)
Run-off(1)	(1.5)	(8.5)

Ending servicing portfolio	$29.6	$29.6

Number of loans (end of period)	226,714	229,983
Average loan size	$130,399	$128,880
Weighted average coupon rate	5.73%	5.83%
Percent Government National Mortgage Association (GNMA) and state housing programs	23%	26%
Percent conventional and other	77	74
Delinquency ratio	2.7	4.6
Mortgage servicing assets to related servicing portfolio(2)	1.02	1.19

(1) Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(2) For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At March 31, 2004, we estimated the fair value of these assets to be $302.8 million in the aggregate, or $4.3 million greater than the carrying value on the balance sheet, the difference between carrying value and market value being the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2003, we estimated the fair value of these assets to be $358.9 million in the aggregate, or $10.7 million greater than the carrying value on the balance sheet.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$28,385	$27,630
Interest expense	(7,839)	(8,603)

Net interest income	20,546	19,027
Provision for loan and lease losses	(1,200)	(1,580)
Noninterest income	4,776	5,129
Operating expense	(15,083)	(13,905)

Income before taxes	9,039	8,671
Income taxes	(3,622)	(3,460)

Net income	$5,417	$5,211

	March 31,	December 31,
Selected Balance Sheet Data at End of Period	2004	2003
Total assets	$2,311,816	$2,203,965
Loans	2,007,917	1,988,633
Allowance for loan and lease losses	22,086	22,055
Deposits	2,082,557	1,964,274
Shareholder’s equity	161,676	162,050

	March 31,	December 31,
Year to Date Daily Averages:	2004	2004
Assets	$2,256,645	$2,119,944
Loans	1,996,261	1,914,608
Allowance for loan and lease losses	22,310	21,895
Deposits	2,020,300	1,894,406
Shareholder’s equity	156,677	147,886
Shareholder’s equity to assets	6.94%	6.98%

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Net Income

     Commercial banking net income increased to $5.4 million during the first quarter of 2004, compared to $5.2 million for the same period in 2003.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net interest income	$20,546	$19,027
Average interest earning assets	2,178,870	1,916,236
Net interest margin	3.79%	4.03%

     Net interest income was $20.5 million for the first quarter of 2004, an increase of 8% over first quarter of 2003. The 2004 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2004 was 3.79%, compared to 4.03% for the same period in 2003. The reduction in 2004 margin is due to slower than anticipated loan growth which has led to greater than planned excess liquidity, as well as funding sources which have hit contractual or competitive rate floors at a greater rate than our loan assets.

Provision for Loan and Lease Losses

     Provision for loan and lease losses declined to $1.2 million during the first quarter of 2004, compared to a provision of $1.6 million during the same period in 2003. The declining provision relates to a combination of improving economic conditions, slower loan growth, improved overall loan quality, and a lower level of potential loss exposure. See further discussion in the “Credit Quality” section below.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Trust fees	$518	$477
Service charges on deposit accounts	1,459	1,217
Insurance commissions, fees and premiums	665	608
Gain from sales of loans	862	2,312
Loan servicing fees	328	284
Amortization and impairment of servicing assets	(540)	(774)
Brokerage fees	430	262
Other	1,054	743

Total noninterest income	$4,776	$5,129

Total noninterest income to total net revenues	19.8%	22.7%

     Noninterest income during the first quarter of 2004 decreased 7% over 2003. This decrease was due primarily to lower gains from sales of loans related to decreased mortgage production. The commercial banking line of business has a first mortgage servicing portfolio totaling $448.9 million, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights are carried on the balance sheet at the lower of cost or market, estimated at March 31, 2004 to be $3.3 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$9,322	$8,925
Other expenses	5,761	4,980

Total operating expenses	$15,083	$13,905

Efficiency ratio	59.6%	57.6%
Number of employees at period end(1)	499	467

(1)	On a full time equivalent basis.

     Operating expenses for the three months ended March 31, 2004 totaled $15.1 million, an increase of 8% over the same period in 2003.

Balance Sheet

     Total assets for the quarter ended March 31, 2004 averaged $2.3 billion compared to $2.1 billion for the year ended December 31, 2003. Average earning assets for the quarter ended March 31, 2004 averaged $2.2 billion compared to $2.0 billion for the year 2003. The most significant component of the increase in 2004 was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. Average core deposits for the first quarter of 2004 totaled $1.8 billion, an increase of 3% over average core deposits in the fourth quarter 2003.

Credit Quality

     Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased in 2004 over 2003. The decline in nonperformings is primarily the result of a satisfactory resolution of a single nonperforming relationship. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$20,435	$25,614
Other real estate owned	1,255	995

Total nonperforming assets	$21,690	$26,609

Nonperforming assets to total assets	0.94%	1.21%
Allowance for loan losses	$22,086	$22,055
Allowance for loan losses to total loans	1.10%	1.11%

	March 31,	March 31,
For the Period Ended:	2004	2003
Provision for loan losses	$1,200	$1,580
Net charge-offs	1,170	946
Annualized net charge-offs to average loans	0.24%	0.21%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Selected Income Statement Data
Net interest income	$24,696	$26,412
Provision for loan losses	(5,899)	(4,880)
Other income	17,655	(14,981)

Total net revenues	36,452	6,551
Operating expenses	(25,386)	(22,381)

Income (loss) before taxes	11,066	(15,830)
Income taxes	(4,433)	6,332

Net income (loss)	$6,633	$(9,498)

Selected Operating Data:
Loan volume (quarterly):
Lines of credit	$94,825	$73,459
Loans	212,052	205,091
Gain on sale of loans to whole loans sold	4.29%	2.29%

	March 31,	December 31,
	2004	2003
Selected Balance Sheet Data:
Home equity loans and lines of credit (1)	$721,685	$692,637
Allowance for loan losses	(29,456)	(29,251)
Home equity loans held for sale	213,864	202,627
Residual interests(2)	68,692	70,519
Short-term debt	451,296	368,640
Collateralized borrowings	411,064	460,535
Shareholders’ equity	135,351	128,555
Selected Operating Data:
Total managed portfolio balance at end of period	1,473,356	1,513,289
Delinquency ratio	4.7%	5.9%
Total managed portfolio including credit risk sold balance at end of period	$2,610,459	$2,568,356
Weighted average coupon rate:
Lines of credit	9.47%	9.71%
Loans	11.91	12.07
Net home equity charge-offs to average managed portfolio	4.07	4.79

(1) Includes $427.0 million and $478.7 million of collateralized loans at March 31, 2004 and December 31, 2003, respectively, as part of securitized financings.

(2) Includes $12.9 million and $12.4 million of residual interests at March 31, 2004 and December 31, 2003, respectively, that are considered credit-enhancing interest-only strips (CEIOS) under federal banking regulations.

Overview

     Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products (generally using second mortgage liens) through a combination of direct mail, brokers, the Internet, and correspondent channels. We target creditworthy homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers’ previous use of credit.

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the quarter ended March 31, 2004, HLTV home equity loans constituted 55% of our loan originations and 62% of our managed portfolio in this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. In accordance with regulatory guidance set forth in Supervision and Regulation Letter 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment reflects a risk-weighting of 200 percent for certain HLTV assets (approximately $219 million at March 31, 2004) that are described in the guidance as “subprime.”

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 84%, or $1.2 billion, of our home equity managed portfolio at March 31, 2004 have early repayment provisions, reflecting such customer choice.

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of March 31, 2004:

			Weight
			Average
	Amount	% of Total	Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$155,962	10.59%	10.76%
Home equity lines of credit < = 100% CLTV	376,930	25.58	8.19

Total <= 100% CLTV	532,892	36.17	8.94
Home equity loans > 100% CLTV	542,997	36.85	13.62
Home equity lines of credit > 100% CLTV	345,827	23.48	11.38

Total > 100% CLTV	888,824	60.33	12.75
First mortgages	24,030	1.63	7.77
Other (including Immediate Credit)	27,610	1.87	13.91

Total	$1,473,356	100.00%	11.31%

Net Income

     Our home equity lending business recorded net income of $6.6 million during the three months ended March 31, 2004, compared to a net loss for the same period in 2003 of $9.5 million. The increased earnings in the first quarter of 2004 relate primarily to improving credit quality and resulting differences in fair value adjustments to our residual interests through Trading Gains/Losses in the respective quarters.

Net Revenue

     Net revenue for the three months ended March 31, 2004 totaled $36.5 million, compared to net revenue for the three months ended March 31, 2003 of $6.6 million. The increase in revenues is primarily a result of increased trading gains related to differences in marking the residual interests to fair value in the respective quarters, reflecting expectation of improved credit quality of the underlying loan portfolios represented by these residuals. Trading gains during the three months ended March 31, 2004 totaled $4.6 million compared to trading losses of $17.8 million during the same period in 2003. Cash flow received from the residual assets during the quarter totaled $9.7 million compared to our previously modeled estimate of $7.4 million. Losses on the loans underlying the residual assets occurred at an annualized rate of 6.28% during the first quarter of 2004, as compared to our December 31, 2003, projection for the first quarter of 9%.

     We recognized greater gain on sales of loans during the quarter. We sold a total of $202 million of loans during the first quarter of 2004, or 66% of the quarter’s production, compared to $86 million or 31% of production in the first quarter of 2003.

     During the first quarter of 2004, our home equity lending business produced $306.9 million of home equity loans, compared to $278.6 million during the same period in 2003. Our home equity lending business had $906.1 million of net loans and loans held for sale at March 31, 2004, compared to $866.0 million at December 31, 2003. Included in the loan balance at March 31, 2004 were $427.0 million of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net interest income	$24,696	$26,412
Provision for loan losses	(5,899)	(4,880)
Gain on sales of loans	8,683	1,971
Loan servicing fees	6,101	4,673
Amortization of servicing assets	(3,977)	(2,884)
Recovery (impairment) of servicing assets	940	(1,017)
Trading gains (losses)	4,641	(17,789)
Other income	1,267	65

Total net revenue	$36,452	$6,551

     Net interest income decreased to $24.7 million for the three months ended March 31, 2004, compared to $26.4 million for the same period in 2003. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $3.3 million during the first three months of 2004 versus $7.0 million for the same period in 2003. The reduced accretion relates to the 48% reduction in our residual interests at March 31, 2004 compared to the same period a year earlier. The increase in the non-accretion interest income from $19.4 million in the first quarter of 2003 to $21.4 million in the first quarter of 2004 is a result of the buildup of our on-balance sheet loan portfolio which grew from $851.8 million at March 31, 2003 to $935.5 million at March 31, 2004.

     Provision for loan losses increased to $5.9 million during the quarter ended March 31, 2004 compared to $4.9 million during the same period in 2003. The increased provision relates to seasoning of the loan portfolio.

     Gains on sales of loans for the three months ended March 31, 2004 totaled $8.7 million, compared to $2.0 million during the same period in 2003. The increase in gains in 2004 relates to a higher volume of loan sales and improved margins on those sales. The gain on sales of loans relative to the principal balance of loans sold increased during the first quarter of 2004 compared to the same period in 2003 due to secondary market demand, product mix between Home Equity Loan (HEL) and Home Equity Lines of Credit (HELOC) product, and cost factors among our various channels. We had a securitization of $0.3 billion of loans during the first quarter of 2003 that we accounted for as a secured financing with no gain on sale. We completed whole loan sales during the first quarter of 2004 of $202.4 million resulting in a gain of $8.7 million. The majority of the loans sold in the first quarter of 2004 were recently originated and funded using short-term, warehouse facilities.

     We do not record a residual interest as a result of these whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. We are provided the right to an incentive servicing fee that will provide cash payments to us if we meet certain loan credit and servicing performance metrics. These contracts are treated as derivatives and classified in other assets. At March 31, 2004, we were receiving incentive fees for one transaction that had met these performance metrics. Included in other income was $1.8 million related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $1.8 million recognized during the quarter, $0.5 million was the result of cash collections and $1.3 million represented the projected value of future cash payments, discounted at 30%.

     Loan servicing fees totaled $6.1 million during the first quarter of 2004 compared to $4.7 million during the same period in 2003. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $1.670 billion and $1.692 billion at March 31, 2004 and 2003, respectively. The increase in loan servicing fees in 2004 relates to increased servicing income on our whole loans portfolio as well as increased early repayment fees which totaled $2.4 million during the quarter ended March 31, 2004 compared to $1.2 million during the same period in 2003 on the portfolio underlying the mortgage servicing asset.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we assess these modeled assumptions for reasonableness through independent third-party valuations. At March 31, 2004, net servicing assets totaled $30.9 million, compared to a balance of $28.4 million at December 31, 2003. Servicing asset amortization and impairment expense totaled $3.0 million during the first quarter of 2004, compared to $3.9 million for the three months ended March 31, 2003.

     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $4.6 million in the first quarter of 2004 compared to losses of $17.8 million for the same period in 2003. Residual interests had a balance of $68.7 million at March 31, 2004 and $70.5 million at December 31, 2003. The $68.7 million valuation at March 31, 2004 reflects $87.0 million of anticipated undiscounted cash flows of which $71.6 million represents existing securitization overcollateralization and reserve funds, and the remaining $15.4 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our earnings. The increased unrealized trading gains in the first quarter of 2004 principally reflect lower expected loss rates than previously modeled. These lower expected loss rates reflect the strengthening economy and recent actual experience. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$16,126	$13,062
Other	9,260	9,319

Total operating expenses	$25,386	$22,381

Number of employees at period end (1)	639	686

(1)	On a full time equivalent basis.

     Operating expenses were $25.4 million for the three months ended March 31, 2004, compared to $22.4 million for the same period in 2003. Operating expenses during the first quarter of 2004 included $2.8 million of compensation expense related to minority ownership interests at the home equity lending line of business which are accounted for on a mark to market basis. During the same period in 2003, we had a reversal of approximately $31 thousand due to the decline in the value of the minority ownership interest during that period.

Home Equity Servicing

     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans treated as sales under generally accepted accounting principles. For whole loans sold with servicing retained, we capitalize servicing fees including rights to future early repayment fees. These loans are included below in “managed portfolio including credit risk sold.” In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “whole loan sales” are $961.8 million of loans for which we have the opportunity to earn an incentive servicing fee.

     Our managed including credit risk sold portfolio is separated into $1.7 billion of loans and lines of credit originated, securitized, and treated as sold loans under SFAS 140 and $0.9 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale. Generally, loans originated prior to 2002 and treated as sold under SFAS 140 have a reserve methodology that reflects life of account loss expectations, whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months. The following table sets forth certain information for each of these portfolios.

	March 31,	December 31,
Managed Portfolio Including Credit	2004	2003
Risk Sold
Total Loans	$2,610,459	$2,568,356
30 days past due	3.76%	4.65%
90 days past due	1.64	1.86
Annualized QTD Net Chargeoff Rate	2.97	3.65
Managed Portfolio
Total Loans	$1,473,356	$1,513,289
30 days past due	4.72%	5.87%
90 days past due	2.02	2.43
Annualized QTD Net Chargeoff Rate	4.07	4.79
Unsold Loans
Total Loans (1)	$935,479	$897,227
30 days past due	2.46%	2.91%
90 days past due	1.04	1.25
Annualized QTD Net Chargeoff Rate	2.61	3.03
Loan Loss Reserve	$29,456	$29,251
Owned Residual
Total Loans	$537,877	$616,062
30 days past due	8.65%	10.18%
90 days past due	3.73	4.15
Annualized QTD Net Chargeoff Rate	6.28	7.13
Residual Undiscounted Losses	$55,220	$64,598
Credit Risk Sold
Total Loans	$1,137,103	$1,055,068
30 days past due	2.52%	2.90%
90 days past due	1.15	1.03
Whole Loan Sales
Total Loans	$1,083,837	$993,467
30 days past due	2.08%	2.20%
90 days past due	0.92	0.70
Sold Residuals
Total Loans	$53,266	$61,601
30 days past due	11.57%	14.16%
90 days past due	5.98	6.38

(1)	Excludes deferred fees and costs.

     In our home equity lending business, we generally have retained credit risk on loans we originate, whether funded on- or off-balance sheet. The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 4.7% at March 31, 2004, and 5.9% at December 31, 2003.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$6,754	$4,807
Provision for loan and lease losses	(1,153)	(2,864)
Noninterest income	475	835

Total net revenues	6,076	2,778
Operating expense	(4,225)	(3,328)

Income (loss) before taxes	1,851	(550)
Income taxes	(2,144)	290

Net loss	$(293)	$(260)

Selected Operating Data:
Net charge-offs	$1,294	$1,812
Net interest margin	5.74%	5.47%
Total fundings of loans and leases	$71,652	$57,609

	March 31,	December 31,
Selected Balance Sheet Data at End of Period:	2004	2003
Total assets	$487,769	$474,915
Loans and leases	479,364	463,423
Allowance for loan and lease losses	(10,962)	(11,445)
Shareholders’ equity	44,127	44,255

Overview

     In our commercial finance line of business, we originate small-ticket equipment leases through established U.S. and Canadian relationships with vendors, manufacturers and third-party originators, and provide financing for franchisees of selected quick service and casual dining restaurant concepts. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans and are full payout with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems. We finance a variety of commercial and office equipment types and try to limit the concentrations in our loan and lease portfolios.

Net Income

     During the three months ended March 31, 2004, the commercial finance line of business incurred a loss of $0.3 million, relatively unchanged from the same period in the prior year. Pre-tax earnings increased to $1.9 million for the quarter ended March 31, 2004, compared to a pre-tax loss of $0.6 million during the same period in 2003. The 2004 pre-tax improvement in earnings is attributable to portfolio growth, improvements in credit quality, and gains from the sale of whole loans. Net income was negatively affected by a one-time income tax charge of $1.7 million during the first quarter reflecting the cumulative impact of tax liabilities acquired, but not recorded on the books of the company at the time of our purchase of our Canadian operations from a now bankrupt seller. The impact of this adjustment would not have been material to any prior reporting periods.

Net Interest Income

     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Net interest income	$6,754	$4,807
Average interest earning assets	472,883	356,692
Net interest margin	5.74%	5.47%

     Net interest income was $6.8 million for the quarter ended March 31, 2004, an increase of 41% over 2003. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $479.4 million at March 31, 2004, an increase of 3% over year-end 2003 and an increase of 26% over March 31, 2003. This line of business originated $71.7 million in loans and leases during the first quarter of 2004, compared to $57.6 million during the same period of 2003.

     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the first quarter of 2004 was 5.74%, compared to 5.47% in 2003 for the same period. The increase in 2004 margin is due primarily to changes in product mix and intercompany funding changes.

Provision for Loan and Lease Losses

     The provision for loan and lease losses decreased to $1.2 million during the first three months in 2004 compared to $2.9 million for the same period in 2003. The decreased provisioning levels relate primarily to improvements in credit quality and reduction in the broker-based, small-ticket portion of our domestic portfolio. As previously announced, we largely exited the broker-sourced channel a year ago.

Noninterest Income

     Noninterest income during the three months ended March 31, 2004 decreased 67% over the same period in 2003. This decrease was due primarily to derivative losses offset partially by gains from sales of whole loans in our franchise unit during the quarter ended March 31, 2004. We had no derivative losses and no loan sales for this line of business during the same period in 2003.

Operating Expenses

     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$3,362	$2,606
Other	863	722

Total operating expenses	$4,225	$3,328

Number of employees at period end (1)	137	131

(1)	On a full time equivalent basis.

     Operating expenses during the first quarter in 2004 totaled $4.2 million, an increase of 27% over the same period in 2003. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher originations and the achievement of pre-tax profitability.

Credit Quality

     The commercial finance line of business had nonperforming loans and leases at March 31, 2004 of $3.4 million compared to $4.1 million as of December 31, 2003. Net charge-offs recorded by this line of business totaled $1.3 million for the first quarter of 2004 compared to $1.8 million for the first quarter of 2003. The improvement in nonperformings and net charge-offs relates primarily to our broker-based domestic lease portfolio. As noted above, we exited this business channel in mid-2003 and will now manage the portfolio as it runs off while focusing our efforts in originating vendor-sourced small ticket leases in the U.S. Our allowance for loan and lease losses at March 31, 2004 totaled $11.0 million, representing 2.29% of loans and leases, compared to a balance at December 31, 2003 of $11.4 million, representing 2.47% of loans and leases.

     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$3,393	$4,083
Allowance for loan losses	$10,962	$11,445
Allowance for loan losses to total loans	2.29%	2.47%

	March 31,	March 31,
For the Period Ended:	2004	2003
Provision for loan losses	$1,153	$2,864
Net charge-offs	$1,294	$1,812
Annualized net charge-offs to average loans	1.11%	2.06%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2004	2003
	(Dollars in thousands)
Franchise loans	$157,505	$150,505
Weighted average yield	8.24%	8.45%
Delinquency ratio	0.30	0.45
Domestic leases	$137,497	$134,602
Weighted average yield	9.44%	9.54%
Delinquency ratio	1.17	1.32
Canadian leases (1)	$184,362	$178,316
Weighted average yield	9.95%	10.12%
Delinquency ratio	1.26	0.89

(1)	In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Selected Income Statement Data:
Net interest income	$(1)	$7
Mark-to-market adjustment on investments	9	(2,259)
Noninterest income	149	147

Total net revenues	157	(2,105)
Operating expense	(128)	(108)

Income (loss) before taxes	29	(2,213)
Income taxes	(11)	885

Net income (loss)	$18	$(1,328)

	March 31,	December 31,
Selected Balance Sheet Data at End of Period:	2004	2003
Investment in portfolio companies (cost)	$14,592	$14,601
Mark-to-market adjustment	(11,068)	(11,077)

Carrying value of portfolio companies	$3,524	$3,524

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of March 31, 2004, with an aggregate investment cost of $14.6 million and a carrying value of $3.5 million. Our carrying value for investments in three of the seven has been reduced through valuation adjustments to zero.

     During the three months ended March 31, 2004, the venture capital line of business had net income of $18 thousand, compared to a net loss of $1.3 million for the first quarter in 2003. The 2003 loss was due to valuation adjustments to reflect the company’s portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled a net loss of $1.2 million for the three months ended March 31, 2004, compared to a loss of $2.0 million during the same period in 2003. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $1.2 million for the quarter ended March 31, 2004. We recognized a $45 thousand benefit with respect to this initiative during the first quarter of 2003. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2004, we allocated $3.3 million of these expenses to our subsidiaries, compared to $3.7 million during the first quarter of 2003.

     During the first quarter, we released a $1.7 million tax reserve relating to Canadian tax issues and re-examined other exposures relating to potential challenges from tax authorities. After reviewing the exposures and computing the required level of tax reserves, the Parent released an additional $0.5 million to adjust the reserve balance to a level commensurate with identified tax exposures.

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

     Our Chairman, Executive Vice President, Senior Vice Presidents (including the Chief Financial Officer), and Chief Risk Officer meet on a regularly scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.

Credit Risk

     The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. The mortgage banking line of business assumes limited credit risk as its mortgages typically are insured and are sold within a short period of time after origination.

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer specific to the product line and manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Audit and Risk Management Committee.

     The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance no less frequently than on a quarterly basis.

     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. An allowance is established when the collateral value, observable market price or discounted cash flows of an impaired loan is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified higher risk graded loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic rate migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.

     Net charge-offs for the three months ended March 31, 2004 were $8.2 million, or 1.0% of average loans, compared to $6.1 million, or 0.9% of average loans during the same period in 2003. The increase in charge-offs is a result of loan growth and deteriorating credit quality in late 2003 manifesting itself as higher charge-offs in early 2004 as portfolios season. At March 31, 2004, the allowance for loan and lease losses was 2.0% of outstanding loans and leases, unchanged from year end 2003.

     Total nonperforming loans and leases at March 31, 2004, were $36.1 million, compared to $44.4 million at December 31, 2003. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2004 were 1.1%, compared to 1.4% at December 31, 2003. The 2004 decrease occurred primarily at the commercial banking line of business where nonperforming loans decreased to $20.4 million at March 31, 2004, compared to $25.6 million at the end of 2003. The majority of this decrease was due to satisfactory resolution of a single nonperforming relationship at the commercial banking line of business.

     Other real estate we owned totaled $6.3 million at March 31, 2004, down from $6.4 million at December 31, 2003. Total nonperforming assets at March 31, 2004 were $44.9 million, or 0.87% of total assets compared to nonperforming assets at December 31, 2003, of $52.5 million, or 1.1% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2004	2003
	(In thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$559	$4,172
Real estate mortgages	—	—
Consumer loans	62	226
Lease financing:
Domestic	142	159
Canadian	188	70

	951	4,627

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	19,104	20,447
Real estate mortgages	12,270	14,663
Consumer loans	709	769
Lease financing:
Domestic	1,380	1,916
Canadian	1,682	1,943

	35,145	39,738

Total nonperforming loans and leases	36,096	44,365

Other real estate owned:
Nonperforming loans held for sale not guaranteed	2,456	1,695
Other real estate owned	6,309	6,431

Total nonperforming assets	$44,861	$52,491

Nonperforming loans and leases to total loans and leases	1.1%	1.4%

Nonperforming assets to total assets	0.9%	1.1%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at March 31, 2004 and December 31, 2003 were held at our lines of business as follows:

	March 31,	December 31,
	2004	2003
	(In millions)
• Mortgage banking	$7.6	$6.8
• Commercial banking	21.7	26.6
• Home equity lending	12.2	15.0
• Commercial finance	3.4	4.1

     Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection.

Liquidity Risk

     Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities or sales, and through equity capital.

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2004, the ratio of loans and loans held for sale to total deposits was 127%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.8 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.6 billion). The first mortgage loans carry an interest rate at or near current market rates for first mortgage loans and are generally sold within a short period. Excluding these two items, our loans to deposit ratio at March 31, 2004 was 84%.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the first quarter of 2004, the home equity lending line of business produced $0.3 billion and home equity loan sales totaled $0.2 billion, thus requiring increases in funding facilities for this line of business of $0.1 billion.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit, and escrow account deposits. Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2004, these deposit types totaled $1.5 billion, an increase of $0.4 billion from December 31, 2003.

     Certificates of deposit (CDs) differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2004, CDs issued directly to customers totaled $0.6 billion, which was up slightly from December 31, 2003. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at March 31, 2004, and had an average remaining life of 15 months, as compared to $0.3 billion outstanding with an 18 month average remaining life at December 31, 2003.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At March 31, 2004, these escrow balances totaled $0.8 billion, which was up $0.2 billion from December 31, 2003.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2004, FHLBI borrowings outstanding totaled $0.1 billion, a $0.2 billion decrease from December 31, 2003. We had sufficient collateral pledged to FHLBI at March 31, 2004 to borrow an additional $0.7 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At March 31, 2004, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: $1 million outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $26 million outstanding out of $205 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $75 million committed borrowing facility

     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At March 31, 2004, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $133 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: $64 million unsettled on a $150 million facility

•	Investor warehouse sale facility: $150 million unsettled

Interest Rate Risk

     Because all of our assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     An asset/liability management committee (ALMC) at each of our lines of business that has interest rate risk monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Our parent company ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented on each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, net interest margin, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.

     Our commercial banking, home equity lending, and commercial finance lines of business assume interest rate risk in the pricing structure of their loans and leases, and manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging using purchases and sales of financial derivatives.

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between loan origination and sale, the mortgage bank buys commitments to deliver loans at a fixed price for a portion of our pipeline.

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

This strategy may, at times, result in variability in quarterly results that are not reflective of underlying trends for the Corporation.

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2004. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2004, although certain accounts such as “Official Checks and Due From” are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

     The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other hedging actions that might be taken in the future under asset/liability management as interest rates change.

     Specifically, the volume of derivative contracts entered into to manage the risk of mortgage servicing rights (MSRs) fluctuates from quarter to quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of March 31, 2004, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

Economic Value Change Method

	Present Value at March 31, 2004,
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In thousands)
Interest Sensitive Assets
Loans and other assets	$3,545,810	$3,517,231	$3,482,667	$3,447,669	$3,412,675
Loans held for sale	1,007,890	1,003,023	996,219	988,914	980,634
Mortgage servicing rights	168,919	209,656	336,859	500,781	585,084
Residual interests	74,587	72,867	69,771	66,234	61,972
Interest sensitive financial derivatives	35,799	38,822	23,025	(58,759)	(243,970)

Total interest sensitive assets	$4,833,005	$4,841,599	$4,908,541	$4,944,839	$4,796,395

Interest Sensitive Liabilities
Deposits	(3,328,446)	(3,311,811)	(3,294,563)	(3,280,315)	(3,267,158)
Short-term borrowings(1)	(397,631)	(397,530)	(397,185)	(396,820)	(396,461)
Long-term debt	(706,164)	(698,282)	(687,511)	(675,862)	(664,131)

Total interest sensitive liabilities	(4,432,241)	(4,407,623)	(4,379,259)	(4,352,997)	(4,327,750)

Net market value as of March 31, 2004	$400,764	$433,976	$529,282	$591,842	$468,645

Change from current	$(128,518)	$(95,306)	$—	$62,560	$(60,637)

Net market value as of December 31, 2003	$531,596	$567,923	$575,450	$645,981	$635,791

Potential change	$(43,854)	$(7,527)	$—	$70,531	$60,341

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at March 31, 2004,
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	996,219	996,219	996,219	988,914	980,634
Mortgage servicing rights	168,920	209,481	332,611	410,068	422,854
Residual interests	74,587	72,867	69,771	66,234	61,972
Interest sensitive financial derivatives	35,799	38,822	23,025	(58,759)	(243,970)

Total interest sensitive assets	$1,275,525	$1,317,389	$1,421,626	$1,406,457	$1,221,490

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—

Net market value as of March 31, 2004	$1,275,525	$1,317,389	$1,421,626	$1,406,457	$1,221,490

Potential change	$(146,101)	$(104,237)	$—	$(15,169)	$(200,136)

Net market value as of December 31, 2003	$1,260,307	$1,303,782	$1,313,410	$1,279,691	$1,222,645

Potential change	$(53,103)	$(9,628)	$—	$(33,719)	$(90,765)

(1)	Value does not change in GAAP presentation.

Operational risk

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

     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The new enterprise-wide operational risk oversight function reports to the Audit and Risk Management Committee of our Board of Directors and to our Enterprise-Wide Risk Management Committee, which is led by the Chairman of the Board of Directors. We recently established an enterprise-wide compliance oversight function to devote increased attention and resources to banking regulatory compliance as we have grown more complex and as our home equity, commercial finance and mortgage banking businesses are now all being conducted under Irwin Union Bank and Trust Company. The compliance oversight function reports to our Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of the Board of Directors. We have identified 75 key processes in the Corporation for which we have Risk and Control Summaries (RACS) for line managers to identify operational risks, internal controls and residual or unmitigated risks. These RACS constitute an integral part of our Board(s), CEO and CFO’s oversight and assessment of the adequacy of our internal controls.

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

     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.

Off-Balance Sheet Instruments

     In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet.

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2004 and December 31, 2003, respectively, were $543.6 million and $546.5 million. We had $30.0 million and $30.8 million in irrevocable standby letters of credit outstanding at March 31, 2004 and December 31, 2003, respectively.

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

     We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of March 31, 2004. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a gain of $0.1 million included in derivative gains during the quarter ended March 31, 2004 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate funding source into a floating rate funding source.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. At March 31, 2004, we designated the portion of these transactions hedging the closed mortgage loans as hedges that qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.8 billion at March 31, 2004. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at March 31, 2004 was $3.7 million and the hedge ineffectiveness for the quarter then ended was a gain of $0.3 million. The effect of these hedging activities was recorded through earnings as a component of gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives and are recorded at fair value. We value these commitments at period end based upon the current secondary market value of securities with similar characteristics. A net decrease in fair value of these derivatives totaling $0.7 million was recorded in the first quarter 2004 in gain from sale of loans. At March 31, 2004, we had a notional amount of rate lock commitments outstanding totaling $1.7 billion with a fair value of $3.0 million. Notional amounts do not represent the amount of risk.

     Our commercial finance line of business delivered fixed rate leases into conduits that fund them using floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of March 31, 2004, the notional value and year-to-date loss on the interest rate caps were $41.4 million and $27 thousand, respectively. In addition, we also used Eurodollar futures contracts to hedge rate risk in this structure. As of March 31, 2004, the total notional amount and year-to-date loss on the Eurodollar futures were $120.0 million and $0.2 million, respectively.

•	In the fourth quarter of 2003, we delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch was similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of three amortizing CAD interest rate swaps were executed, although Irwin was only a counterparty on two of the swaps. The third swap was between the commercial paper conduit and an outside party, but has an impact on us as it affects the conduit funding cost. Of the first of the two swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date loss on this swap at March 31, 2004 were $68.9 million and $0.8 million, respectively. For the second swap, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date gain on this swap at March 31, 2004 are $69.6 million and $0.5 million, respectively.

     Our home equity line of business originates a relatively small amount of first mortgage loans. We enter into forward commitments to protect against interest rate fluctuation between the date of origination until a sale price is locked in. These loans are typically sold within a month of origination. As of March 31, 2004, we had no outstanding commitments. We recorded a derivative loss on this activity of $6 thousand in the first quarter of 2004.

     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. To manage such mismatches, we own three interest rate caps and, in the first quarter of 2004, entered into Eurodollar futures contracts. The interest rate caps had a fair value of $0.3 million and a notional amount of $55.9 million at March 31, 2004. We classify interest rate caps as other assets on the consolidated balance sheets and carry them at their fair values. Two of the interest rate caps qualify for cash flow hedge accounting treatment under SFAS 133. As a result, a negative adjustment to fair value of $81 thousand net of tax on these cash flow derivatives was recorded through accumulated other comprehensive income in the first quarter of 2004. We record adjustments to fair value for the third interest rate cap (and the Eurodollar futures), which does not qualify for hedge accounting, as derivative gain or losses on the consolidated income statements. For the quarter ended March 31, 2004, we recorded a $3 thousand loss related to this cap. We entered into Eurodollar futures contracts with a notional value of $840 million with expiration dates ranging from June 2004 through June 2006. As of March 31, 2004, the fair value and year-to-date loss recorded on these contracts were ($0.6 million) and $0.6 million, respectively.

     In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyer) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyer’s securitization, the buyer issues an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. The first of these deals was dated September 27, 2002 for loans that were sold March 28, 2002. Included in derivative gains or losses in the first quarter of 2004 was $1.8 million related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $1.8 million recognized during the quarter, $0.5 million was the result of cash collections and $1.3 million represented the projected value of future cash payments, discounted at 30%. The pool of loans which we service underlying the derivative contract we valued this quarter was $98.3 million. In total, we have sold $1.0 billion for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate that we are likely to receive cash payments on the derivatives within a twelve-month period. We use assumptions to value the ISFs that we believe market participants would use to value similar assets. As of March 31, 2004, only one of five whole loan sales with this derivative has met this expected performance trigger.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is based on the three-month LIBOR rate. For the first quarter of 2004, we recorded losses of $2.4 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the consolidated income statements as derivative gains or losses. At March 31, 2004, we held open swaption positions with a notional value totaling $10.8 billion at March 31, 2004, with a final maturity of April 1, 2004. For the quarter ended March 31, 2004, we recorded gains on swaptions, including premiums paid, totaling $60.8 million. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year. Notional amounts do not represent the amount at risk.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $97 million in forward contracts outstanding as of March 31, 2004. For the quarter ended March 31, 2004, we recognized losses on these contracts of $0.2 million. These contracts are marked-to-market with gains and losses included in derivative gains or losses on the consolidated income statements. The foreign currency transaction loss on the intercompany loans was $0.9 million during the quarter ended March 31, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 41 through 43.

Item 4. Controls and Procedures.

     In the ordinary course of internal process and control review by management, internal and external audit, we will periodically identify processes and controls that need improvement. When these are identified, we have procedures in place to bring the matter to the attention of the appropriate management and Board committees and to put into place project plans to address the improvement opportunity.

     As of March 31, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2004, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation.

     There have been no changes since the fourth quarter of 2003 in our internal controls that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

Item 5. Other Information.

Executive Officers

     Our executive officers are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. In addition to our Chairman and Chief Executive Officer, Mr. Miller, who also serves as a director, the executive officers designated by the Board at their meeting on February 20, 2004 are listed below.

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

Paul D. Freudenthaler (39) was recently promoted to Chief Risk Officer in December 2003. He was Vice President — Financial Risk Management from December 2001 to December 2003. From September 2000 through November 2001, he was Corporate Controller for America Online Latin America, an Internet service provider. From July 2000 to August 2000 he served as Senior Vice President — Treasurer of Telscape International, Inc., a development stage telecommunications company. Prior thereto, he held the position of Chief Accounting Officer of Telscape from July 1999 until June 2000. Subsequent to his departure from Telscape, Telscape filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on April 27, 2001. From February 1999 through June 1999, he was Director — International of Bank United, F.S.B. From January 1994 through January 1999, he was Director — International of Irwin Mortgage Corporation, our indirect subsidiary.

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

PART II. Other Information.

Item 1. Legal Proceedings.

Since the time of filing our report on Form 10-K for the year ended December 31, 2003, we experienced developments as noted in the litigation described below:

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

     On September 30, 2002, the court granted plaintiffs’ motion for certification of a class subject to certain limitations. In October 2002, we filed a motion for reconsideration with the district court and a petition for permission to appeal the class certification decision with the Court of Appeals for the 1st Circuit. In May 2003, the district court denied our motion for summary judgment and denied in part our motion for reconsideration of class decertification. However, the court further restricted membership in the plaintiff class. In October 2003, the court of appeals denied our application for appellate review of the district court’s certification of the class. On April 1, 2004, the plaintiffs filed a motion for summary judgment and we filed a motion for summary judgment on class claims.

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

     Limited discovery on issues pertaining to class certification and the merits of plaintiffs’ individual claim has been conducted. The actual number of plaintiff borrowers will be determined only after a review of loan files. Nevertheless, after performing a limited analysis of the approximately 200 loans acquired directly from FirstPlus through our correspondent lending channel and the approximately 7,800 loans acquired from others through bulk acquisitions that may include FirstPlus originations, we believe that fewer than 100 loans will qualify for inclusion in the class. We believe we have available numerous defenses to the allegations and intend to vigorously defend this lawsuit. At the present time, we are unable to form a reasonable estimate of potential loss, if any, and have not established any reserves related to this case.

Stamper v. A Home of Your Own, Inc.

     On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million, jointly and severally, against defendants, including our indirect subsidiary, Irwin Mortgage Corporation. The case was filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiff borrowers alleged that A Home of Your Own, Inc., a home rehabilitation company, and its principal, Robert Beeman, defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. On April 12, 2004, Irwin Mortgage filed a Petition for Writ of Certiorari with the Maryland Court of Appeals, seeking further review. We have reserved for this case based upon the advice of our legal counsel.

Silke v. Irwin Mortgage Corporation

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. The plaintiff is seeking to certify a class consisting of Indiana borrowers who were charged the fee during the six-year period prior to the filing of the lawsuit. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination of class certification will precede any action on Irwin Mortgage’s summary judgment motion. On January 9, 2004, the plaintiff filed a Supplemental Brief and Submission of Additional Evidence in Support of Class Certification. On March 15, 2004, the court held a hearing on plaintiff’s class certification motion. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003 and responded to plaintiffs’ initial discovery requests on December 19, 2003. On February 25, 2004 Irwin Mortgage served its initial discovery requests on the plaintiffs. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

Item 2. Changes in Securities and Use of Proceeds.

     (c) The Corporation issued shares of common stock pursuant to elections made by four out of the nine of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees as indicated in the table below. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Number of
Date Issued	Shares
December 31, 2003	531
January 2, 2004	3,184
February 24, 2004	1,658
March 31, 2004	582

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.3	Code of By-laws of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3.3 to Form 10-K for period ended December 31, 2003, File No. 0-06835.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 0-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.2	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 0-06835.)

10.3	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)

10.4	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form10-Q Report for period ended June 30, 1997, File No. 0-06835.)

10.5	*Irwin Financial Corporation 2001 Stock Plan. (Incorporated by reference to Exhibit 10.18 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.6	*Amended Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.7	*Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

Exhibit
Number	Description of Exhibit
10.8	*1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.9	*Irwin Financial Corporation Employees’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.10	*Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1994, File No. 0-06835.)

10.11	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.12	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.13	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.14	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

10.15	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.17	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Irwin Home Equity Corporation Shareholder Agreement and Amendments. (Incorporated by reference to Exhibit 10(b) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.19	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.20	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.21	*Irwin Financial Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.21 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

10.22	*Irwin Union Bank Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.22 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

10.24	*Irwin Mortgage Corporation Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.24 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

Exhibit
Number	Description of Exhibit
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes — Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

8-K	January 22, 2004	IFC Announces 2003 Fourth Quarter and Annual Earnings Conference Call.

8-K	January 23, 2004	IFC Announces 2003 Fourth Quarter Earnings and Management Succession.

8-K	February 20, 2004	IFC Announces First Quarter Dividend .

8-K	February 20, 2004	IFC Announces Addition to Board of Directors .

8-K	March 22, 2004	IFC Announces Retirement of John T. Hackett from the Board of Directors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

DATE: May 3, 2004	BY:	/s/ Gregory F. Ehlinger

GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	BY:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)