Form 10-Q
period 2004-06-30
IRWIN FINANCIAL CORPORATION
filed 2004-07-30
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________ .

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

[ X ]	Yes	[ ]	No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

[ X ]	Yes	[ ]	No

As of July 26, 2004, there were 28,305,866 outstanding common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2004	2003
	(In thousands, except for shares)
Assets:
Cash and cash equivalents	$149,206	$140,810
Interest-bearing deposits with financial institutions	88,588	81,166
Residual interests	74,390	71,491
Investment securities - held-to-maturity (Market value: $ 45,267 at June 30, 2004 and $24,971 at December 31, 2003)	45,267	24,956
Investment securities - available-for-sale	76,325	67,569
Loans held for sale	1,196,130	883,895
Loans and leases, net of unearned income - Note 2	3,203,279	3,161,054
Less: Allowance for loan and lease losses - Note 3	(53,837)	(64,285)

	3,149,442	3,096,769
Servicing assets - Note 4	397,828	380,123
Accounts receivable	77,121	62,045
Accrued interest receivable	15,191	15,502
Premises and equipment, net	31,263	32,208
Other assets	124,421	131,825

Total assets	$5,425,172	$4,988,359

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,032,054	$850,529
Interest-bearing	1,622,087	1,352,763
Certificates of deposit over $100,000	707,123	696,370

	3,361,264	2,899,662
Short-term borrowings - Note 5	655,860	429,758
Collateralized debt - Note 6	292,457	590,131
Other long-term debt - Note 7	270,178	270,184
Other liabilities	375,927	366,364

Total liabilities	4,955,686	4,556,099

Commitments and contingencies - Note 11
Shareholders’ equity
Preferred stock, no par value - authorized 4,000,000 shares; none issued	—	—
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of June 30, 2004 and December 31, 2003; including 1,328,534, and 1,477,778 shares in treasury as of June 30, 2004 and December 31, 2003, respectively	112,000	112,000
Additional paid-in capital	579	1,264
Deferred compensation	(538)	(504)
Accumulated other comprehensive income, net of deferred income tax liability of $47 and $120 as of June 30, 2004, and December 31, 2003, respectively	71	182
Retained earnings	386,410	352,647

	498,522	465,589
Less treasury stock, at cost	(29,036)	(33,329)

Total shareholders’ equity	469,486	432,260

Total liabilities and shareholders’ equity	$5,425,172	$4,988,359

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2004	2003
	(In thousands, except per share)
Interest income:
Loans and leases	$58,425	$61,708
Loans held for sale	22,212	29,926
Residual interests	3,285	6,006
Investment securities	1,153	1,148
Federal funds sold	21	62

Total interest income	85,096	98,850

Interest expense:
Deposits	10,058	11,557
Short-term borrowings	2,193	4,603
Collateralized debt	2,914	4,540
Other long-term debt	5,675	662
Preferred securities distribution	—	5,527

Total interest expense	20,840	26,889

Net interest income	64,256	71,961
Provision for loan and lease losses	1,794	13,634

Net interest income after provision for loan and lease losses	62,462	58,327

Other income:
Loan servicing fees	33,621	24,817
Amortization of servicing assets — Note 4	(29,656)	(37,239)
Recovery (impairment) of servicing assets — Note 4	71,950	(40,577)

Net loan administration income (loss)	75,915	(52,999)
Gain from sales of loans	39,274	124,000
Gain (loss) on sale of mortgage servicing assets	1,928	(4)
Trading gains (losses)	6,669	(33,131)
Derivative (losses) gains, net	(53,994)	18,616
Other	6,314	7,039

	76,106	63,521

Other expense:
Salaries	54,783	58,208
Pension and other employee benefits	10,938	11,033
Office expense	4,942	5,679
Premises and equipment	10,339	8,916
Marketing and development	3,932	4,063
Professional fees	5,459	2,878
Other	17,462	9,705

	107,855	100,482

Income before income taxes	30,713	21,366
Provision for income taxes	12,769	8,139

Net income	$17,944	$13,227

Earnings per share: — Note 9
Basic	$0.64	$0.47

Diluted	$0.60	$0.45

Dividends per share	$0.08	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(In thousands, except for per share)
Interest income:
Loans and leases	$119,671	$119,832
Loans held for sale	36,285	52,822
Residual interests	6,543	12,969
Investment securities	2,362	2,010
Federal funds sold	38	99

Total interest income	164,899	187,732

Interest expense:
Deposits	19,548	22,806
Short-term borrowings	3,815	8,670
Collateralized debt	6,719	7,525
Other long-term debt	11,358	1,324
Preferred securities distribution	—	11,055

Total interest expense	41,440	51,380

Net interest income	123,459	136,352
Provision for loan and lease losses	9,940	22,877

Net interest income after provision for loan and lease losses	113,519	113,475

Other income:
Loan servicing fees	66,198	46,708
Amortization of servicing assets — Note 4	(61,343)	(68,048)
Recovery (impairment) of servicing assets — Note 4	24,567	(43,632)

Net loan administration income (loss)	29,422	(64,972)
Gain from sales of loans	92,043	219,511
Gain on sale of mortgage servicing assets	8,417	—
Trading gains (losses)	11,342	(50,919)
Derivative gains, net	4,922	12,142
Other	12,414	10,570

	158,560	126,332

Other expense:
Salaries	104,616	114,631
Pension and other employee benefits	22,685	21,858
Office expense	9,679	10,870
Premises and equipment	20,794	19,218
Marketing and development	7,567	7,757
Professional fees	9,303	5,684
Other	33,647	19,276

	208,291	199,294

Income before income taxes	63,788	40,513
Provision for income taxes	25,502	15,510

Net income	$38,286	$25,003

Earnings per share: - Note 9
Basic	$1.36	$0.90

Diluted	$1.27	$0.86

Dividends per share	$0.16	$0.14

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2004, and 2003

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
			(Dollars in thousands, except shares)
Balance at April 1, 2004	$453,185	$370,728	$90	$(540)	$595	$112,000	$(29,688)
Net income	17,944	17,944
Unrealized loss on investment securities net of $92 tax benefit	(138)		(138)
Unrealized gain on interest rate cap net of $185 tax liability	278		278
Foreign currency adjustment net of $106 tax benefit	(159)		(159)

Total comprehensive income	17,925
Deferred compensation	2			2
Cash dividends	(2,262)	(2,262)
Tax benefit on stock option exercises	17				17
Treasury stock:
Purchase of 533 shares	(14)						(14)
Sales of 28,057 shares	633	—			(33)		666

Balance June 30, 2004	$469,486	$386,410	$71	$(538)	$579	$112,000	$(29,036)

Balance at April 1, 2003	$371,480	$297,490	$(524)	$(558)	$3,225	$112,000	$(40,153)
Net income	13,227	13,227
Unrealized loss on investment securities net of $7 tax benefit	(10)		(10)
Unrealized loss on interest rate cap net of $28 tax benefit	(42)		(42)
Foreign currency adjustment net of $346 tax liability	518		518

Total comprehensive income	13,693
Deferred compensation	69			69
Cash dividends	(1,957)	(1,957)
Tax benefit on stock option exercises	927				927
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)		44
Treasury stock:
Purchase of 109,001 shares	(2,674)						(2,674)
Sales of 242,689 shares	3,254	—			(1,729)		4,983

Balance June 30, 2003	$384,835	$308,760	$(58)	$(489)	$2,422	$112,000	$(37,800)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

For the Six Months Ended June 30, 2004, and 2003

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
			(Dollars in thousands, except shares)
Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income	38,286	38,286
Unrealized loss on investment securities net of $49 tax benefit	(73)		(73)
Unrealized gain on interest rate cap net of $131 tax liability	196		196
Foreign currency adjustment net of $156 tax benefit	(234)		(234)

Total comprehensive income	38,175
Deferred compensation	(34)			(34)
Cash dividends	(4,523)	(4,523)
Tax benefit on stock option exercises	678				678
Treasury stock:
Purchase of 10,440 shares	(347)						(347)
Sales of 159,684 shares	3,277	—			(1,363)		4,640

Balance at June 30, 2004	$469,486	$386,410	$71	$(538)	$579	$112,000	$(29,036)

Balance at January 1, 2003	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$(41,331)
Net income	25,003	25,003
Unrealized gain on investment securities net of $8 tax liability	12		12
Unrealized gain on interest rate cap net of $48 tax benefit	(72)		(72)
Foreign currency adjustment net of $593 tax liability	889		889
Minimum SERP liability net of $170 tax liability	255		255

Total comprehensive income	26,087
Deferred compensation	(249)			(249)
Cash dividends	(3,905)	(3,905)
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)		44
Tax benefit on stock option exercises	1,009				1,009
Treasury stock:
Purchase of 186,899 shares	(2,789)						(2,789)
Sales of 305,900 shares	4,084	—			(2,192)		6,276

Balance at June 30, 2003	$384,835	$308,760	$(58)	$(489)	$2,422	$112,000	$(37,800)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Net income	$38,286	$25,003
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	3,536	5,569
Amortization and impairment of servicing assets	36,776	111,680
Provision for loan and lease losses	9,940	22,877
Gain on sale of mortgage servicing assets	(8,417)	—
Gain from sales of loans held for sale	(92,043)	(219,511)
Originations and purchases of loans held for sale	(7,504,513)	(13,456,103)
Proceeds from sale of mortgage servicing assets	28,527	—
Proceeds from sales and repayments of loans held for sale	7,208,754	13,161,261
Net (increase) decrease in residuals	(2,899)	63,912
Net (increase) decrease in accounts receivable	(15,076)	7,692
Other, net	15,800	(40,627)

Net cash used by operating activities	(281,329)	(318,247)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	52,876	451
Available-for-sale	1,257	28,486
Purchase of investment securities:
Held-to-maturity	(73,404)	(14)
Available-for-sale	(9,975)	(40,689)
Net increase in interest-bearing deposits with financial institutions	(7,422)	(21,299)
Net increase in loans, excluding sales	(93,055)	(278,299)
Proceeds from sale of loans	31,416	30,140
Other, net	(2,837)	(3,767)

Net cash used by lending and investing activities	(101,144)	(284,991)

Financing activities:
Net increase in deposits	461,602	654,733
Net increase (decrease) in short-term borrowings	226,102	(285,761)
Repayments of long-term debt	(6)	(5)
Proceeds from issuance of collateralized borrowings	32,862	358,251
Repayments of collateralized borrowings	(328,685)	(100,968)
Purchase of treasury stock for employee benefit plans	(347)	(2,789)
Proceeds from sale of stock for employee benefit plans	3,955	5,093
Dividends paid	(4,523)	(3,905)

Net cash provided by financing activities	390,960	624,649

Effect of exchange rate changes on cash	(91)	(141)

Net increase in cash and cash equivalents	8,396	21,270
Cash and cash equivalents at beginning of period	140,810	157,771

Cash and cash equivalents at end of period	$149,206	$179,041

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$41,975	$51,993

Income tax (refund) paid	$(21,466)	$42,917

Noncash transactions:
Loans sold, eligible for repurchase	$68,968	$—

Conversion of trust preferred to common stock	$—	$43

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — Summary of Significant Accounting Policies

     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, commercial finance and venture capital lines of business. Our direct and indirect subsidiaries include Irwin Mortgage Corporation, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Home Equity Corporation, Irwin Commercial Finance Corporation and Irwin Ventures, LLC. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.

     Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. Until we ceased using gain on sale accounting after the first quarter of 2002, whenever we sold receivables in securitizations of home equity loans and lines of credit, we retained residual interests, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables. Gain or loss on the sale of the loans depended, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

     To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions — prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved — that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as “trading gains or losses.”

     Cash and Cash Equivalents Defined: For purposes of the statement of cash flows, we consider cash and due from banks and federal funds sold to be cash equivalents.

     Stock-Based Employee Compensation: We have two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. To date, the Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, Securities and Exchange Commission (SEC) and other relevant authorities regarding the standardization of valuation methods. Accordingly, we will begin expensing options when the new requirements become effective. We will continue to disclose the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the three months		For the six months
	ended June 30,		ended June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net income as reported	$17,944	$13,227	$38,286	$25,003
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(668)	(841)	(1,300)	(1,488)

Pro forma net income	$17,276	$12,386	$36,986	$23,515

Basic earnings per share
As reported	$0.64	$0.47	$1.36	$0.90
Pro forma	$0.61	$0.44	$1.31	$0.84
Diluted earnings per share
As reported	$0.60	$0.45	$1.27	$0.86
Pro forma	$0.58	$0.42	$1.23	$0.81

     Recent Accounting Developments: We adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets at December 31, 2003 and June 30, 2004. Details about the IFC Trusts and debentures can be found in Note 7, “Other Long-Term Debt.” The Trust Preferred Securities currently qualify as Tier 1 regulatory capital. In May 2004, the Federal Reserve Bank issued proposed rules that retain Tier 1 capital treatment of Trust Preferred Securities for bank holding companies.

     In March 2004, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 105 (SAB 105), “Application of Accounting Principles to Loan Commitments.” This staff bulletin is effective for interest rate locks entered into or substantially modified on or after April 1, 2004. This bulletin and subsequent interpretations impacted the manner in which we account for interest rate lock commitments. The effect of implementation was a deferral of $2.2 million of pre-tax earnings this quarter related to built in pricing gains. Built in pricing gain earnings will now be recognized when our mortgage line of business sells or securitizes loans rather than when it enters into interest rate locks.

     Reclassifications: Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 — Loans and Leases

     Loans and leases are summarized as follows:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial, financial and agricultural	$1,555,756	$1,503,619
Real estate-construction	321,939	306,669
Real estate-mortgage	783,656	859,541
Consumer	31,377	27,370
Direct financing leases
Domestic	407,552	364,413
Canadian	221,666	207,355
Unearned income
Domestic	(88,936)	(78,875)
Canadian	(29,731)	(29,038)

Total loans and leases, net of unearned income	$3,203,279	$3,161,054

Note 3 — Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and for	As of and for
	the six months ended	the year ended
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$64,285	$50,936
Provision for loan and lease losses	9,940	47,583
Charge-offs	(15,076)	(37,312)
Recoveries	2,458	3,420
Reduction due to reclassification of loans to loans held for sale	(7,461)	(690)
Other	(309)	348

Balance at end of period	$53,837	$64,285

Note 4 - Servicing Assets

     Included on the consolidated balance sheet at June 30, 2004 and December 31, 2003 are $397.8 million and $380.1 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and for	As of and for
	the six months ended	the year ended
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$380,123	$174,935
Additions	74,592	296,551
Amortization	(61,343)	(135,519)
Recovery of impairment	24,567	44,516
Reduction for servicing sales	(20,111)	(360)

	$397,828	$380,123

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	76,869	159,865
Recovery of impairment	(24,567)	(44,516)
Reclass for sales of servicing	(18,204)	—
Other than temporary impairment(1)	(6,999)	(38,480)

Balance at end of year	$27,099	$76,869

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

Note 5 - Short-Term Borrowings

     Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$536,347	$286,000
Drafts payable related to mortgage loan closings	67,508	72,686
Lines of credit and other	1,005	1,057
Federal funds	51,000	53,600
Commercial paper	—	16,415

Total	$655,860	$429,758

Weighted average interest rate	1.82%	1.61%

     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     We have lines of credit available to fund loan originations and operations with variable rates ranging from 1.6% to 3.3% at June 30, 2004.

Note 6 — Collateralized Debt

     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.3 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have an interest only senior note on the securitization at the home equity lending line of business that as of June 30, 2004 had a notional balance of $30.5 million (which does not represent the amount at risk), pays interest at 10%, and matures on September 25, 2005. The 2002-1 asset backed structure was sold during the second quarter resulting in the recognition of a $2.5 million gain and the removal of $205 million of loans from our balance sheet.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest
		rate at
		June 30,	June 30,	December 31,
	Maturity	2004	2004	2003
			(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/4/2010	2.20	$39,336	$51,694
2003 Canadian asset backed note	11/1/2008	3.63	80,496	77,902
Home equity line of business
2003-1 asset backed notes:
Combined variable rate senior note	2/28/2028	1.64	100,543	160,874
Combined variable rate subordinate note	2/28/2028	3.41	68,625	61,763
Unamortized premium/discount			3,457	4,446
2002-1 asset backed notes:
Combined variable rate senior note			—	156,699
Combined variable rate subordinate note			—	72,551
Unamortized premium/discount			—	4,202

Total			$292,457	$590,131

Note 7 -Other Long-Term Debt

     At June 30, 2004 and December 31, 2003 we had $270 million of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014, as well as a mortgage note outstanding for $0.1 million with an interest rate of 8.50% and a maturity date of April 2008.

     We also have obligations represented by subordinated debentures at June 30, 2004 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we are no longer consolidating these trusts. Refer to Note 1 for information regarding the accounting change for these securities implemented in 2003. These debentures are the sole assets of these trusts as of June 30, 2004.

All debentures and securities are callable at par after five years from origination date. The securities are all Tier 1 qualifying capital at June 30, 2004. Highlights about these debentures and the related trusts are listed below:

		Interest		Subordinated Debt
		Rate at
	Origination	June 30,	Maturity	June 30,	December 31,
Name	Date	2004	Date	2004	2003	Other
				(Dollars in thousands)
IFC Capital Trust II	Nov 2000	10.50%	Sep 2030	$53,351	$53,351
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	53,268	initial conversion ratio of 1.261 shares of
						common stock to 1 convertible preferred security, currently callable at 15% premium
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	4.45	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points

				$240,125	$240,125

Note 8 - Employee Retirement Plans

     Components of net periodic cost of pension benefit:

	For the Three Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Service cost	$494	$396
Interest cost	456	413
Expected return on plan assets	(404)	(312)
Amortization of transition obligation	2	2
Amortization of prior service cost	9	9
Amortization of actuarial loss	176	192

Net periodic benefit cost	$733	$700

	For the Six Months Ended June 30,
	2004	2003
	(Dollars in thousands)
Service cost	$988	$792
Interest cost	911	825
Expected return on plan assets	(809)	(625)
Amortization of transition obligation	5	5
Amortization of prior service cost	19	19
Amortization of actuarial loss	351	385

Net periodic benefit cost	$1,465	$1,401

     As of June 30, 2004, we have not made any contributions to our pension plan and do not expect to contribute to this plan in 2004.

Note 9 — Earnings Per Share

     Earnings per share calculations are summarized as follow:

			Effect of	Diluted
	Basic Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares	Per Share
	(Dollars in thousands, except per share data)
Three months ended June 30, 2004
Net income available to common shareholders	$17,944	$—	$678	$18,622
Shares	28,244	334	2,607	31,185

Per-Share amount	$0.64	$(0.01)	$(0.03)	$0.60

Three months ended June 30, 2003
Net income available to common shareholders	$13,227	$—	$679	$13,906
Shares	27,888	321	2,610	30,819

Per-Share amount	$0.47	$—	$(0.02)	$0.45

Six Months ended June 30, 2004
Net income available to common shareholders	$38,286	$—	$1,356	$39,642
Shares	28,218	422	2,607	31,247

Per-Share amount	$1.36	$(0.02)	$(0.07)	$1.27

Six Months ended June 30, 2003
Net income available to common shareholders	$25,003	$—	$1,358	$26,361
Shares	27,839	262	2,610	30,711

Per-Share amount	$0.90	$—	$(0.04)	$0.86

     At June 30, 2004 and 2003, 94,086 and 882,791 shares, respectively, related to stock options were not included in the dilutive earnings per share calculation because they had exercise prices below the stock price as of the respective dates.

Note 10 — Industry Segment Information

     We have five principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans. The commercial banking line of business provides commercial banking services. The home equity lending line of business originates, sells and services home equity loans and lines of credit. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The venture capital line of business invests in early-stage technology companies focusing on financial services. Our other segment primarily includes the parent company and eliminations.

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months and six months ended June 30, 2004, and 2003:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(Dollars in thousands)
For the Three Months ended June 30, 2004
Net interest income	$11,909	$20,441	$29,646	$6,881	$(2)	$(4,619)	$64,256
Intersegment interest	(128)	750	(3,487)	—	—	2,865	—
Provision for loan and lease losses	284	(750)	706	(2,034)	—	—	(1,794)
Other revenue	53,834	4,918	14,833	2,622	(321)	220	76,106
Intersegment revenues	12	143	—	—	150	(305)	—

Total net revenues	65,911	25,502	41,698	7,469	(173)	(1,839)	138,568
Other expense	55,835	15,492	26,129	4,892	117	5,390	107,855
Intersegment expenses	881	374	726	173	—	(2,154)	—

Income (loss) before taxes	9,195	9,636	14,843	2,404	(290)	(5,075)	30,713
Income taxes	3,680	3,867	5,945	1,087	(112)	(1,698)	12,769

Net income (loss)	$5,515	$5,769	$8,898	$1,317	$(178)	$(3,377)	$17,944

For the Three Months ended June 30, 2003
Net interest income	$20,904	$20,155	$28,222	$5,398	$2	$(2,720)	$71,961
Intersegment interest	—	(717)	—	—	—	717	—
Provision for loan and lease losses	(83)	(1,333)	(7,970)	(4,069)	(215)	36	(13,634)
Other revenue	88,824	5,645	(22,492)	2,663	(165)	(10,954)	63,521
Intersegment revenues	—	—	—	—	150	(150)	—

Total net revenues	109,645	23,750	(2,240)	3,992	(228)	(13,071)	121,848
Other expense	71,183	13,515	21,404	3,943	4	(9,567)	100,482
Intersegment expenses	690	451	406	111	—	(1,658)	—

Income (loss) before taxes	37,772	9,784	(24,050)	(62)	(232)	(1,846)	21,366
Income taxes	14,530	3,904	(9,620)	(63)	(96)	(516)	8,139

Net income (loss)	$23,242	$5,880	$(14,430)	$1	$(136)	$(1,330)	$13,227

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(Dollars in thousands)
For the Six months Ended June 30, 2004
Net interest income	$20,995	$40,197	$56,720	$13,635	$6	$(8,094)	$123,459
Intersegment interest	(552)	1,540	(5,867)	—	(9)	4,888	—
Provision for loan and lease losses	390	(1,950)	(5,193)	(3,187)	—	—	(9,940)
Other revenue	113,692	9,552	32,490	3,070	(313)	69	158,560
Intersegment revenues	22	285	—	—	300	(607)	—

Total net revenues	134,547	49,624	78,150	13,518	(16)	(3,744)	272,079
Other expense	107,437	30,051	50,791	8,917	245	10,850	208,291
Intersegment expenses	1,748	897	1,450	346	—	(4,441)	—

Income (loss) before taxes	25,362	18,676	25,909	4,255	(261)	(10,153)	63,788
Income taxes	10,114	7,489	10,378	3,231	(100)	(5,610)	25,502

Net income (loss)	$15,248	$11,187	$15,531	$1,024	$(161)	$(4,543)	$38,286

Assets at June 30, 2004	$1,353,464	$2,512,848	$1,229,790	$520,883	$6,953	$(198,766)	$5,425,172

For the Six months Ended June 30, 2003
Net interest income	$36,969	$39,912	$54,634	$10,205	$9	$(5,377)	$136,352
Intersegment interest	—	(1,447)	—	—	—	1,447	—
Provision for loan and lease losses	(30)	(2,913)	(12,850)	(6,933)	(215)	64	(22,877)
Other revenue	169,808	10,774	(37,474)	3,497	(2,427)	(17,846)	126,332
Intersegment revenues	—	—	—	—	300	(300)	—

Total net revenues	206,747	46,326	4,310	6,769	(2,333)	(22,012)	239,807
Other expense	135,705	26,969	42,819	7,160	111	(13,470)	199,294
Intersegment expenses	1,381	902	1,372	221	—	(3,876)	—

Income (loss) before taxes	69,661	18,455	(39,881)	(612)	(2,444)	(4,666)	40,513
Income taxes	26,780	7,364	(15,952)	(353)	(980)	(1,349)	15,510

Net income (loss)	$42,881	$11,091	$(23,929)	$(259)	$(1,464)	$(3,317)	$25,003

Assets at June 30, 2003	$2,009,155	$2,139,403	$1,025,284	$403,466	$7,767	$(54,922)	$5,530,153

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

     The 11th Circuit subsequently decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case. In March 2003, Irwin Mortgage filed a motion to decertify the class and the plaintiffs filed a renewed motion for summary judgment. On October 2, 2003 the case was reassigned to another U.S. district court judge. In response to an order from the court, the parties met and submitted a joint status report at the end of October 2003. On June 14, 2004, at the court’s request, the parties engaged in mediation, which was unsuccessful. The court then reassigned this case to a new judge.

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

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. The Irwin companies filed a motion to dismiss on February 12, 2001. On August 10, 2001, the court granted our motion in part by dismissing Irwin Financial and Irwin Equipment Finance as defendants in the suit. In June, 2003, Irwin Leasing filed a motion for summary judgment. Oral argument was held on August 27, 2003. On October 8, 2003, the court granted Irwin Leasing’s motion for summary judgment, dismissing the plaintiff’s complaint. On October 22, 2003, the plaintiff filed a notice of appeal with the Court of Appeals for the Third Circuit. The appeals court has tentatively scheduled consideration of the appeal during the week of September 27, 2004. We cannot predict whether we will prevail on appeal and have not established any reserves for this case.

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a class action lawsuit filed in the United States District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust Company from an unaffiliated third-party originator. The plaintiffs allege a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

     A limited class was certified. As originally specified, the plaintiff class included those borrowers who obtained a mortgage loan originated by the third-party originator with prepayment penalty provisions during the three-year period prior to the filing of the suit. Subsequently, the court further restricted the class to those borrowers with high-rate loans subject to the Home Ownership and Equity Protection Act who refinanced their loans and paid a prepayment penalty. A preliminary analysis led us to conclude that fewer than 100 loans qualified for class membership.

     In June 2004, the parties reached an agreement in principle to settle this matter for a nonmaterial amount, which has been reserved. The settlement is contingent upon the negotiation of a final settlement agreement and is subject to the approval of the district court.

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. On April 12, 2004, Irwin Mortgage filed a Petition for Writ of Certiorari with the Maryland Court of Appeals, seeking further review. The Court of Appeals accepted the appeal on all issues on June 11, 2004. We have reserved for this case based upon the advice of our legal counsel.

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination on class certification would precede any action on Irwin Mortgage’s summary judgment motion. On March 15, 2004, the court held a hearing on plaintiff’s motion for class certification and certified a class on June 18, 2004 consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs are seeking to certify a class consisting of similarly situated borrowers. Irwin Mortgage filed an answer on July 11, 2003 and responded to plaintiffs’ initial discovery requests on December 19, 2003. On February 25, 2004, Irwin Mortgage served its initial discovery requests to the plaintiffs. Discovery is continuing. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until July 30, 2004. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

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

     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our servicing and derivative portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our assets;

•	unanticipated deterioration in the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business; and

•	governmental changes in monetary or fiscal policies.

     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission.

Consolidated Overview

	For the three months ended June 30,		For the six months ended June 30,
	2004	2003	2004	2003
Net income (millions)	$17.9	$13.2	$38.3	$25.0
Basic earnings per share	0.64	0.47	1.36	0.90
Diluted earnings per share	0.60	0.45	1.27	0.86
Return on average equity	15.4%	14.2%	15.8%	13.7%
Return on average assets	1.4	1.0	1.5	1.0

     We recorded net income of $17.9 million for the three months ended June 30, 2004, up 36% from net income of $13.2 million for the three months ended June 30, 2003. Net income per share (diluted) was $0.60 for the quarter ended June 30, 2004, up 33% from $0.45 per share for the second quarter of 2003. Return on equity was 15.4% for the three months ended June 30, 2004 and 14.2% for the same period in 2003.

     For the year to date, we recorded net income of $38.3 million or $1.27 per diluted share. This represents increases of 53% and 48%, respectively, compared to the same period in 2003. Return on equity for the six-month period ended June 30, 2004 was 15.8% compared with 13.7% during the same period a year earlier.

Consolidated Income Statement Analysis

Net Interest Income

     Net interest income for the six months ended June 30, 2004 totaled $123.5 million, down 9% from the first half of 2003 net interest income of $136.4 million. Net interest margin for the six months ended June 30, 2004 was 5.60% compared to 5.98% for the same period in 2003. The decline in margin from 2003 to 2004 was primarily due to the lower interest rate environment in 2004 relative to 2003 that caused yields on variable rate loans to decline at a more rapid pace than underlying funding sources, some of which (e.g., mortgage escrow deposits) have rates close to zero in any interest rate environment and, therefore, cannot reduce in a declining rate environment. In addition, the average balance on the high-yielding residual interests declined 46% in the first half of 2004 compared to the same period in 2003 as a result of unrealized trading losses (reflecting valuation impairment) during the first half of 2003. The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	Six Months Ended June 30,
	2004			2003
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest bearing deposits with banks	$86,426	$288	0.67%	$53,642	$254	0.95%
Federal funds sold	9,057	38	0.84%	15,430	99	1.29%
Residual interests	71,759	6,543	18.34%	132,584	12,969	19.73%
Investment securities	81,509	2,074	5.12%	62,500	1,756	5.67%
Mortgage loans held for sale	974,730	36,285	7.49%	1,256,211	52,822	8.48%
Loans and leases, net of unearned income (1)	3,206,457	119,671	7.51%	3,080,541	119,832	7.84%

Total interest earning assets	4,429,938	$164,899	7.49%	4,600,908	$187,732	8.23%
Noninterest-earning assets:
Cash and due from banks	108,937			$99,345
Premises and equipment, net	30,885			$32,443
Other assets	565,340			$356,323
Less allowance for loan and lease losses	(60,634)			(54,127)

Total assets	$5,074,466			$5,034,892
Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$247,737	$1,223	0.99%	$158,524	$399	0.51%
Money market savings	969,193	6,321	1.31%	816,350	5,660	1.40%
Regular savings	60,711	440	1.46%	63,905	689	2.17%
Time deposits	903,905	11,564	2.57%	1,020,243	16,058	3.17%
Short-term borrowings	323,913	3,815	2.37%	682,465	8,670	2.56%
Collateralized debt	487,706	6,719	2.77%	568,269	7,525	2.67%
Other long-term debt	289,465	11,358	7.89%	30,068	1,324	8.88%
Preferred securities distributions(2)	—	—	—	232,994	11,055	9.57%

Total interest bearing liabilities	$3,282,630	$41,440	2.54%	3,572,818	$51,380	2.90%
Noninterest-bearing liabilities:
Demand deposits	999,267			928,679
Other liabilities	305,869			165,163
Shareholders’ equity	486,700			368,232

Total liabilities and shareholders’ equity	$5,074,466			$5,034,892

Net interest income		$123,459			$136,352

Net interest income to average interest earning assets			5.60%			5.98%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

(2)	Reclassed to other long-term debt in 2004

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended June 30, 2004 was $1.8 million, compared to $13.6 million for the same period in 2003. Year to date, the provision for 2004 was $9.9 million, compared to $22.9 million in 2003. More information on this subject is contained in the section on “credit risk.”

Noninterest Income

     Noninterest income during the three months ended June 30, 2004 totaled $76.1 million, compared to $63.5 million for the same period of 2003. Noninterest income of $158.6 million was recorded for the six months ended June 30, 2004 and $126.3 million for the same period in 2003. The increase in 2004 versus 2003 was a result of several factors. At the home equity lending line of business, we experienced a $11.3 million recovery in the value of our residual interests during the first half of 2004 versus residual impairment of $50.9 million that was experienced during the same period in 2003. At the mortgage banking line of business, we experienced recovery of net impairment of servicing assets in 2004 versus impairment, net of derivative gains, in 2003. This was offset by lower gains from the sale of loans during 2004. Details related to these fluctuations are discussed later in the “mortgage banking” and “home equity lending” sections of this document.

Noninterest Expense

     Noninterest expenses for the three and six months ended June 30, 2004 totaled $107.9 million and $208.3 million, respectively, compared to $100.5 million and $199.3 million for the same periods in 2003. The increase in consolidated noninterest expense in 2004 is primarily related to foreign currency transaction gains/losses offset somewhat by lower personnel costs associated with our decreased production at the mortgage banking line of business.

Consolidated Balance Sheet Analysis

     Average assets for the first six months of 2004 were $5.1 billion, down 2% from the average assets at December 31, 2003. The decline in the consolidated average balance sheet primarily relates to a decrease in loans held for sale at the mortgage banking line of business as a result of declining production. Total assets at June 30, 2004 were $5.4 billion, up 9% from December 31, 2003.

Loans Held For Sale

     Loans held for sale totaled $1.2 billion at June 30, 2004, an increase from a balance of $0.9 billion at December 31, 2003. The increase occurred primarily at our home equity lending line of business where loans held for sale increased from $0.2 billion at December 31, 2003 to $0.5 billion at June 30, 2004.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States. Equipment loans and leases are also originated in Canada by our commercial finance line of business. At June 30, 2004, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2004	2003
	(In thousands)
Commercial, financial and agricultural	$1,555,756	$1,503,619
Real estate construction	321,939	306,669
Real estate mortgage	783,656	859,541
Consumer	31,377	27,370
Direct lease financing:
Domestic	407,552	364,413
Canadian	221,666	207,355
Unearned income:
Domestic	(88,936)	(78,875)
Canadian	(29,731)	(29,038)

Total	$3,203,279	$3,161,054

Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and for	As of and for
	the six months ended	the year ended
	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$64,285	$50,936
Provision for loan and lease losses	9,940	47,583
Charge-offs	(15,076)	(37,312)
Recoveries	2,458	3,420
Reduction due to reclassification of loans to loans held for sale	(7,461)	(690)
Other	(309)	348

Balance at end of period	$53,837	$64,285

     Included in the 2004 provision for loan and lease losses is the reversal of $6.3 million of allowance related to the sale of portfolio loans associated with a secured financing transaction at our home equity lending line of business. Prior to transferring these loans to loans held for sale, we recorded this negative provision to appropriately reflect the net loans at fair value. When we transferred the loans to loans held for sale, we also transferred the remaining $7.2 million of related allowance to a lower of cost or market valuation allowance included in loans held for sale.

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2004	2003
	(In thousands)
U.S. Treasury and government obligations	$40,166	$20,994
Obligations of states and political subdivisions	3,746	3,960
Mortgage-backed securities	9,802	2,039
Federal Reserve stock, Federal Home Loan Bank stock and other	67,878	65,532

Total	$121,592	$92,525

Deposits

     Total deposits as of June 30, 2004 averaged $3.2 billion compared to deposits at December 31, 2003 that averaged $3.1 billion for the year. Demand deposits at June 30, 2004 averaged $1.0 billion, a 4% decrease over the average balance for the year 2003. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first six months of 2004, these escrow accounts averaged $751.6 million compared to an average of $826.2 million for the year 2003. The decrease in average escrow balances in 2004 relates to the decline in production at the mortgage banking line of business. Offsetting this decrease was an increase in core deposits. Core deposits, which include deposits less jumbo and brokered CDs and public funds, increased to $2.1 billion at June 30, 2004 compared to $1.8 billion at December 31, 2003.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2004, institutional broker-sourced deposits totaled $354.1 million compared to a balance of $339.4 million at December 31, 2003.

Short-Term Borrowings

     Short-term borrowings increased to $655.9 million at June 30, 2004, compared to $429.8 million at December 31, 2003. The increase in short-term borrowings at the end of the second quarter relative to year-end reflects the higher level of loans held for sale at the home equity lending line of business at the end of the second quarter.

     Federal Home Loan Bank borrowings averaged $182.5 million during the six months ended June 30, 2004, with an average rate of 1.33%. The maximum outstanding during any month end was the ending balance of $536.3 million at a rate of 1.33%. At December 31, 2003, Federal Home Loan Bank borrowings averaged $317.2 million, with an average rate of 1.46%. The ending balance was $286.0 million at an interest rate of 1.34%. The maximum outstanding at any month end during 2003 was $977.0 million.

Collateralized and Other Long-Term Debt

     Collateralized borrowings totaled $292.5 million at June 30, 2004, compared to $590.1 million at December 31, 2003. These securitization structures result in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases. The decreased debt relates to the sale of portfolio loans at the home equity lending line of business during the second quarter discussed in more detail in the Home Equity Lending section of this document.

     Other long-term debt totaled $270.2 million at June 30, 2004, unchanged from December 31, 2003. We had obligations represented by subordinated debentures at June 30, 2004 totaling $240.1 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2004. In accordance with FIN 46, at the end of 2003 we began deconsolidating the wholly-owned trusts that issued the trust preferred securities. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.

Capital

     Shareholders’ equity averaged $486.7 million during the first six months of 2004, up 23% compared to the average for the year 2003. Shareholders’ equity balance of $469.5 million at June 30, 2004 represented $16.60 per common share, compared to $15.36 per common share at December 31, 2003. We paid $2.3 million and $4.5 million in dividends for the three and six months ended June 30, 2004, respectively, reflecting an increase of $0.01 per share compared to a year ago.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	June 30,	December 31,
	2004	2003
	(In thousands)
Tier 1 capital	$614,003	$556,793
Tier 2 capital	162,878	183,738

Total risk-based capital	$776,881	$740,531

Risk-weighted assets	$5,258,612	$4,917,622
Risk-based ratios:
Tier 1 capital	11.7%	11.4%
Total capital	14.8	15.1
Tier 1 leverage ratio	11.5	11.2
Ending shareholders’ equity to assets	8.7	8.7
Average shareholders’ equity to assets	9.6	7.6

     At June 30, 2004, our total risk-adjusted capital ratio was 14.8% exceeding the 10.0% required to be considered “well-capitalized” by our state and federal banking regulators and our internal minimum target of 11.0%. At December 31, 2003, our total risk-adjusted capital ratio was 15.1%. Our ending equity to assets ratio at June 30, 2004 was 8.7% unchanged from December 31, 2003. Our Tier 1 capital totaled $614.0 million as of June 30, 2004, or 11.7% of risk-weighted assets.

Cash Flow Analysis

     Our cash and cash equivalents increased $8.4 million during the first six months of 2004, compared to $21.3 million during the same period in 2003. Cash flows from operating activities resulted in a use of $281.3 million in cash and cash equivalents in the six months ended June 30, 2004 compared to the same period in 2003 when our operations used $318.2 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we had in the first half of 2004, operating cash flows will decrease reflecting our investment in cash generating assets. In the first half of 2004, our loans held for sale increased $312.2 million, thus increasing the cash used by operating activities.

     Earnings Outlook

     We have not provided quantitative earnings guidance for 2004. As discussed before, our strategy is to balance the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner. We expect a higher proportion of 2004 earnings to come from our commercial banking, home equity lending and commercial finance lines of business than was the case in 2003. We expect segment growth and earnings to be more in line with the long-term trends we have seen at Irwin Financial, rather than the disproportionate contribution that we had due to mortgage originations during 2002 and 2003. In the second half of 2004, if rates rise as predicted by nationally-recognized mortgage economists, leading to an increase in the value of our servicing portfolio and improved margins in our commercial and consumer portfolios, we would expect full year earnings to modestly exceed those produced in 2003. However, should long-term rates not rise as expected, we would anticipate continued price competition in the mortgage market, but little or no increase in servicing value. In this case, we would anticipate that portfolio loan growth and improving credit quality would likely produce earnings for the year in a narrow range around those produced in 2003 during the mortgage refinance boom, notwithstanding the difficult environment for mortgage banking. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Over periods of normal economic cycles we strive to meet or exceed our long-term targets of double digit growth in earnings per share and a return on equity above our cost of capital.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities. For example, the valuation of our mortgage servicing portfolio is impacted by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until the subsequent quarter — can be low. In addition, Accounting principles generally accepted in the U.S. (GAAP) imposes a lower-of-cost-or-market valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct hedges with the desired GAAP accounting outcome, although the economic balance may still exist. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses, but ultimately, we need to make estimates based on imperfect knowledge of future events, which may cause actual results to differ materially from our expectations. For example, if the pace of economic recovery in the U.S. is slower in 2004 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates.

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net income (loss):
Mortgage Banking	$5,515	$23,242	$15,248	$42,881
Commercial Banking	5,769	5,880	11,187	11,091
Home Equity Lending	8,898	(14,430)	15,531	(23,929)
Commercial Finance	1,317	1	1,024	(259)
Venture Capital	(178)	(136)	(161)	(1,464)
Other (including consolidating entries)	(3,377)	(1,330)	(4,543)	(3,317)

	$17,944	$13,227	$38,286	$25,003

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004		2003
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$11,781	$20,904	$20,443	$36,969
Recovery (provision) of loan loss	284	(83)	390	(30)
Other income	53,846	88,824	113,714	169,808

Total net revenue	65,911	109,645	134,547	206,747
Operating expense	(56,716)	(71,873)	(109,185)	(137,086)

Income before taxes	9,195	37,772	25,362	69,661
Income taxes	(3,680)	(14,530)	(10,114)	(26,780)

Net income	$5,515	$23,242	$15,248	$42,881

Selected Operating Data:
Mortgage loan originations	$3,727,591	$7,237,670	$6,658,307	$12,714,962
Servicing sold as a % of originations	65.0%	4.5%	58.0%	4.5%

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period
Total assets	$1,353,464	$1,258,641
Mortgage loans held for sale	735,278	679,360
Mortgage servicing assets	365,775	348,174
Short-term borrowing	190,337	214,877
Shareholder’s equity	116,622	122,671
Selected Operating Data:
Servicing portfolio
Balance at end of period	$28,844,599	$29,640,122
Weighted average coupon rate	5.70%	5.83%
Weighted average servicing fee	0.33	0.33

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), we are able to remove substantially all of the credit risk associated with these loans from our balance sheet. While we securitize and sell mortgage loans to institutional and private investors, we may choose to retain the servicing rights. Loan origination demand and servicing values react in opposite directions to changes in interest rates, as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing values assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

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

     As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles — due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset, with no accounting equivalent for the production franchise — causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). As interest rates have risen over the past six months, we have chosen to sell the servicing asset associated with a relatively higher percentage of our current originations due to the changed interest rate risk and expected total return profile of owning servicing on loans with current interest rates, as opposed to our actions over the past several years to add to the portfolio as rates reached historic lows.

Net Income

     Net income from mortgage banking for the three months ended June 30, 2004 was $5.5 million, compared to $23.2 million for the same period in 2003, a decrease of 76%. This net income decrease in 2004 primarily relates to a decline in mortgage originations and compressed margins as a result of an increasing interest rate environment that began in the latter half of 2003.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Total originations	$3,727,591	$7,237,670	$6,658,307	$12,714,962
Percent retail loans	20%	27%	22%	27%
Percent wholesale loans	33	42	37	45
Percent correspondent	36	28	31	25
Percent brokered (1)	11	3	10	3
Percent refinances	54	75	57	73

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended June 30, 2004 totaled $3.7 billion, down 48% from the same period in 2003. For the year, originations totaled $6.7 billion, down 48% from 2003. Refinanced loans accounted for 54% of loan production for the second quarter of 2004 and 57% year to date compared to 75% and 73%, respectively, for the same periods in 2003. The decreased originations and refinances as a percent of production in 2004 are a result of the increasing interest rate environment that began in the latter half of 2003.

Net Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(In thousands)
Selected Income Statement Data:
Net interest income	$11,781	$20,904	$20,443	$36,969
Recovery of (provision for) loan losses	284	(83)	390	(30)
Gain on sales of loans	34,870	111,511	77,652	202,739
Servicing fees	25,683	19,157	51,582	35,913
Amortization expense	(24,199)	(33,233)	(51,509)	(60,468)
Recovery (impairment) of servicing assets	71,320	(40,663)	23,136	(42,618)
Gain (loss) on derivatives	(57,808)	28,927	544	29,248
Gain on sales of servicing assets	1,928	(4)	8,418	—
Other income	2,052	3,129	3,891	4,994

Total net revenue	$65,911	$109,645	$134,547	$206,747

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the second quarter in 2004 totaled $11.8, million compared to $20.9 million for the second quarter in 2003. Net interest income year to date decreased 45% to $20.4 million. The decrease in net interest income in 2004 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.

     Gain on sale of loans includes the valuation of newly-created mortgage servicing rights and net loan origination fees and is recognized when loans are pooled and sold into the secondary mortgage market. Also included in gain on sale of loans are changes in fair value of forward contracts and interest rate lock commitments. Gain on sale of loans for the three months ended June 30, 2004 totaled $34.9 million, compared to $111.5 million for the same period in 2003, a decline of 69%. Gain on sale of loans for the six months ended June 30, 2004 totaled $77.7 million, compared to $202.7 million for the same period in 2003, a decrease of 62%. This decrease is attributable to decreased originations and slightly reduced secondary market margins as a result of the increasing interest rate environment that began in the latter half of 2003.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $25.7 million and $51.6 million for the three and six months ended June 30, 2004, an increase of 34% and 44% from the same periods in 2003, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $24.2 million for the three months ended June 30, 2004, compared to $33.2 million during the second quarter of 2003. Year-to-date amortization expense totaled $51.5 million and $60.5 million for 2004 and 2003, respectively. The decrease in amortization expense in 2004 relates in part to an other-than-temporary impairment adjustment of $7.0 million taken in the first quarter of 2004 and $38.5 million taken in the fourth quarter of 2003 to reflect our view that the originally recorded value of certain servicing rights, net of amortization, and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the adjustment has resulted in a reduction of amortization expense. Amortization expense year to date in 2004 has also decreased as a result of an increase in the expected servicing life and cash flows caused by an increase in interest rates.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at June 30, 2004, through the use of independent valuations, valuation comparisons to actual servicing sale proceeds, and internal models. Impairment recovery totaled $71.3 million and $23.1 million for three and six months ended June 30, 2004, compared to impairment expense of $40.7 million and $42.6 million during the same periods of 2003. The impairment recovery in the second quarter of 2004 was a result of reduced actual and expected prepayments due to increasing interest rates. Impairment net of derivative gains/losses was a positive $13.5 million and $23.7 million during the three and six-month periods ended June 30, 2004, compared to a negative $11.7 million and $13.4 million during the same periods in 2003.

     At June 30, 2004, the mortgage line of business held $8.9 billion notional amount of interest rate swaptions to manage the risk associated with our servicing assets. Notional amounts do not represent the amount at risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 65% and 58% of loan originations during the three and six months ended June 30, 2004, compared to 4% for both the three and six months ended June 30, 2003. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $0.9 billion of bulk servicing during the second quarter and $2.0 billion year to date in 2004, generating a $1.9 million and $8.4 million pre-tax gain, respectively. There were no bulk sales during these periods in 2003. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this quarter to counteract the effect of declines in production income, as we do in periods of rising interest rates, as well as to manage the size and composition of our investment in mortgage servicing assets.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and employee benefits	$20,259	$20,733	$39,999	$38,731
Incentive and commission pay	11,395	24,074	21,183	47,088
Other expenses	25,062	27,066	48,003	51,267

Total operating expenses	$56,716	$71,873	$109,185	$137,086

Number of employees at period end(1)			2,064	2,307

(1)	On a full time equivalent basis

     Operating expenses for the three and six months ended June 30, 2004 totaled $56.7 million and $109.2 million, a 21% and 20% decrease over the same periods in 2003. These decreases in operating expenses reflect significant decreases in production activities in 2004 versus 2003. However, the relative decreases in operating expenses is less than the relative decreases in production due to the fixed nature of certain operating expenses and the impact of investments in various process improvement initiatives.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2004	2003
	(Portfolio in billions)
Beginning servicing portfolio	$29.6	$16.8
Mortgage loan closings	6.0	21.9
Sales of servicing rights	(3.2)	(0.6)
Run-off(1)	(3.6)	(8.5)

Ending servicing portfolio	$28.8	$29.6

Number of loans (end of period)	223,213	229,983
Average loan size	$129,225	$128,880
Weighted average coupon rate	5.70%	5.83%
Percent Government National Mortgage Association (GNMA) and state housing programs	25%	26%
Percent conventional and other	75	74
Delinquency ratio	3.3	4.6
Mortgage servicing assets to related servicing portfolio(2)	1.25	1.19

(1)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(2)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets, and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At June 30, 2004, we estimated the fair value of these assets to be $424.4 million in the aggregate, or $58.6 million greater than the carrying value on the balance sheet. The difference between carrying value and market value is the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2003, we estimated the fair value of these assets to be $358.9 million in the aggregate, or $10.7 million greater than the carrying value on the balance sheet.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars In thousands)
Selected Income Statement Data:
Interest income	$29,607	$28,156	$57,992	$55,786
Interest expense	(8,416)	(8,718)	(16,255)	(17,321)

Net interest income	21,191	19,438	41,737	38,465
Provision for loan and lease losses	(750)	(1,333)	(1,950)	(2,913)
Other income	5,061	5,645	9,837	10,774

Total net revenue	25,502	23,750	49,624	46,326
Operating expense	(15,866)	(13,966)	(30,948)	(27,871)

Income before taxes	9,636	9,784	18,676	18,455
Income taxes	(3,867)	(3,904)	(7,489)	(7,364)

Net income	$5,769	$5,880	$11,187	$11,091

	June 30,	December 31,
	2004	2003
Selected Balance Sheet Data at End of Period
Total assets	$2,512,848	$2,203,965
Securities and short-term investments(1)	313,580	107,668
Loans and leases	2,081,788	1,988,633
Allowance for loan and lease losses	(22,049)	(22,055)
Deposits	2,280,178	1,964,274
Shareholder’s equity	159,533	162,050
Year to Date Daily Averages
Assets	$2,340,041	$2,119,944
Securities and short-term investments	238,362	131,137
Loans and leases	2,020,079	1,914,608
Allowance for loan and lease losses	(22,302)	(21,895)
Deposits	2,108,011	1,894,406
Shareholder’s equity	156,830	147,886
Shareholder’s equity to assets	6.70%	6.98%

(1) Includes $223 million of inter-company investments, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds have been redeployed in earning assets at our other lines of business. Earnings credited to the commercial banking line of business from these investments approximate alternative external investment rates.

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. Earlier in the year, Irwin Union Bank, F.S.B. sold two of its branches – Las Vegas, Nevada, and Salt Lake City, Utah – to Irwin Union Bank and Trust. On June 3, 2004, we established a new branch of Irwin Union Bank, F.S.B. in Brookfield, Wisconsin (near Milwaukee).

Net Income

     Commercial banking net income of $5.8 million during the second quarter of 2004 was slightly less than $5.9 million for the same period in 2003. Year-to-date net income totaled $11.2 million in 2004 compared to net income of $11.1 million in 2003.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net interest income	$21,191	$19,438	$41,737	$38,465
Average interest earning assets	2,341,317	2,015,028	2,259,486	1,965,905
Net interest margin	3.64%	3.87%	3.71%	3.95%

     Net interest income was $21.2 million for the second quarter of 2004, an increase of 9% over second quarter of 2003. Net interest income year to date in 2004 also improved 9% over the same period in 2003. The 2004 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin, the ratio of net interest income divided by average interest earning assets, for the three months ended June 30, 2004 was 3.64%, compared to 3.87% for the same period in 2003. Year-to-date net interest margin for 2004 was 3.71%, compared to 3.95% for 2003. The reduction in 2004 margin is due to slower than anticipated loan growth which has led to greater than planned excess liquidity, as well as asset yields continuing to decline while some funding sources have reached contractual or competitive rate floors.

Provision for Loan and Lease Losses

     Provision for loan and lease losses declined to $2.0 million during the first half of 2004, compared to a provision of $2.9 million during the same period in 2003. The declining provision relates to a combination of improved overall credit quality, improving economic conditions and slower loan growth. See further discussion in the “Credit Quality” section below.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Trust fees	$477	$409	$995	$886
Service charges on deposit accounts	1,289	1,289	2,749	2,506
Insurance commissions, fees and premiums	421	535	1,086	1,143
Gain from sales of loans	845	2,361	1,706	4,673
Loan servicing fees	339	298	668	582
Amortization of servicing assets	(481)	(685)	(882)	(1,376)
Recovery of servicing assets	727	151	588	68
Brokerage fees	419	286	849	547
Other	1,025	1,001	2,078	1,745

Total noninterest income	$5,061	$5,645	$9,837	$10,774

     Noninterest income during the three and six months ended June 30, 2004 decreased 10% and 9% over the same periods in 2003, respectively. This decrease was due primarily to lower gains from sales of loans related to decreased mortgage production, partially offset by lower servicing asset amortization as well as by servicing asset impairment reversal. The commercial banking line of business has a first mortgage servicing portfolio totaling $449.1 million at June 30, 2004, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at June 30, 2004 to be $3.9 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and employee benefits	$9,665	$8,716	$18,987	$17,641
Other expenses	6,201	5,250	11,961	10,230

Total operating expenses	$15,866	$13,966	$30,948	$27,871

Efficiency ratio	60.4%	55.7%	60.0%	56.6%
Number of employees at period end(1)			508	474

(1)	On a full time equivalent basis.

     Operating expenses for the three and six months ended June 30, 2004 totaled $15.9 million and $30.9 million, an increase of 14% and 11% over the same periods in 2003, respectively.

Balance Sheet

     Total assets year to date through June 30, 2004 averaged $2.3 billion compared to $2.1 billion for the year ended December 31, 2003. Year to date average earning assets as of June 30, 2004 averaged $2.3 billion compared to $2.0 billion for the year 2003. The most significant component of the increase in 2004 was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. Average core deposits (deposits less jumbo and brokered certificates of deposits and public funds) for the second quarter of 2004 totaled $2.0 billion, an annualized increase of 43% over average core deposits in the first quarter 2004.

Credit Quality

     Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased at June 30, 2004, compared to December 31, 2003. The decline in nonperformings in the first half of 2004 was primarily the result of satisfactory management of delinquent loans and collections made to nonperforming relationships during the past six months. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$21,420	$25,614
Other real estate owned	1,277	995

Total nonperforming assets	$22,697	$26,609

Nonperforming assets to total assets	0.90%	1.21%
Allowance for loan losses	$22,049	$22,055
Allowance for loan losses to total loans	1.06%	1.11%

	For the Three Months ended		For the Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Provision for loan losses	$750	$1,333	$1,950	$2,913
Net charge-offs	787	1,167	1,957	2,113
Annualized net charge-offs to average loans	0.15%	0.25%	0.19%	0.23%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars In thousands)
Selected Income Statement Data:
Net interest income	$26,159	$28,222	$50,853	$54,634
Recovery of (provision for) loan and lease losses	706	(7,970)	(5,193)	(12,850)
Other income	14,833	(22,492)	32,490	(37,474)

Total net revenue	41,698	(2,240)	78,150	4,310
Operating expense	(26,855)	(21,810)	(52,241)	(44,191)

Income (loss) before taxes	14,843	(24,050)	25,909	(39,881)
Income taxes	(5,945)	9,620	(10,378)	15,952

Net income (loss)	$8,898	$(14,430)	$15,531	$(23,929)

Selected Operating Data:
Loan volume:
Lines of credit	$134,810	$90,419	$229,636	$163,878
Loans	269,012	208,536	481,064	413,627
Net home equity charge-offs to average managed portfolio	2.17%	4.33%	3.04%	4.04%

	June 30,	December 31,
	2004	2003
Selected Balance Sheet Data at End of Period
Home equity loans and lines of credit (1)	$598,021	$692,637
Allowance for loan and lease losses	(18,902)	(29,251)
Home equity loans held for sale	460,118	202,627
Residual interests (2)	73,219	70,519
Short-term borrowings	798,133	368,640
Collateralized debt	172,624	460,535
Shareholders’ equity	140,811	128,555
Selected Operating Data at End of Period
Total managed portfolio balance	$1,543,457	$1,513,289
Delinquency ratio	4.2%	5.9%
Weighted average coupon rate:
Lines of credit	9.21%	10.21%
Loans	11.75	12.89

(1)	Includes $178.8 million and $478.7 million of collateralized loans at June 30, 2004 and December 31, 2003, respectively, as part of securitized financings.

(2)	Includes $10.3 million and $12.4 million of residual interests at June 30, 2004 and December 31, 2003, respectively, that are considered credit-enhancing interest-only strips (CEIOS) under federal banking regulations.

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

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV, or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the six-month period ended June 30, 2004, HLTV home equity loans constituted 49% of our loan originations versus 52% during the same period in 2003. HLTVs constituted 55% of our managed portfolio at June 30, 2004 compared to 64% at December 31, 2003. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. In accordance with regulatory guidance set forth in Supervision and Regulation Letter 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment reflects a risk-weighting of 200 percent for certain HLTV assets (approximately $184 million at June 30, 2004 compared with $219 million at March 31) that are described in the guidance as “subprime.” The designation of certain loans as “subprime” and the additional capital requirement for those loans was a principal driver in our decision to respond to market demand for seasoned home equity product and sell a portion of our portfolio (approximately $205 million) in the current quarter, rather than selling exclusively from current production.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 83%, or $1.3 billion, of our home equity managed portfolio at June 30, 2004 have early repayment provisions, reflecting such customer choice.

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of June 30, 2004:

			Weighted
			Average
	Amount	% of Total	Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$223,620	14.49%	9.79%
Home equity lines of credit < = 100% CLTV	412,608	26.73	7.59

Total <= 100% CLTV	636,228	41.22	8.37
Home equity loans > 100% CLTV	582,925	37.77	12.89
Home equity lines of credit > 100% CLTV	248,943	16.13	11.42

Total > 100% CLTV	831,868	53.90	12.45
First mortgages	50,765	3.29	7.31
Other	24,596	1.59	13.86

Total	$1,543,457	100.00%	10.62%

Net Income

     Our home equity lending business recorded net income of $8.9 million during the three months ended June 30, 2004, compared to a net loss for the same period in 2003 of $14.4 million. Year to date income of $15.5 million was recorded through June 30, 2004, compared to a net loss of $23.9 million during the same period a year earlier. The increased earnings in the first half of 2004 relate primarily to improving credit quality and resulting adjustments in fair value made to our residual interests and recorded through Trading Gains/Losses and the sale of portfolio loans.

Net Revenue

     Net revenue for the three and six months ended June 30, 2004 totaled $41.7 million and $78.2 million, respectively, compared to net revenue for the same periods in 2003 of negative $2.2 million and a positive $4.3 million. The increase in revenues is primarily a result of increased trading gains related to adjustments made in marking the residual interests to fair value in the respective quarters, reflecting improved credit quality trends in the underlying loan portfolios represented by these residuals. Trading gains during the three and six months ended June 30, 2004 totaled $6.7 million and $11.3 million, compared to trading losses of $33.1 million and $50.9 million during the same periods in 2003.

     During the second quarter of 2004, our home equity lending business produced $403.8 million of home equity loans, compared to $299.0 million during the same period in 2003. Our home equity lending business had $1.1 billion of net loans and loans held for sale at June 30, 2004, compared to $0.9 billion at December 31, 2003. Included in the loan balance at June 30, 2004 were $0.2 billion of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net interest income	$26,159	$28,222	$50,853	$54,634
Recovery of (provision for) loan losses	706	(7,970)	(5,193)	(12,850)
Gain on sales of loans	3,035	8,280	11,725	10,250
Loan servicing fees	7,385	5,158	13,486	9,831
Amortization of servicing assets	(4,976)	(3,321)	(8,952)	(6,204)
Recovery (impairment) of servicing assets	(96)	(65)	843	(1,083)
Trading gains (losses)	6,688	(33,131)	11,329	(50,919)
Other income	2,797	587	4,059	651

Total net revenue	$41,698	$(2,240)	$78,150	$4,310

     Net interest income decreased to $26.2 million for the three months ended June 30, 2004, compared to $28.2 million for the same period in 2003. Year-to-date net interest income for 2004 was $50.9 million, compared to $54.6 million for 2003. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $3.3 million and $6.5 million during the three and six months ended June 30, 2004, versus $6.0 million and $13.0 million for the same periods in 2003. The reduced accretion relates to the 21% reduction in our residual interests at June 30, 2004 compared to the prior year. The increase in the non-accretion interest income from $41.7 million in the first half of 2003 to $44.3 million in the first half of 2004 is a result of the buildup of our on-balance sheet loan portfolio which grew from $0.8 billion at June 30, 2003 to $1.1 billion at June 30, 2004.

     Provision for loan losses decreased to $5.2 million the first half of 2004, compared to $12.9 million during the same period in 2003. The decreased provision relates to improvements in the credit quality of the loan portfolio and reduced portfolio balances primarily due to the sale of portfolio loans.

     Gains on sales of loans for the three months ended June 30, 2004 totaled $3.0 million, compared to $8.3 million during the same period in 2003. Gains on sales of loans for the six months ended June 30, 2004 totaled $11.7 million, compared to $10.3 million during the same period in 2003. The decrease in gains in the second quarter of 2004 relates to a lower volume of whole loan sales. During the second quarter of 2004, we completed the sale of portfolio loans associated with a secured financing transaction we had completed in 2002. This transaction resulted in a $2.5 million gain on the sale of $205 million of underlying loans due primarily to the recognition of a mortgage servicing asset. This transaction also resulted in the reversal of $6.3 million of loan loss provision before these loans were transferred from loans to loans held for sale and then sold.

     We do not record a residual interest as a result of whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These incentive servicing fee contracts are treated as derivatives and classified in other assets. At June 30, 2004, we were receiving incentive fees for one transaction that had met these performance metrics. Included in other income during the first half of 2004 was $1.6 million related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $1.6 million recognized during 2004, $0.7 million was the result of cash collections and $0.9 million represented the projected value of future cash payments, present valued using a discount rate of 30%.

     Loan servicing fees totaled $7.4 million during the second quarter of 2004, compared to $5.2 million during the same period in 2003. Year to date, loan servicing fees totaled $13.5 million, compared to $9.8 million during the same period in 2003. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $1.6 billion and $1.7 billion at June 30, 2004 and 2003, respectively. The increase in loan servicing fees in 2004 relates to increased servicing income on our whole loan portfolio as well as increased early repayment fees which totaled $3.8 million during the quarter ended June 30, 2004, compared to $1.9 million during the same period in 2003 on the portfolio underlying the mortgage servicing asset.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At June 30, 2004, net servicing assets totaled $28.1 million, compared to a balance of $28.4 million at December 31, 2003. Servicing asset amortization and impairment expense totaled $8.1 million during the first half of 2004, compared to $7.3 million for the six months ended June 30, 2003.

     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $6.7 million in the second quarter of 2004, compared to losses of $33.1 million for the same period in 2003. Year-to-date trading gains totaled $11.3 million for 2004, compared to losses of $50.9 million for the same period in 2003. Losses on the loans underlying the residual assets occurred at an annualized rate of 4.25% during the second quarter of 2004, as compared to our March 31, 2004, projection for the second quarter of 8.07%. As a result, cash flow received from the residual assets during the second quarter totaled $10.8 million compared to our previously modeled estimate of $6.4 million. Residual interests had a balance of $73.2 million at June 30, 2004 and $70.5 million at December 31, 2003. The increase reflects performance-based valuation adjustments and the re-acquisition of $5.3 million of residuals we had sold between 1999 and 2001. The reacquisition allowed us to address issues between us and the seller that arose from potential differences in our respective economic interests in those residuals. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our earnings. The increased unrealized trading gains in the second quarter of 2004 principally reflect lower actual loss rates than those previously modeled. These lower expected loss rates reflect the strengthening economy and recent actual experience where actual cash received was in excess of our previously modeled expectations. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$17,865	$12,664	$33,991	$25,726
Other	8,990	9,146	18,250	18,465

Total operating expenses	$26,855	$21,810	$52,241	$44,191

Number of employees at period end (1)			646	686

(1)	On a full time equivalent basis.

     Operating expenses were $26.9 million and $52.2 million for the three and six months ended June 30, 2004, compared to $21.8 million and $44.2 million for the same periods in 2003. Operating expenses during the first half of 2004 included $5.9 million of compensation expense related to minority ownership interests at the home equity lending line of business which are accounted for on a mark-to-market basis. During the same period in 2003, we had a reversal of approximately $0.3 million due to the decline in the value of the minority ownership interest during that period.

Home Equity Servicing

     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans treated as sales under generally accepted accounting principles. The total servicing portfolio was $2.7 billion at June 30, 2004 and $2.6 billion at December 31, 2003. For whole loans sold with servicing retained totaling $1.2 billion at June 30, 2004 and $1.1 billion at December 31, 2003, we capitalize servicing fees including rights to future early repayment fees.

     Our Managed Portfolio is separated into two categories: $1.1 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.5 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “Owned Residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months.

     In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $856.0 million of loans at June 30, 2004 and $849.3 million at December 31, 2003 for which we have the opportunity to earn an incentive servicing fee. The following table sets forth certain information for each of these portfolios.

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,543,457	$1,513,289
30 days past due	4.16%	5.87%
90 days past due	1.46	2.43
Annualized QTD Net Chargeoff Rate	2.17	4.79
Unsold Loans
Total Loans (1)	$1,050,453	$897,227
30 days past due	1.45%	2.91%
90 days past due	0.51	1.25
Annualized QTD Net Chargeoff Rate	1.08	3.03
Loan Loss Reserve	$18,902	$29,251
Owned Residual
Total Loans	$493,004	$616,062
30 days past due	9.92%	10.18%
90 days past due	3.48	4.15
Annualized QTD Net Chargeoff Rate	4.25	7.13
Residual Undiscounted Losses	$40,093	$64,598
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$856,000	$849,264
30 days past due	2.63%	2.44%
90 days past due	0.99	0.72

(1)	Excludes deferred fees and costs.

     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 4.2% at June 30, 2004, and 5.9% at December 31, 2003.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$6,881	$5,398	$13,635	$10,205
Provision for loan and lease losses	(2,034)	(4,069)	(3,187)	(6,933)
Noninterest income	2,622	2,663	3,070	3,497

Total net revenue	7,469	3,992	13,518	6,769
Operating expense	(5,065)	(4,054)	(9,263)	(7,381)

Income (loss) before taxes	2,404	(62)	4,255	(612)
Income taxes	(1,087)	63	(3,231)	353

Net income (loss)	$1,317	$1	$1,024	$(259)

Selected Operating Data:
Net charge-offs	$1,051	$2,659	$2,345	$4,471
Net interest margin	5.62%	5.45%	5.68%	5.73%
Total funding of loans and leases	$88,586	$66,300	$160,238	$123,909

	June 30,	December 31,
	2004	2003
Selected Balance Sheet Data at End of Period
Total assets	$520,883	$474,915
Loans and leases	510,308	463,423
Allowance for loan and lease losses	(11,738)	(11,445)
Shareholders’ equity	47,657	44,255

Overview

     In our commercial finance line of business, we originate small-ticket equipment leases through established U.S. and Canadian relationships with vendors, manufacturers and third-party originators, and provide financing for franchisees of selected quick service and casual dining restaurant concepts. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. Within the franchise channel, the majority of our contracts are loans and full payout with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios.

Net Income

     During the three months ended June 30, 2004, the commercial finance line of business recorded net income of $1.3 million, compared to breaking even for the same period in the prior year. Year to date, the commercial finance line of business earned $1.0 million compared to a loss of $0.3 for the same period in the prior year. Year to date, pre-tax earnings increased to $4.3 million at June 30, 2004, compared to a pre-tax loss of $0.6 million during the same period in 2003. The 2004 pre-tax improvement in earnings is attributable to portfolio growth, improvements in credit quality, and gains from the sale leases and whole loans without recourse. Net income was negatively affected by a one-time income tax charge of $1.7 million during the first quarter reflecting the cumulative impact of tax liabilities acquired, but not recorded on the books of the company at the time of our purchase of our Canadian operations from a now bankrupt seller. The impact of this adjustment would not have been material to any prior reporting periods.

Net Interest Income

     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net interest income	$6,881	$5,398	$13,635	$10,205
Average interest earning assets	492,259	397,333	482,571	359,033
Net interest margin	5.62%	5.45%	5.68%	5.73%

     Net interest income was $6.9 million for the quarter ended June 30, 2004, an increase of 27% over 2003. Year to date net interest income was $13.6 million, compared to $10.2 million in 2003. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $510.3 million at June 30, 2004, an increase of 10% over year-end 2003 and an increase of 28% over June 30, 2003. This line of business originated $88.6 million in loans and leases during the second quarter of 2004, compared to $66.3 million during the same period of 2003.

     Net interest margin for the second quarter of 2004 was 5.62%, compared to 5.45% in 2003 for the same period. The increase in 2004 margin is due primarily to changes in product mix and intercompany funding changes.

Provision for Loan and Lease Losses

     The provision for loan and lease losses decreased to $3.2 million during the first six months in 2004 compared to $6.9 million for the same period in 2003. The decreased provisioning levels relate primarily to improvements in credit quality in our lease portfolio. We did add $1.1 million to the allowance during the second quarter related to potential loss on lease receivables on product manufactured and supplied to customers by a single vendor.

Noninterest Income

     Noninterest income during the three months ended June 30, 2004 decreased 2% over the same period in 2003. Year to date, noninterest income was $3.1 million, compared to $3.5 million during the same period of 2003. This year-to-date decrease was due primarily to interest rate derivative losses in our Canadian operation related to mitigating asset-liability mismatches in our funding of that operation. We had no derivative losses for this line of business during the same period in 2003.

Operating Expenses

     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$3,477	$2,852	$6,839	$5,141
Other	1,588	1,202	2,424	2,240

Total operating expenses	$5,065	$4,054	$9,263	$7,381

Number of employees at period end (1)			147	137

(1)	On a full time equivalent basis.

     Operating expenses during the second quarter and first half of 2004 totaled $5.1 million and $9.3 million, respectively, an increase of 25% over the same periods in 2003. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher originations and the achievement of pre-tax profitability.

Credit Quality

     The commercial finance line of business had nonperforming loans and leases at June 30, 2004 of $3.4 million compared to $4.1 million as of December 31, 2003. Net charge-offs recorded by this line of business totaled $1.1 million for the second quarter of 2004, compared to $2.7 million for the second quarter of 2003. Net charge-offs year to date were $2.3 million, improving from the $4.5 million net charge-offs recorded in the first half of 2003. Our allowance for loan and lease losses at June 30, 2004 totaled $11.7 million, representing 2.30% of loans and leases, compared to a balance at December 31, 2003 of $11.4 million, representing 2.47% of loans and leases.

     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$3,439	$4,083
Allowance for loan losses	11,738	11,445
Allowance for loan losses to total loans	2.30%	2.47%

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
For the Period Ended:
Provision for loan losses	$2,034	$4,069	$3,187	$6,933
Net charge-offs	1,051	2,659	2,345	4,471
Annualized net charge-offs to average loans	0.87%	2.72%	0.99%	2.41%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Domestic franchise loans	$179,190	$150,505
Weighted average yield	8.20%	8.45%
Delinquency ratio	0.27	0.45
Domestic leases	$139,183	$134,602
Weighted average yield	9.31%	9.54%
Delinquency ratio	1.37	1.32
Canadian leases (1)	$191,935	$178,316
Weighted average yield	9.78%	10.12%
Delinquency ratio	1.09	0.89

(1)	In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Selected Income Statement Data:
Net interest income	$(2)	$2	$(3)	$9
Mark-to-market adjustment on investments	(350)	(162)	(341)	(2,421)
Noninterest income	179	(68)	328	79

Total net revenues	(173)	(228)	(16)	(2,333)
Operating expense	(117)	(4)	(245)	(111)

Loss before taxes	(290)	(232)	(261)	(2,444)
Income tax benefit	112	96	100	980

Net loss	$(178)	$(136)	$(161)	$(1,464)

	June 30,	December 31,
	2004	2003
Selected Balance Sheet Data at End of Period:
Investment in portfolio companies (cost)	$14,592	$14,601
Mark-to-market adjustment	(11,418)	(11,077)

Carrying value of portfolio companies	$3,174	$3,524

Overview

     In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of June 30, 2004, with an aggregate investment cost of $14.6 million and a carrying value of $3.2 million.

     During the three and six months ended June 30, 2004, the venture capital line of business recorded a net loss of $0.2 million and $0.2 million, respectively, compared to losses of $0.1 million and $1.5 million for the same periods in 2003. The losses relate to valuation adjustments to reflect the company’s portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled a net loss of $3.4 million and $4.5 million for the three and six months ended June 30, 2004, compared to a loss of $1.3 million and $3.3 million during the same periods in 2003. The losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $2.5 million during the first half of 2004. We recognized a $1.8 million benefit with respect to this initiative during the first half of 2003. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2004, we allocated $6.6 million of these expenses to our subsidiaries, compared to $7.4 million during the second quarter of 2003, reflecting reduced use of parent company-sourced capital funding for the subsidiaries.

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

     Our Chairman, Executive Vice President, Senior Vice Presidents (including the Chief Financial Officer), and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.

Credit Risk

     The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. The mortgage banking line of business assumes limited credit risk as its mortgages typically are insured and are sold within a short period of time after origination.

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer (the Chief Executive Officer of the Commercial Banking line of business is temporarily assuming responsibility for this position for this line of business – we are engaged in a search to find a full time replacement for the Chief Credit Officer) specific to the product line and manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Audit and Risk Management Committee.

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

     Net charge-offs for the three months ended June 30, 2004 were $4.5 million, or 0.6% of average loans, compared to $9.7 million, or 1.2% of average loans during the same period in 2003. Year-to-date net charge-offs were $12.6 million, compared to $15.8 million during the same period in 2003. The decrease in charge-offs is a result of improvements in credit quality associated with the steadily improving economy. At June 30, 2004, the allowance for loan and lease losses was 1.7% of outstanding loans and leases, down from 2.0% at December 31, 2003.

     Total nonperforming loans and leases at June 30, 2004, were $32.9 million, compared to $44.4 million at December 31, 2003. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2004 were 1.0%, compared to 1.4% at December 31, 2003. The 2004 decrease occurred primarily at the home equity lending line of business where nonperforming loans decreased from $11.2 million at December 31, 2003 to $5.4 million at June 30, 2004. In addition, nonperforming loans at the commercial banking line of business decreased to $21.4 million at June 30, 2004, compared to $26.6 million at the end of 2003.

     Other real estate we owned totaled $5.5 million at June 30, 2004, down from $6.4 million at December 31, 2003. Total nonperforming assets at June 30, 2004 were $42.7 million, or 0.79% of total assets compared to nonperforming assets at December 31, 2003, of $52.5 million, or 1.1% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2004	2003
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$885	$4,172
Real estate mortgages	0	—
Consumer loans	30	226
Lease financing:
Domestic	54	159
Canadian	109	70

	1,078	4,627

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	19,720	20,447
Real estate mortgages	8,078	14,663
Consumer loans	784	769
Lease financing:
Domestic	1,630	1,916
Canadian	1,647	1,943

	31,859	39,738

Total nonperforming loans and leases	32,937	44,365

Other real estate owned:
Nonperforming Loans held for Sale not guaranteed	1,697	1,695
Other real estate owned	5,501	6,431

Total nonperforming assets	$40,135	$52,491

Nonperforming loans and leases to total loans and leases	1.0%	1.4%

Nonperforming assets to total assets	0.7%	1.1%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at June 30, 2004 and December 31, 2003 were held at our lines of business as follows:

	June 30,	December 31,
	2004	2003
	(In millions)
• Mortgage banking	$7.2	$6.8
• Commercial banking	22.7	26.6
• Home equity lending	6.8	15.0
• Commercial finance	3.4	4.1

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2004, the ratio of loans and loans held for sale to total deposits was 131%. We are comfortable with this relatively high level due to our position in mortgage loans held for sale ($1.2 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.3 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loans to deposit ratio at June 30, 2004 was 85%.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits include deposits less jumbo and brokered CDs and public funds. Core deposits totaled $2.1 billion at June 30, 2004 compared to $1.8 billion at December 31, 2003.

     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2004, these deposit types totaled $1.8 billion, an increase of $0.7 billion from December 31, 2003.

     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of June 30, 2004, CDs issued directly to customers totaled $0.5 billion, unchanged from December 31, 2003. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.4 billion at June 30, 2004, and had an average remaining life of 16 months, as compared to $0.3 billion outstanding with an 18 month average remaining life at December 31, 2003.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At June 30, 2004, these escrow balances totaled $0.7 billion, which was up $0.1 billion from December 31, 2003.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI), of which we are an active member. We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2004, FHLBI borrowings outstanding totaled $0.5 billion, a $0.2 billion increase from December 31, 2003. We had sufficient collateral pledged to FHLBI at June 30, 2004 to borrow an additional $0.4 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At June 30, 2004, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: $1 million outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $51 million outstanding out of $165 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $75 million committed borrowing facility

     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At June 30, 2004, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $88 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: $87 million unsettled on a $150 million facility

•	Investor warehouse sale facility: $0 million unsettled

Interest Rate Risk

     Because all of our assets are not perfectly match funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

     An asset/liability management committee (ALMC) at each of our lines of business that has interest rate risk monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure interest rate risk over multiple interest rate scenarios. Our parent company ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented on each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, deposit rate forecasts for non-maturity transaction accounts, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.

     Our commercial banking, home equity lending, and commercial finance lines of business assume interest rate risk in the form of repricing structure mismatches between their loans and leases and funding sources. We manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging via financial derivatives.

     Our mortgage banking line of business assumes interest rate risk by entering into commitments to extend loans to borrowers at a fixed rate for a limited period of time. We hold closed loans only temporarily until a pool is formed and sold in a securitization or under a flow sale arrangement. To mitigate the risk that interest rates will rise between loan origination and sale, the mortgage bank buys commitments to deliver loans at a fixed price. Interest rate risk also exists for the mortgage pipeline period, which is the period starting when a rate lock commitment is made and ending at the time a loan originates or the rate lock expires. To mitigate this risk, the mortgage bank also buys commitments to deliver loans at a fixed rate for a portion of our pipeline.

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

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2004. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2004, although certain accounts such as “Official Checks and Due From” are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

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

     Specifically, the volume of derivative contracts entered into to manage the risk of mortgage servicing rights (MSRs) fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of June 30, 2004, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

Economic Value Change Method

	Present Value at June 30, 2004
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$3,508,960	$3,481,108	$3,452,403	$3,423,727	$3,395,457
Loans held for sale	$1,199,356	$1,191,330	$1,180,174	$1,167,915	$1,153,200
Mortgage servicing rights	$200,245	$290,581	$456,303	$564,452	$619,756
Residual interests	$78,648	$77,233	$74,390	$71,197	$67,135
Interest sensitive financial derivatives	$76,414	$4,453	$(48,422)	$(53,499)	$(55,720)

Total interest sensitive assets	$5,063,623	$5,044,705	$5,114,848	$5,173,792	$5,179,828
Interest Sensitive Liabilities
Deposits	$(3,351,357)	$(3,330,730)	$(3,314,296)	$(3,299,663)	$(3,285,611)
Short-term borrowings (1)	$(741,335)	$(741,069)	$(740,384)	$(739,703)	$(739,018)
Long-term debt	$(468,496)	$(459,933)	$(449,740)	$(438,126)	$(425,447)

Total interest sensitive liabilities	$(4,561,188)	$(4,531,732)	$(4,504,420)	$(4,477,492)	$(4,450,076)
Net market value as of June 30, 2004	$502,435	$512,973	$610,428	$696,300	$729,752

Change from current	$(107,993)	$(97,455)	$—	$85,872	$119,324

Net market value as of March 31, 2004	$400,764	$433,976	$529,282	$591,842	$635,791

Potential change	$(128,518)	$(95,306)	$—	$62,560	$106,509

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at June 30, 2004
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	$1,196,130	$1,196,130	$1,196,130	$1,183,450	$1,168,225
Mortgage servicing rights	$200,457	$286,585	$397,828	$413,578	$422,577
Residual interests	$78,648	$77,233	$74,390	$71,197	$67,135
Interest sensitive financial derivatives	$76,414	$4,453	$(48,422)	$(53,499)	$(55,720)

Total interest sensitive assets	$1,551,649	$1,564,401	$1,619,926	$1,614,726	$1,602,217
Interest Sensitive Liabilities
Deposits (1)	$—	$—	$—	$—	$—
Short-term borrowings (1)	$—	$—	$—	$—	$—
Long-term debt (1)	$—	$—	$—	$—	$—

Total interest sensitive liabilities (1)	$—	$—	$—	$—	$—
Net market value as of June 30, 2004	$1,551,649	$1,564,401	$1,619,926	$1,614,726	$1,602,217

Potential change	$(68,277)	$(55,525)	$—	$(5,200)	$(17,709)

Net market value as of March 31, 2004	$1,275,525	$1,317,389	$1,421,626	$1,406,457	$1,221,490

Potential change	$(146,101)	$(104,237)	$—	$(15,169)	$(200,136)

(1)	Value does not change in GAAP presentation

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

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2004 and December 31, 2003, respectively, were $613.0 million and $548.2 million. We had $30.0 million and $30.8 million in irrevocable standby letters of credit outstanding at June 30, 2004 and December 31, 2003, respectively.

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

     We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of June 30, 2004. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $0.2 million included in derivative gains during the six month period ended June 30, 2004 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate funding source into a floating rate funding source.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. A portion of the transactions hedging the closed mortgage loans qualify for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.0 billion at June 30, 2004. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at June 30, 2004 was $6.9 million and the hedge ineffectiveness year to date was a loss of $2.2 million. The effect of these hedging activities was recorded through earnings as a component of gain from sale of loans.

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. A net decrease in fair value of these derivatives totaling $1.7 million was recorded in the first half of 2004 in gain from sale of loans. At June 30, 2004, we had a notional amount of rate lock commitments outstanding totaling $0.9 billion with a fair value of $5.2 million. Notional amounts do not represent the amount of risk.

     Our commercial finance line of business delivered fixed rate leases into conduits that fund them using floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of June 30, 2004, the notional value and year-to-date loss on the interest rate caps were $35.8 million and $25 thousand, respectively. In addition, we also used Eurodollar futures contracts to hedge rate risk in this structure. As of June 30, 2004, the total notional amount and year-to-date gain on the Eurodollar futures were $120.0 million and $0.1 million, respectively.

•	In the fourth quarter of 2003, we delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch was similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of three amortizing CAD interest rate swaps were executed, although Irwin was only a counterparty on two of the swaps. The third swap was between the commercial paper conduit and an outside party, but has an impact on us as it affects the conduit funding cost. Of the first of the two swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date loss on this swap at June 30, 2004 were $62.6 million and $0.1 million, respectively. For the second swap, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date loss on this swap at June 30, 2004 are $80.1 million and $0.2 million, respectively.

     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. To manage such mismatches, starting in the first quarter of 2004, we entered into Eurodollar futures contracts. The current notional value outstanding is $695 million with expiration dates ranging from September 2004 through June 2006. As of June 30, 2004, the fair value and year-to-date gain recorded on these contracts were $1.2 million and $1.3 million, respectively.

     Our home equity line of business originates loans that it regularly sells or securitizes. In the second quarter of 2004, we entered into two swaption agreements with a combined notional value of $195 million to economically hedge the value of a portion of our fixed rate home equity loans. The instrument underlying both swaptions is the 3-year swap rate and both have expiration dates in the third quarter of 2004. The combined fair values were $0.2 million and the year-to-date losses totaled $0.3 million. In addition, we entered into an interest rate swap agreement to economically hedge a portion of portfolio loans that were sold during the second quarter. The year-to-date gain on this contract totaled $1.1 million.

     In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyers’ securitizations, the buyers issue an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. The first of these transactions was dated September 27, 2002 for loans that were sold March 28, 2002. Included in derivative gains or losses for the six months ended June 30, 2004 was a $1.6 million gain related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $1.6 million recognized during the year, $0.7 million was the result of cash collections and $0.9 million represented the projected value of future cash payments, present valued using a discount rate of 30%. The pool of loans which we service underlying the derivative contract we valued was $83.6 million. In total, we have sold $0.9 billion in loans for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate that we are likely to receive cash payments on the derivatives within a twelve-month period. We use assumptions to value the ISFs that we believe market participants would use to value similar assets. As of June 30, 2004, only one of six whole loan sales with this derivative has met this expected performance trigger.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is based on the three-month LIBOR rate. Year to date, we recorded losses of $2.4 million on these derivatives. Both the futures contracts and options were marked-to-market and included in other assets with changes in value recorded in the consolidated income statements as derivative gains or losses. At June 30, 2004, we held open swaption positions with a notional value totaling $8.9 billion, with a final maturity of July 1, 2004. Year to date, we recorded gains on swaptions, including premiums paid, totaling $3.0 million. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year. Notional amounts do not represent the amount at risk.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $92 million in forward contracts outstanding as of June 30, 2004. Year to date, we recognized gains on these contracts of $1.1 million. These contracts are marked-to-market with gains and losses included in derivative gains or losses on the consolidated income statements. The foreign currency transaction loss on the intercompany loans was $2.3 million for the six months ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 45 through 47.

Item 4. Controls and Procedures.

     In the ordinary course of internal process and control review by management and internal and external audit, we will periodically identify processes and controls that need improvement. When these are identified, we have procedures in place to bring the matter to the attention of the appropriate management and Board committees and to put into place project plans to address the improvement opportunity.

     As of June 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2004, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation.

     Based on an evaluation by management of our internal control over financial reporting, performed with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes during the second quarter of 2004 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings.

     Since the time of filing our report on Form 10-Q for the period ended March 31, 2004, we experienced developments as noted in the litigation described below:

Culpepper v. Inland Mortgage Corporation

     As described in our Annual Report on Form 10-K for the Year Ended 2003, our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in Culpepper v. Inland Mortgage Corporation, a class action lawsuit in the United States District Court for the Northern District of Alabama, filed in April 1996, that alleges violations of the federal Real Estate Settlement Procedures Act. We reported that on October 2, 2003 Culpepper was reassigned to U.S. District Judge, R. David Proctor, who ordered the parties to meet and submit a joint status report. On June 14, 2004 at the court’s request, the parties engaged in mediation, which was unsuccessful. The court then reassigned this case to a new judge.

United States ex rel. Paranich v. Sorgnard et al.

     As described in our Annual Report on Form 10-K for the Year Ended 2003, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in January 2001 in an action in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc. and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the Third Circuit has tentatively scheduled consideration of the appeal during the week of September 27, 2004. We cannot predict whether we will prevail on appeal and have not established any reserves for this case.

McIntosh v. Irwin Home Equity Corporation

     As described in our Quarterly Report on Form 10-Q for the period ended March, 31, 2004, our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a class action lawsuit filed in the United States District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank from FirstPlus Financial, Inc., an unaffiliated third-party lender. The plaintiffs allege a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

     A limited class was certified. As originally specified, the plaintiff class included those borrowers who obtained a mortgage loan originated by FirstPlus with prepayment penalty provisions during the three-year period prior to the filing of the suit. Subsequently, the court further restricted the class to borrowers with high-rate loans subject to the Home Ownership and Equity Protection Act who refinanced their loans and paid a prepayment penalty. A preliminary analysis led us to conclude that fewer than 100 loans qualified for class membership.

     In June 2004, the parties agreed in principle to settle this matter for a nonmaterial amount, which has been reserved. The settlement is contingent upon the negotiation of a final settlement agreement and is subject to the approval of the district court.

Stamper v. A Home of Your Own, Inc.

     As described in our Quarterly Report on Form 10-Q for the period ended March, 31, 2004, on January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million, jointly and severally, against defendants, including our indirect subsidiary, Irwin Mortgage Corporation. The case, which was filed in August 1998 in the Baltimore, Maryland, City Circuit Court, alleged that a home rehabilitation company and its principal defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers with mortgage loans, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, and on February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage, remanding the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. On April 12, 2004,

Irwin Mortgage filed a Petition for Writ of Certiorari with the Maryland Court of Appeals, seeking further review. The Court of Appeals accepted the appeal on all issues on June 11, 2004. We have reserved for this case based upon the advice of our legal counsel.

Silke v. Irwin Mortgage Corporation

     As described in our Quarterly Report on Form 10-Q for the period ended March 31, 2004, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court in April, 2003. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed a motion for summary judgment on October 27, 2003. On November 3, 2003, the court ruled that a determination of class certification would precede any action on Irwin Mortgage’s summary judgment motion. On March 15, 2004, the court held a hearing on plaintiff’s motion for class certification and certified a class on June 18, 2004 consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Cohens v. Inland Mortgage Company

     As described in our Quarterly Report on Form 10-Q for the period ended March, 31, 2004, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings in October 2003. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41,000,000 in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until July 30, 2004. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

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

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	We held our Annual Meeting of Shareholders on April 8, 2004.

(b)	The following Directors were elected to serve on the Board until the 2007 Annual Meeting, by the votes set forth below:

Nominee	For	Withheld
Sally. A Dean	23,539,161	1,505,307
William H. Kling	23,641,829	1,402,639
Lance R. Odden	24,171,964	872,504

     The following directors are currently serving terms that expire as indicated:

David W. Goodrich	2006
R. David Hoover	2005
Brenda J. Lauderback	2006
John C. McGinty	2006
William I. Miller	2005
Theodore M. Solso	2005

(c)	In addition to the election of directors, the shareholders voted on and approved the following proposals:

MATTER	FOR	AGAINST	ABSTAIN
Proposal to amend the Irwin Financial Corporation 2001 Stock Plan	14,002,595	8,163,442	154,266
Proposal to amend the Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan	20,466,042	1,705,140	149,121
Proposal to approve the Irwin Financial Corporation Short Term Incentive Program	20,903,814	1,265,001	151,488

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004.

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

Exhibit
Number	Description of Exhibit
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 0-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.2	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 0-06835.)

10.3	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)

10.4	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 0-06835.)

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.6	*Amended Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.7	*Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

10.8	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.9	*Irwin Financial Corporation Employees’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.10	*Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1994, File No. 0-06835.)

10.11	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.12	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.13	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.14	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

Exhibit
Number	Description of Exhibit
10.15	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.17	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Irwin Home Equity Corporation Shareholder Agreement and Amendments. (Incorporated by reference to Exhibit 10(b) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.19	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.20	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.22	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 6 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

10.30	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

Exhibit
Number	Description of Exhibit
10.31	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes - Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes - Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K.

SECOND QUARTER

8-K	April 9, 2004	IFC Makes Reg FD Disclosure on Presentation made at the Annual Meeting of Shareholders, April 8, 2004.

8-K	April 30, 2004	IFC Announces 2004 First Quarter Earnings Conference Call.

8-K/A	April 30, 2004	IFC Announces 2004 First Quarter Earnings Conference Call.

8-K	May 3, 2004	IFC Announces 2004 First Quarter Earnings.

8-K	May 3, 2004	IFC Announces Second Quarter Dividend.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

DATE: July 30, 2004	BY:	/s/ Gregory F. Ehlinger

GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	BY:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)