Form 10-Q
period 2004-09-30
IRWIN FINANCIAL CORP
filed 2004-10-29
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

[ X ] Yes             [   ] No

As of October 25, 2004, there were 28,350,990 outstanding common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$213,458	$140,810
Interest-bearing deposits with financial institutions	58,450	81,166
Residual interests	70,968	71,491
Investment securities- held-to-maturity (Market value: $30,175 at September 30, 2004 and $24,971 at December 31, 2003)	30,152	24,956
Investment securities- available-for-sale	77,516	67,569
Loans held for sale	971,357	883,895
Loans and leases, net of unearned income — Note 2	3,401,643	3,161,054
Less: Allowance for loan and lease losses — Note 3	(47,796)	(64,285)

	3,353,847	3,096,769
Servicing assets — Note 4	389,171	380,123
Accounts receivable	84,018	62,045
Accrued interest receivable	16,208	15,502
Premises and equipment, net	31,444	32,208
Other assets	118,982	131,825

Total assets	$5,415,571	$4,988,359

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$981,327	$850,529
Interest-bearing	1,777,900	1,352,763
Certificates of deposit over $100,000	727,230	696,370

	3,486,457	2,899,662
Short-term borrowings — Note 5	132,691	429,758
Collateralized debt — Note 6	667,797	590,131
Other long-term debt — Note 7	270,175	270,184
Other liabilities	372,104	366,364

Total liabilities	4,929,224	4,556,099

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of September 30, 2004 and December 31, 2003, respectively; including 1,277,059 and 1,477,778, shares in treasury as of September 30, 2004 and December 31, 2003, respectively	112,000	112,000
Additional paid-in capital	557	1,264
Deferred compensation	(516)	(504)
Accumulated other comprehensive loss, net of deferred income tax expense of $540 and $120 as of September 30, 2004, and December 31, 2003, respectively	810	182
Retained earnings	401,338	352,647

	514,189	465,589
Less treasury stock, at cost	(27,842)	(33,329)

Total shareholders’ equity	486,347	432,260

Total liabilities and shareholders’ equity	$5,415,571	$4,988,359

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$62,088	$59,626
Loans held for sale	23,112	33,978
Residual interests	3,350	4,131
Investment securities	1,371	1,125
Federal funds sold	44	20

Total interest income	89,965	98,880

Interest expense:
Deposits	11,984	9,873
Short-term borrowings	2,796	3,383
Collateralized debt	3,782	4,045
Other long-term debt - Note 7	5,743	419
Preferred securities distribution - Note 7	—	5,527

Total interest expense	24,305	23,247

Net interest income	65,660	75,633
Provision for loan and lease losses	1,898	14,778

Net interest income after provision for loan and lease losses	63,762	60,855
Other income:
Loan servicing fees	34,423	28,523
Amortization of servicing assets - Note 4	(28,070)	(34,064)
(Impairment) recovery of servicing assets - Note 4	(18,358)	41,665

Net loan administration (loss) income	(12,005)	36,124
Gain from sales of loans	48,626	91,569
Gain on sale of mortgage servicing assets	440	7
Trading gains (losses)	4,326	(1,403)
Derivative gains (losses), net	21,045	(28,046)
Other	5,503	6,412

	67,935	104,663
Other expense:
Salaries	53,986	62,220
Pension and other employee benefits	12,127	9,573
Office expense	3,271	5,330
Premises and equipment	10,096	9,533
Marketing and development	3,103	3,400
Professional fees	5,132	2,980
Other	14,777	21,370

	102,492	114,406

Income before income taxes	29,205	51,112
Provision for income taxes	12,011	19,994

Net income	$17,194	$31,118

Earnings per share: - Note 9
Basic	$0.61	$1.11

Diluted	$0.57	$1.03

Dividends per share	$0.08	$0.07

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$181,759	$179,460
Loans held for sale	59,397	86,800
Residual interests	9,893	17,100
Investment securities	3,733	3,134
Federal funds sold	82	119

Total interest income	254,864	286,613

Interest expense:
Deposits	31,532	32,679
Short-term borrowings	6,611	12,053
Collateralized debt	10,501	11,569
Other long-term debt — Note 7	17,101	1,745
Preferred securities distribution — Note 7	—	16,581

Total interest expense	65,745	74,627

Net interest income	189,119	211,986
Provision for loan and lease losses	11,838	37,655

Net interest income after provision for loan and lease losses	177,281	174,331
Other income:
Loan servicing fees	100,620	75,231
Amortization of servicing assets — Note 4	(89,413)	(102,112)
Recovery (impairment) of servicing assets — Note 4	6,210	(1,966)

Net loan administration income (loss)	17,417	(28,847)
Gain from sales of loans	140,669	311,081
Gain on sale of mortgage servicing assets	8,857	7
Trading gains (losses)	15,668	(52,323)
Derivative gains (losses), net	25,869	(15,904)
Other	17,917	16,982

	226,397	230,996
Other expense:
Salaries	158,602	176,851
Pension and other employee benefits	34,813	31,431
Office expense	12,950	16,200
Premises and equipment	30,890	28,751
Marketing and development	10,670	11,157
Professional fees	14,436	8,664
Other	48,325	40,646

	310,686	313,700

Income before income taxes	92,992	91,627
Provision for income taxes	37,513	35,505

Net income	$55,479	$56,122

Earnings per share: — Note 9
Basic	$1.96	$2.01

Diluted	$1.84	$1.89

Dividends per share	$0.24	$0.21

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Three Months Ended September 30, 2004, and 2003

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at July 1, 2004	$469,486	$386,410	$71	$(538)	$579	$112,000	$(29,036)
Net income	17,194	17,194
Unrealized gain on investment securities net of $142 tax liability	212		212
Foreign currency adjustment net of $352 tax liability	527		527

Total comprehensive income	17,933
Deferred compensation	22			22
Cash dividends	(2,266)	(2,266)
Tax benefit on stock option exercises	100				100
Treasury stock:
Purchase of 867 shares	(23)						(23)
Sales of 52,342 shares	1,095	—			(122)		1,217

Balance September 30, 2004	$486,347	$401,338	$810	$(516)	$557	$112,000	$(27,842)

Balance at July 1, 2003	$384,835	$308,760	$(58)	$(489)	$2,422	$112,000	$(37,800)
Net income	31,118	31,118
Unrealized loss on investment securities net of $57 tax benefit	(84)		(84)
Unrealized loss on interest rate cap net of $17 tax liability	26		26
Foreign currency adjustment net of $16 tax benefit	(24)		(24)

Total comprehensive income	31,036
Deferred compensation	68			68
Cash dividends	(1,959)	(1,959)
Tax benefit on stock option exercises	22				22
Treasury stock:
Purchase of 1,321 shares	(33)						(33)
Sales of 24,766 shares	485	—			(31)		516

Balance September 30, 2003	$414,454	$337,919	$(140)	$(421)	$2,413	$112,000	$(37,317)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Nine Months Ended September 30, 2004, and 2003

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income	55,479	55,479
Unrealized gain on investment securities net of $93 tax liability	139		139
Unrealized gain on interest rate cap net of $131 tax liability	196		196
Foreign currency adjustment net of $195 tax liability	293		293

Total comprehensive income	56,107
Deferred compensation	(12)			(12)
Cash dividends	(6,788)	(6,788)
Tax benefit on stock option exercises	778				778
Treasury stock:
Purchase of 11,307 shares	(370)						(370)
Sales of 212,026 shares	4,372				(1,485)		5,857

Balance at September 30, 2004	$486,347	$401,338	$810	$(516)	$557	$112,000	$(27,842)

Balance at January 1, 2003	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$(41,331)
Net income	56,122	56,122
Unrealized loss on investment securities net of $45 tax benefit	(72)		(72)
Unrealized loss on interest rate cap net of $31 tax benefit	(47)		(47)
Foreign currency adjustment net of $576 tax liability	865		865
Minimum SERP liability net of $170 tax liability	256		256

Total comprehensive income	57,124
Deferred compensation	(181)			(181)
Cash dividends	(5,865)	(5,865)
Conversion of 1,700 trust preferred shares to 2,142 common shares	43				(1)		44
Tax benefit on stock option exercises	1,031				1,031
Treasury stock:
Purchase of 122,464 shares	(2,822)						(2,822)
Sales of 330,666 shares	4,569				(2,223)		6,792

Balance at September 30, 2003	$414,454	$337,919	$(140)	$(421)	$2,413	$112,000	$(37,317)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Net income	$55,479	$56,122
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	6,056	8,747
Amortization and impairment of servicing assets	83,203	104,078
Provision for loan and lease losses	11,838	37,655
Gain on sale of mortgage servicing assets	(8,857)	(7)
Gain from sales of loans held for sale	(140,669)	(311,081)
Originations and purchases of loans held for sale	(10,934,035)	(21,131,799)
Proceeds from sales and repayments of loans held for sale	10,873,116	21,590,397
Proceeds from sale of mortgage servicing assets	29,494	—
Net decrease in residuals	523	78,368
Net (increase) decrease in accounts receivable	(21,973)	16,554
Other, net	15,567	12,694

Net cash (used) provided by operating activities	(30,258)	461,728

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	92,987	495
Available-for-sale	1,399	38,682
Purchase of investment securities:
Held-to-maturity	(98,395)	(99)
Available-for-sale	(10,958)	(83,253)
Net decrease (increase) in interest-bearing deposits with financial institutions	22,716	(27,777)
Net increase in loans, excluding sales	(303,958)	(379,606)
Proceeds from sale of loans	36,279	33,182
Other, net	(4,857)	(6,125)

Net cash used by lending and investing activities	(264,787)	(424,501)

Financing activities:
Net increase in deposits	586,795	324,931
Net decrease in short-term borrowings	(297,067)	(550,724)
Repayments of long-term debt	(9)	(8)
Proceeds from issuance of collateralized borrowings	449,223	373,658
Repayments of collateralized borrowings	(369,277)	(176,352)
Purchase of treasury stock for employee benefit plans	(370)	(2,822)
Proceeds from sale of stock for employee benefit plans	5,150	5,600
Dividends paid	(6,788)	(5,865)

Net cash provided (used) by financing activities	367,657	(31,582)

Effect of exchange rate changes on cash	36	(144)

Net decrease in cash and cash equivalents	72,648	5,501
Cash and cash equivalents at beginning of period	140,810	157,771

Cash and cash equivalents at end of period	$213,458	$163,272

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$65,765	$78,052

Income taxes (refund) paid	$(4,998)	$42,928

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$67,658	$111,390

Conversion of trust preferred stock to common stock	$—	$43

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

     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. Until the first quarter of 2002, whenever we sold receivables in securitizations of home equity loans and lines of credit, we sold assets and retained residual interests, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables in a manner that qualified for gain-on-sale under Statement of Financial Accounting Standard (SFAS) 140. Gain or loss on the sale of the loans depended, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

     Loans Held for Sale: Included in loans held for sale at the mortgage line of business were loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non-contingent right to repurchase these loans which causes “repurchase accounting” under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The liability associated with these loans is reflected in “other liabilities” on our Consolidated Balance Sheet.

     Stock-Based Employee Compensation: We have two stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. To date, the Board of Directors has not chosen to expense stock options. The Board wishes to analyze new guidance from the FASB, Securities and Exchange Commission (SEC) and other relevant authorities regarding the standardization of valuation methods. Accordingly, we plan to begin expensing options when the new requirements become effective or earlier should the Board of Directors determine it to be in the best interests of our stakeholders. We will continue to disclose the impact of expensing stock options, using our valuation method, which is based on a Black-Scholes model using assumptions management believes to be reasonable. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of Statement of Financial Accounting Standard (SFAS) 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income as reported	$17,194	$31,118	$55,479	$56,122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(670)	(699)	(1,969)	(2,187)

Pro forma net income	$16,524	$30,419	$53,510	$53,935

Basic earnings per share
As reported	$0.61	$1.11	$1.96	$2.01
Pro forma	$0.58	$1.09	$1.89	$1.93
Diluted earnings per share
As reported	$0.57	$1.03	$1.84	$1.89
Pro forma	$0.55	$1.01	$1.78	$1.82

     Recent Accounting Developments: We adopted FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets at December 31, 2003 and September 30, 2004. Details about the IFC Trusts and debentures can be found in Note 7, “Other Long-Term Debt.” The Trust Preferred Securities currently qualify as Tier 1 regulatory capital. In May 2004, the Federal Reserve Bank issued proposed rules that retain Tier 1 capital treatment of Trust Preferred Securities for bank holding companies.

     Reclassifications: Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 — Loans and Leases

     Loans and leases are summarized as follows:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial, financial and agricultural	$1,614,983	$1,503,619
Real estate-construction	325,330	306,669
Real estate-mortgage	870,374	859,541
Consumer	30,979	27,370
Direct financing leases
Domestic	447,737	364,413
Canadian	242,572	207,355
Unearned income
Domestic	(98,347)	(78,875)
Canadian	(31,985)	(29,038)

Total loans and leases, net of unearned income	$3,401,643	$3,161,054

Note 3 — Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$64,285	$50,936
Provision for loan and lease losses	11,838	47,583
Charge-offs	(21,040)	(37,312)
Recoveries	3,951	3,420
Reduction due to reclassification of loans to loans held for sale	(10,808)	(690)
Other	(430)	348

Balance at end of period	$47,796	$64,285

The 2004 provision and allowance for loan and lease losses reflects transactions related to the transfer and sale or pending sale of portfolio loans associated with two portfolio sales at our home equity lending line of business. We transferred $355 million in loans to loans held for sale when the decisions were made to sell these portfolio loans. These loans had an associated allowance of $20.6 million. The loans were transferred with an allowance of $10.8 million to reduce their carrying value to fair market value. After the transfers, the remaining $9.8 million of excess allowance was reversed through the provision for loan and lease losses.

Note 4 — Servicing Assets

     Included on the consolidated balance sheet at September 30, 2004 and December 31, 2003 are $389.2 million and $380.1 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Beginning balance	$380,123	$174,935
Additions	112,890	296,551
Amortization	(89,413)	(135,519)
Recovery of impairment	6,210	44,516
Reduction for servicing sales	(20,639)	(360)

	$389,171	$380,123

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of year	$76,869	$159,865
Recovery of impairment	(6,210)	(44,516)
Reclass for sales of servicing	(18,204)	—
Other than temporary impairment (1)	(6,999)	(38,480)

Balance at end of year	$45,456	$76,869

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

Note 5 — Short-Term Borrowings

     Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$1,348	$286,000
Drafts payable related to mortgage loan closings	79,446	72,686
Lines of credit and other	51,897	1,057
Federal funds	—	53,600
Commercial paper	—	16,415

Total	$132,691	$429,758

Weighted average interest rate	1.25%	1.61%

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     We have lines of credit available to fund loan originations and operations with variable rates ranging from 1.6% to 3.0% at September 30, 2004.

Note 6 — Collateralized Debt

     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received (and subsequently used by us to pay-down short-term fundings), debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.7 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. We have an interest only senior note on the securitization at the home equity lending line of business that as of September 30, 2004 had a notional balance of $30.5 million (which does not represent the amount at risk), pays interest at 10%, and matures on September 25, 2005. The 2002-1 asset backed structure was sold during the second quarter resulting in the recognition of a $2.5 million gain and the removal of $205 million of loans and associated collateralized debt from our balance sheet. The 2003-1 structure will be sold in October. The $150 million of loans in the 2003-1 structure were transferred from loans to loans held for sale as of September 30, resulting in a reversal of $3.5 million in loan loss provision.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		September 30,	September 30,	December 31,
	Maturity	2004	2004	2003
	(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/2010	2.70	$33,969	$51,694
2003 Canadian asset backed note	11/2008	4.07	103,107	77,902
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior note	12/2024-12/2034	1.89	365,196	—
Combined variable rate subordinate note	12/2034	2.74	24,775	—
2003-1 asset backed notes:
Combined variable rate senior note	2/2028	2.15	69,099	160,874
Combined variable rate subordinate note	2/2028	3.92	68,625	61,763
Unamortized premium/discount			3,026	4,446
2002-1 asset backed notes:
Combined variable rate senior note			—	156,699
Combined variable rate subordinate note			—	72,551
Unamortized premium/discount			—	4,202

Total			$667,797	$590,131

Note 7 -Other Long-Term Debt

     At September 30, 2004 and December 31, 2003 we had $270 million of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014.

     We also have obligations represented by subordinated debentures at September 30, 2004 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we are no longer consolidating these trusts. Refer to Note 1 for information regarding the accounting change for these securities implemented in 2003. These debentures are the sole assets of these trusts as of September 30, 2004. All debentures and securities are callable at par after five years from origination date although at this time we have no plans to call. The securities are all Tier 1 qualifying capital at September 30, 2004. Highlights about these debentures and the related trusts are listed below:

		Interest Rate at		Subordinated Debt
	Origination	September 30,	Maturity	September 30,	December 31,
Name	Date	2004	Date	2004	2003	Other
	(Dollars in thousands)
IFC Capital Trust II	Nov 2000	10.50%	Sep 2030	$53,351	$53,351
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	53,268	initial conversion
						ratio of 1.261
						shares of common
						stock to 1
						convertible
						preferred security,
						currently callable
						at 10% premium
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	4.88	Nov 2033	51,547	51,547	rate changes quarterly at
						three month LIBOR plus
						290 basis points

				$240,125	$240,125

Note 8 — Employee Retirement Plans

     Components of net periodic cost of pension benefit are as follows:

	Three Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service	$762	$396
Interest	479	413
Expected return on plan assets	(395)	(314)
Amortization of transition obligation	3	3
Amortization of prior service cost	10	10
Amortization of actuarial loss	204	193

Net periodic benefit cost	$1,063	$701

	Nine Months Ended September 30,
	2004	2003
	(Dollars in thousands)
Service	$1,750	$1,188
Interest	1,390	1,238
Expected return on plan assets	(1,204)	(939)
Amortization of transition obligation	8	8
Amortization of prior service cost	29	29
Amortization of actuarial loss	555	578

Net periodic benefit cost	$2,528	$2,102

     As of September 30, 2004, we have not made any contributions to our pension plan in 2004. We anticipate making a cash contribution of approximately $3 million to this plan before year end.

Note 9 — Earnings Per Share

     Earnings per share calculations are summarized as follows:

			Effect of	Diluted
	Basic Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares	Per Share
	(Dollars in thousands, except per share data)
Three months ended September 30, 2004
Net income available to common shareholders	$17,194	$—	$678	$17,872
Shares	28,293	366	2,607	31,266

Per-Share amount	$0.61	$(0.01)	$(0.03)	$0.57

Three months ended September 30, 2003
Net income available to common shareholders	$31,118	$—	$679	$31,797
Shares	27,949	306	2,609	30,864

Per-Share amount	$1.11	$(0.01)	$(0.07)	$1.03

Nine Months ended September 30, 2004
Net income available to common shareholders	$55,479	$—	$2,035	$57,514
Shares	28,244	405	2,607	31,256

Per-Share amount	$1.96	$(0.02)	$(0.10)	$1.84

Nine Months ended September 30, 2003
Net income available to common shareholders	$56,122	$—	$2,037	$58,159
Shares	27,877	272	2,609	30,758

Per-Share amount	$2.01	$(0.01)	$(0.11)	$1.89

     At September 30, 2004 and 2003, 94,044 and 705,482 shares, respectively, related to stock options were not included in the dilutive earnings per share calculation because they had exercise prices below the stock price as of the respective dates.

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

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months and nine months ended September 30, 2004, and 2003:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(Dollars in thousands)
Three Months Ended September 30, 2004
Net interest income	$10,598	$23,133	$31,523	$7,058	$3	$(6,655)	$65,660
Intersegment interest	(396)	234	(5,156)	—	(6)	5,324	—
Provision for loan and lease losses	67	(607)	232	(1,589)	—	(1)	(1,898)
Other revenue	49,659	3,672	16,291	1,366	(1)	(3,052)	67,935
Intersegment revenues	(6)	217	—	—	150	(361)	—

Total net revenues	59,922	26,649	42,890	6,835	146	(4,745)	131,697
Other expense	52,026	17,039	28,332	4,741	99	255	102,492
Intersegment expenses	882	374	718	173	—	(2,147)	—

Income (loss) before taxes	7,014	9,236	13,840	1,921	47	(2,853)	29,205
Income taxes	2,963	3,719	5,581	810	18	(1,080)	12,011

Net income (loss)	$4,051	$5,517	$8,259	$1,111	$29	$(1,773)	$17,194

Three Months Ended September 30, 2003
Net interest income	$27,614	$21,011	$28,765	$5,822	$(2)	$(7,577)	$75,633
Intersegment interest	(3,288)	(895)	(2,110)	(137)	—	6,430	—
Provision for loan and lease losses	(191)	(1,500)	(10,728)	(2,388)	—	29	(14,778)
Other revenue	90,758	5,744	8,091	1,181	294	(1,405)	104,663
Intersegment revenues	—	—	—	—	150	(150)	—

Total net revenues	114,893	24,360	24,018	4,478	442	(2,673)	165,518
Other expense	73,519	13,902	18,965	3,708	329	3,983	114,406
Intersegment expenses	691	414	691	121	—	(1,917)	—

Income (loss) before taxes	40,683	10,044	4,362	649	113	(4,739)	51,112
Income taxes	15,648	4,071	1,745	603	48	(2,121)	19,994

Net income (loss)	$25,035	$5,973	$2,617	$46	$65	$(2,618)	$31,118

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(Dollars in thousands)
Nine months Ended September 30, 2004
Net interest income	$31,593	$63,330	$88,807	$20,692	$9	$(15,312)	$189,119
Intersegment interest	(947)	1,774	(11,586)	—	(15)	10,774	—
Provision for loan and lease losses	457	(2,557)	(4,961)	(4,777)	—	—	(11,838)
Other revenue	163,374	13,299	48,781	4,437	(314)	(3,180)	226,397
Intersegment revenues	(8)	427	—	—	450	(869)	—

Total net revenues	194,469	76,273	121,041	20,352	130	(8,587)	403,678
Other expense	159,464	47,015	79,127	13,658	345	11,077	310,686
Intersegment expenses	2,630	1,346	2,164	519	—	(6,659)	—

Income (loss) before taxes	32,375	27,912	39,750	6,175	(215)	(13,005)	92,992
Income taxes	13,077	11,208	15,960	4,040	(83)	(6,689)	37,513

Net income (loss)	$19,298	$16,704	$23,790	$2,135	$(132)	$(6,316)	$55,479

Assets at September 30, 2004	$1,275,251	$2,611,473	$1,163,354	$569,419	$7,136	$(211,062)	$5,415,571

Nine months Ended September 30, 2003
Net interest income	$69,285	$63,346	$86,967	$16,413	$7	$(24,032)	$211,986
Intersegment interest	(7,991)	(4,764)	(5,678)	(523)	—	18,956	—
Provision for loan and lease losses	(221)	(4,413)	(23,578)	(9,321)	(215)	93	(37,655)
Other revenue	260,566	16,517	(29,383)	4,678	(2,133)	(19,249)	230,996
Intersegment revenues	—	—	—	—	450	(450)	—

Total net revenues	321,639	70,686	28,328	11,247	(1,891)	(24,682)	405,327
Other expense	209,224	40,982	61,730	10,811	440	(9,487)	313,700
Intersegment expenses	2,072	1,205	2,116	400	—	(5,793)	—

Income (loss) before taxes	110,343	28,499	(35,518)	36	(2,331)	(9,402)	91,627
Income taxes	42,427	11,435	(14,207)	251	(932)	(3,469)	35,505

Net income (loss)	$67,916	$17,064	$(21,311)	$(215)	$(1,399)	$(5,933)	$56,122

Assets at September 30, 2003	$1,443,531	$2,195,135	$989,479	$425,483	$7,803	$(2,248)	$5,059,183

Note 11 – Commitments and Contingencies

Culpepper v. Inland Mortgage Corporation

     Our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama, filed in April 1996, alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class and the case was remanded for further proceedings in the federal district court.

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

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the Third Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. We cannot predict whether we will prevail on appeal and have not established any reserves for this case.

McIntosh v. Irwin Home Equity Corporation

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in a class action lawsuit filed in the United States District Court in Massachusetts in July 2001. The case involves loans purchased by Irwin Union Bank and Trust Company from an unaffiliated third-party originator. The plaintiffs allege a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high-rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint seeks rescission of the loans and other damages.

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

Stamper v. A Home of Your Own

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. The Maryland Court of Appeals agreed to hear Irwin Mortgage’s appeal, and oral argument is scheduled for November 4, 2004. We have reserved for this case based upon the advice of our legal counsel.

Silke v. Irwin Mortgage Corporation

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs seek to certify a class consisting of similarly situated borrowers. In August 2004, the plaintiffs amended their complaint to remove the allegations that Irwin Mortgage charged excess fees. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Cohens v. Inland Mortgage Corporation

     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until December 10, 2004. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in Hobson v. Irwin Union Bank and Trust Company, an action filed on July 30, 2004 in the United States District Court for the Northern District of Alabama in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community). As amended on August 30, 2004, the complaint, seeks certification of both a plaintiffs’ and a defendants’ class and alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Residential Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO).

     The plaintiffs claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs allege that Irwin was aware of Community’s alleged arrangement when Irwin purchased the loans. Plaintiffs also allege illegal kickbacks and fee splitting and Irwin’s participation in a RICO enterprise and conspiracy related to the loans. Because Irwin bought the loans from Community, the plaintiffs are alleging that Irwin has assignee liability under HOEPA.

     The putative plaintiff class in Hobson excludes borrower plaintiffs who are members of a class certified in another case – a class action in Pennsylvania federal court that is a consolidation of cases filed against Community, Residential Funding Corporation (a subsidiary of GMAC), and Guaranty National Bank of Tallahassee, with allegations similar to those in Hobson.

     If the Hobson plaintiffs are successful in establishing a class and prevailing at trial, possible damages could include TILA remedies, such as rescission, actual damages, statutory damages not to exceed the lesser of $500,000 or 1% of the net worth of the creditor, and attorneys’ fees and costs. Possible HOEPA remedies include the refunding of all closing costs, finance charges and fees paid by the borrower. RESPA remedies could include treble damages for each service for which there was an unearned fee, kickback or overvalued service. RICO remedies could include treble plaintiffs’ actually proved damages. Under TILA, HOEPA, RESPA and RICO, statutory remedies include recovery of attorneys’ fees and costs. In addition, plaintiffs are seeking unspecified punitive damages. Under the loan purchase agreement between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and indemnification from Community for these claims. On October 12, 2004, we filed a motion to dismiss the claims as untimely filed and substantively defective.

     Irwin Union Bank and Trust Company is also a defendant, along with Community, in two individual actions filed on June 9, 2004 in the Circuit Court of Frederick County, Maryland, involving mortgage loans Irwin Union Bank purchased from Community. On July 16, 2004, both of these suits were removed to the United States District Court for the District of Maryland. The complaints allege that the plaintiffs did not receive disclosures required under HOEPA and TILA. The lawsuits also allege violations of Maryland law because the plaintiffs were allegedly charged or contracted for a prepayment penalty fee. Irwin believes the plaintiffs received the required disclosures and that Community, a Virginia-chartered bank, was permitted to charge prepayment fees to Maryland borrowers. Under the loan purchase agreements between Irwin and Community, Irwin has the right to seek indemnification from Community for the claims in these lawsuits.

     On September 17, 2004, Irwin made demand for indemnification and a defense as to all three lawsuits. Community denied this request as premature. We have established a reserve for the Community litigation based upon the advice of legal counsel.

Litigation Related to NorVergence, Inc.

     Irwin Business Finance, our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Irwin’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Irwin and other lenders, NorVergence filed for protection in the United States Bankruptcy Court and is currently in dissolution. The sudden failure of NorVergence left many of its customers without telecommunications services and angry with representations they claim were made by NorVergence that remain unfulfilled.

     Complaints by former NorVergence customers have led to investigations by the Attorneys General of several states and the filing of a number of lawsuits. Irwin Business Finance has been named as a defendant in several lawsuits connected with NorVergence. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and was amended to include Irwin Business Finance and others on September 1, 2004. The Exquisite Caterers plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections.

     Irwin Business Finance is also a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Irwin Business Finance.) The suit involves more than one thousand plaintiffs and alleges fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also allege unjust enrichment and conversion and seek rescission of the leases plus punitive and other damages.

     Irwin Business Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs allege that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the FTC Holder Rule and the Florida Deceptive and Unfair Trade Practices Act, and breach of contract and warranties. Plaintiffs seek, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs.

     In addition, Irwin Business Finance has been named in several individual lawsuits involving equipment and services leased from NorVergence, where the lease was assigned to Irwin Business Finance. The suits allege fraud and nonfunctional equipment and services. The plaintiffs request rescission, restitution and/or reformation of the leases and/or a declaration of unenforceability. These suits were filed in the following jurisdictions: two actions in the District Court of Dallas County, Texas (July 2004 and October 2004); one action in the Superior Court of California, County of San Diego (August 2004); and one in the Superior Court of Massachusetts (September 2004).

     In connection with investigations by various state Attorneys General, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.). The complaint alleges that the agreements assigned by NorVergence to the lenders are unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit seeks to prohibit collection activities by the lenders and asks for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties.

     We are unable to form a reasonable estimate of potential loss, if any, that Irwin Business Finance could suffer. We have established reserves we believe are appropriate in connection with credit risk on NorVergence-related leases, but have not established additional reserves in connection with NorVergence-related litigation.

     We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that is incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under SFAS 5, based in part upon the advice of legal counsel.

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

     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing and operating cost fluctuations in response to product demand;

•	the valuation and management of our servicing and derivative portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates and basis risk, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our assets;

•	unanticipated deterioration in the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business; and

•	governmental changes in monetary or fiscal policies.

     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission.

Consolidated Overview

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (millions)	$17.2	$31.1	$55.5	$56.1
Basic earnings per share	0.61	1.11	1.96	2.01
Diluted earnings per share	0.57	1.03	1.84	1.89
Return on average equity	14.1%	30.4%	15.9%	19.6%
Return on average assets	1.2	2.2	1.4	1.4

     We recorded net income of $17.2 million for the three months ended September 30, 2004, down 45% from net income of $31.1 million for the three months ended September 30, 2003. Net income per share (diluted) was $0.57 for the quarter ended September 30, 2004, down 45% from $1.03 per share for the third quarter of 2003. Return on equity was 14.1% for the three months ended September 30, 2004 and 30.4% for the same period in 2003.

     For the year to date, we recorded net income of $55.5 million or $1.84 per diluted share. This represents decreases of 1% and 3%, respectively, compared to the same period in 2003. Return on equity for the nine-month period ended September 30, 2004 was 15.9% compared with 19.6% during the same period a year earlier.

Consolidated Income Statement Analysis

Net Interest Income

     Net interest income for the nine months ended September 30, 2004 totaled $189.1 million, down 11% from the 2003 net interest income of $212.0 million for the same period. Year to date net interest margin as of September 30, 2004 was 5.55% compared to 5.99% for the same period in 2003. The decline in margin from 2003 to 2004 was primarily due to the lower interest rate environment in 2004 relative to 2003 that caused yields on variable rate loans to decline at a more rapid pace than underlying funding sources, some of which (e.g., mortgage escrow deposits) have rates close to zero in any interest rate environment and, therefore, cannot reduce in a declining rate environment. In addition, the average balance on our high-yielding residual interests declined 39% in the first nine months of 2004 compared to the same period in 2003 as a result of unrealized trading losses (reflecting valuation impairment). The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	Nine Months Ended September 30,
	2004			2003
	Average		Annualized	Average		Annualized
	Balance	Interest	Yield/Rate	Balance	Interest	Yield/Rate
	(Dollars in thousands)
Assets:
Interest-earning assets:
Interest bearing deposits with banks	$88,208	$477	0.72%	$70,927	$400	0.75%
Federal funds sold	10,962	82	1.00%	26,697	119	0.60%
Residual interests	71,684	9,893	18.43%	118,424	17,100	19.31%
Investment securities	82,777	3,256	5.25%	65,855	2,734	5.55%
Mortgage loans held for sale	1,033,421	59,397	7.68%	1,366,826	86,800	8.49%
Loans and leases, net of unearned income (1)	3,268,099	181,759	7.43%	3,082,603	179,460	7.78%

Total interest earning assets	4,555,151	$254,864	7.47%	4,731,332	$286,613	8.10%
Noninterest-earning assets:
Cash and due from banks	102,033			106,205
Premises and equipment, net	31,279			32,408
Other assets	582,250			405,184
Less allowance for loan and lease losses	(58,913)			(55,066)

Total assets	$5,211,800			$5,220,063

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$298,014	$2,722	1.22%	$162,789	$632	0.52%
Money market savings	1,048,544	10,262	1.31%	840,509	8,290	1.32%
Regular savings	61,407	663	1.44%	63,384	976	2.06%
Time deposits	922,773	17,885	2.59%	1,009,339	22,781	3.02%
Short-term borrowings	333,143	6,611	2.65%	635,265	12,053	2.54%
Collateralized debt	502,610	10,501	2.79%	585,861	11,569	2.64%
Other long-term debt	270,180	17,101	8.45%	30,066	1,745	7.76%
Preferred securities distributions(2)	—	—	—	232,983	16,581	9.52%

Total interest bearing liabilities	$3,436,671	$65,745	2.56%	3,560,196	$74,627	2.80%
Noninterest-bearing liabilities:
Demand deposits	997,100			1,089,719
Other liabilities	311,964			187,695
Shareholders’ equity	466,065			382,453

Total liabilities and shareholders’ equity	$5,211,800			$5,220,063

Net interest income		$189,119			$211,986

Net interest income to average interest earning assets			5.55%			5.99%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

(2)	Reclassed to other long-term debt in 2004

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended September 30, 2004 was $1.9 million, compared to $14.8 million for the same period in 2003. Year to date, the provision for 2004 was $11.8 million, compared to $37.7 million in 2003. More information on this subject is contained in the section on “credit risk.”

Noninterest Income

     Noninterest income during the three months ended September 30, 2004 totaled $67.9 million, compared to $104.7 million for the same period of 2003. Noninterest income of $226.4 million was recorded for the nine months ended September 30, 2004 and $231.0 million for the same period in 2003. The quarterly decrease in 2004 versus 2003 was primarily a result of a $41.4 million decrease in gains on sale of loans at the mortgage banking line of business.

Noninterest Expense

     Noninterest expenses for the three and nine months ended September 30, 2004 totaled $102.5 million and $310.7 million, respectively, compared to $114.4 million and $313.7 million for the same periods in 2003. The decrease in consolidated noninterest expense in 2004 is primarily related to lower personnel costs associated with our decreased production at the mortgage banking line of business. This decline was partially offset by higher personnel costs at the home equity line of business in connection with their improved performance in 2004.

Consolidated Balance Sheet Analysis

     Total assets increased to $5.4 billion at September 30, 2004 compared to $5.0 billion at December 31, 2003. The majority of the increase relates to the loan portfolios at the commercial banking and commercial finance lines of business. Average assets year to date for 2004 were $5.2 billion, relatively unchanged from the average assets for 2003.

Loans Held For Sale

     Loans held for sale totaled $1.0 billion at September 30, 2004, an increase from a balance of $0.9 billion at December 31, 2003. The increase occurred primarily at our home equity lending line of business where loans held for sale increased from $0.2 billion at December 31, 2003 to $0.3 billion at September 30, 2004.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States. Equipment loans and leases are also originated in Canada by our commercial finance line of business. At September 30, 2004, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. The majority of the remaining portfolio consists of residential mortgage loans (1-4 family dwellings) and mortgage loans on commercial property. Loans by major category for the periods presented were as follows:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Commercial, financial and agricultural	$1,614,983	$1,503,619
Real estate-construction	325,330	306,669
Real estate-mortgage	870,374	859,541
Consumer	30,979	27,370
Direct financing leases
Domestic	447,737	364,413
Canadian	242,572	207,355
Unearned income
Domestic	(98,347)	(78,875)
Canadian	(31,985)	(29,038)

Total loans and leases, net of unearned income	$3,401,643	$3,161,054

Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Balance at beginning of period	$64,285	$50,936
Provision for loan and lease losses	11,838	47,583
Charge-offs	(21,040)	(37,312)
Recoveries	3,951	3,420
Reduction due to reclassification of loans to loans held for sale	(10,808)	(690)
Other	(430)	348

Balance at end of period	$47,796	$64,285

     The 2004 provision and allowance for loan and lease losses reflects transactions related to the transfer and sale or pending sale of portfolio loans associated with two portfolio sales at our home equity lending line of business. We transferred $355 million in loans to loans held for sale when the decisions were made to sell these portfolio loans. These loans had an associated allowance of $20.6 million. The loans were transferred with an allowance of $10.8 million to reduce their carrying value to fair market value. After the transfers, the remaining $9.8 million of excess allowance was reversed through the provision for loan and lease losses.

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
U.S. Treasury and government obligations	$25,166	$20,994
Obligations of states and political subdivisions	5,859	3,960
Mortgage-backed securities	9,821	2,039
Federal Reserve stock, Federal Home Loan Bank stock and other	66,822	65,532

Total	$107,668	$92,525

Deposits

     Total deposits as of September 30, 2004 averaged $3.3 billion compared to deposits at December 31, 2003 that averaged $3.1 billion for the year. Demand deposits averaged $1.0 billion during both periods. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. Year to date 2004, these escrow accounts averaged $739.9 million compared to an average of $826.2 million for the year 2003. The decrease in average escrow balances in 2004 relates to the decline in production and refinancing activity at the mortgage banking line of business. More than offsetting this decrease was an increase in core deposits. Core deposits, which exclude jumbo and brokered CDs and public funds, increased to $2.2 billion at September 30, 2004 compared to $1.8 billion at December 31, 2003.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2004, institutional broker-sourced deposits totaled $338.0 million, relatively unchanged compared to a balance of $339.4 million at December 31, 2003.

Short-Term Borrowings

     Short-term borrowings decreased to $132.7 million at September 30, 2004, compared to $429.8 million at December 31, 2003. The decrease in short-term borrowings at the end of the third quarter relative to year-end relates primarily to a secured financing transaction completed during the third quarter at the home equity lending line of business totaling $0.4 billion. The debt related to the loans is now classified as collateralized debt versus short-term borrowings.

     Federal Home Loan Bank borrowings averaged $198.8 million during the nine months ended September 30, 2004, with an average rate of 1.48%. The ending balance was $1.4 million at an interest rate of 1.85%. The maximum outstanding during any month end during 2004 was $536.3 million. At December 31, 2003, Federal Home Loan Bank borrowings averaged $317.2 million, with an average rate of 1.46%. The ending balance was $286.0 million at an interest rate of 1.34%. The maximum outstanding at any month end during 2003 was $977.0 million.

Collateralized and Other Long-Term Debt

     Collateralized borrowings totaled $667.8 million at September 30, 2004, compared to $590.1 million at December 31, 2003. The bulk of these borrowings have resulted from securitization structures that result in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases. The increased debt relates to a $0.4 billion new secured financing transaction completed during the third quarter. This was partially offset by the sale of portfolio loans at the home equity lending line of business during the second quarter and on-going run-off of the underlying loan portfolio. These transactions are discussed in more detail in the Home Equity Lending section of this document.

     Other long-term debt totaled $270.2 million at September 30, 2004, unchanged from December 31, 2003. We had obligations represented by subordinated debentures at September 30, 2004 totaling $240.1 million with our wholly owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2004. In accordance with FIN 46, at the end of 2003 we began deconsolidating the wholly owned trusts that issued the trust preferred securities. As a result, these securities no longer are consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”

Capital

     Shareholders’ equity averaged $466.1 million year to date during 2004, up 18% compared to the average for the year 2003. Shareholders’ equity balance of $486.3 million at September 30, 2004 represented $17.16 per common share, compared to $15.36 per common share at December 31, 2003. We paid $2.3 million and $6.8 million in dividends for the three and nine months ended September 30, 2004, respectively, reflecting an increase of $0.01 per share compared to a year ago.

     The following table sets forth our regulatory capital and capital ratios at the dates indicated:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Tier 1 capital	$621,127	$556,793
Tier 2 capital	150,802	183,738

Total risk-based capital	$771,929	$740,531

Risk-weighted assets	$5,286,719	$4,917,622
Risk-based ratios:
Tier 1 capital	11.8%	11.4%
Total capital	14.6	15.1
Tier 1 leverage ratio	11.2	11.2
Ending shareholders’ equity to assets	9.0	8.7
Average shareholders’ equity to assets	9.0	7.6

     At September 30, 2004, our total risk-adjusted capital ratio was 14.6% exceeding the 10.0% required to be considered “well-capitalized” by our state and federal banking regulators and our internal minimum target of 11.0%. At December 31, 2003, our total risk-adjusted capital ratio was 15.1%. Our ending equity to assets ratio at September 30, 2004 was 9.0% up from December 31, 2003 ratio of 8.7%. Our Tier 1 capital totaled $621.1 million as of September 30, 2004, or 11.8% of risk-weighted assets.

     Cash Flow Analysis

     Our cash and cash equivalents increased $77.2 million year to date during 2004, compared to $5.5 million during the same period in 2003. Cash flows from operating activities resulted in a use of $30.3 million in cash and cash equivalents in the nine months ended September 30, 2004 compared to the same period in 2003 when our operations generated $461.7 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we had year to date in 2004, operating cash flows will decrease reflecting our investment in cash generating assets. During this same period in 2003, our loans held for sale increased $87.5 million, thus increasing the cash used by operating activities.

     Earnings Outlook

     We do not provide quantitative earnings guidance as we do not believe it to be in the best interest of our stakeholders. However, as discussed before, our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets and balancing the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner. We continue to expect a higher proportion of 2004 and 2005 earnings to come from our commercial banking, home equity lending and commercial finance lines of business than was the case in 2003. We expect segment growth and earnings to be more in line with the long-term trends we have seen at Irwin Financial, rather than the disproportionate contribution provided by mortgage originations during 2002 and 2003. Currently, market conditions for our mortgage banking segment are very difficult. Origination margins are significantly below our long-term expectations and we are not seeing increases in the value of our servicing portfolio as we would typically expect when mortgage origination revenues are declining. In addition, we are subject to basis risk in the management of our servicing portfolio as discussed below. Currently, the basis risk is moving in a manner opposite to historic patterns, negatively affecting fourth quarter management of these assets. As a result, we expect our revenues and thus net income, will be lower in the fourth quarter of 2004 than in the third and our net income for the year to be below the results we produced in 2003. However, we believe we are in a transitory period for mortgage banking and, in light of the good growth we have had in our credit portfolios in 2004, we expect net income in 2005 to return to levels commensurate with our historic performance. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Over periods of normal economic cycles we strive to meet or exceed our long-term targets of double-digit growth in earnings per share and a return on equity above our cost of capital.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities. For example, the valuation of our mortgage servicing portfolio is impacted by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until subsequent quarters — can be low. In addition, accounting principles generally accepted in the U.S. (GAAP) impose a lower-of-cost-or-market valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct hedges with the desired GAAP accounting outcome, although the economic balance may still exist. Finally, while basis risk exhibits stability over time, over short periods of time there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and other times, it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods. We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses and interest rate changes, but ultimately, we need to make estimates based on imperfect knowledge of future events, which may cause actual results to differ materially from our expectations. For example, if the pace of economic recovery in the U.S. is slower in 2004 and 2005 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates.

Earnings by Line of Business

     Irwin Financial Corporation is composed of five principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated. Details for each line of business follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$4,051	$25,035	$19,298	$67,916
Commercial Banking	5,517	5,973	16,704	17,064
Home Equity Lending	8,259	2,617	23,790	(21,311)
Commercial Finance	1,111	46	2,135	(215)
Venture Capital	29	65	(132)	(1,399)
Other (including consolidating entries)	(1,773)	(2,618)	(6,316)	(5,933)

	$17,194	$31,118	$55,479	$56,122

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$10,202	$24,326	$30,646	$61,294
Recovery of (provision for) loan loss	67	(191)	457	(221)
Other income	49,653	90,758	163,366	260,566

Total net revenue	59,922	114,893	194,469	321,639
Operating expense	(52,908)	(74,210)	(162,094)	(211,296)

Income before taxes	7,014	40,683	32,375	110,343
Income taxes	(2,963)	(15,648)	(13,077)	(42,427)

Net income	$4,051	$25,035	$19,298	$67,916

Selected Operating Data:
Mortgage loan originations	$2,973,889	$7,049,363	$9,632,196	$19,764,326
Servicing sold as a % of originations	57.6%	6.5%	58.2%	5.2%

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,275,251	$1,258,641
Mortgage loans held for sale	670,361	679,360
Mortgage servicing assets	345,185	348,174
Short-term borrowing	104,350	214,877
Shareholder’s equity	128,288	122,671
Selected Operating Data:
Servicing portfolio
Balance at end of period	$28,531,292	$29,640,122
Weighted average coupon rate	5.70%	5.83%
Weighted average servicing fee	0.34	0.33

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), we are able to remove substantially all of the credit risk associated with these loans from our balance sheet. While we securitize and sell mortgage loans to institutional and private investors, we may choose to retain the servicing rights. Loan origination demand and servicing values normally react in opposite directions to changes in interest rates, as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing values assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream.

     Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending. The retail channel originates loans through retail branches and identifies potential borrowers mainly through relationships maintained with housing intermediaries, such as realtors, homebuilders and brokers. Our wholesale and correspondent divisions purchase loans from third party sources. The wholesale division purchases primarily from mortgage loan brokers and issues loan proceeds directly to the borrower. The correspondent lending division purchases closed mortgage loans primarily from small mortgage banks and retail banks. We fund our mortgage loan originations using internal funding sources and through credit facilities provided by third parties. Generally within a 30-day period after funding, we sell our mortgage loan originations into the secondary mortgage market either by direct loan sales or by securitization. Our secondary market sources include government-sponsored mortgage entities, nationally sponsored mortgage conduits, and institutional and private investors.

     As mentioned, we believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles — due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset, with no accounting equivalent for the production franchise — causing greater volatility in short-term results than is apparent in longer-term measurements such as annual income. We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). As interest rates have fluctuated in 2004, we have chosen to sell the servicing asset associated with a relatively higher percentage of our current originations due to the changed interest rate risk and expected total return profile of owning servicing on loans with current interest rates as well as to mitigate the growth of servicing assets as a percentage of our consolidated balance sheet, as opposed to our actions over the past several years to add to the portfolio as rates reached historic lows.

Net Income

     Net income from mortgage banking for the three months ended September 30, 2004 was $4.1 million, compared to $25.0 million for the same period in 2003, a decrease of 84%. This net income decrease in 2004 primarily relates to a decline in mortgage originations and compressed margins as a result of an increasing interest rate environment that began in the latter half of 2003.

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Total originations	$2,973,889	$7,049,363	$9,632,196	$19,764,326
Percent retail loans	20%	25%	21%	26%
Percent wholesale loans	31	38	35	43
Percent correspondent	36	34	33	28
Percent brokered (1)	13	3	11	3
Percent refinances	40	73	52	73

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

     Mortgage loan originations for the three months ended September 30, 2004 totaled $3.0 billion, down 58% from the same period in 2003. For the year, originations totaled $9.6 billion, down 51% from 2003. Refinanced loans accounted for 40% of loan production for the third quarter of 2004 and 52% year to date compared to 73% for both periods in 2003. The decreased originations and refinances as a percent of production in 2004 are a result of the change in the interest rate environment.

Net Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$10,202	$24,326	$30,646	$61,294
Recovery of (provision for) loan losses	67	(191)	457	(221)
Gain on sales of loans	39,351	80,775	117,003	283,514
Servicing fees	26,356	22,008	77,937	57,921
Amortization expense	(22,773)	(29,291)	(74,281)	(89,760)
Recovery (impairment) of servicing assets	(17,662)	41,838	5,474	(779)
Gain (loss) on derivatives	22,520	(27,613)	23,064	1,635
Gain on sales of servicing assets	440	7	8,857	7
Other income	1,421	3,034	5,312	8,028

Total net revenue	$59,922	$114,893	$194,469	$321,639

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the third quarter in 2004 totaled $10.2 million compared to $24.3 million for the third quarter in 2003. Net interest income year to date decreased 50% to $30.6 million. The decrease in net interest income in 2004 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter and for the year.

     Gain on sale of loans includes net revenues from three principal sources:

•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees, both of which are recognized when loans are pooled and sold into the secondary mortgage market; and,

•	changes in fair value of forward contracts and interest rate lock commitments.

Gain on sale of loans for the three months ended September 30, 2004 totaled $39.4 million, compared to $80.8 million for the same period in 2003, a decline of 51%. Gain on sale of loans for the nine months ended September 30, 2004 totaled $117.0 million, compared to $283.5 million for the same period in 2003, a decrease of 59%. This decrease is attributable to decreased originations and reduced secondary market margins as a result of the increasing interest rate environment that began in the latter half of 2003.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $26.4 million and $77.9 million for the three and nine months ended September 30, 2004, an increase of 20% and 35% from the same periods in 2003, primarily reflecting the growth in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $22.8 million for the three months ended September 30, 2004, compared to $29.3 million during the third quarter of 2003. Year-to-date amortization expense totaled $74.3 million and $89.8 million for 2004 and 2003, respectively. The decrease in amortization expense in 2004 relates in part to an other-than-temporary impairment adjustment of $7.0 million taken in the first quarter of 2004 and $38.5 million taken in the fourth quarter of 2003 to reflect our view that the originally recorded value of certain servicing rights, net of amortization, and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the adjustment has resulted in a reduction of amortization expense. Amortization expense year to date in 2004 has also decreased as a result of an increase in the expected servicing life and cash flows caused by higher interest rates.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at September 30, 2004, through the use of independent valuations, valuation comparisons to actual servicing sale proceeds, and internal models. Impairment expense totaled $17.7 million and recovery totaled $5.5 million for three and nine months ended September 30, 2004, compared to a recovery of $41.8 million and expense of $0.8 million during the same periods of 2003. The impairment expense in the third quarter of 2004 was a result of higher actual and expected prepayments due to decreasing interest rates during the quarter. To mitigate against the income effect of impairment of the portfolio, we purchase financial instruments designed to change in value in a manner opposite from the servicing asset. These instruments produced a gain of $22.5 million and $23.1 million for us in the third quarter and year to date 2004 compared to a loss of $27.6 million and a gain of $1.6 million in the same periods in 2003. As a result, impairment, net of derivative gains/losses, was a positive $4.9 million and $28.5 million during the three- and nine-month periods ended September 30, 2004, compared to $14.2 million and $0.9 million during the same periods in 2003. The third quarter 2004 net gain of $4.9 million was achieved despite interest rates declining during the quarter, meaning that derivatives gains outpaced impairment losses. A key factor was the basis risk that exists between the mortgage servicing assets and the related derivatives contracts. This basis risk affected earnings positively this quarter, but has been a negative factor in other quarters.

     At September 30, 2004, the mortgage line of business held $5.0 billion notional amount of interest rate swaptions to manage the risk associated with our servicing assets. Notional amounts do not represent the amount at risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 58% of loan originations during the three and nine months ended September 30, 2004, compared to 6% and 5% for the three and nine months ended September 30, 2003. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $37 million of bulk servicing during the third quarter and $2.0 billion year to date in 2004, generating a $0.4 million and $8.9 million pre-tax gain, respectively. There were no bulk sales during these periods in 2003. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this year to manage the size and composition of our investment in mortgage servicing assets.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and employee benefits	$19,848	$21,445	$59,847	$60,176
Incentive and commission pay	11,110	23,794	32,293	70,882
Other expenses	21,950	28,971	69,954	80,238

Total operating expenses	$52,908	$74,210	$162,094	$211,296

Number of employees at period end (1)			1,871	2,307

(1)	On a full time equivalent basis

     Operating expenses for the three and nine months ended September 30, 2004 totaled $52.9 million and $162.1 million, a 29% and 23% decrease over the same periods in 2003. These decreases in operating expenses reflect significant decreases in production activities in 2004 versus 2003. However, the relative decreases in operating expenses is less than the relative decreases in production due to the fixed and semi-variable nature of certain operating expenses and the impact of investments in various process improvement initiatives.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2004	2003
	(Portfolio in billions)
Beginning servicing portfolio	$29.6	$16.8
Mortgage loan closings	8.6	21.9
Sales of servicing rights	(4.5)	(0.6)
Run-off(1)	(5.2)	(8.5)

Ending servicing portfolio	$28.5	$29.6

Number of loans (end of period)	222,261	229,983
Average loan size	$128,368	$128,880
Weighted average coupon rate	5.70%	5.83%
Percent Government National Mortgage Association (GNMA) and state housing programs	27	26
Percent conventional and other	73	74
Delinquency ratio	4.0	4.6
Mortgage servicing assets to related servicing portfolio(2)	1.20	1.19

(1)  Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(2)  For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets, and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At September 30, 2004, we estimated the fair value of these assets to be $352.3 million in the aggregate, or $7.1 million greater than the carrying value on the balance sheet. The difference between carrying value and market value is the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2003, we estimated the fair value of these assets to be $358.9 million in the aggregate, or $10.7 million greater than the carrying value on the balance sheet.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Selected Income Statement Data:
Interest income	$33,245	$28,359	$91,237	$84,146
Interest expense	(9,878)	(8,243)	(26,133)	(25,564)

Net interest income	23,367	20,116	65,104	58,582
Provision for loan and lease losses	(607)	(1,500)	(2,557)	(4,413)
Other income	3,889	5,744	13,726	16,517

Total net revenue	26,649	24,360	76,273	70,686
Operating expense	(17,413)	(14,316)	(48,361)	(42,187)

Income before taxes	9,236	10,044	27,912	28,499
Income taxes	(3,719)	(4,071)	(11,208)	(11,435)

Net income	$5,517	$5,973	$16,704	$17,064

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$2,611,473	$2,203,965
Securities and short-term investments[1]	358,109	107,668
Loans and leases	2,159,976	1,988,633
Allowance for loan and lease losses	(22,045)	(22,055)
Deposits	2,410,275	1,964,274
Shareholder’s equity	139,436	162,050
Year to Date Daily Averages
Assets	$2,416,025	$2,119,944
Securities and short-term investments	276,411	131,137
Loans and leases	2,056,997	1,914,608
Allowance for loan and lease losses	(22,319)	(21,895)
Deposits	2,193,693	1,894,406
Shareholder’s equity	150,259	147,886
Shareholder’s equity to assets	6.22%	6.98%

(1)  Includes $293 million of inter-company investments, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds have been redeployed in earning assets at our other lines of business. Earnings credited to the commercial banking line of business from these investments approximate alternative external investment rates.

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. Earlier in the year, Irwin Union Bank, F.S.B. sold two of its branches – Las Vegas, Nevada, and Salt Lake City, Utah – to Irwin Union Bank and Trust. On June 3, 2004, we established a new branch of Irwin Union Bank, F.S.B. in Brookfield, Wisconsin (near Milwaukee). In October 2004, we submitted an application to the Office of Thrift Supervision to establish a branch of Irwin Union Bank, F.S.B. in Sacramento, California.

Net Income

     Commercial banking net income of $5.5 million during the third quarter of 2004 was slightly less than $6.0 million for the same period in 2003. Year-to-date net income totaled $16.7 million in 2004 compared to net income of $17.1 million in 2003.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net interest income	$23,367	$20,116	$65,104	$58,582
Average interest earning assets	2,482,449	2,086,725	2,334,660	2,006,601
Net interest margin	3.74%	3.82%	3.72%	3.90%

     Net interest income was $23.4 million for the third quarter of 2004, an increase of 16% over third quarter of 2003. Net interest income year to date in 2004 also improved 11% over the same period in 2003. The 2004 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin, the ratio of net interest income divided by average interest earning assets, for the three months ended September 30, 2004 was 3.74%, compared to 3.82% for the same period in 2003. Year-to-date net interest margin for 2004 was 3.72%, compared to 3.90% for 2003. The reduction in 2004 margin is due to slower than anticipated loan growth, which has led to greater than planned excess liquidity invested in lower yielding assets.

Provision for Loan and Lease Losses

     Year to date provision for loan and lease losses declined to $2.6 million during 2004, compared to a provision of $4.4 million during the same period in 2003. The declining provision relates to a combination of improved overall credit quality, improving economic conditions and slower loan growth. See further discussion in the “Credit Quality” section below.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Trust fees	$438	$463	$1,433	$1,349
Service charges on deposit accounts	1,215	1,299	3,964	3,804
Insurance commissions, fees and premiums	482	446	1,568	1,589
Gain from sales of loans	616	2,454	2,323	7,127
Loan servicing fees	353	321	1,020	903
Amortization of servicing assets	(323)	(964)	(1,204)	(2,340)
Recovery (impairment) of servicing assets	(247)	326	341	394
Brokerage fees	299	336	1,148	883
Other	1,056	1,063	3,133	2,808

Total noninterest income	$3,889	$5,744	$13,726	$16,517

     Noninterest income during the three and nine months ended September 30, 2004 decreased 32% and 17% over the same periods in 2003, respectively. This decrease was due primarily to lower gains from sales of loans related to decreased mortgage production, partially offset by lower servicing asset amortization. The commercial banking line of business has a first mortgage servicing portfolio totaling $444.5 million at September 30, 2004, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at September 30, 2004 to be $3.6 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Salaries and employee benefits	$11,124	$8,498	$30,111	$26,139
Other expenses	6,289	5,818	18,250	16,048

Total operating expenses	$17,413	$14,316	$48,361	$42,187

Efficiency ratio	63.9%	55.4%	61.4%	56.2%
Number of employees at period end(1)			444	450

(1)	On a full time equivalent basis.

     Operating expenses for the three and nine months ended September 30, 2004 totaled $17.4 million and $48.4 million, an increase of 22% and 14% over the same periods in 2003, respectively. The increase in salaries and benefits is primarily attributable to higher incentive compensation driven by a higher return on equity at this line of business in 2004 and increased personnel costs related to new market expansion and support staff.

Balance Sheet

     Total assets year to date through September 30, 2004 averaged $2.4 billion compared to $2.1 billion for the year ended December 31, 2003. Year to date earning assets as of September 30, 2004 averaged $2.3 billion compared to $2.0 billion for the year 2003. The 2004 increase included commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. Average core deposits (deposits less jumbo and brokered certificates of deposits and public funds) for the third quarter of 2004 totaled $2.1 billion, an annualized increase of 8% over average core deposits in the second quarter 2004.

Credit Quality

     Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased at September 30, 2004, compared to December 31, 2003. The decline in nonperformings in 2004 was primarily the result of satisfactory management of delinquent loans and collections made to nonperforming relationships during the past nine months. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$19,691	$25,614
Other real estate owned	1,324	995

Total nonperforming assets	$21,015	$26,609

Nonperforming assets to total assets	0.80%	1.21%
Allowance for loan losses	$22,045	$22,055
Allowance for loan losses to total loans	1.02%	1.11%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Dollars in thousands)
Provision for loan losses	$607	$1,500	$2,557	$4,413
Net charge-offs	611	994	2,567	3,107
Annualized net charge-offs to average loans	0.11%	0.20%	0.17%	0.22%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$26,367	$26,655	$77,221	$81,289
Recovery (provision) for loan and lease losses	232	(10,728)	(4,961)	(23,578)
Other income	16,291	8,091	48,781	(29,383)

Total net revenue	42,890	24,018	121,041	28,328
Operating expense	(29,050)	(19,656)	(81,291)	(63,846)

Income (loss) before taxes	13,840	4,362	39,750	(35,518)
Income taxes	(5,581)	(1,745)	(15,960)	14,207

Net income (loss)	$8,259	$2,617	$23,790	$(21,311)

Selected Operating Data:
Loan volume:
Lines of credit	$172,724	$72,400	$402,361	$236,278
Loans	224,052	195,215	705,115	608,842
Net home equity charge-offs to average managed portfolio	1.42	4.22	2.56	4.13

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Home equity loans and lines of credit	$668,633	$692,637
Allowance for loan and lease losses	(13,179)	(29,251)
Home equity loans held for sale	300,171	202,627
Residual interests	68,584	70,519
Mortgage servicing assets	40,356	28,425
Short-term borrowings	343,188	368,640
Collateralized debt	530,722	460,535
Shareholders’ equity	148,203	128,555
Selected Operating Data at End of Period
Total managed portfolio balance	$1,395,721	$1,513,289
Delinquency ratio	4.6%	5.9%
Weighted average coupon rate:
Lines of credit	8.77%	10.21%
Loans	12.15	12.89

Overview

     Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide to certain qualified borrowers. We market our home equity products (generally using second mortgage liens) through a combination of direct mail, brokers, the Internet, and correspondent channels. We target creditworthy homeowners who are active credit users. Customers are underwritten using proprietary models based on several criteria, including the customers’ previous use of credit.

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer, the disposable income of the borrower, and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV, or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the nine-month period ended September 30, 2004, HLTV home equity loans constituted 46% of our loan originations versus 51% during the same period in 2003. HLTVs constituted 48% of our managed portfolio at September 30, 2004 compared to 64% at December 31, 2003. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. In accordance with regulatory guidance set forth in Supervision and Regulation Letter 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment reflects a risk weighting of 200 percent for certain HLTV assets (approximately $112 million at September 30, 2004 compared with $184 million at June 30) that are described in the guidance as “subprime.” The designation of certain loans as “subprime” and the additional capital requirement for those loans was a principal driver in our decision to respond to secondary market demand for seasoned home equity product and sell a portion of our portfolio (approximately $205 million) in the second quarter. This is also the principal reason we plan to sell existing loans (approximately $150 million) in the fourth quarter rather than selling exclusively from current production.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 80%, or $1.1 billion, of our home equity managed portfolio at September 30, 2004 have early repayment provisions, reflecting such customer choice.

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of September 30, 2004:

			Weighted
			Average
	Amount	% of Total	Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$157,902	11.31%	10.43%
Home equity lines of credit < = 100% CLTV	521,944	37.40	7.26

Total <= 100% CLTV	679,846	48.71	8.00
Home equity loans > 100% CLTV	402,836	28.86	13.34
Home equity lines of credit > 100% CLTV	249,372	17.87	11.49

Total > 100% CLTV	652,208	46.73	12.63
First mortgages	42,756	3.06	7.40
Other	20,911	1.50	13.91

Total	$1,395,721	100.00%	10.23%

Net Income

     Our home equity lending business recorded net income of $8.3 million during the three months ended September 30, 2004, compared to net income for the same period in 2003 of $2.6 million. Year to date income of $23.8 million was recorded through September 30, 2004, compared to a net loss of $21.3 million during the same period a year earlier. The most significant factor in the increased earnings during 2004 was improving credit quality that drove modest increases in the fair value of our residual interests recorded through “trading gains/losses,” instead of the significant write downs of these assets suffered in the first half of 2003.

Net Revenue

     Net revenue for the three and nine months ended September 30, 2004 totaled $42.9 million and $121.0 million, respectively, compared to net revenue for the same periods in 2003 of $24.0 million and $28.3 million, respectively. The increase in revenues is primarily a result of the change from trading losses to trading gains related to adjustments made in marking the residual interests to fair value in the respective periods, reflecting improved credit quality trends in the underlying loan portfolios represented by these residuals, and of the recognition of incentive servicing fees. Trading gains during the three and nine months ended September 30, 2004 totaled $4.3 million and $15.6 million, compared to trading losses of $1.4 million and $52.3 million during the same periods in 2003. Incentive servicing fee gains during the three and nine months ended September 30, 2004 totaled $2.3 million and $3.8 million, respectively, compared with no incentive servicing fee income during 2003.

     During the third quarter of 2004, our home equity lending business produced $396.8 million of home equity loans, compared to $267.6 million during the same period in 2003. Our home equity lending business had $969 million of net loans and loans held for sale at September 30, 2004, compared to $895 million at December 31, 2003. Included in the loan and loan held for sale balances at September 30, 2004 were $0.5 billion of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net interest income	$26,367	$26,655	$77,221	$81,289
Recovery of (provision for) loan losses	232	(10,728)	(4,961)	(23,578)
Gain on sales of loans	8,438	8,108	20,163	18,358
Loan servicing fees	7,482	6,001	20,968	15,832
Amortization of servicing assets	(4,975)	(3,808)	(13,927)	(10,013)
Recovery (impairment) of servicing assets	(449)	(499)	394	(1,581)
Trading gains (losses)	4,310	(1,376)	15,640	(52,296)
Other income	1,485	(335)	5,543	317

Total net revenue	$42,890	$24,018	$121,041	$28,328

     Net interest income decreased to $26.4 million for the three months ended September 30, 2004, compared to $26.7 million for the same period in 2003. Year-to-date net interest income for 2004 was $77.2 million, compared to $81.3 million for 2003. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $3.3 million and $9.9 million during the three and nine months ended September 30, 2004, versus $4.1 million and $17.1 million for the same periods in 2003. The reduced accretion relates to the reduction in our residual interests in 2004 compared to the prior year. The year to date increase in the non-accretion interest income from $64.2 million in 2003 to $67.3 million in 2004 is a result of the buildup of our on-balance sheet loan portfolio, which grew from $0.8 billion at September 30, 2003 to $1.0 billion at September 30, 2004.

     Year to date, the provision for loan losses decreased to $5.0 million in 2004, compared to $23.6 million in 2003. The decreased provision relates to improvements in the credit quality of the loan portfolio. In addition, we transferred $355 million in loans to loans held for sale when the decisions were made to sell these portfolio loans. These loans had an associated allowance of $20.6 million. The loans were transferred with an allowance of $10.8 million to reduce their carrying value to fair market value. After the transfers, the remaining $9.8 million of excess allowance was reversed through the provision for loan and lease losses.

     Gains on sales of loans for the three months ended September 30, 2004 totaled $8.4 million, compared to $8.1 million during the same period in 2003. The gain relative to the amount of loans sold was lower than we have seen in recent quarters due to product mix sold and the related loan yields. Gains on sales of loans for the nine months ended September 30, 2004 totaled $20.2 million, compared to $18.4 million during the same period in 2003.

     We do not record a residual interest as a result of whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These incentive servicing fee contracts are treated as derivatives and classified in other assets. At September 30, 2004, we recorded incentive fees for two transactions that had already met or were projected to meet these performance metrics within the next twelve months. Included in other income during nine months of 2004 was $3.8 million related to these incentive-servicing fees based upon actual and projected performance of the underlying pools of loans.

     Loan servicing fees totaled $7.5 million during the third quarter of 2004, compared to $6.0 million during the same period in 2003. Year to date, loan servicing fees totaled $21.0 million, compared to $15.8 million during the same period in 2003. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.2 billion and $1.7 billion at September 30, 2004 and 2003, respectively. The increase in loan servicing fees in 2004 relates to increased early repayment fees which totaled $10.1 million during the nine months ended September 30, 2004, compared to $5.8 million during the same period in 2003.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At September 30, 2004, net servicing assets totaled $40.4 million, compared to a balance of $28.4 million at December 31, 2003.

Servicing asset amortization and impairment expense totaled $13.5 million year to date during 2004, compared to $11.6 million for the same period in 2003. The increased expense relates to the increased size of the underlying servicing asset.

     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $4.3 million in the third quarter of 2004, compared to losses of $1.4 million for the same period in 2003. Year-to-date trading gains totaled $15.6 million for 2004, compared to losses of $52.3 million for the same period in 2003. Losses on the loans underlying the residual assets occurred at an annualized rate of 3.19% during the third quarter of 2004, as compared to our June 30, 2004 projection for the third quarter of 7.62%. As a result, cash flow received from the residual assets during the third quarter totaled $12.3 million compared to our previously modeled estimate of $8.0 million. Residual interests had a balance of $68.6 million at September 30, 2004 and $70.5 million at December 31, 2003. The decrease reflects a combination of runoff, performance-based valuation adjustments and the second quarter repurchase of $5.3 million of residuals we had sold between 1999 and 2001. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our reported earnings. The increased unrealized trading gains in 2004 principally reflect lower actual loss rates than those previously modeled. These lower loss rates reflect lower credit losses and higher recoveries. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations are adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and employee benefits	$18,627	$12,593	$52,618	$38,318
Other	10,423	7,063	28,673	25,528

Total operating expenses	$29,050	$19,656	$81,291	$63,846

Number of employees at period end (1)			681	663

(1)	On a full time equivalent basis.

     Operating expenses were $29.1 million and $81.3 million for the three and nine months ended September 30, 2004, compared to $19.7 million and $63.8 million for the same periods in 2003. Year to date, operating expenses in 2004 included $6.9 million of compensation expense related to minority ownership interests at the home equity lending line of business which are accounted for on a mark-to-market basis. During the same period in 2003, we had a reversal of approximately $37 thousand due to the decline in the value of the minority ownership interest during that period.

Home Equity Servicing

     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans treated as sales under generally accepted accounting principles. The total servicing portfolio was $2.8 billion at September 30, 2004 and $2.6 billion at December 31, 2003. For whole loans sold with servicing retained totaling $1.2 billion at September 30, 2004 and $1.0 billion at December 31, 2003, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at September 30, 2004 was $40.4 million up from $28.4 million at December 31, 2004 reflecting additional secondary market sales and financings.

     Our Managed Portfolio, representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.0 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.4 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “Owned Residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months.

     In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $1.1 billion of loans at September 30, 2004 and $0.8 billion at December 31, 2003 for which we have the opportunity to earn an incentive servicing fee. The following table sets forth certain information for each of these portfolios.

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,395,721	$1,513,289
30 days past due	4.59%	5.87%
90 days past due	1.78	2.43
Annualized QTD Net Chargeoff Rate	1.42	4.79
Unsold Loans
Total Loans (1)	$970,271	$897,227
30 days past due	1.87%	2.91%
90 days past due	0.72	1.25
Annualized QTD Net Chargeoff Rate	0.68	3.03
Loan Loss Reserve	$13,179	$29,251
Owned Residual
Total Loans	$425,450	$616,062
30 days past due	10.78%	10.18%
90 days past due	4.20	4.15
Annualized QTD Net Chargeoff Rate	3.19	7.13
Residual Undiscounted Losses	$25,447	$64,598
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$1,131,250	$849,264
30 days past due	2.38%	2.44%
90 days past due	0.91	0.72

(1)	Excludes deferred fees and costs.

     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, our servicing practices, and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 4.6% at September 30, 2004, and 5.9% at December 31, 2003.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,058	$5,685	$20,692	$15,890
Provision for loan and lease losses	(1,589)	(2,388)	(4,777)	(9,321)
Noninterest income	1,366	1,181	4,437	4,678

Total net revenue	6,835	4,478	20,352	11,247
Operating expense	(4,914)	(3,829)	(14,177)	(11,211)

Income before taxes	1,921	649	6,175	36
Income taxes	(810)	(603)	(4,040)	(251)

Net income (loss)	$1,111	$46	$2,135	$(215)

Selected Operating Data:
Net charge-offs	$1,958	$2,034	$4,303	$6,505
Net interest margin	5.25%	5.44%	5.53%	5.45%
Total funding of loans and leases	$90,966	$61,679	$251,204	$185,588

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$569,419	$474,915
Loans and leases	559,801	463,423
Allowance for loan and lease losses	(11,488)	(11,445)
Shareholders’ equity	50,123	44,255

Overview

     In our commercial finance line of business, we originate small-ticket equipment leases through established U.S. and Canadian relationships with vendors, manufacturers and third-party originators, and provide financing for U.S. franchisees of selected quick service and casual dining restaurant concepts. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the majority of our contracts are full payout loans with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems.

Net Income

     During the three months ended September 30, 2004, the commercial finance line of business recorded net income of $1.1 million, compared to approximately break even for the same period in the prior year. Year to date, the commercial finance line of business earned $2.1 million compared to a loss of $0.2 for the same period in the prior year. Year to date, pre-tax earnings increased to $6.2 million at September 30, 2004, compared to approximately break even on a pre-tax basis during the same period in 2003. The 2004 pre-tax improvement in earnings is attributable to portfolio growth, improvements in credit quality, and gains from the sale leases and whole loans without credit recourse. Year to date net income was negatively affected by a one-time income tax charge of $1.7 million during the first quarter reflecting the cumulative impact of tax liabilities acquired, but not recorded on the books of the company at the time of our purchase of our Canadian operations from a now bankrupt seller.

Net Interest Income

     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Net interest income	$7,058	$5,685	$20,692	$15,890
Average interest earning assets	536,882	414,882	504,290	389,849
Net interest margin	5.23%	5.44%	5.48%	5.45%

     Net interest income was $7.1 million for the quarter ended September 30, 2004, an increase of 24% over 2003. Year to date net interest income was $20.7 million, compared to $15.9 million in 2003. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $559.8 million at September 30, 2004, an increase of 21% over year-end 2003 and an increase of 32% over September 30, 2003. This line of business originated $91.0 million in loans and leases during the third quarter of 2004, compared to $61.7 million during the same period of 2003.

     Net interest margin for the third quarter of 2004 was 5.23%, compared to 5.44% in 2003 for the same period. The decrease in 2004 margin is due primarily to changes in yields and product mix.

Provision for Loan and Lease Losses

     The provision for loan and lease losses decreased to $1.6 million during the third quarter of 2004 down from $2.4 million during the same period in 2003. The provision for loan and lease losses decreased to $4.8 million year to date during 2004 compared to $9.3 million for the same period in 2003. The decreased provisioning levels relate primarily to improvements in credit quality in our lease portfolio. We did add $1.7 million in specific reserves to the allowance during 2004 related to a potential loss on lease receivables on product manufactured and supplied to customers by a single vendor.

Noninterest Income

     Noninterest income during the three months ended September 30, 2004 increased 16% over the same period in 2003. Year to date, noninterest income was $4.4 million, compared to $4.7 million during the same period of 2003. This year-to-date decrease was due primarily to interest rate derivative losses in our Canadian operation related to asset-liability mismatches in our funding of that operation. We had no derivative losses for this line of business during the same period in 2003.

Operating Expenses

     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Salaries and employee benefits	$3,646	$2,808	$10,486	$8,266
Other	1,268	1,021	3,691	2,945

Total operating expenses	$4,914	$3,829	$14,177	$11,211

Number of employees at period end (1)			156	131

(1)	On a full time equivalent basis.

     Operating expenses for the three and nine months ended September 30, 2004 totaled $4.9 million and $14.2 million, respectively, an increase of 28% and 26% over the same periods in 2003. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher originations and the achievement of pre-tax profitability.

Credit Quality

     The commercial finance line of business had nonperforming loans and leases at September 30, 2004 of $6.2 million compared to $4.1 million as of December 31, 2003. The bulk of this increase relates to a credit relationship with a single vendor as noted above in the discussion on provision for loan and leases losses. Net charge-offs recorded by this line of business totaled $1.9 million for the third quarter of 2004, compared to $2.0 million for the third quarter of 2003. Included in the third quarter amount was a $0.9 million charge-off related to a $4.3 million impaired loan that was sold during the quarter. Net charge-offs year to date were $4.3 million, improving from the $6.5 million net charge-offs recorded in the same period of 2003. Our allowance for loan and lease losses at September 30, 2004 totaled $11.5 million, representing 2.1% of loans and leases, compared to a balance at December 31, 2003 of $11.4 million, representing 2.5% of loans and leases.

     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Nonperforming loans	$6,208	$4,083
Allowance for loan losses	11,488	11,445
Allowance for loan losses to total loans	2.05%	2.47%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
For the Period Ended:	2004	2003	2004	2003
		(Dollars in thousands)
Provision for loan losses	$1,589	$2,388	$4,777	$9,321
Net charge-offs	1,958	2,034	4,303	6,505
Annualized net charge-offs to average loans	1.47%	1.97%	1.16%	2.25%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Domestic franchise loans	$211,447	$150,505
Weighted average yield	8.15%	8.45%
Delinquency ratio	0.46	0.45
Domestic leases	$137,766	$134,602
Weighted average yield	9.28%	9.54%
Delinquency ratio	1.15	1.32
Canadian leases (1)	$210,588	$178,316
Weighted average yield	9.63%	10.12%
Delinquency ratio	1.31	0.89

(1)	In U.S. dollars.

Venture Capital

     The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$(3)	$(2)	$(6)	$7
Mark-to-market adjustment on investments	—	—	(341)	(2,421)
Noninterest income	149	444	477	523

Total net revenues	146	442	130	(1,891)
Operating expense	(99)	(329)	(345)	(440)

Income (loss) before taxes	47	113	(215)	(2,331)
Income tax (expense) benefit	(18)	(48)	83	932

Net income (loss)	$29	$65	$(132)	$(1,399)

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Investment in portfolio companies (cost)	$14,717	$14,601
Mark-to-market adjustment	(11,418)	(11,077)

Carrying value of portfolio companies	$3,299	$3,524

Overview

     In our venture capital line of business, we have made minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in seven private companies as of September 30, 2004, with an aggregate investment cost of $14.7 million and a carrying value of $3.3 million representing our interest in three companies. We have reduced the scope of our venture investment activities over the past two years. In the future, if we do make additional investments, we anticipate it will be this reduced pace.

     During the three and nine months ended September 30, 2004, the venture capital line of business broke even and recorded a net loss of $0.1 million, respectively, compared to income of $0.1 million and a loss of $1.4 million for the same periods in 2003. The losses relate to valuation adjustments to reflect the company’s portfolio investments at market value.

Parent and Other

     Results at the parent company and other businesses totaled a loss of $1.8 million and $6.3 million for the three and nine months ended September 30, 2004, compared to a loss of $2.6 million and $5.9 million during the same periods in 2003. The losses at the parent company primarily relate to operating expenses in excess of management fees and direct cost allocations charged to the lines of business and interest income earned on intercompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $2.9 million year to date during 2004. We recognized a $1.7 million benefit with respect to this initiative during this period of 2003. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the nine month period ended September 30, 2004, we allocated $7.6 million of these expenses to our subsidiaries, compared to $10.4 million during the same period in 2003, reflecting reduced use of parent company-sourced capital funding for the subsidiaries.

     Each subsidiary pays taxes to us at the statutory rate, with the exception of our Canadian subsidiary that pays taxes in Canada. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.

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

     Net charge-offs for the three months ended September 30, 2004 were $4.5 million, or 0.5% of average loans, compared to $8.5 million, or 1.0% of average loans during the same period in 2003. Year-to-date net charge-offs were $17.1 million, compared to $24.3 million during the same period in 2003. The decrease in charge-offs is a result of improvements in credit quality associated with the steadily improving economy. At September 30, 2004, the allowance for loan and lease losses was 1.4% of outstanding loans and leases, down from 2.0% at December 31, 2003, reflecting improvements in the credit quality of our portfolios as described in more detail below.

     Total nonperforming loans and leases at September 30, 2004, were $35.1 million, compared to $44.4 million at December 31, 2003. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2004 were 1.0%, compared to 1.4% at December 31, 2003. The 2004 decrease occurred primarily at the home equity lending line of business where nonperforming loans decreased from $11.2 million at December 31, 2003 to $6.9 million at September 30, 2004. Nonperforming loans at the commercial banking line of business decreased to $19.7 million at September 30, 2004, compared to $26.6 million at the end of 2003. Nonperforming loan and leases at the commercial finance line of business increased from $4.1 million at December 31, 2003 to $6.2 million at September 30, 2004.

     Other real estate we owned totaled $6.1 million at September 30, 2004, down from $6.4 million at December 31, 2003. Total nonperforming assets at September 30, 2004 were $42.9 million, or 0.79% of total assets compared to nonperforming assets at December 31, 2003, of $52.5 million, or 1.1% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2004	2003
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$32	$4,172
Real estate mortgages	193	—
Consumer loans	88	226
Lease financing:
Domestic	65	159
Canadian	5	70

	383	4,627

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	18,792	20,447
Real estate mortgages	9,571	14,663
Consumer loans	170	769
Lease financing:
Domestic	4,723	1,916
Canadian	1,415	1,943

	34,671	39,738

Total nonperforming loans and leases	35,054	44,365

Other real estate owned:
Nonperforming loans held for sale not guaranteed	1,677	1,695
Other real estate owned	6,138	6,431

Total nonperforming assets	$42,869	$52,491

Nonperforming loans and leases to total loans and leases	1.0%	1.4%

Nonperforming assets to total assets	0.8%	1.1%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at September 30, 2004 and December 31, 2003 were held at our lines of business as follows:

	September 30,	December 31,
	2004	2003
	(In millions)
• Mortgage banking	$7.3	$6.8
• Commercial banking	21.0	26.6
• Home equity lending	8.3	15.0
• Commercial finance	6.2	4.1

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2004, the ratio of loans and loans held for sale to total deposits was 125%. We are comfortable with this relatively high level due to our position in mortgage loans held for sale ($1.0 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.7 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loans to deposit ratio at September 30, 2004 was 77%.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits exclude jumbo CDs, brokered CDs and public funds. Core deposits totaled $2.2 billion at September 30, 2004 compared to $1.8 billion at December 31, 2003.

     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At September 30, 2004, these deposit types totaled $1.9 billion, an increase of $0.6 billion from December 31, 2003. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model and share with our Asset Liability Committee the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.

     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of September 30, 2004, CDs issued directly to customers totaled $0.6 billion, unchanged from December 31, 2003. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at September 30, 2004, and had an average remaining life of 14 months, as compared to $0.3 billion outstanding with an 18 month average remaining life at December 31, 2003.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At September 30, 2004, these escrow balances totaled $0.7 billion, which was up $0.1 billion from December 31, 2003.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2004, there was only $1.0 million in outstanding FHLBI borrowings, a $0.3 billion decrease from December 31, 2003. We had sufficient collateral pledged to FHLBI at September 30, 2004 to borrow an additional $0.7 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At September 30, 2004, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $165 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $75 million committed borrowing facility

•	Warehouse line of credit to fund Canadian sourced small ticket leases: $49 million outstanding on a $50 million borrowing facility

     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At September 30, 2004, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $322 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: none unsettled on a $150 million facility

•	Investor warehouse sale facility: none unsettled

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

     Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:

•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation; and

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change.

     This strategy may, at times, result in variability in quarterly results that are not reflective of underlying trends for the Corporation.

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2004. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2004, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.

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

     Specifically, the volume of derivative contracts entered into to manage the risk of mortgage servicing rights (MSRs) fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of September 30, 2004, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

Economic Value Change Method

	Present Value at September 30, 2004
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets	$3,710,679	$3,672,049	$3,634,052	$3,596,728	$3,562,703
Loans held for sale	984,586	980,254	973,226	965,319	957,293
Mortgage servicing rights	196,056	251,839	400,843	539,330	605,300
Residual interests	78,951	75,729	70,968	66,492	62,348
Interest sensitive financial derivatives	23,679	35,230	19,528	2,801	5,598

Total interest sensitive assets	4,993,951	5,015,101	5,098,617	5,170,670	5,193,242
Interest Sensitive Liabilities
Deposits	(3,498,598)	(3,474,033)	(3,456,540)	(3,440,734)	(3,426,494)
Short-term borrowings (1)	(261,816)	(261,652)	(261,480)	(261,311)	(261,142)
Long-term debt	(812,874)	(805,525)	(791,479)	(776,006)	(760,790)

Total interest sensitive liabilities	(4,573,288)	(4,541,210)	(4,509,499)	(4,478,051)	(4,448,426)
Net market value as of September 30, 2004	$420,663	$473,891	$589,118	$692,619	$744,816

Change from current	$(168,455)	$(115,227)	$—	$103,501	$155,698

Net market value as of June 30, 2004	$502,435	$512,973	$610,428	$696,300	$729,752

Potential change	$(107,993)	$(97,455)	$—	$85,872	$119,324

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at September 30, 2004
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	971,357	971,357	971,357	963,450	955,424
Mortgage servicing rights	191,560	246,579	389,171	418,482	426,902
Residual interests	78,951	75,729	70,968	66,492	62,348
Interest sensitive financial derivatives	23,679	35,230	19,528	2,801	5,598

Total interest sensitive assets	1,265,547	1,328,895	1,451,024	1,451,225	1,450,272
Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of September 30, 2004	$1,265,547	$1,328,895	$1,451,024	$1,451,225	$1,450,272

Potential change	$(185,477)	$(122,129)	$—	$201	$(752)

Net market value as of June 30, 2004	$1,551,649	$1,564,401	$1,619,926	$1,614,726	$1,602,217

Potential change	$(68,277)	$(55,525)	$—	$(5,200)	$(17,709)

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

     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. As of May 2004, the enterprise-wide operational risk oversight function reports to the Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of our Board of Directors and chairs our Enterprise-Wide Risk Management Committee. We recently established an enterprise-wide compliance oversight function to devote increased attention and resources to banking regulatory compliance as we have grown more complex and as our home equity, commercial finance and mortgage banking businesses are now all being conducted under Irwin Union Bank and Trust Company. The compliance oversight function also reports to our Chief Risk Officer. We have developed Risk and Control Summaries (RACS) for our key business processes. Line of business and parent company managers use the RACS to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the RACS to assist in overseeing and assessing the adequacy of our internal and disclosure controls.

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

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at September 30, 2004 and December 31, 2003, respectively, were $587.5 million and $546.5 million. We had $32.0 million and $30.8 million in irrevocable standby letters of credit outstanding at September 30, 2004 and December 31, 2003, respectively.

Derivative Financial Instruments

     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as “Other assets” and “Other liabilities” and marked to market on the income statement. While we do not seek GAAP hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

     We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of September 30, 2004. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $0.1 million included in “derivative gains (losses)” during the nine month period ended September 30, 2004 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate funding source into a floating rate funding source. Additionally, on September 29, 2004, we entered into an interest rate swap that will meet the criteria for the application of SFAS 133 hedge treatment accounting. This swap has a notional amount (which does not represent the amount of risk) of $10 million to hedge a fixed rate certificate of deposit. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. A portion of the transactions hedging the closed mortgage loans qualifies for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.3 billion at September 30, 2004. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at September 30, 2004 was $1.3 million and the hedge ineffectiveness year to date was a loss of $2.1 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”

     We enter into commitments to originate loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. A year to date net decrease in fair value of these derivatives totaling $5.1 million was recorded in “Gain from sale of loans.” At September 30, 2004, we had a notional amount of rate lock commitments outstanding totaling $1.3 billion with a fair value of $2.0 million. Notional amounts do not represent the amount of risk.

     Our commercial finance line of business delivered fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of September 30, 2004, the notional value and year-to-date loss on the interest rate caps were $30.7 million and $40 thousand, respectively. As of September 30, 2004, the total notional amount and year-to-date loss on the Eurodollar futures were $120.0 million and $47 thousand, respectively.

•	Beginning in the fourth quarter of 2003, on several occasions we have delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of four amortizing CAD interest rate swaps have been executed, although Irwin is only a counterparty on three of the swaps. The fourth swap is between the commercial paper conduit and an outside party, but affects the conduit funding cost that is charged to Irwin. For the first of the three swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. For the second and third swaps, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date losses on these swaps at September 30, 2004 were $188.6 million and $0.5 million, respectively.

     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. Starting in the first quarter of 2004, to manage such mismatches we began entering into Eurodollar futures contracts. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $636 million with expiration dates ranging from December 2004 through September 2006. As of September 30, 2004, the fair value and year-to-date gain recorded on these contracts were $0.2 million and $0.5 million, respectively.

     Our home equity line of business originates loans that it regularly sells or securitizes. In the second quarter of 2004, we entered into two swaption agreements with a combined notional value of $195 million to hedge economically the value of a portion of our fixed rate home equity loans. The instrument underlying both swaptions was the 3-year swap. These swaptions were not exercised and expired in the third quarter of 2004 with a cumulative net loss of $0.5 million, of which $0.2 million was recognized in the third quarter.

     In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyers’ securitizations, the buyers issue an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. Included in “Derivative gains or losses” for the nine months ended September 30, 2004 was a $3.8 million gain related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $3.8 million recognized during the year, $0.9 million was the result of cash collections and $2.9 million represented the projected value of future cash payments, present valued using a discount rate of 30%. The pool of loans which we service underlying the derivative contract we valued was $115.2 million. In total, we have sold $1.1 billion in loans for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate that we are likely to receive cash payments on the derivatives. We use assumptions to value the ISFs that we believe market participants would use to value similar assets. As of September 30, 2004, only two of six whole loan sales with this derivative have met this expected performance trigger.

     We manage the interest rate risk associated with our mortgage servicing rights through the use of Eurodollar futures contracts and interest rate options. The financial instrument underlying the Eurodollar futures contracts is based on the three-month LIBOR rate. Year to date, we recorded losses of $4.4 million on these derivatives. Both the futures contracts and options were marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At September 30, 2004, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $5.0 billion, with a final maturity of October 1, 2004. This position was settled on October 1 at a loss due to an increase in interest rates that day. Year to date, we recorded gains on swaptions, including premiums paid, totaling $27.5 million. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year. Notional amounts do not represent the amount at risk.

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $38 million in forward contracts outstanding as of September 30, 2004. Year to date, we recognized losses on these contracts of $1.4 million. These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $0.4 million for the nine months ended September 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 51 through 53.

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

     As of September 30, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2004, to ensure that material information relating to the Corporation would be made known to them by others within the Corporation.

     Based on an evaluation by management of our internal control over financial reporting, performed with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes during the third quarter of 2004 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings

     Since the time of filing our report on Form 10-Q for the period ended June 30, 2004, we experienced developments as noted in the litigation described below:

United States ex rel. Paranich v. Sorgnard et al.

     As described in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in January 2001 in an action in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices (Matrix Biokinetics, Inc. and others) made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the Third Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. We cannot predict whether we will prevail on appeal and have not established any reserves for this case.

Stamper v. A Home of Your Own, Inc.

     As described in our Quarterly Reports on Form 10-Q for the periods ended March, 31, 2004 and June 30, 2004, on January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million, jointly and severally, against defendants, including our indirect subsidiary, Irwin Mortgage Corporation. The case, which was filed in August 1998 in the Baltimore, Maryland, City Circuit Court, alleged that a home rehabilitation company and its principal defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers with mortgage loans, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, and on February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage, remanding the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. The Maryland Court of Appeals accepted Irwin Mortgage’s appeal and oral argument is scheduled for November 4, 2004. We have reserved for this case based upon the advice of our legal counsel.

Gutierrez v. Irwin Mortgage Corporation

     As described in our Quarterly Report on Form 10-Q for the period ending March 31, 1004, in April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleges that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs seek to certify a class consisting of similarly situated borrowers. In August 2004, the plaintiffs amended their complaint to remove the allegations that Irwin Mortgage charged excess fees. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Cohens v. Inland Mortgage Company

     As described in our Quarterly Report on Form 10-Q for the period ended June 30, 2004, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings in October 2003. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41,000,000 in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until December 10, 2004. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in Hobson v. Irwin Union Bank and Trust Company, an action filed on July 30, 2004 in the United States District Court for the Northern District of Alabama in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community). As amended on August 30, 2004, the complaint, seeks certification of both a plaintiffs’ and a defendants’ class and alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Residential Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO).

     The plaintiffs claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs allege that Irwin was aware of Community’s alleged arrangement when Irwin purchased the loans. Plaintiffs also allege illegal kickbacks and fee splitting and Irwin’s participation in a RICO enterprise and conspiracy related to the loans. Because Irwin bought the loans from Community, the plaintiffs are alleging that Irwin has assignee liability under HOEPA.

     The putative plaintiff class in Hobson excludes borrower plaintiffs who are members of a class certified in another case – In re Community Bank of Northern Virginia and Guaranty National Bank Second Mortgage Loan Litigation, a class action in Pennsylvania federal court that is a consolidation of cases filed against Community, Residential Funding Corporation (a subsidiary of GMAC), and Guaranty National Bank of Tallahassee, with allegations similar to those in Hobson.

     If the Hobson plaintiffs are successful in establishing a class and prevailing at trial, possible damages could include TILA remedies, such as rescission, actual damages, statutory damages not to exceed the lesser of $500,000 or 1% of the net worth of the creditor, and attorneys’ fees and costs. Possible HOEPA remedies include the refunding of all closing costs, finance charges and fees paid by the borrower. RESPA remedies could include treble damages for each service for which there was an unearned fee, kickback or overvalued service. RICO remedies could include treble plaintiffs’ actually proved damages. Under TILA, HOEPA, RESPA and RICO, statutory remedies include recovery of attorneys’ fees and costs. In addition, plaintiffs are seeking unspecified punitive damages. Under the loan purchase agreement between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and indemnification from Community for these claims. On October 12, 2004, we filed a motion to dismiss the claims as untimely filed and substantively defective.

     Irwin Union Bank and Trust Company is also a defendant, along with Community, in two individual actions filed on June 9, 2004 in the Circuit Court of Frederick County, Maryland: Chatfield et al. v. Community Bank of Northern Virginia, et al., and Ransom et al. v. Community Bank of Northern Virginia, et al., involving mortgage loans Irwin Union Bank and Trust purchased from Community. On July 16, 2004, both suits were removed to the United States District Court for the District of Maryland. The complaints allege that the plaintiffs did not receive disclosures required under HOEPA and TILA. The lawsuits also allege violations of Maryland law because the plaintiffs were allegedly charged or contracted for a prepayment penalty fee. Irwin believes the plaintiffs received the required disclosures and that Community, a Virginia-chartered bank, was permitted to charge prepayment fees to Maryland borrowers. Under the loan purchase agreements between Irwin and Community, Irwin has the right to seek indemnification from Community for the claims in these lawsuits.

     On September 17, 2004, Irwin made demand for indemnification and a defense as to all three lawsuits. Community denied this request as premature. We have established a reserve for the Community litigation based upon the advice of legal counsel.

Litigation Related to NorVergence, Inc.

     Irwin Business Finance, our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Irwin’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Irwin and other lenders, NorVergence filed for protection in the United States Bankruptcy Court and is currently in dissolution. The sudden failure of NorVergence left many of its customers without telecommunications services and angry with representations they claim were made by NorVergence that remain unfulfilled.

     Complaints by former NorVergence customers have led to investigations by the Attorneys General of several states and the filing of a number of lawsuits. Irwin Business Finance has been named as a defendant in several lawsuits connected with NorVergence. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and amended to include Irwin Business Finance and others on September 1, 2004. The plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections.

     Irwin Business Finance is also a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corp is not affiliated with Irwin Financial Corporation or Irwin Business Finance). The suit involves more than one thousand plaintiffs and alleges fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also allege unjust enrichment and conversion and seek rescission of the leases plus punitive and other damages.

     Irwin Business Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs allege that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the FTC Holder Rule and the Florida Deceptive and Unfair Trade Practices Act, and breach of contract and warranties. Plaintiffs seek, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs.

     In addition, Irwin Business Finance has been named in several individual lawsuits involving equipment and services leased from NorVergence, where the lease was assigned to Irwin Business Finance. The suits allege fraud and nonfunctional equipment and services. The plaintiffs request rescission, restitution and/or reformation of the leases and/or a declaration of unenforceability. C&W Services v. Irwin Business Finance was filed in July 2004 in the District Court of Dallas County, Texas. Thompson v. Irwin Business Finance was filed in August 2004 in the Superior Court of California, County of San Diego. Palumbo v. Irwin Business Finance was filed in September 2004 in the Superior Court of Massachusetts. ARC Abatement, Inc. v. Irwin Business Finance was filed in October 2004 in the District Court of Dallas County, Texas.

     In connection with investigations by various state Attorneys General, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.) The complaint alleges that the agreements assigned by NorVergence to the lenders are unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit seeks to prohibit collection activities by the lenders and asks for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties.

     We are unable to form a reasonable estimate of potential loss, if any, that Irwin Business Finance could suffer. We have established reserves we believe are appropriate in connection with credit risk on NorVergence-related leases, but have not established additional reserves in connection with NorVergence-related litigation.

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

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 0-06835.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004.(Incorporated by reference to Exhibit 3.3 to Form 10-Q Report for the quarter ended June 30, 2004.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 0-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Amended 1986 Stock Option Plan. (Incorporated by reference to Exhibit 10(b) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.2	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 0-06835.)

10.3	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 0-06835.)

10.4	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 0-06835.)

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.6	*Amended Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(g) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.7	*Irwin Financial Corporation Outside Directors Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

Exhibit
Number	Description of Exhibit
10.8	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.9	*Irwin Financial Corporation Employees’ Stock Purchase Plan. (Incorporated by reference to Exhibit 10(d) to Form 10-K Report for year ended December 31, 1991, File No. 0-06835.)

10.10	*Employee Stock Purchase Plan II. (Incorporated by reference to Exhibit 10(f) to Form 10-K Report for year ended December 31, 1994, File No. 0-06835.)

10.11	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 0-06835.)

10.12	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.13	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.14	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 0-06835.)

10.15	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 0-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.17	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Irwin Home Equity Corporation Shareholder Agreement and Amendments. (Incorporated by reference to Exhibit 10(b) to Form 10-Q/A Report for period ended March 31, 2001, File No. 0-06835.)

10.19	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.20	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.22	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 6 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

Exhibit
Number	Description of Exhibit
10.25	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 0-06835.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 0-06835.)

10.29	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for year ended December 31, 2002, File No. 0-06835.)

10.30	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

10.31	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004.)

11.1	Computation of earnings per share is included in the footnotes to the financial statements.

31.1	Certification of the Chief Executive Officer under Section 302 of the Sarbanes — Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer under Section 302 of the Sarbanes — Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes — Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes — Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

DATE: October 29, 2004	BY:	/s/ Gregory F. Ehlinger

GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	BY:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)