Form 10-K
period 2004-12-31
IRWIN FINANCIAL CORP
filed 2005-03-09
CIK 52617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 19341933

For the fiscal Year Ended December 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

 SECURITIES EXCHANGE ACT OF 19341934
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

              Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

         Indicate by check mark whether the Corporation is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2004, was approximately $460,798,377.

         The aggregate market value of the voting stock held by non-affiliates of the Corporation was $425,686,165 as of February 18, 2005. As of February 18, 2005, there were outstanding 28,506,964 common shares of the Corporation.

*	Includes associated rights.

Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting Shareholders to be held April 7, 2005	Part III
Exhibit Index on Pages 121 through 123

FORM 10-K

PART I

Item 1.	Business

General

      We are a diversified financial services company headquartered in Columbus, Indiana with $524.9 million of net revenues in 2004 and $5.2 billion in assets at December 31, 2004. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate five major lines of business: mortgage banking, commercial banking, home equity lending, commercial finance and venture capital. More recently, our venture capital business has assumed a lesser role in our consolidated results.

      We are a regulated bank holding company and we conduct our consumer and commercial lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871. We formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust Company, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conduct our commercial banking activities; Irwin Mortgage Corporation, a mortgage banking company; Irwin Home Equity Corporation, a consumer home equity lending company; Irwin Commercial Finance Corporation, a commercial finance subsidiary; and Irwin Ventures LLC, a venture capital company.

      At the parent level, we work actively to add value to our lines of business by interacting with the management teams, capitalizing on interrelationships, providing centralized services and coordinating overall organizational decisions. Additionally, as discussed in more detail later in this report on “Risk Management” the parent company also provides risk management oversight and controls for our subsidiaries. Under this organizational structure, the majority of our mortgage banking, home equity lending and commercial finance lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust. This structure provides additional liquidity and results in regulatory oversight of our business.

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

Major Lines of Business

Mortgage Banking

      We established our mortgage banking line of business when we acquired our subsidiary, Irwin Mortgage Corporation, formerly Inland Mortgage Corporation, in 1981. Irwin Mortgage became a subsidiary of Irwin Union Bank and Trust in October, 2002. In this line of business, Irwin Mortgage originates, purchases, sells, and services primarily conventional and government agency-backed residential mortgage loans throughout the United States. Most of our first mortgage originations either are insured or guaranteed by an agency of the federal government, such as the Federal Housing Authority (FHA) or the Veterans Administration (VA) or, in the case of conventional mortgages, meet requirements for resale to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB). We originate mortgage loans through retail offices and through direct marketing. We also purchase mortgage loans through mortgage brokers and loan correspondents. Our relationships with realtors, homebuilders, brokers and correspondents help us identify potential borrowers. Irwin Mortgage also engages in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont corporation. We sell mortgage loans to institutional and private investors but may retain servicing rights to the loans we originate or purchase. Irwin Mortgage collects and accounts for the monthly payments on each loan serviced and pays the real estate taxes and insurance necessary to protect the integrity of the mortgage lien, for which it receives a servicing fee.

      At January 31, 2005, Irwin Mortgage operated 169 production and satellite offices in 33 states. We discuss this line of business further in the “Mortgage Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this report.

Commercial Banking

      Our commercial banking line of business provides credit, cash management and personal banking products primarily to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. The commercial banking line of business offers a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities. This line of business operates through two charters:

•	Irwin Union Bank and Trust Company — headquartered in Columbus, Indiana and organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan; Carson City and Las Vegas, Nevada; and Salt Lake City, Utah.

•	Irwin Union Bank, F.S.B. — headquartered in Louisville, Kentucky, is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Clayton, Missouri (near St. Louis); Louisville, Kentucky; Milwaukee Wisconsin; Phoenix, Arizona; and, Sacramento, California.

      In 2004, our Las Vegas and Salt Lake City branches of Irwin Union Bank, F.S.B. were sold to Irwin Union Bank and Trust Company.

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

      We established Irwin Residual Holdings Corporation and Irwin Residual Holdings Corporation II in 2001 to hold residual interests that Irwin Union Bank and Trust Company transferred to Irwin Financial Corporation. The residual interests were created as a result of securitizations in our home equity line of business.

      We discuss this line of business further in the “Home Equity Lending” section of the MD&A of this report.

Commercial Finance

      Established in 1999, our commercial finance line of business originates small-ticket equipment leases through an established North American network of vendors and third-party originators and provides financing for franchisees of qualified quick service and casual dining restaurant concepts in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types and try to limit the industry and geographic concentrations in our lease and loan portfolios. Loans to franchisees may include the financing of real estate as well as equipment.

      In July 2000, the commercial finance line of business acquired an ownership of approximately 78% in Irwin Commercial Finance Canada Corporation (ICFCC), formerly Onset Capital Corporation, a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. In December 2001, Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business. In October 2001, we formed Irwin Franchise Capital Corporation to conduct our franchise lending business. We established Irwin Commercial Finance Corporation (formerly, Irwin Capital Holdings) in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies.

      We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Venture Capital

      We re-entered the private equity business in late 1997 and established this line of business when we formed Irwin Ventures Incorporated in August 1999. Our objective is to make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategies. We provide Irwin Ventures’ portfolio companies the benefit of our management experience in the financial services industry. In addition, we expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities.

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

      Since inception we have invested $14.7 million in eight portfolio companies. However, over the last two years we have found it more difficult to find new investments that meet our strategic objectives and have re-directed certain personnel formerly addressing this segment. In 2004 and 2003, only $0.1 million and $2.0 million, respectively were invested in portfolio companies. In addition, our growth has caused this activity to become less significant on a consolidated basis. When the company was formed, we expected to make approximately $4 million in annual investments. That was 2.5% of year-end 1999 common equity. We now expect that annual investments are unlikely to exceed $2 million which would be less than 0.4% of 2004 year-end common equity.

      Given the change in the materiality of this segment to consolidated results, we intend to discontinue segment reporting for private equity with this report. When appropriate due to materiality, we will report on financial results for private equity in the “Parent and Other segment.”

Customer Base

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

Financial Information About Geographic Areas

      We conduct part of our commercial finance line of business in Canadian markets. Net revenues for the last three years in this line of business attributable to Canadian customers were $11.5 million, $7.9 million and $5.2 million in 2004, 2003 and 2002, respectively.

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

      We are regulated at both the holding company and subsidiary level and subject to both state and federal regulation and examinations relating to “safety and soundness,” including risk management, asset quality and capital adequacy, as well as a broad range of other regulatory concerns including: insider transactions, the adequacy of the reserve for loan losses, intercompany transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.

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

      Tier 1 capital, or core capital, consists of:

•	common stockholder’s equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $165 million qualified as Tier 1 capital as of December 31, 2004); and

•	minority interests in the common equity accounts of consolidated subsidiaries;

      less

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets (including $19 million of disqualified Mortgage Servicing Assets (MSRs) as of December 31, 2004).

      Tier 2 capital, or supplementary capital, consists of:

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments (including Trust Preferred securities, of which $67 million qualified as Tier 2 capital as of December 31, 2004);

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

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

      As of December 31, 2004, we had regulatory capital in excess of all the Federal Reserve’s minimum levels and our internal minimum target of 11% for risk-adjusted capital. Our ratio of total capital to risk weighted assets at December 31, 2004 was 15.9% and our Tier 1 leverage ratio was 11.6%.

Expansion

      The BHC Act requires prior Federal Reserve approval for certain activities, such as the acquisition by a bank holding company of more than 5% of the voting shares of any company, including a bank or bank holding company. Under the BHC Act, a bank holding company may engage in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to those banking activities, such as operating a mortgage bank or a savings association, conducting leasing and venture capital investment activities, performing trust company functions, or acting as an investment or financial advisor. See the section on “Interstate Banking and Branching” below.

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

Sarbanes-Oxley Act of 2002

      The Sarbanes-Oxley Act of 2002 comprehensively revised the laws affecting corporate governance, accounting obligations and corporate reporting for companies, including us, that have equity or debt securities registered under the Securities Exchange Act of 1934. In particular, the Sarbanes-Oxley Act established: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violation of the securities laws.

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

      The Federal Reserve also supervises Irwin Union Bank and Trust’s compliance with federal law and regulations that restrict loans by member banks to their directors, executive officers, and other controlling persons, as well as transactions with affiliated entities. The OTS supervises Irwin Union Bank, F.S.B,’s compliance with these laws and regulations.

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

      Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. must file reports with the Federal Reserve and the OTS, respectively, and with the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals before establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.

Mortgage Banking and Residential Lending Regulation

      The residential lending activities of Irwin Union Bank and Trust, the mortgage banking activities of its subsidiary, Irwin Mortgage, and the home equity lending business of Irwin Union Bank and Trust’s subsidiary Irwin Home Equity, are regulated by the Federal Reserve. The Federal Reserve has broad authority to oversee the banking activities of Irwin Union Bank and Trust and its subsidiaries as the primary federal regulator of the bank, pursuant to the Federal Reserve Act, and the nonbanking subsidiaries of Irwin Financial Corporation, pursuant to the BHC Act. Federal Reserve regulations and policies, such as restrictions on affiliate transactions and real estate lending policies relating to asset quality and prudent underwriting of loans, apply to our residential lending activities. The Indiana Department of Financial Institutions has comparable supervisory and examination authority over Irwin Mortgage, Irwin Home Equity and Irwin Commercial Finance due to their status as subsidiaries of Irwin Union Bank and Trust.

Capital Requirements

      The Federal Reserve has published regulations applicable to state member banks such as Irwin Union Bank and Trust regarding the maintenance of adequate capital substantially similar to the capital regulations applicable to bank holding companies described in the section on “Bank Holding Company Regulation — Minimum Capital Requirements.” While retaining the authority to set capital ratios for individual banks, these regulations prescribe minimum total risk-based capital, Tier 1 risk-based capital and leverage (Tier 1 capital divided by average total assets) ratios. The Federal Reserve requires banks to hold capital commensurate with the level and nature of all of the risks, including the volume and severity of problem loans, to which they are exposed.

      As with the regulations applicable to bank holding companies, the Federal Reserve requires all state member banks to meet a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent should be in the form of Tier 1 capital.

      The minimum ratio of Tier 1 capital to total assets, or the leverage ratio, for strong banking institutions (rated composite “1” under the uniform rating system of banks) is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent. Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. A majority of such institutions generally have operated at capital levels ranging from 1 to 2 percent above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances to risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. The risk-based ratio does not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as interest rate, liquidity, market or operational risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

      At December 31, 2004, Irwin Union Bank and Trust had a total risk-based capital ratio of 14.6%, a Tier 1 capital ratio of 13.0%, and a leverage ratio of 11.3%.

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

Insurance of Deposit Accounts

      As FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to the Bank Insurance Fund (BIF) and the Savings Association Insurance Fund (SAIF), respectively. Currently, the amount of FDIC assessments paid by an insured depository institution ranges from zero to $0.27 per $100 of insured deposits, based on the institution’s relative risk to the deposit insurance funds, as measured by the institution’s regulatory capital position and other supervisory factors. The FDIC also has the authority to raise or lower assessment rates on insured deposits to achieve the statutorily required reserve ratios in insurance funds and to impose special additional assessments.

      In addition to deposit insurance fund assessments, the FDIC assesses both BIF and SAIF insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2004, the annualized rate established by the FDIC for the FICO assessment on both BIF and SAIF deposits was 1.46 basis points per $100 of insured deposits.

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

      As a federally chartered savings bank, Irwin Union Bank, F.S.B. has greater flexibility in pursuing interstate branching than an Indiana state bank. Subject to certain exceptions, a federal savings association generally may establish or operate a branch in any state outside the state of its home office if the association meets applicable statutory requirements.

Community Reinvestment

      Under the Community Reinvestment Act (CRA), banking and thrift institutions have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions, or limit an institution’s discretion to develop the types of products and services it believes are best suited to its particular community that are consistent with the CRA. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) service, which evaluates the institution’s delivery of services through its branches, ATMs and other activities. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. The CRA also requires that all institutions publicly disclose their CRA ratings. Both Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. received a “satisfactory” rating on their most recent CRA performance evaluations.

Other Safety and Soundness Regulations

      Under current law, the federal banking agencies possess broad powers to take “prompt corrective action” in connection with depository institutions and their bank holding companies that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%. Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

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

Anti-Money Laundering Laws

      Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require Irwin Union Bank and Trust and Irwin Union Bank F.S.B to take steps to prevent the use of each institution for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. Each bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks also must have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

      The Fair Housing Act allows a person who believes he or she has been discriminated against to file a complaint with the Department of Housing and Urban Development (HUD). Aggrieved persons also may initiate a civil action. The Fair Housing Act also permits the Attorney General of the United States to commence a civil action if there is reasonable cause to believe that a person has been discriminated against in violation of the Fair Housing Act. Penalties for violation of the Fair Housing Act include actual damages suffered by the aggrieved person and injunctive or other equitable relief. The courts also may assess civil penalties.

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

Employees and Labor Relations

      At January 31, 2005, we and our subsidiaries had a total of 3,145 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Executive Officers

      Our executive officers are elected annually by the Board of Directors and serve for a term of one year or until their successors are elected and qualified. In addition to our Chairman and Chief Executive Officer, Mr. William I. Miller (48), who also serves as a director, our executive officers are listed below.

      Richard Barbercheck (46) has been Vice President-Corporate Credit Risk Evaluation Officer since October 2003. He was an officer of Irwin Union Bank and Trust since March 1998.

      Elena Delgado (49) has been President and Chief Executive Officer of Irwin Home Equity since September 1994.

      Gregory F. Ehlinger (42) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.

      Paul D. Freudenthaler (40) has been our Vice President-Chief Risk Officer since December 2003. He was Vice President-Financial Risk Management from December 2001 to December 2003. From September 2000 through November 2001, he was Corporate Controller for America Online Latin America, an Internet service provider. From July 2000 to August 2000 he served as Senior Vice President-Treasurer of Telscape International, Inc., a development stage telecommunications company. Prior thereto, he held the position of Chief Accounting Officer of Telscape from July 1999 until June 2000. Subsequent to his departure from Telscape, Telscape filed a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code on April 27, 2001. From February 1999 through June 1999, he was Director-International of Bank United, F.S.B. From January 1994 through January 1999, he was Director-International of Irwin Mortgage Corporation, our subsidiary.

      Jose M. Gonzalez (46) has been our Vice President-Director Internal Audit since October 1995.

      Robert H. Griffith (46) has been President and Chief Executive Officer of Irwin Mortgage since January 2001. He has been an officer of Irwin Mortgage since 1993.

      Bradley J. Kime (44) has been President of Irwin Union Bank’s commercial line of business since May 2003. He has been President of Irwin Union Bank F.S.B. since December 2000. He has been an officer of Irwin Union Bank and Trust since 1987 and one of our officers since 1986.

      Joseph R. LaLeggia (43) has been President of Irwin Commercial Finance Corporation since July of 2002. He has been the President and Chief Executive Officer of Irwin Commercial Finance Canada Corporation (formerly, Onset Capital Corporation) since April 1998. From January 1997 until April of 1998 he was President of AT&T Capital Canada Inc.

      Matthew F. Souza (48) has been our Senior Vice President-Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.

      Thomas D. Washburn (58) has been our Executive Vice President since August 1999 and one of our officers since 1976. From 1981 to August 1999 he served as our Senior Vice President and Chief Financial Officer.

Item 2.	Properties

      Our main office and the main offices of Irwin Ventures LLC are located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2005 are as follows:

Irwin Mortgage

      The main office, where administrative and servicing activities are centered, is located at 10500 Kincaid Drive, Fishers, Indiana, and is leased. Loan production and satellite offices, which are leased, are operated from approximately 169 locations in 33 states.

Irwin Union Bank and Trust

      The main office is located in four buildings at 435, 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee and leases them to Irwin Union Bank and Trust. One or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties in fee at six locations in Columbus. These properties have no major encumbrances. Irwin Union Bank and Trust leases eleven other branch offices in Central and Southern Indiana, four offices in Michigan, two offices in Nevada, and one in Utah.

Irwin Union Bank, F.S.B.

      The main office is located at 140 Whittington Parkway, Suite 100, Louisville, Kentucky. Irwin Union Bank, F.S.B. has four branch offices located in Arizona, California, Missouri, and Wisconsin. All offices are leased.

Irwin Home Equity

      The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity also occupies one other office at this location in San Ramon, California. Both offices are leased.

Irwin Commercial Finance Corporation

      The main office of Irwin Commercial Finance Corporation is located at 500 Washington Street, Columbus, Indiana. The office of our domestic commercial finance operation, Irwin Business Finance Corporation is located at 330 120th Avenue NE, Bellevue, Washington and is leased. Our Canadian commercial finance subsidiary, Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation), leases its main office at Suite 300 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada, and leases its three processing centers in Calgary, Alberta; Toronto, Ontario; and Montreal, Quebec. The main offices of our franchise lending subsidiary, Irwin Franchise Capital Corporation, are located at 10 Paragon Drive, Montvale, New Jersey and 2700 Westchester Avenue, Purchase, New York and are both leased. In addition, Irwin Franchise Capital owns the building that houses its telesales center at 2715 13th Street, Columbus, Nebraska.

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

      In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the Third Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. On January 28, 2005, the court of appeals affirmed the district court’s dismissal of plaintiff’s action. The period for which the plaintiff can petition the United States Supreme Court for a writ of certiorari expires on April 28, 2005.

McIntosh v. Irwin Home Equity Corporation

      Our subsidiary, Irwin Union Bank and Trust Company, was a defendant in a class action lawsuit filed in the United States District Court in Massachusetts in July 2001. The case involved loans purchased by Irwin Union Bank and Trust Company from an unaffiliated third-party originator. The plaintiffs alleged a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high-rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint sought rescission of the loans and other damages.

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

      The parties settled this matter for a nonmaterial amount. The court dismissed the lawsuit with prejudice on December 16, 2004.

Stamper v. A Home of Your Own

      Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon the advice of our legal counsel.

Silke v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. This date was later clarified by stipulation of the parties to be April 14, 1997. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleged that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs sought to certify a class consisting of similarly situated borrowers. In August 2004, the plaintiffs amended their complaint to remove the allegations that Irwin Mortgage charged excess fees. After a period of discovery, the parties settled this case for a nonmaterial amount.

Cohens v. Inland Mortgage Corporation

      In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until March 31, 2005. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

      Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in several actions in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community).

      Hobson v. Irwin Union Bank and Trust Company was filed on July 30, 2004 in the United States District Court for the Northern District of Alabama. As amended on August 30, 2004, the Hobson complaint, seeks certification of both a plaintiffs’ and a defendants’ class, the plaintiffs’ class to consist of all persons who obtained loans from Community and whose loans were purchased by Irwin Union Bank. Hobson alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Real Estate Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). On October 12, 2004, Irwin filed a motion to dismiss the Hobson claims as untimely filed and substantively defective.

      Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void the mortgage loans as illegal contracts. Plaintiffs also seek recovery against Irwin for alleged RESPA violations and for conversion.

      The plaintiffs in Hobson and Kossler claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs also allege illegal kickbacks and fee splitting. In Hobson, the plaintiffs allege that Irwin was aware of Community’s alleged arrangement when Irwin purchased the loans and that Irwin participated in a RICO enterprise and conspiracy related to the loans. Because Irwin bought the loans from Community, the Hobson plaintiffs are alleging that Irwin has assignee liability under HOEPA.

      If the Hobson and Kossler plaintiffs are successful in establishing a class and prevailing at trial, possible RESPA remedies could include treble damages for each service for which there was an unearned fee, kickback or overvalued service. Other possible damages in Hobson could include TILA remedies, such as rescission, actual damages, statutory damages not to exceed the lesser of $500,000 or 1% of the net worth of the creditor, and attorneys’ fees and costs; possible HOEPA remedies could include the refunding of all closing costs, finance charges and fees paid by the borrower; RICO remedies could include treble plaintiffs’ actually proved damages. In addition, the Hobson plaintiffs are seeking unspecified punitive damages. Under TILA, HOEPA, RESPA and RICO, statutory remedies include recovery of attorneys’ fees and costs. Other possible damages in Kossler could include the refunding of all origination fees paid by the plaintiffs.

      Irwin Union Bank and Trust Company is also a defendant, along with Community, in two individual actions (Chatfield v. Irwin Union Bank and Trust Company, et al. and Ransom v. Irwin Union Bank and Trust Company, et al.) filed on June 9, 2004 in the Circuit Court of Frederick County, Maryland, involving mortgage loans Irwin Union Bank purchased from Community. On July 16, 2004, both of these lawsuits were removed to the United States District Court for the District of Maryland. The complaints allege that the plaintiffs did not receive disclosures required under HOEPA and TILA. The lawsuits also allege violations of Maryland law because the plaintiffs were allegedly charged or contracted for a prepayment penalty fee. Irwin believes the plaintiffs received the required disclosures and that Community, a Virginia-chartered bank, was permitted to charge prepayment fees to Maryland borrowers. Under the loan purchase agreements between

Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and to seek indemnification from Community for the claims in these lawsuits.

      Under the loan purchase agreement between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and indemnification from Community for these claims. On September 17, 2004, Irwin made a demand for indemnification and a defense to Hobson, Chatfield and Ransom. Community denied this request as premature.

      On December 22, 2004, Irwin filed a motion with the Judicial Panel On Multidistrict Litigation requesting a transfer of Hobson, Chatfield and Ransom to the Western District of Pennsylvania for coordinated or consolidated proceedings with the Kossler action. That motion was accepted by the Panel, and plaintiffs filed a motion in opposition.

      At this early stage, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer. We have established a reserve for the Community litigation based upon the advice of legal counsel.

Litigation Related to NorVergence, Inc.

      Irwin Business Finance, our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Irwin’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Irwin and other lenders, NorVergence became a debtor in a Chapter 7 bankruptcy, which is currently pending in the United States Bankruptcy Court in New Jersey. The sudden failure of NorVergence left many of its customers without telecommunications service. These customers became very angry when commitments made to them by NorVergence went unfulfilled.

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

      Irwin Business Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Irwin Business Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and have now commenced actions in the NorVergence bankruptcy proceeding, seeking similar relief.

      Irwin Business Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, which was voluntarily dismissed in January 2005. The plaintiffs then filed a similar complaint in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida

on January 14, 2005 seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs allege that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act, the FTC Holder Rule, and breach of contract and warranties. Plaintiffs seek, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs.

      In addition, Irwin Business Finance has been named in several individual lawsuits involving equipment and services leased from NorVergence, where the lease was assigned to Irwin Business Finance. The suits allege fraud and nonfunctional equipment and services. The plaintiffs request rescission, restitution and/or reformation of the leases and/or a declaration of unenforceability. These suits were filed in the following jurisdictions: two actions in the District Court of Dallas County, Texas (July 2004 and October 2004); one action in the Superior Court of California, County of San Diego (August 2004); and one in the Superior Court of Massachusetts (September 2004). All but the Massachusetts action have been resolved by agreements under which the lessees have paid a significant portion of their lease obligations.

      In connection with investigations by various state attorneys general, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.). The complaint alleges that the agreements assigned by NorVergence to the lenders are unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit seeks to prohibit collection activities by the lenders and asks for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. Prosecution of this suit against Irwin Business Finance has been stayed by agreement of the parties while they discuss resolution of the concerns expressed by the Florida Attorney General.

      Irwin Business Finance was among a number of lenders to receive a notice of intent to sue from the Attorney General of New York. In January 2005, Irwin Business Finance reached an agreement with the New York Attorney General in connection with the five NorVergence-related leases Irwin Business Finance has with New York lessees. The agreement calls for, among other provisions, forgiveness of 90% of the remaining principal balance due on the leases as of July 15, 2004 (approximately $116,000). Irwin Business Finance is also communicating with other state attorneys general about ways in which Irwin Business Finance might work with the states to bring some relief to those who have suffered as a result of the failure of NorVergence.

      We are unable to form a reasonable estimate of potential loss, if any, that Irwin Business Finance could suffer as a result of ongoing litigation. Agreements with the various state attorneys general, if reached, would tend to decrease damages awarded, if any, in NorVergence-related class actions and other lawsuits because lessees who accept such agreements would normally cease to be among potential class action plaintiffs. We have not established reserves in connection with NorVergence-related litigation.

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

      During the fourth quarter of 2004, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Corporation’s Common Equity and Related Stockholder Matters

      Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on February 18, 2005, was 1,755.

Stock Prices and Dividends:

	Price Range				Total
			Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2003
First quarter	20.12	15.95	19.49	$0.07
Second quarter	26.50	19.26	25.90	$0.07
Third Quarter	25.81	20.90	24.30	$0.07
Fourth Quarter	32.15	25.30	31.40	$0.07	$0.28
2004
First quarter	36.17	26.63	26.98	$0.08
Second quarter	27.43	23.10	26.40	$0.08
Third Quarter	27.58	25.05	25.82	$0.08
Fourth Quarter	28.85	23.80	28.39	$0.08	$0.32

      We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 10, 2005, our Board of Directors approved an increase in the first quarter dividend to $0.10 per share, payable in March 2005. Dividends paid by Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to the Corporation are restricted by banking law.

Sales of Unregistered Securities:

      In 2004, we issued 5,955 shares of common stock pursuant to elections made by eight of our outside directors to receive board compensation under the 1999 Outside Director Restricted Stock Compensation Plan in lieu of cash fees. All of these shares were issued in reliance on the private placement exemption from registration provided in Section 4(2) of the Securities Act.

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

	At or For Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands except per share data)
For the year:
Net revenues	$524,933	$530,445	$403,788	$387,019	$290,626
Noninterest expense	407,235	412,043	317,557	312,819	231,095

Income before income taxes	117,698	118,402	86,231	74,200	59,531
Provision for income taxes	47,794	45,585	33,398	28,859	23,865

Income before cumulative effect of change in accounting principle	69,904	72,817	52,833	45,341	35,666

Cumulative effect of change in accounting principle, net of tax	—	—	495	175	—

Net income	$69,904	$72,817	$53,328	$45,516	$35,666

Mortgage loan originations	$13,093,082	$22,669,246	$11,411,875	$9,225,991	$4,091,573
Home equity loan originations	1,442,314	1,133,316	1,067,227	1,149,410	1,225,955
Common Share Data:
Earnings per share:(1)
Basic	$2.47	$2.61	$1.99	$2.15	$1.70
Diluted	2.32	2.45	1.89	2.00	1.67
Cash dividends per share	0.32	0.28	0.27	0.26	0.24
Book value per share	17.67	15.36	12.98	10.81	8.92
Dividend payout ratio	12.97%	10.76%	14.01%	12.13%	14.13%
Weighted average shares — basic	28,274	27,915	26,823	21,175	20,973
Weighted average shares — diluted	31,278	30,850	29,675	24,173	21,593
Shares outstanding — end of period	28,452	28,134	27,771	21,305	21,026
At year end:
Assets	$5,239,341	$4,988,359	$4,910,392	$3,446,602	$2,425,690
Residual interests	56,101	71,491	157,514	199,071	152,614
Loans held for sale	890,711	883,895	1,314,849	502,086	579,788
Loans and leases	3,450,440	3,161,054	2,815,276	2,137,822	1,234,922
Allowance for loan and lease losses	44,443	64,285	50,936	22,283	13,129
Servicing assets	367,032	380,123	174,935	228,624	130,627
Deposits	3,395,263	2,899,662	2,693,810	2,308,962	1,442,589
Short-term borrowings	237,277	429,758	993,124	487,963	476,928
Collateralized debt	547,477	590,131	391,425	—	—
Other long-term debt(2)	270,172	270,184	30,070	30,000	30,000
Trust preferred securities(2)	—	—	233,000	198,500	153,500
Shareholders’ equity	502,644	432,260	360,555	231,665	188,870
Managed mortgage banking servicing portfolio	26,196,627	29,640,122	16,792,669	12,875,532	9,196,513
Selected Financial Data:
Performance Ratios:
Return on average assets	1.3%	1.4%	1.3%	1.5%	1.8%
Return on average equity	14.8	18.4	16.7	21.8	20.8
Net interest margin(3)	5.46	5.82	6.01	5.35	5.36

	At or For Year Ended December 31,

	2004		2003		2002		2001		2000

	(Dollars in thousands except per share data)
Noninterest income to revenues(4)	53.2		53.0		52.3		64.8		69.9
Efficiency ratio(5)	75.7		71.3		70.9		78.1		78.6
Loans and leases and loans held for sale to deposits(6)	91.4		94.1		89.9		79.1		85.6
Average interest-earning assets to average interest-bearing liabilities	132.4		132.2		121.7		117.2		113.5
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	1.3%		2.0%		1.8%		1.0%		1.1%
Non-performing loans and leases	131.9		144.9		163.6		116.3		181.8
Net charge-offs to average loans and leases	0.7		1.1		0.7		0.7		0.3
Non-performing assets to total assets	0.9		1.1		0.8		0.7		0.4
Non-performing assets to total loans and leases and other real estate owned	1.3		1.7		1.3		1.1		0.8
Ratio of Earnings to Fixed Charges:
Including deposit interest	2.3	x	2.2	x	1.9	x	1.6	x	1.6x
Excluding deposit interest	3.5		3.1		3.0		2.5		2.5
Capital Ratios:
Average shareholders’ equity to average assets	9.0%		7.6%		8.0%		6.7%		8.5%
Tier 1 capital ratio	13.0		11.4		9.3		6.8		8.9
Tier 1 leverage ratio	11.6		11.2		9.7		9.4		12.4
Total risk-based capital ratio	15.9		15.1		13.2		10.8		13.6

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

(2)	At December 31, 2004 and 2003, the Trusts holding trust preferred securities were not consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” See “Collateralized and Other Long-Term Debt” and footnote 1 to the consolidated financial statements for further discussion.

(3)	Net interest income divided by average interest-earning assets.

(4)	Revenues consist of net interest income plus noninterest income.

(5)	Noninterest expense divided by net interest income plus noninterest income.

(6)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

      Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;
•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;
•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;
•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;
•	the anticipated effects on results of operations or financial condition from recent developments or events;
•	any other projections or expressions that are not historical facts.

Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;
•	staffing fluctuations in response to product demand;
•	the relative profitability of our lending operations;
•	the valuation and management of our servicing portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile;
•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;
•	unanticipated deterioration in the credit quality of our assets;
•	deterioration in the carrying value of our other assets, including securities;
•	difficulties in delivering products to the secondary market as planned;
•	difficulties in expanding our businesses or raising capital and other funding sources as needed;
•	competition from other financial service providers for experienced managers as well as for customers;
•	changes in the value of companies in which we invest;
•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;
•	unanticipated outcomes in litigation;
•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules or rules affecting corporate governance, and the availability of resources to address these rules;
•	changes in applicable accounting policies or principles or their application to our business;
•	or governmental changes in monetary or fiscal policies.

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

Strategy

      Our strategy is to maintain a diverse and balanced revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:

•	Identify underserved niches. We focus on product or market niches in financial services that we believe are underserved and where we believe customers are willing to pay a premium for value-added services. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Each of our five lines of business has a separate management team that operates as an independent business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant industry experience. We attempt to create a mix of short-term and long-term incentives (including, in some instances, minority interests in the line of business) that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business as a key part of our risk management. Our lines of business are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions. For example, both the origination and servicing of residential mortgage loans are very cyclical businesses, which normally respond in opposite ways to changes in interest rates and show generally opposite effects in certain economic environments. We believe our participation in these markets has been profitable over time due to our dedication to participating in both segments of the mortgage banking business, rather than one or the other.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.

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

Valuation of Mortgage Servicing Rights

      Mortgage servicing rights are recorded at the lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired. We estimate the fair value of the servicing assets each month using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. The primary assumptions we use for valuing our mortgage servicing assets include prepayment speeds, default rates, cost to service and discount rates. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from independent valuation firms. Inaccurate assumptions in valuing mortgage servicing rights could result in additional impairment and inappropriate hedging decisions and could adversely affect our results of operations. We also review mortgage servicing rights for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the unamortized cost of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. See footnote 7 to the consolidated financial statements for further discussion.

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

      Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience and/or expected performance indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See the “Credit Risk” section of Management’s Discussion and Analysis and footnote 6 to the consolidated financial statements for further discussion.

      In addition to the ALLL, at our mortgage banking segment we record a reserve for potential losses resulting from origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities which relieve us of future credit losses. In determining reserve levels for origination errors, we estimate the number of loans with such errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this reserve could result in changes in future reserves.

Valuation of Residual Interests

      Residual interests from securitizations treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as trading gains or losses in our statement of income in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. Inaccurate assumptions in valuing residual interests could result in additional impairment and adversely affect our results of operations. We have not created these types of residuals since early 2002. See footnote 3 to the consolidated financial statements for further discussion.

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

Consolidated Overview

	2004	% Change	2003	% Change	2002

Net income (millions)	$69.9	(4.0)%	$72.8	36.5%	$53.3
Basic earnings per share(1)	2.47	(5.4)	2.61	31.2	1.99
Diluted earnings per share(1)	2.32	(5.3)	2.45	29.6	1.89
Return on average equity	14.8%	—	18.4%	—	16.7%
Return on average assets	1.3	—	1.4	—	1.3

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted.

Consolidated Income Statement Analysis

Net Income

      We recorded net income of $69.9 million for the year ended December 31, 2004, down 4% from net income of $72.8 million for the year ended December 31, 2003, and compared to $53.3 million in 2002. Net income per share (diluted) was $2.32 for the year ended December 31, 2004, down 5% from $2.45 per share in 2003 and up 23% from $1.89 per share in 2002. Return on equity was 14.8% for the year ended December 31, 2004, 18.4% in 2003 and 16.7% in 2002. The effective income tax rate for 2004 was 40.6%, compared to 38.5% in 2003 and 38.7% in 2002. The higher effective rate in 2004 was caused, in part, by non-deductible interest at our Canadian leasing subsidiary. We believe the effective rate in 2005 will be closer to the rates in 2002 and 2003, rather than the rate in 2004.

Net Interest Income

      Net interest income for the year ended December 31, 2004 totaled $252.1 million, down 7% from 2003 net interest income of $271.9 million and up 18% from 2002. The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated:

	December 31,

	2004			2003			2002

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$85,304	$794	0.93%	$74,216	$550	0.74%	$25,859	$311	1.20%
Federal funds sold	15,340	173	1.13	10,824	118	1.10	12,582	104	0.83
Residual interests	67,544	12,509	18.52	108,351	20,651	19.06	186,947	34,164	18.27
Investment securities(2)	88,254	4,536	5.14	68,602	3,723	5.43	39,923	2,809	7.04
Loans held for sale	1,034,032	80,003	7.74	1,237,963	104,350	8.43	668,522	55,336	8.28
Loans and leases, net of unearned income(1)	3,324,333	246,288	7.41	3,168,776	241,592	7.62	2,620,428	218,718	8.35

Total interest earning assets	$4,614,807	$344,303	7.46%	4,668,732	$370,984	7.95%	3,554,261	$311,442	8.76%
Noninterest-earning assets:
Cash and due from banks	104,115			103,581			100,259
Premises and equipment, net	31,219			32,644			34,041
Other assets	586,668			440,164			354,296
Less allowance for loan and lease losses	(56,311)			(57,986)			(37,054)

Total assets	$5,280,498			$5,187,135			$4,005,803

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$333,772	$4,487	1.34%	$169,674	$913	0.54%	$132,351	$664	0.50%
Money market savings	1,071,617	15,127	1.41	866,241	11,085	1.28	648,706	10,253	1.58
Regular savings	60,800	873	1.44	62,756	1,249	1.99	58,204	1,586	2.72
Time deposits	907,736	24,000	2.64	992,954	29,118	2.93	1,027,045	41,858	4.08
Short-term borrowings	307,929	9,583	3.11	595,243	14,889	2.50	600,821	15,003	2.50
Collateralized debt	534,660	15,259	2.85	578,656	15,369	2.66	215,128	5,932	2.76
Other long-term debt	270,178	22,896	8.47	30,060	2,325	7.74	31,985	2,699	8.44
Trust preferred securities distributions(3)	—	—	n/a	236,823	24,151	10.20	205,400	19,800	9.64

Total interest-bearing liabilities	$3,486,692	$92,225	2.65%	$3,532,407	$99,099	2.81%	2,919,640	$97,795	3.35%
Noninterest-bearing liabilities:
Demand deposits	1,006,558			1,042,403			577,409
Other liabilities	314,478			216,111			188,738
Shareholders’ equity	472,770			396,214			320,016

Total liabilities and shareholders’ equity	$5,280,498			$5,187,135			$4,005,803

Net interest income		$252,078			$271,885			$213,647

Net interest income to average interest earning assets			5.46%			5.82%			6.01%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

(2)	We do not show interest income on a tax equivalent basis because it is immaterial

(3)	These securities were re-classified in 2004 to “Other long-term debt”.

      Net interest margin for the year ended December 31, 2004 was 5.46% compared to 5.82% in 2003 and 6.01% in 2002. The decline in margin in 2004 relates to the lower interest rate environment relative to 2003 that caused yields on variable rate loans to decline at a more rapid pace than underlying funding sources, some of which (e.g., mortgage escrow deposits) have rates close to zero in any interest rate environment and, therefore, cannot reduce in a declining rate environment. In addition, the average balance on the high-yielding residual interests declined 38% in 2004 due primarily to the full year effect in 2004 of unrealized trading losses (reflecting valuation impairment) recorded during the first half of 2003.

      The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,

	2004 Over 2003			2003 Over 2002

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars and thousands)
Interest Income
Loans and leases	$11,860	$(7,164)	$4,696	$45,769	$(22,895)	$22,874
Mortgage loans held for sale	(17,189)	(7,158)	(24,347)	47,134	1,880	49,014
Investment securities	1,066	(253)	813	2,018	(1,104)	914
Residual interests	(7,777)	(365)	(8,142)	(14,363)	850	(13,513)
Interest bearing deposits with financial institutions	82	162	244	581	(342)	239
Federal funds sold	50	5	55	(15)	29	14

Total	(11,908)	(14,773)	(26,681)	81,124	(21,582)	59,542

Interest Expense
Money market checking	883	2,691	3,574	187	62	249
Money market savings	2,628	1,414	4,042	3,438	(2,606)	832
Regular savings	(39)	(337)	(376)	124	(461)	(337)
Time deposits	(2,499)	(2,619)	(5,118)	(1,389)	(11,351)	(12,740)
Short-term borrowings	(7,187)	1,881	(5,306)	(139)	25	(114)
Collateralized debt	(1,169)	1,059	(110)	10,024	(587)	9,437
Other long-term debt	18,575	1,996	20,571	(162)	(212)	(374)
Trust preferred securities distribution	(24,151)	0	(24,151)	3,029	1,322	4,351

Total	(12,959)	6,085	(6,874)	15,112	(13,808)	1,304

Net Interest Income	$1,051	$(20,858)	$(19,807)	$66,012	$(7,774)	$58,238

      The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses

      The consolidated provision for loan and lease losses for the year 2004 was $14.1 million, compared to $47.6 million and $44.0 million in 2003 and 2002, respectively. More information on this subject is contained in the section on “credit risk.”

Noninterest Income

      Noninterest income during the year 2004 totaled $287.0 million, compared to $306.1 million for 2003 and $234.1 million in 2002. The decrease in 2004 versus 2003 was primarily a result of a $180 million or 49%

decrease in gain from sale of loans as a result of decreased production and decreased secondary market deliveries of first mortgage loans. In addition, we recorded impairment on our mortgage servicing asset totaling $2 million in 2004, versus impairment recovery in 2003 of $45 million. Offsetting this was $21 million in derivative gains from our economic hedging activities during 2004, compared to $44 million of derivative losses during 2003. Accordingly, mortgage servicing asset impairment/recovery net of derivative gains/losses was a net recovery of $19 million in 2004 compared to a net recovery of $24 million in 2003. Also offsetting the decreased gain on sale was amortization expense on our servicing asset that decreased 14% to $117 million in 2004 compared to $136 million in 2003 due to lower prepayments and as a result of permanent impairment taken in 2003. These fluctuations in noninterest income primarily occurred at our mortgage banking line of business and relate to market conditions driven by a low interest rate environment throughout most of 2004. See “Mortgage Banking” section for further discussion. In our Home Equity Lending segment, we recorded trading gains of $25 million in 2004 compared to trading losses of $52 million in 2003. The unrealized gains in 2004 principally reflect lower actual loss rates than those previously modeled and reflect more sizable recoveries resulting from home price appreciation and more aggressive collection efforts. See “Home Equity Lending” section for further discussion.

Noninterest Expense

      Noninterest expenses for the year ended December 31, 2004 totaled $407.2 million, compared to $412.0 million and $317.6 million in 2003 and 2002, respectively. The decrease in consolidated noninterest expense in 2004 is primarily related to lower personnel costs associated with our decreased production at the mortgage banking line of business. This decline was offset by higher personnel costs at the home equity lending, commercial banking, and commercial finance lines of business in connection with their improved performance in 2004.

Consolidated Balance Sheet Analysis

      Average assets for 2004 were $5.3 billion up 2% from December 31, 2003, and up 32% from December 31, 2002. The growth in the consolidated average balance sheet reflects increases in portfolio loans and leases particularly at the commercial banking and commercial finance lines of business. This growth was offset by declines in mortgage loans held for sale at the mortgage banking line of business as mortgage production decreased in 2004. Total assets at December 31, 2004 were $5.2 billion, up 5% from December 31, 2003.

Loans Held For Sale

      Loans held for sale totaled $0.9 billion at December 31, 2004, unchanged from December 31, 2003 and down 32% from December 31, 2002. The decrease compared to 2002 occurred primarily at our mortgage banking line of business where first mortgage loans held for sale declined from $1.2 billion at December 31, 2002 to $0.7 billion at December 31, 2003 and 2004. This decline reflects slower refinance activity at the mortgage line of business as a result of the interest rate environment at year-end 2003 and 2004. Included in loans held for sale at the mortgage line of business at December 31, 2004 and 2003 were $68 million and $116 million, respectively, of loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non-contingent right to repurchase these loans which causes “repurchase accounting” under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The liability associated with these loans is reflected in “other liabilities” on our Consolidated Balance Sheet.

Loans and Leases

      Our commercial loans and leases are originated throughout the United States and Canada. Equipment loans and leases are also originated in Canada by our commercial finance line of business. At December 31, 2004, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Commercial, financial and agricultural	$1,697,651	$1,503,619	$1,347,962	$1,055,307	$677,066
Real estate construction	287,496	306,669	314,851	287,228	220,485
Real estate mortgage	808,875	859,541	777,865	490,186	122,301
Consumer	31,166	27,370	27,857	38,489	56,785
Commercial financing:
Franchise financing	330,496	207,341	130,247	47,447	—
Domestic leasing	174,035	157,072	161,464	185,080	116,867
Canadian leasing	265,780	207,355	133,784	91,816	72,864
Unearned income:
Franchise financing	(86,638)	(56,837)	(34,494)	(11,497)	—
Domestic leasing	(23,924)	(22,038)	(24,793)	(32,686)	(21,570)
Canadian leasing	(34,497)	(29,038)	(19,467)	(13,548)	(9,876)

Total	$3,450,440	$3,161,054	$2,815,276	$2,137,822	$1,234,922

      The following table shows our contractual maturity distribution of loans at December 31, 2004. Actual principal payments may differ depending on customer prepayments:

		After One
	Within One	But Within	After
	Year	Five Years	Five Years	Total

	(Dollars in thousands)
Commercial, financial and agricultural	$736,322	$693,360	$267,969	$1,697,651
Real estate construction	192,868	74,690	19,938	287,496
Real estate mortgage	42,137	71,423	695,315	808,875
Consumer	20,715	8,546	1,905	31,166
Commercial financing:
Franchise financing	10,445	46,611	186,802	243,858
Domestic leasing	10,745	138,129	1,237	150,111
Canadian leasing	11,349	205,401	14,533	231,283

Total	$1,024,581	$1,238,160	$1,187,699	$3,450,440

Loans due after one year with:
Fixed interest rates				$1,060,852
Variable interest rates				1,365,007

Total				$2,425,859

Allowance for Loan and Lease Losses

      Changes in the allowance for loan and lease losses are summarized below:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$64,285	$50,936	$22,283
Provision for loan and lease losses	14,195	47,583	43,996
Charge-offs	(28,180)	(37,312)	(18,230)
Recoveries	5,335	3,420	2,870
Reduction due to sale of loans and leases and other	(627)	(234)	—
Reduction due to reclassification of loans	(10,808)	(690)	—
Foreign currency adjustment	243	582	17

Balance at end of period	$44,443	$64,285	$50,936

      The 2004 rollforward of allowance for loan and lease losses above includes the effect of the transfer and sale of portfolio loans at our home equity lending line of business. We transferred $355 million in loans to loans held for sale when the decisions were made to sell these loans from the portfolio. These loans had an associated allowance of $20.6 million. The loans were transferred with an allowance of $10.8 million to reduce their carrying value to fair market value. After the transfers, the remaining $9.8 million of excess allowance was reversed through the provision for loan and lease losses.

Investment Securities

      The following table shows the composition of our investment securities at the dates indicated:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
U.S. Treasury and government obligations	$3,556	$20,994	$14,992
Obligations of states and political subdivisions	3,746	3,960	4,210
Mortgage-backed securities	31,556	2,039	1,738
Other	69,364	65,532	47,008

Total	$108,222	$92,525	$67,948

      Included within the “other” category is $66 million, $63 million, and $46 million of FHLB and Federal Reserve Bank stock at December 31, 2004, 2003, and 2002, respectively, for which there is no readily determinable market value. The following table shows maturity distribution of our investment securities at December 31, 2004:

				Mortgage-backed
				Securities and
		After Five		FHLB & Federal
	Within	But Within	After Ten	Reserve Bank
	One Year	Ten Years	Years	Stock	Total

	(Dollars in thousands)
U.S. Treasury and government obligations	$—	$—	$3,556	$—	$3,556
Obligations of states and political subdivisions	—	530	3,216	—	3,746
Other	3,134	—	—	—	3,134

Total	3,134	530	6,772	—	10,436
Mortgage-backed securities				31,556	31,556
FHLB & Federal Reserve Bank stock				66,230	66,230

	$3,134	$530	$6,772	$97,786	$108,222

Weighted Average Yield
Held-to-maturity	—	5.18%	5.17%	5.30%
Available-for-sale	3.98%	—	5.36%	4.64%

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

Deposits

      Total deposits in 2004 averaged $3.4 billion compared to average deposits in 2003 of $3.1 billion, and average deposits in 2002 of $2.4 billion. Demand deposits in 2004 averaged $1.0 billion, unchanged from the 2003 average balance and up 74% on average from 2002. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2004, these escrow accounts averaged $0.7 billion compared to a 2003 average of $0.8 billion, and a 2002 average of $0.4 billion. The decrease in average escrow balances in 2004 relates to the mortgage banking line of business’ decline in refinancing activity. More than offsetting this decrease was an increase in core deposits. Average core deposits at our commercial bank, which exclude jumbo and brokered CDs and public funds, increased to $2.2 billion in 2004 compared to $1.7 billion in 2003.

      Our lines of business utilize institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2004, institutional broker-sourced deposits totaled $279.0 million compared to a balance of $339.4 million at December 31, 2003.

      The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, brokered deposits, escrows and core deposits at the dates indicated:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Under 3 months	$266,200	$284,095	$241,722
3 to 6 months	117,339	60,786	116,119
6 to 12 months	91,276	98,746	63,742
after 12 months	169,796	252,743	280,287

Total CDs	$644,611	$696,370	$701,870

Brokered deposits	$278,993	$339,417	$337,431

Mortgage banking escrow deposits	$680,812	$566,956	$582,626

Commercial banking core deposits	$2,197,671	$1,752,758	$1,516,812

Short-Term Borrowings

      Short-term borrowings during 2004 averaged $307.9 million compared to an average of $595.2 million in 2003, and $600.8 million in 2002. Short-term borrowings declined to $237.3 million at December 31, 2004 compared to $429.8 million at December 31, 2003. The decrease in short-term borrowings relates primarily to the increased use of deposits to support our asset growth in 2004.

      Federal Home Loan Bank borrowings averaged $185.9 million for the year ended December 31, 2004, with an average rate of 1.69%. The balance at December 31, 2004 was $71.8 million at an interest rate of 3.15%. The maximum outstanding during any month end during 2004 was $536.3 million. At December 31, 2003, Federal Home Loan Bank borrowings averaged $317.2 million, with an average rate of 1.46%. The balance at December 31, 2003 was $286.0 million at an interest rate of 1.34%. The maximum outstanding at any month end during 2003 was $977.0 million.

Collateralized and Other Long-Term Debt

      Collateralized borrowings totaled $547.5 million at December 31, 2004 compared to $590.1 million at December 31, 2003. The bulk of these borrowings have resulted from securitization structures that result in loans remaining as assets and debt being recorded on our balance sheet. This securitization debt represents match-term funding for these loans and leases. The decreased debt relates to the sale of portfolio loans at the home equity lending line of business and on-going run-off of the underlying loan and lease portfolios. This was offset by a new $0.4 billion secured financing transaction completed in 2004. These transactions are discussed in more detail in the “Home Equity Lending” section of this document.

      Other long-term debt totaled $270.2 million at December 31, 2004, unchanged from 2003. We have obligations represented by subordinated debentures totaling $240.1 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at December 31, 2004. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), at the end of 2003 we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.” We are evaluating the potential benefits of calling the trust preferred securities issued by IFC Capital Trust II, which become callable (under certain conditions) at par in September 2005.

Capital

      Shareholders’ equity averaged $472.5 million during 2004, up 19% compared to 2003, and up 48% from 2002. Shareholders’ equity balance of $502.6 million at December 31, 2004 represented $17.67 per common share, compared to $15.36 per common share at December 31, 2003, and compared to $12.98 per common share at year-end 2002. We paid an aggregate of $9.1 million in dividends during 2004, compared to $7.8 million during 2003 and $7.5 million during 2002.

      The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Tier 1 capital	$641,079	$556,793	$462,064
Tier 2 capital	141,866	183,738	196,092

Total risk-based capital	$782,945	$740,531	$658,156

Risk-weighted assets	$4,930,684	$4,917,622	$4,996,891
Risk-based ratios:
Tier 1 capital	13.0%	11.4%	9.3%
Total capital	15.9	15.1	13.2
Tier 1 leverage ratio	11.6	11.2	9.7
Ending shareholders’ equity to assets	9.6	8.7	7.4
Average shareholders’ equity to assets	9.0	7.6	8.0

      At December 31, 2004, our total risk-based capital ratio was 15.9%, exceeding our internal minimum target of 11.0%. At December 31, 2003 and 2002, our total risk-based capital ratio was 15.1% and 13.2%, respectively. Our ending equity to assets ratio at December 31, 2004 was 9.6% compared to 8.7% at December 31, 2003. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2004 was 9.0% compared to 7.6% for the year 2003. Our Tier 1 capital totaled $641.1 million as of December 31, 2004, or 13.0% of risk-weighted assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part 1, “Business,” “Supervision and Regulation.”

      We have issued $233.0 million in trust preferred securities through five IFC Capital Trusts and one IFC Statutory Trust as of December 31, 2004. All securities are callable at par after five years. These funds are all Tier 1 qualifying capital under current regulatory guidance. The sole assets of these trusts are our subordinated debentures. See further discussion in the “Collateralized and Other Long-Term Debt” section above. As of

December 31, 2003, we no longer consolidated these trusts in our consolidated financial statements. Highlights about these trusts are listed below:

		Interest Rate
		at
	Origination	December 31,	Maturity	$ Amount in
Name	Date	2004	Date	Thousands	Dividend	Other

IFC Capital Trust II	Nov 2000	10.50%	Sep 2030	$51,750	quarterly
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	51,707	quarterly	Initial conversion ratio of 1.261 shares of common stock to 1 convertible preferred security, currently callable at 10% premium
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,000	semiannual
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,000	semiannual
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	34,500	quarterly
IFC Statutory Trust VII	Nov 2003	5.46	Nov 2033	50,000	quarterly	Rate changes quarterly at three month LIBOR plus 290 basis points

				$232,957

      In July 1999, we raised $30 million of 7.58%, 15-year subordinated debt that is callable in 2009 at par. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

      In connection with our stock option plans, we repurchased 13 thousand common shares in 2004 with a market value of $0.4 million. In 2003, we repurchased 171 thousand shares with a market value of $4.2 million.

      In order to maintain product price competitiveness with other national banks, we allocate capital to our subsidiaries in a manner which reflects their relative riskiness and as if they were stand-alone businesses. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, interest rate (market) and operational. We adjust this allocation, as necessary, to assure that we meet regulatory and internal policy standards for minimum capitalization. We utilize internal risk measurement models, calibrated with a public-domain model from a nationally recognized rating agency, and capital requirements from our banking regulators to arrive at the capitalization required by line of business. We re-allocate capital to subsidiaries on a quarterly basis based on their risk and growth plans.

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

Cash Flow Analysis

      Our cash and cash equivalents decreased $43.7 million in 2004 compared to decreases of $17.0 million during 2003 and $0.5 million in 2002. Cash flows from operating activities provided $15.6 million in cash and cash equivalents in 2004 compared to $596.9 million in 2003. Changes in loans held for sale impact cash flows from operations. In a period in which loan sales exceed production such as we experienced in 2003, operating cash flows will increase. In 2003, our loans held for sale decreased $431 million, thus increasing the cash provided by operating activities. In 2004, our loans held for sale balance was relatively unchanged.

Earnings Outlook

      We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. However, as discussed before, our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets and balancing the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner. We expect a substantial proportion of 2005 earnings to come from net interest income derived from our credit portfolios in commercial banking, home equity lending and commercial finance lines of business. We expect segment growth and earnings to be more proportionate to our balance sheet exposures, rather than the disproportionate contribution provided by the mortgage segment during 2002 and 2003. Currently, market conditions for our mortgage banking segment are very difficult. Origination margins are significantly below our long-term expectations and we are not seeing increases in the value of our servicing portfolio as we would typically expect when mortgage origination revenues are declining

      A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities. For example, the valuation of our mortgage servicing portfolio is impacted by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until subsequent quarters — can be low. In addition, accounting principles generally accepted in the U.S. (GAAP) impose a lower-of-cost-or-market valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct economic hedges with the desired GAAP accounting outcome, although the economic balance may still exist.

      We are subject to basis risk in the management of our servicing portfolio. Currently, the basis risk is moving in a manner opposite to historic patterns, negatively affecting management of these assets. As discussed in more detail in the section of this report on “Interest Rate Risk,” we have approximately $1.6 million of mortgage servicing rights at risk to each one basis point change in interest rates. We typically counter-act this risk with the use of derivatives with a similar basis point value. Over time, this hedge has performed well in mitigating loss in value when interest rates have declined and has been structured in such a manner so that we can recapture some of the increase in value of servicing rights as rates rise, without losing an equal amount on our derivatives. Over the past six months, however, basis risk in our servicing asset and derivative position has caused our hedging position to be less effective than it has been historically as recent declines in mortgage rates has not been matched with equal declines in swap rates.

      Finally, while basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

      As a result, assuming these conditions persist through quarter end, we expect our revenues and thus net income will be lower in the first quarter of 2005 than in the fourth quarter. However, we believe we are in a transitory period for mortgage banking and, in light of the good growth we have had in our credit portfolios in 2004, we expect net income for the full year of 2005 to return to levels commensurate with our historic performance. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Over periods of normal economic cycles we strive to meet or exceed our long-term targets of double-digit growth in earnings per share and a return on equity above our cost of capital.

      We also have a large amount of income that is subject to assumptions and pricing for credit risks. We use a variety of methods for estimating the effects of and accounting for credit losses and interest rate changes, but ultimately, we need to make estimates based on imperfect knowledge of future events, which may cause actual results to differ materially from our expectations. For example, if the pace of economic growth in the U.S. is slower in 2005 than currently anticipated by consensus estimates, our credit related costs may increase beyond our current estimates. While a substantial portion of mortgage banking revenues are derived from loan origination activities, we have taken steps over the past year, more rapidly in the past six months, to reduce the number of branches in our system that are not achieving our desired return targets. This, by definition, lowers our revenues and in many cases, contribution to fixed or semi-fixed costs, but we believe it is the appropriate tactic over the long-term as a response to rising interest rates. We have continued these office-closing activities in the first quarter of 2005, principally in our retail channel that has historically had the lowest margins in rising interest rate environments. Where possible, we have attempted to transfer office lease obligations to acquirors. This is typically done for nominal consideration.

Summary of Quarterly Financial Information

	2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Summary Income Information
Interest income	$89,439	$89,965	$85,096	$79,803
Interest expense	(26,480)	(24,305)	(20,840)	(20,600)
Provision for loan and lease losses	(2,357)	(1,898)	(1,794)	(8,146)
Non-interest income	60,653	67,935	76,008	82,454
Non-interest expense	(96,550)	(102,492)	(107,757)	(100,436)
Income taxes	(10,280)	(12,011)	(12,769)	(12,734)

Net income	$14,425	$17,194	$17,944	$20,341

Earnings per share of common stock:
Basic(1)	$0.51	$0.61	$0.64	$0.72
Diluted(1)	0.48	0.57	0.60	0.67

	2003

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(In thousands)
Summary Income Information
Interest income	$84,372	$98,880	$98,851	$88,882
Interest expense	(24,472)	(23,247)	(26,890)	(24,490)
Provision for loan and lease losses	(9,928)	(14,778)	(13,634)	(9,243)
Non-interest income	80,407	105,024	74,269	69,599
Non-interest expense	(103,603)	(114,767)	(111,230)	(105,600)
Income taxes	(10,080)	(19,994)	(8,139)	(7,372)

Net income	$16,696	$31,118	$13,227	$11,776

Earnings per share of common stock:
Basic(1)	$0.60	$1.11	$0.47	$0.42
Diluted(1)	0.56	1.03	0.45	0.41

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding.

Earnings by Line of Business

      Irwin Financial Corporation is composed of five principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

      The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$20,266	$78,100	$44,543
Commercial Banking	23,424	22,477	16,085
Home Equity Lending	30,180	(19,890)	1,005
Commercial Finance	3,217	1,793	(58)
Venture Capital	(397)	(1,708)	(2,483)
Other (including consolidating entries)	(6,786)	(7,955)	(5,764)

	$69,904	$72,817	$53,328

Mortgage Banking

      The following table shows selected financial information for our mortgage banking line of business:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$40,825	$72,311	$41,545	$30,261	$15,401
Recovery of (provision for) loan losses	278	(664)	(354)	31	357
Noninterest income	197,971	326,000	207,177	185,251	118,293

Total net revenue	239,074	397,647	248,368	215,543	134,051
Operating expense	(204,205)	(267,880)	(175,277)	(153,706)	(112,506)

Income before taxes	34,869	129,767	73,091	61,837	21,545
Income taxes	(14,603)	(51,667)	(28,548)	(23,912)	(8,539)

Net income before cumulative effect of change in accounting principle	20,266	78,100	44,543	37,925	13,006
Cumulative effect of change in accounting principle	—	—	—	175	—

Net income	$20,266	$78,100	$44,543	$38,100	$13,006

Selected Balance Sheet Data at End of Period:
Total assets	$1,238,136	$1,258,641	$1,631,406	$926,946	$522,349
Mortgage loans held for sale	662,832	679,360	1,239,309	502,086	249,580
Mortgage servicing assets	319,225	348,174	146,398	211,201	121,555
Deposits	680,812	567,047	581,425	360,523	158,416
Short-term borrowing	133,150	214,877	809,921	385,640	215,826
Shareholder’s equity	123,265	122,671	100,069	63,150	47,828
Selected Operating Data:
Mortgage loan originations	$13,093,082	$22,669,246	$11,411,875	$9,225,991	$4,091,573
Servicing portfolio:
Balance at end of period	26,196,627	29,640,122	16,792,669	12,875,532	9,196,513
Weighted average coupon rate	5.75%	5.83%	6.59%	7.23%	7.76%
Weighted average servicing fee	0.35	0.33	0.37	0.45	0.43
Servicing sold as a % of originations	74.2	6.2	31.1	29.9	108.0

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

      We believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles. The timing difference is due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset, with no accounting equivalent for the production franchise. As a result, we sometimes experience greater volatility in short-term results than is apparent in longer-term measurements such as annual income.

      Our strategy of balancing exposure to mortgage originations and mortgage servicing is challenged in a period of flat or mildly declining interest rates (particularly in a period after significant refinance activity has subsided). Periods such as these are characterized by excess industry origination capacity and too little volume relative to fixed expenses, coupled with no meaningful increases in servicing values. These conditions have existed since the summer of 2004. As such, our mortgage segment results are likely to continue to be depressed until these conditions change.

      We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). As interest rates fluctuated in 2004, we chose to sell the servicing asset associated with a relatively higher percentage of our current originations due to the changed interest rate risk and expected total return profile of owning servicing on loans with current interest rates as well as to mitigate the growth of servicing assets as a percentage of our consolidated balance sheet. This differs from our actions over the past several years of adding to the portfolio as rates reached historic lows.

Strategy

      Our mortgage banking line of business focuses primarily on first-time homeowners, who we believe will increase in number in coming years due to certain national demographic trends that are favorable to housing formation in our target markets. The mortgage banking business is cyclical, following changes in interest rates. In our mortgage banking line of business we do not try to anticipate the timing of changes in interest rates, but instead we have developed a strategy intended to maintain profitability across interest rate cycles. Our strategy has three components:

•	We manage our loan production activities through the expansion or contraction of existing channels in geographic markets and demographic groups that support our strategy and by serving intermediaries (such as some brokers, correspondents and credit unions) that value our mortgage bank’s service-oriented approach to lending.

•	We focus on increasing profit margins by reducing fixed costs associated with the mortgage cycle. This initiative includes redesigning our work flow as to how we process, underwrite, and close loans.

•	We are more likely to retain servicing rights in periods of declining interest rates and more likely to sell these servicing rights during periods of increasing interest rates. This strategy gives us the flexibility to invest in servicing rights during periods of relatively high production when servicing values tend to decrease and sell the servicing during periods of lower production when servicing values tend to increase.

Net Income

      Net income from mortgage banking for the year ended December 31, 2004 was $20.3 million, compared to $78.1 million during 2003, a decrease of 74% and a decrease of 55% from 2002 results of $44.5 million. This net income decrease in 2004 primarily relates to a decline in mortgage originations due to generally rising interest rates, compressed interest margins and reduced valuation recoveries on mortgage servicing rights. The increased earnings in 2003 were primarily related to increased production as a result of a declining interest rate environment in 2003 relative to 2002.

      The following table shows the composition of our originations by loan categories for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Total originations	$13,093,082	$22,669,246	$11,411,875
Percent retail loans	20%	26%	34%
Percent wholesale loans	34	42	59
Percent correspondent	35	28	1
Percent brokered(1)	11	4	6
Percent refinances	52	67	61

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

      Mortgage loan originations for the year ended December 31, 2004 totaled $13.1 billion, down 42% from the same period in 2003. While 2004 was a strong production year, rates were not low enough to stimulate refinance demand similar to 2003. Refinanced loans accounted for 52% of loan production for 2004 compared to 67% in 2003 and 61% in 2002.

Net Revenue

      Mortgage banking net revenue for the year ended December 31, 2004 totaled $239.1 million, compared to $397.6 million for the year ended December 31, 2003, and $248.4 million in 2002. The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$40,825	$72,311	$41,545
Recovery of (provision for) loan losses	278	(664)	(354)
Gain on sales of loans	151,172	327,864	200,204
Servicing fees	104,500	83,124	58,316
Amortization expense	(95,721)	(118,920)	(55,097)
Recovery (impairment) of servicing assets	(4,204)	45,456	(143,376)
Gain (loss) on derivatives	18,889	(21,307)	125,586
Gain (loss) on sales of servicing assets	16,681	(305)	14,842
Other income	6,654	10,088	6,702

Total net revenue	$239,074	$397,647	$248,368

      Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income in 2004 decreased 44% to $40.8 million, compared to $72.3 million in 2003, and $41.5 million in 2002. The decrease in net interest income in 2004 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the year. The increase in net interest income in 2003 is a result of increased production related to the favorable interest rate environment in that year.

      Gain on sale of loans includes net revenues from three principal sources:

•	the valuation of newly-created mortgage servicing rights;
•	net loan origination fees which are recognized when loans are pooled and sold into the secondary mortgage market; and,
•	changes in fair value of forward contracts and interest rate lock commitments.

      Gain on sale of loans for the year ended 2004 totaled $151.2 million, compared to $327.9 million and $200.2 million in 2003 and 2002, a decrease of 54% and 24%, respectively. This decrease is attributable to decreased originations and reduced secondary market margins as a result of the increasing interest rate environment that began in the latter half of 2003 and subsequent intensified price competition. The increase in 2003 is a result of increased originations and secondary market activity during that year as a result of the favorable interest rate environment.

      While a substantial portion of mortgage banking revenues are derived from loan origination activities, we have taken steps over the past year, more rapidly in the past six months, to reduce the number of branches in our system that are not achieving our desired return targets. This, by definition, lowers our revenues and in many cases, lowers the contribution to fixed or semi-fixed costs, but we believe it is the appropriate tactic over the long-term as a response to rising interest rates. We have continued these office-closing activities in the first quarter of 2005, principally in our retail channel that has historically had the lowest margins in rising interest rate environments. Where possible, we have attempted to transfer office lease obligations to acquirors. This is typically done for nominal consideration.

      Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $104.5 million for the year of 2004, an increase of 26% from 2003 and an increase of 79% from 2002, primarily reflecting the growth in the servicing portfolio over the last two years.

      Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $95.7 million for the year ended December 31, 2004, compared to $118.9 million during 2003 and $55.1 million during 2002. The decrease in amortization expense in 2004 compared to 2003 relates in part to an other-than-temporary impairment adjustment of $7.0 million taken in the first quarter of 2004 and $38.5 million taken in the fourth quarter of 2003 to reflect our view that the originally recorded value of certain servicing rights, net of amortization, and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the adjustment has resulted in a reduction of amortization expense. Amortization expense in 2004 has also decreased as a result of an increase in the expected servicing life and cash flows caused by higher interest rates.

      Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. We determined fair value at December 31, 2004, through the use of independent valuations, valuation comparisons to actual servicing sale proceeds, and internal models. Impairment expense totaled $4.2 million during 2004, compared to impairment recovery of $45.5 million during 2003 and impairment expense of $143.4 million in 2002. The fluctuations in impairment expense are attributable to changes in actual and expected prepayment speeds due to interest rate changes. At December 31, 2004, the mortgage line of business held $10 billion notional amount in interest rate swaptions to manage the risk of our servicing assets. Notional amounts do not represent the amount of risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The impairment expense recorded in 2004 was more than offset by derivative gains of $18.9 million. We recorded derivative losses of $21.3 million during 2003 and derivative gains of $125.6 million were recorded during 2002. See the discussion of “Derivative Financial Instruments” in our Risk Management section for additional information on our risk management activities.

      Since the second quarter of 2004, the interest rate differential between the mortgages underlying our servicing asset and the interest rate swap curve underlying the derivatives we use to hedge the fluctuation in value of our servicing rights has moved in a manner counter to traditional movements during declining rate periods. For example, as of May 31, 2004, the spread between these two rates was 0.99%. As of March 7, 2005, mortgage interest rates have declined 0.68% since May 2004, and the spread between the mortgage and swap rates has compressed to 0.50%. Traditionally, in falling rate environments, the spread between these rates increases. The compression between these rates has rendered our servicing hedge significantly less effective than we would want. Over time, should mortgage rates remain at or near low current levels we would anticipate an increase in mortgage production. Alternatively, if rates rise or spreads return to more normal patterns, we would anticipate recapturing a meaningful amount of the impairment. Nonetheless, in the short-term, should these mortgage swap relationships not revert to historic patterns prior to the end of the first quarter, we may experience material impairment for the quarter, with a resulting negative effect on consolidated net income for the period.

      Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 74% of loan originations in 2004, compared to 6% in 2003, and 31% in 2002. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $8.3 billion of servicing in 2004, generating $16.7 million in pre-tax gains. This compares to servicing sales of $0.6 billion in 2003, producing a $0.3 million pre-tax loss. In 2002, servicing sales totaled $2.9 billion producing a $14.8 million pre-tax gain. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing in 2004 to manage the size and composition of our investment in mortgage servicing assets.

Operating Expenses

      The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$77,209	$81,589	$61,418
Incentive and commission pay	41,230	79,956	47,137
Other expenses	85,766	106,335	66,722

Total operating expenses	$204,205	$267,880	$175,277

Number of employees at period end(1)	1,675	2,175	1,858

(1)	On a full time equivalent basis.

      Operating expenses for the year ended December 31, 2004 totaled $204.2 million, a 24% decrease over the year 2003, and a 17% increase over 2002. Salaries and employee benefits including incentive and commission pay decreased 27% in 2004 over 2003 and increased 9% over 2002. These decreases in operating expenses reflect significant decreases in production activities in 2004 versus 2003. However, the relative decreases in operating expenses are less than the relative decreases in production due to the fixed and semi-variable nature of certain operating expenses and the impact of investments in various process improvement initiatives.

Mortgage Servicing

      The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Portfolio in billions)
Beginning servicing portfolio	$29.6	$16.8	$12.9
Mortgage loan closings(1)	11.7	21.9	10.8
Sales(1)	(8.3)	(0.6)	(2.9)
Run-off(2)	(6.8)	(8.5)	(4.0)

Ending servicing portfolio	$26.2	$29.6	$16.8

Number of loans (end of period)	205,463	229,983	137,738
Average loan size	$127,500	$128,880	$121,917
Weighted average coupon	5.75%	5.83%	6.59%
Percent Government National Mortgage Association (GNMA) and state housing programs	30	26	37
Percent conventional and other	70	74	63
Delinquency ratio	4.6	4.6	5.3
Mortgage servicing assets to related servicing portfolio (3)	1.20	1.19	0.88

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

      Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $26.2 billion at December 31, 2004, a 12% decrease from the December 31, 2003 balance of $29.6 billion, and a 56% increase from the same date in 2002. The decrease in 2004 relates primarily to bulk servicing sales and the decision to sell a relatively high proportion of the servicing rights created by new production (“flow sales” where the servicing is sold at the same time the underlying mortgage is sold into the secondary market). In 2003 we had minimal servicing sales and sold a lower proportion of originated servicing rights as we built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production.

      We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At December 31, 2004, we estimated the fair value of these assets to be $320.7 million in the aggregate, or $1.5 million greater than the carrying value on the balance sheet. At December 31, 2003, we estimated the fair value of these assets to be $358.9 million in the aggregate, or $10.7 million greater than the carrying value on the balance sheet. The difference between carrying value and market value is the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets.

Commercial Banking

      The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$127,029	$112,679	$110,107	$104,514	$82,680
Interest expense	(37,412)	(33,663)	(40,253)	(53,515)	(44,268)

Net interest income	89,617	79,016	69,854	50,999	38,412
Provision for loan and lease losses	(3,307)	(5,913)	(9,812)	(7,900)	(2,933)
Other income	18,316	21,070	16,081	14,981	12,006

Total net revenue	104,626	94,173	76,123	58,080	47,485
Operating expense	(65,450)	(56,699)	(50,029)	(43,482)	(35,805)

Income before taxes	39,176	37,474	26,094	14,598	11,680
Income taxes	(15,752)	(14,997)	(10,009)	(5,680)	(4,590)

Net income	$23,424	$22,477	$16,085	$8,918	$7,090

Selected Balance Sheet Data at End of Period:
Assets	$2,622,877	$2,203,965	$1,969,956	$1,648,294	$1,167,559
Securities and short-term investments	327,664 (1)	107,668	44,433	43,278	27,287
Loans and leases	2,223,474	1,988,633	1,823,304	1,514,957	1,067,980
Allowance for loan and lease losses	(22,230)	(22,055)	(20,725)	(14,644)	(9,228)
Deposits	2,390,839	1,964,274	1,733,864	1,456,376	998,855
Shareholder’s equity	143,580	162,050	154,423	129,179	68,539
Daily Averages:
Assets	$2,476,835	$2,119,944	$1,802,896	$1,402,589	$956,744
Loans and leases	2,094,190	1,914,608	1,693,426	1,276,003	879,875
Allowance for loan and lease losses	(22,304)	(21,895)	(17,823)	(11,038)	(8,133)
Deposits	2,258,538	1,894,406	1,583,926	1,253,725	851,386
Shareholder’s equity	147,759	147,886	140,249	85,312	57,214
Shareholder’s equity to assets	5.97%	6.98%	7.78%	6.08%	5.98%

(1)	Includes $293 million of inter-company investments, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.

Overview

      Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Strategy

      Our strategy is to provide superior service to our existing small business customers and to expand those services into selected new markets. We target metropolitan markets with strong economies where we believe recent bank consolidation has negatively impacted customers. We believe this consolidation has led to disenchantment with the delivery of financial services to the small business community among the owners of those small businesses and the senior banking officers who had been providing services to them. In markets that management identifies as attractive opportunities, the bank seeks to hire senior commercial loan officers and cash management personnel who have strong local ties and who can focus on providing personalized services to small businesses in that market. Having integrated into our operations the new markets we opened in the late 1990s, we are once again looking at market expansion opportunities. Our strategy is to expand in markets that satisfy the following criteria:

•	the market is a metropolitan area with attractive business demographics and diversification displaying evidence of sustainable growth;

•	recent banking merger and acquisition activity has occurred in the market and management believes that the acquiror is viewed by customers as an outsider and/or not responsive to local small business needs; and

•	we are able to attract experienced, senior banking staff to manage the new market.

      In 2004, we opened new banking offices in Milwaukee and Sacramento. These offices contributed an immaterial amount to revenues and expenses in 2004.

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

      The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,

	2004		2003		2002

	Loans	Percent	Loans	Percent	Loans	Percent
	Outstanding	of Total	Outstanding	of Total	Outstanding	of Total

	(Dollars in thousands)
Southern Indiana	$456,672	20.5%	$423,213	21.3%	$407,493	22.3%
Other Midwest Markets	1,227,848	55.2	1,134,489	57.0	1,092,759	59.9
Western Markets	538,954	24.2	430,931	21.7	323,052	17.7

Total	$2,223,474	100.0%	$1,988,633	100.0%	$1,823,304	100.0%

	Core	Percent	Core	Percent	Core	Percent
	Deposits	of Total	Deposits	of Total	Deposits	of Total

Southern Indiana	$943,869	42.9%	$835,552	47.7%	$763,531	50.3%
Other Midwest Markets	663,492	30.2	556,831	31.8	482,489	31.8
Western Markets	590,310	26.9	360,375	20.6	270,792	17.9

Total	$2,197,671	100.0%	$1,752,758	100.0%	$1,516,812	100.0%

Net Income

      Commercial banking net income increased to $23.4 million during 2004 up 4%, compared to $22.5 million in 2003, and up 46% compared to 2002 net income of $16.1 million.

Net Interest Income

      The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net interest income	$89,617	$79,016	$69,854
Average interest earning assets	2,392,049	2,046,658	1,745,816
Net interest margin	3.75%	3.86%	4.00%

      Net interest income was $89.6 million, an increase of 13% over 2003, and an increase of 28% from 2002. The 2004 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2004 was 3.75%, compared to 3.86% in 2003, and 4.00% in 2002. The reduction in 2004 margin is due to slower than anticipated loan growth, which has led to greater than planned excess liquidity invested in lower yielding assets.

Provision for Loan and Lease Losses

      Provision for loan and lease losses declined to $3.3 million in 2004, compared to provisions of $5.9 million and $9.8 million in 2003 and 2002, respectively. The declining provision relates to a combination of improved overall loan quality, improving economic conditions and slower loan growth. See further discussion in “Credit Quality” section later in this document.

Noninterest Income

      The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Trust fees	$1,902	$1,817	$1,933
Service charges on deposit accounts	5,071	5,095	4,775
Insurance commissions, fees and premiums	2,143	2,009	1,705
Gain from sales of loans	2,947	7,814	5,167
Loan servicing fees	1,374	1,237	945
Amortization of servicing assets	(1,559)	(2,705)	(1,609)
Recovery (impairment) of servicing assets	582	744	(1,574)
Brokerage fees	1,465	1,264	1,236
Other	4,391	3,795	3,503

Total noninterest income	$18,316	$21,070	$16,081

      Noninterest income during 2004 decreased 13% over 2003 and increased 14% over 2002. This decrease was due primarily to lower gains from sales of loans related to decreased mortgage production in this line of business, partially offset by lower servicing asset amortization. The commercial banking line of business has a first mortgage servicing portfolio that has increased to $454 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at December 31, 2004, to be $3.8 million.

Operating Expenses

      The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$40,422	$34,853	$29,896
Other expenses	25,028	21,846	20,133

Total operating expenses	$65,450	$56,699	$50,029

Efficiency ratio	60.6%	56.7%	58.2%
Number of employees at period end(1)	525	493	454

(1)	On a full time equivalent basis

      Operating expenses during 2004 totaled $65.5 million, an increase of 15% over 2003, and an increase of 31% from 2002. The increase in salaries and benefits is primarily attributable to higher incentive compensation driven by a higher return on equity at this line of business in 2004 and increased personnel costs related to new market expansion and support staff. The higher return on equity was partially the result of lower internal capital allocations during 2004.

Balance Sheet

      Total assets for the year ended December 31, 2004 averaged $2.5 billion compared to $2.1 billion in 2003, and $1.8 billion in 2002. Average earning assets for the year ended December 31, 2004 were $2.4 billion compared to $2.0 billion in 2003, and $1.7 billion in 2002. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. In addition, average investments have increased from $22 million in 2003 to $202 million in 2004. This increase relates primarily to inter-company investments, the result of excess liquidity related to deposit growth in excess of asset deployment needs. The funds have been redeployed in earning assets at our other lines of business. Earnings credited to the commercial banking line of business from these investments approximate alternative external investment rates. Average core deposits for the year totaled $2.0 billion, an increase of 23% over average core deposits in 2003, and an increase of 58% from 2002.

Credit Quality

      Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased at December 31, 2004, compared to December 31, 2003. The decline in nonperformings in 2004 was primarily the result of satisfactory management of delinquent loans and collections made to nonperforming relationships during the past year. Nonperforming loans are not significantly concentrated in any industry category. The decline in the allowance for loan losses as a percent of total loans reflects our belief that overall loss experience has declined due to improving economic conditions, significantly lower loan growth, improved overall loan quality and successful workouts of several nonperforming loans in 2004. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Nonperforming loans	$21,247	$25,614	$14,970
Other real estate owned	1,533	995	96

Total nonperforming assets	$22,780	$26,609	$15,066

Nonperforming assets to total assets	0.87%	1.21%	0.76%
Allowance for loan losses	$22,230	$22,055	$20,725
Allowance for loan losses to total loans	1.00%	1.11%	1.14%
For the Period Ended:
Provision for loan losses	$3,307	$5,913	$9,812
Net charge-offs	3,133	4,583	3,731
Net charge-offs to average loans	0.15%	0.24%	0.22%

Home Equity Lending

      The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$98,983	$106,545	$94,068	$61,803	$35,864
Provision for loan and lease losses	(4,369)	(29,575)	(25,596)	(2,320)	(461)
Noninterest income	71,368	(19,525)	11,791	64,786	68,044

Total net revenues	165,982	57,445	80,263	124,269	103,447
Operating expenses	(114,779)	(90,538)	(78,588)	(97,189)	(72,623)

Income (loss) before taxes	51,203	(33,093)	1,675	27,080	30,824
Income taxes	(21,023)	13,203	(670)	(10,832)	(12,330)

Net income (loss)	$30,180	$(19,890)	$1,005	$16,248	$18,494

Selected Balance Sheet Data:
Total assets	$996,500	$1,070,634	$939,494	$602,226	$550,526
Home equity loans and lines of credit(1)	590,175	692,637	626,355	346,192	4,510
Allowance for loan losses	(11,330)	(29,251)	(21,689)	(2,220)	(500)
Home equity loans held for sale	227,740	202,627	75,540	—	330,208
Residual interests	51,542	70,519	157,065	199,071	152,614
Mortgage servicing assets	44,000	28,425	26,444	15,265	7,708
Short-term borrowings	359,902	368,640	201,328	138,527	163,732
Collateralized debt	352,625	460,535	391,425	—	—
Shareholders’ equity	138,372	128,555	155,831	135,493	99,586
Selected Operating Data:
Loan volume:
Lines of credit	$508,287	$324,094	$443,323	$317,579	$629,906
Loans	934,027	809,222	623,903	831,830	596,049
Total managed portfolio balance	1,147,137	1,513,289	1,830,339	2,064,542	1,625,719
Delinquency ratio(2)	4.8%	5.9%	6.0%	5.1%	4.4%
Total managed portfolio balance including credit risk sold	2,807,367	2,568,356	2,502,685	2,317,975	1,825,527
Weighted average coupon rate:
Lines of credit	9.18%	9.71%	10.79%	11.11%	14.04%
Loans	11.87	12.07	13.50	13.38	13.09
Gain on sale of loans to loans sold	2.24	3.81	4.70	8.47	6.06
Net home equity charge-offs to average managed portfolio	2.48	4.37	2.87	1.82	0.57

(1)	Includes $361.1 million, $478.7 million and $392.4 million of collateralized loans at December 31, 2004, 2003 and 2002, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

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

Strategy

      We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer, the disposable income of the borrower, and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV, or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the year ended December 31, 2004, HLTV home equity loans made up 44% of our loan originations and 47% of our managed portfolio. HLTVs constituted 64% of our managed portfolio at December 31, 2003. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. In accordance with regulatory guidance set forth in Supervision and Regulation Letter 01-4 and in consultation with our banking regulators, we made a risk-weighting adjustment in our regulatory Consolidated Report of Condition and Income, beginning with the third quarter of 2003. This adjustment reflects a risk weighting of 200 percent for certain HLTV assets (approximately $72 million at December 31, 2004 compared with $235 million at December 31, 2003) that are described in the guidance as “subprime.” The designation of certain loans as “subprime” and the additional capital requirement for those loans was a principal driver in our decision to respond to secondary market demand for seasoned home equity product and sell a portion of our portfolio in 2004.

      For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 78%, or $0.9 billion, of our home equity managed portfolio at December 31, 2004 was originated with early repayment provisions, reflecting such customer choice.

      Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In addition to loan sales, from time to time we have sold loans and will continue to consider the sale of certain assets such as residual assets and mortgage servicing rights. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks are prohibited from holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90 percent. This limitation also factors into our sale decisions. Our long-term expectations for whole loan sales are in the 75% range. We generally retain the servicing rights for the loans we sell.

Portfolio Mix

      Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans using unsecured debt criteria, while adjusting for relative riskiness by LTV level and credit profile through our pricing. We believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business to avoid concentrations that may be subject to local real estate market inflation. The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2004 and December 31, 2003:

State	2004	2003

California	15.4%	16.2%
Florida	7.4	7.5
Washington	6.1	5.3
Michigan	6.0	3.9
Arizona	5.6	6.0
All other states	59.5	61.1

Total	100.0%	100.0%

      The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2004:

			Weighted
			Average
	Amount	% of Total	Coupon

	(Dollars in thousands)
Home equity loans< = 100% CLTV	$182,817	15.94%	9.79%
Home equity lines of credit< = 100% CLTV	384,547	33.52	7.82

Total< = 100% CLTV	567,364	49.46	8.46
Home equity loans> 100% CLTV	349,791	30.49	13.27
Home equity lines of credit> 100% CLTV	175,082	15.26	11.70

Total> 100% CLTV	524,873	45.75	12.75
First mortgages	36,694	3.20	7.18
Other (including discontinued products)	18,206	1.59	13.88

Total managed portfolio(1)	$1,147,137	100.00%	10.46%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.1 billion) that we service and on which we carry credit risk. At December 31, 2004, we also serviced another $1.7 billion of loans for which the credit risk is held by others.

Securitizations

      Since inception in 1995, we have used secondary markets to assist in the funding of the loans we make. These securitizations have provided a stable, relatively low cost source of matched maturity funding for us. The securitizations can be accounted for in one of two methods:

•	As off balance sheet, “SFAS 140”, structures where both the loans and securitization liabilities are off balance sheet. We record a gain on sale of loans at the time of securitization, retain a residual interest and record subsequent trading gains/losses throughout the life of the loans as our assumptions of future performance change. We engaged in such securitizations from 1995 through 2001.

•	As on balance sheet structures (“secured financings”) where the loans are left on balance sheet and the securitization liabilities are brought on balance sheet as collateralized debt. We then report net interest income on an accrual basis over the life of the loans. We have used these structures since 2001.

      Our secured financings and securitizations have triggers that, when exceeded, provide trustees and/or bond insurers with the ability, but not the obligation, of removing us as servicer. Trigger levels are typically in the form of cumulative or periodic losses and/or delinquencies for a pool of loans over a stated period of time. At December 31, 2004, we had $45.7 million in loans that we serviced and for which certain triggers had been exceeded. The mortgage servicing rights related to the loans for which a trigger had been exceeded totaled

$1.4 million at December 31, 2004. Based on our evaluation of industry practice by trustees and bond insurers and our estimation of the steps the independent trustees would take, we believe it is unlikely that the trustees will remove servicing from us given current performance of our securitizations. As a result, we have not provided for an allowance for this contingency.

Home Equity Servicing

      Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. Generally accepted accounting principles require us to book a servicing asset under both the “SFAS 140” and the “secured financing” structures. The total servicing portfolio was $2.8 billion at December 31, 2004 compared to $2.6 billion at December 31, 2003. For whole loans sold with servicing retained totaling $1.4 billion and $1.0 billion at December 31, 2004 and 2003, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at December 31, 2004 was $44.0 million up from $28.4 million at December 31, 2003 reflecting additional secondary market sales and financings, net of amortization and run-off.

      Our Managed Portfolio, representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $0.8 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.3 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “Owned Residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months.

      In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $1.3 billion of loans at December 31, 2004 and $0.8 billion at December 31, 2003 for which we have the opportunity to earn an incentive servicing fee.

      The following table sets forth certain information for these portfolios:

	December 31,

	2004	2003

	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,147,137	$1,513,289
30 days past due	4.76%	5.87%
90 days past due	1.60	2.43
Net Chargeoff Rate	2.48	4.37
Unsold Loans
Total Loans(1)	$814,595	$897,227
30 days past due	1.93%	2.91%
90 days past due	0.78	1.25
Net Chargeoff Rate	1.28	2.49
Loan Loss Reserve	$11,330	$29,251
Owned Residual
Total Loans	$332,542	$616,062
30 days past due	11.71%	10.18%
90 days past due	3.61	4.15
Net Chargeoff Rate	5.00	6.40
Residual Undiscounted Losses	$19,126	$64,598
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$1,286,282	$849,264
30 days past due	2.54%	2.44%
90 days past due	0.87	0.72

(1)	Excludes deferred fees and costs.

      The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, our servicing practices, and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 4.8% at December 31, 2004, and 5.9% at December 31, 2003.

Net Income

      Our home equity lending business recorded net income of $30.2 million during the year ended December 31, 2004, compared to a net loss of $19.9 million in 2003 and net income of $1.0 million in 2002. The most significant factor in the increased earnings during 2004 was improving credit quality (including the modeling of recovery experience) that drove significant increases in the fair value of our residual interests recorded through “trading gains/losses,” instead of the significant write downs of these assets suffered in 2003.

Net Revenue

      Net revenue in 2004 totaled $166.0 million, compared to net revenue in 2003 and 2002 of $57.4 million and $80.3 million, respectively. The increase in revenues is primarily a result of the change from trading losses to trading gains related to adjustments made in marking the residual interests to fair value in the respective periods, reflecting improved credit quality trends in the underlying loan portfolios represented by these residuals. The improved credit quality including modeling of recoveries has also resulted in declines to our provision for loan losses in 2004. Provision for loan losses totaled $4.4 million in 2004 compared to $29.6 million in 2003 and $25.6 million in 2002.

      Our home equity lending business produced $1.4 billion of home equity loans in 2004 compared to $1.1 billion in both 2002 and 2003. Our home equity lending business had $0.8 billion of loans and loans held for sale at December 31, 2004, compared to $0.9 billion at December 31, 2003, and $0.7 billion at the same date in 2002. Included in the loan balance at December 31, 2004, 2003 and 2002 were $0.4 billion, $0.5 billion and $0.4 billion of collateralized loans as part of secured financings.

      The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net interest income	$98,983	$106,545	$94,068
Provision for loan losses	(4,369)	(29,575)	(25,596)
Gain on sales of loans	29,180	26,069	29,887
Loan servicing fees	28,824	21,835	13,528
Amortization of servicing assets	(19,863)	(13,894)	(5,485)
Recovery (impairment) of servicing assets	1,148	(1,684)	(1,420)
Trading gains (losses)	25,176	(52,209)	(26,032)
Other income	6,903	358	1,313

Total net revenue	$165,982	$57,445	$80,263

      Net interest income decreased to $99.0 million for the year ended December 31, 2004, compared to 2003 net interest income of $106.5 million, and $94.1 million in 2002. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $12.5 million during 2004 versus $20.7 million in 2003, and $34.2 million in 2002. The decline in accretion reflects the reduced carrying value of our residual interests. The non-accretion net interest income increased to $86.5 million in 2004 compared to $85.9 million in 2003 and $59.9 million in 2002. The increase in 2003 over 2002 is a result of the buildup of our on-balance sheet loan portfolio.

      Provision for loan losses decreased to $4.4 million in 2004 compared to $29.6 million in 2003 and $25.6 million in 2002. The decreased provision relates to improvements in the credit quality of the loan portfolio. In addition, we transferred $355 million in loans to loans held for sale when the decisions were made to sell these portfolio loans. These loans had an associated allowance of $20.6 million. The loans were transferred with an allowance of $10.8 million to reduce their carrying value to fair market value. After the transfers, the remaining $9.8 million of excess allowance was reversed through the provision for loan and lease losses.

      Gains on sales of loans for the year ended December 31, 2004 totaled $29.2 million, compared to $26.1 million and $29.9 million during the same period in 2003 and 2002, respectively. We completed whole loan sales during 2004 of $1.3 billion compared to sales in 2003 of $0.7 billion. The gain relative to the amount of loans sold was lower than in the prior year due to product mix sold and the related loan yields.

      We do not record a residual interest as a result of whole loan sales. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These incentive servicing fee contracts are treated as derivatives and classified in other assets. At December 31, 2004, we recorded incentive fees for two transactions. Included in other income during the year of 2004 was $4.5 million related to these incentive-servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $4.5 million recognized during 2004, $1.0 million was the result of cash collections and $3.5 million represented the projected value of future cash payments, present valued using a discount rate of 30%.

      Loan servicing fees totaled $28.8 million in 2004 compared to $21.8 million in 2003 and $13.5 million in 2002. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.3 billion and $1.7 billion at December 31, 2004 and 2003, respectively. The increase in loan servicing fees relates to the increased size of the servicing portfolio and increased early repayment fees that totaled $13.7 million and $8.3 million in 2004 and 2003, respectively, on the portfolio underlying the mortgage servicing asset.

      Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2004, net servicing assets totaled $44.0 million, compared to a balance of $28.4 million at December 31, 2003, and $26.4 million at December 31, 2002. Servicing asset amortization expense totaled $19.9 million during 2004, compared to $13.9 million in 2003, and $5.5 million in 2002. The increased amortization is a result of the increase in the size of the underlying servicing portfolio.

      Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $25.2 million in 2004 compared to losses of $52.2 million in 2003 and $26.0 million in 2002. Residual interests had a balance of $51.5 million at December 31, 2004 and $70.5 million at December 31, 2003, compared to $157.1 million at the same date in 2002. The decrease in residual interest balance reflects a combination of cash receipts, runoff, performance-based valuation adjustments and the 2004 repurchase of $5.3 million of residuals we had sold between 1999 and 2001. The $51.5 million valuation at December 31, 2004 reflects $58.2 million of anticipated undiscounted cash flows of which $47.8 million represents existing securitization overcollateralization and reserve funds, and the remaining $10.4 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our reported earnings. The increased unrealized trading gains in 2004 principally reflect lower actual loss rates than those previously modeled. A material portion of the lower losses came about due to improved recoveries during 2004 of previously charged-off loans. This improvement in recoveries was the result of enhancements we have made to our loss recovery systems and strong housing markets. In our residual asset valuation models, as well as in our assumptions for allowance for loan and lease losses, we anticipate continued strong recoveries in 2005, although not at the level of 2004 recoveries due to reduced levels of charge-offs and moderating home prices. These models were revised in the fourth quarter of 2004 to account for potential recoveries, as our credit risk management analysis had by that time been able to collect sufficient data to make statistically reliable estimates of future recoveries. Our forward loss assumptions, including assumptions about gross losses and recoveries, are reevaluated monthly and, as such, our residual asset valuations are adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

      The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$75,649	$52,074	$46,548
Other	39,130	38,464	32,040

Total operating expenses	$114,779	$90,538	$78,588

Number of employees at period end(1)	642	663	692

(1)	On a full time equivalent basis.

      Operating expenses were $114.8 million for the year ended December 31, 2004, up from $90.5 in 2003, and an increase of 46% from 2002. Operating expenses in 2004 include compensation expense related to long term compensation plans at the home equity line of business totaling $14.5 million, $2.3 million and ($5.1) million in 2004, 2003 and 2002, respectively.

Commercial Finance

	Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$28,084	$22,766	$15,140	$9,481	$3,196
Provision for loan and lease losses	(6,798)	(11,308)	(8,481)	(6,939)	(1,513)
Noninterest income	6,275	5,868	4,397	1,695	799

Total net revenue	27,561	17,326	11,056	4,237	2,482
Operating expense	(18,782)	(15,072)	(12,122)	(8,424)	(5,045)

Income (loss) before taxes	8,779	2,254	(1,066)	(4,187)	(2,563)
Income taxes	(5,562)	(461)	513	1,309	945

Income (loss) before cumulative effect of change in accounting principle	3,217	1,793	(553)	(2,878)	(1,618)
Cumulative effect of change in accounting principle	—	—	495	—	—

Net income (loss)	$3,217	$1,793	$(58)	$(2,878)	$(1,618)

Selected Balance Sheet Data at End of Period:
Total assets	$636,604	$474,915	$343,384	$266,670	$159,773
Loans and leases	625,140	463,423	345,844	264,827	154,934
Allowance for loan and lease losses	(9,624)	(11,445)	(7,657)	(4,587)	(2,441)
Shareholders’ equity	55,993	44,255	29,236	18,741	21,346
Selected Operating Data:
Net charge-offs	$8,235	$7,868	$5,401	$4,653	$961
Net interest margin	5.33%	5.63%	5.07%	4.64%	4.50%
Total funding of loans and leases	$366,545	$272,685	$207,087	$190,716	$113,323

Overview

      We established this line of business in 1999. In this segment, we provide small ticket, full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States.

Strategy

      Our strategy is to provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the majority of our contracts are full payout loans with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems.

Net Income

      Commercial finance net income increased to $3.2 million during 2004, compared to net income of $1.8 during 2003 and a loss of $58 thousand in 2002. Results in 2004 reflect growth of $5.3 million in net interest income over 2003. Net interest income in 2003 increased 50% over 2002. Provision for loan and lease losses decreased to $6.8 million in 2004, compared to provisions of $11.3 million and $8.5 million in 2003 and 2002, respectively. The 2004 earnings are attributable to portfolio growth, improvements in credit quality, and higher than expected gains from the sale of leases and whole loans without credit recourse.

Net Interest Income

      The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net interest income	$28,084	$22,766	$15,140
Average interest earning assets	526,754	404,089	298,854
Net interest margin	5.33%	5.63%	5.07%

      Net interest income was $28.1 million, an increase of 23% over 2003, and an increase of 85% from 2002. The improvement in net interest income resulted from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $625.1 million at December 31, 2004, an increase of 35% and 81% over year-end 2003 and 2002 balances, respectively. This line of business originated $366.5 million in loans and leases during 2004, compared to $272.7 million during 2003 and $207.1 million in 2002.

      Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2004 was 5.33%, compared to 5.63% in 2003, and 5.07% in 2002. The decrease in 2004 margin is due primarily to changes in yields and product mix.

Provision for Loan and Lease Losses

      The provision for loan and lease losses decreased to $6.8 million in 2004 compared to $11.3 million in 2003 and $8.5 million in 2002. The decreased provisioning levels relate primarily to improvements in credit quality in our lease portfolio. We added $2.8 million in specific reserves to the allowance during 2004 related to a potential loss on lease receivables on product manufactured and supplied to customers by a single vendor. The majority of these leases were charged off in 2004. We no longer originate leases for this vendor.

Noninterest Income

      The following table shows the components of noninterest income for our commercial finance line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Gain from sales of loans	$1,796	$2,630	$1,374
Derivative losses, net	(536)	(803)	—
Other	5,015	4,041	3,023

Total noninterest income	$6,275	$5,868	$4,397

      Noninterest income during 2004 increased 7% over 2003 and 43% over 2002. Included in noninterest income were gains from sales of leases and whole loans that totaled $1.8 million in 2004 compared to $2.6 million in 2003 and $1.4 million in 2002. Also included in noninterest income during 2004 and 2003 was $0.5 million and $0.8 million of interest rate derivative losses in our Canadian operation related to asset-liability mismatches in our funding of that operation. We had no derivative losses for this line of business during the same period in 2002.

Operating Expenses

      The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Salaries and employee benefits	$14,333	$11,606	$9,482
Other	4,449	3,466	2,640

Total operating expenses	$18,782	$15,072	$12,122

Number of employees at period end(1)	162	133	134

(1)	On a full time equivalent basis

      Operating expenses during 2004 totaled $18.8 million, an increase of 25% over 2003, and an increase of 55% from 2002. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher production levels and the achievement of profitability.

Credit Quality

      The commercial finance line of business had nonperforming loans and leases at December 31, 2004 totaling $3.9 million, compared to non-performing loans and leases at December 31, 2003 and 2002 totaling $4.1 million and $4.9 million, respectively. Net charge-offs recorded by this line of business totaled $8.2 million in 2004 compared to $7.9 million in 2003 and $5.4 million in 2002. The bulk of the charge-offs in 2004 relate to a credit relationship with a single vendor as noted above in the discussion on provision for loan and leases losses. Allowance for loan and lease losses at December 31, 2004 totaled $9.6 million, representing 1.54% of loans and leases, compared to a balance at December 31, 2003 of $11.4 million, representing 2.47% of loans and leases and a balance of $7.7 million or 2.21% of the portfolio at December 31, 2002.

      The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Nonperforming loans	$3,936	$4,083	$4,855
Allowance for loan losses	9,624	11,445	7,657
Allowance for loan losses to total loans	1.54%	2.47%	2.21%
For the Period Ended:
Provision for loan losses	$6,798	$11,308	$8,481
Net charge-offs	8,235	7,868	5,401
Net charge-offs to average loans	1.59%	1.97%	1.81%

      The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	December 31,

	2004	2003

	(Dollars in thousands)
Domestic franchise loans	$243,859	$150,505
Weighted average yield	8.11%	8.45%
Delinquency ratio	0.35	0.45
Domestic leases	$149,999	$134,602
Weighted average yield	8.95%	9.54%
Delinquency ratio	1.09	1.32
Canadian leases(1)	$231,282	$178,316
Weighted average yield	9.77%	10.12%
Delinquency ratio	0.82	0.89

(1)	In U.S. dollars.

Venture Capital

      The following table shows selected financial information for our venture capital line of business for the periods indicated:

	Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$(11)	$(210)	$43
Mark-to-market adjustment on investments	(852)	(2,954)	(4,187)
Noninterest income	649	886	501

Total net revenues	(214)	(2,278)	(3,643)
Operating expense	(440)	(548)	(495)

Loss before taxes	(654)	(2,826)	(4,138)
Income tax benefit	257	1,118	1,655

Net loss	$(397)	$(1,708)	$(2,483)

Selected Balance Sheet Data at End of Period:
Investment in portfolio companies (cost)	$14,717	$14,601	$12,620
Mark-to-market adjustment	(11,929)	(11,077)	(8,123)

Carrying value of portfolio companies	$2,788	$3,524	$4,497

Overview

      In our venture capital line of business, we make minority investments in early stage companies in the financial services industry and related fields that intend to use technology as a key component of their competitive strategy. We expect that contacts made through venture activities may benefit management of our other lines of business through the sharing of technologies and market opportunities. Our venture capital line of business had investments in five private companies as of December 31, 2004, with an aggregate investment cost of $14.7 million and a carrying value of $2.8 million representing our interest in three companies.

      Over the last three years we have found it more difficult to find new investments that meet our strategic objectives and have re-directed certain personnel formerly addressing this segment. In 2004 and 2003, only

$0.1 million and $2.0 million, respectively were invested in portfolio companies. In addition, our consolidated growth has caused this activity to become less significant on a consolidated basis. When the company was formed, we expected to make approximately $4 million in annual investments. That was 2.5% of year-end 1999 common equity. We now expect that annual investments are unlikely to exceed $2 million that would be less than 0.4% of 2004 year-end common equity.

      Given the change in the materiality of this segment to consolidated results, we intend to discontinue segment reporting for private equity with this report. When appropriate due to materiality, we will report on financial results for private equity in the Parent and Other segment.

      During the year ended December 31, 2004, the venture capital line of business recorded a net loss of $0.4 million, compared to a net loss of $1.7 million in 2003, and a net loss of $2.5 million in 2002. The fluctuation in results in the venture capital line of business is primarily due to valuation adjustments to reflect the company’s portfolio investments at market value.

Parent and Other

      Results at the parent company and other businesses totaled a net loss of $6.8 million for the year ended December 31, 2004, compared to a loss of $8.0 million during the same period in 2003 and $5.8 million in 2002. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $2.6 million, $(0.7) million, and $(2.0) million for 2004, 2003 and 2002, respectively. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2004, we allocated $14.0 million of these expenses to our subsidiaries, compared to $15.2 million and $13.5 million during 2003 and 2002, respectively, reflecting reduced use of parent company-sourced capital funding for the lines of business in 2004.

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

      Each of our principal risks is managed at the line of business level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhance-

ment of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.

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

      The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance at the segment level no less frequently than on a quarterly basis and through review by a subcommittee of the ERMC.

      Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating (for commercial loans) or loan delinquency status (for consumer loans) is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic rate migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.

      Net charge-offs for the year ended December 31, 2004 were $22.8 million, or 0.7% of average loans, compared to $33.9 million, or 1.1% of average loans during 2003. Net charge-offs in 2002 were $15.4 million or 0.7% of average loans. At December 31, 2004, the allowance for loan and lease losses was 1.3% of outstanding loans and leases, compared to 2.0% at year-end 2003, and 1.8% at year-end 2002. The decrease in charge-offs and allowance is a result of improvements in credit quality associated with tighter underwriting guidelines in our home equity business and an improving economy.

      The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Loans and leases outstanding at end of period, net of unearned income	$3,450,440	$3,161,054	$2,815,276	$2,137,822	$1,234,922

Average loans and leases for the period, net of unearned income	$3,324,333	$3,168,776	$2,620,428	$1,533,261	$960,848

Allowance for loan and lease losses:
Balance beginning of period	$64,285	$50,936	$22,283	$13,129	$8,555
Charge-offs:
Commercial, financial and agricultural loans	3,262	4,263	3,666	1,638	1,210
Real estate mortgage loans	15,381	23,522	7,130	600	—
Consumer loans	351	765	800	1,489	818
Commercial Financing:
Franchise Financing	88	146	19	—	—
Domestic Leasing	6,581	6,026	5,139	3,624	363
Canadian Leasing	2,517	2,590	1,476	2,402	777

Total charge-offs	28,180	37,312	18,230	9,753	3,168

Recoveries:
Commercial, financial and agricultural loans	318	77	435	144	76
Real estate mortgage loans	3,899	2,198	1,002	—	—
Consumer loans	169	248	252	193	221
Commercial Financing:
Franchise Financing	—	—	—	—	—
Domestic Leasing	626	448	523	334	84
Canadian Leasing	323	449	658	877	85

Total recoveries	5,335	3,420	2,870	1,548	466

Net charge-offs	(22,845)	(33,892)	(15,360)	(8,205)	(2,702)
Acquisition of Onset Capital	—	—	—	—	1,908
Reduction due to sale of loans	(627)	(234)	—	(6)	—
Reduction due to reclassification of loans	(10,808)	(690)	—	—	(16)
Foreign currency adjustment	243	582	17	(140)	(19)
Provision charged to expense	14,195	47,583	43,996	17,505	5,403

Balance end of period	$44,443	$64,285	$50,936	$22,283	$13,129

	At or For the Year Ended December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Allowance for loan and lease losses by category:
Commercial, financial and agricultural loans	$18,126	$20,571	$17,942	$11,198	$4,370
Real estate mortgage loans	12,332	31,445	23,150	2,872	2,462
Consumer loans	4,242	809	2,067	2,309	2,226
Commercial Financing:
Franchise Financing	3,728	2,158	1,327	204	—
Domestic Leasing	2,926	6,285	4,626	4,323	2,325
Canadian Leasing	3,089	3,017	1,824	1,377	1,746

Totals	$44,443	$64,285	$50,936	$22,283	$13,129

Percent of loans and leases to total loans and leases by category:
Commercial, financial and agricultural loans	49%	47%	48%	49%	55%
Real estate mortgage loans	32	37	39	36	28
Consumer loans	1	1	1	2	4
Commercial Financing:
Franchise Financing	7	5	3	2	—
Domestic Leasing	4	4	5	7	8
Canadian Leasing	7	6	4	4	5
Ratios:
Net charge-offs to average loans and leases	0.7%	1.1%	0.7%	0.7%	0.3%
Allowance for possible loans and leases to loans and leases outstanding	1.3%	2.0%	1.8%	1.0%	1.1%

      Total nonperforming loans and leases at December 31, 2004, were $33.7 million, compared to $44.4 million at December 31, 2003, and $31.1 million at December 31, 2002. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2004 were 0.9%, compared to 1.4% at December 31, 2003, and 1.1% in 2002. The 2004 decrease occurred primarily at the commercial banking line of business (where nonperforming loans decreased from $26.6 million at December 31, 2003 to $21.2 million at the end of 2004) and at the home equity lending line of business (where they decreased to $6.4 million at December 31, 2004, compared to $11.2 million at the end of 2003). Nonperforming loan and leases at the commercial finance line of business decreased from $4.1 million at December 31, 2003 to $3.9 million at December 31, 2004.

      Other real estate we owned totaled $9.4 million at December 31, 2004, up from $6.4 million at December 31, 2003, which was up from $5.3 million at the same date in 2002. The increase in 2004 relates to the mortgage banking line of business. We also include in our nonperforming assets category nonperforming loans held for sale that are not guaranteed which increased to $2.1 million at December 31, 2004 compared to $1.7 million at the end of 2003. These loans also reside at the mortgage banking line of business. Total nonperforming assets at December 31, 2004 were $45.2 million, or 0.9% of total assets. Nonperforming assets at December 31, 2003, totaled $52.5 million, or 1.1% of total assets, compared to $37.6 million, or 0.8%, in 2002.

      The following table shows information about our nonperforming assets at the dates shown:

	December 31,

	2004	2003	2002	2001	2000

	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$—	$4,172	$30	$1,146	$324
Real estate mortgages	219	—	—	—	—
Consumer loans	426	226	688	157	510
Commercial Financing:
Franchise Financing	—	151	43	—	—
Domestic Leasing	—	8	177	1,624	627
Canadian Leasing	12	70	143	68	—

	657	4,627	1,081	2,995	1,461

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	20,394	20,447	13,798	5,066	752
Real estate mortgages	8,590	14,663	11,308	8,115	1,922
Consumer loans	128	769	454	708	918
Commercial Financing:
Franchise Financing	1,193	552	—	—	—
Domestic Leasing	1,029	1,364	3,415	1,180	960
Canadian Leasing	1,702	1,943	1,077	1,088	1,209

	33,036	39,738	30,052	16,157	5,761

Total nonperforming loans and leases	33,693	44,365	31,133	19,152	7,222

Nonperforming loans held for sale not guaranteed	2,066	1,695	1,201	1,562	3,959
Other real estate owned	9,427	6,431	5,272	4,388	2,833

Total nonperforming assets	$45,186	$52,491	$37,606	$25,102	$14,014

Nonperforming loans and leases to total loans and leases	1.0%	1.4%	1.1%	0.9%	0.6%

Nonperforming assets to total assets	0.9%	1.1%	0.8%	0.7%	0.4%

      For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

      Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $45.2 million of nonperforming assets at December 31, 2004, were concentrated at our lines of business as follows:

• Mortgage banking	$8.5
• Commercial banking	22.8
• Home equity lending	10.0
• Commercial finance	3.9

      Interest income of approximately $2.9 million would have been recorded during 2004 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2004 on nonaccrual and restructured loans was approximately $1.2 million.

      Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection.

      Liquidity Risk. Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit and withdrawal of deposits. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities, prepayments or sales, and through equity capital.

      The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2004, the ratio of loans and loans held for sale to total deposits was 128%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.7 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.6 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loans to deposit ratio at December 31, 2004 was 91%.

      As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2004, the aggregate contractual obligations are:

	Payments Due by Period

		Less than	One to	After
	Total	One Year	Five Years	Five Years

	(Dollars in thousands)
Deposits with contractual maturity	$849,853	$596,997	$250,626	$2,230
Deposits without a stated maturity	2,545,411	2,545,411	—	—
Short-term borrowings	237,277	235,451	—	1,826
Collateralized debt	547,477	247,189	262,474	37,814
Other long-term debt	270,172	47	—	270,125
Operating leases	65,435	20,259	30,720	14,456

Total	$4,515,625	$3,645,354	$543,820	$326,451

      The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, both mortgage banking and home equity lending fund a high percentage of their loan production via whole loan sales and/or asset securitization. It is, therefore, important to note that loan sales/securitizations that occur frequently in our first mortgage loan and home equity loan businesses have proven reliable (e.g., even in unstable market environments such as the weeks after September 11th, 2001) and are an important element in our liquidity management. That reliability notwithstanding, we have policies and procedures in place for contingency liquidity actions should these secondary markets be closed for short periods of time. Our contingency planning simulations suggest that secondary market disruptions lasting more than a couple weeks would, however, cause us in most scenarios to need to curtail loan production until those markets could recover and are once again fully functioning.

      The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In 2004, the home equity lending line of business produced $1.4 billion and the sum of home equity loan sales and secured financings totaled $1.7 billion.

      Beginning in 2002, home equity loan securitizations were retained on-balance sheet, moving away from gain-on-sale treatment. As a result, both the securitized assets and the funding from the securitization are now reflected on the balance sheet. From a liquidity perspective, the securitizations in 2002 through 2004 provided matched funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” typically is optional at our discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments. The table of contractual obligations above reflects our current estimate of the principal collection on these loans.

      Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits exclude jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.2 billion at December 31, 2004 compared to $1.8 billion at December 31, 2003.

      Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At December 31, 2004, these deposit types totaled $1.9 billion, an increase of $0.8 billion from December 31, 2003. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.

      CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.5 billion at December 31, 2004 and December 31, 2003. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at December 31, 2004, and had an average remaining life of 14 months as compared to $0.3 billion outstanding with an 18 month average remaining life at December 31, 2003.

      Escrow account deposits are related to the servicing of our first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At December 31, 2004 these escrow balances totaled $0.7 billion, compared to $0.6 billion at December 31, 2003.

      Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2004, FHLBI borrowings outstanding totaled $0.1 billion, a $0.2 billion decrease from December 31, 2003. We had sufficient collateral pledged to FHLBI at December 31, 2004 to borrow an additional $0.7 billion, if needed.

      In addition to borrowings from the FHLBI, we use other lines of credit as needed. At December 31, 2004, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $165 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $50 million committed borrowing facility

•	Warehouse lines of credit to fund Canadian sourced small ticket leases: $166 million outstanding on $283 million of borrowing facilities

      In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At December 31, 2004, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $343 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: none unsettled on a $150 million facility

•	Investor warehouse sale facility: $81 million unsettled

      Interest Rate Risk. Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.

      An asset/liability management committee (ALMC) at each of our lines of business that has interest rate risk monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. Our corporate-level ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented at each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.

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

      Our mortgage, commercial banking and home equity lines of business all assume interest rate risk by holding mortgage servicing rights (MSRs). These assets are recorded at lower of cost or fair market value. Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. We purchase derivative securities to mitigate the expected volatility in the value of these assets.

      Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:

•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation; and

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change; and

•	volatility: the level of volatility in market interest rates and the related impact on our asset values and derivatives instrument values.

      This strategy may, at times, result in variability in inter-quarter results that are not reflective of underlying trends for the Corporation.

      The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2004. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

      The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2004, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.

      The tables that follow should be used with caution.

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of December 31, 2004, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Finally, few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

Economic Value Change Method

	Present Value at December 31, 2004
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(In thousands)
Interest Sensitive Assets
Loans and other assets	$3,689,368	$3,655,587	$3,622,103	$3,588,543	$3,554,672
Loans held for sale	907,873	902,133	895,700	888,352	880,530
Mortgage servicing rights	184,880	232,037	372,034	521,421	588,866
Residual interests	60,925	58,777	56,101	53,354	49,918
Interest sensitive financial derivatives	44,392	41,244	552	(121,791)	(279,384)

Total interest sensitive assets	4,887,438	4,889,778	4,946,490	4,929,879	4,794,602
Interest Sensitive Liabilities
Deposits	(3,373,289)	(3,351,765)	(3,335,683)	(3,320,655)	(3,306,159)
Short-term borrowings(1)	(399,886)	(399,558)	(399,233)	(398,911)	(398,593)
Long-term debt	(649,428)	(643,364)	(636,749)	(629,307)	(615,370)

Total interest sensitive liabilities	(4,422,603)	(4,394,687)	(4,371,665)	(4,348,873)	(4,320,122)
Net market value as of December 31, 2004	$464,835	$495,091	$574,825	$581,006	$474,480

Change from current	$(109,990)	$(79,734)	$—	$6,181	$(100,345)

Net market value as of December 31, 2003	$531,596	$567,923	$575,450	$645,981	$635,791

Potential change	$(43,854)	$(7,527)	$—	$70,531	$60,341

(1)	Includes certain debt which is categorized as “collateralized debt” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2004
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(In thousands)
Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	890,711	890,711	890,711	883,364	875,541
Mortgage servicing rights	181,366	228,111	367,032	406,627	414,743
Residual interests	60,925	58,777	56,101	53,354	49,918
Interest sensitive financial derivatives	44,392	41,244	552	(121,791)	(279,384)

Total interest sensitive assets	1,177,394	1,218,843	1,314,396	1,221,554	1,060,818
Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—
Net market value as of December 31, 2004	$1,177,394	$1,218,843	$1,314,396	$1,221,554	$1,060,818

Potential change	$(137,002)	$(95,553)	$—	$(92,842)	$(253,578)

Net market value as of December 31, 2003	$1,260,307	$1,303,782	$1,313,410	$1,279,691	$1,222,645

Potential change	$(53,103)	$(9,628)	$—	$(33,719)	$(90,765)

(1)	Value does not change in GAAP presentation.

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

      Our Board of Directors has ultimate responsibility for approving the level of operational risk assumed by us. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established and continue to improve a control environment that encourages a high degree of awareness and proactivity in alerting senior management and the Board to potential control issues on a timely basis.

      The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of our Board of Directors and chairs our Enterprise-Wide Risk Management Committee. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our Chief Risk Officer. We have developed Risk and Control Summaries (RACS) for our key business processes. Line of business and corporate-level managers use the RACS to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the RACS to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and FDICIA.

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

Off-Balance Sheet Instruments

      In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. We follow the same credit policies in making commitments and contractual obligations as we do for our on-balance sheet instruments.

      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2004 and December 31, 2003, respectively, were $719.7 million and $546.5 million. We had $24.6 million and $30.8 million in irrevocable standby letters of credit outstanding at December 31, 2004 and December 31, 2003, respectively.

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

      In March 2003, we entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of December 31, 2004. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $0.2 million included in “derivative gains (losses)” during the year ended December 31, 2004 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate-funding source into a floating rate funding source. Additionally, we entered into an interest rate swap that met the criteria for the application of SFAS 133 hedge treatment accounting. This swap has a notional amount (which does not represent the amount of risk) of $10 million to hedge a fixed rate certificate of deposit. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.

      We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. A portion of the transactions hedging the closed mortgage loans qualifies for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.0 billion at December 31, 2004. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at December 31, 2004 was $0.5 million and the hedge ineffectiveness in 2004 was a loss of $2.7 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”

      We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For 2004, a net decrease in fair value of these derivatives totaling $6.5 million was recorded in “Gain from sale of loans.” At December 31, 2004, we had a notional amount of rate lock commitments outstanding totaling $0.9 billion with a fair value of $1.5 million. Notional amounts do not represent the amount of risk.

      Our commercial finance line of business delivered fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of December 31, 2004, the notional value and 2004 loss on the interest rate caps were $26 million and $43 thousand, respectively. As of December 31, 2004, the total notional amount and year-to-date gain on the Eurodollar futures were $95 million and $40 thousand, respectively.

•	Beginning in the fourth quarter of 2003, on several occasions we have delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of four amortizing CAD interest rate swaps have been executed, although Irwin is only a counterparty on three of the swaps. The fourth swap is between the commercial paper conduit and an outside party, but affects the conduit funding cost that is charged to Irwin. For the first and second of the three swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. For the third swap, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date losses on these swaps at December 31, 2004 were $176.4 million and $0.6 million, respectively.

      Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. Starting in the first quarter of 2004, we began entering into Eurodollar futures contracts to manage such mismatches. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $495 million (which does not represent the amount at risk) with expiration dates ranging from March 2005 through September 2006. As of December 31, 2004, the fair value and year-to-date gain recorded on these contracts were $0.5 million and $0.9 million, respectively.

      In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyers’ securitizations, the buyers issue an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. Included in “Derivative gains or losses” for the year ended December 31, 2004 was a

$4.5 million gain related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $4.5 million recognized during the year, $1.0 million was the result of cash collections and $3.5 million represented the projected value of future cash payments, present valued using a discount rate of 30%. In total, we have sold $0.7 billion in loans for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate that we are more likely than not to receive cash payments on the derivatives. We use assumptions to value the ISFs that we believe market participants would use to value similar assets. As of December 31, 2004, only two of six whole loan sales representing $101.6 million of underlying loans have met this expected performance trigger.

      We manage the interest rate risk associated with our mortgage servicing rights at our mortgage banking and commercial banking lines of business through the use of swaptions and Eurodollar futures contracts. Both the options and futures contracts were marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At December 31, 2004, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $9.7 billion, with a final maturity ranging from January 2005 to March 2005. In 2004 we recorded gains on swaptions, including premiums paid, totaling $23.5 million. We held no Eurodollar futures contracts at December 31, 2004, but we recorded losses of $4.4 million on contracts held during the year. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.

      We are subject to basis risk in the management of our servicing portfolio. Currently, the basis risk is moving in a manner opposite to historic patterns, negatively affecting management of these assets. As discussed in more detail in the section of this report on “Interest Rate Risk,” we have approximately $1.6 million of mortgage servicing rights at risk to each one basis point change in interest rates. We typically counter-act this risk with the use of derivatives with a similar basis point value. Over time, this hedge has performed well in mitigating loss in value when interest rates have declined and has been structured in such a manner so that we can recapture some of the increase in value of servicing rights as rates rise, without losing an equal amount on our derivatives. Over the past six months, however, basis risk in our servicing asset and derivative position has caused our hedging position to be less effective than it has been historically as recent declines in mortgage rates has not been matched with equal declines in swap rates.

      Finally, while basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

      We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $48 million in forward contracts outstanding as of December 31, 2004. In 2004 we recognized losses on these contracts of $3.2 million. These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $2.3 million for the year ended December 31, 2004.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

      The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 71 through 74.

Item 8.	Financial Statements and Supplementary Data

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

      Our financial statements have been audited by PricewaterhouseCoopers LLP, independent registered public accounting firm. Management has made available to PricewaterhouseCoopers LLP all of Irwin Financial’s financial records and related data, as well as the minutes of stockholders’ and directors’ meetings. Furthermore, management believes that all representations made to PricewaterhouseCoopers LLP during its audit were valid and appropriate.

      Management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is articulated in our Guiding Philosophy, a condensed version of which has been published in our annual report since 1995. Employees at all levels of the Corporation are trained in our Guiding Philosophy. This responsibility is also reflected in our Code of Conduct. The Code of Conduct addresses, among other things, the necessity of ensuring open communication within Irwin Financial; potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosures; and confidentiality of proprietary information. We maintain a systematic program to assess compliance with these policies.

William I. Miller Chairman and Chief Executive Officer	Gregory F. Ehlinger Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Irwin Financial Corporation:

We have completed an integrated audit of Irwin Financial Corporation’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing in Item 9A of this Report on Form 10-K, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New York, New York
March 8, 2005

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(Dollars in thousands)
Assets:
Cash and cash equivalents — Note 2	$97,101	$140,810
Interest-bearing deposits with financial institutions	58,936	81,166
Residual interests — Note 3	56,101	71,491
Investment securities — held-to-maturity (Fair value: $4,952 in 2004 and $24,971 in 2003) — Note 4	4,942	24,956
Investment securities — available-for-sale — Note 4	103,280	67,569
Loans held for sale	890,711	883,895
Loans and leases, net of unearned income — Note 5	3,450,440	3,161,054
Less: Allowance for loan and lease losses — Note 6	(44,443)	(64,285)

Loans and leases, net	3,405,997	3,096,769
Servicing assets — Note 7	367,032	380,123
Accounts receivable	122,131	62,045
Accrued interest receivable	15,428	15,502
Premises and equipment — Note 8	30,240	32,208
Other assets	87,442	131,825

Total assets	$5,239,341	$4,988,359

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$975,925	$850,529
Interest-bearing	1,774,727	1,352,763
Certificates of deposit over $100,000	644,611	696,370

	3,395,263	2,899,662
Short-term borrowings — Note 10	237,277	429,758
Collateralized debt — Note 11	547,477	590,131
Other long-term debt — Note 12	270,172	270,184
Other liabilities	286,508	366,364

Total liabilities	4,736,697	4,556,099

Commitments and contingencies — Notes 13, 14 and 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of December 31, 2004 and 2003; including 1,159,684 and 1,477,778, shares in treasury as of December 31, 2004 and 2003, respectively	112,000	112,000
Additional paid-in capital	383	1,264
Deferred compensation	(660)	(504)
Accumulated other comprehensive income, net of deferred income tax benefit of $129 and expense of $120 as of December 31, 2004 and 2003, respectively	2,454	182
Retained earnings	413,486	352,647

	527,663	465,589
Less treasury stock, at cost	(25,019)	(33,329)

Total shareholders’ equity	502,644	432,260

Total liabilities and shareholders’ equity	$5,239,341	$4,988,359

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands,
	except per share)
Interest income:
Loans and leases	$246,288	$241,592	$218,718
Loans held for sale	80,003	104,350	55,336
Residual interests	12,509	20,651	34,164
Investment securities	5,330	4,273	3,120
Federal funds sold	173	118	104

Total interest income	344,303	370,984	311,442

Interest expense:
Deposits	44,487	42,365	54,361
Short-term borrowings	9,583	14,889	15,003
Collateralized debt	15,259	15,369	5,932
Other long-term debt	22,896	2,325	2,699
Preferred securities distribution	—	24,151	19,800

Total interest expense	92,225	99,099	97,795

Net interest income	252,078	271,885	213,647
Provision for loan and lease losses — Note 6	14,195	47,583	43,996

Net interest income after provision for loan and lease losses	237,883	224,302	169,651
Other income:
Loan servicing fees	135,608	106,966	73,505
Amortization of servicing assets — Note 7	(117,143)	(135,519)	(62,191)
Recovery (impairment) of servicing assets — Note 7	(2,474)	44,516	(146,370)

Net loan administration income (loss)	15,991	15,963	(135,056)
Gain from sales of loans	184,913	364,644	237,729
Gain (loss) on sale of mortgage servicing assets	16,681	(271)	14,842
Trading gains (losses), net	25,209	(52,242)	(26,032)
Derivative gains (losses), net	21,113	(44,142)	124,615
Other	23,143	22,191	18,039

	287,050	306,143	234,137
Other expense:
Salaries	213,826	225,348	165,564
Pension and other employee benefits	45,037	42,079	33,928
Office expense	17,677	21,804	18,225
Premises and equipment	41,558	41,746	34,392
Marketing and development	13,799	15,132	12,296
Professional fees	19,356	12,417	9,611
Other	55,982	53,517	43,541

	407,235	412,043	317,557

Income before income taxes	117,698	118,402	86,231
Provision for income taxes	47,794	45,585	33,398

Income before cumulative effect of change in accounting principle	69,904	72,817	52,833
Cumulative effect of change in accounting principle, net of tax	—	—	495

Net income	$69,904	$72,817	$53,328

Earnings per share before cumulative effect of change in accounting principle: — Note 20
Basic	$2.47	$2.61	$1.97

Diluted	$2.32	$2.45	$1.87

Earnings per share: — Note 20
Basic	$2.47	$2.61	$1.99

Diluted	$2.32	$2.45	$1.89

Dividends per share	$0.32	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive		Additional
		Retained	Income	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	(Loss)	Compensation	Capital	Stock	Stock	Stock

	(Dollars in thousands)
Balance at January 1, 2002	$231,665	$241,725	$(325)	$(449)	$4,426	$29,965	$1,386	$(45,063)
Net income	53,328	53,328
Unrealized loss on investment securities net of $115 tax benefit	(172)		(172)
Unrealized loss on interest rate cap net of $49 tax benefit	(73)		(73)
Foreign currency adjustment	67		67
Minimum SERP liability	(639)		(639)

Total comprehensive income	52,511
Other adjustments	287	78		209
Cash dividends	(7,469)	(7,469)
Sale of 6,210,000 shares of common stock	82,035					82,035
Conversion of preferred stock to 120,441 shares common	—						(1,386)	1,386
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 58,635 shares	(1,176)							(1,176)
Sales of 194,518 shares	2,186				(1,336)			3,522

Balance at December 31, 2002	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$—	$(41,331)

Net income	72,817	72,817
Unrealized loss on investment securities net of $17 tax benefit	(25)		(25)
Unrealized loss on interest rate cap net of $46 tax benefit	(69)		(69)
Foreign currency adjustment	1,136		1,136
Minimum SERP liability net of $188 tax liability	282		282

Total comprehensive income	74,141
Deferred compensation	(264)			(264)
Cash dividends	(7,832)	(7,832)
Tax benefit on stock option exercises	2,032				2,032
Treasury stock:
Purchase of 170,940 shares	(4,201)							(4,201)
Sales of 533,785 shares	7,829	—			(4,374)			12,203

Balance at December 31, 2003	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$—	$(33,329)

Net income	69,904	69,904
Unrealized gain on investment securities net of $86 tax liability	129		129
Unrealized gain on interest rate cap net of $131 tax liability	197		197
Foreign currency adjustment	1,843		1,843
Minimum SERP liability net of $69 tax liability	103		103

Total comprehensive income	72,176
Deferred compensation	(156)			(156)
Cash dividends	(9,065)	(9,065)
Tax benefit on stock option exercises	1,044				1,044
Treasury stock:
Purchase of 12,718 shares	(407)							(407)
Sales of 330,812 shares	6,792	—			(1,925)			8,717

Balance at December 31, 2004	$502,644	$413,486	$2,454	$(660)	$383	$112,000	$—	$(25,019)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$69,904	$72,817	$53,328
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	8,987	9,433	11,451
Amortization and impairment of servicing assets	119,617	91,003	208,561
Provision for loan and lease losses	14,195	47,583	43,996
Deferred income tax	13,593	43,259	(55,171)
(Gain) loss on sale of mortgage servicing assets	(16,681)	271	(14,842)
Gain from sales of loans held for sale	(184,913)	(364,644)	(237,729)
Originations and purchases of loans held for sale	(14,780,501)	(24,393,534)	(12,226,408)
Proceeds from sales and repayments of loans held for sale	14,814,198	25,005,632	11,469,245
Proceeds from sale of mortgage servicing assets	52,844	89	40,597
Net decrease in residual interests	15,390	86,023	41,558
Net increase in accounts receivable	(60,086)	(6,118)	(14,100)
Other, net	(50,941)	5,097	32,657

Net cash provided (used) by operating activities	15,606	596,911	(646,857)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	118,063	682	716
Available-for-sale	1,583	78,886	5,665
Purchase of investment securities:
Held-to-maturity	(98,395)	(21,333)	—
Available-for-sale	(36,791)	(82,868)	(35,660)
Net decrease (increase) in interest-bearing deposits	22,230	(46,748)	(20,690)
Net increase in loans, excluding sales	(367,303)	(422,569)	(718,319)
Proceeds from sale of loans	45,592	45,454	27,024
Other, net	(5,642)	(7,484)	(4,931)

Net cash used by lending and investing activities	(320,663)	(455,980)	(746,195)

Financing activities:
Net increase in deposits	495,601	205,851	385,382
Net (decrease) increase in short-term borrowings	(192,481)	(563,366)	505,161
(Repayments of) proceeds from the issuance of long-term debt	(12)	(11)	70
Proceeds from issuance of collateralized debt	514,223	443,989	434,968
Repayments of collateralized debt	(554,445)	(242,327)	(43,543)
Proceeds from issuance of trust preferred securities	—	50,000	34,500
Redemption of trust preferred securities	—	(50,000)	—
Proceeds from the sale of stock for equity offering	—	—	82,035
Purchase of treasury stock for employee benefit plans	(407)	(4,201)	(1,176)
Proceeds from sale of stock for employee benefit plans	7,836	9,777	2,702
Dividends paid	(9,065)	(7,832)	(7,469)

Net cash provided (used) by financing activities	261,250	(158,120)	1,392,630

Effect of exchange rate changes on cash	98	228	(30)

Net decrease in cash and cash equivalents	(43,709)	(16,961)	(452)
Cash and cash equivalents at beginning of period	140,810	157,771	158,223

Cash and cash equivalents at end of period	$97,101	$140,810	$157,771

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$93,319	$102,459	$104,461

Income taxes paid	$15,184	$43,007	$49,185

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$47,692	$115,948	$—

Conversion of trust preferred and preferred stock to common stock	$—	$83	$1,386

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

      Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, commercial finance, and venture capital lines of business. Our direct and indirect subsidiaries include Irwin Mortgage Corporation, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Home Equity Corporation, Irwin Commercial Finance Corporation, and Irwin Ventures LLC. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.

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

      Investment Securities: Those investment securities that we have the positive intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premium and accretion of discount (adjusted cost). Investment securities that might be sold prior to maturity are classified as “available-for-sale” and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of the future tax impact, are reported as a separate component of shareholders’ equity until realized. Investment securities gains and losses are based on the amortized cost of the specific investment security determined on a specific identification basis.

      Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. Until the first quarter of 2002, whenever we sold receivables in securitizations of home equity loans and lines of credit, we sold assets and retained residual interests, one or more subordinated tranches, and in some cases a cash reserve account, all of which are retained interests in the securitized receivables in a manner that qualified for gain-on-sale accounting under Statement of Financial Accounting Standards (SFAS) 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Gain or loss on the sale of the loans depended, in part, on the previous carrying amount of the financial assets involved in the transfer, allocated between the assets sold and the retained interests based on their relative fair value at the date of transfer.

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

      Loans Held For Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Cost basis includes deferred origination fees and costs. Loans held for sale that qualify for hedge accounting are carried at fair value. Fair value is determined based on the contract price at which the mortgage loans will be sold. Included in loans held for sale at the mortgage line of business were loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non-contingent right to repurchase these loans which causes “repurchase accounting” under SFAS 140. The liability associated with these loans is reflected in “Other Liabilities” on our Consolidated Balance Sheets.

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

      Allowance for Loan and Lease Losses: The allowance for loan and lease losses is an estimate based on management’s judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

      Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired in accordance with SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified higher risk graded loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

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

      Derivative Instruments: All derivative instruments have been recorded at fair value and are classified as other assets or other liabilities in the consolidated balance sheets in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.”

      Derivative instruments that are used in our risk management strategy may qualify for hedge accounting if the derivatives are designated as fair value, cash flow or foreign currency hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a cash flow hedge or foreign currency hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings.

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

      Other Assets: Included in other assets are real estate properties acquired as a result of foreclosure. These real estate properties are carried at the lower of the recorded investment in the related loan or fair value of the property less estimated costs to sell.

      Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.

      Cash and Cash Equivalents: For purposes of the consolidated balance sheets, we consider cash and due from banks to be cash equivalents.

      Stock-Based Employee Compensation: We have three stock-based employee compensation plans, which are described more fully in Note 19, “Shareholders’ Equity.” We use the intrinsic value method to account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002

	(Dollars in thousands,
	except per share)
Net income as reported	$69,904	$72,817	$53,328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,578)	(2,683)	(2,639)

Pro forma net income	$67,326	$70,134	$50,689

Basic earnings per share
As reported	$2.47	$2.61	$1.99
Pro forma	$2.38	$2.51	$1.89
Diluted earnings per share
As reported	$2.32	$2.45	$1.89
Pro forma	$2.24	$2.36	$1.80

      In determining compensation expense above, the weighted average fair value of each option was estimated to be $10.41, $9.70, and $6.99 on the date of the grant with the following assumptions for 2004, 2003, and 2002, respectively: weighted average risk free interest rates of 4.42%, 3.90%, and 4.54%; dividend yield of 1.00% and volatility of 40% for 2004, 2003 and 2002; and a weighted average expected life of six and a half years in 2004 and seven years in 2003 and 2002, respectively.

      Recent Accounting Developments: We adopted FIN 46 as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (collectively the IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets. Details about the IFC Trusts and debentures can be found in Note 12, “Other Long-Term Debt.” On March 1, 2005, the Federal Reserve Board reached final conclusion on the continued qualification of Trust Preferred Securities as Tier 1 regulatory capital.

      In December 2003 the FASB issued a revised Statement 132 (SFAS 132R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which changed the disclosure requirements for employers’ pension plans and other postretirement benefit plans, including information describing the types of plan assets, investment strategy, measurement dates, plan obligations and cash flows. SFAS 132R did not change the measurement or recognition of those plans required by other related accounting standards. The disclosure requirements of SFAS 132R were effective for periods after December 15, 2003. These disclosures as well as additional annual disclosures required by SFAS 132R have been included in these financial statements.

      In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The effective date for this statement is as of the first interim period that begins after June 15, 2005. We are evaluating the impact of this new pronouncement and expect it to be comparable to the pro forma effects of applying the original SFAS 123 as detailed above.

      Reclassifications: Certain amounts in the 2003 and 2002 consolidated financial statements have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 —	Restrictions on Cash

      Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2004, we exceeded this requirement.

Note 3 —	Sales of Receivables

      Under our past securitization program, home equity loans were sold to limited purpose, bankruptcy-remote wholly-owned subsidiaries. In turn, these subsidiaries established separate trusts to which they transferred the home equity loans in exchange for the proceeds from the sale of asset-backed securities issued by the trust. The trusts’ activities are generally limited to acquiring the home equity loans, issuing asset-backed securities and making payments on the securities. Due to the nature of the assets held by the trusts and the limited nature of each trust’s activities, they are classified as qualified special-purpose entities under SFAS 140.

      Prior to 2003, we sold home equity loans and lines of credit in gain-on-sale securitization transactions resulting in the creation of residual interests. We held residual interests related to these transactions totaling $51.5 million and $70.5 million at December 31, 2004 and 2003, respectively. We receive annual servicing fees of approximately 0.5% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investor’s interests. The value of the residual interests is subject to prepayment, credit, and interest rate risks in the transferred financial assets.

      We recognized pretax gains on sale of $2.5 million on the securitization of home equity loans and lines of credit at our home equity line of business during 2002. No securitizations accounted for as gain on sale took place in 2003 or 2004. No residual interests of this type have been created since the first quarter of 2002.

      At December 31, 2004, key economic assumptions and the sensitivity of the current fair value of all residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions were as follows:

Home Equity Loans and Lines of Credit

(Dollars in thousands)
Balance sheet carrying value of residual interests — fair value	$51,542
Weighted-average life (in years)	0.92
Prepayment speed assumptions (annual rate)	37.61%
Impact on fair value of 10% adverse change	$(62)
Impact on fair value of 25% adverse change	(266)
Expected credit losses (annual rate)	7.65%
Impact on fair value of 10% adverse change	$(1,712)
Impact on fair value of 25% adverse change	(4,220)
Residual cash flows discount rate (annual rate)	18.81%
Impact on fair value of 10% adverse change	$(581)
Impact on fair value of 25% adverse change	(1,428)

      These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in fair value based on a 10 percent and 25 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the fair value of the retained interest is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another, which might magnify or counteract the sensitivities. A decrease in the constant prepayment rate is an adverse change, due to the large amount of overcollateralization in the portfolio. Increases to expected credit losses and discount rate are adverse changes.

      The table below summarizes the cash flows received from (paid to) securitization trusts during the three years ended December 31, 2004, where gain-on-sale accounting was previously applied:

	2004	2003	2002

	(Dollars in thousands)
Proceeds from new securitizations	$—	$—	$31,708
Servicing fees received	5,763	8,686	14,479
Net cash flows received on residual interests(1)	61,958	55,272	53,626
Other cash flows paid	(8,705)	(1,878)	(692)

Total	$59,016	$62,080	$99,121

(1)	Cash flows received on residual interests are net of $2.1 million and $4.8 million in, 2003, and 2002, respectively, used to over-collateralize the trusts. There was no overcollateralization in 2004.

      Delinquency amounts for the managed portfolio are set forth below:

	Total Principal Amount			Credit Losses
	of Loans at	Delinquent Principal Over 30	Delinquency	on Managed
	December 31, 2004	Days at 12/31/2004(2)	Percentage	Portfolio

	(Dollars in thousands)
Managed loans comprised of:
Loans held for investment	$590,340	$13,922	2.4%	$11,482
Loans held for sale	224,255	1,792	0.8	575
Loans securitized, servicing and residual retained(1)	332,542	38,936	11.7	22,380

Total managed portfolio	$1,147,137	$54,650	4.8%	$34,437

(1)	Represents the principal amount of the loan. Residual interests held for securitized assets are excluded from this table because they are recognized separately.

(2)	Nonaccrual loans included in delinquencies.

Note 4 — Investment Securities

      The amortized cost, fair value, and carrying value of investment securities held at December 31, 2004 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$161	$—	$(1)	$160	$161
Obligations of states and political subdivisions	3,746	4	—	3,750	3,746
Mortgage-backed securities	1,035	7	—	1,042	1,035

Total held-to-maturity	4,942	11	(1)	4,952	4,942

Available-for-Sale:
U.S. Treasury and government obligations	3,330	65	—	3,395	3,395
Mortgage-backed securities	30,453	68	—	30,521	30,521
Other	69,396	—	(32)	69,364	69,364

Total available-for-sale	103,179	133	(32)	103,280	103,280

Total investment securities	$108,121	$144	$(33)	$108,232	$108,222

      The amortized cost, fair value, and carrying value of investment securities held at December 31, 2003 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$19,997	$—	$—	$19,997	$19,997
Obligations of states and political subdivisions	3,960	8	—	3,968	3,960
Mortgage-backed securities	866	7	—	873	866
Other	133	—	—	133	133

Total held-to-maturity	24,956	15	—	24,971	24,956

Available-for-Sale:
U.S. Treasury and government obligations	998	—	(1)	997	997
Mortgage-backed securities	1,208	—	(35)	1,173	1,173
Other	65,433	—	(34)	65,399	65,399

Total available-for-sale	67,639	—	(70)	67,569	67,569

Total investment securities	$92,595	$15	$(70)	$92,540	$92,525

      Included within available-for-sale investment securities is $66 million and $63 million of FHLB and Federal Reserve Bank (FRB) stock at December 31, 2004 and 2003, respectively, for which there is no readily determinable market value.

      The amortized cost and estimated value of investment securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Held-to-Maturity:
Due after five years through ten years	$530	$531
Due after ten years	3,377	3,379

	3,907	3,910
Mortgage-backed securities	1,035	1,042

	4,942	4,952

Available-for-Sale:
Due in one year or less	3,166	3,134
Due after ten years	3,330	3,395

	6,496	6,529
Mortgage-backed securities	30,453	30,521
FHLB & Federal Reserve Bank Stock	66,230	66,230

	103,179	103,280

Total investment securities	$108,121	$108,232

      Investment securities of $26.0 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2004. During 2004 and 2003 there were no sales or calls on investment securities.

Note 5 —	Loans and Leases

      Loans and leases are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Commercial, financial and agricultural	$1,697,651	$1,503,619
Real estate-construction	287,496	306,669
Real estate-mortgage	808,875	859,541
Consumer	31,166	27,370
Commercial financing
Franchise financing	330,496	207,341
Domestic leasing	174,035	157,072
Canadian leasing	265,780	207,355
Unearned income
Franchise financing	(86,638)	(56,837)
Domestic leasing	(23,924)	(22,038)
Canadian leasing	(34,497)	(29,038)

Total	$3,450,440	$3,161,054

      At December 31, 2004, mortgage loans held for investment with a carrying value of $0.6 billion were pledged as collateral for bonds payable to investors (See Note 11).

      Federal Home Loan Bank borrowings are collateralized by $0.1 billion in loans and loans held for sale at December 31, 2004.

      Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.

      We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans outstanding at December 31, 2004 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2004 and 2003 represented approximately 1% of total equity.

Note 6 —	Allowance for Loan and Lease Losses and Nonperforming Loans and Leases

      Changes in the allowance for loan and lease losses are summarized below:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$64,285	$50,936	$22,283
Provision for loan and lease losses	14,195	47,583	43,996
Charge-offs	(28,180)	(37,312)	(18,230)
Recoveries	5,335	3,420	2,870
Reduction due to sale of loans and leases and other	(627)	(234)	—
Reduction due to reclassification of loans	(10,808)	(690)	—
Foreign currency adjustment	243	582	17

Balance at end of period	$44,443	$64,285	$50,936

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

      Impaired loans and associated valuation reserves are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Impaired loans with specific valuation reserve	$9,623	$9,564
Impaired loans with no specific valuation reserve	10,771	10,884

Total impaired loans	$20,394	$20,448

Valuation reserve on impaired loans	$4,584	$2,801

      For the year ended December 31, 2004, the average balance of impaired loans was $19.1 million, for which $0.8 million of interest was recorded. For the years ended December 31, 2003 and 2002, respectively, $0.5 million and $0.5 million of interest income was recorded on average impaired loans balances of $18.3 million and $42.4 million, respectively.

      Nonperforming loans and leases are summarized below:

	December 31,

	2004	2003

	(Dollars in thousands)
Accruing loans past due 90 days or more	$657	$4,627
Nonaccrual loans and leases	33,036	39,738

Total nonperforming loans and leases	$33,693	$44,365

Note 7 —	Servicing Assets

      Included on the consolidated balance sheets at December 31, 2004 and 2003 were $367.0 million and $380.1 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans serviced by us for investors. Although they are not generally held for purposes of sale, there is an active secondary market for servicing assets. Changes in our capitalized servicing assets are shown below:

	December 31,

	2004	2003

	(Dollars in thousands)
Beginning balance	$380,123	$174,935
Additions	142,689	296,551
Amortization	(117,143)	(135,519)
(Impairment) recovery of impairment	(2,474)	44,516
Reduction for servicing sales	(36,163)	(360)

	$367,032	$380,123

      We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	December 31,

	2004	2003	2002

	(Dollars in thousands)
Balance at beginning of year	$76,869	$159,865	$13,495
Impairment (recovery of impairment)	2,474	(44,516)	146,370
Reclass for sales of servicing	(18,210)	—	—
Other than temporary impairment(1)	(6,999)	(38,480)	—

Balance at end of year	$54,134	$76,869	$159,865

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down does result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

      The servicing assets had a fair value of $371.9 million and $393.5 million at December 31, 2004 and 2003, respectively. At December 31, 2004, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

Carrying amount of mortgage servicing assets	$367,032
Constant prepayment speed	13.10%
Impact on fair value of 10% adverse change	$(18,765)
Impact on fair value of 20% adverse change	(35,294)
Discount rate	11.25%
Impact on fair value of 10% adverse change	$(9,762)
Impact on fair value of 20% adverse change	(18,982)

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

      The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $28.3 billion and $31.1 billion at December 31, 2004 and 2003, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2004 were as follows:

Prepayment rates	5.10- 46.67	% (1)
Discount rates	8.50- 14.00	% (1)

(1)	The mortgage banking component of consolidated servicing assets was 87%. The prepayment rates range from 5.10% to 11.12% and discount rates range from 8.5% to 14.0% at this line of business.

Note 8 — Premises and Equipment

      Premises and equipment are summarized as follows:

	December 31,

	2004	2003	Useful Lives

	(Dollars in thousands)
Land	$2,630	$2,135	n/a
Building and leasehold improvements	24,975	22,840	7-40 years
Furniture and equipment	53,659	52,096	3-10 years

	81,264	77,071
Less accumulated depreciation	(51,024)	(44,863)

Total	$30,240	$32,208

      Amounts charged to other expense for depreciation amounted to $7.6 million, $7.7 million, and $7.5 million in 2004, 2003, and 2002, respectively.

Note 9 —	Lease Obligations

      At December 31, 2004, we leased certain branch locations and office equipment used in our operations.

      Operating lease rental expense was $28.5 million in 2004, $26.0 million in 2003, and $21.6 million in 2002.

      The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

Year ended December 31:	(Dollars in thousands)
2005	$20,378
2006	15,280
2007	9,247
2008	5,181
2009	4,111
Thereafter	11,420

Total minimum rental payments	$65,617

Note 10 —	Short-Term Borrowings

      Short-term borrowings are summarized as follows:

	December 31,

	2004	2003

	(Dollars in thousands)
Federal Home Loan Bank borrowings	$71,826	$286,000
Drafts payable related to mortgage loan closings	53,254	72,686
Lines of credit and other	2,197	1,057
Federal funds	110,000	53,600
Commercial paper	—	16,415

Total	$237,277	$429,758

Weighted average interest rate	1.64%	1.61%

      Federal Home Loan Bank borrowings are collateralized by $129 million in loans and loans held for sale at December 31, 2004.

      Drafts payable are related to mortgage closings at the end of December that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

      At December 31, 2004 we have lines of credit available of $1.2 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 2.2% to 3.5%.

Note 11 —	Collateralized Debt

      We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received (and subsequently used by us to pay down short-term fundings), debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.6 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate. The 2002-1 and 2003-1 asset backed structures were sold during 2004 resulting in the recognition of a $3.4 million gain and the removal of $355 million of loans and associated collateralized debt from our balance sheet.

      Collateralized borrowings are summarized as follows:

		Interest Rate at	December 31,
	Contractual	December 31,
	Maturity	2004	2004	2003

	(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/2010	3.38	$29,050	$51,694
2003 Canadian asset backed note	8/2005-10/2009	3.89	165,802	77,902
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior note	12/2024-12/2034	2.53	327,850	—
Combined variable rate subordinate note	12/2034	3.38	24,775	—
2003-1 asset backed notes:
Combined variable rate senior note			—	160,874
Combined variable rate subordinate note			—	61,763
Unamortized premium/discount			—	4,446
2002-1 asset backed notes:
Combined variable rate senior note			—	156,699
Combined variable rate subordinate note			—	72,551
Unamortized premium/discount			—	4,202

Total			$547,477	$590,131

Note 12 —	Other Long-Term Debt

      At December 31, 2004 and 2003 we had $270 million of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014.

      We also have obligations represented by subordinated debentures at December 31, 2004 and 2003 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we are no longer consolidating these trusts. Refer to Note 1 for information regarding the accounting change for these securities implemented in 2003. These debentures are the sole assets of these trusts as of December 31, 2004. All debentures and securities are callable at par after five years from origination date, although at this time we have no announced plans to call. These securities are all Tier 1 qualifying capital at December 31, 2004. Highlights about these debentures and the related trusts are listed below:

				Subordinated Debt
		Interest Rate at		December 31,
	Origination	December 31,	Maturity
Name	Date	2004	Date	2004	2003	Other

	(Dollars in thousands)
IFC Capital Trust II	Nov 2000	10.50%	Sep 2030	$53,351	$53,351
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	53,268	initial conversion ratio of 1.261 shares of common stock to 1 convertible preferred security, currently callable at 10%
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	5.46	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points

				$240,125	$240,125

Note 13 —	Commitments and Contingencies

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

      In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the Third Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. On January 28, 2005, the court of appeals affirmed the district court’s dismissal of plaintiff’s action. The period during which the plaintiff can petition to the United States Supreme Court for writ of certiorari expires on April 28, 2005.

McIntosh v. Irwin Home Equity Corporation

      Our subsidiary, Irwin Union Bank and Trust Company, was a defendant in a class action lawsuit filed in the United States District Court in Massachusetts in July 2001. The case involved loans purchased by Irwin Union Bank and Trust Company from an unaffiliated third-party originator. The plaintiffs alleged a failure to comply with certain disclosure provisions of the Truth in Lending Act relating to high-rate loans in making second mortgage home equity loans to the plaintiff borrowers. The complaint sought rescission of the loans and other damages.

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

      The parties settled this matter for a nonmaterial amount. The court dismissed the lawsuit with prejudice on December 16, 2004.

Stamper v. A Home of Your Own

      Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon SFAS 5 guidance.

Silke v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October  27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. This date was later clarified by stipulation of the parties to be April 14, 1997. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Gutierrez v. Irwin Mortgage Corporation

      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in an action filed in the District Court of Nueces County, Texas. The complaint alleged that Irwin Mortgage improperly charged borrowers fees for the services of third-party vendors in excess of Irwin Mortgage’s costs, and charged certain fees to which plaintiffs did not agree. The plaintiffs sought to certify a class consisting of similarly situated borrowers. In August 2004, the plaintiffs amended their complaint to remove the allegations that Irwin Mortgage charged excess fees. After a period of discovery, the parties settled this case for a nonmaterial amount.

Cohens v. Inland Mortgage Corporation

      In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until March 31, 2005. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

      Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in several actions in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community).

      Hobson v. Irwin Union Bank and Trust Company was filed on July 30, 2004 in the United States District Court for the Northern District of Alabama. As amended on August 30, 2004, the Hobson complaint, seeks certification of both a plaintiffs’ and a defendants’ class, the plaintiffs’ class to consist of all persons who obtained loans from Community and whose loans were purchased by Irwin Union Bank. Hobson alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Real Estate Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). On October 12, 2004, Irwin filed a motion to dismiss the Hobson claims as untimely filed and substantively defective.

      Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void the mortgage loans as illegal contracts. Plaintiffs also seek recovery against Irwin for alleged RESPA violations and for conversion.

      The plaintiffs in Hobson and Kossler claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs also allege illegal kickbacks and fee splitting. In Hobson, the plaintiffs allege that Irwin was aware of Community’s alleged arrangement when Irwin purchased the loans and that Irwin participated in a RICO enterprise and conspiracy related to the loans. Because Irwin bought the loans from Community, the Hobson plaintiffs are alleging that Irwin has assignee liability under HOEPA.

      If the Hobson and Kossler plaintiffs are successful in establishing a class and prevailing at trial, possible RESPA remedies could include treble damages for each service for which there was an unearned fee, kickback or overvalued service. Other possible damages in Hobson could include TILA remedies, such as rescission, actual damages, statutory damages not to exceed the lesser of $500,000 or 1% of the net worth of the creditor, and attorneys’ fees and costs; possible HOEPA remedies could include the refunding of all closing costs, finance charges and fees paid by the borrower; RICO remedies could include treble plaintiffs’ actually proved damages. In addition, the Hobson plaintiffs are seeking unspecified punitive damages. Under TILA, HOEPA, RESPA and RICO, statutory remedies include recovery of attorneys’ fees and costs. Other possible damages in Kossler could include the refunding of all origination fees paid by the plaintiffs.

      Irwin Union Bank and Trust Company is also a defendant, along with Community, in two individual actions (Chatfield v. Irwin Union Bank and Trust Company, et al. and Ransom v. Irwin Union Bank and Trust Company, et al.) filed on June 9, 2004 in the Circuit Court of Frederick County, Maryland, involving mortgage loans Irwin Union Bank purchased from Community. On July 16, 2004, both of these lawsuits were removed to the United States District Court for the District of Maryland. The complaints allege that the plaintiffs did not receive disclosures required under HOEPA and TILA. The lawsuits also allege violations of Maryland law because the plaintiffs were allegedly charged or contracted for a prepayment penalty fee. Irwin believes the plaintiffs received the required disclosures and that Community, a Virginia-chartered bank, was permitted to charge prepayment fees to Maryland borrowers. Under the loan purchase agreements between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and to seek indemnification from Community for the claims in these lawsuits.

      Under the loan purchase agreement between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and indemnification from Community for these claims. On September 17, 2004, Irwin made a demand for indemnification and a defense to Hobson, Chatfield and Ransom. Community denied this request as premature.

      On December 22, 2004, Irwin filed a motion with the Judicial Panel On Multidistrict Litigation requesting a transfer of Hobson, Chatfield and Ransom to the Western District of Pennsylvania for coordinated or consolidated proceedings with the Kossler action. That motion was accepted by the Panel, and plaintiffs filed a motion in opposition.

      At this early stage, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer. We have established a reserve for the Community litigation based upon the advice of legal counsel.

Litigation Related to NorVergence, Inc.

      Irwin Business Finance, our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Irwin’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Irwin and other lenders, NorVergence became a debtor in a Chapter 7 bankruptcy, which is currently pending in the United States Bankruptcy Court in New Jersey. The sudden failure of NorVergence left many of its customers without telecommunications service. These customers became very angry when commitments made to them by NorVergence went unfulfilled.

      Complaints by former NorVergence customers have led to investigations by the attorneys general of several states. Irwin Business Finance has been named as a defendant in several lawsuits connected with NorVergence. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and was amended to include Irwin Business Finance and others on September 1, 2004. The Exquisite Caterers plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections.

      Irwin Business Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Irwin Business Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and have now commenced actions in the NorVergence bankruptcy proceeding, seeking similar relief.

      Irwin Business Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, which was voluntarily dismissed in January 2005. The plaintiffs then filed a similar complaint in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida on January 14, 2005 seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs allege that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act, the FTC Holder Rule, and breach of contract and warranties. Plaintiffs seek, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs.

      In addition, Irwin Business Finance has been named in several individual lawsuits involving equipment and services leased from NorVergence, where the lease was assigned to Irwin Business Finance. The suits allege fraud and nonfunctional equipment and services. The plaintiffs request rescission, restitution and/or reformation of the leases and/or a declaration of unenforceability. These suits were filed in the following jurisdictions: two actions in the District Court of Dallas County, Texas (July 2004 and October 2004); one action in the Superior Court of California, County of San Diego (August 2004); and one in the Superior Court of Massachusetts (September 2004). All but the Massachusetts action have been resolved by agreements under which the lessees have paid a significant portion of their lease obligations.

      In connection with investigations by various state attorneys general, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.). The complaint alleges that the agreements assigned by NorVergence to the lenders are unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit seeks to prohibit collection activities by the lenders and asks for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. Prosecution of this suit against Irwin Business Finance has been stayed by agreement of the parties while they discuss resolution of the concerns expressed by the Florida Attorney General.

      Irwin Business Finance was among a number of lenders to receive a notice of intent to sue from the Attorney General of New York. In January 2005, Irwin Business Finance reached an agreement with the New York Attorney General in connection with the five NorVergence-related leases Irwin Business Finance has with New York lessees. The agreement calls for, among other provisions, forgiveness of 90% of the remaining principal balance due on the leases as of July 15, 2004 (approximately $116,000). Irwin Business Finance is also communicating with other state attorneys general about ways in which Irwin Business Finance might work with the states to bring some relief to those who have suffered as a result of the failure of NorVergence.

      We are unable to form a reasonable estimate of potential loss, if any, that Irwin Business Finance could suffer as a result of ongoing litigation. Agreements with the various state attorneys general, if reached, would tend to decrease damages awarded, if any, in NorVergence-related class actions and other lawsuits, because lessees who accept such agreements would normally cease to be among potential class action plaintiffs. We have not established reserves in connection with NorVergence-related litigation.

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

      In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. We follow the same credit policies in making commitments and contractual obligations as we do for our on-balance sheet instruments.

      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2004 and 2003 were $719.7 million and $546.5 million, respectively. These loan commitments include $661.1 million of floating rate loan commitments and $58.6 million of fixed rate loan commitments. We had approximately $24.6 million and $30.8 million in irrevocable standby letters of credit outstanding at December 31, 2004 and 2003, respectively.

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

      In March 2003, we entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of December 31, 2004. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $0.2 million included in “derivative gains (losses)” during the year ended December 31, 2004 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate funding source into a floating rate funding source. Additionally we entered into an interest rate swap that met the criteria for the application of SFAS 133 hedge treatment accounting. This swap has a notional amount (which does not represent the amount of risk) of $10 million to hedge a fixed rate certificate of deposit. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.

      We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. A portion of the transactions hedging the closed mortgage loans qualifies for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.0 billion at December 31, 2004. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at December 31, 2004 was $0.5 million and the hedge ineffectiveness in 2004 was a loss of $2.7 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”

      We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For 2004, a net decrease in fair value of these derivatives totaling $6.5 million was recorded in “Gain from sale of loans.” At December 31, 2004, we had a notional amount of rate lock commitments outstanding totaling $0.9 billion with a fair value of $1.5 million. Notional amounts do not represent the amount of risk.

      Our commercial finance line of business delivered fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of December 31, 2004, the notional value and 2004 loss on the interest rate caps were $26 million and $43 thousand, respectively. As of December 31, 2004, the total notional amount and year-to-date gain on the Eurodollar futures were $95 million and $40 thousand, respectively.

•	Beginning in the fourth quarter of 2003, on several occasions we have delivered fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of four amortizing CAD interest rate swaps have been executed, although Irwin is only a counterparty on three of the swaps. The fourth swap is between the commercial paper conduit and an outside party, but affects the conduit funding cost that is charged to Irwin. For the first and second of the three swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. For the third swap, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date losses on these swaps at December 31, 2004 were $176.4 million and $0.6 million, respectively.

      Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. Starting in the first quarter of 2004, we began entering into Eurodollar futures contracts to manage such mismatches. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $495 million (which does not represent the amount at risk) with expiration dates ranging from March 2005 through September 2006. As of December 31, 2004, the fair value and year-to-date gain recorded on these contracts were $0.5 million and $0.9 million, respectively.

      In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyers’ securitizations, the buyers issue an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. Included in “Derivative gains or losses” for the year ended December 31, 2004 was a $4.5 million gain related to these incentive servicing fees based upon actual and projected performance of the underlying pools of loans. Of the $4.5 million recognized during the year, $1.0 million was the result of cash collections and $3.5 million represented the projected value of future cash payments, present valued using a discount rate of 30%. In total, we have sold $0.7 billion in loans for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate that we are more likely than not to receive cash payments on the derivatives. We use assumptions to value the ISFs that we believe market participants would use to value similar assets. As of December 31, 2004, only two of six whole loan sales representing $101.6 million of underlying loans have met this expected performance trigger.

      We manage the interest rate risk associated with our mortgage servicing rights at our mortgage banking and commercial banking lines of business through the use of swaptions and Eurodollar futures contracts. Both the options and futures contracts were marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At December 31, 2004, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $9.7 billion, with a final maturity ranging from January 2005 to March 2005. In 2004 we recorded gains on swaptions, including premiums paid, totaling $23.5 million. We held no Eurodollar futures contracts at December 31, 2004, but we recorded losses of $4.4 million on contracts held during the year. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.

      We are subject to basis risk in the management of our servicing portfolio. Currently, the basis risk is moving in a manner opposite to historic patterns, negatively affecting management of these assets. As discussed in more detail in the section of this report on “Interest Rate Risk,” we have approximately $1.6 million of mortgage servicing rights at risk to each one basis point change in interest rates. We typically counter-act this risk with the use of derivatives with a similar basis point value. Over time, this hedge has performed well in mitigating loss in value when interest rates have declined and has been structured in such a manner so that we can recapture some of the increase in value of servicing rights as rates rise, without losing an equal amount on our derivatives. Over the past six months, however, basis risk in our servicing asset and derivative position has caused our hedging position to be less effective than it has been historically as recent declines in mortgage rates has not been matched with equal declines in swap rates.

      Finally, while basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

      We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $48 million in forward contracts outstanding as of December 31, 2004. In 2004, we recognized losses on these contracts of $3.2 million. These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $2.3 million for the year ended December 31, 2004.

Note 16 —	Guarantees

      Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.

      We sell loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2004 and 2003, we had approximately $15.3 million and $21.6 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Sold loans for which these guarantees apply totaled approximately $11.7 billion in 2004 and $22.9 billion in 2003.

      We also sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-120 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2004 and 2003, respectively, we had approximately $1.7 million and $0.8 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $1.0 billion in 2004 and $0.7 billion in 2003.

      In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $46.1 million at December 31, 2004 and $49.3 million at December 31, 2003 and are reflected as accounts receivable in the consolidated balance sheets. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2004 and 2003, we had $2.9 million and $2.1 million recorded as an estimate for possible losses on these advances in other liabilities.

      We also service loans on behalf of private and agency investors and occasionally sell the servicing rights on these loans to third-party servicers. The typical servicing contract requires us to indemnify and hold the investor harmless against any loss arising from our failure to abide by the servicing guidelines adopted by the investor or from our breach of any representation or warranty made in connection with the sale. Some of the more common servicing sale representations and warranties include: (i) each loan is in full compliance with investor requirements; insurer requirements; and federal, state, and local laws and regulations; (ii) seller and all prior servicers have serviced and maintained the loans in accordance with investor requirements; and (iii) each custodial file and all documents related thereto is true, correct and complete in all material respects. The loss estimate recorded for these guarantees at December 31, 2004 and 2003, was $1.3 million and $0.9 million.

      We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2007. The maximum potential future payments guaranteed by us under these arrangements is $14.8 million and $21.4 million at December 31, 2004 and 2003, respectively.

      We provide an operating performance guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2004 and 2003, our subsidiary had borrowings totaling $95.3 million and $78 million for which our guarantee applied. Irwin Union Bank and Trust provides a credit guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2004, our subsidiary had borrowings totaling $48.8 million for which this guarantee applied.

      We provided merchant processing services for certain of our commercial customers. These services entail accepting merchant deposits of credit card transactions. Under credit card chargeback rules we are contingently liable for any billing disputes between the card company and its customer. As these disputes arise, the card company charged us and credited its customer. We would then pass the “chargeback” on to the depositing merchant. If for any reason the merchant was unwilling or unable to reimburse us for its payment to the credit card company, we bore the loss. During 2004 and 2003, respectively, we accepted approximately $15.8 million and $60.2 million in merchant deposits and received an estimated $0.01 million and $0.1 million in chargebacks. We incurred no losses on these chargebacks. This portfolio was closed August 2004 and we no longer provide these services.

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

      Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2004, that we have met all capital adequacy requirements to which we are subject. In addition, our Board of Directors has established minimum total capital standards for Irwin Financial and Irwin Union Bank and Trust of 11% and 12%, respectively.

      For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part I, Item 1, “Business,” “Supervision and Regulation.”

      The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios under the regulatory framework:

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2004
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$782,945	15.9%	$394,455	8.0%	$493,068	10.0%
Irwin Union Bank and Trust	645,817	14.6	353,636	8.0	442,045	10.0
Irwin Union Bank, F.S.B.	40,880	14.3	22,922	8.0	28,652	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	641,079	13.0	197,227	4.0	295,841	6.0
Irwin Union Bank and Trust	572,844	13.0	176,818	4.0	265,227	6.0
Irwin Union Bank, F.S.B.	39,636	13.8	N/A		17,191	6.0

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
Tier I Capital (to Average Assets):
Irwin Financial Corporation	641,079	11.6	222,094	4.0	277,618	5.0
Irwin Union Bank and Trust	572,844	11.3	202,986	4.0	253,732	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	39,636	10.6	14,984	4.0	18,730	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	39,636	10.6	5,619	1.5	N/A
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$740,531	15.1%	$391,304	8.0%	$489,130	10.0%
Irwin Union Bank and Trust	605,475	14.0	345,512	8.0	431,890	10.0
Irwin Union Bank, F.S.B.	41,459	19.1	17,333	8.0	21,666	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	556,793	11.4	195,652	4.0	293,478	6.0
Irwin Union Bank and Trust	520,996	12.1	172,756	4.0	259,134	6.0
Irwin Union Bank, F.S.B.	40,432	18.7	N/A		13,000	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	556,793	11.2	199,620	4.0	249,524	5.0
Irwin Union Bank and Trust	520,996	11.2	186,481	4.0	233,101	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	40,432	8.7	18,565	4.0	23,206	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	40,432	8.7	6,962	1.5	N/A

Note 18 —	Fair Values of Financial Instruments

      Fair value estimates, methods and assumptions are set forth below for our financial instruments:

      Cash and cash equivalents: The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values.

      Interest-bearing deposits with financial institutions, Deposit liabilities, Short-term borrowings, and Long-term and collateralized debt: The fair values were estimated by discounting cash flows, using interest rates currently being offered for like assets and like liabilities with similar terms.

      Loans and leases and loans held for sale: The fair values were estimated by discounting cash flows, using interest rates currently being offered for like assets with similar terms, to borrowers with similar credit quality, and for the same remaining maturities.

      Residual interests: The carrying amounts reported in the consolidated balance sheets for residual interests approximate those assets’ fair values. Fair value for residual interests is calculated using the methodologies specified in Note 1.

      Servicing assets: Fair value for servicing assets is calculated using the methodologies specified in Note 1.

      Investment securities: Fair values for investment securities were based on quoted market prices when available. For securities which had no quoted market prices, fair values were estimated by discounting future cash flows using current rates on similar securities. For FHLB and FRB stock, fair value is determined to be equal to cost as there is no readily determinable market value available for these securities.

      Derivative instruments: The carrying amounts reported in the consolidated balance sheets for derivative instruments approximate those assets’ fair values. The estimated fair values of derivative instruments are determined using methodologies discussed in Note 15.

      Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2004 and 2003. As of December 31, 2004 and 2003, our loan commitments had a notional amount of $719.7 million and $546.5 million, respectively. Our standby letters of credit had a notional amount of $24.6 million and $30.8 million at December 31, 2004 and 2003, respectively.

      The estimated fair values of our financial instruments at December 31, were as follows:

	2004		2003

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$97,101	$97,101	$140,810	$140,810
Interest-bearing deposits with financial institutions	58,936	58,755	81,166	81,365
Residual interests	56,101	56,101	71,491	71,491
Investment securities	108,222	108,232	92,525	92,540
Loans held for sale	890,711	895,840	883,895	884,803
Loans and leases, net of unearned discount	3,450,440	3,480,603	3,161,054	3,224,674
Servicing asset	367,032	371,887	380,123	393,540
Derivatives	6,400	6,400	12,809	12,809
Financial liabilities:
Deposits	3,395,263	3,337,705	2,899,662	2,880,075
Short-term borrowings	237,277	237,312	429,758	429,759
Collateralized debt	547,477	529,383	590,131	581,862
Other long-term debt	270,172	280,674	270,184	279,704
Derivatives	996	996	29,851	29,851

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

      The fair value estimates are presented for existing on- and off-balance sheet financial instruments without attempting to estimate the value of our long-term relationships with depositors and the benefit that results from the low cost funding provided by deposit liabilities. In addition, significant assets that were not considered financial instruments and were therefore not a part of the fair value estimates include accounts receivable and premises and equipment.

Note 19 — Shareholders’ Equity

      We have a stock plan that provides up to 300,000 shares of our common stock to be used to compensate Business Development Board members. During 2004 and 2003, 8,078 shares and 11,289 shares were issued at a weighted average price of $27.19 and $20.27, respectively, as part of this plan.

      We also have a stock plan to compensate our Directors with our common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of our common stock. In 2004 and 2003, respectively, we granted 8,784 and 23,776 shares under this plan at a weighted average fair value of $28.86 and $17.14. In addition, we have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.

      We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and a vesting period of four years beginning the year granted, is equal to the market price of our stock on the grant date. Vested outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. In 2004 and 2003, we awarded 12,901 shares and 8,796 shares of common stock in restricted stock grants at a weighted average fair value of $26.35 and $25.51 through this plan, respectively.

      Activity in the above plans for 2004, 2003, and 2002 is summarized as follows:

	2004		2003		2002

		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	shares	exercise price	shares	exercise price	shares	exercise price

Outstanding at the beginning of the year	2,170,791	$19.28	2,083,156	$17.22	1,673,908	$17.02
Granted	374,501	24.44	574,421	22.36	532,180	16.10
Exercised	(249,175)	19.15	(420,118)	13.30	(100,701)	7.19
Canceled	(67,711)	21.75	(66,668)	19.18	(22,231)	20.91

Outstanding at the end of the year	2,228,406	20.08	2,170,791	19.28	2,083,156	17.22

Exercisable at the end of the year	1,609,867	$19.27	1,428,465	$18.70	1,410,766	$16.89

      The table below shows options outstanding and exercisable by price range as of December 31, 2004.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price

$ 7.84 - $15.31	260,466	1.56	$11.11	260,466	$11.11
$15.31 - $18.69	576,363	6.51	16.27	476,363	16.34
$18.69 - $21.38	269,785	6.63	21.01	244,858	21.15
$21.38 - $23.43	500,011	8.14	22.54	276,461	22.61
$23.43 - $31.44	621,781	7.25	25.00	351,719	25.35

$ 7.84 - $31.44	2,228,406	6.52	$20.08	1,609,867	$19.27

Note 20 — Earnings Per Share

      Earnings per share calculations are summarized as follow:

	Basic	Effect of	Effect of	Effect of	Diluted
	Earnings	Stock	Preferred	Convertible	Earnings
	Per Share	Options	Shares	Shares	Per Share

	(Dollars in thousands, except per share amounts)
Year ended December 31,
2004
Net income available to common shareholders	$69,904	$—	$—	$2,712	$72,616
Shares	28,274	397	—	2,607	31,278

Per-share amount	$2.47	$(0.03)	$—	$(0.12)	$2.32

2003
Net income available to common shareholders	$72,817	$—	$—	$2,715	$75,532
Shares	27,915	325	—	2,610	30,850

Per-share amount	$2.61	$(0.03)	$—	$(0.13)	$2.45

2002
Net income available to common shareholders	$52,833	$—	$—	$2,801	$55,634
Shares	26,829	164	72	2,610	29,675

Per-share amount	1.97	(0.01)	(0.01)	(0.08)	1.87

Cumulative effect of change in accounting principle	495				495

Per-share amount	0.02				0.02

Net income	53,328				56,129

Per-share amount	$1.99				$1.89

      In 2004, 2003 and 2002, 93,994, 398,544 and 758,030 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they were antidilutive.

Note 21 —	Income Taxes

      In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. One of our subsidiaries, Onset Capital Corporation (and related entities), files and pays taxes to certain Canadian revenue authorities. Our provision for tax expense is based on analysis of our current and future tax liabilities. Income tax expense is summarized as follows:

	2004	2003	2002

	(Dollars in thousands)
Current:
Federal	$24,184	$(254)	$71,309
State	6,378	384	17,260
Foreign	3,639	2,196	—

	34,201	2,326	88,569

Deferred:
Federal	11,263	36,627	(44,551)
State	2,685	8,732	(10,620)
Foreign	(355)	(2,100)	—

	13,593	43,259	(55,171)

Income tax expense:
Federal	35,447	36,373	26,758
State	9,063	9,116	6,640
Foreign	3,284	96	—

	$47,794	$45,585	$33,398

      A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	2004	2003	2002

	(Dollars in thousands)
Income taxes computed at the statutory rate	$41,194	$41,441	$30,181
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(107)	(115)	(127)
State tax, net of federal benefit	5,891	5,926	4,316
Taxes related to foreign operations	1,860	(1,112)	—
Other items, net	(1,044)	(555)	(972)

	$47,794	$45,585	$33,398

      Our net deferred tax assets and liabilities consisted of the following:

	December 31,

	2004	2003

	(Dollars in thousands)
Deferred tax assets:
Deferred securitization income	$—	$5,406
Allowance for loan and lease losses	24,247	34,348
Deferred origination fees and costs	—	1,326
Deferred compensation	8,929	5,542
Mark to market	4,746	4,921
Net operating loss carryforward	227	4,907
Other, net	3,759	3,699

	41,908	60,149

Deferred tax liabilities:
Mortgage servicing	(134,414)	(142,485)
Deferred securitization income	(1,433)	—
Deferred origination fees and costs	(1,525)	—
Retirement benefits	—	(284)
Fixed assets	(4,556)	(3,807)

	(141,928)	(146,576)

Net deferred tax liability	$(100,020)	$(86,427)

Note 22 — Employee Retirement Plans

      We have contributory retirement and savings plans that cover all eligible employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60% by us up to 5% of the employee’s compensation.

      The matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The expense to match employee contributions for the years ended December 31, 2004, 2003 and 2002 was $3.6 million, $2.7 million and $2.0 million, respectively.

      We have a defined benefit plan currently covering eligible employees of our commercial banking segment and the parent company. The benefits are based on years of service and the employees’ compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. We use December 31 as the measurement date for our plan.

      The following table sets forth amounts recognized in our balance sheet:

	December 31,

	2004	2003

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$24,321	$19,317
Service cost	2,127	1,395
Interest cost	1,488	1,295
Actuarial loss	2,040	2,861
Benefits paid	(628)	(547)

Benefit obligation at December 31,	29,348	24,321

Change in plan assets:
Fair value plan assets at January 1,	20,552	15,963
Actual return on plan assets	2,383	4,236
Benefits paid	(628)	(547)
Employer contributions	2,100	900

Fair value plan assets at December 31,	24,407	20,552

Funded status	(4,941)	(3,769)
Unrecognized prior service cost	310	347
Unrecognized net actuarial loss	9,459	8,834

Net amount recognized as prepaid pension cost	$4,828	$5,412

      The accumulated benefit obligation for our plan was $23.8 million and $19.7 million at December 31, 2004 and 2003, respectively.

      The net pension cost for 2004, 2003 and 2002 included the following components:

	2004	2003	2002

	(Dollars in thousands)
Service cost	$2,127	$1,395	$1,122
Interest cost	1,488	1,295	1,149
Expected return on plan assets	(1,605)	(1,252)	(1,112)
Amortization of prior service cost	37	37	52
Amortization of actuarial loss	638	684	396

Net pension cost	$2,685	$2,159	$1,607

      Weighted average assumptions:

	2004	2003

To determine benefit obligations at December 31,
Discount rate	5.75%	6.00%
Rate of average compensation increase	3.83	3.83
To determine net periodic cost for the years ended December 31,
Discount rate	6.00%	6.75%
Return on plan assets	8.00	8.00
Rate of average compensation increase	3.83	3.83

      To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption listed above.

Plan Assets

      Our pension plan asset allocation at December 31, 2004, and 2003, and target allocation for 2005, by asset category are as follows:

	Percentage of
	Plan Assets
			Target
Asset Category	2004	2003	2005

Equity securities
Domestic	51%	55%	50-65%
International	23	23	15-25%
Corporate bonds	17	16	15-25%
Cash equivalents	9	6	0-10%

	100%	100%

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

Cash Flows

      Included in the cash equivalents are contributions we made of $2.1 million and $0.9 million to the plan on December 31, 2004 and 2003, respectively. These cash contributions were invested in early January of the subsequent year based on our target allocations. Since these cash contributions had not yet been reinvested at December 31, 2004, the percentage of plan assets by category above is skewed. We currently do not expect to make a contribution to the pension plan in 2005.

      Estimated future benefit payments (in thousands):

2005	$762
2006	780
2007	823
2008	938
2009	1,076
Years 2010-2014	8,005

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

      The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for 2004, 2003, and 2002:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated

	(Dollars in thousands)
2004
Net interest income	$42,120	$84,318	$110,601	$21,286	$11	$(20,453)	$237,883
Intersegment interest	(1,017)	1,992	(15,987)	—	(22)	15,034	—
Other revenue	197,954	17,749	71,368	6,275	(803)	(5,493)	287,050
Intersegment revenues	17	567	—	—	600	(1,184)	—

Total net revenues	239,074	104,626	165,982	27,561	(214)	(12,096)	524,933
Other expense	200,693	63,656	111,856	18,091	439	12,500	407,235
Intersegment expenses	3,512	1,794	2,923	691	—	(8,920)	—

Income (loss) before taxes	34,869	39,176	51,203	8,779	(653)	(15,676)	117,698
Income taxes	14,603	15,752	21,023	5,562	(256)	(8,890)	47,794

Net income (loss)	$20,266	$23,424	$30,180	$3,217	$(397)	$(6,786)	$69,904

Assets at December 31,	$1,238,136	$2,622,877	$996,500	$636,604	$6,700	$(261,476)	$5,239,341

2003
Net interest income	$80,169	$78,785	$84,875	$12,180	$(210)	$(31,497)	$224,302
Intersegment interest	(8,522)	(5,683)	(7,905)	(722)	—	22,832	—
Other revenue	326,000	21,071	(19,525)	5,868	(2,668)	(24,603)	306,143
Intersegment revenues	—	—	—	—	600	(600)	—

Total net revenues	397,647	94,173	57,445	17,326	(2,278)	(33,868)	530,445
Other expense	265,118	55,196	87,771	14,539	548	(11,129)	412,043
Intersegment expenses	2,762	1,503	2,767	533	—	(7,565)	—

Income (loss) before taxes	129,767	37,474	(33,093)	2,254	(2,826)	(15,174)	118,402
Income taxes	51,667	14,997	(13,203)	461	(1,118)	(7,219)	45,585

Net income (loss)	$78,100	$22,477	$(19,890)	$1,793	$(1,708)	$(7,955)	$72,817

Assets at December 31,	$1,258,641	$2,203,965	$1,070,634	$474,915	$7,345	$(27,141)	$4,988,359

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated

	(Dollars in thousands)
2002
Net interest income	$41,330	$61,348	$68,472	$6,661	$43	$(8,203)	$169,651
Intersegment interest	(139)	(1,306)	—	(2)	—	1,447	—
Other revenue	207,177	16,081	11,791	4,397	(4,220)	(1,089)	234,137
Intersegment revenues	—	—	—	—	534	(534)	—

Total net revenues	248,368	76,123	80,263	11,056	(3,643)	(8,379)	403,788
Other expense	173,162	48,699	76,224	12,122	495	6,855	317,557
Intersegment expenses	2,115	1,330	2,364	—	—	(5,809)	—

Income (loss) before taxes	73,091	26,094	1,675	(1,066)	(4,138)	(9,425)	86,231
Income taxes	28,548	10,009	670	(513)	(1,655)	(3,661)	33,398
Net income (loss) before cumulative effect of change in accounting principle	44,543	16,085	1,005	(553)	(2,483)	(5,764)	52,833
Cumulative effect of change in accounting principle	—	—	—	495	—	—	495

Net income (loss)	$44,543	$16,085	$1,005	$(58)	$(2,483)	$(5,764)	$53,328

Assets at December 31,	$1,631,406	$1,969,956	$939,494	$343,384	$4,782	$21,370	$4,910,392

Note 24 — Irwin Financial Corporation (Parent Only) Financial Information

      The condensed financial statements of the parent company as of December 31, 2004 and 2003, and for the three years ended December 31, 2004 are presented below:

Condensed Balance Sheets

	December 31,

	2004	2003

	(Dollars in thousands)
Assets:
Cash and short-term investments	$1,111	$4,723
Investment in bank subsidiary	626,281	573,284
Investments in non-bank subsidiaries	32,279	98,547
Loans to bank subsidiaries	82,629	56,209
Loans to non-bank subsidiaries	52,813	33,186
Other assets	25,976	26,110

	$821,089	$792,059

Liabilities:
Short-term borrowings(1)	$28,181	$89,513
Long-term debt	270,125	270,125
Other liabilities	20,139	161

	318,445	359,799

	December 31,

	2004	2003

	(Dollars in thousands)
Shareholders’ equity:
Common stock	112,000	112,000
Other shareholders’ equity	390,644	320,260

	502,644	432,260

	$821,089	$792,059

(1)	Includes $28.2 million and $73.1 million payable to our subsidiaries at December 31, 2004 and 2003, respectively.

Condensed Statements of Income

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Income:
Dividends from non-bank subsidiaries	$—	$686	$66,411
Dividends from bank subsidiary	66,000	—	—
Interest income	7,142	4,964	1,876
Other	10,369	7,721	5,928

	83,511	13,371	74,215

Expenses:
Interest expense	24,101	28,917	24,127
Salaries and benefits	9,555	6,491	3,872
Other	6,584	5,056	4,108

	40,240	40,464	32,107

Income before income taxes and equity in undistributed income of subsidiaries	43,271	(27,093)	42,108
Income tax benefit, less amounts charged to subsidiaries	(12,032)	(13,081)	(11,732)

	55,303	(14,012)	53,840
Equity in undistributed income of subsidiaries	14,601	86,829	(512)

Net income	$69,904	$72,817	$53,328

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2004	2003	2002

	(Dollars in thousands)
Net income	$69,904	$72,817	$53,328
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(14,601)	(86,829)	512
Depreciation and amortization	727	2,529	732
Increase (decrease) in taxes payable	18,970	(13,778)	1,583
Decrease (increase) in interest receivable	(247)	1,208	356
(Decrease) increase in interest payable	(62)	53	37
Net change in other assets and other liabilities	2,725	(11,277)	(12,124)

Net cash provided (used) by operating activities	77,416	(35,277)	44,424

Lending and investing activities:
Net (increase) decrease in loans to subsidiaries	(46,046)	22,518	(31,184)
Investments in subsidiaries	(15,575)	(10,286)	(116,133)
Net (purchases) sales of premises and equipment	(189)	(121)	187

Net cash provided (used) by lending and investing activities	(61,810)	12,111	(147,130)

Financing activities:
Net (decrease) increase in borrowings	(17,680)	28,252	(9,862)
Proceeds from long-term debt	—	51,547	36,960
Payments of long-term debt	—	(51,629)	—
Proceeds from common stock offering	—	—	82,035
Purchase of treasury stock	(407)	(4,201)	(1,176)
Proceeds from sale of stock for employee benefit plans	7,836	9,777	2,702
Dividends paid	(9,065)	(7,832)	(7,469)

Net cash provided (used) by financing activities	(19,316)	25,914	103,190

Net increase (decrease) in cash and cash equivalents	(3,710)	2,748	484
Effect of exchange rate changes on cash	98	228	(30)
Cash and cash equivalents at beginning of year	4,723	1,747	1,293

Cash and cash equivalents at end of year	$1,111	$4,723	$1,747

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$24,039	$27,709	$24,091

Income tax payments	$9,954	$42,971	$48,877

Non cash transactions:
Conversion of preferred stock to common stock	$—	$—	$1,386

Conversion of trust preferred to common stock	$—	$83	$—

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

      As of December 31, 2004, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004, to provide that material information relating to the Corporation would be made known to them by others within the Corporation in a timely manner sufficient for filing or furnishing reports to the SEC.

Management’s Report on Internal Control Over Financial Reporting

      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

      As of December 31, 2004, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that internal control over financial reporting as of December 31, 2004 was effective.

      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our financial statements, as attested to in their report which is provided in Item 8 of this Report on Form 10-K.

Item 9B.     Other Information

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Corporation

      The information contained in our proxy statement for the 2005 Annual Meeting of Shareholders under the headings “Election of Directors,” “Compliance with Section 16(a) of the Securities Act of 1934,” and “Director Meetings and Standing Committees — Committees and Current Membership: Audit and Risk Management Committee,” and “Audit and Risk Management Committee Report” is incorporated herein by reference in response to this item. See also the heading “Executive Officers” section in Part I, Item 1, “Business.”

      The following documents are posted on the Investor Relations (Corporate Governance) section of our website at www.irwinfinancial.com:

•	Our Code of Conduct (our code of business conduct and ethics), which is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is attached as Exhibit 14.1 to this Report on Form 10-K. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website.

•	Our Audit and Risk Management Committee Charter, which is also an attachment to our Proxy Statement.

•	Our Compensation Committee Charter.

•	Our Governance (nominating) Committee Charter.

      The Code of Conduct and the above-mentioned charters, together with our Corporate Governance Principles (corporate governance guidelines), are available in print to any shareholder who makes a request in writing to: Sue Elliott, Finance Department, Irwin Financial Corporation, 500 Washington Street, Columbus, IN 47201.

Item 11.	Executive Compensation

      The information contained in our proxy statement for the 2005 Annual Meeting of Shareholders under the headings “Election of Directors — Outside Director Compensation,” “Executive Compensation and Other Information,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information contained in our proxy statement for the 2005 Annual Meeting of Shareholders under the headings “Equity Compensation Plan Information,” “Equity Compensation Plans Adopted Without Approval of Security Holders,” “Voting Securities and Principal Holders,” and “Security Ownership of Management” is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions

      The information contained in our proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Interest of Management in Certain Transactions” is incorporated herein by reference in response to this item.

Item 14.	Principal Accountants Fees and Services.

      The information contained in our proxy statement for the 2005 Annual Meeting of Shareholders under the heading “Independent Public Accountants” is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) Documents filed as part of this report.

      1. Financial Statements

Management Report on Responsibility for Financial Reporting

Report of Independent Registered Public Accounting Firm

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2004 and 2003

Consolidated Statements of Income for the years ended 2004, 2003 and 2002

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the years ended 2004, 2003 and 2002

Notes to Consolidated Financial Statements

      2. Financial Statement Schedules

           None

      3. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 000-06835.)
3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001. (Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 000-06835.)
3.3	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004. (Incorporated by reference to Exhibit 3.3 to Form 10-Q Report for the quarter ended June 30, 2004, File No. 001-16691.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 000-06835.)
4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)
10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)
10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)
10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.9	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)
10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/ A Report for period ended March 31, 2001, File No. 000-06835.)
10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/ A filed February 14, 2002, File No. 333-69586.)
10.15	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado.
10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.
10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.
10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder.
10.19	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.21	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.22	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.23	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.24	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)
10.25	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.26	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.27	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.28	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2003, File No. 000-06835.)
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Conduct.
21.1	Subsidiaries of Irwin Financial Corporation.
23.1	Consent of Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

Date: March 9, 2005

By:	/s/ WILLIAM I. MILLER

William I. Miller
Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ SALLY A. DEAN Sally A. Dean	Director	March 9, 2005

/s/ DAVID W. GOODRICH David W. Goodrich	Director	March 9, 2005

/s/ R. DAVID HOOVER R. David Hoover	Director	March 9, 2005

/s/ WILLIAM H. KLING William H. Kling	Director	March 9, 2005

/s/ BRENDA J. LAUDERBACK Brenda J. Lauderback	Director	March 9, 2005

/s/ JOHN C. MCGINTY, JR John C. McGinty, Jr	Director	March 9, 2005

/s/ WILLIAM I. MILLER William I. Miller	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 9, 2005

/s/ LANCE R. ODDEN Lance R. Odden	Director	March 9, 2005

/s/ THEODORE M. SOLSO Theodore M. Solso	Director	March 9, 2005

/s/ GREGORY F. EHLINGER Gregory F. Ehlinger	Senior Vice President and Chief Financial Officer (principal financial officer)	March 9, 2005

/s/ JODY A. LITTRELL Jody A. Littrell	Vice President and Controller (principal accounting officer)	March 9, 2005