Form 10-Q
period 2005-03-31
IRWIN FINANCIAL CORP
filed 2005-04-29
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

☑ Yes	☐ No

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act

☑ Yes	☐ No

As of April 25, 2005, there were outstanding 28,536,435 common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3	Quantitative and Qualitative Disclosures About Market Risk	55

Item 4	Controls and Procedures	55

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	56

Item 6	Exhibits	58

	Signatures	61
Restated Articles of Incorporation
Amendment No.1 to Amendment and Restatement of Shareholder Agreement
Amendment No.1 to Deferred Compensation Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$153,737	$97,101
Interest-bearing deposits with financial institutions	80,209	58,936
Residual interests	51,582	56,101
Investment securities- held-to-maturity (Fair value: $4,818 at March 31, 2005 and $4,952 at December 31, 2004)	4,810	4,942
Investment securities- available-for-sale	103,081	103,280
Loans held for sale	1,053,871	890,711
Loans and leases, net of unearned income - Note 2	3,487,697	3,450,440
Less: Allowance for loan and lease losses - Note 3	(45,428)	(44,443)

	3,442,269	3,405,997
Servicing assets - Note 4	387,287	367,032
Accounts receivable	125,641	122,131
Accrued interest receivable	15,261	15,428
Premises and equipment	29,460	30,240
Other assets	118,273	87,442

Total assets	$5,565,481	$5,239,341

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,076,818	$975,925
Interest-bearing	1,848,340	1,774,727
Certificates of deposit over $100,000	845,257	644,611

	3,770,415	3,395,263
Short-term borrowings - Note 5	224,700	237,277
Collateralized debt - Note 6	515,578	547,477
Other long-term debt	270,169	270,172
Other liabilities	280,770	286,508

Total liabilities	5,061,632	4,736,697

Commitments and contingencies - Note 10
Shareholders’ equity
Preferred stock, no par value - authorized 4,000,000 shares; none issued	—	—
Common stock, no par value - authorized 40,000,000 shares; issued 29,612,080 shares as of March 31, 2005 and December 31, 2004, including 1,093,032 and 1,159,684, shares in treasury as of March 31, 2005 and December 31, 2004, respectively	112,000	112,000
Additional paid-in capital	—	383
Deferred compensation	(679)	(660)
Accumulated other comprehensive income, net of deferred income tax benefit of $326 at March 31, 2005 and $129 as of December 31, 2004	2,036	2,454
Retained earnings	414,034	413,486

	527,391	527,663
Less treasury stock, at cost	(23,542)	(25,019)

Total shareholders’ equity	503,849	502,644

Total liabilities and shareholders’ equity	$5,565,481	$5,239,341

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$65,491	$61,246
Loans held for sale	18,571	14,072
Residual interests	2,340	3,258
Investment securities	1,715	1,209
Federal funds sold	49	18

Total interest income	88,166	79,803

Interest expense:
Deposits	14,674	9,489
Short-term borrowings	3,108	1,623
Collateralized debt	4,315	3,805
Other long-term debt	5,856	5,683

Total interest expense	27,953	20,600

Net interest income	60,213	59,203
Provision for loan and lease losses - Note 3	3,291	8,146

Net interest income after provision for loan and lease losses	56,922	51,057
Other income:
Loan servicing fees	34,619	32,577
Amortization of servicing assets - Note 4	(27,319)	(31,687)
Recovery (impairment) of servicing assets - Note 4	32,400	(47,383)

Net loan administration income (loss)	39,700	(46,493)
Gain from sales of loans	34,525	52,769
Gain on sale of mortgage servicing assets	1,185	6,489
Trading gains	1,380	4,673
Derivative (losses) gains, net	(36,778)	58,915
Other	6,208	6,101

	46,220	82,454

Other expense:
Salaries	50,017	49,834
Pension and other employee benefits	12,045	11,747
Office expense	3,820	4,737
Premises and equipment	10,299	10,455
Marketing and development	2,815	3,634
Professional fees	4,612	3,844
Other	14,491	16,185

	98,099	100,436

Income before income taxes	5,043	33,075
Provision for income taxes	1,418	12,734

Net income	$3,625	$20,341

Earnings per share: - Note 8
Basic	$0.13	$0.72

Diluted	$0.13	$0.67

Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2005	$502,644	$413,486	$2,454	$(660)	$383	$112,000	$(25,019)
Net income	3,625	3,625
Unrealized loss on investment securities net of $198 tax benefit	(297)		(297)
Foreign currency adjustment	(121)		(121)

Total comprehensive income	3,207
Deferred Compensation	(19)			(19)
Cash dividends	(2,851)	(2,851)
Tax benefit on stock option exercises	499				499
Treasury stock:
Purchase of 37,139 shares	(908)						(908)
Sales of 103,791 shares	1,277	(226)			(882)		2,385

Balance at March 31, 2005	$503,849	$414,034	$2,036	$(679)	$—	$112,000	$(23,542)

Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income	20,341	20,341
Unrealized gain on investment securities net of $43 tax liability	64		64
Unrealized gain on interest rate cap net of $56 tax benefit	(81)		(81)
Foreign currency adjustment	(75)		(75)

Total comprehensive income	20,249
Deferred Compensation	(36)			(36)
Cash dividends	(2,260)	(2,260)
Tax benefit on stock option exercises	661				661
Treasury stock:
Purchase of 9,907 shares	(333)						(333)
Sales of 131,627 shares	2,644				(1,330)		3,974

Balance at March 31, 2004	$453,185	$370,728	$90	$(540)	$595	$112,000	$(29,688)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income	$3,625	$20,341
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	3,109	1,582
Amortization and (recovery) impairment of servicing assets	(5,081)	79,070
Provision for loan and lease losses	3,291	8,146
Gain on sale of mortgage servicing assets	(1,185)	(6,489)
Gain from sales of loans held for sale	(34,525)	(52,769)
Originations and purchases of loans held for sale	(3,287,612)	(3,304,377)
Proceeds from sales and repayments of loans held for sale	3,134,320	3,163,639
Proceeds from sale of mortgage servicing assets	10,171	15,606
Net decrease in residuals	4,519	1,720
Net increase in accounts receivable	(3,510)	(3,774)
Other, net	(37,899)	(36,902)

Net cash used by operating activities	(210,777)	(114,207)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	1,293	20,279
Available-for-sale	—	1,074
Purchase of investment securities:
Held-to-maturity	—	(30,897)
Available-for-sale	(1,480)	(639)
Net (increase) decrease in interest-bearing deposits	(21,273)	14,558
Net increase in loans, excluding sales	(57,467)	(83,437)
Proceeds from sale of loans	18,400	13,886
Other, net	(1,234)	(308)

Net cash used by lending and investing activities	(61,761)	(65,484)

Financing activities:
Net increase in deposits	375,152	409,345
Net decrease in short-term borrowings	(12,577)	(132,742)
Repayments of long-term debt	(3)	(3)
Proceeds from issuance of collateralized borrowings	35,448	112,000
Repayments of collateralized borrowings	(67,347)	(174,703)
Purchase of treasury stock for employee benefit plans	(908)	(333)
Proceeds from sale of stock for employee benefit plans	1,776	3,305
Dividends paid	(2,851)	(2,260)

Net cash provided by financing activities	328,690	214,609

Effect of exchange rate changes on cash	484	(24)

Net increase in cash and cash equivalents	56,636	34,894
Cash and cash equivalents at beginning of period	97,101	140,810

Cash and cash equivalents at end of period	$153,737	$175,704

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$26,436	$20,916

Income taxes	$2,456	$(21,026)

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$1,766	$78,004

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Summary of Significant Accounting Policies

     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States and Canada. We are engaged in the mortgage banking, commercial banking, home equity lending, and commercial finance lines of business. Our direct and indirect subsidiaries include Irwin Mortgage Corporation, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Home Equity Corporation, and Irwin Commercial Finance Corporation. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.

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

     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we generally estimate fair value based on the present value of expected cash flows using estimates of the key assumptions - prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved - that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as “trading gains or losses.”

     Allowance for Loan and Lease Losses: The allowance for loan and lease losses is an estimate based on management’s judgment applying the principles of Statement of Financial Accounting Standard (SFAS) 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

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

     In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. Each stratum is valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used originally to determine the fair value at origination using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in impaired reserve levels. We also compare actual cash collections to projected cash collections and adjust our models as appropriate. In addition, we periodically have independent valuations performed on the portfolio. Other than temporary impairment is recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There is no related direct impact on net income as this other than temporary impairment affects only balance sheet accounts. However, a write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

     Incentive Servicing Fees: For whole loan sales of certain home equity loans, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” When we first received cash from an ISF agreement in the first quarter of 2004, our accounting policy reflected the lack of history for these cash flows and among other factors, required projections of expected cash flows to occur within one year before recognizing any value. In the first quarter of 2005 we concluded our actual servicing experience and the performance of the loan pools subject to these ISFs has now demonstrated a level of predictability that has allowed us to modify our accounting policy to eliminate the one year to cash flow requirement and, as appropriate under SFAS 133, recognize derivative value for cash flows expected over time, including ones not anticipated to occur within one year. Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flow, credit quality, loan-to-value ratio, and anticipated prepayment speeds. ISFs are carried at fair value with the changes to fair value recognized in “derivative gains/losses.”

     Stock-Based Employee Compensation: We have three stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income as reported	$3,625	$20,341
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(632)

Pro forma net income	$3,094	$19,709

Basic earnings per share
As reported	$0.13	$0.72
Pro forma	$0.11	$0.70
Diluted earnings per share
As reported	$0.13	$0.67
Pro forma	$0.11	$0.65

     Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.

     Recent Accounting Developments: In December 2004 the FASB issued a revised Statement 123 (SFAS 123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award - usually the vesting period. The effective date for this statement has been established by the Securities and Exchange Commission (SEC) to be as of the first annual period that begins after June 15, 2005. We are evaluating the impact of this new pronouncement and expect it to be comparable to the pro forma effects of applying the original SFAS 123 as detailed above.

     Reclassifications: Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 - Loans and Leases

     Loans and leases are summarized as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,782,178	$1,697,651
Real estate-construction	254,274	287,496
Real estate-mortgage	769,481	808,875
Consumer	37,693	31,166
Commercial financing
Franchise financing	337,198	330,496
Domestic leasing	183,458	174,035
Canadian leasing	270,068	265,780
Unearned income
Franchise financing	(87,022)	(86,638)
Domestic leasing	(25,407)	(23,924)
Canadian leasing	(34,224)	(34,497)

Total	$3,487,697	$3,450,440

Note 3 - Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$44,443	$64,285
Provision for loan and lease losses	3,291	14,195
Charge-offs	(4,033)	(28,180)
Recoveries	1,918	5,335
Reduction due to sale of loans and leases and other	(240)	(627)
Reduction due to reclassification of loans	(12)	(10,808)
Foreign currency adjustment	61	243

Balance at end of period	$45,428	$44,443

Note 4 - Servicing Assets

     Included on the consolidated balance sheet at March 31, 2005 and December 31, 2004 are $387 million and $367 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of mortgage loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$367,032	$380,123
Additions	24,160	142,689
Amortization	(27,319)	(117,143)
(Impairment), recovery of impairment	32,400	(2,474)
Reduction for servicing sales	(8,986)	(36,163)

Balance at end of period	$387,287	$367,032

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	March 31,	December 31,
	2005	2004
Balance at beginning of year	$54,134	$76,869
Impairment, (recovery of impairment)	(32,400)	2,474
Reclass for sales of servicing	—	(18,210)
Other than temporary impairment (1)	—	(6,999)

Balance at end of period	$21,734	$54,134

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

Note 5 - Short-Term Borrowings

     Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$21,822	$71,826
Drafts payable related to mortgage loan closings	91,333	53,254
Lines of credit and other	2,345	2,197
Federal funds	109,200	110,000

Total	$224,700	$237,277

Weighted average interest rate	2.09%	1.64%

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 3.2% to 4.0% at March 31, 2005.

Note 6 - Collateralized Debt

     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.5 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a floating rate.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		March 31,	March 31,	December 31,
	Maturity	2005	2005	2004
			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note	7/2010	4.50	$24,653	$29,050
Canadian asset backed notes	5/2005-4/2010	3.60	183,974	165,802
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior note	12/2024-12/2034	3.00	282,176	327,850
Combined variable rate subordinate note	12/2034	3.85	24,775	24,775

Total			$515,578	$547,477

     For the Canadian asset backed notes, we are subject to compliance with certain financial covenants set forth in this facility including, but not limited to consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. Due to our low level of net income in the first quarter, we requested and obtained a waiver with respect to the return on average assets ratio covenant. As a result of this waiver, we are in compliance with all applicable covenants as of March 31, 2005.

Note 7 - Employee Retirement Plans

     Components of net periodic cost of pension benefit:

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Service cost	$681	$494
Interest cost	416	455
Expected return on plan assets	(446)	(405)
Amortization of transition obligation	—	3
Amortization of prior service cost	9	10
Amortization of actuarial loss	164	175

Net periodic benefit cost	$824	$732

     As of March 31, 2005, we have not made any contributions to our pension plan in the current year and currently do not expect to contribute to this plan in 2005 .

Note 8 - Earnings Per Share

     Earnings Per Share calculations are summarized as follows:

	Basic		Effect of	Diluted
	Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares	Per Share
	(Dollars in thousands, except per share amounts)
Period ended March 31, 2005
Net income available to common shareholders	$3,625	$—	$—	$3,625
Shares	28,462	329	—	28,791

Per-share amount	$0.13	$—	$—	$0.13

Period ended March 31, 2004
Net income available to common shareholders	$20,341	$—	$678	$21,019
Shares	28,191	492	2,607	31,290

Per-share amount	$0.72	$(0.01)	$(0.04)	$0.67

     At March 31, 2005 and 2004, 943,792 and 4,000 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because they had exercise prices below the stock price as of the respective dates.

     Also at March 31, 2005, 2,607,040 shares and $678,136 of interest related to convertible securities were not included in the dilutive earnings per share calculation because they had an antidilutive effect on earnings per share.

Note 9 - Industry Segment Information

     We have four principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans. The commercial banking line of business provides commercial banking services. The home equity lending line of business originates, purchases, sells and services home equity loans. The commercial finance line of business originates leases and loans against commercial equipment and real estate. Our other segment primarily includes the parent company, our private equity portfolio, and eliminations.

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months ended March 31, 2005, and 2004:

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
	(Dollars in thousands)
For the Three Months Ended March 31, 2005
Net interest income	$9,806	$24,392	$25,010	$5,937	$(8,223)	$56,922
Intersegment interest	(1,894)	(832)	(4,949)	(435)	8,110	—
Other revenue	17,838	4,315	22,704	1,908	(545)	46,220
Intersegment revenues	24	66	—	—	(90)	—

Total net revenues	25,774	27,941	42,765	7,410	(748)	103,142
Other expense	40,568	18,326	30,494	5,993	2,718	98,099
Intersegment expenses	841	429	727	193	(2,190)	—

Income (loss) before taxes	(15,635)	9,186	11,544	1,224	(1,276)	5,043
Income taxes	(6,018)	3,717	4,624	528	(1,433)	1,418

Net income (loss)	$(9,617)	$5,469	$6,920	$696	$157	$3,625

Assets at March 31, 2005	$1,368,894	$2,894,662	$1,069,178	$657,679	$(424,932)	$5,565,481

For the Three Months Ended March 31, 2004
Net interest income	$9,193	$18,556	$21,177	$5,601	$(3,470)	$51,057
Intersegment interest	(424)	790	(2,380)	—	2,014	—
Other revenue	59,867	4,646	18,279	448	(786)	82,454
Intersegment revenues	—	130	(624)	—	494	—

Total net revenues	68,636	24,122	36,452	6,049	(1,748)	133,511
Other expense	51,603	14,634	24,662	4,025	5,512	100,436
Intersegment expenses	866	449	724	173	(2,212)	—

Income (loss) before taxes	16,167	9,039	11,066	1,851	(5,048)	33,075
Income taxes	6,435	3,622	4,433	2,144	(3,900)	12,734

Net income (loss)	$9,732	$5,417	$6,633	$(293)	$(1,148)	$20,341

Assets at March 31, 2004	$1,330,505	$2,311,816	$1,107,988	$487,769	$(91,908)	$5,146,170

Note 10 – Commitments and Contingencies

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

     The 11th Circuit subsequently decided all of the RESPA cases pending in that court. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case. In March 2003, Irwin Mortgage filed a motion to decertify the class and the plaintiffs filed a renewed motion for summary judgment. On October 2, 2003 the case was reassigned to another U.S. district court judge. In response to an order from the court, the parties met and submitted a joint status report at the end of October 2003. On June 14, 2004, at the court’s request, the parties engaged in mediation, which was unsuccessful. The court then reassigned this case to a new judge. Pursuant to the court’s order on March 17,

2005, Irwin Mortgage filed a motion for summary judgment and updated its motion to decertify the class; the plaintiffs updated their motion for summary judgment.

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

     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleges that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the 3rd Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. On January 28, 2005, the court of appeals affirmed the district court’s dismissal of plaintiff’s action. The period during which the plaintiff can petition to the United States Supreme Court for writ of certiorari expires on April 28, 2005.

Stamper v. A Home of Your Own

     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 per plaintiff for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon SFAS 5 guidance.

Silke v. Irwin Mortgage Corporation

     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. This date was later clarified by stipulation of the parties to be April 14, 1997. In November 2004, the court heard arguments on Irwin Mortgage’s motion for summary judgment and plaintiffs’ motion seeking to send out class notice. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

Cohens v. Inland Mortgage Corporation

     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. Because the case is in the early stages of litigation, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. The parties agreed to delay the filing of an answer in this case until April 29, 2005. We are attempting to obtain a voluntary dismissal based on our belief that there is insufficient nexus between the cause of the alleged injuries and Irwin Mortgage. We have not established any reserves for this case.

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

     Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in several actions in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community).

     Hobson v. Irwin Union Bank and Trust Company was filed on July 30, 2004 in the United States District Court for the Northern District of Alabama. As amended on August 30, 2004, the Hobson complaint, seeks certification of both a plaintiffs’ and a defendants’ class, the plaintiffs’ class to consist of all persons who obtained loans from Community and whose loans were purchased by Irwin Union Bank. Hobson alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Real Estate Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). On October 12, 2004, Irwin filed a motion to dismiss the Hobson claims as untimely filed and substantively defective. On March 4, 2005, the court held a hearing on Irwin’s motion to dismiss.

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

     On December 22, 2004, Irwin filed a motion with the Judicial Panel On Multidistrict Litigation requesting a transfer of Hobson, Chatfield and Ransom to the Western District of Pennsylvania for coordinated or consolidated proceedings with the Kossler action. On March 31, 2005, the Judicial Panel On Multidistrict Litigation held a hearing on Irwin’s motion.

     At this early stage, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer. We have established a reserve for the Community litigation based upon SFAS 5 and the advice of legal counsel.

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

     In connection with investigations by various state attorneys general, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Irwin Business Finance is pursuing discussions with all states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Although negotiations are ongoing in the following states, Irwin believes it has reached agreements in principle with: the Attorney General of California for recovery of 15% of outstanding balances on California leases as of July 15, 2004; the Attorney General of Florida, entitling Irwin to lease payments through January 31, 2005; and the Attorney General of New Jersey for recovery on a staggered scale based on the contract price, with full forgiveness for gross a contract price of $17,999 or less, to 75% forgiveness for a gross contract price of $30,000 or more. Irwin also is participating in negotiations with a multi-state group of attorneys general, which appears to be progressing towards an agreement that would require NorVergence lessees in their states to pay all amounts due through July 30, 2004, with the lenders, including Irwin, entitled to 15% of the then-outstanding balance.

     Prosecution of the suit filed on October 21, 2004, by the Attorney General of Florida against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.), has been stayed by agreement of the parties while they discuss resolution of the concerns expressed by the Florida Attorney General. The complaint alleges that the agreements assigned by NorVergence to the lenders are unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit seeks to prohibit collection activities by the lenders and asks for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties.

     The individual lawsuit filed against Irwin Business Finance in September 2004 in the Superior Court of Massachusetts has been put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant.

     On April 5, 2005, Irwin Business Finance received an informal request for information and documents from the Federal Trade Commission. Irwin is in the process of responding to this request.

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

     We and our subsidiaries are from time to time engaged in various matters of litigation, including the matters described above, other assertions of improper or fraudulent loan practices or lending violations, and other matters, and we have a number of unresolved claims pending. In addition, as part of the ordinary course of business, we and our subsidiaries are parties to litigation involving claims to the ownership of funds in particular accounts, the collection of delinquent accounts, challenges to security interests in collateral, and foreclosure interests, that are incidental to our regular business activities. While the ultimate liability with respect to these other litigation matters and claims cannot be determined at this time, we believe that damages, if any, and other amounts relating to pending matters are not likely to be material to our consolidated financial position or results of operations, except as described above. Reserves are established for these various matters of litigation, when appropriate under SFAS 5, based in part upon the advice of legal counsel.

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

     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our residual, servicing and derivative portfolios, including short-term swings in valuation of such portfolios due to quarter-end secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our assets;

•	unanticipated deterioration in the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses or raising capital and other funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	legislative or regulatory changes, including changes in tax laws, changes in the interpretation of regulatory capital rules, disclosure or consumer lending rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business; and

•	governmental changes in monetary or fiscal policies.

     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

Strategy

     Our strategy is to maintain a diverse and balanced revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:

•	Identify underserved niches. We focus on product or market niches in financial services that we believe are underserved and where we believe customers are willing to pay a premium for value-added services. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Each of our four lines of business has a separate management team that operates as an independent business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant industry experience. We attempt to create a mix of short-term and long-term incentives (including, in some instances, minority interests in the line of business) that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business as a key part of our risk management. Our lines of business are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions. For example, both the origination and servicing of residential mortgage loans are very cyclical businesses, which normally respond in opposite ways to changes in interest rates and show generally opposite effects in certain economic environments. We believe our participation in these markets has been profitable over time due to our dedication to participating in both segments of the mortgage banking business, rather than one or the other.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.

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

Critical Accounting Policies

     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Our Annual Report of Form 10-K provides a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment. In addition, below is our policy for incentive servicing fees. We have added this policy to our list of critical accounting policies due to the nature of the policy (requires accounting estimates and/or judgment) and the financial statement impact.

Incentive Servicing Fees

     For whole loan sales of certain home equity loans, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” When we first received an ISF agreement in the first quarter of 2004, we adopted an accounting policy that reflected the lack of history for these cash flows and among other factors, required projections of expected cash flows to occur within one year before recognizing any value. In the first quarter we concluded our actual servicing experience and the performance of the loan pools subject to these ISFs has now demonstrated a level of predictability that has allowed us to modify our accounting policy to eliminate the one year to cash flow requirement and, as appropriate under SFAS 133, recognize derivative value for cash flows expected over time, including ones not anticipated to occur within one year. Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flows, credit quality, loan-to-value ratio, and anticipated prepayment speeds, among other factors. ISFs are carried at fair value with the changes to fair value recognized in “derivative gains/losses.”

Consolidated Overview

	For the three months ended March 31,
	2005	2004
Net income (millions)	$3.6	$20.3
Basic earnings per share	0.13	0.72
Diluted earnings per share	0.13	0.67
Return on average equity	2.9%	18.4%
Return on average assets	0.3	1.7

Consolidated Income Statement Analysis

Net Income

     We recorded net income of $3.6 million for the three months ended March 31, 2005, down 82% from net income of $20.3 million for the three months ended March 31, 2004. Net income per share (diluted) was $0.13 for the quarter ended March 31, 2005, down 81% from $0.67 per share for the first quarter of 2004. Return on equity was 2.9% for the three months ended March 31, 2005 and 18.4% for the same period in 2004.

Net Interest Income

     Net interest income for the three months ended March 31, 2005 totaled $60 million, up 2% from the first quarter 2004 net interest income of $59 million. Net interest margin for the three months ended March 31, 2005 was 5.17% compared to 5.59% for the same period in 2004. The decline in consolidated net interest margin related primarily to two segments due to product mix changes and pricing pressures.

The following table shows our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	For the Three Months Ended March 31,
	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$64,886	$278	1.74%	$75,276	$137	0.73%
Federal funds sold	8,143	49	2.44%	8,526	18	0.85%
Residual interests	53,201	2,340	17.84%	70,716	3,258	18.53%
Investment securities (1)	108,054	1,437	5.39%	77,952	1,072	5.53%
Loans held for sale	1,013,964	18,571	7.43%	803,267	14,072	7.05%
Loans and leases, net of unearned income (2)	3,474,331	65,491	7.64%	3,225,210	61,246	7.64%

Total interest earning assets	4,722,579	$88,166	7.57%	4,260,947	$79,803	7.53%
Noninterest-earning assets:
Cash and due from banks	102,426			105,906
Premises and equipment, net	30,003			31,595
Other assets	607,189			553,180
Less allowance for loan and lease losses	(44,955)			(64,447)

Total assets	$5,417,242			$4,887,181

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$469,674	$2,120	1.83%	$224,708	$423	0.76%
Money market savings	1,113,345	5,499	2.00%	977,262	2,954	1.22%
Regular savings	61,728	210	1.38%	59,368	235	1.59%
Time deposits	923,920	6,845	3.00%	911,719	5,877	2.59%
Short-term borrowings	290,668	3,108	4.34%	273,488	1,623	2.39%
Collateralized debt	520,738	4,315	3.36%	563,049	3,805	2.72%
Other long-term debt	270,171	5,856	8.79%	270,183	5,683	8.46%

Total interest-bearing liabilities	$3,650,244	$27,953	3.11%	$3,279,777	$20,600	2.53%
Noninterest-bearing liabilities:
Demand deposits	966,653			866,721
Other liabilities	294,440			296,774
Shareholders’ equity	505,905			443,909

Total liabilities and shareholders’ equity	$5,417,242			$4,887,181

Net interest income		$60,213			$59,203

Net interest income to average interest earning assets			5.17%			5.59%

(1) We do not show interest income on a tax equivalent basis because it is immaterial.
(2) For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses

     The consolidated provision for loan and lease losses for the three months ended March 31, 2005 was $3 million, compared to $8 million for the same period in 2004. More information on this subject is contained in the section on “credit risk.”

Noninterest Income

     Noninterest income during the first quarter of 2005 totaled $46 million, compared to $82 million for the first three months of 2004. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the decrease were $15 million of losses on derivative instruments used to hedge our servicing assets in excess of the reversal of servicing asset impairment, lower gains from servicing sales, and lower gains from sales of loans. Details related to these fluctuations are discussed later in the “mortgage banking” section of this document.

Noninterest Expense

     Noninterest expenses for the three months ended March 31, 2005 totaled $98 million, compared to $100 million for the same period in 2004.

Income Tax Provision

     Income tax provision for the three month ended March 31, 2005 totaled $1.4 million, compared to $12.7 million during the same period in 2004. Our effective tax rate declined to 28% during the first quarter of 2005 as a result of the release of $0.8 million in tax reserves to align our tax liability to a level commensurate with our currently identified tax exposures.

Consolidated Balance Sheet Analysis

     Total assets at March 31, 2005 were $5.6 billion, up 6% from December 31, 2004. Average assets for the first quarter of 2005 were $5.4 billion, up 3% from the average assets for the year 2004. The growth in the balance sheet primarily reflects increases at the commercial banking line of business.

Investment Securities

     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasury and government obligations	$160	$3,556
Obligations of states and political subdivisions	5,799	3,746
Mortgage-backed securities	33,600	31,556
Other	68,332	69,364

Total	$107,891	$108,222

Loans Held For Sale

     Loans held for sale totaled $1.1 billion at March 31, 2005, an increase from a balance of $0.9 billion at December 31, 2004. The increase occurred primarily at our mortgage and home equity banking lines of business where mortgage loans held for sale increased by $0.1 billion at each company from December 31, 2004.

Loans and Leases

     Our commercial loans and leases are originated throughout the United States and Canada. At March 31, 2005, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,782,178	$1,697,651
Real estate-construction	254,274	287,496
Real estate-mortgage	769,481	808,875
Consumer	37,693	31,166
Commercial financing
Franchise financing	337,198	330,496
Domestic leasing	183,458	174,035
Canadian leasing	270,068	265,780
Unearned income
Franchise financing	(87,022)	(86,638)
Domestic leasing	(25,407)	(23,924)
Canadian leasing	(34,224)	(34,497)

Total	$3,487,697	$3,450,440

Allowance for Loan and Lease Losses

     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$44,443	$64,285
Provision for loan and lease losses	3,291	14,195
Charge-offs	(4,033)	(28,180)
Recoveries	1,918	5,335
Reduction due to sale of loans and leases and other	(240)	(627)
Reduction due to reclassification of loans	(12)	(10,808)
Foreign currency adjustment	61	243

Balance at end of period	$45,428	$44,443

     The 2004 roll forward of allowance for loan and lease losses above includes the effect of the transfer and sale of portfolio loans at our home equity lending line of business. We transferred $355 million in loans to loans held for sale when the decisions were made to sell these loans from the portfolio. These loans had an associated allowance of $21 million. The loans were transferred with an allowance of $11 million to reduce their carrying value to fair market value. After the transfers, the remaining $10 million of excess allowance was reversed through the provision for loan and lease losses.

Deposits

     Total deposits for the first quarter of 2005 averaged $3.5 billion compared to deposits for the year 2004 that averaged $3.4 billion. Demand deposits for the first quarter of 2005 averaged $967 million, a 4% decrease over the average balance for the year 2004. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first quarter of 2005, these escrow accounts decreased from $746 million at December 31, 2004 to $681 million at March 31, 2005.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2005, institutional broker-sourced deposits totaled $260 million compared to a balance of $279 million at December 31, 2004.

Short-Term Borrowings

     Short-term borrowings during the first quarter of 2005 averaged $291 million compared to an average of $308 million for the year 2004. Short-term borrowings declined to $225 million at March 31, 2005 compared to $237 million at December 31, 2004. The decrease in short-term borrowings at the end of the first quarter relative to year-end reflects an increase in mortgage escrow deposits (an alternative funding source for our mortgage warehouse) to $746 million, compared to $681 million at year-end.

     Federal Home Loan Bank borrowings averaged $153 million for the quarter ended March 31, 2005, with an average rate of 2.48%. The balance at March 31, 2005 was $22 million at an interest rate of 2.99%. The maximum outstanding during any month end during 2005 was $372 million.

Collateralized and Other Long-Term Debt

     Collateralized debt totaled $516 million at March 31, 2005, compared to $547 million at December 31, 2004. The decreased debt relates to paydowns on the secured borrowings during the first quarter at our home equity lending line of business. The bulk of these borrowings have resulted from securitization structures that result in loans remaining as assets and debt borrowings being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases.

     Other long-term debt totaled $270 million at March 31, 2005, unchanged from December 31, 2004. We had obligations represented by subordinated debentures at March 31, 2005 totaling $240 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2005. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are not consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt. We are evaluating the potential benefits of calling the trust preferred securities issued by IFC Capital Trust II, which become callable (under certain conditions) at par in September 2005.

Capital

     Shareholders’ equity averaged $506 million during the first quarter of 2005, up 7% compared to the average for the year 2004. Shareholders’ equity balance of $504 million at March 31, 2005 represented $17.67 per common share, unchanged from December 31, 2004. We paid $2.9 million in dividends in the first quarter of 2005, reflecting an increase of $0.02 per share compared to a year ago.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Tier 1 capital	$657,468	$641,079
Tier 2 capital	142,000	141,866

Total risk-based capital	$799,468	$782,945

Risk-weighted assets	$5,321,695	$4,930,684
Risk-based ratios:
Tier 1 capital	12.4%	13.0%
Total capital	15.0	15.9
Tier 1 leverage ratio	12.0	11.6
Ending shareholders’ equity to assets	9.1	9.6
Average shareholders’ equity to assets	9.3	9.0

     At March 31, 2005, our total risk-adjusted capital ratio was 15.0% exceeding our internal minimum target of 11.0%. At December 31, 2004, our total risk-adjusted capital ratio was 15.9%. Our ending equity to assets ratio at March 31, 2005 was 9.1% compared to 9.6% at December 31, 2004. Our Tier 1 capital totaled $657 million as of March 31, 2005, or 12.4% of risk-weighted assets.

Cash Flow Analysis

     Our cash and cash equivalents increased $57 million during the first quarter of 2005 compared to an increase of $35 million during the same period in 2004. Cash flows from operating activities resulted in a use of $211 million in cash and cash equivalents in the first quarter of 2005 compared to the first quarter of 2004 when our operations used $114 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we had in the first quarter of 2005, operating cash flows will decrease reflecting our investment in cash generating assets. In the first quarter of 2005, our loans held for sale increased $163 million, thus increasing the cash used by operating activities.

Earnings Outlook

     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. However, as discussed before, our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets and balancing the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner. We expect a substantial proportion of 2005 earnings to come from net interest income derived from our credit portfolios in commercial banking, home equity lending and commercial finance lines of business. We expect segment growth and earnings to be more proportionate to our balance sheet exposures, rather than the disproportionate contribution provided by the mortgage segment during 2002 and 2003. Currently, market conditions for our mortgage banking segment are very difficult. Origination margins are significantly below our long-term expectations and we are not seeing meaningful increases in interest rates which would normally drive an increase in the value of our servicing portfolio as we would typically expect when mortgage origination revenues are declining

     Our results in the first quarter were well below our long-term expectations. Our current expectation is that earnings in the remaining quarters of 2005 will return to amounts more consistent with our long-term record. However, given results in the first quarter, we expect net income for the full year of 2005 to be below those recorded in 2004. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Over periods of normal economic cycles we strive to meet or exceed our long-term targets of double-digit growth in earnings per share and a return on equity above our cost of capital.

     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities and include estimates of future cash flows. As such, earnings are more difficult for us to predict over short periods of time. For example, the valuation of our residual interests and incentive servicing fees are affected by a variety of factors including current and future credit quality, prepayment speeds, and discounts rates and our mortgage servicing portfolio is impacted most directly by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until subsequent quarters — can be low. In addition, accounting principles generally accepted in the U.S. (GAAP) impose a lower-of-cost-or-market (LOCOM) valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct economic hedges with the desired GAAP accounting outcome, although the economic balance may still exist.

     At the end of the first quarter, we had approximately $200 thousand of mortgage servicing rights at risk to each one basis point change in interest rates. This amount changes as interest rates and prepayment expectations change. For example, our exposure increases to approximately $1.5 million as interest rates decline by approximately 35 basis points from then current mortgage rates at the end of the first quarter and declines toward zero as rates increase from that same quarter-end rate. We typically counteract this risk with the use of derivatives with a similar basis point value over a limited range of interest rates. It is not possible to construct a hedge with similar basis point value over a wide range of interest rates. Therefore, if interest rates move enough to warrant it, we will reposition our hedges to create a new range of rates with similar basis point value to the MSRs. Repositioning hedges can be costly. Over time, this derivative hedge has performed well in mitigating loss in value when interest rates have declined and has been structured in such a manner so that we can recapture some of the increase in value of servicing rights as rates rise, without losing an equal amount on our derivatives. Over the past six months, however, basis risk in our servicing asset and the structuring of our derivative position has caused our hedging position to be less effective than it has been historically. In the first quarter we incurred derivative losses in excess of the reversal of our servicing asset impairment allowance. Although derivative losses in the first quarter were less than the mark-to-market increase in value of the servicing portfolio, our ability to recognize that mark-to-market increase is limited under GAAP to the lower of cost or market on the servicing asset.

     Finally, as just noted, we are subject to basis risk in the management of our servicing portfolio. While basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates or indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

Earnings by Line of Business

     Irwin Financial Corporation is composed of four principal lines of business:

•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$(9,617)	$9,732
Commercial Banking	5,469	5,417
Home Equity Lending	6,920	6,633
Commercial Finance	696	(293)
Other (including consolidating entries)	157	(1,148)

	$3,625	$20,341

Mortgage Banking

     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,723	$8,662
Recovery of loan loss	189	107
Noninterest income	17,862	59,867

Total net revenue	25,774	68,636
Operating expense	(41,409)	(52,469)

(Loss) income before taxes	(15,635)	16,167
Income taxes	6,018	(6,435)

Net (loss) income	$(9,617)	$9,732

Selected Operating Data:
Mortgage loan originations	$2,812,411	$2,930,716
Servicing sold as a % of originations	108.7%	50.6%

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,368,894	$1,238,136
Mortgage loans held for sale	727,310	662,832
Mortgage servicing assets	336,555	319,225
Deposits	745,901	680,812
Short-term borrowing	165,962	133,150
Shareholder’s equity	136,222	123,265
Selected Operating Data:
Servicing portfolio:
Balance at end of period	24,458,656	26,196,627
Weighted average coupon rate	5.72%	5.75%
Weighted average servicing fee	0.36	0.35

Overview

     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Because most of our mortgage originations either are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or, in the case of conventional mortgages, meet requirements for sale to Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), we are able to remove substantially all of the credit risk associated with these loans from our balance sheet. While we securitize and sell mortgage loans to institutional and private investors, we may choose to retain the servicing rights. Loan origination demand and servicing values react in opposite directions to changes in interest rates, as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing values assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream over the long term.

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

     We believe there is a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the unrealized value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles. This timing difference is due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset with no accounting equivalent for the production franchise. As a result, we sometimes experience greater volatility in short-term results than is apparent in longer-term measurements such as annual income.

     Our strategy of balancing exposure to mortgage originations and mortgage servicing is challenged in a period of flat or mildly declining interest rates (particularly in a period after significant refinance activity has subsided) and when interest rates are modestly below the aggregate LOCOM cap on the valuation of our servicing portfolio. These conditions have existed since the summer of 2004. As such, our mortgage segment results are likely to continue to be depressed until these conditions change.

     We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). In the first quarter, we chose to sell the servicing asset associated with a relatively higher percentage of our current originations. We made this decision due to a desire to lower our interest rate risk from the servicing portfolio as well as to mitigate the growth of servicing assets as a percentage of our consolidated balance sheet. This differs from our actions over the past several years of adding to the portfolio as rates reached historic lows.

     While a substantial portion of mortgage banking revenues are derived from loan origination activities, we have taken steps over the past year, more rapidly in the past six months, to reduce the number of branches in our system that are not achieving our desired return targets and no longer fit into our growth strategy. This, by definition, lowers our revenues and in many cases, lowers the contribution to fixed or semi-fixed costs, but we believe it is the appropriate action over the long-term as a response to rising interest rates. We have continued these office-closing activities in the first quarter of 2005, principally in our retail channel that has historically had the lowest margins in rising interest rate environments.

     In addition, during the first quarter, we entered into two separate agreements to divest a portion of our traditional retail, and all of our net branch and credit union lending operations. The affected operations represent less than 20 percent of our total 2004 originations. Going forward, we will concentrate on the growth of our most profitable channels in wholesale, correspondent, and consumer direct lending while sharpening our focus in traditional retail lending to serve low- to moderate-income homebuyers and emerging market customers. In total, we agreed to sell 40 of our retail and retail/net branches, mostly in coastal states, and our entire credit union lending operation. Exit costs associated with these sales totaled approximately $1 million during the first quarter. We anticipate modest additional costs will be incurred in the second quarter as these transactions are finalized. We anticipate that we will recognize some incremental revenue over the next three years as part of an earn-out based remuneration for these branches.

Originations

     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Total originations	$2,812,411	$2,930,716
Percent retail loans	16%	23%
Percent wholesale loans	36	43
Percent correspondent	37	25
Percent brokered (1)	11	9
Percent refinances	54	61

(1) Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.

Net Income

     Net loss from mortgage banking for the three months ended March 31, 2005 was $9.6 million, compared to net income of $9.7 million for the same period in 2004. This change from a profit to a loss in 2005 reflects a significant decline in loan origination revenues and income from secondary market sales of loans as well as mortgage servicing hedge losses in excess of servicing impairment recovery of $15 million. During the same period in 2004, derivative gains exceeded servicing impairment by $10 million. We currently anticipate that the mortgage segment will return to profitability in the second quarter.

Net Revenue

     Mortgage banking net revenue for the quarter ended March 31, 2005 totaled $26 million compared to $69 million for the same period in 2004. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,723	$8,662
Recovery of loan losses	189	107
Gain on sales of loans	24,973	42,782
Servicing fees	25,625	25,899
Amortization expense	(21,210)	(27,310)
Recovery (impairment) of servicing assets	32,489	(48,184)
Gain (loss) on derivatives	(47,384)	58,352
Gain on sales of servicing assets	1,185	6,489
Other income	2,184	1,839

Total net revenue	$25,774	$68,636

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the first quarter in 2005 totaled $8 million compared to $9 million for the first quarter in 2004. The decrease in net interest income in 2005 is a result of decreased margins on sales in the secondary markets as well as decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.

     Gain on sale of loans includes net revenues from three principal sources:

•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees which are recognized when loans are pooled and sold into the secondary mortgage market; and,

•	changes in fair value of forward contracts and interest rate lock commitments.

     Gain on sale of loans for the three months ended March 31, 2005 totaled $25 million, compared to $43 million for the same period in 2004, a decrease of 42%. This decrease is attributable to reduced secondary market margins as a result of lower industry production and reduced pricing power on the part of originators.

     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $26 million for the first quarter of 2005, a decrease of 1% from first quarter of 2004, primarily reflecting the decline in the servicing portfolio.

     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $21 million for the three months ended March 31, 2005, compared to $27 million during the first three months of 2004. The decrease in amortization expense relates primarily to the decrease in the servicing portfolio and reduced prepayment speeds.

     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at March 31, 2005, through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent valuations. Impairment recovery totaled $32 million during the first quarter of 2005, compared to expense of $48 million during the same period of 2004. The fluctuations in impairment expense/recovery are attributable to changes in actual or expected prepayment speeds due to interest rate changes. At March 31, 2005, the mortgage line of business held $6 billion notional amount of interest rate swaptions to manage the risk associated with our servicing assets. Notional amounts do not represent the amount at risk. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The impairment recovery in the first quarter of 2005 was more than offset by derivative losses of $47 million. Derivative gains of $58 million were recorded during the first quarter of 2004. As a result, mortgage servicing hedge costs exceeded servicing impairment recovery by $15 million during the first quarter of 2005. During the same period in 2004, derivative gains exceeded servicing impairment by $10 million.

     The majority of the hedge losses occurred as interest rates rose rapidly toward the end of the quarter. This increase in rates resulted in hedge losses which exceeded our servicing asset impairment reversal which is capped under GAAP at the lower-of-cost-or-market (LOCOM). Absent this LOCOM cap, by the end of the quarter the market value of our first mortgage servicing asset had increased in value by approximately $26 million more than the LOCOM-capped carrying value. In addition to the LOCOM-cap impact, during the first quarter of 2005 we continued to experience compression between the rate underlying our servicing asset and the interest rate swap curve underlying derivatives we use to hedge the fluctuation in value of our servicing rights. The compression between these rates has rendered our servicing hedge significantly less effective than we would want. As of December 31, 2004, the spread between these two rates was 0.74%. As of March 31, 2005, this spread between the mortgage and swap rates had compressed to 0.56%. At the beginning of the second quarter, management re-structured its hedge profile to lengthen the duration of the derivatives, reflecting the relatively better performance over recent periods of longer-term swaps against mortgages.

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 109% of loan originations during the first quarter of 2005, compared to 51% during the first quarter of 2004. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $1.3 billion of bulk servicing during the first quarter of 2005, generating a $1.2 million pre-tax gain. We sold $1.1 billion of bulk servicing during the first quarter of 2004, generating a $6.5 million pre-tax gain. Over the past few years, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this quarter to manage the size and composition of our investment in mortgage servicing assets. To reduce our risk of future servicing asset impairment, we intend to make additional servicing sales later in the year.

Operating Expenses

     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$17,181	$19,740
Incentive and commission pay	6,687	9,788
Other expenses	17,541	22,941

Total operating expenses	$41,409	$52,469

Number of employees at period end (1)	1,222	2,022

(1) On a full time equivalent basis

     Operating expenses for the three months ended March 31, 2005 totaled $41 million, a 21% decrease over the same period in 2004. Salaries and employee benefits including incentive and commission pay declined 19% during the first quarter of 2005 compared to the same period in 2004. These fluctuations reflect efforts in place to reduce the size of our mortgage operation since the refinance boom of 2001-2003 to align our costs with the reduced margins we are experiencing.

Mortgage Servicing

     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	March 31,	December 31,
	2005	2004
	(Portfolio in billions)
Beginning servicing portfolio	$26.2	$29.6
Mortgage loan closings(1)	2.5	11.7
Bulk sales(1)	(1.3)	(4.0)
Flow sales(1)	(1.5)	(4.3)
Run-off(2)	(1.4)	(6.8)

Ending servicing portfolio	$24.5	$26.2

Number of loans (end of period)	203,342	205,463
Average loan size	$120,283	$127,500
Weighted average coupon	5.72%	5.75%
Percent Government National Mortgage Association (GNMA) and state housing programs	32	30
Percent conventional and other	68	70
Delinquency ratio	3.5	4.6
Mortgage servicing assets to related servicing portfolio(3)	1.36	1.20

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

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At March 31, 2005, we estimated the fair value of these assets to be $362 million in the aggregate, or $26 million greater than the carrying value on the balance sheet, the difference between carrying value and market value being the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2004, we estimated the fair value of these assets to be $321 million in the aggregate, or $2 million greater than the carrying value on the balance sheet.

Commercial Banking

     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$38,048	$28,385
Interest expense	(13,488)	(7,839)

Net interest income	24,560	20,546
Provision for loan and lease losses	(1,000)	(1,200)
Other income	4,381	4,776

Total net revenue	27,941	24,122
Operating expense	(18,755)	(15,083)

Income before taxes	9,186	9,039
Income taxes	(3,717)	(3,622)

Net income	$5,469	$5,417

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$2,894,662	$2,622,877
Securities and short-term investments (1)	493,251	327,664
Loans and leases	2,279,907	2,223,474
Allowance for loan and lease losses	(22,819)	(22,230)
Deposits	2,684,457	2,390,839
Shareholder’s equity	132,471	143,580
Daily Averages:
Assets	$2,756,210	$2,476,835
Loans and leases	2,246,704	2,094,190
Allowance for loan and lease losses	(22,574)	(22,304)
Deposits	2,259,114	2,258,538
Shareholder’s equity	139,047	147,759
Shareholder’s equity to assets	5.04%	5.97%

(1) Includes $338 million and $293 million of inter-company investments at March 31, 2005 and December 31, 2004, respectively, that are eliminated in consolidation and are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.

Overview

     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Net Income

     Commercial banking net income totaled $5.4 million during the first quarter of 2005, relatively unchanged compared to the same period in 2004.

Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net interest income	$24,560	$20,546
Average interest earning assets	2,658,100	2,178,870
Net interest margin	3.75%	3.79%

     Net interest income was $25 million for the first quarter of 2005, an increase of 20% over first quarter of 2004. The 2005 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2005 was 3.75%, compared to 3.79% for the same period in 2004. The reduction in 2004 margin is due to deposit growth exceeding loan growth and consequently greater than planned excess liquidity invested in lower yielding assets.

Provision for Loan and Lease Losses

     Provision for loan and lease losses declined to $1.0 million during the first quarter of 2005, compared to a provision of $1.2 million during the same period in 2004. The declining provision relates to a combination of improving economic conditions, slower loan growth and improved overall loan quality. See further discussion in the “Credit Quality” section later in the document.

Noninterest Income

     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Trust fees	$533	$518
Service charges on deposit accounts	996	1,459
Insurance commissions, fees and premiums	533	665
Gain from sales of loans	808	862
Loan servicing fees	354	328
Amortization of servicing assets	(318)	(401)
Recovery (impairment) of servicing assets	214	(139)
Brokerage fees	301	430
Other	960	1,054

Total noninterest income	$4,381	$4,776

     Noninterest income during the first quarter of 2005 decreased 8% over 2004. This decrease was due primarily to lower service charges on deposit accounts. The lower charges resulted from higher earnings credits on commercial customer accounts due to increasing interest rates. Offsetting lower service charges was an impairment recovery of $0.2 million in the first quarter of 2005 compared to impairment expense of $0.1 million during the same period in 2004. The commercial banking line of business has a first mortgage servicing portfolio totaling $455 million, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights are carried on the balance sheet at the lower of cost or market, estimated at March 31, 2005 to be $4 million.

Operating Expenses

     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$11,947	$9,322
Other expenses	6,808	5,761

Total operating expenses	$18,755	$15,083

Efficiency ratio	64.8%	59.6%
Number of employees at period end(1)	547	480

(1) On a full time equivalent basis.

     Operating expenses for the three months ended March 31, 2005 totaled $19 million, an increase of 24% over the same period in 2004. The increase in operating expenses is primarily due to higher personnel costs related to recent office expansions in Sacramento and Southern California.

Balance Sheet

     Total assets for the quarter ended March 31, 2005 were $2.8 billion compared to $2.5 billion for the year ended December 31, 2004. Average earning assets for the quarter ended March 31, 2005 averaged $2.7 billion compared to $2.4 billion for the year 2004. The most significant component of the increase in 2005 was inter-company investments that are eliminated in consolidation and are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds have been redeployed in earning assets at our other lines of business. Average core deposits for the first quarter of 2005 totaled $2.2 billion, an increase of 1% over average core deposits in the fourth quarter 2004.

Credit Quality

     The allowance for loan losses to total loans was unchanged from December 31, 2004. Nonperforming assets to total assets decreased in 2005 over 2004. The decline in nonperforming loans relate primarily to one commercial customer whose loan was transferred to other real estate owned. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$15,456	$21,247
Other real estate owned	4,946	1,533

Total nonperforming assets	$20,402	$22,780

Nonperforming assets to total assets	0.70%	0.87%
Allowance for loan losses	$22,819	$22,230
Allowance for loan losses to total loans	1.00%	1.00%

	March 31,
	2005	2004
For the Period Ended:
Provision for loan losses	$1,000	$1,200
Net charge-offs	412	1,170
Net charge-offs to average loans	0.07%	0.24%

Home Equity Lending

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$20,432	$24,696
Provision for loan and lease losses	(371)	(5,899)
Noninterest income	22,704	17,655

Total net revenues	42,765	36,452
Operating expenses	(31,221)	(25,386)

Income before taxes	11,544	11,066
Income taxes	(4,624)	(4,433)

Net income	$6,920	$6,633

Selected Operating Data:
Loan volume:
Lines of credit	$92,326	$94,825
Loans	337,288	212,052
Gain on sale of loans to loans sold	2.57%	4.29%

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,069,178	$996,500
Home equity loans and lines of credit(1)	553,310	590,175
Allowance for loan losses	(11,364)	(11,330)
Home equity loans held for sale	325,719	227,740
Residual interests	45,900	51,542
Mortgage servicing assets	46,765	44,000
Short-term borrowings	514,942	359,902
Collateralized debt	306,951	352,625
Shareholders’ equity	135,342	138,372
Selected Operating Data:
Total managed portfolio balance	1,159,076	1,147,137
Delinquency ratio(2)	3.7%	4.8%
Total managed portfolio balance Including credit risk sold	2,948,104	2,807,367
Weighted average coupon rate:
Lines of credit	9.54%	9.18%
Loans	10.92	11.87
Net home equity annualized charge-offs to average managed portfolio	0.87	1.85

(1) Includes $317 million and $361 million of collateralized loans at March 31,2005 and December 31, 2004, respectively, as part of securitized financings.
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

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced taking into account, among other factors, the credit history of our customer, the disposable income of the borrower, and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-

value ratios less than 100% to compensate for increased expected losses through default. For the quarter ended March 31, 2005, HLTV home equity loans constituted 41% of our loan originations and 46% of our managed portfolio in this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 77%, or $0.9 billion, of our home equity managed portfolio at March 31, 2005 was originated with early repayment provisions, reflecting such customer choice.

     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In addition to loan sales, from time to time we have sold loans and will continue to consider the sale of certain assets such as residual assets and mortgage servicing rights. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks are prohibited from holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90%. This limitation also factors into our sale decisions. Our long-term expectation for whole loan sales are in the 75% range. We generally retain the servicing rights for the loans we sell.

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of March 31, 2005 :

			Weighted
			Average
	Amount	% of Total	Coupon
		(Dollars in thousands)
Home equity loans < = 100% CLTV	$236,547	20.41%	8.58%
Home equity lines of credit < = 100% CLTV	347,519	29.98	8.09

Total <= 100% CLTV	584,066	50.39	8.29
Home equity loans > 100% CLTV	345,636	29.82	13.04
Home equity lines of credit > 100% CLTV	170,347	14.70	12.08

Total > 100% CLTV	515,983	44.52	12.72
First mortgages	43,017	3.71	6.80
Other (including discontinued products)	16,010	1.38	13.79

Total managed portfolio(1)	$1,159,076	100.00%	10.28%

(1) We define our “Managed Portfolio” as the portfolio of loans ($1.2 billion) that we service and on which we carry credit risk. At March 31, 2005, we also serviced another $1.8 billion of loans for which the credit risk is held by others.

Loan Volume

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended March 31,
Product	2005	2004
	(Funding amount in thousands)
First mortgage loans
Funding Amount	$31,726	$18,719
Weighted Average Disposable Income	4,576	4,654
Weighted Average FICO score	689	692
Weighted Average Coupon	6.51%	7.11%

Home equity loans up to 100% CLTV
Funding Amount	$140,663	$48,507
Weighted Average Disposable Income	5,478	5,030
Weighted Average FICO score	724	690
Weighted Average Coupon	7.08%	8.79%

Home equity loans up to 125% CLTV
Funding Amount	$164,900	$144,826
Weighted Average Disposable Income	4,215	4,203
Weighted Average FICO score	689	680
Weighted Average Coupon	11.78%	11.50%

Home equity lines of credit up to 100% CLTV
Funding Amount	$79,618	$71,737
Weighted Average Disposable Income	6,052	5,942
Weighted Average FICO score	691	683
Weighted Average Coupon	7.41%	6.76%

Home equity lines of credit up to 125% CLTV
Funding Amount	$12,708	$23,088
Weighted Average Disposable Income	4,590	4,500
Weighted Average FICO score	697	696
Weighted Average Coupon	11.44%	10.21%

All Products
Funding Amount	$429,614	$306,877
Weighted Average Disposable Income	5,086	4,789
Weighted Average FICO score	701	684
Weighted Average Coupon	9.03%	9.60%

Net Income

     Our home equity lending business recorded net income of $6.9 million during the three months ended March 31, 2005, compared to net income for the same period in 2004 of $6.6 million.

Net Revenue

     Net revenue for the three months ended March 31, 2005 totaled $43 million, compared to net revenue for the three months ended March 31, 2004 of $36 million. The increase in revenues is primarily a result of gains on incentive servicing fee agreements classified as derivatives that resulted from credit performance exceeding expectations and reduced provision for loan losses. These increases were offset by lower trading gains resulting from marking our residual interests to fair value.

     During the first quarter of 2005, our home equity lending business produced $430 million of home equity loans, compared to $307 million during the same period in 2004. Our home equity lending business had $879 million of net loans and loans held for sale at March 31, 2005, compared to $818 million at December 31, 2004. Included in the loan balance at March 31, 2005 were $317 million of collateralized loans as part of secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net interest income	$20,432	$24,696
Provision for loan losses	(371)	(5,899)
Gain on sales of loans	8,268	8,689
Loan servicing fees	8,511	6,101
Amortization of servicing assets	(5,789)	(3,977)
Recovery (impairment) of servicing assets	(303)	940
Trading gains	480	4,641
Derivative gains	11,080	1,204
Other income	457	57

Total net revenue	$42,765	$36,452

     Net interest income decreased to $20 million for the three months ended March 31, 2005, compared to $25 million for the same period in 2004. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $2 million during the first three months of 2005 versus $3 million for the same period in 2004. The reduced accretion relates to the 33% reduction in our residual interests at March 31, 2005 compared to the same period a year earlier. The decrease in the non-accretion net interest income from $21 million in the first quarter of 2004 to $18 million in the first quarter of 2005 is a result of the reduction of our on-balance sheet loan portfolio which decreased from $936 million at March 31, 2004 to $879 million at March 31, 2005, reflecting portfolio sales and runoff.

     Provision for loan losses decreased to $0.4 million during the quarter ended March 31, 2005 compared to $5.9 million during the same period in 2004. The decreased provision relates to improvements in the credit quality of the loan portfolio and a significant increase in net recoveries in the current period.

     We completed whole loan sales during the first quarter of 2005 of $322 million resulting in a gain on sale of loans of $8 million, compared to $9 million in gain on sale of loans during the same period in 2004. The decrease in gains in 2005 relates to lower margin on those sales. The gain on sales of loans relative to the principal balance of loans sold decreased during the first quarter of 2005 compared to the same period in 2004 due to product mix and related loan yields.

     We do not record a residual interest as a result of these whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF fee contracts are treated as derivatives under SFAS 133 “Accounting for Derivative Instruments and Hedging Activities,” and classified in other assets. When we first received cash from an ISF agreement in the first quarter of 2004, our accounting policy reflected the lack of history for these cash flows and among other factors, required projections of expected cash flows to occur within one year before recognizing any value. In the first quarter we concluded our actual servicing experience and the performance of the loan pools subject to these ISFs has now demonstrated a level of predictability that has allowed us to modify our accounting policy to eliminate the one year to cash flow requirement and, as appropriate under SFAS 133, recognize derivative value for cash flows expected over time, including ones not anticipated to occur within one year. Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flow, credit quality, loan-to-value ratio, and anticipated prepayment speeds. At March 31, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. Included in derivative gains was $10.5 million related to these ISFs. The ISF valuation is based upon actual and projected performance of the underlying pools of loans and represents the projected value of future cash flow, present valued at discount rates ranging from 30%-40%.

     Loan servicing fees totaled $9 million during the first quarter of 2005 compared to $6 million during the same period in 2004. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.4 billion and $1.7 billion at March 31, 2005 and 2004, respectively. The increase in loan servicing fees in 2005 relates to the increased size of our servicing portfolio as well as increased early repayment fees that totaled $4 million during the quarter ended March 31, 2005 compared to $2 million during the same period in 2004 on the portfolio underlying the mortgage servicing asset.

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At March 31, 2005, net servicing assets totaled $47 million, compared to a balance of $44 million at December 31, 2004. Servicing asset amortization and impairment expense totaled $6 million during the first quarter of 2005, compared to $3 million for the three months ended March 31, 2004.

     Trading gains represent unrealized gains as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $0.5 million in the first quarter of 2005 compared to gains of $4.6 million for the same period in 2004. Residual interests had a balance of $46 million at March 31, 2005 and $52 million at December 31, 2004. The $46 million valuation at March 31, 2005 reflects $51 million of anticipated undiscounted cash flows of which $43 million represents existing securitization overcollateralization and reserve funds, and the remaining $8 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our earnings. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.

Operating Expenses

     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$21,069	$16,126
Other	10,152	9,260

Total operating expenses	$31,221	$25,386

Number of employees at period end (1)	651	607

(1) On a full time equivalent basis .

     Operating expenses were $31 million for the three months ended March 31, 2005, compared to $25 million for the same period in 2004. Operating expenses include compensation expense related to long term compensation plans at the home equity lending line of business totaling $4 million and $3 million during the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, we completed our repurchase of the minority ownership interests in this line of business and as such, the segment is now a wholly-owned subsidiary of the Corporation and its subsidiary Bank. Operating expenses also increased as a result of an increase in number of employees, increased production and a migration to more variable incentive compensation plans.

Home Equity Servicing

     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. Generally accepted accounting principles require us to book a servicing asset under both the “SFAS 140” and the “secured financing” structures. The total servicing portfolio was $2.9 billion at March 31, 2005 compared to $2.8 billion at December 31, 2004. For whole loans sold with servicing retained totaling $1.5 billion and $1.4 billion at March 31, 2005 and December 31, 2004, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at March 31, 2005 was $47 million up from $44 million at December 31, 2004 reflecting additional secondary market sales and financings, net of amortization and run-off.

     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $0.9 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.3 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “owned residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months. In both cases, we retain credit and interest rate risk.

     In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.9 billion of loans at March 31, 2005 and $1.0 billion at December 31, 2004 for which we have the opportunity to earn an incentive servicing fee. In addition, we have sold $0.6 billion of loans since late 2004 on which we anticipate we will receive incentive servicing agreements during 2005. While the credit performance of these loans we have sold effect the valuation of the incentive servicing fee, we do not have direct credit risk in these pools.

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,159,076	$1,147,137
30 days past due	3.69%	4.76%
90 days past due	1.44	1.60
Annualized QTD Net Chargeoff Rate	0.87	1.85

Unsold Loans
Total Loans (1)	$872,847	$814,595
30 days past due	1.82%	1.93%
90 days past due	0.75	0.78
Annualized QTD Net Chargeoff Rate	0.15	0.79
Loan Loss Reserve	$11,364	$11,330

Owned Residual
Total Loans	$286,229	$332,542
30 days past due	9.38%	11.71%
90 days past due	3.53	3.61
Annualized QTD Net Chargeoff Rate	2.98	4.48
Residual Undiscounted Losses	$7,260	$11,323

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$919,830	$1,023,585
30 days past due	2.87%	3.11%
90 days past due	1.17	1.10

(1) Excludes deferred fees and costs.

     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, our servicing practices, and general economic conditions.

Commercial Finance

     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,612	$6,754
Provision for loan and lease losses	(2,110)	(1,153)
Noninterest income	1,908	448

Total net revenue	7,410	6,049
Operating expense	(6,186)	(4,198)

Income before taxes	1,224	1,851
Income taxes	(528)	(2,144)

Net income (loss)	$696	$(293)

Selected Operating Data:
Net charge-offs	$1,368	$1,294
Net interest margin	4.85%	5.74%
Total funding of loans and leases	$83,362	$71,652
Loans sold	12,403	7,694

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$657,679	$636,177
Loans and leases	644,020	625,140
Allowance for loan and lease losses	(10,186)	(9,624)
Shareholders’ equity	55,415	54,935

Overview

     We established this line of business in 1999. In this segment, we provide small ticket, full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States.

     We provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the majority of our contracts are full payout loans with higher transaction sizes than in our small-ticket channel. The franchise channel may also finance real estate for select franchise systems.

Net Income

     During the three months ended March 31, 2005, the commercial finance line of business had net income of $0.7 million, compared to a loss of $0.3 million in the same period in the prior year. The 2005 improvement in earnings is attributable primarily to a lower effective tax rate. Net income last year was negatively affected by a one-time income tax charge of $1.7 million during the first quarter reflecting the cumulative impact of tax liabilities acquired, but not recorded on the books of the company at the time of our purchase of our Canadian operations from a now bankrupt seller.

Net Interest Income

     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net interest income	$7,612	$6,754
Average interest earning assets	635,996	472,883
Net interest margin	4.85%	5.74%

     Net interest income was $8 million for the quarter ended March 31, 2005, an increase of 13% over 2004. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $644 million at March 31, 2005, an increase of 3% over year-end 2004 and an increase of 34% over March 31, 2004. This line of business originated $83 million in loans and leases during the first quarter of 2005, compared to $72 million during the same period of 2004.

     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the first quarter of 2005 was 4.85%, compared to 5.74% in 2004 for the same period. The decrease in 2005 margin is due primarily to changes in product mix and changes in yields.

Provision for Loan and Lease Losses

     The provision for loan and lease losses increased to $2.1 million during the first three months in 2005 compared to $1.2 million for the same period in 2004. The increased provisioning levels relate primarily to year-over-year growth in the commercial finance portfolio.

Noninterest Income

     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Gain from sales of loans	679	387
Derivative losses, net	(146)	(946)
Other	1,375	1,007

Total noninterest income	$1,908	$448

     Noninterest income during the three months ended March 31, 2005 increased $1.5 million over the same period in 2004. Included in noninterest income were gains from sales of leases and whole loans that totaled $0.7 million in the first quarter of 2005 compared to $0.4 million during the same period in 2004. Also included in noninterest income during first quarter 2005 and 2004 was $0.1 million and $0.9 million of interest rate derivative losses in our Canadian operation related to asset-liability mismatches in our funding of that operation.

Operating Expenses

     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$3,948	$3,362
Other	2,238	836

Total operating expenses	$6,186	$4,198

Number of employees at period end (1)	172	137

(1)	On a full time equivalent basis.

     Operating expenses during the first quarter in 2005 totaled $6.2 million, an increase of 47% over the same period in 2004. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including variable compensation costs related to higher production levels, infrastructure and staffing development, and incentive compensation costs related to the achievement of profitability. The increase in other operating expenses is primarily attributable to the resolution of a contract dispute and related legal fees involving our franchise channel during the first quarter of 2005.

Credit Quality

     The commercial finance line of business had nonperforming loans and leases at March 31, 2005 of $4.1 million compared to $3.9 million as of December 31, 2004. Net charge-offs recorded by this line of business totaled $1.4 million for the first quarter of 2005 compared to $1.3 million for the first quarter of 2004. Our allowance for loan and lease losses at March 31, 2005 totaled $10.2 million, representing 1.58% of loans and leases, compared to a balance at December 31, 2004 of $9.6 million, representing 1.54% of loans and leases.

     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$4,058	$3,936
Allowance for loan losses	10,186	9,624
Allowance for loan losses to total loans	1.58%	1.54%

	March 31,
For the Period Ended:	2005	2004
	(Dollars in thousands)
Provision for loan losses	$2,110	$1,153
Net charge-offs	1,368	1,294
Annualized net charge-offs to average loans	0.88%	1.11%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Domestic franchise loans	$250,176	$243,859
Weighted average yield	8.63%	8.11%
Delinquency ratio	0.77	0.35
Domestic leases	$158,000	$149,999
Weighted average yield	8.50%	8.95%
Delinquency ratio	0.88	1.09
Canadian leases (1)	$235,844	$231,282
Weighted average yield	9.09%	9.77%
Delinquency ratio	1.58	0.82

(1)	In U.S. dollars .

Parent and Other

     Results at the parent company and other businesses totaled net income of $0.2 million for the three months ended March 31, 2005, compared to a loss of $1.2 million during the same period in 2004.

     Results at the parent company include operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Also included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling negative $0.5 million for the quarter ended March 31, 2005. We recognized $1.2 million in expense with respect to this initiative during the first quarter of 2004. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2005, we allocated $4.4 million of these expenses to our subsidiaries, compared to $3.3 million during the first quarter of 2004.

     During the first quarter of 2005, we released $0.8 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures.

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

     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer with expertise specific to the product line and manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Audit and Risk Management Committee.

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

     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating (for commercial loans) or loan delinquency status (for consumer loans) is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value of the loan implies a value that is lower than its carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic rate migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.

     Net charge-offs for the three months ended March 31, 2005 were $2 million, or 0.2% of average loans, compared to $8 million, or 1.0% of average loans during the same period in 2004. The decrease in charge-offs and allowance is a result of improvements in credit quality associated with tighter underwriting guidelines in our home equity business and an improving economy. At March 31, 2005, the allowance for loan and lease losses was 1.3% of outstanding loans and leases, unchanged from year end 2004.

     Total nonperforming loans and leases at March 31, 2005, were $28 million compared to $34 million at December 31, 2004. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2005 were 0.8%, compared to 1.0% at December 31, 2004. Other real estate we owned totaled $13 million at March 31, 2005, up from $9 million at December 31, 2004. Total nonperforming assets at March 31, 2005 were $41 million, or 0.8% of total assets compared to nonperforming assets at December 31, 2004, of $45 million, or 0.9% of total assets. The 2005 decrease in nonperforming loans and leases occurred primarily at the commercial banking line of business where nonperforming loans decreased to $15 million at March 31, 2005, compared to $21 million at the end of 2004. The majority of this decrease was due to a single nonperforming relationship at the commercial banking line of business that was moved to other real estate owned.

     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$181	$—
Real estate mortgages	—	219
Consumer loans	223	426
Commercial financing
Franchise financing	27	—
Domestic leasing	—	—
Foreign leasing	150	12

	581	657

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	14,151	20,394
Real estate mortgages	8,376	8,590
Consumer loans	902	128
Commercial financing
Franchise financing	1,128	1,193
Domestic leasing	1,081	1,029
Foreign leasing	1,671	1,702

	27,309	33,036

Total nonperforming loans and leases	27,890	33,693

Nonperforming loans held for sale not guaranteed	741	2,066
Other real estate owned	12,846	9,427

Total nonperforming assets	$41,477	$45,186

Nonperforming loans and leases to total loans and leases	0.8%	1.0%

Nonperforming assets to total assets	0.8%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $41 million in nonperforming assets at March 31, 2005 were held at our lines of business as follows (dollars in millions):

		March 31,
		2005
•	Mortgage banking	$6
•	Commercial banking	20
•	Home equity ending	11
•	Commercial finance	4

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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2005, the ratio of loans and loans held for sale to total deposits was 120%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.7 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.5 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these two items, our loans to deposit ratio at March 31, 2005 was 88%.

     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the first quarter of 2005, the home equity lending line of business produced $0.4 billion and home equity loan sales totaled $0.3 billion, thus requiring increases in funding facilities for this line of business of $0.1 billion.

     Beginning in 2002, home equity loan securitizations were retained on-balance sheet, moving away from gain-on-sale treatment. As a result, both the securitized assets and the funding from the securitization are now reflected on the balance sheet. From a liquidity perspective, these securitizations provide matched funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” typically is optional at our discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments.

     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits exclude jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.4 billion at March 31, 2005 compared to $2.2 billion at December 31, 2004.

     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2005, these deposit types totaled $2.0 billion, an increase of $0.1 billion from December 31, 2004. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.

     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2005, CDs issued directly to customers totaled $0.7 billion, up $0.2 billion from December 31, 2004. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at March 31, 2005, and had an average remaining life of 15 months, as compared to $0.3 billion outstanding with a 14 month average remaining life at December 31, 2004.

     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At March 31, 2005, these escrow balances totaled $0.7 billion, which was up $0.1 billion from December 31, 2004.

     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2005, FHLBI borrowings outstanding totaled $22 million, a $50 million decrease from December 31, 2004. We had sufficient collateral pledged to FHLBI at March 31, 2005 to borrow an additional $0.7 billion, if needed.

     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At March 31, 2005, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $100 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $109 million outstanding out of $215 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $50 million committed borrowing facility

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $184 million outstanding on $281 million of borrowing facilities

     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At March 31, 2005, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $75 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: $37 million unsettled on a $150 million facility

•	Investor warehouse sale facility: $121 million unsettled

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

     Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:

•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation;

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change; and

•	volatility: the level of volatility in market interest rates and the related impact on our asset values and derivatives instrument values.

     When considering hedging strategies for first mortgage MSRs, we attempt to optimize the following mix of competing goals:

1.	provide adequate hedge coverage for falling rates;

2.	minimize premium costs to establish hedge positions;

3.	provide a moderate amount of net impairment recapture if interest rates rise;

4.	when near or above the MSR LOCOM cap, maintain an acceptable range over which interest rates may rise without causing hedge losses to significantly exceed accounting gains

     Pursuit of the last goal may result in the economic value of MSRs increasing without offsetting hedge losses. In order to capture this economic value in earnings, MSR sales must occur.

     Our typical strategy is to establish a corridor of interest rates within which we are initially hedged. This hedge position is dynamically adjusted throughout the quarter. As interest rates move, we adjust our corridor accordingly. Significant fluctuations in interest rates or in the spread between our hedging instruments and mortgage rates can cause the need to reposition our hedges multiple times. This repositioning may, at times, result in variability in inter-quarter results that are not reflective of underlying trends for the Corporation.

     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2005. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.

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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2005, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter-end.

     The tables that follow should be used with caution.

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern or management actions that might be taken in the future under asset/liability management as interest rates change.

•	Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and reposition them as needed. Therefore, our derivative positions, shown in the table below as of March 31, 2005, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume and strike prices of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/—2%” and “+/—1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.

Economic Value Change Method

	Present Value at March 31, 2005
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$3,858,892	$3,823,572	$3,787,124	$3,751,702	$3,717,408
Loans held for sale	1,072,121	1,065,718	1,056,879	1,046,290	1,035,142
Mortgage servicing rights	193,923	262,501	416,562	529,366	582,794
Residual interests	55,250	53,381	51,582	49,045	45,393
Interest sensitive financial derivatives	21,285	23,366	4,816	(87,742)	(220,323)

Total interest sensitive assets	5,201,471	5,228,538	5,316,963	5,288,661	5,160,414

Interest Sensitive Liabilities
Deposits	(3,709,934)	(3,689,539)	(3,670,970)	(3,652,809)	(3,636,430)
Short-term borrowings (1)	(514,031)	(513,696)	(513,366)	(513,038)	(512,713)
Long-term debt	(598,543)	(591,312)	(582,375)	(572,497)	(560,031)

Total interest sensitive liabilities	$(4,822,508)	$(4,794,547)	$(4,766,711)	$(4,738,344)	$(4,709,174)
Net market value as of March 31, 2005	$378,963	$433,991	$550,252	$550,317	$451,240

Change from current	$(171,289)	$(116,261)	$—	$65	$(99,012)

Net market value as of December 31, 2004	$464,835	$495,091	$574,825	$581,006	$474,480

Potential change	$(109,990)	$(79,734)	$—	$6,181	$(100,345)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at March 31, 2005
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	1,053,871	1,053,872	1,053,871	1,043,283	1,032,135
Mortgage servicing rights	190,948	258,585	387,287	396,559	402,350
Residual interests	55,250	53,381	51,582	49,045	45,393
Interest sensitive financial derivatives	21,285	23,366	4,816	(87,742)	(220,323)

Total interest sensitive assets	1,321,354	1,389,204	1,497,556	1,401,145	1,259,555

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of March 31, 2005	$1,321,354	$1,389,204	$1,497,556	$1,401,145	$1,259,555

Potential change	$(176,202)	$(108,352)	$—	$(96,411)	$(238,001)

Net market value as of December 31, 2004	$1,177,394	$1,218,843	$1,314,396	$1,221,554	$1,060,818

Potential change	$(137,002)	$(95,553)	$—	$(92,842)	$(253,578)

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

     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of our Board of Directors and chairs our Enterprise-Wide Risk Management Committee. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our Chief Risk Officer. We have developed risk and control summaries (risk summaries) for our key business processes. Line of business and corporate-level managers use the risk summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and FDICIA.

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

     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2005 and December 31, 2004, respectively, were $695 million and $720 million. We had $19 million and $25 million in irrevocable standby letters of credit outstanding at March 31, 2005 and December 31, 2004, respectively.

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

     We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of March 31, 2005. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $28 thousand included in “derivative gains (losses)” during the quarter ended March 31, 2005 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate-funding source into a floating rate funding source. Additionally, we enter into interest rate swaps that meet the criteria for the application of SFAS 133 hedge treatment accounting. These swaps have a notional amount (which does not represent the amount of risk) of $70 million to hedge a fixed rate certificate of deposit. We recognized losses of $8 thousand in “interest expense” related to these swaps. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.

     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. A portion of the transactions hedging the closed mortgage loans qualifies for hedge accounting treatment under SFAS 133. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.1 billion at March 31, 2005. The closed mortgage loans hedged by forward contracts qualify for hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at March 31, 2005 was $5 million and the hedge ineffectiveness during the first quarter of 2005 resulted in a loss of $1 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”

     We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For first quarter of 2005, a net decrease in fair value of these derivatives totaling $4 million was recorded in “Gain from sale of loans.” At March 31, 2005, we had a notional amount of rate lock commitments outstanding totaling $0.8 billion with a fair value of $0.2 million. Notional amounts do not represent the amount of risk.

     Our commercial finance line of business delivered fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	In two instances, this funding mismatch is lessened by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of March 31, 2005, the notional value and first quarter 2005 gain on the interest rate caps were $21 million and $2 thousand, respectively. As of March 31, 2005, the total notional amount and year-to-date gain on the Eurodollar futures were $70 million and $0.1 million, respectively.

•	We deliver fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of four amortizing CAD interest rate swaps have been executed, although Irwin is only a counterparty on three of the swaps. The fourth swap is between the commercial paper conduit and an outside party, but affects the conduit funding cost that is charged to Irwin. For two of the three swaps on Irwin’s books, we pay a fixed rate of interest and receive a floating rate. For the third swap, we pay a floating rate of interest and receive a fixed rate. The U.S. dollar-equivalents of the CAD-based notional and year-to-date losses on these swaps at March 31, 2005 were $185 million and $0.3 million, respectively.

     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. Starting in the first quarter of 2004, we began entering into Eurodollar futures contracts to manage such mismatches. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $375 million (which does not represent the amount at risk). As of March 31, 2005, the fair value and year-to-date gain recorded on these contracts were $0.8 million and $0.6 million, respectively.

     In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset or liability for these contracts. As a part of the buyers’ securitizations, the buyers issue an Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides potential cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. We have characterized these contracts as derivative instruments. Included in “Derivative gains or losses” for the first quarter ended March 31, 2005 was a $10.5 million gain related to these incentive servicing fees. The ISF valuation is based upon actual and projected value of future cash flow, present valued at discount rates ranging from 30-40%. In total, we have $0.9 billion in loans for which we hold such derivative contracts. Our accounting policy is to recognize a derivative asset on a mark-to-market basis at such time that the credit and prepayment performance models we use for valuing like pools of loans indicate with adequate predictability that we are more likely than not to receive cash payments on the derivatives. We use assumptions to value the ISFs that we believe market participants would use to value similar assets.

     We manage the interest rate risk associated with our mortgage servicing rights at our mortgage banking and commercial banking lines of business through the use of swaptions and Eurodollar futures contracts. Both the options and futures contracts were marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At March 31, 2005, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $6 billion. In the first quarter of 2005 we recorded losses on swaptions, including premiums paid, totaling $49 million. We held no Eurodollar futures contracts at March 31, 2005, but we recorded gains of $1 million on contracts held during the quarter. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.

     We are subject to basis risk in the management of our servicing portfolio. In recent quarters, the basis risk is moving in a manner opposite to historic patterns, negatively affecting management of these assets. As discussed in more detail in the section of this report on “Interest Rate Risk,” at March 31, 2005, we had approximately $0.2 million of mortgage servicing rights at risk to each one basis point change in interest rates. This amount increases to approximately $1.5 million as interest rates decline by approximately 35 basis points from current rates at the end of the quarter and declines toward zero as rates increase. We typically counter-act this risk with the use of derivatives with a similar basis point value over a limited range of interest rates. It is not possible to construct a hedge with similar basis point value over a wide range of interest rates. Therefore, if interest rates move enough to warrant it, we will reposition our hedges to create a new range of rates with similar basis point value to the MSRs. Repositioning hedges can be costly. Over time, this hedge has performed well in mitigating loss in value when interest rates have declined and has been structured in such a manner so that we can recapture some of the increase in value of servicing rights as rates rise, without losing an equal amount on our derivatives. Over the past six months, however, basis risk in our servicing asset and derivative position has caused our hedging position to be less effective than it has been historically as recent declines in mortgage rates have not been matched with equal declines in swap rates.

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

     The following table illustrates the changes in net impairment and hedge gains/losses by quarter for the mortgage lending line of business:

		Ending	Change in
		GNMA	GNMA		Derivative	Net
		Rate	Rate (in bps)	Impairment	Gain/(Loss)	Impairment
2002				(Dollars in millions)
Q1 02		6.66%	21	$10.7	$(8.1)	$2.6
Q2 02		6.08%	(58)	(48.0)	45.4	(2.6)
Q3 02		5.15%	(93)	(86.8)	81.2	(5.6)
Q4 02		5.02%	(13)	(19.4)	7.1	(12.3)

	Total 2002		(143)			$(17.9)

Q1 03		4.97%	(5)	$(2.0)	$0.3	$(1.7)
Q2 03		4.51%	(46)	(40.7)	28.9	(11.8)
Q3 03		4.99%	48	41.8	(27.6)	14.2
Q4 03		5.24%	25	46.2	(22.9)	23.3

	Total 2003		22			$24.0

Q1 04		4.90%	(34)	$(48.2)	$58.4	$10.2
Q2 04		5.54%	64	71.3	(57.8)	13.5
Q3 04		5.16%	(38)	(17.7)	22.5	4.8
Q4 04		5.05%	(11)	(9.7)	(4.2)	(13.9)

	Total 2004		(19)			$14.7

Q1 05		5.33%	28	$32.5	$(47.4)	$(14.9)

     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Onset Capital Corporation that are denominated in Canadian dollars. We had a notional amount of $36 million in forward contracts outstanding as of March 31, 2005. Year to date, we recognized losses on these contracts of $0.1 million. These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $0.1 million for the quarter ended March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 48 through 51.

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

     As of March 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2005, to provide that material information relating to the Corporation would be made known to them by others within the Corporation in a timely manner sufficient for filing or furnishing reports to the SEC.

     Based on an evaluation by management of our internal control over financial reporting, performed with the participation of our Chief Executive Officer and Chief Financial Officer, there have been no changes during the first quarter of 2005 in our internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. Other Information.

Item 1. Legal Proceedings.

     Since the time we filed our Report on Form 10-K for the year ended December 31, 2004, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.

     Culpepper v. Inland Mortgage Corporation (class action lawsuit filed in April 1996 in the United States District Court for the Northern District of Alabama, alleging that Irwin Mortgage, our indirect subsidiary, violated the federal Real Estate Settlement Procedures Act relating to Irwin Mortgage’s payment of broker fees to mortgage brokers).

     Developments: Pursuant to the court’s order on March 17, 2005, Irwin Mortgage filed a motion for summary judgment and updated its motion to decertify the class; the plaintiffs updated their motion for summary judgment.

     Cohens v. Inland Mortgage Corporation (lawsuit filed in October 2003 in the Supreme Court of New York, County of Kings for alleged injuries from lead contamination while living in premises allegedly owned by defendants).

     Developments: The parties agreed to delay the filing of an answer in this case until April 29, 2005.

     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (“Community”) (lawsuits alleging various violations under the Truth-in-Lending Act, the Home Ownership and Equity Protection Act, the Real Estate Settlement Procedures Act, the Racketeer Influenced and Corrupt Organizations Act, other state law violations, and/or conversion in connection with loans Irwin Union Bank and Trust Company, our subsidiary, purchased from Community).

     Developments: On March 4, 2005, the court held a hearing on Irwin’s motion to dismiss in Hobson v. Irwin Union Bank and Trust Company (action seeking class certification filed in July 2004 in the United States District Court for the Northern District of Alabama). On March 31, 2005, the Judicial Panel On Multidistrict Litigation held a hearing on Irwin’s request to transfer Hobson and two individual lawsuits (Chatfield v. Irwin Union Bank and Trust Company and Ransom v. Irwin Union Bank and Trust Company) to the Western District of Pennsylvania for coordination or consolidation with Kossler v. Community Bank of Northern Virginia, an action seeking class certification originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania and amended to add Irwin Union Bank and Trust as a defendant in December 2004.

     Litigation Related to NorVergence, Inc. (complaints, lawsuits and investigations in various jurisdictions in connection with the failure of NorVergence, Inc., a telecommunications company that assigned its leases to Irwin Business Finance and other lenders; the actions against the lenders, including Irwin Business Finance, seek to void the lease contracts and stop collection efforts).

     Developments: Irwin Business Finance is pursuing discussions with all states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Although negotiations are ongoing in the following states, Irwin believes it has reached agreements in principle with: the Attorney General of California for recovery of 15% of outstanding balances on California leases as of July 15, 2004; the Attorney General of Florida, entitling Irwin to lease payments through January 31, 2005; and the Attorney General of New Jersey for recovery on a staggered scale based on the contract price, with full forgiveness for gross a contract price of $17,999 or less, to 75% forgiveness for a gross contract price of $30,000 or more. Irwin also is participating in negotiations with a multi-state group of attorneys general, which appears to be progressing towards an agreement that would require NorVergence lessees in their states to pay all amounts due through July 30, 2004, with the lenders, including Irwin, entitled to 15% of the then-outstanding balance.

     The individual lawsuit filed against Irwin Business Finance in the Superior Court of Massachusetts has been put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant.

     On April 5, 2005, Irwin Business Finance received an informal request for information and documents from the Federal Trade Commission. Irwin is in the process of responding to this request.

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

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005.

3.2	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004. (Incorporated by reference to Exhibit 3.3 to Form 10-Q Report for the quarter ended June 30, 2004, File No. 001-16691.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.).

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.

10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.9	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

Exhibit
Number	Description of Exhibit
10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.15	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.19	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.20	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.22	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.23	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.25	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.26	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.27	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.29	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.30	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2003, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

DATE: April 29, 2005	BY:	/s/ Gregory F. Ehlinger

GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	BY:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)