Form 10-Q
period 2005-06-30
IRWIN FINANCIAL CORP
filed 2005-07-29
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___.
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

☑ Yes	☐ No
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

☑ Yes	☐ No
As of July 25, 2005, there were 28,547,237 outstanding common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION

Item 1	Financial Statements	3

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	61

Item 4	Controls and Procedures	61

PART II	OTHER INFORMATION

Item 1	Legal Proceedings	63

Item 4	Submission of Matters to a Vote of Security Holders	64

Item 6	Exhibits	65

	Signatures	68
Code of By-laws
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,

	2005	2004
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$173,416	$97,101
Interest-bearing deposits with financial institutions	78,038	58,936
Residual interests	44,122	56,101
Investment securities- held-to-maturity (Fair value: $4,673 at June 30, 2005 and $4,952 at December 31, 2004)	4,664	4,942
Investment securities- available-for-sale	103,049	103,280
Loans held for sale	1,047,446	890,711
Loans and leases, net of unearned income — Note 2	4,076,511	3,450,440
Less: Allowance for loan and lease losses — Note 3	(50,935)	(44,443)

	4,025,576	3,405,997
Servicing assets — Note 4	287,390	367,032
Accounts receivable	150,763	122,131
Accrued interest receivable	18,402	15,428
Premises and equipment	30,803	30,240
Other assets	133,147	87,442

Total assets	$6,096,816	$5,239,341

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,091,352	$975,925
Interest-bearing	1,899,589	1,774,727
Certificates of deposit over $100,000	850,022	644,611

	3,840,963	3,395,263
Short-term borrowings — Note 5	402,491	237,277
Collateralized debt — Note 6	809,673	547,477
Other long-term debt	270,166	270,172
Other liabilities	273,052	286,508

Total liabilities	5,596,345	4,736,697

Commitments and contingencies — Note 10
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of June 30, 2005 and December 31, 2004, including 1,059,448 and 1,159,684, shares in treasury as of June 30, 2005 and December 31, 2004, respectively	112,000	112,000
Additional paid-in capital	—	383
Deferred compensation	(677)	(660)
Accumulated other comprehensive income, net of deferred income tax benefits of $197 at June 30, 2005 and $129 as of December 31, 2004	2,022	2,454
Retained earnings	409,881	413,486

	523,226	527,663
Less treasury stock, at cost	(22,755)	(25,019)

Total shareholders’ equity	500,471	502,644

Total liabilities and shareholders’ equity	$6,096,816	$5,239,341

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$71,940	$58,425
Loans held for sale	21,595	22,212
Residual interests	1,994	3,285
Investment securities	1,836	1,153
Federal funds sold	178	21

Total interest income	97,543	85,096

Interest expense:
Deposits	18,124	10,058
Short-term borrowings	4,158	2,193
Collateralized debt	4,483	2,914
Other long-term debt	5,933	5,675

Total interest expense	32,698	20,840

Net interest income	64,845	64,256
Provision for loan and lease losses — Note 3	8,872	1,794

Net interest income after provision for loan and lease losses	55,973	62,462
Other income:
Loan servicing fees	33,548	33,621
Amortization of servicing assets — Note 4	(26,377)	(29,656)
(Impairment) recovery of servicing assets — Note 4	(50,275)	71,950

Net loan administration (loss) income	(43,104)	75,915
Gain from sales of loans	21,538	39,274
Gain on sale of mortgage servicing assets	5,471	1,928
Trading gains	2,229	6,669
Derivative gains (losses), net	28,616	(54,092)
Other	7,663	6,314

	22,413	76,008
Other expense:
Salaries	40,606	54,783
Pension and other employee benefits	8,726	10,938
Office expense	3,495	4,942
Premises and equipment	8,613	10,339
Marketing and development	2,284	3,932
Professional Fees	3,282	5,459
Other	13,132	17,364

	80,138	107,757

(Loss) income before income taxes	(1,752)	30,713
Provision for income taxes	(608)	12,769

Net (loss) income	$(1,144)	$17,944

Earnings per share: — Note 8
Basic	$(0.04)	$0.64

Diluted	$(0.04)	$0.60

Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$137,431	$119,671
Loans held for sale	40,166	36,285
Residual interests	4,334	6,543
Investment securities	3,551	2,362
Federal funds sold	228	38

Total interest income	185,710	164,899

Interest expense:
Deposits	32,798	19,548
Short-term borrowings	7,267	3,815
Collateralized debt	8,798	6,719
Other long-term debt	11,789	11,358

Total interest expense	60,652	41,440

Net interest income	125,058	123,459
Provision for loan and lease losses — Note 3	12,163	9,940

Net interest income after provision for loan and lease losses	112,895	113,519
Other income:
Loan servicing fees	68,167	66,198
Amortization of servicing assets — Note 4	(53,696)	(61,343)
(Impairment) recovery of servicing assets — Note 4	(17,874)	24,567

Net loan administration (loss) income	(3,403)	29,422
Gain from sales of loans	56,062	92,043
Gain on sale of mortgage servicing assets	6,656	8,417
Trading gains	3,609	11,342
Derivative (losses) gains, net	(8,163)	4,824
Other	13,872	12,414

	68,633	158,462
Other expense:
Salaries	90,623	104,616
Pension and other employee benefits	20,770	22,685
Office expense	7,315	9,679
Premises and equipment	18,912	20,794
Marketing and development	5,100	7,567
Professional Fees	7,895	9,303
Other	27,623	33,549

	178,238	208,193

Income before income taxes	3,290	63,788
Provision for income taxes	810	25,502

Net income	$2,480	$38,286

Earnings per share: — Note 8
Basic	$0.09	$1.36

Diluted	$0.09	$1.27

Dividends per share	$0.20	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock

	(Dollars in thousands)
Balance at April 1, 2005	$503,849	$414,034	$2,036	$(679)	$—	$112,000	$(23,542)
Net loss	(1,144)	(1,144)
Unrealized gain on investment securities net of $110 tax liability	165		165
Unrealized gain on interest rate hedge net of $19 tax liability	29		29
Foreign currency adjustment	(208)		(208)

Total comprehensive loss	(1,158)
Deferred compensation	2			2
Cash dividends	(2,855)	(2,855)
Tax benefit on stock option exercises	28				28
Treasury stock:
Purchase of 7,240 shares	(153)						(153)
Sales of 40,824 shares	758	(154)			(28)		940

Balance at June 30, 2005	$500,471	$409,881	$2,022	$(677)	$—	$112,000	$(22,755)

Balance at April 1, 2004	$453,185	$370,728	$90	$(540)	$595	$112,000	$(29,688)
Net income	17,944	17,944
Unrealized loss on investment securities net of $92 tax benefit	(138)		(138)
Unrealized gain on interest rate cap net of $185 tax liability	278		278
Foreign currency adjustment	(159)		(159)

Total comprehensive income	17,925
Deferred compensation	2			2
Cash dividends	(2,262)	(2,262)
Tax benefit on stock option exercises	17				17
Treasury stock:
Purchase of 533 shares	(14)						(14)
Sales of 28,057 shares	633				(33)		666

Balance at June 30, 2004	$469,486	$386,410	$71	$(538)	$579	$112,000	$(29,036)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock

	(Dollars in thousands)
Balance at January 1, 2005	$502,644	$413,486	$2,454	$(660)	$383	$112,000	$(25,019)
Net income	2,480	2,480
Unrealized loss on investment securities net of $87 tax benefit	(131)		(131)
Unrealized gain on interest rate hedge net of $19 tax liability	28		28
Foreign currency adjustment	(329)		(329)

Total comprehensive income	2,048
Deferred compensation	(17)			(17)
Cash dividends	(5,706)	(5,706)
Tax benefit on stock option exercises	527				527
Treasury stock:
Purchase of 44,379 shares	(1,061)						(1,061)
Sales of 144,615 shares	2,036	(379)			(910)		3,325

Balance at June 30, 2005	$500,471	$409,881	$2,022	$(677)	$—	$112,000	$(22,755)

Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income	38,286	38,286
Unrealized loss on investment securities net of $49 tax benefit	(73)		(73)
Unrealized gain on interest rate cap net of $131 tax liability	196		196
Foreign currency adjustment	(234)		(234)

Total comprehensive income	38,175
Deferred compensation	(34)			(34)
Cash dividends	(4,523)	(4,523)
Tax benefit on stock option exercises	678				678
Treasury stock:
Purchase of 10,440 shares	(347)						(347)
Sales of 159,684 shares	3,277				(1,363)		4,640

Balance at June 30, 2004	$469,486	$386,410	$71	$(538)	$579	$112,000	$(29,036)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Net income	$2,480	$38,286
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	5,962	3,536
Amortization and impairment of servicing assets	71,570	36,776
Provision for loan and lease losses	12,163	9,940
Gain on sale of mortgage servicing assets	(6,656)	(8,417)
Gain from sales of loans held for sale	(56,062)	(92,043)
Originations and purchases of loans held for sale	(6,474,996)	(7,504,513)
Proceeds from sales and repayments of loans held for sale	6,329,058	7,208,754
Proceeds from sale of mortgage servicing assets	59,424	28,527
Net decrease (increase) in residuals	11,979	(2,899)
Net increase in accounts receivable	(28,632)	(15,076)
Other, net	(64,764)	15,800

Net cash used by operating activities	(138,474)	(281,329)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	274	52,876
Available-for-sale	2,712	1,257
Purchase of investment securities:
Held-to-maturity	—	(73,404)
Available-for-sale	(2,751)	(9,975)
Net increase in interest-bearing deposits	(19,102)	(7,422)
Net increase in loans, excluding sales	(652,444)	(93,055)
Proceeds from sale of loans	21,271	31,416
Other, net	(4,429)	(2,837)

Net cash used by lending and investing activities	(654,469)	(101,144)

Financing activities:
Net increase in deposits	445,700	461,602
Net increase in short-term borrowings	165,214	226,102
Repayments of long-term debt	(6)	(6)
Proceeds from issuance of collateralized borrowings	425,154	32,862
Repayments of collateralized borrowings	(162,958)	(328,685)
Purchase of treasury stock for employee benefit plans	(1,061)	(347)
Proceeds from sale of stock for employee benefit plans	2,563	3,955
Dividends paid	(5,706)	(4,523)

Net cash provided by financing activities	868,900	390,960

Effect of exchange rate changes on cash	358	(91)

Net increase in cash and cash equivalents	76,315	8,396
Cash and cash equivalents at beginning of period	97,101	140,810

Cash and cash equivalents at end of period	$173,416	$149,206

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$58,552	$41,975

Income taxes paid (refund)	$4,366	$(21,466)

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$17,346	$68,968

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies, Management Judgments and Accounting Estimates
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
     Allowance for Loan and Lease Losses: The allowance for loan and lease losses is an estimate based on management’s judgment applying the principles of Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.
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
     Servicing Assets: When we securitize or sell loans, we generally retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use the market prices under comparable servicing sale contracts, when available, or alternatively use valuation models that calculate the present value of future cash flows to determine the original fair value of the servicing assets. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans in proportion to estimated net servicing income.

     In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. Each stratum is valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used originally to determine the fair value at origination using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in impaired reserve levels. In addition, we periodically have independent valuations performed on the portfolio. Other than temporary impairment is recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There is no related direct impact on net income as this other than temporary impairment affects only balance sheet accounts. However, other than temporary impairment will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” In the first quarter of 2004, our accounting policy reflected the lack of history for these cash flows and among other factors, required projections of expected cash flows to occur within one year before recognizing any value. In the first quarter of 2005 we concluded our actual servicing experience and the performance of the loan pools subject to these ISFs had demonstrated a level of predictability that has allowed us to refine our accounting policy in accordance with FAS 133 to eliminate the one year to cash flow requirement and recognize derivative value for cash flows expected over time, including ones anticipated to occur beyond one year. Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flows, credit quality, loan-to-value ratio, and anticipated prepayment speeds. ISFs are carried at fair value with the changes to fair value recognized in “derivative gains or losses.”
     Stock-Based Employee Compensation: We have three stock-based employee compensation plans. We use the intrinsic value method to account for our plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. No stock-based employee compensation cost related to stock options is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

	(Dollars in thousands)
Net (loss) income as reported	$(1,144)	$17,944	$2,480	$38,286
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(543)	(668)	(1,073)	(1,300)

Pro forma net (loss) income	$(1,687)	$17,276	$1,407	$36,986

Basic earnings per share
As reported	$(0.04)	$0.64	$0.09	$1.36
Pro forma	$(0.06)	$0.61	$0.05	$1.31
Diluted earnings per share
As reported	$(0.04)	$0.60	$0.09	$1.27
Pro forma	$(0.06)	$0.58	$0.04	$1.23
     Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.
     Recent Accounting Developments: In December 2004 the FASB issued a revised Statement 123 (123R), Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award-usually the vesting period. This statement will be effective for the Company beginning January 1, 2006. We are evaluating the impact of this new pronouncement and expect it to be comparable to the pro forma effects of applying the original SFAS 123 as detailed above.
     Reclassifications: Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,848,143	$1,697,651
Real estate-construction	364,926	287,496
Real estate-mortgage	1,130,037	808,875
Consumer	39,505	31,166
Commercial finance
Franchise finance	373,737	330,496
Domestic leasing	197,585	174,035
Canadian leasing	281,930	265,780
Unearned income
Franchise finance	(96,538)	(86,638)
Domestic leasing	(27,329)	(23,924)
Canadian leasing	(35,485)	(34,497)

Total loans and leases, net of unearned income	$4,076,511	$3,450,440

Note 3 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$44,443	$64,285
Provision for loan and lease losses	12,163	14,195
Charge-offs	(9,440)	(28,180)
Recoveries	4,044	5,335
Reduction due to reclassification of loans	—	(10,808)
Reduction due to sale of loans and leases and other	(217)	(627)
Foreign currency adjustment	(58)	243

Balance at end of period	$50,935	$44,443

Note 4 — Servicing Assets
     Included in the consolidated balance sheet at June 30, 2005 and December 31, 2004 are $287 million and $367 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$367,032	$380,123
Additions	44,696	142,689
Amortization	(53,696)	(117,143)
Impairment	(17,874)	(2,474)
Reduction for servicing sales	(52,768)	(36,163)

	$287,390	$367,032

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$54,134	$76,869
Impairment	17,874	2,474
Reclass for sales of servicing	—	(18,210)
Other than temporary impairment (1)	(7,111)	(6,999)

Balance at end of period	$64,897	$54,134

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.
Note 5 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$146,793	$71,826
Drafts payable related to mortgage loan closings	124,739	53,254
Lines of credit and other	2,359	2,197
Federal funds	128,600	110,000

Total	$402,491	$237,277

Weighted average interest rate	2.15%	1.64%

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 3.6% to 4.5% at June 30, 2005. We have two lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, net income, consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. Due to our low level of net income in the first half of 2005, we requested and obtained waivers with respect to these covenants. As a result of these waivers, we are in compliance with all applicable covenants as of June 30, 2005.
Note 6 — Collateralized Debt
     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $0.8 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are generally at a floating rate. In certain cases, we enter into swaps to address inherent interest rate risk against fixed rate loans and leases.
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		June 30,	June 30,	December 31,
	Maturity	2005	2005	2004
			(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/2010	4.52	$20,182	$29,050
Canadian asset backed note	4/2010	3.36	117,909	95,288
Canadian asset backed note	10/2009	4.50	17,798	21,713
Canadian asset backed note	revolving	3.73	50,236	48,801
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior notes	12/2024-12/2034	3.44	228,013	327,850
Combined variable rate subordinate notes	12/2034	4.29	24,775	24,775
2005-1 asset backed notes:
Combined variable rate senior notes	6/2025-6/2035	3.50	193,894
Combined fixed rate senior notes	6/2035	5.01	94,129
Combined variable rate subordinate notes	6/2035	5.09	10,785
Combined fixed rate subordinate notes	6/2035	5.63	52,127
Unamortized premium/discount			(175)

Total			$809,673	$547,477

     For one of the Canadian asset backed notes, we are subject to compliance with certain financial covenants set forth in this facility including, but not limited to consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. Due to our low level of net income in the first half of 2005, we requested and obtained waiver with respect to the return on average assets ratio covenant. As a result of this waiver, we are in compliance with all applicable covenants as of June 30, 2005.
Note 7 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$747	$494	$1,428	$988
Interest cost	455	456	871	911
Expected return on plan assets	(510)	(404)	(956)	(809)
Amortization of transition obligation	—	2	—	5
Amortization of prior service cost	10	9	19	19
Amortization of actuarial loss	179	176	343	351

Net periodic benefit cost	$881	$733	$1,705	$1,465

     As of June 30, 2005, we have not made any contributions to our pension plan and do not expect to contribute to this plan in 2005.
Note 8 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

			Effect of	Diluted
	Basic Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares *	Per Share
	(Dollars in thousands, except per share data)
Three months ended June 30, 2005
Net income (loss) available to common shareholders	$(1,144)	$—	$—	$(1,144)
Shares	28,506	240	—	28,746

Per-Share amount	$(0.04)	$—	$—	$(0.04)

Three months ended June 30, 2004
Net income available to common shareholders	$17,944	$—	$678	$18,622
Shares	28,244	334	2,607	31,185

Per-Share amount	$0.64	$(0.01)	$(0.03)	$0.60

Six Months ended June 30, 2005
Net income available to common shareholders	$2,480	$—	$—	$2,480
Shares	28,482	288	—	28,770

Per-Share amount	$0.09	$—	$—	$0.09

Six Months ended June 30, 2004
Net income available to common shareholders	$38,286	$—	$1,356	$39,642
Shares	28,218	422	2,607	31,247

Per-Share amount	$1.36	$(0.02)	$(0.07)	$1.27

*	The effect of convertible shares was not included in this calculation for 2005 because they were antidilutive.

     At June 30, 2005 and 2004, 1,234,735 and 94,086 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because they had exercise prices below the stock price as of the respective dates.
Note 9 — Industry Segment Information
     We have four principal segments that provide a broad range of financial services. The mortgage banking line of business originates, sells, and services residential first mortgage loans. The commercial banking line of business provides commercial banking services. The home equity lending line of business originates, purchases, sells and services home equity loans and lines of credit. The commercial finance line of business originates leases and loans against commercial equipment and real estate. Our other segment primarily includes the parent company, our private equity portfolio, and eliminations.
     The accounting policies of each segment are the same as those described in “Note 1 — Accounting Policies, Management Judgments and Accounting Estimates.” Below is a summary of each segment’s revenues, net income, and assets for three months and six months ended June 30, 2005, and 2004:

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
	(Dollars in thousands)
Three Months Ended June 30, 2005
Net interest income	$10,317	$23,976	$28,475	$8,340	$(6,263)	$64,845
Intersegment interest	(1,291)	3,001	(7,282)	(412)	5,984	—
Provision for loan and lease losses	94	(1,575)	(6,181)	(1,211)	1	(8,872)
Other revenue	2,710	3,742	13,839	1,351	771	22,413
Intersegment revenues	34	64	—	—	(98)	—

Total net revenues	11,864	29,208	28,851	8,068	395	78,386
Other expense	26,849	19,416	25,203	5,453	3,217	80,138
Intersegment expenses	861	428	747	193	(2,229)	—

Income (loss) before taxes	(15,846)	9,364	2,901	2,422	(593)	(1,752)
Income taxes	(6,685)	3,750	1,171	993	163	(608)

Net income (loss)	$(9,161)	$5,614	$1,730	$1,429	$(756)	$(1,144)

Three Months Ended June 30, 2004
Net interest income	$11,909	$20,441	$29,646	$6,881	$(4,621)	$64,256
Intersegment interest	(128)	750	(3,487)	—	2,865	—
Provision for loan and lease losses	284	(750)	706	(2,034)	—	(1,794)
Other revenue	53,834	4,918	14,833	2,622	(199)	76,008
Intersegment revenues	12	143	—	—	(155)	—

Total net revenues	65,911	25,502	41,698	7,469	(2,110)	138,470
Other expense	55,835	15,492	26,129	4,892	5,409	107,757
Intersegment expenses	881	374	726	173	(2,154)	—

Income (loss) before taxes	9,195	9,636	14,843	2,404	(5,365)	30,713
Income taxes	3,680	3,867	5,945	1,087	(1,810)	12,769

Net income (loss)	$5,515	$5,769	$8,898	$1,317	$(3,555)	$17,944

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
	(Dollars in thousands)
Six Months Ended June 30, 2005
Net interest income	$19,934	$46,878	$53,856	$16,388	$(11,998)	$125,058
Intersegment interest	(3,185)	4,659	(12,231)	(847)	11,604	—
Provision for loan and lease losses	283	(2,575)	(6,551)	(3,321)	1	(12,163)
Other revenue	20,548	8,057	36,542	3,259	227	68,633
Intersegment revenues	58	130	—	—	(188)	—

Total net revenues	37,638	57,149	71,616	15,479	(354)	181,528
Other expense	67,418	37,742	55,698	11,447	5,933	178,238
Intersegment expenses	1,702	857	1,473	385	(4,417)	—

Income (loss) before taxes	(31,482)	18,550	14,445	3,647	(1,870)	3,290
Income taxes	(12,703)	7,467	5,795	1,522	(1,271)	810

Net income (loss)	$(18,779)	$11,083	$8,650	$2,125	$(599)	$2,480

Assets at June 30, 2005	$1,298,455	$3,031,659	$1,413,569	$711,355	$(358,222)	$6,096,816

Six Months Ended June 30, 2004
Net interest income	$20,995	$40,197	$56,720	$13,635	$(8,088)	$123,459
Intersegment interest	(552)	1,540	(5,867)	—	4,879	—
Provision for loan and lease losses	390	(1,950)	(5,193)	(3,187)	—	(9,940)
Other revenue	113,692	9,552	32,490	3,070	(342)	158,462
Intersegment revenues	22	285	—	—	(307)	—

Total net revenues	134,547	49,624	78,150	13,518	(3,858)	271,981
Other expense	107,437	30,051	50,791	8,917	10,997	208,193
Intersegment expenses	1,748	897	1,450	346	(4,441)	—

Income (loss) before taxes	25,362	18,676	25,909	4,255	(10,414)	63,788
Income taxes	10,114	7,489	10,378	3,231	(5,710)	25,502

Net income (loss)	$15,248	$11,187	$15,531	$1,024	$(4,704)	$38,286

Assets at June 30, 2004	$1,353,464	$2,512,848	$1,229,790	$520,883	$(191,813)	$5,425,172

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
     In January 2001, we and Irwin Leasing Corporation (formerly Affiliated Capital Corp.), our indirect subsidiary, and Irwin Equipment Finance Corporation, our direct subsidiary (together, the Irwin companies), were served as defendants in an action filed in the United States District Court for the Middle District of Pennsylvania. The suit alleged that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that the Irwin companies, through Affiliated Capital’s financing activities, aided in making the alleged misrepresentations. On August 10, 2001, the court dismissed Irwin Financial and Irwin Equipment Finance as defendants in the suit. The Irwin companies prevailed on a motion for summary judgment in the district court on October 8, 2003, and the plaintiff appealed. The Court of Appeals for the 3rd Circuit heard oral argument on plaintiff’s appeal on September 27, 2004. On January 28, 2005, the court of appeals affirmed the district court’s dismissal of plaintiff’s action. The period during which the plaintiff could have petitioned the United States Supreme Court for a writ of certiorari expired on April 28, 2005, and no petition was filed.

Stamper v. A Home of Your Own
     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 per plaintiff for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon SFAS 5 guidance and the advice of legal counsel.
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
Cohens v. Inland Mortgage Corporation
     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On June 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.
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
     Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void the mortgage loans as illegal contracts. Plaintiffs also seek recovery against Irwin for alleged RESPA violations and for conversion. On June 23, 2005, Irwin filed a motion to dismiss the Kossler action.
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
     On December 22, 2004, Irwin filed a motion with the Judicial Panel On Multidistrict Litigation requesting a transfer of Hobson, Chatfield and Ransom to the United States District Court for the Western District of Pennsylvania for coordinated or consolidated proceedings with the Kossler action. On April 28, 2005, the Judicial Panel On Multidistrict Litigation granted Irwin’s motion and consolidated the four cases in the Western District of Pennsylvania for all pretrial proceedings.
     At this early stage, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer. We have established a reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.
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
     Complaints by former NorVergence customers have led to investigations by the attorneys general of several states. Irwin Business Finance has been named as a defendant in several lawsuits connected with NorVergence. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and was amended to include Irwin Business Finance and others on September 1, 2004. The Exquisite Caterers plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections. On June 16, 2005, the judge in the Exquisite Caterers lawsuit denied Plaintiffs’ alternative motions for certification of either a nationwide class or a class of New Jersey residents only. Plaintiffs have filed a motion for reconsideration of the order denying certification of a class limited to New Jersey residents. A hearing on the motion for reconsideration is scheduled for early August 2005.

     Irwin Business Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Irwin Business Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and have now commenced adversary actions in the NorVergence bankruptcy proceeding, seeking similar relief. Irwin Business Finance has filed a motion to dismiss it from the adversary proceeding and is awaiting the court’s ruling on the motion.
     Irwin Business Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, which was voluntarily dismissed in January 2005. The plaintiffs then filed a similar complaint in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida on January 14, 2005 seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs alleged that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act, the FTC Holder Rule, and breach of contract and warranties. Plaintiffs sought, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs. Plaintiffs voluntarily dismissed this action in June of 2005 after Irwin Business Finance had filed its motion to dismiss the complaint.
     In connection with investigations by various state attorneys general, Irwin Business Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Irwin Business Finance is pursuing discussions with all states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Irwin has now reached agreements with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Irwin to lease payments through January 31, 2005. Irwin also is participating in negotiations with a multi-state group of attorneys general, which appears to be progressing towards an agreement that would require NorVergence lessees in their states to pay all amounts due through July 15, 2004, with the lenders, including Irwin, entitled to 15% of the then-outstanding balance.
     On October 21, 2004, the Attorney General of Florida filed suit against twelve lenders, including Irwin Business Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.). This suit was stayed by agreement of the parties while they discussed resolution of the concerns expressed by the Florida Attorney General. The complaint alleged that the agreements assigned by NorVergence to the lenders were unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit also sought to prohibit collection activities by the lenders and asked for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. On April 29, 2005, acting on defendants’ motion to dismiss, the judge in the Commerce Commercial Leasing action dismissed the action in its entirety. The Attorney General of Florida appealed the order of dismissal. Irwin Business Finance has now been dismissed from the appeal as a result of its settlement with the state of Florida.
     The individual lawsuit filed against Irwin Business Finance in September 2004 in the Superior Court of Massachusetts has been put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant.
     On April 5, 2005, Irwin Business Finance received an informal request for information and documents from the Federal Trade Commission. Irwin has fully responded to this request.
     We are unable to form a reasonable estimate of potential loss, if any, that Irwin Business Finance could suffer as a result of ongoing NorVergence-related litigation. Agreements with the various state attorneys general and recent favorable court rulings have significantly reduced the risk that damages might be awarded against Irwin Business Finance in NorVergence-related class actions and other lawsuits. We have not established reserves in connection with NorVergence-related litigation.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our residual, servicing and derivative portfolios, including assumptions we embed in the valuation and short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets;

•	unanticipated deterioration in or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments; and

•	governmental changes in monetary or fiscal policies.
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

Strategy
     Our strategy is to maintain a diverse and balanced revenue stream by focusing on niches in financial services where we believe we can optimize the productivity of our capital and where our experience and expertise can provide a competitive advantage. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:
•	Identify underserved niches. We focus on product or market niches in financial services that we believe are underserved and where we believe customers are willing to pay a premium for value-added services. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Each of our four lines of business has a separate management team that operates as an independent business unit responsible for performance goals specific to that particular line of business. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. The senior managers at each of our lines of business and at the parent company have significant industry experience. We attempt to create a mix of short-term and long-term incentives that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business as a key part of our risk management. Our lines of business are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.
     We believe our historical growth and profitability is the result of our endeavors to pursue complementary consumer and commercial lending niches through our bank holding company structure, our experienced management, our diverse product and geographic markets, and our willingness and ability to align the compensation structure of each of our lines of business with the interests of our stakeholders. Although net income has been below targets in recent quarters, over the long term, through various economic environments and cycles, we have had a relatively stable revenue and earnings stream on a consolidated basis generated primarily through internal growth rather than acquisitions.
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
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” In the first quarter of 2004 our accounting policy reflected the lack of history for these cash flows and among other factors, required projections of expected cash flows to occur within one year before recognizing any value. In the first quarter of 2005 we concluded our actual servicing experience and the performance of the loan pools subject to these ISFs had demonstrated a level of predictability that has allowed us to refine our accounting policy in accordance to SFAS 133 to eliminate the one-year-to-cash-flow requirement and recognize derivative value for cash flows expected over time, including ones anticipated to occur beyond one year. Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flows, credit quality, loan-to-value ratio, and anticipated prepayment speeds. ISFs are carried at fair value with the changes to fair value recognized in “derivative gains/losses.”
Consolidated Overview

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004

Net income (loss) (in millions)	$(1.1)	$17.9	$2.5	$38.3
Basic earnings per share	(0.04)	0.64	0.09	1.36
Diluted earnings per share	(0.04)	0.60	0.09	1.27
Return on average equity	(0.9)%	15.4%	1.0%	15.8%
Return on average assets	(0.1)	1.4	0.1	1.5
Consolidated Income Statement Analysis
Net Income
     We recorded a net loss of $1.1 million for the three months ended June 30, 2005, down from net income of $17.9 million for the three months ended June 30, 2004. Net income per share (diluted) was $(0.04) for the quarter ended June 30, 2005, down from $0.60 per share for the second quarter of 2004. Return on equity was negative (0.9)% for the three months ended June 30, 2005 and 15.4% for the same period in 2004. For the year to date, we recorded net income of $2.5 million or $0.09 per diluted share. This represents a decrease of 93% compared to the same periods in 2004. Return on equity for the six-month period ended June 30, 2005 was 1.0% compared with 15.8% during the same period a year earlier.
     The decline in 2005 earnings is attributable to results in our first mortgage segment. We continue to experience low origination margins and the effectiveness of our management of our servicing asset has declined over the past few quarters, leading to net impairment charges. We are actively addressing both issues through new product introductions, cost control initiatives, and changes to our servicing asset hedging strategies. See the discussion on Mortgage Banking line of business for more details.
Net Interest Income
     Net interest income for the six months ended June 30, 2005 totaled $125 million, up 1% from the first half of 2004 net interest income of $123 million. Net interest margin for the six months ended June 30, 2005 was 5.17% compared to 5.60% for the same period in 2004. The decline in margin from 2004 to 2005 was primarily due to product mix changes and pricing pressures. The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Six Months Ended June 30,
	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:

Interest-bearing deposits with financial institutions	$75,650	$658	1.75%	$86,791	$288	0.67%
Federal funds sold	20,143	228	2.28%	9,057	38	0.84%
Residual interests	50,142	4,334	17.43%	71,759	6,543	18.34%
Investment securities (1)	108,072	2,893	5.40%	81,509	2,074	5.12%
Loans held for sale	1,067,982	40,166	7.58%	974,730	36,285	7.49%
Loans and leases, net of unearned income (2)	3,554,203	137,431	7.80%	3,205,776	119,671	7.51%

Total interest earning assets	4,876,192	$185,710	7.68%	4,429,622	$164,899	7.49%
Noninterest-earning assets:
Cash and due from banks	102,685			108,951
Premises and equipment, net	30,057			30,988
Other assets	601,751			568,343
Less allowance for loan and lease losses	(45,730)			(60,665)

Total assets	$5,564,955			$5,077,239

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$489,485	$4,692	1.93%	$247,635	$1,223	0.99%
Money market savings	1,099,007	11,950	2.19%	968,869	6,321	1.31%
Regular savings	99,697	600	1.21%	60,711	440	1.46%
Time deposits	1,003,364	15,556	3.13%	903,905	11,564	2.57%
Short-term borrowings	303,331	7,267	4.83%	381,817	3,815	2.01%
Collateralized debt	508,324	8,798	3.49%	487,706	6,719	2.77%
Other long-term debt	270,169	11,789	8.80%	270,166	11,358	8.45%

Total interest-bearing liabilities	$3,773,377	$60,652	3.24%	$3,320,809	$41,440	2.51%
Noninterest-bearing liabilities:
Demand deposits	1,000,818			999,088
Other liabilities	288,800			305,563
Shareholders’ equity	501,960			451,779

Total liabilities and shareholders’ equity	$5,564,955			$5,077,239

Net interest income		$125,058			$123,459

Net interest income to average interest earning assets			5.17%			5.60%

(1)	We do not show interest income on a tax equivalent basis because it is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended June 30, 2005 was $9 million, compared to $2 million for the same period in 2004. Year to date, the provision for 2005 was $12 million, compared to $10 million in 2004. More information on this subject is contained in the section on “credit risk.”
Noninterest Income
     Noninterest income during the three months ended June 30, 2005 totaled $22 million, compared to $76 million for the same period of 2004. Noninterest income of $69 million was recorded for the six months ended June 30, 2005 and $159 million for the same period in 2004. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the year-to-date decrease were $18 million of servicing asset impairment, $24 million of losses on derivative instruments used to hedge our servicing assets, and lower gains from sales of loans. Details related to these fluctuations are discussed later in the “Mortgage Banking” section of this document.
Noninterest Expense
     Noninterest expenses for the three and six months ended June 30, 2005 totaled $80 million and $178 million, respectively, compared to $108 million and $208 million for the same periods in 2004. The decrease in consolidated noninterest expense in 2005 is primarily related to personnel cost reductions associated with our mortgage banking line of business.
Income Tax Provision
     Income tax provision for the three and six months ended June 30, 2005 totaled $(0.6) million and $0.8 million, respectively, compared to $12.8 million and $25.5 million during the same periods in 2004. Our effective tax rate decreased to 24.6% during the first half of 2005 due primarily to the release of $0.8 million in tax reserves to align our tax liability to a level commensurate with our currently identified tax exposures.
Consolidated Balance Sheet Analysis
     Total assets at June 30, 2005 were $6.1 billion, up 16% from December 31, 2004. Average assets for the first six months of 2005 were $5.6 billion, up 5% from the average assets for the year ended December 31, 2004. The growth in the consolidated balance sheet primarily relates to increases in loans at the commercial banking and home equity lending lines of business.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasury and government obligations	$159	$3,556
Obligations of states and political subdivisions	5,819	3,746
Mortgage-backed securities	31,875	31,556
Federal Reserve stock, Federal Home Loan Bank stock and other	69,860	69,364

Total	$107,713	$108,222

Loans Held For Sale
     Loans held for sale totaled $1.0 billion at June 30, 2005, an increase from a balance of $0.9 billion at December 31, 2004. The increase occurred primarily at our home equity lending line of business where loans held for sale increased from $0.2 billion at December 31, 2004 to $0.3 billion at June 30, 2005.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At June 30, 2005, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,848,143	$1,697,651
Real estate-construction	364,926	287,496
Real estate-mortgage	1,130,037	808,875
Consumer	39,505	31,166
Commercial finance
Franchise finance	373,737	330,496
Domestic leasing	197,585	174,035
Canadian leasing	281,930	265,780
Unearned income
Franchise finance	(96,538)	(86,638)
Domestic leasing	(27,329)	(23,924)
Canadian leasing	(35,485)	(34,497)

Total loans and leases, net of unearned income	$4,076,511	$3,450,440

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$44,443	$64,285
Provision for loan and lease losses	12,163	14,195
Charge-offs	(9,440)	(28,180)
Recoveries	4,044	5,335
Reduction due to reclassification of loans	—	(10,808)
Reduction due to sale of loans and leases and other	(217)	(627)
Foreign currency adjustment	(58)	243

Balance at end of period	$50,935	$44,443

     The 2004 roll forward of allowance for loan and leases losses above includes the effect of the transfer and sale of portfolio loans at our home equity lending line of business. We transferred $355 million in loans to loans held for sale when the decisions were made to sell these loans from the portfolio. These loans had an associated allowance of $21 million. The loans were transferred with an allowance of $11 million to reduce their carrying value to fair market value. After the transfers, the remaining $10 million of excess allowance was reversed through the provision for loan and lease losses.
Deposits
     Total deposits for the first half of 2005 averaged $3.7 billion compared to deposits for the year 2004 that averaged $3.4 billion. Demand deposits for the first half of 2005 averaged $1.0 billion, a 1% decrease over the average balance for the year 2004. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company that are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the first six months of 2005, these escrow accounts decreased from $746 million at December 31, 2004 to $706 million at June 30, 2005.
     We utilize institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2005, institutional broker-sourced deposits totaled $347 million compared to a balance of $279 million at December 31, 2004.

Short-Term Borrowings
     Short-term borrowings increased to $402 million at June 30, 2005, compared to $308 million at December 31, 2004. The increase in short-term borrowings at the end of the second quarter relative to year-end reflects the loan growth at the home equity line of business.
     Federal Home Loan Bank borrowings averaged $155 million during the six months ended June 30, 2005, with an average rate of 2.89%. The balance at June 30, 2005 was $147 million at an interest rate of 3.38%. The maximum outstanding during any month end was $372 million. At December 31, 2004, Federal Home Loan Bank borrowings averaged $186 million, with an average rate of 1.69%. The ending balance was $72 million at an interest rate of 3.15%. The maximum outstanding at any month end during 2004 was $536 million.
Collateralized Debt
     Collateralized debt totaled $810 million at June 30, 2005, compared to $547 million at December 31, 2004. The increased debt relates to the securitization of portfolio loans at the home equity lending line of business during the second quarter, which is discussed in more detail in the “Home Equity Lending” section of this document. The securitization debt represents match-term funding for these loans and leases.
Other Long-Term Debt
     Other long-term debt totaled $270 million at June 30, 2005, unchanged from December 31, 2004. We had obligations represented by subordinated debentures at June 30, 2005 totaling $240 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2005. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt. We have committed to issuing $52 million of trust preferred securities in early August. Although no call notice has been issued at this point, it is our intention to use the proceeds from this issuance to call the trust preferred securities issued by IFC Capital Trust II, which become callable (under certain conditions) at par in September 2005.
Capital
     Shareholders’ equity averaged $502 million during the first six months of 2005, up 6% compared to the average for the year 2004. Shareholders’ equity balance of $501 million at June 30, 2005 represented $17.53 per common share, compared to $17.67 per common share at December 31, 2004. We paid $2.9 million and $5.7 million in dividends for the three and six months ended June 30, 2005, respectively, reflecting an increase of $0.02 and $0.04 per share, respectively, compared to a year ago.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Tier 1 capital	$643,829	$641,079
Tier 2 capital	151,461	141,866

Total risk-based capital	$795,290	$782,945

Risk-weighted assets	$5,746,402	$4,930,684
Risk-based ratios:
Tier 1 capital	11.2%	13.0%
Total capital	13.8	15.9
Tier 1 leverage ratio	11.3	11.6
Ending shareholders’ equity to assets	8.2	9.6
Average shareholders’ equity to assets	9.0	9.0
     At June 30, 2005, our total risk-adjusted capital ratio was 13.8% exceeding our internal minimum target of 11.0%. At December 31, 2004, our total risk-adjusted capital ratio was 15.9%. Our ending equity to assets ratio at June 30, 2005 was 8.2% compared to 9.6% at December 31, 2004. Our Tier 1 capital totaled $644 million as of June 30, 2005, or 11.2% of risk-weighted assets.

Cash Flow Analysis
     Our cash and cash equivalents increased $76.3 million during the first six months of 2005, compared to $8.4 million during the same period in 2004. Cash flows from operating activities resulted in a use of $138 million in cash and cash equivalents in the six months ended June 30, 2005 compared to the same period in 2004 when our operations used $281 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations and are a normal and ordinary characteristic of our business. In a period in which loan production exceeds sales such as we had in the first half of 2005, operating cash flows will decrease reflecting our investment in cash generating assets. In the first half of 2005, our loans held for sale increased $157 million, thus increasing the cash used by operating activities.
Earnings Outlook
     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. However, as discussed before, our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets and balancing the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner, although this has not been the case for the last few quarters. Currently, market conditions for our mortgage banking segment are very difficult. Origination margins are significantly below our long-term expectations and the value of our servicing portfolio, net of derivative hedging, is not increasing as we would typically expect when mortgage origination revenues are declining. As noted elsewhere in this report, the effect of interest rate movements on the valuation of servicing portfolio and the derivatives we use to hedge the portfolio have had a materially negative impact on earnings in the first half of 2005.
     Our results in the first half of 2005 were well below our long-term expectations. Our current expectation is that earnings in the second half of 2005 will return to amounts more consistent with the second half of 2004. Although we incurred derivative premium expense to do so, we have modified our hedging practices and structures to provide additional protection against falling rates in the third quarter. As compared to the second quarter, the net hedge position currently in place would provide meaningfully improved protection.
     However, given results in the first half of the year, we expect net income for the full year of 2005 to be well below those recorded in 2004. These estimates are based on various factors and current assumptions management believes are reasonable, including current industry forecasts of a variety of economic and competitive factors. However, projections are inherently uncertain, and our actual earnings may differ significantly from this estimate due to uncertainties and risks related to our business such as fluctuations in interest rates and other factors mentioned above in the “About Forward-Looking Statements” section. Over periods of normal economic cycles we strive to meet or exceed our long-term targets of double-digit growth in earnings per share and a return on equity above our cost of capital, although we do not expect to hit these targets in 2005.
     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities and include estimates of future cash flows. As such, earnings are more difficult for us to predict over short periods of time. For example, the valuation of our residual interests and incentive servicing fees are affected by a variety of factors including current and future credit quality, prepayment speeds, and discounts rates, and our mortgage servicing portfolio is impacted most directly by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until subsequent quarters — can be low. In addition, accounting principles generally accepted in the U.S. (GAAP) impose a lower-of-cost-or-market (LOCOM) valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct hedges with the desired GAAP accounting outcome, although the economic balance may still exist.
     Finally, while the use of derivatives is intended to reduce risk by providing countervailing effects to the value at risk of the assets or liabilities being hedged, the use and management of such derivatives themselves introduces additional risks. One such risk is basis risk. We are subject to basis risk in the derivatives used in the management of our servicing portfolio. While basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates or indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$(9,161)	$5,515	$(18,779)	$15,248
Commercial Banking	5,614	5,769	11,083	11,187
Home Equity Lending	1,730	8,898	8,650	15,531
Commercial Finance	1,429	1,317	2,125	1,024
Other (including consolidating entries)	(756)	(3,555)	(599)	(4,704)

	$(1,144)	$17,944	$2,480	$38,286

Mortgage Banking
     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$9,026	$11,781	$16,749	$20,443
Recovery of loan loss	94	284	283	390
Noninterest income	2,744	53,846	20,606	113,714

Total net revenue	11,864	65,911	37,638	134,547
Operating expense	(27,710)	(56,716)	(69,120)	(109,185)

(Loss) income before taxes	(15,846)	9,195	(31,482)	25,362
Income taxes	6,685	(3,680)	12,703	(10,114)

Net (loss) income	$(9,161)	$5,515	$(18,779)	$15,248

Selected Operating Data:
Mortgage loan originations	$2,643,669	$3,727,591	$5,456,081	$6,658,307
Servicing sold as a % of originations	183%	65%	145%	58%

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,298,455	$1,238,136
Mortgage loans held for sale	724,204	662,832
Mortgage servicing assets	239,238	319,225
Deposits	705,636	680,812
Short-term borrowing	134,106	133,150
Shareholder’s equity	149,288	123,265
Selected Operating Data:
Servicing portfolio:
Balance at end of period	$20,754,361	$26,196,627
Weighted average coupon rate	5.66%	5.75%
Weighted average servicing fee	0.34	0.35
Overview
     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. We are able to remove substantially all of the credit risk associated with these mortgage loans from our balance sheet because the majority of our mortgage originations — in the case of conventional mortgages — meet requirements for sale either to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or are sold to private investors., While we securitize and sell mortgage loans to institutional and private investors, we may choose to retain the servicing rights. Loan origination demand and servicing values normally react in opposite directions to changes in interest rates, as explained below. We believe this balance between mortgage loan originations and mortgage loan servicing values assists in managing the risk from interest rate changes, which has helped stabilize our revenue stream over the long term.
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

     We believe there is normally a balance between mortgage loan originations and mortgage loan servicing that assists in managing the risk from interest rate changes and the impact of rate changes on each part of the business. In rising interest rate environments, originations typically decline, while the value of our mortgage servicing portfolio generally increases as prepayment expectations decline. In declining interest rate environments, servicing values typically decrease as prepayment expectations increase, while the economic value of our mortgage production franchise generally increases due to the potential for greater mortgage loan originations. However, the offsetting impact of changes in production income and servicing values may not always be recognized in the same quarter under generally accepted accounting principles. This timing difference is due to the application of lower-of-cost-or-market treatment under generally accepted accounting principles to the mortgage servicing asset with no accounting equivalent for the production franchise. As a result, we sometimes experience greater volatility in short-term (quarterly) results than is apparent in longer-term measurements such as annual income.
     With respect to the material net impairment we have recorded in managing the servicing asset over the past three quarters, our strategy of balancing exposure to mortgage originations and mortgage servicing is challenged in periods when intra-quarter rate movement is substantial, but without a discernable trend which would favor either the loan origination or the servicing halves of our revenue streams. Managing valuation exposure on the servicing asset with derivatives is further complicated by interest rates modestly above or below the aggregate LOCOM cap on the valuation of our servicing portfolio. These conditions have existed since the summer of 2004. Mortgage interest rates are little changed over the past year, thereby not changing overall industry production in a meaningful manner. However, the intra-quarter rate volatility has caused significant hedge costs for us. We believe our mortgage segment results are likely to continue to be depressed until these conditions change. In the meantime, we are focusing on improving our production margins through product enhancements and cost reductions as well as reducing our risk to servicing impairment by selling servicing rights.
     We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). In the first half of 2005, we chose to sell the servicing asset associated with nearly all of our current originations. We made this decision due to a desire to lower our interest rate risk from the servicing portfolio, as well as to decrease servicing assets as a percentage of our consolidated balance sheet. This differs from our actions over the past several years of adding to the portfolio as rates reached historic lows.
     While a substantial portion of mortgage banking revenues are derived from loan origination activities, we have taken steps over the past year to reduce the number of branches in our system that are not achieving our desired return targets and no longer fit into our growth strategy. This, by definition, lowers our revenues and in many cases, lowers the contribution to fixed or semi-fixed costs, but we believe it is the appropriate action over the long-term as a response to the post-refinance boom environment in which we now operate.
     In addition, during the first half of 2005, we divested a substantial portion of our retail origination operations. These divested operations represented less than 20% of our total 2004 originations. Going forward, we will concentrate on the growth of our most profitable channels in wholesale, correspondent, and consumer direct lending while sharpening our focus in traditional retail lending to serve low- to moderate-income homebuyers and emerging market customers. Exit costs associated with these sales totaled approximately $1.3 million. We anticipate that we will recognize some incremental revenue over the next three years as part of an earn-out based remuneration for these branches. In the second quarter, earn-out based revenues totaled $0.3 million.

Originations
     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Total originations	$2,643,669	$3,727,591	$5,456,081	$6,658,307
Percent retail loans	9%	20%	13%	22%
Percent wholesale loans	52	33	44	37
Percent correspondent	37	36	37	31
Percent brokered (1)	2	11	6	10
Percent refinances	44	54	49	57

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.
Net Income
     Our mortgage banking line of business recorded a net loss for the three and six months ended June 30, 2005 of $(9.1) million and $(18.8) million, respectively, compared to net income of $5.5 million and $15.2 million for the same periods in 2004. This change from a profit to a loss in 2005 reflects a significant mortgage servicing impairment as well as declines in loan origination revenues from secondary market sales of loans. We currently anticipate that the mortgage segment will return to profitability in the third quarter.
Net Revenue
     Mortgage banking net revenue for the quarter ended June 30, 2005 totaled $12 million compared to $66 million for the same period last year. Year to date, net revenues totaled $38 million compared to $135 million last year. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$9,026	$11,781	$16,749	$20,443
Recovery of loan losses	94	284	283	390
Gain on sales of loans	17,002	34,870	41,976	77,652
Servicing fees	23,784	25,683	49,410	51,582
Amortization expense	(18,269)	(24,199)	(39,479)	(51,509)
(Impairment) recovery of servicing assets	(50,630)	71,320	(18,142)	23,136
Gain (loss) on derivatives	23,687	(57,808)	(23,698)	544
Gain on sales of servicing assets	5,471	1,928	6,656	8,418
Other income	1,699	2,052	3,883	3,891

Total net revenue	$11,864	$65,911	$37,638	$134,547

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the second quarter in 2005 totaled $9 million compared to $12 million for the second quarter of 2004. Net interest income year to date decreased 18% to $17 million. The decrease in net interest income in 2005 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.
     Gain on sale of loans includes net revenues from three principal sources:
•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees which are recognized when loans are sold into the secondary mortgage market; and

•	changes in fair value of forward contracts and interest rate lock commitments.

     Gain on sale of loans for the three months ended June 30, 2005 totaled $17 million, compared to $35 million for the same period in 2004, a decline of 51%. Gain on sale of loans for the six months ended June 30, 2005 totaled $42 million, compared to $78 million for the same period in 2004, a decrease of 46%. This decrease is attributable to the sale of most of our retail branches, reduced secondary market margins, and reduced pricing power on the part of originators.
     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $24 million and $49 million for the three and six months ended June 30, 2005, a decrease of 7% and 4% from the same periods in 2004, primarily reflecting the decline in the size of the servicing portfolio.
     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $18 million for the three months ended June 30, 2005, compared to $24 million during the second quarter of 2004. Year-to-date amortization expense totaled $39 million and $52 million for 2005 and 2004, respectively. The decrease in amortization expense in 2005 relates primarily to the decrease in the servicing portfolio and reduced prepayment speeds.
     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at June 30, 2005, through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent valuations. Impairment expense totaled $51 million and $18 million for three and six months ended June 30, 2005, compared to impairment recovery of $71 million and $23 million during the same periods of 2004. The fluctuations in impairment are attributable to changes in actual or expected prepayments speeds due to interest rate changes. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The $51 million of impairment expense in the second quarter was partially offset by derivative gains of $24 million. As a result, mortgage servicing impairment exceeded hedge gains by $27 million during the second quarter.
     The following table shows a comparison of impairment and related derivative results for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
(Impairment) recovery of servicing	$(50,630)	$71,320	$(18,142)	$23,136
Gain (loss) on derivatives	23,687	(57,808)	(23,698)	544

Net (impairment) recovery	$(26,943)	$13,512	$(41,840)	$23,680

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 183% and 145% of loan originations during the three and six months ended June 30, 2005, compared to 65% and 58% for the three and six months ended June 30, 2004. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $3.1 billion of bulk servicing during the second quarter and $4.4 billion year to date in 2005, generating a $5.5 million and $6.7 million pre-tax gain, respectively. We sold $0.9 billion of bulk servicing during the second quarter and $2.0 billion year to date in 2004, generating a $1.9 million and $8.4 million pre-tax gain, respectively. During the period, 2001-2003, we have built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this quarter to reduce the size of our investment in mortgage servicing assets. To reduce our risk of future servicing asset impairment, we intend to make additional servicing sales later in the year.
Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Salaries and employee benefits	$13,709	$20,259	$30,890	$39,999
Incentive and comission pay	2,334	11,395	9,021	21,183
Other expenses	11,667	25,062	29,209	48,003

Total operating expenses	$27,710	$56,716	$69,120	$109,185

Number of employees at period end (1)			854	2,063

(1)	On a full time equivalent basis

     Operating expenses for the three and six months ended June 30, 2005 totaled $27.7 million and $69.1 million, a 51% and 37% decrease over the same periods in 2004. Salaries and employee benefits including incentive and commission pay declined 35% year to date compared to the same period in 2004. These fluctuations reflect continuing efforts to reduce the size of our mortgage operation since the refinance boom of 2001-2003 to align our costs with the reduced margins we are experiencing.
Mortgage Servicing
     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Portfolio in billions)
Beginning servicing portfolio	$26.2	$29.6
Mortgage loan closings(1)	5.1	11.7
Bulk sales of servicing rights(1)	(4.4)	(4.0)
Flow sales of servicing rights(1)	(3.1)	(4.3)
Run-off(2)	(3.0)	(6.8)

Ending servicing portfolio	$20.8	$26.2

Number of loans (end of period)	159,914	205,463
Average loan size	$129,785	$127,500
Weighted average coupon rate	5.66%	5.75%
Percent Government National Mortgage Association (GNMA) and state housing programs	22	30
Percent conventional and other	78	70
Delinquency ratio	3.9	4.6
Mortgage servicing assets to related servicing portfolio(3)	1.13	1.20

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets, and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.
     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At June 30, 2005, we estimated the fair value of these assets to be $241 million in the aggregate, or $2 million greater than the carrying value on the balance sheet. The difference between carrying value and market value is the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2004, we estimated the fair value of these assets to be $321 million in the aggregate, also $2 million greater than the carrying value on the balance sheet.

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Selected Income Statement Data:
Interest income	$43,135	$29,607	$81,184	$57,992
Interest expense	(16,158)	(8,416)	(29,647)	(16,255)

Net interest income	26,977	21,191	51,537	41,737
Provision for loan and lease losses	(1,575)	(750)	(2,575)	(1,950)
Other income	3,806	5,061	8,187	9,837

Total net revenue	29,208	25,502	57,149	49,624
Operating expense	(19,844)	(15,866)	(38,599)	(30,948)

Income before taxes	9,364	9,636	18,550	18,676
Income taxes	(3,750)	(3,867)	(7,467)	(7,489)

Net income	$5,614	$5,769	$11,083	$11,187

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$3,031,659	$2,622,877
Securities and short-term investments (1)	425,363	327,664
Loans and leases	2,473,621	2,223,474
Allowance for loan and lease losses	(23,651)	(22,230)
Deposits	2,727,654	2,390,839
Shareholder’s equity	134,722	143,580
Year to Date Daily Averages
Assets	$2,856,274	$2,476,835
Securities and short-term investments	441,916	296,716
Loans and leases	2,309,423	2,094,190
Allowance for loan and lease losses	(22,965)	(22,304)
Deposits	2,640,200	2,258,538
Shareholder’s equity	135,435	147,759
Shareholder’s equity to assets	4.74%	5.97%

(1)	Includes $392 million and $293 million of inter-company investments at June 30, 2005 and December 31, 2004, respectively, that are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.

Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.
Net Income
     Commercial banking net income of $5.6 million during the second quarter of 2005 compared to $5.8 million for the same period in 2004. Year-to-date net income totaled $11.1 million in 2005 compared to net income of $11.2 million in 2004. The decrease in 2005 net income is attributable to portfolio growth related expenses.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net interest income	$26,977	$21,191	$51,537	$41,737
Average interest earning assets	2,844,542	2,341,317	2,751,839	2,259,486
Net interest margin	3.80%	3.64%	3.78%	3.71%
     Net interest income was $27 million for the second quarter of 2005, an increase of 27% over second quarter of 2004. Net interest income year to date in 2005 also improved 23% over the same period in 2004. The 2005 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin, the ratio of net interest income divided by average interest earning assets, for the three months ended June 30, 2005 was 3.80%, compared to 3.64% for the same period in 2004. Year-to-date net interest margin for 2005 was 3.78%, compared to 3.71% for 2004. The increase in 2005 margin is due to portfolio growth and improved pricing.
Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $2.6 million during the first half of 2005, compared to a provision of $2.0 million during the same period in 2004. The increased provision relates primarily to portfolio growth. See further discussion in the “Credit Quality” section below.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Trust fees	$475	$477	$1,008	$995
Service charges on deposit accounts	1,009	1,289	2,005	2,749
Insurance commissions, fees and premiums	427	421	960	1,086
Gain from sales of loans	615	845	1,424	1,706
Loan servicing fees	367	339	722	668
Amortization of servicing assets	(308)	(481)	(627)	(882)
(Impairment) Recovery of servicing assets	(311)	727	(97)	588
Brokerage fees	303	419	604	849
Derivative gains	231	—	72	—
Other	998	1,025	2,116	2,078

Total noninterest income	$3,806	$5,061	$8,187	$9,837

     Noninterest income during the three and six months ended June 30, 2005 decreased 25% and 17% over the same periods in 2004, respectively. This decrease was in part due to lower service charges on deposit accounts. The lower charges resulted from higher earnings credits on commercial customer accounts due to increasing interest rates. Also contributing to the decrease in non-interest income was impairment of mortgage servicing, net of hedge gains of $0.1 million in the first half of 2005 compared to net impairment recovery of $0.6 million in the same period for 2004. The commercial banking line of business has a first mortgage servicing portfolio totaling $459 million at June 30, 2005, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at June 30, 2005 to be $4 million.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$12,363	$9,665	$24,310	$18,987
Other expenses	7,481	6,201	14,289	11,961

Total operating expenses	$19,844	$15,866	$38,599	$30,948

Efficiency ratio	64.5%	60.4%	64.6%	60.0%
Number of employees at period end(1)			553	492

(1)	On a full time equivalent basis.
     Operating expenses for the three and six months ended June 30, 2005 totaled $19.8 million and $38.6 million, an increase of 25% over the same periods in 2004, respectively. The increase in operating expenses is primarily due to higher personnel costs related to recent office expansions, the latest of which is a new branch of Irwin Union Bank, F.S.B. in Costa Mesa, California.
Balance Sheet
     Total assets at June 30, 2005 were $3.0 billion compared to $2.4 billion at December 31, 2004. Year to date earning assets as of June 30, 2005 averaged $2.8 billion compared to $2.4 billion for the year 2004. The most significant components of the increase in 2005 were loan growth and inter-company investments that are eliminated in consolidation. These investments are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its loan deployment needs. The funds have been redeployed in earning assets at our other lines of business. Average core deposits for the second quarter of 2005 totaled $2.4 billion, an annualized increase of 22% over average core deposits in the first quarter 2005.
Credit Quality
     Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased at June 30, 2005, compared to December 31, 2004. The decline in nonperforming loans in the first half of 2005 related primarily to one commercial customer whose loan was transferred to other real estate owned. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$18,697	$21,247
Other real estate owned	4,838	1,533

Total nonperforming assets	$23,535	$22,780

Nonperforming assets to total assets	0.78%	0.87%
Allowance for loan losses	$23,651	$22,230
Allowance for loan losses to total loans	0.96%	1.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for loan losses	$1,575	$750	$2,575	$1,950
Net charge-offs	743	787	1,155	1,957
Annualized net charge-offs to average loans	0.13%	0.15%	0.10%	0.19%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$21,193	$26,159	$41,625	$50,853
Recovery (provision) for loan and lease losses	(6,181)	706	(6,551)	(5,193)
Other income	13,839	14,833	36,542	32,490

Total net revenue	28,851	41,698	71,616	78,150
Operating expense	(25,950)	(26,855)	(57,171)	(52,241)

Income before taxes	2,901	14,843	14,445	25,909
Income taxes	(1,171)	(5,945)	(5,795)	(10,378)

Net income	$1,730	$8,898	$8,650	$15,531

Selected Operating Data:
Loan volume:
Lines of credit	$190,448	$134,810	$282,774	$229,636
Loans	309,835	269,012	647,123	481,064
Net home equity charge-offs to average managed portfolio	0.83%	2.17%	0.85%	3.04%
Gain on sale of loans to loans sold	3.47%	1.36%	2.80%	2.75%

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total Assets	$1,413,569	$996,500
Home equity loans and lines of credit (1)	895,033	590,175
Allowance for loan and lease losses	(16,452)	(11,330)
Home equity loans held for sale	322,837	227,740
Residual interests	38,438	51,542
Mortgage servicing assets	44,575	44,000
Short-term borrowings	579,856	359,902
Collateralized debt	603,548	352,625
Shareholder’s equity	125,768	138,372
Selected Operating Data at End of Period
Total managed portfolio balance	$1,434,108	$1,147,137
Delinquency ratio (2)	3.1%	4.8%
Weighted average coupon rate:
Lines of credit	9.47%	9.18%
Loans	10.27	11.87

(1)	Includes $626 million and $361 million of collateralized loans at June 30, 2005 and December 31, 2004, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We market our home equity products (generally using second mortgage liens) through a combination of direct mail, brokers, the Internet, and correspondent channels. We seek creditworthy homeowners who are active credit users.
     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV, or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the six-month period ended June 30, 2005, HLTV home equity loans constituted 33% of our loan originations and 42% of our managed portfolio for this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 72%, or $1.0 billion, of our home equity managed portfolio at June 30, 2005 were originated with early repayment provisions, reflecting such customer choice.
     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In addition to loan sales, we will continue to consider the sale of certain assets such as residual assets and mortgage servicing rights. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks are prohibited from holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90 percent. This limitation also factors into our sale decisions. Our long-term expectations for whole loan sales are in the 60% range. We generally retain the servicing rights for the loans we sell.
Portfolio Mix
     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans using unsecured debt criteria, while adjusting for relative riskiness by LTV level and credit profile through our pricing. We believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business to avoid concentrations that may be subject to local real estate market inflation. The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of June 30, 2005 :

			Weighted
			Average
	Amount	% of Total	Coupon
	(In thousands)
Home equity loans < = 100% CLTV	$376,970	26.29%	7.94%
Home equity lines of credit < = 100% CLTV	407,252	28.40	8.15

Total <= 100% CLTV	784,222	54.69	8.05
Home equity loans > 100% CLTV	430,417	30.01	12.65
Home equity lines of credit > 100% CLTV	162,114	11.30	12.41

Total > 100% CLTV	592,531	41.31	12.59
First mortgages	43,082	3.00	6.89
Other	14,273	1.00	13.83

Total managed portfolio (1)	$1,434,108	100.00%	9.95%

(1)	We define our “Managed portfolio” as the portfolio ($1.4 billion) that we service and on which we carry credit risk. At June 30, 2005, we also serviced another $1.7 billion of loans for which the credit risk is held by others.

     The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of June 30, 2005 and December 31, 2004:

	June 30,	December 31,
State	2005	2004
California	13.4%	15.4%
Florida	7.6	7.4
Michigan	6.7	6.0
Illinois	5.6	4.5
Washington	5.5	6.1
All other states	61.2	60.6

Total	100.0%	100.0%

Total managed portfolio (in thousands)	$1,434,108	$1,147,137
Loan Volume
     The following table shows the geographic composition of our home equity loan originations on a percentage basis for the periods indicated:

	For the Three Months Ended
	June 30,
State	2005	2004
California	17.2%	21.1%
Florida	7.8	7.2
Illinois	7.2	3.6
Michigan	6.8	5.2
Arizona	5.8	4.2
All other states	55.2	58.7

Total	100.0%	100.0%

Total originations	$500,283	$403,822

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended June 30,
Product	2005	2004
	(Funding amount in thousands)
First mortgage loans
Funding Amount	31,546	38,771
Weighted Average Disposable Income	5,604	4,748
Weighted Average FICO score	692	696
Weighted Average Coupon	6.80%	6.33%

Home equity loans up to 100% CLTV
Funding Amount	160,925	75,278
Weighted Average Disposable Income	5,177	5,096
Weighted Average FICO score	725	709
Weighted Average Coupon	7.23%	7.64%

Home equity loans up to 125% CLTV
Funding Amount	117,364	154,962
Weighted Average Disposable Income	4,378	4,188
Weighted Average FICO score	688	682
Weighted Average Coupon	11.76%	11.36%

Home equity lines of credit up to 100% CLTV
Funding Amount	176,981	110,551
Weighted Average Disposable Income	6,233	5,823
Weighted Average FICO score	711	697
Weighted Average Coupon	7.39%	6.03%

Home equity lines of credit up to 125% CLTV
Funding Amount	13,467	24,259
Weighted Average Disposable Income	4,570	4,321
Weighted Average FICO score	700	700
Weighted Average Coupon	11.49%	10.00%

All Products
Funding Amount	500,283	403,822
Weighted Average Disposable Income	5,181	4,843
Weighted Average FICO score	709	694
Weighted Average Coupon	8.44%	8.64%
Net Income
     Our home equity lending business recorded net income of $1.7 million during the three months ended June 30, 2005, compared to net income for the same period in 2004 of $8.9 million. Year to date income of $8.7 million was recorded through June 30, 2005, compared to net income of $15.5 million during the same period a year earlier. The 2005 decline in net income was primarily attributable to lower net interest margin from the origination of higher credit quality loans as well as lower gains on sales of loans and an associated increase in loss provision. The lower level of loan sales reflects our interest in growing our home equity portfolio. We believe the portfolio growth of the second quarter will provide immediate benefit to this segment as a more stable and predictable earnings stream.

Net Revenue
     Net revenue for the three and six months ended June 30, 2005 totaled $29 million and $72 million, respectively, compared to net revenue for the same periods in 2004 of $42 million and $78 million. The decrease in revenues is primarily a result of higher provision for loan losses as the home equity segment increases its loan portfolio. Also, higher servicing asset amortization reduced net revenues in 2005 compared to 2004 as a result of the growth in the servicing portfolio. In addition, net interest income declined in 2005 due to shrinking net interest margins.
     During the second quarter of 2005, our home equity lending business produced $500 million of home equity loans, compared to $404 million during the same period in 2004. Our home equity lending business had $1.2 billion of net loans and loans held for sale at June 30, 2005, compared to $0.8 billion at December 31, 2004. Included in the loan balance at June 30, 2005 were $0.6 billion of loans pledged as collateral for secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net interest income	$21,193	$26,159	$41,625	$50,853
Recovery of (provision for) loan losses	(6,181)	706	(6,551)	(5,193)
Gain on sales of loans	3,861	3,035	12,129	11,725
Loan servicing fees	9,525	7,385	18,036	13,486
Amortization of servicing assets	(7,800)	(4,976)	(13,590)	(8,952)
Recovery (impairment) of servicing assets	667	(96)	364	843
Trading gains	2,316	6,688	2,796	11,329
Derivative gains	4,442	2,414	15,522	3,625
Other income	828	383	1,285	434

Total net revenue	$28,851	$41,698	$71,616	$78,150

     Net interest income decreased to $21 million for the three months ended June 30, 2005, compared to $26 million for the same period in 2004. Year-to-date net interest income for 2005 was $42 million, compared to $51 million for 2004. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. Accretion totaled $2 million and $4 million during the three and six months ended June 30, 2005, versus $3 million and $7 million for the same periods in 2004. The reduced accretion relates to the 48% reduction in our residual interests at June 30, 2005 compared to the prior year. The decrease in the non-accretion net interest income from $44 million in the first half of 2004 to $37 million in the first half of 2005 is primarily due to shrinking net interest margins.
     Provision for loan losses increased to $7 million the first half of 2005, compared to $5 million during the same period in 2004. The increased provision relates to the buildup of the home equity on-balance sheet loan portfolio.
     Gains on sales of loans for the three months ended June 30, 2005 totaled $4 million, compared to $3 million during the same period in 2004. Gains on sales of loans for the six months ended June 30, 2005 totaled $12 million, relatively unchanged from the same period in 2004. The increase in gains in the second quarter of 2005 relates to a shift in whole loan sales product mix. We completed whole loan sales during the second quarter of 2005 of $111 million resulting in a gain on sale of loans of $4 million, compared to $3 million in gain on the sale of $224 million of loans during the same period in 2004. The gain on sales of loans relative to the principal balance of loans sold increased during 2005 compared to 2004 due to product mix and related loan yields.
     We do not record a residual interest as a result of whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF), a derivative instrument, that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” Our policy requires discounting these derivatives at rates between 20% and 40%, depending on a variety of factors, including volatility of anticipated cash flows, credit quality, loan-to-value ratio, and anticipated prepayment speeds. At June 30, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. Included in “derivative gains or losses” during the first half of 2005 was $15 million related to these ISFs. The valuation is based upon actual and projected performance of the underlying pools of loans and represents the discounted projected value of future cash flow.

     Loan servicing fees totaled $10 million during the second quarter of 2005, compared to $7 million during the same period in 2004. Year to date, loan servicing fees totaled $18 million, compared to $13 million during the same period in 2004. The increase in loan servicing fees in 2005 relates to higher prepayment penalty income and increased servicing income on our servicing portfolio. The servicing portfolio underlying the mortgage servicing asset increased to $2.4 billion at June 30, 2005 from $1.6 billion at June 30, 2004.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At June 30, 2005, net servicing assets totaled $45 million, compared to a balance of $44 million at December 31, 2004. Servicing asset amortization net of impairment recovery totaled $13 million during the first half of 2005, compared to $8 million for the six months ended June 30, 2004. Increased amortization resulted from the growth in the servicing portfolio underlying the mortgage servicing asset.
     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $2 million in the second quarter of 2005, compared to gains of $7 million for the same period in 2004. Year-to-date trading gains totaled $3 million for 2005, compared to gains of $11 million for the same period in 2004. The $38 million valuation at June 30, 2005 reflects $42 million of anticipated undiscounted cash flows of which $35 million represents existing securitization overcollateralization and reserve funds, and the remaining $7 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our earnings. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$15,514	$17,865	$36,583	$33,991
Other	10,436	8,990	20,588	18,250

Total operating expenses	$25,950	$26,855	$57,171	$52,241

Number of employees at period end (1)			662	620

(1)	On a full time equivalent basis .
     Operating expenses were $26 million and $57 million for the three and six months ended June 30, 2005, compared to $27 million and $52 million for the same periods in 2004. Operating expenses during the first half of 2005 and 2004 included $4 million and $6 million of compensation expense related to long term compensation plans at the home equity lending line of business. During the first quarter of 2005, we completed our repurchase of the minority ownership interests in this line of business and as such, the segment is now a wholly-owned subsidiary of the Corporation and its subsidiary Bank.
Home Equity Servicing
     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. Generally accepted accounting principles require us to book a servicing asset under both “SFAS 140” and the “secured financing” structures. The total servicing portfolio was $3.1 billion at June 30, 2005 and $2.8 billion at December 31, 2004. For whole loans sold with servicing retained totaling $1.4 billion at both June 30, 2005 and December 31, 2004, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at June 30, 2005 was $45 million, up from $44 million at December 31, 2004 reflecting additional secondary market sales and financings, net of amortization and run-off.

     Our secured financings and securitizations have triggers that, when exceeded, provide trustees and/or bond insurers with the ability, but not the obligation, of removing us as servicer. Trigger levels are typically in the form of cumulative or periodic losses and/or delinquencies for a pool of loans over a stated period of time. At June 30, 2005, we serviced $22 million in loans for which certain triggers had been exceeded. The mortgage servicing rights related to these loans totaled $1.2 million at June 30, 2005. Based on our evaluation of industry practice by trustees and bond insurers and our estimation of the steps the independent trustees would take, we believe it is unlikely that the trustees will remove servicing from us given current performance of our securitizations. As a result, we have not provided for an allowance for this contingency.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.2 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.2 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “owned residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months. In both cases, we retain credit and interest rate risk.
     In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $1.3 billion of loans at June 30, 2005 and $1.0 billion of loans at December 31, 2004 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold effects the valuation of the incentive servicing fee, we do not have direct credit risk in these pools. The following table sets forth certain information for each of these portfolios.

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,434,108	$1,147,137
30 days past due	3.14%	4.76%
90 days past due	1.15	1.60
Annualized QTD Net Chargeoff Rate	0.83	1.85

Unsold Loans
Total Loans (1)	$1,208,436	$814,595
30 days past due	1.70%	1.93%
90 days past due	0.75	0.78
Annualized QTD Net Chargeoff Rate	0.43	0.79
Loan Loss Reserve	$16,452	$11,330

Owned Residual
Total Loans	$225,672	$332,542
30 days past due	10.83%	11.71%
90 days past due	3.31	3.61
Annualized QTD Net Chargeoff Rate	2.46	4.48
Residual Undiscounted Losses	$4,580	$11,323

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$1,297,016	$1,023,585
30 days past due	2.40%	3.11%
90 days past due	0.88	1.10

(1)	Excludes deferred fees and costs.
     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions.

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,928	$6,881	$15,541	$13,635
Provision for loan and lease losses	(1,211)	(2,034)	(3,321)	(3,187)
Noninterest income	1,351	2,622	3,259	3,070

Total net revenue	8,068	7,469	15,479	13,518
Operating expense	(5,646)	(5,065)	(11,832)	(9,263)

Income before taxes	2,422	2,404	3,647	4,255
Income taxes	(993)	(1,087)	(1,522)	(3,231)

Net income	$1,429	$1,317	$2,125	$1,024

Selected Operating Data:
Net charge-offs	$1,448	$1,051	$2,816	$2,345
Net interest margin	4.77%	5.62%	4.81%	5.68%
Total funding of loans and leases	$110,273	$88,586	$193,635	$160,238
Loans sold	2,028	15,939	14,428	23,634

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$711,355	$636,604
Loans and leases	693,900	625,140
Allowance for loan and lease losses	(9,885)	(9,624)
Shareholders’ equity	57,540	55,993
Overview
     We established this line of business in 1999. In this segment, we provide small ticket, full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service and casual dining restaurant sector) in the United States.
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
Net Income
     During the three months ended June 30, 2005, the commercial finance line of business recorded net income of $1.4 million, compared to $1.3 million for the same period in the prior year. Year to date, the commercial finance line of business earned $2.1 million compared to $1.0 million for the same period in the prior year. The 2005 improvement in net income is attributable primarily to a lower effective tax rate. Net income in 2004 was negatively affected by a one-time income tax charge of $1.7 million.

Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net interest income	$7,928	$6,881	$15,541	$13,635
Average interest earning assets	667,300	492,259	651,735	482,571
Net interest margin	4.77%	5.62%	4.81%	5.68%
     Net interest income was $8 million for the quarter ended June 30, 2005, an increase of 15% over 2004. Year to date net interest income was $16 million, compared to $14 million in 2004. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $694 million at June 30, 2005, an increase of 11% over year-end 2004 and an increase of 36% over June 30, 2004. This line of business originated $110 million and $194 million in loans and leases during the second quarter and year-to-date 2005, compared to $89 million and $160 million during the same periods of 2004.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the second quarter of 2005 was 4.77%, compared to 5.62% in 2004 for the same period. The decrease in 2005 margin is due primarily to changes in product mix and changes in yields.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $3.3 million during the first six months in 2005 compared to $3.2 million for the same period in 2004. The increased provisioning levels relate primarily to year-over-year growth in the commercial finance portfolio. However, during the second quarter of 2005, our provision in this segment totaled $1.2 million, down from the $2.1 million in the first quarter, reflecting improved credit quality, particularly reflected in lower delinquency rates in our domestic lease portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Gain from sales of loans	$104	$792	$783	$1,179
Derivative gains (losses), net	(159)	597	(306)	(349)
Other	1,406	1,233	2,782	2,240

Total noninterest income	$1,351	$2,622	$3,259	$3,070

     Noninterest income during the three months ended June 30, 2005 decreased 48% over the same period in 2004. Year to date, noninterest income was $3 million, relatively unchanged from same period of 2004. The majority of the decrease in the second quarter of 2005 relates to reduced loan sales compared to the same period in 2004.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$4,409	$3,477	$8,357	$6,839
Other	1,237	1,588	3,475	2,424

Total operating expenses	$5,646	$5,065	$11,832	$9,263

Number of employees at period end (1)			180	146

(1)	On a full time equivalent basis.
     Operating expenses during the second quarter and first half of 2005 totaled $5.6 million and $11.8 million, respectively, an increase of 11% and 28% over the same periods in 2004. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation cost related to the achievement of profitability. The increase in year-to-date other operating expenses is partly attributable to the resolution of a contract dispute involving our franchise channel during the first quarter of 2005.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at June 30, 2005 of $3.6 million, compared to $3.9 million as of December 31, 2004. Net charge-offs recorded by this line of business totaled $1.4 million for the second quarter of 2005, compared to $1.1 million for the second quarter of 2004. Net charge-offs year to date were $2.8 million, up from the $2.3 million net charge-offs recorded in the first half of 2004. Our allowance for loan and lease losses at June 30, 2005 totaled $9.9 million, representing 1.42% of loans and leases, compared to a balance at December 31, 2004 of $9.6 million, representing 1.54% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans and leases	$3,572	$3,936
Allowance for loan and lease losses	9,885	9,624
Allowance for loan and lease losses to total loans and leases	1.42%	1.54%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for loan and lease losses	$1,211	$2,034	$3,321	$3,187
Net charge-offs	1,448	1,051	2,816	2,345
Annualized net charge-offs to average loans and leases	0.88%	0.87%	0.88%	0.99%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Domestic franchise loans	$277,198	$243,859
Weighted average yield	8.55%	8.11%
Delinquency ratio	0.22	0.35
Domestic leases	$170,257	$149,999
Weighted average yield	8.54%	8.95%
Delinquency ratio	0.94	1.09
Canadian leases (1)	$246,445	$231,282
Weighted average yield	9.08%	9.77%
Delinquency ratio	0.61	0.82

(1)	In U.S. dollars.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $0.8 million and $0.6 million for the three and six months ended June 30, 2005, compared to a loss of $3.6 million and $4.7 million during the same periods in 2004. The losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2005, we allocated $8.8 million of these expenses to our subsidiaries, compared to $6.6 million during the first half of 2004. Other results include oversight expenses for and mark-to-market adjustments to our $3.6 million (carrying value) private equity portfolio. We recorded a write-up of $0.6 million in the value of this portfolio in the second quarter of 2005, compared with a write-down of $0.4 million in the year earlier period.
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
     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the collateral value of the loan implies a value that is lower than carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic rate migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.
     Net charge-offs for the three months ended June 30, 2005 were $3 million, or 0.4% of average loans, compared to $5 million, or 0.6% of average loans during the same period in 2004. Year-to-date net charge-offs were $5 million, compared to $13 million during the same period in 2004. The decrease in charge-offs is a result of improvements in credit quality associated with tighter underwriting guidelines in our home equity business and an improving economy. At June 30, 2005, the allowance for loan and lease losses was 1.3% of outstanding loans and leases, unchanged from 1.3% at December 31, 2004.
     Total nonperforming loans and leases at June 30, 2005, were $33 million, compared to $34 million at December 31, 2004. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2005 were 0.8%, compared to 1.0% at December 31, 2004. Other real estate we owned totaled $13 million at June 30, 2005, up from $9 million at December 31, 2004. Total nonperforming assets at June 30, 2005 were $47 million, or 0.8% of total assets compared to nonperforming assets at December 31, 2004, of $45 million, or 0.9% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$1	$—
Real estate mortgages	—	219
Consumer loans	77	426
Commercial financing:
Franchise financing	—	—
Domestic leasing	—	—
Canadian leasing	178	12

	256	657

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	17,391	20,394
Real estate mortgages	10,745	8,590
Consumer loans	1,228	128
Commercial financing:
Franchise financing	862	1,193
Domestic leasing	1,063	1,029
Canadian leasing	1,468	1,702

	32,757	33,036

Total nonperforming loans and leases	33,013	33,693

Nonperforming Loans held for Sale not guaranteed	885	2,066
Other real estate owned	12,877	9,427

Total nonperforming assets	$46,775	$45,186

Nonperforming loans and leases to total loans and leases	0.8%	1.0%

Nonperforming assets to total assets	0.8%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at June 30, 2005 and December 31, 2004 were held at our lines of business as follows:

		June 30,	December 31,
		2005	2004
		(In millions)
•	Mortgage banking	$5.9	$8.5
•	Commercial banking	23.6	22.8
•	Home equity lending	13.8	10.0
•	Commercial finance	3.6	3.9
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2005, the ratio of loans and loans held for sale to total deposits was

133%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.7 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.8 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loans to deposit ratio at June 30, 2005 was 92%.
     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization.
     Since 2002, home equity loan securitizations have been retained on-balance sheet. As a result, both the securitized assets and the funding from the securitization are now reflected on the balance sheet. From a liquidity perspective, the securitizations provide matched-term funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” typically is optional at our discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments.
     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits include deposits less jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.4 billion at June 30, 2005, compared to $2.2 billion at December 31, 2004.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2005, these deposit types totaled $2.1 billion, an increase of $0.2 billion from December 31, 2004. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis, we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.3 billion at June 30, 2005, no change from December 31, 2004. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.3 billion at June 30, 2005, both figures unchanged from December 31, 2004.
     Escrow account deposits are related to the servicing of our first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At June 30, 2005 these escrow balances totaled $0.7 billion, unchanged from December 31, 2004.
     Short-term borrowings consist of borrowings from several sources. One of our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2005, FHLBI borrowings outstanding totaled $0.1 billion, no change from December 31, 2004. We had sufficient collateral pledged to FHLBI at June 30, 2005 to borrow an additional $0.7 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At June 30, 2005, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $129 million outstanding out of $215 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $50 million committed borrowing facility

•	Warehouse lines of credit to fund Canadian sourced small ticket leases: $186 million outstanding on $279 million of borrowing facilities
     We have three lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, net income, consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, tier 1 leverage ratio, and risk-based capital ratio. Due to our low level of net income in the first half of 2005, we requested and obtained waivers with respect to these covenants. As a result of these waivers, we are in compliance with all applicable covenants as of June 30, 2005.
     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At June 30, 2005, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:
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
     An asset/liability management committee (ALMC) at each of our lines of business that has interest rate risk, monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. Our corporate-level ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented at each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, fee income and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.
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
     Our mortgage, commercial banking and home equity lending lines of business also are exposed to the risk that interest rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of servicing assets and residual interests. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights, match-funded asset-backed securities sales and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:
•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation;

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change; and

•	volatility: the level of volatility in market interest rates and the related impact on our asset values and derivatives instrument values.
     When considering hedging strategies for first mortgage MSRs, we attempt to optimize the following mix of competing goals:
1.	Provide adequate hedge coverage for falling rates;

2.	minimize premium costs to establish hedge positions;

3.	provide a moderate amount of net impairment recapture if interest rates rise;

4.	when near or above the MSR LOCOM cap, maintain an acceptable range over which interest rates may rise without causing hedge losses to significantly exceed accounting gains.
     Pursuit of the last goal may result in the economic value of MSR increasing without offsetting hedge losses. However, in order to capture this economic value in earnings, MSR sales must occur.
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
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2005. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2005, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of June 30, 2005, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/–2%” and “+/–1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.

	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$4,354,356	$4,312,830	$4,267,961	$4,222,251	$4,176,690
Loans held for sale	1,059,297	1,053,599	1,046,681	1,037,447	1,026,909
Mortgage servicing rights	158,031	191,063	290,369	406,235	460,522
Residual interests	46,367	45,431	44,122	43,023	41,630
Interest sensitive financial derivatives	147,361	68,930	7,775	(44,195)	(74,585)

Total interest sensitive assets	$5,765,412	$5,671,853	$5,656,908	$5,664,761	$5,631,166

Interest Sensitive Liabilities
Deposits	$(3,793,907)	$(3,765,146)	$(3,743,177)	$(3,723,286)	$(3,705,450)
Short-term borrowings (1)	(563,437)	(563,031)	(562,628)	(562,227)	(561,830)
Long-term debt	(885,833)	(876,065)	(863,731)	(848,194)	(832,489)

Total interest sensitive liabilities	$(5,243,177)	$(5,204,242)	$(5,169,536)	$(5,133,707)	$(5,099,769)
Net market value as of June 30, 2005	$522,235	$467,611	$487,372	$531,054	$531,397

Potential change	$34,863	$(19,761)	$—	$43,682	$44,025

Net market value as of March 31, 2005	$378,963	$433,991	$550,252	$550,317	$451,240

Potential change	$(171,289)	$(116,261)	$—	$65	$(99,012)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document
GAAP-Based Value Change Method

	Present Value at June 30, 2005
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	$1,047,446	$1,047,446	$1,047,446	$1,038,212	$1,027,674
Mortgage servicing rights	$156,590	$189,357	$287,390	$339,160	$349,835
Residual interests	$46,367	$45,431	$44,122	$43,023	$41,630
Interest sensitive financial derivatives	$147,361	$68,930	$7,775	$(44,195)	$(74,585)

Total interest sensitive assets	$1,397,764	$1,351,164	$1,386,733	$1,376,200	$1,344,554

Interest Sensitive Liabilities
Deposits (1)	$—	$—	$—	$—	$—
Short-term borrowings (1)	$—	$—	$—	$—	$—
Long-term debt (1)	$—	$—	$—	$—	$—

Total interest sensitive liabilities (1)	$—	$—	$—	$—	$—
Net market value as of June 30, 2005	$1,397,764	$1,351,164	$1,386,733	$1,376,200	$1,344,554

Potential change	$11,031	$(35,569)	$—	$(10,533)	$(42,179)

Net market value as of March 31, 2005	$1,321,354	$1,389,204	$1,497,556	$1,401,145	$1,259,555

Potential change	$(176,202)	$(108,352)	$—	$(96,411)	$(238,001)

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
     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer, who in turn reports to the Audit and Risk Management Committee of our Board of Directors and who chairs our Enterprise-Wide Risk Management Committee. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our Chief Risk Officer. We have developed risk and control summaries (risk summaries) for our key business processes. Line of business and corporate-level managers use the risk summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and FDICIA.
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
     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to, minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2005 and December 31, 2004, respectively, were $756 million and $720 million. We had $21 million and $25 million in irrevocable standby letters of credit outstanding at June 30, 2005 and December 31, 2004, respectively.
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

     We entered into an interest rate swap that has a notional amount (which does not represent the amount at risk) of $25 million as of June 30, 2005. Under the terms of the swap agreement, we receive a fixed rate of interest and pay a floating rate of interest based upon one-month LIBOR. We recognized a loss of $22 thousand included in “derivative gains or losses” for the year-to-date period ending June 30, 2005 related to this swap. By receiving a fixed rate of interest and paying a floating rate on the swap, we are “converting” the economics of a $25 million fixed rate-funding source into a floating rate funding source. Additionally, we entered into interest rate swaps that met the criteria for the application of SFAS 133 fair value hedge treatment accounting. These swaps have a notional amount (which does not represent the amount of risk) of $145 million to hedge a fixed rate certificate of deposits. We recognized a loss of $0.1 million included in “interest expense” year to date ending June 30, 2005 related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation) that are denominated in Canadian dollars. We had a notional amount of $46 million in forward contracts outstanding as of June 30, 2005. So far in 2005 we recognized gains on these contracts of $0.2 million. These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction loss on the intercompany loans was $0.2 million year to date ending June 30, 2005.
     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.5 billion at June 30, 2005. The closed mortgage loans hedged by forward contracts qualify for “fair value” hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at June 30, 2005 was $4.2 million and the hedge ineffectiveness year to date in 2005 resulted in a loss of $1.3 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”
     We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. Year to date, a net increase in fair value of these derivatives totaling $4.1 million was recorded in “Gain from sale of loans.” At June 30, 2005, we had a notional amount of rate lock commitments outstanding totaling $1.5 billion with a fair value of $3.6 million. Notional amounts do not represent the amount of risk.
     Our commercial finance line of business delivered fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.
•	In two instances, this funding mismatch is partially mitigated by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of June 30, 2005, the notional value and 2005 loss on the interest rate caps were $16 million and $4 thousand, respectively. As of June 30, 2005, the total notional amount and year-to-date loss on the Eurodollar futures were $45 million and $9 thousand, respectively.

•	We deliver fixed rate leases into a second commercial paper conduit. Although the leases and funding were in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of June 30, 2005, the commercial paper conduit was providing $118 million of variable rate funding. In total, our interest rate swaps were effectively converting $108 million of this funding to a fixed interest rate. The year-to-date losses on these swaps at June 30, 2005 were $0.3 million.
     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. We enter into Eurodollar futures contracts to manage such mismatches. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $276 million (which does not represent the amount at risk). As of June 30, 2005, the fair value and year-to-date gain recorded on these contracts were $0.4 million and $0.3 million, respectively.
     During the second quarter of 2005, we entered into a $120 million amortizing interest rate swap in which we pay a fixed rate of interest and receive floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which approximately $125 million floating rate notes are funding fixed rate loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value reported as a component of equity and amortized through interest expense during the matching periods.
     In connection with certain of our whole loan servicing retained second mortgage sales we have the opportunity to earn an additional incentive servicing fee (ISF) in the future. The whole loan sales have been to firms, (the buyers) who securitize the loans and contract with us to service the loans. We recognize a mortgage servicing asset for these servicing contracts. As a part of the buyers’ securitizations, the buyers issue a separate Incentive Servicing Agreement to us as Master Servicer. Once a pre-established return for the certificate holders has been met, the ISF provides cash payments to us in the event certain structure-specific loan credit and servicing performance metrics are met. These ISF contracts are treated as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and classified in “other assets.” Our policy requires discounting these derivatives (currently at rates between 20% and 40%), depending on a variety of factors, including volatility of anticipated cash flow, credit quality, loan-to-value ratio, and anticipated prepayment speeds. At June 30, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. Included in “Derivative gains or losses” in the first half of 2005 was a $15 million gain related to these ISFs. The ISF valuation is based upon actual and projected performance of the underlying pools of loans and represents the discounted projected value of future cash flow.
     We manage the interest rate risk associated with our mortgage servicing rights at our mortgage banking and commercial banking lines of business through the use of swaptions and Eurodollar futures contracts. Both the options and futures contracts are marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At June 30, 2005, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $6 billion. As of June 30, 2005, we recorded year-to-date losses on swaptions, including premiums paid, totaling $24 million. We held no Eurodollar futures contracts at June 30, 2005, but we recorded losses of $44 thousand on contracts held during the year. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.
     At June 30, 2005, we had approximately $1.3 million of mortgage servicing rights at risk to each one basis point change in interest rates. This amount decreases to approximately $1.2 million as interest rates decline by approximately 35 basis points from current rates at the end of the quarter and declines thereafter as rates fall to approximately $1 million over the next 25 basis points. As interest rates rise, our exposure declines to approximately $0.4 million within approximately 20 basis from then current rates at the end of June. Reflecting the $6 billion (notional) swaption positions we had as of June 30, 2005, we had constructed a corridor of relative rate neutrality for the net position of derivatives and mortgage servicing assets (MSRs) in a range of 30 basis points down and 25 up from June 30 spot rates. To create this corridor, we structured derivative coverage which will limit our GAAP impairment recovery should rates rise as compared to the June 30, 2005, levels. Interest rates have in fact risen from the end of June to the time of this filing. Therefore, our declining rate protection, absent material basis risk, now extends for over 50 points from current spot rates. However, as rates have risen in the third quarter of 2005, the economic value of the MSR has, for most GAAP-based risk stratum, exceeded the amortized cost basis of the asset. As noted above, in order to record meaningful revenues due to this increase in economic value, we will need to sell servicing as our ability to recognize increased value is capped under GAAP to the lower of cost or market. In addition, it should be noted that the foregoing is a description of our net MSR/derivative profile at the time of this filing and is not necessarily predictive of conditions at the end of the third quarter 2005.
     Finally, while basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. It is generally not possible for us to eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

     The following table illustrates the changes in net impairment and hedge gain/losses by quarter for the mortgage lending line of business:

		Ending	Change in
		GNMA	GNMA	(Impairment)		Net
		Rate	Rate (in bps)	recovery	Hedge	Impairment
				(Dollars in millions)
Q1 02		6.66%	21	$10.7	$(8.1)	$2.6
Q2 02		6.08%	(58)	(48.0)	45.4	(2.6)
Q3 02		5.15%	(93)	(86.8)	81.2	(5.6)
Q4 02		5.02%	(13)	(19.4)	7.1	(12.3)

	Total 2002		(143)			$(17.9)

Q1 03		4.97%	(5)	$(2.0)	$0.3	$(1.7)
Q2 03		4.51%	(46)	(40.7)	28.9	(11.8)
Q3 03		4.99%	48	41.8	(27.6)	14.2
Q4 03		5.24%	25	46.2	(22.9)	23.3

	Total 2003		22			$24.0

Q1 04		4.90%	(34)	$(48.2)	$58.4	$10.2
Q2 04		5.54%	64	71.3	(57.8)	13.5
Q3 04		5.16%	(38)	(17.7)	22.6	4.9
Q4 04		5.05%	(11)	(9.7)	(4.2)	(13.9)

	Total 2004		(19)			$14.7

Q1 05		5.33%	28	32.5	(47.4)	$(14.9)
Q2 05		4.82%	(51)	(50.6)	23.7	(26.9)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 54 through 57.
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
     As of June 30, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)). Based on that evaluation, and subject to the possibility of deficiencies in effectiveness of our disclosure controls and procedures that may be discovered in our ongoing investigation of the circumstances and operation of relevant controls of the fraud described below, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2005, to provide that the material information relating to the Corporation would be made known to them by others within the Corporation in a timely manner sufficient for filing or furnishing reports to the SEC.
     There has been no change in the Corporation’s “internal control over financial reporting,” (as defined in the Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f)) that occurred during the Corporation’s fiscal quarter ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the Corporation’s internal control over financial reporting.

     Toward the end of the second quarter we discovered what we believe is a fraud perpetrated by an employee at one of our subsidiaries. We have identified a potential loss of approximately $300,000 as a result of the incident and terminated the employee. We have reserved the full amount for this potential loss. Because the suspected fraud was discovered late in the quarter and we are still conducting a review of the circumstances, we have not yet reached a conclusion as to whether changes in our internal control over financial reporting are necessary in connection with this matter and, if so, whether any changes, if made, would materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the period ended March 31, 2005, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 10, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     United States ex rel. Paranich v. Sorgnard et al. (action filed in January 2001 in the United States District Court for the Middle District of Pennsylvania alleging that a manufacturer/importer of certain medical devices made misrepresentations to health care professionals and to government officials to improperly obtain Medicare reimbursement for treatments using the devices, and that Irwin aided in making the alleged misrepresentations through the financing activities of Affiliated Capital Corp., our indirect subsidiary).
     Developments: The Court of Appeals’ dismissal of the plaintiff’s case against Irwin is final. The period during which the plaintiff could have petitioned the United States Supreme Court for a writ of certiorari expired on April 28, 2005, and no petition was filed.
     Cohens v. Inland Mortgage Corporation (lawsuit filed against Irwin Mortgage Corporation, our indirect subsidiary, and others in October 2003 in the Supreme Court of New York, County of Kings for plaintiffs’ alleged injuries from lead contamination while living in premises allegedly owned by defendants).
     Developments: On June 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint.
     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (“Community”) (lawsuits, including those seeking class action status, alleging various violations under the Truth-in-Lending Act, the Home Ownership and Equity Protection Act, the Real Estate Settlement Procedures Act, the Racketeer Influenced and Corrupt Organizations Act, other state law violations, and/or conversion in connection with loans Irwin Union Bank and Trust Company, our subsidiary, purchased from Community).
     Developments: On April 28, 2005, the Judicial Panel On Multidistrict Litigation granted Irwin’s motion to transfer Hobson v. Irwin Union Bank and Trust Company and two individual lawsuits (Chatfield v. Irwin Union Bank and Trust Company and Ransom v. Irwin Union Bank and Trust Company) to the United States District Court for the Western District of Pennsylvania for coordination or consolidation with Kossler v. Community Bank of Northern Virginia. Kossler is an action seeking class certification originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania and amended to add Irwin Union Bank and Trust as a defendant in December 2004. Hobson, Chatfield, Ransom and Kossler have been consolidated in the Western District of Pennsylvania for all pretrial proceedings. On June 23, 2005, Irwin filed a motion to dismiss the Kossler action.
     Litigation Related to NorVergence, Inc. (complaints, lawsuits and investigations in various jurisdictions in connection with the failure of NorVergence, Inc., a telecommunications company that assigned its leases to Irwin Business Finance, our indirect subsidiary, and other lenders; the actions against the lenders, including Irwin Business Finance, seek to void the lease contracts and stop collection efforts).
     Developments: Irwin Business Finance is pursuing discussions with all states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Irwin has reached agreements in principle with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Irwin to lease payments through January 31, 2005. Irwin is in continuing negotiations with a multi-state group of attorneys general, which appears to be progressing towards an agreement that would require NorVergence lessees in their states to pay all amounts due through July 15, 2004, with the lenders, including Irwin, entitled to 15% of the then-outstanding balance.
On April 29, 2005, acting on defendants’ motion to dismiss, the judge in the lawsuit commenced by the Attorney General of Florida dismissed the action in its entirety. The Attorney General of Florida appealed the order of dismissal. Irwin Business Finance has now been dismissed from the appeal as a result of its settlement with the state of Florida.
Plaintiffs in the Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al. lawsuit voluntarily dismissed the action in June of 2005 after Irwin Business Finance had filed its motion to dismiss the complaint.

On June 16, 2005, the judge in the Exquisite Caterers lawsuit denied Plaintiffs’ alternative motions for certification of either a nationwide class or a class of New Jersey residents only.
Irwin Business Finance has fully responded to the April 5, 2005 informal request for information and documents from the Federal Trade Commission.
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
Item 4. Submission of Matters to a Vote of Security Holders.
     (a) We held our Annual Meeting of Shareholders on April 7, 2005.
     (b) The following Director Nominees were elected to serve on the Board until the 2008 Annual Meeting, by the votes set forth below:

Nominee	For	Withheld

R. David Hoover	25,136,002	1,034,966

William I. Miller	25,148,015	1,022,953

Theodore M. Solso	20,376,194	5,794,774
     (c) In addition to the election of directors, the shareholders voted on and approved the following proposals:

MATTER	FOR	AGAINST	ABSTAIN
Proposal to amend the Restated Articles of Incorporation regarding the indemnification of directors, officers and employees, by moving the current indemnification provisions of the Restated Articles to the By-laws and replacing the indemnification provisions in the Restated Articles with a general provision authorizing indemnification to the fullest extent of the law.	20,361,677	5,560,728	246,612

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, dated May 4, 2005.

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.).

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.

10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.9	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

Exhibit
Number	Description of Exhibit
10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.15	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.19	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.20	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.22	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.23	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.25	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.26	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.27	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.29	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.30	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

DATE: July 29, 2005	BY:	/s/ Gregory F. Ehlinger

GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	BY:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)