Form 10-Q
period 2005-09-30
IRWIN FINANCIAL CORP
filed 2005-11-09
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of November 4, 2005, there were 28,609,806 outstanding common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3	Quantitative and Qualitative Disclosures About Market Risk	62
Item 4	Controls and Procedures	62
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	63

Item 6	Exhibits	65
	Signatures
2001 Stock Plan Form of Stock Option Agreement
2001 Stock Plan Form of Restricted Stock Agreement
Amended and Restated 2001 Stock Plan
2001 Stock Plan Form of Stock Option Agreement
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Financial Officer

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,

	2005	2004
	(Dollars in thousands)
		(Restated)
Assets:
Cash and cash equivalents	$147,346	$97,101
Interest-bearing deposits with financial institutions	89,117	58,936
Residual interests	29,883	56,101
Investment securities- held-to-maturity (Fair value: $4,630 at September 30, 2005 and $4,952 at December 31, 2004)	4,630	4,942
Investment securities- available-for-sale	102,144	103,280
Loans held for sale	1,565,460	890,711
Loans and leases, net of unearned income — Note 3	4,025,815	3,450,440
Less: Allowance for loan and lease losses — Note 4	(53,896)	(44,443)

	3,971,919	3,405,997
Servicing assets — Note 5	302,373	367,032
Accounts receivable	129,811	122,131
Accrued interest receivable	21,487	15,428
Premises and equipment	31,142	30,240
Other assets	102,294	83,921

Total assets	$6,497,606	$5,235,820

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$930,256	$975,925
Interest-bearing	2,254,774	1,774,727
Certificates of deposit over $100,000	945,260	644,611

	4,130,290	3,395,263
Short-term borrowings — Note 6	548,344	237,277
Collateralized debt — Note 7	746,841	547,477
Other long-term debt	270,163	270,172
Other liabilities	293,589	284,445

Total liabilities	5,989,227	4,734,634

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of September 30, 2005 and December 31, 2004, including 1,012,054 and 1,159,684, shares in treasury as of September 30, 2005 and December 31, 2004, respectively	112,000	112,000
Additional paid-in capital	—	383
Deferred compensation	(827)	(660)
Accumulated other comprehensive income, net of deferred income tax liability of $137 at September 30, 2005 and tax benefit of $129 as of December 31, 2004	3,505	2,454
Retained earnings	415,280	412,028

	529,958	526,205
Less treasury stock, at cost	(21,579)	(25,019)

Total shareholders’ equity	508,379	501,186

Total liabilities and shareholders’ equity	$6,497,606	$5,235,820

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,
	2005	2004
	(Dollars in thousands, except per share)
Interest income:		(Restated)
Loans and leases	$85,862	$62,088
Loans held for sale	25,951	23,112
Residual interests	1,491	3,350
Investment securities	1,961	1,371
Federal funds sold	57	44

Total interest income	115,322	89,965

Interest expense:
Deposits	21,780	11,984
Short-term borrowings	7,031	2,796
Collateralized debt	8,549	3,782
Other long-term debt	8,447	5,743

Total interest expense	45,807	24,305

Net interest income	69,515	65,660
Provision for loan and lease losses — Note 4	5,772	1,898

Net interest income after provision for loan and lease losses	63,743	63,762
Other income:
Loan servicing fees	30,233	34,667
Amortization of servicing assets — Note 5	(25,868)	(28,070)
Recovery (impairment) of servicing assets — Note 5	35,634	(18,358)

Net loan administration income (loss)	39,999	(11,761)
Gain from sales of loans	24,648	48,626
Gain on sale of mortgage servicing assets	8,585	440
Trading gains	333	4,326
Derivative (losses) gains, net	(37,653)	18,779
Other	7,643	5,503

	43,555	65,913

Other expense:
Salaries	41,009	53,986
Pension and other employee benefits	8,740	12,127
Office expense	3,453	4,008
Premises and equipment	8,191	10,096
Marketing and development	1,381	3,103
Professional fees	2,765	5,132
Other	14,184	14,040

	79,723	102,492

Income before income taxes	27,575	27,183
Provision for income taxes	9,082	10,858

Net income	$18,493	$16,325

Earnings per share: — Note 9
Basic	$0.65	$0.58

Diluted	$0.61	$0.54

Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands, except per share)
Interest income:		(Restated)
Loans and leases	$223,294	$181,759
Loans held for sale	66,117	59,397
Residual interests	5,824	9,893
Investment securities	5,513	3,733
Federal funds sold	284	82

Total interest income	301,032	254,864

Interest expense:
Deposits	54,578	31,532
Short-term borrowings	14,297	6,611
Collateralized debt	17,348	10,501
Other long-term debt	20,236	17,101

Total interest expense	106,459	65,745

Net interest income	194,573	189,119
Provision for loan and lease losses — Note 4	17,935	11,838

Net interest income after provision for loan and lease losses	176,638	177,281
Other income:
Loan servicing fees	99,407	101,570
Amortization of servicing assets — Note 5	(79,564)	(89,413)
Recovery of servicing assets — Note 5	17,759	6,210

Net loan administration income	37,602	18,367
Gain from sales of loans	80,711	140,669
Gain on sale of mortgage servicing assets	15,241	8,857
Trading gains	3,942	15,668
Derivative (losses) gains, net	(61,001)	22,035
Other	21,514	17,917

	98,009	223,513

Other expense:
Salaries	129,541	158,602
Pension and other employee benefits	29,510	34,813
Office expense	10,768	12,950
Premises and equipment	27,103	30,890
Marketing and development	6,481	10,670
Professional fees	10,660	14,436
Other	42,690	48,325

	256,753	310,686

Income before income taxes	17,894	90,108
Provision for income taxes	5,358	35,599

Net income	$12,536	$54,509

Earnings per share: — Note 9
Basic	$0.44	$1.93

Diluted	$0.44	$1.81

Dividends per share	$0.30	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2005 and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
			(Dollars in thousands)
Balance at July 1, 2005 (Restated)	$490,575	$399,985	$2,022	$(677)	$—	$112,000	$(22,755)
Net income	18,493	18,493
Unrealized loss on investment securities net of $61 tax benefit	(91)		(91)
Unrealized gain on interest rate hedge net of $394 tax liability	591		591
Foreign currency adjustment	983		983

Total comprehensive income	19,976
Deferred compensation	(150)			(150)
Cash dividends	(2,859)	(2,859)
Tax benefit on stock option exercises	89				89
Treasury stock:
Purchase of 6,544 shares	(137)						(137)
Sales of 53,938 shares	885	(339)			(89)		1,313

Balance at September 30, 2005	$508,379	$415,280	$3,505	$(827)	$—	$112,000	$(21,579)

Balance at July 1, 2004 (Restated)	$469,384	$386,308	$71	$(538)	$579	$112,000	$(29,036)
Net income (Restated)	16,325	16,325
Unrealized gain on investment securities net of $142 tax liability	212		212
Foreign currency adjustment	527		527

Total comprehensive income (Restated)	17,064
Deferred compensation	22			22
Cash dividends	(2,266)	(2,266)
Tax benefit on stock option exercises	100				100
Treasury stock:
Purchase of 867 shares	(23)						(23)
Sales of 52,342 shares	1,095				(122)		1,217

Balance at September 30, 2004 (Restated)	$485,376	$400,367	$810	$(516)	$557	$112,000	$(27,842)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2005 and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2005 (Restated)	$501,186	$412,028	$2,454	$(660)	$383	$112,000	$(25,019)
Net income	12,536	12,536
Unrealized loss on investment securities net of $148 tax benefit	(222)		(222)
Unrealized gain on interest rate hedge net of $413 tax liability	619		619
Foreign currency adjustment	654		654

Total comprehensive income	13,587
Deferred compensation	(167)			(167)
Cash dividends	(8,564)	(8,564)
Tax benefit on stock option exercises	616				616
Treasury stock:
Purchase of 50,923 shares	(1,198)						(1,198)
Sales of 198,553 shares	2,919	(720)			(999)		4,638

Balance at September 30, 2005	$508,379	$415,280	$3,505	$(827)	$—	$112,000	$(21,579)

Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income (Restated)	54,509	54,509
Unrealized gain on investment securities net of $93 tax liability	139		139
Unrealized gain on interest rate cap net of $131 tax liability	196		196
Foreign currency adjustment	293		293

Total comprehensive income (Restated)	55,137
Deferred compensation	(12)			(12)
Cash dividends	(6,789)	(6,789)
Tax benefit on stock option exercises	778				778
Treasury stock:
Purchase of 11,307 shares	(370)						(370)
Sales of 212,026 shares	4,372				(1,485)		5,857

Balance at September 30, 2004 (Restated)	$485,376	$400,367	$810	$(516)	$557	$112,000	$(27,842)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months Ended September 30,
	2005	2004
	(Dollars in thousands)
		(Restated)
Net income	$12,536	$54,509
Adjustments to reconcile net income to cash used by operating activities:
Depreciation, amortization, and accretion, net	8,746	6,056
Amortization and impairment of servicing assets, net	61,805	83,203
Provision for loan and lease losses	17,935	11,838
Gain on sale of mortgage servicing assets	(15,241)	(8,857)
Gain from sales of loans held for sale	(80,711)	(140,669)
Originations and purchases of loans held for sale	(10,163,992)	(10,934,035)
Proceeds from sales and repayments of loans held for sale	9,506,670	10,873,116
Proceeds from sale of mortgage servicing assets	79,684	29,494
Net decrease in residuals	26,218	523
Net increase in accounts receivable	(7,932)	(21,973)
Other, net	(18,176)	16,538

Net cash used by operating activities	(572,458)	(30,257)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	307	92,987
Available-for-sale	4,281	1,399
Purchase of investment securities:
Held-to-maturity	—	(98,395)
Available-for-sale	(3,565)	(10,958)
Net (decrease) increase in interest-bearing deposits	(30,181)	22,716
Net increase in loans, excluding sales	(623,334)	(303,958)
Proceeds from sale of loans	41,423	36,279
Other, net	(6,579)	(4,857)

Net cash used by lending and investing activities	(617,648)	(264,787)

Financing activities:
Net increase in deposits	735,027	586,795
Net increase (decrease) in short-term borrowings	311,067	(297,067)
Proceeds from the issuance of long-term debt	51,750	—
Repayments of long-term debt	(51,759)	(9)
Proceeds from issuance of collateralized borrowings	440,609	449,223
Repayments of collateralized borrowings	(241,246)	(369,277)
Purchase of treasury stock for employee benefit plans	(1,198)	(370)
Proceeds from sale of stock for employee benefit plans	3,535	5,150
Dividends paid	(8,564)	(6,789)

Net cash provided by financing activities	1,239,221	367,656

Effect of exchange rate changes on cash	1,130	36

Net increase in cash and cash equivalents	50,245	72,648
Cash and cash equivalents at beginning of period	97,101	140,810

Cash and cash equivalents at end of period	$147,346	$213,458

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$100,401	$65,765

Income taxes paid (refund)	$16,241	$(4,998)

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$7,174	$67,658

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
     Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired in accordance with SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified higher risk graded loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that certain losses exist. These loans are segregated by major product type with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.
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
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs are estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market (LOCOM) basis. Therefore if the fair value of the ISFs in subsequent periods exceed cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
		(Restated)		(Restated)
Net income as reported	$18,493	$16,325	$12,536	$54,509
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(571)	(670)	(1,644)	(1,969)

Pro forma net income	$17,922	$15,655	$10,892	$52,540

Basic earnings per share
As reported	$0.65	$0.58	$0.44	$1.93
Pro forma	$0.63	$0.55	$0.38	$1.86
Diluted earnings per share
As reported	$0.61	$0.54	$0.44	$1.81
Pro forma	$0.59	$0.52	$0.38	$1.75
     Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.
     Recent Accounting Developments: In December 2004 the FASB issued a revised Statement 123 (123R), “Accounting for Stock-Based Compensation” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award-usually the vesting period. This statement will be effective for the Company beginning January 1, 2006. We are evaluating the impact of this new pronouncement and expect it to be comparable to the pro forma effects of applying the original SFAS 123 as detailed in the table above.
     Reclassifications: Certain amounts in the 2004 consolidated financial statements have been reclassified to conform to the 2005 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Restatement of Financials
     Management and the Audit & Risk Management Committee (the “Audit Committee”) of the Board of Directors of the corporation determined on November 1, 2005 that the interim financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 should no longer be relied upon and should be restated. Management and the Audit Committee further determined on November 3, 2005 that the annual financial statements for the year ended December 31, 2004 included in the Corporation’s Annual Report on Form 10-K should no longer be relied upon and should be restated as further described below. We intend to file the restated financial statements for the first two quarters of fiscal 2005 and the year ended December 31, 2004 as soon as practicable. Stockholders and other investors should refer to the revised financial statements when they become available.
     For whole loan sales of certain home equity loans, we enter into contracts that provide for incentive servicing fees (ISFs) that may be earned in addition to the fees received as servicer of the loans sold. Under ISF contracts, we receive cash payments from buyers of certain of our home equity loans if our servicing of the sold loans meets specific performance targets. Our historical practice has been to account for ISFs as derivative instruments under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133). As part of our review and preparation of our financial statements for the quarter ended September 30, 2005, and based on additional interpretive input, we determined that incentive servicing fees should be treated in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Therefore, for ISFs entered into simultaneously with the whole loan sales, the fair value of the ISFs will be estimated and considered when determining the initial gain or loss on sale. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market basis. Therefore if the fair value of the ISFs in subsequent periods exceed cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due. When ISF contracts are entered into subsequent to the whole loan sale, we will assign a zero value and record revenue only when performance metrics have been met and cash is received. The cumulative impact of this error was an overstatement of income (after tax) of $2.1 million during 2004 and $7.1 million for the first two quarters of 2005. In addition to the restatement for ISF contracts, management has also reduced certain salary accruals for the June 30, 2005 and March 31, 2005 periods associated with incentive salary plans that are calculated based upon earnings.
     In light of the restatement of financial statements for full year 2004 and the first and second quarters of 2005, the Corporation will make other adjusting entries to reduce tax reserves recorded in the first quarter of 2005 to the proper periods in 2004. These tax reserve adjustments, which were considered immaterial prior to the restatement, will have the effect of further reducing 2005 net income, but will increase 2004 net income by an identical amount. In addition, a $1.1 million (pre-tax) reduction of a contingent liability in the first quarter of 2005 was removed to reflect settlement of the lawsuit involved in the third quarter of 2005. (See Note 11). The tables below outline the impact of these adjustments on previously reported periods (in thousands, except per share amounts):

	For the three months ended
	March 31, 2005		June 30, 2005
	As		As
	Reported	Restated	Reported	Restated
	(In thousands)
Loan servicing fees	$34,619	$34,944	$33,548	$34,230
Derivative gains (losses), net	(36,778)	(47,282)	28,616	23,934
Salaries	50,017	48,196	40,606	40,336
Other expense	14,491	15,326	13,132	13,180
Provision for income taxes	1,418	(1,605)	(608)	(2,119)
Net income (loss)	3,625	(2,545)	(1,144)	(3,411)

Earnings per share basic	$0.13	$(0.09)	$(0.04)	$(0.12)
Earnings per share diluted	0.13	(0.09)	(0.04)	(0.12)

Total assets	$5,565,481	$5,551,781	$6,096,816	$6,079,116

	For the three months ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As		As		As		As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
				(In thousands)
Loan servicing fees	$32,577	$33,048	$33,621	$33,855	$34,423	$34,667	$34,987	$34,987
Derivative gains (losses), net	58,915	57,071	(54,092)	(53,815)	21,045	18,779	(4,756)	(5,392)
Provision for income taxes	12,734	11,800	12,769	12,942	12,011	10,858	10,280	10,132
Net income	20,341	19,902	17,944	18,282	17,194	16,325	14,424	13,936

Earnings per share basic	$0.72	$0.71	$0.64	$0.65	$0.61	$0.58	$0.51	$0.49
Earnings per share diluted	0.67	0.66	0.60	0.61	0.57	0.54	0.48	0.47

	For the nine months ended		For the twelve months ended
	September 30, 2004		December 31, 2004
	As		As
	Reported	Restated	Reported	Restated
	(In thousands)
Loan servicing fees	$100,620	$101,570	$135,608	$136,557
Derivative gains (losses), net	25,869	22,035	21,113	16,643
Provision for income taxes	37,513	35,600	47,794	45,732
Net income	55,479	54,509	69,904	68,445

Earnings per share basic	$1.96	$1.93	$2.47	$2.42
Earnings per share diluted	1.84	1.81	2.32	2.28

Total assets	5,415,571	5,412,686	5,239,341	5,235,820

Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,994,742	$1,697,651
Real estate-construction	350,717	287,496
Real estate-mortgage	886,066	808,875
Consumer	40,076	31,166
Commercial finance
Franchise finance	410,247	330,496
Domestic leasing	213,264	174,035
Canadian leasing	305,896	265,780
Unearned income
Franchise finance	(108,324)	(86,638)
Domestic leasing	(29,497)	(23,924)
Canadian leasing	(37,372)	(34,497)

Total loans and leases, net of unearned income	$4,025,815	$3,450,440

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$44,443	$64,285
Provision for loan and lease losses	17,935	14,195
Charge-offs	(14,688)	(28,180)
Recoveries	6,427	5,335
Reduction due to reclassification of loans	—	(10,808)
Reduction due to sale of loans and leases and other	(338)	(627)
Foreign currency adjustment	117	243

Balance at end of period	$53,896	$44,443

     Included in the 2005 provision is $0.6 million related to hurricanes Katrina and Rita. Our estimate involved the use of considerable judgment and assumptions about uncertain matters including the number of properties damaged, the extent of damage, and insurance recoveries. We will continue to assess the financial impact of the hurricanes as more information becomes available. In addition to this provision, $1.1 million of loss estimates were included in other parts of the income statement (“trading” and “other expense”) for a total loss estimate of $1.7 million related to Katrina and Rita.

Note 5 — Servicing Assets
     Included in the consolidated balance sheet at September 30, 2005 and December 31, 2004 are $302 million and $367 million, respectively, of capitalized servicing assets. These amounts relate to the principal balances of mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Beginning balance	$367,032	$380,123
Additions	61,589	142,689
Amortization	(79,564)	(117,143)
Recovery of (provision for) impairment	17,759	(2,474)
Reduction for servicing sales	(64,443)	(36,163)

	$302,373	$367,032

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$54,134	$76,869
(Recovery of) provision for impairment	(17,759)	2,474
Sales of servicing and clean up calls	(148)	(18,210)
Other than temporary impairment (1)	(7,112)	(6,999)

Balance at end of year	$29,115	$54,134

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.
Note 6 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$281,793	$71,826
Drafts payable related to mortgage loan closings	102,203	53,254
Lines of credit and other	3,348	2,197
Federal funds	161,000	110,000

Total	$548,344	$237,277

Weighted average interest rate	2.20%	1.64%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 4.2% to 5.0% at September 30, 2005.

Note 7 — Collateralized Debt
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
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		September 30,	September 30,	December 31,
	Maturity	2005	2005	2004
			(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/2010	4.5%	$16,658	$29,050
Canadian asset backed note	4/2010	3.4	147,638	95,288
Canadian asset backed note	10/2009	4.5	16,757	21,713
Canadian asset backed note	revolving	3.7	40,913	48,801
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior notes	12/2024-12/2034	4.0	173,572	327,850
Combined variable rate subordinate notes	12/2034	4.8	24,775	24,775
2005-1 asset backed notes:
Combined variable rate senior notes	6/2025-6/2035	3.8	169,642
Combined fixed rate senior notes	6/2035	5.0	94,129
Combined variable rate subordinate notes	6/2035	5.4	10,785
Combined fixed rate subordinate notes	6/2035	5.6	52,127
Unamortized premium/discount			(155)

Total			$746,841	$547,477

Note 8 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Service	$714	$762	$2,142	$1,750
Interest	435	479	1,306	1,390
Expected return on plan assets	(478)	(395)	(1,434)	(1,204)
Amortization of transition obligation	—	3	—	8
Amortization of prior service cost	9	10	28	29
Amortization of actuarial loss	172	204	515	555

Net periodic benefit cost	$852	$1,063	$2,557	$2,528

     As of September 30, 2005, we have not made any contributions to our pension plan. We currently plan to contribute approximately $5 million to this plan before year end.

Note 9 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

			Effect of	Diluted
	Basic Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares	Per Share
		(In thousands, except per share data)
Three Months Ended September 30, 2005
Net income available to common shareholders	$18,493	$—	$678	$19,171
Shares	28,540	233	2,606	31,379

Per-Share amount	$0.65	$(0.01)	$(0.03)	$0.61

Three Months Ended September 30, 2004
Net income available to common shareholders (Restated)	$16,325	$—	$678	$17,003
Shares	28,293	366	2,607	31,266

Per-Share amount (Restated)	$0.58	$(0.01)	$(0.03)	$0.54

Nine Months Ended September 30, 2005
Net income available to common shareholders (1)	$12,536	$—	$—	$12,536
Shares	28,503	267	—	28,770

Per-Share amount	$0.44	$—	$—	$0.44

Nine Months Ended September 30, 2004
Net income available to common shareholders (Restated)	$54,509	$—	$2,035	$56,544
Shares	28,244	405	2,607	31,256

Per-Share amount (Restated)	$1.93	$(0.02)	$(0.10)	$1.81

     At September 30, 2005 and 2004, 1,320,159 and 94,044 shares, respectively, related to stock options, were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates. Also the effect of convertible shares was not included in the 2005 year-to-date diluted calculation as these shares would have been antidilutive.
Note 10 — Industry Segment Information
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
     The accounting policies of each segment are the same as those described in “Note 1 — Accounting Policies, Management Judgments and Accounting Estimates.” Below is a summary of each segment’s revenues, net income, and assets for three months and nine months ended September 30, 2005, and 2004:

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
			(Dollars in thousands)
Three Months Ended September 30, 2005
Net interest income	$13,843	$26,801	$32,169	$9,499	$(12,797)	$69,515
Intersegment interest	(2,539)	1,838	(8,769)	(540)	10,010	—
Provision for loan and lease losses	183	(1,361)	(3,113)	(1,481)	—	(5,772)
Other revenue	30,115	4,377	7,825	2,313	(1,075)	43,555
Intersegment revenues	326	65	—	—	(391)	—

Total net revenues	41,928	31,720	28,112	9,791	(4,253)	107,298
Other expense	31,236	18,862	23,369	5,220	1,036	79,723
Intersegment expenses	861	429	1,003	193	(2,486)	—

Income (loss) before taxes	9,831	12,429	3,740	4,378	(2,803)	27,575
Income taxes	3,967	4,795	1,503	1,840	(3,023)	9,082

Net income (loss)	$5,864	$7,634	$2,237	$2,538	$220	$18,493

Three Months Ended September 30, 2004			(Restated)		(Restated)	(Restated)
Net interest income	$10,598	$23,133	$31,523	$7,058	$(6,652)	$65,660
Intersegment interest	(396)	234	(5,156)	—	5,318	—
Provision for loan and lease losses	67	(607)	232	(1,589)	(1)	(1,898)
Other revenue	49,659	3,672	14,270	1,366	(3,054)	65,913
Intersegment revenues	(6)	217	—	—	(211)	—

Total net revenues	59,922	26,649	40,869	6,835	(4,600)	129,675
Other expense	52,026	17,039	28,332	4,741	354	102,492
Intersegment expenses	882	374	718	173	(2,147)	—

Income (loss) before taxes	7,014	9,236	11,819	1,921	(2,807)	27,183
Income taxes	2,963	3,719	4,773	810	(1,407)	10,858

Net income (loss)	$4,051	$5,517	$7,046	$1,111	$(1,400)	$16,325

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
			(Dollars in thousands)
Nine Months Ended September 30, 2005
Net interest income	$33,776	$73,678	$86,026	$25,886	$(24,793)	$194,573
Intersegment interest	(5,723)	6,497	(21,001)	(1,387)	21,614	—
Provision for loan and lease losses	466	(3,936)	(9,665)	(4,801)	1	(17,935)
Other revenue	50,663	12,434	30,189	5,573	(850)	98,009
Intersegment revenues	384	195	—	—	(579)	—

Total net revenues	79,566	88,868	85,549	25,271	(4,607)	274,647
Other expense	99,722	56,603	76,791	16,668	6,969	256,753
Intersegment expenses	2,563	1,286	2,476	578	(6,903)	—

Income (loss) before taxes	(22,719)	30,979	6,282	8,025	(4,673)	17,894
Income taxes	(9,163)	12,262	2,537	3,362	(3,640)	5,358

Net income (loss)	$(13,556)	$18,717	$3,745	$4,663	$(1,033)	$12,536

Assets at September 30, 2005	$1,312,998	$3,177,757	$1,584,416	$774,072	$(351,637)	$6,497,606

Nine Months Ended September 30, 2004			(Restated)		(Restated)	(Restated)
Net interest income	$31,593	$63,330	$88,807	$20,692	$(15,303)	$189,119
Intersegment interest	(947)	1,774	(11,586)	—	10,759	—
Provision for loan and lease losses	457	(2,557)	(4,961)	(4,777)	—	(11,838)
Other revenue	163,374	13,299	45,896	4,437	(3,493)	223,513
Intersegment revenues	(8)	427	—	—	(419)	—

Total net revenues	194,469	76,273	118,156	20,352	(8,456)	400,794
Other expense	159,464	47,015	79,127	13,658	11,422	310,686
Intersegment expenses	2,630	1,346	2,164	519	(6,659)	—

Income (loss) before taxes	32,375	27,912	36,865	6,175	(13,219)	90,108
Income taxes	13,077	11,208	14,805	4,040	(7,531)	35,599

Net income (loss)	$19,298	$16,704	$22,060	$2,135	$(5,688)	$54,509

Assets at September 30, 2004	$1,275,251	$2,611,473	$1,160,469	$569,419	$(203,926)	$5,412,686

Note 11 — Commitments and Contingencies
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
Stamper v. A Home of Your Own
     Our indirect subsidiary, Irwin Mortgage Corporation, was a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. The nine plaintiff borrowers had alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, had participated in the fraud. On January 25, 2002, a jury awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. Subsequent to the verdict, Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals, which ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs were entitled to punitive damages. Irwin Mortgage subsequently filed a petition for a writ of certiorari with the Maryland Court of Appeals, which affirmed in part and reversed in part the judgment of the Court of Special Appeals and remanded the case to modify the judgment for all plaintiffs by striking the award of $145,000 per plaintiff for non-economic damages, for further proceedings concerning one plaintiff as to non-economic damages, and for a new trial as to punitive damages. On September 14, 2005, the parties settled this case, which resulted in payment by Irwin Mortgage to the plaintiffs of an amount less than that of the verdict.

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
     Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void the mortgage loans as illegal contracts. Plaintiffs also seek recovery against Irwin for alleged RESPA violations and for conversion. On September 9, 2005, the Kossler plaintiffs filed a Third Amended Class Action Complaint. On October 21, 2005, Irwin filed a renewed motion seeking to dismiss the Kossler action.
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
     On April 28, 2005, in response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings.
     At this early stage, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer. We have established a reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.
Litigation Related to NorVergence, Inc.
     Irwin Commercial Finance, Equipment Finance (“Equipment Finance,”) (formerly known as Irwin Business Finance), our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Equipment Finance’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Equipment Finance and other lenders, NorVergence became a debtor in a Chapter 7 bankruptcy, which is currently pending in the United States Bankruptcy Court in New Jersey. The sudden failure of NorVergence left many of its customers without telecommunications service. These customers became very angry when commitments made to them by NorVergence went unfulfilled.
     Complaints by former NorVergence customers have led to investigations by the attorneys general of several states. Equipment Finance has been named as a defendant in several lawsuits connected with NorVergence. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and was amended to include Equipment Finance and others on September 1, 2004. The Exquisite Caterers plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections. On June 16, 2005, the judge in the Exquisite Caterers lawsuit denied plaintiffs’ alternative motions for certification of either a nationwide class or a class of New Jersey residents only. Plaintiffs then filed a motion for reconsideration of the order denying certification of a class limited to New Jersey residents. At a hearing on September 14, 2005, the judge granted plaintiffs’ motion for reconsideration and certified a class limited to New Jersey residents. Equipment Finance has fewer than ten lessees who may qualify as members of the New Jersey class certified in the Exquisite Caterers lawsuit.

     Equipment Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Equipment Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and commenced adversary actions in the NorVergence bankruptcy proceeding, seeking similar relief. Equipment Finance filed a motion to dismiss it from the adversary proceeding and is awaiting the court’s ruling on the motion.
     Equipment Finance was also named as a defendant, along with other lenders, in Sterling Asset & Equity Corp. et al. v. Preferred Capital, Inc. et al., an action filed in the United States District Court for the Southern District of Florida in October 2004, which was voluntarily dismissed in January 2005. The plaintiffs then filed a similar complaint in the Circuit Court of the 11th Judicial Circuit, Miami-Dade County, Florida on January 14, 2005 seeking class certification on behalf of Florida persons or entities who leased equipment from NorVergence and whose agreement was assigned to one of the named lenders. The plaintiffs alleged that NorVergence engaged in false, misleading and deceptive sales and billing practices. The complaint alleges violations of the Florida Deceptive and Unfair Trade Practices Act, the FTC Holder Rule, and breach of contract and warranties. Plaintiffs sought, among other relief, compensatory and punitive damages, injunctive and/or declaratory relief prohibiting enforcement of the leases, rescission, return of payments, interest, attorneys’ fees and costs. Plaintiffs voluntarily dismissed this action in June of 2005 after Equipment Finance had filed its motion to dismiss the complaint.
     In connection with investigations by various state attorneys general, Equipment Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Equipment Finance is pursuing discussions with most of the states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Equipment Finance has now executed agreements with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Equipment Finance to lease payments through January 31, 2005. Equipment Finance recently reached agreement with a multi-state group of attorneys general, which is currently being documented. The agreement requires that NorVergence lessees be offered the opportunity to pay Equipment Finance all amounts due on their leases through July 15, 2004, plus 15% of the then-outstanding balance in full satisfaction of their lease obligations.
     On October 21, 2004, the Attorney General of Florida filed suit against twelve lenders, including Equipment Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.). This suit was stayed by agreement of the parties while they discussed resolution of the concerns expressed by the Florida Attorney General. The complaint alleged that the agreements assigned by NorVergence to the lenders were unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit also sought to prohibit collection activities by the lenders and asked for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. On April 29, 2005, acting on defendants’ motion to dismiss, the judge in the Commerce Commercial Leasing action dismissed the action in its entirety. The Attorney General of Florida appealed the order of dismissal. Equipment Finance was dismissed from the appeal as a result of its settlement with the state of Florida.
     The individual lawsuit filed against Equipment Finance in September 2004 in the Superior Court of Massachusetts was put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant.
     On April 5, 2005, Equipment Finance received an informal request for information and documents from the Federal Trade Commission. Equipment Finance fully responded to this request.
     We are unable to form a reasonable estimate of potential loss, if any, that Equipment Finance could suffer as a result of ongoing NorVergence-related litigation. Agreements with the various state attorneys general and recent favorable court rulings have significantly reduced the risk that damages might be awarded against Equipment Finance in NorVergence-related class actions and other lawsuits. We have not established reserves in connection with NorVergence-related litigation.

Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company
     On August 12, 2005, our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”), were named as defendants in litigation seeking class action status in the United States District Court for the Northern District of California. The plaintiffs allege Irwin violated the Fair Credit Reporting Act (“FCRA”) by using or obtaining plaintiffs’ consumer reports for credit transactions not initiated by plaintiffs and for which they did not receive firm offers of credit. The plaintiffs also allege that Irwin failed to provide clear and conspicuous disclosures as required by the FCRA. The complaint seeks declaratory and injunctive relief, statutory damages of $1,000 per each separate violation and punitive damages for alleged willful violations of the FCRA. Plaintiffs filed an Amended Complaint on October 4, 2005. On October 18, 2005, Irwin moved to dismiss the Amended Complaint for failure to state a claim. Irwin believes it has strong defenses to plaintiffs’ claims; however, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

We qualify any forward-looking statements entirely by these cautionary factors.
Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in and volatility of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our residual, servicing and derivative portfolios, including assumptions we embed in the valuation and short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of recent natural disasters;

•	unanticipated deterioration in or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments;

•	additional input and consultations on the ISF accounting issue and details of the implementation of the new accounting method; and

•	governmental changes in monetary or fiscal policies.
     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission.
Restatement of Prior Period Results
     Certain prior period amounts have been restated to correct for an accounting error discussed in detail in Note 2 to the financial statements.

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
Critical Accounting Policies/Management Judgments and Accounting Estimates
     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. In the 2004 10-K we provided a description of our Critical Accounting Policies. In addition to those listed in the 10-K, we describe below our policy for incentive servicing fees. We have added this policy to our list of critical accounting policies due to the nature of the policy (requires accounting estimates and/or judgment) and the financial statement impact.
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with under SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs are estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. As long as the fair value is above the lower of cost or market (Locom) cap, revenue is recognized on a cash-received basis. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is received.

Consolidated Overview

	For the three months ended September 30,		For the nine months ended September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income (in millions)	$18.5	$16.3	$12.5	$54.5
Basic earnings per share	0.65	0.58	0.44	1.93
Diluted earnings per share	0.61	0.54	0.44	1.81
Return on average equity	14.6%	13.4%	3.3%	15.6%
Return on average assets	1.1	1.2	0.3	1.4
Consolidated Income Statement Analysis
Net Income
     We recorded net income of $18.5 million for the three months ended September 30, 2005, up from net income of $16.3 million for the three months ended September 30, 2004. Net income per share (diluted) was $0.61 for the quarter ended September 30, 2005, up from $0.54 per share for the third quarter of 2004. Return on equity was 14.6% for the three months ended September 30, 2005 up from 13.4% during the same period in 2004. For the year to date, we recorded net income of $12.5 million or $0.44 per diluted share. This represents a decrease of 77% and 76%, respectively, compared to the same periods in 2004. Return on equity for the nine-month period ended September 30, 2005 was 3.3% compared with 15.6% during the same period a year earlier.
     The decline in 2005 year-to-date earnings is attributable primarily to results in our first and second mortgage segments. We continue to experience low mortgage origination margins in both segments. The significant net impairment of our mortgage servicing asset in our first mortgage segment during the first half of this year led to large net impairment charges. We have been actively addressing these issues through new product introductions, cost control initiatives, and changes to our servicing asset hedging strategies. See the discussion on Mortgage Banking and Home Equity Lending lines of business for more details.
     In the third quarter 2005, we expensed $1.7 million in total as a result of hurricanes Katrina and Rita. Our estimate involved the use of considerable judgment and assumptions about uncertain matters including the number of properties damaged, the extent of damage, and insurance recoveries. We will continue to assess the financial impact of the hurricanes as more information becomes available. Our expenses for the hurricanes are reflected in our mortgage and home equity lending segments in the third quarter as follows:

Mortgage Banking — Other expense
-loan repurchase reserve	$0.7 million
Mortgage Banking — Trading gains
-trading asset (lender risk account) valuation	$0.3 million
Home Equity Lending — Provision for Loans and Lease Losses
-allowance for loan and lease losses	$0.6 million
Other (rounding)	$0.1 million

Total	$1.7 million

Net Interest Income
     Net interest income for the nine months ended September 30, 2005 totaled $195 million, up 3% from the 2004 net interest income of $189 million for the same period. Net interest margin for the nine months ended September 30, 2005 was 5.03% compared to 5.55% for the same period in 2004. The decline in margin from 2004 to 2005 was primarily due to product mix changes and pricing pressures. The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Nine Months Ended September 30,
	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
				(Restated)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$79,431	$1,207	2.03%	$88,208	$477	0.72%
Federal funds sold	15,597	284	2.43%	10,962	82	1.00%
Residual interests	44,717	5,824	17.41%	71,684	9,893	18.43%
Investment securities (1)	107,756	4,306	5.34%	82,777	3,256	5.25%
Loans held for sale	1,159,392	66,117	7.62%	1,033,421	59,397	7.68%
Loans and leases, net of unearned income (2)	3,761,679	223,294	7.94%	3,268,099	181,759	7.43%

Total interest earning assets	5,168,572	$301,032	7.79%	4,555,151	$254,864	7.47%
Noninterest-earning assets:
Cash and due from banks	106,425			102,033
Premises and equipment, net	30,388			31,279
Other assets	593,912			581,738
Less allowance for loan and lease losses	(48,056)			(58,913)

Total assets	$5,851,241			$5,211,288

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$487,803	$7,277	1.99%	$298,014	$2,722	1.22%
Money market savings	1,099,108	19,706	2.40%	1,048,544	10,262	1.31%
Regular savings	113,942	1,043	1.22%	61,407	663	1.44%
Time deposits	1,073,074	26,552	3.31%	922,773	17,885	2.59%
Short-term borrowings	390,548	14,297	4.89%	333,143	6,611	2.65%
Collateralized debt	601,681	17,348	3.85%	502,610	10,501	2.79%
Other long-term debt	275,502	20,236	9.82%	270,180	17,101	8.45%

Total interest-bearing liabilities	$4,041,658	$106,459	3.52%	$3,436,671	$65,745	2.56%
Noninterest-bearing liabilities:
Demand deposits	1,023,483			997,100
Other liabilities	284,698			311,603
Shareholders’ equity	501,402			465,914

Total liabilities and shareholders’ equity	$5,851,241			$5,211,288

Net interest income		$194,573			$189,119

Net interest income to average interest earning assets			5.03%			5.55%

(1)	We do not show interest income on a tax equivalent basis because it is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended September 30, 2005 was $6 million, compared to $2 million for the same period in 2004. Year to date, the provision for 2005 was $18 million, compared to $12 million in 2004. More information on this subject is contained in the section on “credit risk.” The majority of the increase in our 2005 provision occurred at the Home Equity line of business where year-to-date provision for loan losses increased from $5.0 million in 2004 to $9.7 million in 2005. This increase relates to product mix, loan seasoning and clean-up calls of bonds collateralized by home equity loans and subsequent required reserves for future loan losses.
     Included in the third quarter 2005 provision and other reserves is an estimate of $1.7 million of pre-tax losses in our two consumer mortgage segments related to hurricanes Katrina and Rita. Our estimate involved the use of considerable judgment and assumptions about uncertain matters including the number of properties damaged, the extent of damage, and insurance recoveries. We will continue to assess the financial impact of the hurricanes as more information becomes available.
Noninterest Income
     Noninterest income during the three months ended September 30, 2005 totaled $44 million, compared to $66 million for the same period of 2004. Noninterest income of $98 million was recorded for the nine months ended September 30, 2005 versus $224 million for the same period in 2004. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the year-to-date decrease were $59 million of losses on derivative instruments used to hedge our servicing assets during 2005 compared to $23 million in derivative gains in 2004. Also contributing to the decline were lower gains from sales of loans which declined from $117 million in 2004 to $60 million in 2005. Details related to these fluctuations are discussed later in the “Mortgage Banking” section of this document.
Noninterest Expense
     Noninterest expenses for the three and nine months ended September 30, 2005 totaled $80 million and $257 million, respectively, compared to $102 million and $311 million for the same periods in 2004. The decrease in consolidated noninterest expense in 2005 is primarily related to personnel cost reductions associated with our mortgage banking line of business.
Income Tax Provision
     Income tax provision for the three and nine months ended September 30, 2005 totaled $9 million and $5 million, respectively, compared to $11 million and $36 million during the same periods in 2004. Our effective tax rate decreased to 32.9% during the third quarter of 2005 due primarily to the release of $1.8 million in tax reserves to align our tax liability to a level commensurate with our currently identified tax exposures. The majority of the reserves related to our 2001 tax returns. The statute on these returns expired during the third quarter of 2005 triggering the reversal of these reserves.
Consolidated Balance Sheet Analysis
     Total assets at September 30, 2005 were $6.5 billion, up 24% from December 31, 2004. Year-to-date average assets in 2005 were $5.9 billion, up 11% from the average assets for the year ended December 31, 2004. The growth in the consolidated balance sheet primarily relates to increases in loans and loans held for sale at the commercial banking and home equity lending lines of business.

Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
U.S. Treasury and government obligations	$158	$3,556
Obligations of states and political subdivisions	5,840	3,746
Mortgage-backed securities	30,007	31,556
Federal Reserve stock, Federal Home Loan Bank stock and other	70,769	69,364

Total	$106,774	$108,222

Loans Held For Sale
     Loans held for sale totaled $1.6 billion at September 30, 2005, an increase from a balance of $0.9 billion at December 31, 2004. The increase occurred primarily at our home equity lending line of business where loans held for sale increased from $0.2 billion at December 31, 2004 to $0.8 billion at September 30, 2005. During the third quarter of 2005, the home equity business reclassified $0.2 billion of loans held for investment to loans held for sale. This modification results from a strategic decision to sell more home equity product in future quarters.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At September 30, 2005, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,994,742	$1,697,651
Real estate-construction	350,717	287,496
Real estate-mortgage	886,066	808,875
Consumer	40,076	31,166
Commercial finance
Franchise finance	410,247	330,496
Domestic leasing	213,264	174,035
Canadian leasing	305,896	265,780
Unearned income
Franchise finance	(108,324)	(86,638)
Domestic leasing	(29,497)	(23,924)
Canadian leasing	(37,372)	(34,497)

Total loans and leases, net of unearned income	$4,025,815	$3,450,440

     During the third quarter of 2005, the home equity business reclassified $0.2 billion of loans held for investment to loans held for sale. This modification results from a strategic decision to sell more home equity product in future quarters.

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$44,443	$64,285
Provision for loan and lease losses	17,935	14,195
Charge-offs	(14,688)	(28,180)
Recoveries	6,427	5,335
Reduction due to reclassification of loans	—	(10,808)
Reduction due to sale of loans and leases and other	(338)	(627)
Foreign currency adjustment	117	243

Balance at end of period	$53,896	$44,443

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
Deposits
     Total deposits year to date in 2005 averaged $3.8 billion compared to deposits for the year 2004 that averaged $3.4 billion. Demand deposits averaged $1.0 billion year to date in 2005, a 2% increase over the average balance for the year 2004. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company that are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During the year, these escrow accounts decreased from $681 million at December 31, 2004 to $569 million at September 30, 2005, reflecting a decline in the size of our mortgage servicing portfolio..
     We utilize institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2005, institutional broker-sourced deposits totaled $561 million compared to a balance of $279 million at December 31, 2004.
Short-Term Borrowings
     Short-term borrowings increased to $548 million at September 30, 2005, compared to $237 million at December 31, 2004. The increase in short-term borrowings at the end of the third quarter relative to year-end reflects the loan growth at the home equity line of business.
     Federal Home Loan Bank borrowings averaged $204 million during the nine months ended September 30, 2005, with an average rate of 3.34%. The balance at September 30, 2005 was $282 million at an interest rate of 3.89%. The maximum outstanding during any month end was $452 million. At December 31, 2004, Federal Home Loan Bank borrowings averaged $186 million, with an average rate of 1.69%. The ending balance at December 31, 2004 was $72 million at an interest rate of 3.15%. The maximum outstanding at any month end during 2004 was $536 million.
Collateralized Debt
     Collateralized debt totaled $747 million at September 30, 2005, compared to $547 million at December 31, 2004. The increased debt relates to the securitization of portfolio loans at the home equity lending line of business which is discussed in more detail in the “Home Equity Lending” section of this document. The securitization debt represents match-term funding for these loans and leases.

Other Long-Term Debt
     Other long-term debt totaled $270 million at September 30, 2005, unchanged from December 31, 2004. We had obligations represented by subordinated debentures at September 30, 2005 totaling $240 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2005. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt. We completed an issuance of $52 million of trust preferred securities (IFC Capital Trust VIII) in early August and we used the proceeds from this issuance to redeem the trust preferred securities of IFC Capital Trust II in September 2005. In connection with this redemption, we wrote off $1.9MM of unamortized bond issuance costs in the third quarter.
     IFC Capital Trust III became eligible for a par call on September 30, 2005. We are evaluating our alternatives for calling this security and examining market alternatives to replace this capital if we were to call it.
Capital
     Shareholders’ equity averaged $501 million year to date in 2005, up 6% compared to the average for the year 2004. Shareholders’ equity balance of $508 million at September 30, 2005 represented $17.78 per common share, compared to $17.61 per common share at December 31, 2004. We paid $2.9 million and $8.6 million in dividends for the three and nine months ended September 30, 2005, respectively, reflecting an increase of $0.02 and $0.06 per share, respectively, compared to a year ago.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
		(Restated)
Tier 1 capital	$663,394	$637,875
Tier 2 capital	150,029	143,611

Total risk-based capital	$813,423	$781,487

Risk-weighted assets	$6,234,965	$4,908,012
Risk-based ratios:
Tier 1 capital	10.6%	13.0%
Total capital	13.1	15.9
Tier 1 leverage ratio	10.3	11.6
Ending shareholders’ equity to assets	7.8	9.6
Average shareholders’ equity to assets	8.6	9.0
     At September 30, 2005, our total risk-adjusted capital ratio was 13.1% exceeding our internal minimum target of 11.0%. At December 31, 2004, our total risk-adjusted capital ratio was 15.9%. Our ending equity to assets ratio at September 30, 2005 was 7.8% compared to 9.6% at December 31, 2004. Our Tier 1 capital totaled $663 million as of September 30, 2005, or 10.6% of risk-weighted assets.
Cash Flow Analysis
     Our cash and cash equivalents increased $50 million year to date during 2005, compared to $77 million during the same period in 2004. Cash flows from operating activities resulted in a use of $572 million in cash and cash equivalents in the nine months ended September 30, 2005 compared to the same period in 2004 when our operations used $30 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations and are a normal and ordinary characteristic of our business. In a period in which loan production exceeds sales such as we had in 2005, operating cash flows will decrease reflecting our investment in cash generating assets. Year to date during 2005, our loans held for sale increased $594 million, thus increasing the cash used by operating activities.

Earnings Outlook
     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. However, as discussed before, our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets and balancing the impact of changes in interest rates and economic conditions on our mortgage banking production with investments in mortgage servicing and in our credit retained portfolios. These investments will typically respond in an opposite and complementary manner, although this has not been the case in some recent quarters. Currently, market conditions for our mortgage banking segment are difficult. Origination margins are significantly below our long-term expectations , although we believe industry margins are unnaturally low and are not likely to persist. As noted elsewhere in this report, the effect of interest rate movements on the valuation of servicing portfolio and the derivatives we use to hedge the portfolio had a materially negative impact on earnings in the first half of 2005. Those servicing and hedge results were much improved in the third-quarter of 2005 and as such, earnings in the third quarter were more representative of what we believe reflect the earnings capacity of the Corporation.
     Our results in the first half of 2005 were well below our long-term expectations. Our current expectation is that earnings in the fourth quarter of 2005 will be similar to those in the year-earlier period. Although we incurred derivative premium expense to do so, we have modified our hedging practices and structures to provide additional protection against falling rates in fourth quarter. As was the case in the third quarter of 2005, the net hedge position currently in place for the fourth quarter would provide meaningfully improved protection compared to the first half of 2005.
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
     A meaningful amount of our earnings comes from activities and mark-to-market accounting requirements tied directly or indirectly to capital market activities and include estimates of future cash flows. As such, earnings are more difficult for us to predict over short periods of time. For example, the valuation of our residual interests are affected by a variety of factors including current and future credit quality, prepayment speeds, and discounts rates, and our mortgage servicing portfolio is impacted most directly by movements in the bond market. The impact of short-term movements in interest rates on the valuation of our mortgage servicing rights is mitigated by a combination of financial derivatives and changes in income from production of new mortgages likely to be driven by those same movements in interest rates. However, the correlation within short periods of time (such as a single quarter) between interest rate movements that impact the reported value of our mortgage servicing rights at quarter end and the production effects of those interest rate movements — which may not be reflected until subsequent quarters — can be low. In addition, accounting principles generally accepted in the U.S. (GAAP) impose a lower-of-cost-or-market (LOCOM) valuation cap on the value of our servicing asset, while we know of no financial derivatives available in the secondary market with similarly asymmetric value change characteristics. This anomaly in accounting for mortgage servicing assets makes it difficult at times to construct hedges with the desired GAAP accounting outcome, although the economic balance may still exist. It is generally not possible for us to economically eliminate this basis risk. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
		(Restated)		(Restated)
Net income (loss):
Mortgage Banking	$5,864	$4,051	$(13,556)	$19,298
Commercial Banking	7,634	5,517	18,717	16,704
Home Equity Lending	2,237	7,046	3,745	22,060
Commercial Finance	2,538	1,111	4,663	2,135
Other (including consolidating entries)	220	(1,400)	(1,033)	(5,688)

	$18,493	$16,325	$12,536	$54,509

Mortgage Banking
     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$11,304	$10,202	$28,053	$30,646
Recovery of loan loss	183	67	466	457
Other income	30,441	49,653	51,047	163,366

Total net revenue	41,928	59,922	79,566	194,469
Operating expense	(32,097)	(52,908)	(102,285)	(162,094)

Income (loss) before taxes	9,831	7,014	(22,719)	32,375
Income taxes	(3,967)	(2,963)	9,163	(13,077)

Net income (loss)	$5,864	$4,051	$(13,556)	$19,298

Selected Operating Data:
Mortgage loan originations	$3,203,536	$2,973,889	$8,659,616	$9,632,196
Servicing sold as a % of originations	125%	58%	137%	58%

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,312,998	$1,238,136
Mortgage loans held for sale	757,527	662,832
Mortgage servicing assets	259,549	319,225
Deposits	569,051	680,812
Short-term borrowing	309,480	133,150
Shareholder’s equity	146,098	123,265
Shareholder’s equity to assets	11.13%	9.96%
Selected Operating Data:
Servicing portfolio
Balance at end of period	$18,451,674	$26,196,627
Weighted average coupon rate	5.73%	5.75%
Weighted average servicing fee	0.36	0.35

Overview
     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. We are able to remove substantially all of the credit risk associated with these mortgage loans from our balance sheet because the majority of our mortgage originations — in the case of conventional mortgages — meet requirements for sale either to the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) or the Federal Home Loan Bank (FHLB), are insured by an agency of the federal government, such as the Federal Housing Administration (FHA) or the Veterans Administration (VA), or are sold to private investors. While we securitize and sell mortgage loans to institutional and private investors, we have the ability to retain the associated servicing rights and periodically choose to retain them in an effort to manage our balance sheet exposure.
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
     Our strategy of balancing exposure to mortgage originations and mortgage servicing is challenged in periods when intra-quarter rate movement is substantial, but without a discernable trend which would favor either the loan origination or the servicing halves of our revenue streams. Managing valuation exposure on the servicing asset with derivatives is further complicated by interest rates modestly above or below the aggregate LOCOM cap on the valuation of our servicing portfolio. These conditions have existed since the summer of 2004. Mortgage interest rates are little changed over the past year, thereby not changing overall industry production in a meaningful manner. However, the intra-quarter rate volatility has, in recent quarters, caused significant hedge costs for us. We believe our mortgage segment results are likely to continue to be below long-term expectations until these conditions change. In the meantime, we are focusing on improving our production margins through product enhancements and cost reductions as well as reducing our risk to servicing impairment by selling servicing rights.
     We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). In 2005, we have chosen to sell the servicing asset associated with nearly all of our current originations. We made this decision due to a desire to lower our interest rate risk from the servicing portfolio, as well as to decrease servicing assets as a percentage of our consolidated balance sheet. This differs from our actions from 2001 to 2003 when we added to the portfolio as rates reached historic lows.
     During the first half of 2005, we divested a substantial portion of our retail origination operations. These divested operations represented less than 20% of our total 2004 originations. Going forward, we will concentrate on the growth of our most profitable channels in wholesale, correspondent, and consumer direct lending while sharpening our focus in traditional retail lending to serve low- to moderate-income homebuyers and emerging market customers. Exit costs associated with these sales totaled approximately $1.5 million. We anticipate that we will recognize some incremental revenue over the next three years as part of an earn-out based remuneration for these branches. Year to date, earn-out based revenues totaled $0.7 million.

Originations
     The following table shows the composition of our originations by loan categories for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Total originations	$3,203,536	$2,973,889	$8,659,616	$9,632,196
Percent retail loans	8%	20%	11%	21%
Percent wholesale loans	54	31	47	35
Percent correspondent	37	36	37	33
Percent brokered (1)	1	13	5	11
Percent refinances	46	40	48	52

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.
Net Income
     Our mortgage banking line of business recorded net income for the three months ended September 30, 2005 of $5.9 million and a year to date net loss of $(13.6) million, compared to net income of $4.1 million and $19.3 million for the same periods in 2004. This change from a year-to-date profit to a loss in 2005 reflects significant mortgage servicing impairment, (net of derivatives) in the first two quarters of 2005, as well as declines in loan origination revenues from secondary market sales of loans. In the third quarter, the mortgage banking line of business returned to profitability due in large part to servicing asset sales which resulted in a pretax gain for the quarter of $8.6 million.
Net Revenue
     Mortgage banking net revenue for the quarter ended September 30, 2005 totaled $42 million compared to $60 million for the same period last year. Year to date, net revenues totaled $80 million compared to $194 million last year. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$11,304	$10,202	$28,053	$30,646
Recovery of loan losses	183	67	466	457
Gain on sales of loans	18,518	39,351	60,493	117,003
Servicing fees	19,173	26,356	68,583	77,937
Amortization expense	(16,832)	(22,773)	(56,311)	(74,281)
Recovery (impairment) of servicing assets	34,748	(17,662)	16,606	5,474
Gain (loss) on derivatives	(35,617)	22,520	(59,314)	23,064
Gain on sales of servicing assets	8,585	440	15,241	8,857
Other income	1,866	1,421	5,749	5,312

Total net revenue	$41,928	$59,922	$79,566	$194,469

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the third quarter in 2005 totaled $11 million compared to $10 million for the second quarter of 2004. Net interest income year to date decreased 8% to $28 million. The increase in net interest income for the third quarter of 2005 is a result of increased production compared to the prior year resulting in a higher average balance of mortgage loans held for sale on our balance sheet during the quarter.

     Gain on sale of loans includes net revenues from three principal sources:
•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees which are recognized when loans are sold into the secondary mortgage market; and

•	changes in fair value of forward contracts and interest rate lock commitments.
     Gain on sale of loans for the three months ended September 30, 2005 totaled $19 million, compared to $39 million for the same period in 2004, a decline of 53%. Gain on sale of loans for the nine months ended September 30, 2005 totaled $60 million, compared to $117 million for the same period in 2004, a decrease of 48%. This decrease is attributable to the sale of most of our retail branches during the early part of 2005, reduced secondary market margins, and reduced pricing power on the part of originators.
     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $19 million and $69 million for the three and nine months ended September 30, 2005, a decrease of 27% and 12% from the same periods in 2004, primarily reflecting the decline in the size of the servicing portfolio.
     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $17 million for the three months ended September 30, 2005, compared to $23 million during the third quarter of 2004. Year-to-date amortization expense totaled $56 million and $74 million for 2005 and 2004, respectively. The decrease in amortization expense in 2005 relates primarily to the decrease in the servicing portfolio and reduced prepayment speeds.
     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. We determined fair value at September 30, 2005, through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent valuations. Recovery of servicing assets totaled $35 million and $17 million for three and nine months ended September 30, 2005, compared to impairment expense of $18 million and impairment recovery of $5 million during the same periods of 2004. The fluctuations in impairment are attributable to changes in actual or expected prepayments speeds due to interest rate changes. The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The recovery of $35 million of servicing assets in the third quarter was offset by derivative losses of $36 million. As a result, mortgage servicing recovery was exceeded by derivative losses by $1 million during the third quarter.
     The following table shows a comparison of impairment and related derivative results for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Recovery (impairment) of servicing	$34,748	$(17,662)	$16,606	$5,474
(Loss) gain on derivatives	(35,617)	22,520	(59,314)	23,064

Net (impairment) recovery	$(869)	$4,858	$(42,708)	$28,538

     Our mortgage banking business maintains the flexibility either to sell servicing for current cash flow through bulk sales or to retain servicing for future cash flow through the retention of ongoing servicing fees. Total servicing sales represented 125% and 137% of loan originations during the three and nine months ended September 30, 2005, compared to 58% for both the three and nine months ended September 30, 2004. The decision to sell or retain servicing is based on current market conditions for servicing assets, loan origination levels and production expenses, servicing portfolio management considerations, consolidated capital constraints and the general level of risk tolerance of the mortgage banking line of business and the Corporation. We sold $1.8 billion of bulk servicing during the third quarter and $6.2 billion year to date in 2005, generating a $8.6 million and $15.2 million pre-tax gain, respectively. We sold $37 million of bulk servicing during the third quarter and $2.0 billion year to date in 2004, generating a $0.4 million and $8.9 million pre-tax gain, respectively. During the period, 2001-2003, we had built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing this quarter to reduce the size of our investment in mortgage servicing assets.
Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$12,044	$19,848	$42,934	$59,847
Incentive and commission pay	4,192	11,110	13,213	32,293
Other expenses	15,861	21,950	46,138	69,954

Total operating expenses	$32,097	$52,908	$102,285	$162,094

Number of employees at period end (1)			867	1,871

(1)	On a full time equivalent basis
     Operating expenses for the three and nine months ended September 30, 2005 totaled $32 million and $102 million, a 39% and 37% decrease, respectively, over both of the same periods in 2004. Salaries and employee benefits including incentive and commission pay declined 39% year to date compared to the same period in 2004. These fluctuations reflect continuing efforts to reduce the size of our mortgage operation since the refinance boom of 2001-2003 to align our costs with the reduced margins we are experiencing. Included in other expenses is $0.7 million related to hurricane Katrina and Rita related exposures.
Mortgage Servicing
     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Nine Months
	Ended	Year Ended
	September 30,	December 31,
	2005	2004
	(Portfolio in billions)
Beginning servicing portfolio	$26.2	$29.6
Mortgage loan closings	8.3	11.7
Bulk sales of servicing rights(1)	(6.2)	(4.0)
Flow sales of servicing rights(1)	(5.3)	(4.3)
Run-off(2)	(4.5)	(6.8)

Ending servicing portfolio	$18.5	$26.2

Number of loans (end of period)	144,529	205,463
Average loan size	$127,668	$127,500
Weighted average coupon rate	5.73%	5.75%
Percent Government National Mortgage Association (GNMA) and state housing programs	23	30
Percent conventional and other	77	70
Delinquency ratio	4.7	4.6
Mortgage servicing assets to related servicing portfolio(3)	1.39	1.20

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets, and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.

     We record originated mortgage servicing assets at allocated cost basis when the loans are sold and record purchased servicing assets at fair value. Thereafter, servicing rights are accounted for at the lower of their cost or fair value. We record a valuation allowance for any impairment on a disaggregated basis. We determine fair value on a monthly basis based on a discounted cash flow analysis. These cash flows are projected over the life of the servicing using prepayment, default, discount rate and cost to service assumptions that we believe market participants would use to value similar assets. We then assess these modeled assumptions for reasonableness through independent third-party valuations, periodic servicing asset sales and through the use of industry surveys. At September 30, 2005, we estimated the fair value of these assets to be $274 million in the aggregate, or $15 million greater than the carrying value on the balance sheet. The difference between carrying value and market value is the result of a cap under generally accepted accounting principles at the lower of cost or market for these assets. At December 31, 2004, we estimated the fair value of these assets to be $321 million in the aggregate, or $2 million greater than the carrying value on the balance sheet.
Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Selected Income Statement Data:
Interest income	$47,891	$33,245	$129,074	$91,237
Interest expense	(19,252)	(9,878)	(48,899)	(26,133)

Net interest income	28,639	23,367	80,175	65,104
Provision for loan and lease losses	(1,361)	(607)	(3,936)	(2,557)
Other income	4,442	3,889	12,629	13,726

Total net revenue	31,720	26,649	88,868	76,273
Operating expense	(19,291)	(17,413)	(57,889)	(48,361)

Income before taxes	12,429	9,236	30,979	27,912
Income taxes	(4,795)	(3,719)	(12,262)	(11,208)

Net income	$7,634	$5,517	$18,717	$16,704

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$3,177,757	$2,622,877
Securities and short-term investments (1)	421,395	327,664
Loans and leases	2,618,692	2,223,474
Allowance for loan and lease losses	(24,421)	(22,230)
Deposits	2,916,735	2,390,839
Shareholder’s equity	172,355	143,580
Year to Date Daily Averages
Assets	$2,931,922	$2,476,835
Securities and short-term investments	431,629	296,716
Loans and leases	2,392,486	2,094,190
Allowance for loan and lease losses	(23,343)	(22,304)
Deposits	2,684,994	2,258,538
Shareholder’s equity	146,556	147,759
Shareholder’s equity to assets	5.00%	5.97%

(1)	Includes $383 million and $293 million of inter-company investments at September 30, 2005 and December 31, 2004, respectively, that are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.

Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. On September 1, 2005, we changed the designation of the headquarters of Irwin Union Bank , F.S.B. from Louisville, Kentucky to Columbus, Indiana. We continue to maintain the branch in Louisville.
Net Income
     Commercial banking net income of $7.6 million during the third quarter of 2005 compared to $5.5 million for the same period in 2004. Year-to-date net income totaled $18.7 million in 2005 compared to net income of $16.7 million in 2004. The increase in 2005 net income is attributable to increased net interest income which was driven primarily by loan growth.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net interest income	$28,639	$23,367	$80,175	$65,104
Average interest earning assets	2,967,687	2,482,449	2,824,579	2,334,660
Net interest margin	3.83%	3.74%	3.80%	3.72%
     Net interest income was $29 million for the third quarter of 2005, an increase of 23% over third quarter of 2004. Net interest income year to date in 2005 also improved 23% over the same period in 2004. The 2005 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin, the ratio of net interest income divided by average interest earning assets, for the three months ended September 30, 2005 was 3.83%, compared to 3.74% for the same period in 2004. Year-to-date net interest margin for 2005 was 3.80%, compared to 3.72% for 2004.
Provision for Loan and Lease Losses
     During the third quarter, provision for loan and lease losses increased to $1.4 million compared to $0.6 million during the same period in 2004. Year-to-date provision for loan and lease losses increased to $3.9 million during 2005, compared to a provision of $2.6 million during the same period in 2004. The increased provision relates primarily to portfolio growth and is aligned with our on-going expectations. See further discussion in the “Credit Quality” section below.

Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Trust fees	$486	$438	$1,494	$1,433
Service charges on deposit accounts	1,002	1,215	3,008	3,964
Insurance commissions, fees and premiums	354	482	1,314	1,568
Gain from sales of loans	956	616	2,380	2,323
Loan servicing fees	371	353	1,092	1,020
Amortization of servicing assets	(354)	(323)	(981)	(1,204)
Recovery (impairment) of servicing assets	345	(247)	248	341
Brokerage fees	376	299	980	1,148
Derivative loss	(336)	—	(263)	—
Other	1,242	1,056	3,357	3,133

Total noninterest income	$4,442	$3,889	$12,629	$13,726

     Noninterest income during the three months ended September 30, 2005 increased 14% over 2004, although year-to-date noninterest income decreased 8% over the same period in 2004. This year-to-date decrease was in part due to lower service charges on deposit accounts. The lower charges resulted from higher earnings credits on commercial customer accounts due to increasing interest rates. The commercial banking line of business has a first mortgage servicing portfolio totaling $462 million at September 30, 2005, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market. Market value is estimated at September 30, 2005 to be $4.7 million.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	June 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Salaries and employee benefits	$11,897	$11,124	$36,207	$30,111
Other expenses	7,394	6,289	21,682	18,250

Total operating expenses	$19,291	$17,413	$57,889	$48,361

Efficiency ratio	58.3%	63.9%	62.4%	61.4%
Number of employees at period end(1)			561	444

(1)	On a full time equivalent basis.
     Operating expenses for the three and nine months ended September 30, 2005 totaled $19.3 million and $57.9 million, an increase of 11% and 20% over the same periods in 2004, respectively. The increase in operating expenses is primarily due to higher personnel costs related to recent office expansions, the latest of which is a new branch of Irwin Union Bank, F.S.B. in Costa Mesa, California.
Balance Sheet
     Total assets at September 30, 2005 were $3.2 billion compared to $2.6 billion at December 31, 2004. Year-to-date earning assets as of September 30, 2005 averaged $2.8 billion compared to $2.4 billion for the year 2004. The most significant components of the increase in 2005 were loan growth and inter-company investments that are eliminated in consolidation. These investments are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its loan deployment needs. The funds have been redeployed in earning assets at our other lines of business. Average core deposits for the third quarter of 2005 totaled $2.4 billion, an annualized increase of 7% over average core deposits in the second quarter 2005.

Credit Quality
     Nonperforming assets to total assets and the allowance for loan losses to total loans both decreased at September 30, 2005, compared to December 31, 2004. The increase in other real estate owned relates primarily to the addition of one property carried at $3.7 million. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$20,904	$21,247
Other real estate owned	5,039	1,533

Total nonperforming assets	$25,943	$22,780

Nonperforming assets to total assets	0.82%	0.87%
Allowance for loan losses	$24,421	$22,230
Allowance for loan losses to total loans	0.93%	1.00%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for loan losses	$1,361	$607	$3,936	$2,557
Net charge-offs	590	611	1,745	2,567
Annualized net charge-offs to average loans	0.09%	0.11%	0.10%	0.17%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
		(Restated)		(Restated)
Selected Income Statement Data:
Net interest income	$23,400	$26,367	$65,025	$77,221
(Provision) recovery for loan and lease losses	(3,113)	232	(9,665)	(4,961)
Other income	7,825	14,270	30,189	45,896

Total net revenue	28,112	40,869	85,549	118,156
Operating expense	(24,372)	(29,050)	(79,267)	(81,291)

Income before taxes	3,740	11,819	6,282	36,865
Income taxes	(1,503)	(4,773)	(2,537)	(14,805)

Net income	$2,237	$7,046	$3,745	$22,060

Selected Operating Data:
Loan volume:
Lines of credit	$84,142	$172,724	$366,915	$402,361
Loans	359,464	224,052	1,006,587	705,115
Net home equity charge-offs to average managed portfolio	0.44%	1.42%	0.70%	2.56%
Gain on sale of loans to loans sold	2.48%	2.08%	2.72%	2.42%

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
		(Restated)
Selected Balance Sheet Data at End of Period:
Total assets	$1,584,416	$992,979
Home equity loans and lines of credit (1)	635,435	590,175
Allowance for loan and lease losses	(18,343)	(11,330)
Home equity loans held for sale	807,673	227,740
Residual interests	23,720	51,542
Mortgage servicing assets	38,950	44,000
Short-term borrowings	825,613	359,902
Collateralized debt	524,875	352,625
Shareholders’ equity	136,203	136,260
Shareholders’ equity to assets	8.60%	13.72%
Selected Operating Data at End of Period:
Total managed portfolio balance	$1,577,238	$1,147,137
Delinquency ratio (2)	2.9%	4.8%
Weighted average coupon rate:
Lines of credit	9.76%	9.18%
Loans	9.90	11.87

(1)	Includes $550 million and $361 million of collateralized loans at September 30, 2005 and December 31, 2004, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

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
     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV, or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the nine-month period ended September 30, 2005, HLTV home equity loans constituted 32% of our loan originations and 43% of our managed portfolio for this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 71%, or $1.1 billion, of our home equity managed portfolio at September 30, 2005 was originated with early repayment provisions, reflecting such customer choice.
     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines, deposits, or secured, term financings. In addition to managing the balance sheet through loan sales, we would continue to consider the sale of certain other assets such as residual assets and mortgage servicing rights. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital ratios. In addition, regulated banks are prohibited from holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90 percent. This limitation also factors into our sale decisions. Our long-term expectations for whole loan sales relative to originations are in the range of 60%. We generally retain the servicing rights for the loans we sell.
Portfolio Mix
     Our home equity lending line of business blends aspects of the credit card and mortgage banking industries. The home equity products are designed to appeal to homeowners who have high levels of unsecured (credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans using unsecured debt criteria, while adjusting for relative risk by LTV level and credit profile through our pricing. We believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business to avoid concentrations that may be subject to local real estate market inflation. The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of September 30, 2005 :

			Weighted
			Average
	Amount	% of Total	Coupon
	(In thousands)
Home equity loans ≤ 100% CLTV	$509,505	32.30%	7.61%
Home equity lines of credit ≤ 100% CLTV	351,327	22.28	8.31

Total ≤ 100% CLTV	860,832	54.58	7.90
Home equity loans > 100% CLTV	507,234	32.16	12.43
Home equity lines of credit > 100% CLTV	159,198	10.09	12.63

Total > 100% CLTV	666,432	42.25	12.47
First mortgages	37,707	2.39	6.90
Other	12,267	0.78	13.89

Total managed portfolio (1)	$1,577,238	100.00%	9.85%

(1)	We define our “Managed portfolio” as the portfolio ($1.6 billion) that we service and on which we carry credit risk. At September 30, 2005, we also serviced another $1.8 billion of loans for which the credit risk is held by others.

     The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of September 30, 2005 and December 31, 2004:

	September 30,	December 31,
State	2005	2004
California	12.6%	15.4%
Michigan	8.2	6.0
Florida	7.1	7.4
Pennsylvania	5.6	4.8
Colorado	5.6	4.7
All other states	60.9	61.7

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,577,238	$1,147,137
Loan Volume
     The following table shows the geographic composition of our home equity loan originations on a percentage basis for the periods indicated:

	For the Three Months Ended
	September 30,
State	2005	2004
California	13.7%	20.1%
Michigan	9.7	6.6
Florida	8.5	6.8
Virginia	5.5	6.0
Pennsylvania	5.4	4.9
All other states	57.2	55.6

Total	100.0%	100.0%

Total originations	$443,606	$396,776

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended September 30,
Product	2005	2004
	(Funding amount in thousands)
First mortgage loans
Funding Amount	26,381	17,166
Weighted Average Disposable Income	7,300	4,716
Weighted Average FICO score	685	685
Weighted Average Coupon	7.14%	7.32%

Home equity loans up to 100% CLTV
Funding Amount	218,020	78,358
Weighted Average Disposable Income	4,981	5,063
Weighted Average FICO score	724	709
Weighted Average Coupon	7.37%	8.27%

Home equity loans up to 125% CLTV
Funding Amount	115,063	128,528
Weighted Average Disposable Income	4,199	4,214
Weighted Average FICO score	688	683
Weighted Average Coupon	11.88%	12.08%

Home equity lines of credit up to 100% CLTV
Funding Amount	72,987	143,147
Weighted Average Disposable Income	6,286	5,798
Weighted Average FICO score	698	698
Weighted Average Coupon	7.63%	6.16%

Home equity lines of credit up to 125% CLTV
Funding Amount	11,154	29,577
Weighted Average Disposable Income	4,608	4,293
Weighted Average FICO score	699	696
Weighted Average Coupon	12.16%	10.25%

All Products
Funding Amount	443,606	396,776
Weighted Average Disposable Income	5,141	4,912
Weighted Average FICO score	707	695
Weighted Average Coupon	8.69%	8.85%
Net Income
     Our home equity lending business recorded net income of $2.2 million during the three months ended September 30, 2005, compared to net income for the same period in 2004 of $7.0 million. Year-to-date income of $3.7 million was recorded through September 30, 2005, compared to net income of $22.1 million during the same period a year earlier. The 2005 decline in net income was primarily attributable to lower net interest margin from the origination of higher credit quality loans, lower gains on sales of loans, lower trading gains related to residual interests, and an increase in loss provision. The lower level of loan sales reflected our interest during the first nine months of 2005 in growing our home equity portfolio.

Net Revenue
     Net revenue for the three and nine months ended September 30, 2005 totaled $28 million and $86 million, respectively, compared to net revenue for the same periods in 2004 of $41 million and $118 million. Higher servicing asset amortization reduced net revenues in 2005 compared to 2004 as a result of the growth in the servicing portfolio. In addition, net interest income declined in 2005 due to shrinking net interest margins. Another contributing factor to the decline in revenues is the decrease in trading gains with respect to residual interests.
     During the third quarter of 2005, our home equity lending business produced $444 million of home equity loans, compared to $397 million during the same period in 2004. Our home equity lending business had $1.4 billion of net loans and loans held for sale at September 30, 2005, compared to $0.8 billion at December 31, 2004. During the third quarter of 2005, the home equity business reclassified $0.2 billion of loans held for investment to loans held for sale. This modification results from a strategic decision to sell more home equity product in future quarters. Included in the loan balance at September 30, 2005 were $0.5 billion of loans pledged as collateral for secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
		(Restated)		(Restated)
Net interest income	$23,400	$26,367	$65,025	$77,221
(Provision for) recovery of loan losses	(3,113)	232	(9,665)	(4,961)
Gain on sales of loans	3,734	8,438	15,863	20,163
Loan servicing fees	10,689	7,726	29,732	21,917
Amortization of servicing assets	(8,682)	(4,975)	(22,272)	(13,927)
Recovery (impairment) of servicing assets	541	(449)	905	394
Trading gains	324	4,310	3,120	15,640
Derivative gains	268	(979)	605	1,076
Other income	951	199	2,236	633

Total net revenue	$28,112	$40,869	$85,549	$118,156

     Net interest income decreased to $23 million for the three months ended September 30, 2005, compared to $26 million for the same period in 2004. Year-to-date net interest income for 2005 was $65 million, compared to $77 million for 2004. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. The decrease in the net interest income in 2005 is primarily due to shrinking net interest margins and product mix.
     Year-to-date provision for loan losses increased to $10 million during 2005, compared to $5 million during the same period in 2004. The increased provision relates to the buildup of the home equity on-balance sheet loan portfolio. Included in the third quarter provision is approximately $0.6 million that relates to hurricane Katrina and Rita related exposures.
     Gains on sales of loans for the three months ended September 30, 2005 totaled $4 million, compared to $8 million during the same period in 2004. Gains on sales of loans for the nine months ended September 30, 2005 totaled $16 million, compared to $20 million for the same period in 2004. The decrease in gains in the third quarter of 2005 relates to the lower volume of loan sales. We completed whole loan sales during the third quarter of 2005 of $151 million resulting in a gain on sale of loans of $4 million, compared to $8 million in gain on the sale of $405 million of loans during the same period in 2004. The gain on sales of loans relative to the principal balance of loans sold increased during the third quarter 2005 compared to 2004 due to product mix and related loan yields.
     Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At September 30, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. During the third quarter of 2005, we collected $0.9 million in cash from these ISFs, compared to $0.2 million during the year-earlier period.

     These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs are estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market basis. Therefore if the fair value of the ISFs in subsequent periods exceed cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due.
     When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is received.
     Loan servicing fees totaled $11 million during the third quarter of 2005, compared to $8 million during the same period in 2004. Year to date, loan servicing fees totaled $30 million, compared to $22 million during the same period in 2004. The increase in loan servicing fees in 2005 relates to higher prepayment penalty income and increased servicing income on our servicing portfolio. The servicing portfolio underlying the mortgage servicing asset increased to $2.3 billion at September 30, 2005 from $2.2 billion at September 30, 2004.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing assets using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At September 30, 2005, net servicing assets totaled $39 million, compared to a balance of $44 million at December 31, 2004. Year-to-date servicing asset amortization net of impairment recovery totaled $21 million during 2005, compared to $14 million for the nine months ended September 30, 2004. Increased amortization resulted from the growth in the servicing portfolio underlying the mortgage servicing asset and increased prepayment speeds.
     Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $0.3 million in the third quarter of 2005, compared to gains of $4 million for the same period in 2004. Year-to-date trading gains totaled $3 million for 2005, compared to gains of $16 million for the same period in 2004. The $24 million valuation at September 30, 2005 reflects $26 million of anticipated undiscounted cash flows of which $22 million represents existing securitization overcollateralization and reserve funds, and the remaining $4 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future. These adjustments could have a material effect on our earnings. Our forward loss assumptions are reevaluated monthly and, as such, our residual asset valuations will be adjusted monthly to reflect changes in actual and expected loss rates in our portfolio.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
		(Restated)		(Restated)
Salaries and employee benefits	$15,701	$18,627	$50,193	$52,618
Other	8,671	10,423	29,074	28,673

Total operating expenses	$24,372	$29,050	$79,267	$81,291

Number of employees at period end (1)			616	681

(1)	On a full time equivalent basis .
     Operating expenses were $24 million and $79 million for the three and nine months ended September 30, 2005, compared to $29 million and $81 million for the same periods in 2004. 2004 included higher compensation expense, workers’ compensation adjustments, and certain litigation accruals.

Home Equity Servicing
     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. Generally accepted accounting principles require us to book a servicing asset under both “SFAS 140” and the “secured financing” structures. The total servicing portfolio was $3.4 billion at September 30, 2005 and $2.8 billion at December 31, 2004. For whole loans sold with servicing retained totaling $1.4 billion at September 30, 2005 and unchanged from December 31, 2004, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at September 30, 2005 was $39 million, down from $44 million at December 31, 2004 reflecting amortization and run-off.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.4 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.1 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans are categorized as “owned residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months. In both cases, we retain credit and interest rate risk.
     In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $1.1 billion of loans at September 30, 2005 and $1.0 billion of loans at December 31, 2004 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold is one factor that effects the valuation of the incentive servicing fee, we do not have direct credit risk in these pools.
     The following table sets forth certain information for each of these portfolios.

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,577,238	$1,147,137
30 days past due	2.92%	4.76%
90 days past due	1.02	1.60
Annualized QTD Net Chargeoff Rate	0.44	1.85

Unsold Loans
Total Loans(1)	$1,430,131	$814,595
30 days past due	2.01%	1.93%
90 days past due	0.76	0.78
Annualized QTD Net Chargeoff Rate	0.36	0.79
Loan Loss Reserve	$18,343	$11,330

Owned Residual
Total Loans	$147,106	$332,542
30 days past due	11.75%	11.71%
90 days past due	3.52	3.61
Annualized QTD Net Chargeoff Rate	1.06	4.48
Residual Undiscounted Losses	$2,680	$11,323

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$1,118,506	$1,023,585
30 days past due	3.20%	3.11%
90 days past due	1.09	1.10

(1)	Excludes deferred fees and costs.

     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions.
Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$8,959	$7,058	$24,499	$20,692
Provision for loan and lease losses	(1,481)	(1,589)	(4,801)	(4,777)
Noninterest income	2,313	1,366	5,573	4,437

Total net revenue	9,791	6,835	25,271	20,352
Operating expense	(5,413)	(4,914)	(17,246)	(14,177)

Income before taxes	4,378	1,921	8,025	6,175
Income taxes	(1,840)	(810)	(3,362)	(4,040)

Net income	$2,538	$1,111	$4,663	$2,135

Selected Operating Data:
Net charge-offs	$1,052	$1,958	$3,869	$4,303
Net interest margin	4.95%	5.25%	4.86%	5.53%
Total funding of loans and leases	$119,345	$90,966	$312,980	$251,204
Loans sold	19,804	3,863	34,232	27,497

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$774,072	$636,604
Loans and leases	754,214	625,140
Allowance for loan and lease losses	(10,366)	(9,624)
Shareholders’ equity	69,477	55,993
Shareholders’ equity to assets	8.98%	8.80%
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
Net Income
     During the three months ended September 30, 2005, the commercial finance line of business recorded net income of $2.5 million, compared to $1.1 million for the same period in the prior year. Year to date, the commercial finance line of business earned $4.7 million compared to $2.1 million during the same period in the prior year. The 2005 improvement in net income is attributable primarily to higher net interest income related growth in our commercial finance portfolio and higher gains on sales of loans. Also contributing to the increase is a lower effective tax rate. Net income in 2004 was negatively affected by a one-time income tax charge of $1.7 million.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net interest income	$8,959	$7,058	$24,499	$20,692
Average interest earning assets	717,364	536,882	673,852	504,290
Net interest margin	4.95%	5.23%	4.86%	5.48%
     Net interest income was $9 million for the quarter ended September 30, 2005, an increase of 27% over 2004. Year to date net interest income was $24 million, compared to $21 million in 2004. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $754 million at September 30, 2005, an increase of 21% over year-end 2004 and an increase of 35% over September 30, 2004. This line of business originated $119 million and $313 million in loans and leases during the third quarter and year-to-date 2005, compared to $91 million and $251 million during the same periods of 2004.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the third quarter of 2005 was 4.95%, compared to 5.23% in 2004 for the same period. The decrease in 2005 margin is due primarily to increased cost of funds.
Provision for Loan and Lease Losses
     Quarter-to-date provision for loan and lease losses decreased from $1.6 million during the third quarter of 2004 to $1.5 million during the third quarter of 2005. Year-to-date provision for loan and lease losses was $4.8 million during 2005 unchanged from the same period in 2004. We believe this segment has negligible exposure to losses arising from hurricanes Katrina and Rita.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Gain on sales of loans	1,530	225	2,313	1,404
Derivative losses, net	(227)	(225)	(533)	(574)
Other	1,010	1,366	3,793	3,607

Total noninterest income	$2,313	$1,366	$5,573	$4,437

     Noninterest income during the three months ended September 30, 2005 increased 69% over the same period in 2004. Year to date, noninterest income was $6 million, compared to $4 million for the same period of 2004. The majority of the increase in the third quarter of 2005 relates to gain on sales of loans at our franchise channel.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Salaries and employee benefits	$4,680	$3,646	$13,037	$10,486
Other	733	1,268	4,209	3,691

Total operating expenses	$5,413	$4,914	$17,246	$14,177

Number of employees at period end(1)			179	156

(1)	On a full time equivalent basis.
     Operating expenses for the third quarter and year to date during 2005 totaled $5.4 million and $17.2 million, respectively, an increase of 10% and 22% over the same periods in 2004. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation cost related to the achievement of profitability.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at September 30, 2005 of $4.0 million, up slightly from $3.9 million at December 31, 2004. Net charge-offs recorded by this line of business totaled $1.1 million for the third quarter of 2005, compared to $2.0 million for the third quarter of 2004. Net charge-offs year to date were $3.9 million, down from the $4.3 million net charge-offs recorded in the same period of 2004. Our allowance for loan and lease losses at September 30, 2005 totaled $10.4 million, representing 1.37% of loans and leases, compared to a balance at December 31, 2004 of $9.6 million, representing 1.54% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$3,961	$3,936
Allowance for loan losses	10,366	9,624
Allowance for loan losses to total loans	1.37%	1.54%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Provision for loan losses	$1,481	$1,589	$4,801	$4,777
Net charge-offs	1,052	1,958	3,869	4,303
Annualized net charge-offs to average loans	0.58%	1.47%	0.77%	1.16%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Domestic franchise loans	$301,924	$243,859
Weighted average yield	8.51%	8.11%
Delinquency ratio	0.35	0.35
Domestic leases	$183,767	$149,999
Weighted average yield	8.53%	8.95%
Delinquency ratio	1.23	1.09
Canadian leases(1)	$268,524	$231,282
Weighted average yield	9.26%	9.77%
Delinquency ratio	0.43	0.82

(1)	In U.S. dollars.
Parent and Other
     Parent company and other businesses recorded net income of $0.2 million in the third quarter of 2005 and a net loss of $1.0 million for the year-to-date period. This compares to losses of $1.4 million and $5.7 million during the same periods in 2004. The results at the parent company primarily consist of operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Parent company operating results include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the nine month period ended September 30, 2005, we allocated $13 million of these interest charges to our subsidiaries, compared to $10 million during 2004.
     Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation. During the third quarter of 2005, we released $1.8 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures. The majority of the reserves related to our 2001 tax returns. The statute on these returns expired during the third quarter of 2005 triggering the reversal of these reserves.
     We recorded a pre-tax charge of $1.9 million during the third quarter to write-off capitalized issuance expenses related to Irwin Capital Trust II which was called and retired during the third quarter.
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
     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer with expertise specific to the product line. The segments manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Audit and Risk Management Committee.
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
     Net charge-offs for the three months ended September 30, 2005 were $3 million, or 0.3% of average loans, compared to $4 million, or 0.5% of average loans during the same period in 2004. Year-to-date net charge-offs were $8 million, compared to $17 million during the same period in 2004. The decrease in charge-offs is a result of improvements in credit quality associated with tighter underwriting guidelines in our home equity business and an improving economy. At September 30, 2005, the allowance for loan and lease losses was 1.3% of outstanding loans and leases, unchanged from December 31, 2004.
     Total nonperforming loans and leases at September 30, 2005 were $37 million compared to $34 million at December 31, 2004. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2005 were 0.9%, compared to 1.0% at December 31, 2004. Other real estate we owned totaled $13 million at September 30, 2005, up from $9 million at December 31, 2004. Total nonperforming assets at September 30, 2005 were $50 million, or 0.8% of total assets compared to nonperforming assets at December 31, 2004, of $45 million, or 0.9% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2005	2004
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$—	$—
Real estate mortgages	—	219
Consumer loans	599	426
Commercial financing:
Franchise financing	—	—
Domestic leasing	45	—
Canadian leasing	29	12

	673	657

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	19,199	20,394
Real estate mortgages	11,883	8,590
Consumer loans	1,106	128
Commercial financing:
Franchise financing	745	1,193
Domestic leasing	1,423	1,029
Canadian leasing	1,719	1,702

	36,075	33,036

Total nonperforming loans and leases	36,748	33,693

Nonperforming Loans held for Sale not guaranteed	888	2,066
Other real estate owned	12,692	9,427

Total nonperforming assets	$50,328	$45,186

Nonperforming loans and leases to total loans and leases	0.9%	1.0%

Nonperforming assets to total assets	0.8%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at September 30, 2005 and December 31, 2004 were held at our lines of business as follows:

	September 30,	December 31,
	2005	2004
	(In millions)
• Mortgage banking	$4.7	$8.5
• Commercial banking	25.9	22.8
• Home equity lending	15.7	10.0
• Commercial finance	4.0	3.9
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2005, the ratio of loans and loans held for sale to total deposits was 135%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.8 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.8 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loan to deposit ratio at September 30, 2005 was 98%.
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
     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits include deposits less the sum of: jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, (although the escrow deposits exhibit core-like maturity characteristics). Core deposits totaled $2.5 billion at September 30, 2005, compared to $2.2 billion at December 31, 2004.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At September 30, 2005, these deposit types totaled $2.0 billion, an increase of $0.1 billion from December 31, 2004. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis, we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.3 billion at September 30, 2005, no change from December 31, 2004. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at September 30, 2005, an increase of $0.3 billion from December 31, 2004.
     Escrow account deposits are related to the servicing of our first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At September 30, 2005 these escrow balances totaled $0.6 billion, a decrease of $0.1 billion from December 31, 2004.

     Short-term borrowings consist of borrowings from several sources. One of our largest borrowing sources is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2005, FHLBI borrowings outstanding totaled $0.3 billion, an increase of $0.2 billion from December 31, 2004. We had sufficient collateral pledged to FHLBI at September 30, 2005 to borrow an additional $0.7 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At September 30, 2005, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $150 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $161 million outstanding out of $225 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $50 million committed borrowing facility

•	Warehouse lines of credit to fund Canadian sourced small ticket leases: $205 million outstanding on $291 million of borrowing facilities
     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At September 30, 2005, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:
•	Committed warehouse sale facility: $220 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: none unsettled on a $150 million facility

•	Investor warehouse sale facility: $124 million unsettled
Interest Rate Risk
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value to changes in interest rates.
     An asset/liability management committee (ALMC) at each of our four primary lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. Our corporate-level ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented at each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, deposit rate sensitivity for non-maturity transaction accounts, caps and floors on some variable rate instruments, fee income and a comprehensive mark-to-market valuation process. We re-evaluate risk measures and assumptions regularly and enhance modeling tools as needed.
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
     Our mortgage, commercial banking and home equity lines of business all assume interest rate risk by holding mortgage servicing rights (MSRs). These assets are recorded at lower of cost or fair market value. Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decisions on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:
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
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2005. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2005, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of September 30, 2005, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/–2%” and “+/–1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain options in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.

Economic Value Change Method

	Present Value at September 30, 2005
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$4,312,809	$4,268,995	$4,223,599	$4,178,117	$4,133,266
Loans held for sale	1,607,556	1,601,313	1,592,646	1,578,571	1,561,614
Mortgage servicing rights	154,356	208,118	317,693	392,263	432,500
Residual interests	30,995	30,474	29,883	29,388	28,541
Interest sensitive financial derivatives	36,280	36,806	3,747	(56,442)	(126,741)

Total interest sensitive assets	$6,141,996	$6,145,706	$6,167,568	$6,121,897	$6,029,180

Interest Sensitive Liabilities
Deposits	$(4,087,086)	$(4,055,850)	$(4,031,595)	$(4,009,446)	$(3,990,138)
Short-term borrowings (1)	(751,846)	(751,077)	(750,340)	(749,628)	(748,938)
Long-term debt	(810,213)	(799,337)	(786,383)	(771,789)	(754,675)

Total interest sensitive liabilities	$(5,649,145)	$(5,606,264)	$(5,568,318)	$(5,530,863)	$(5,493,751)
Net market value as of September 30, 2005	$492,851	$539,442	$599,250	$591,034	$535,429

Change from current	$(106,399)	$(59,808)	$—	$(8,216)	$(63,821)

Net market value as of June 30, 2005	$522,235	$467,611	$487,372	$531,054	$531,397

Potential change	$34,863	$(19,761)	$—	$43,682	$44,025

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document
GAAP-Based Value Change Method

	Present Value at September 30, 2005
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	$1,565,460	$1,565,460	$1,565,460	$1,551,386	$1,534,428
Mortgage servicing rights	$154,605	$207,511	$302,373	$326,255	$332,129
Residual interests	$30,995	$30,474	$29,883	$29,388	$28,541
Interest sensitive financial derivatives	$36,280	$36,806	$3,747	$(56,442)	$(126,741)

Total interest sensitive assets	$1,787,340	$1,840,251	$1,901,463	$1,850,587	$1,768,357

Interest Sensitive Liabilities
Deposits (1)	$—	$—	$—	$—	$—
Short-term borrowings (1)	$—	$—	$—	$—	$—
Long-term debt (1)	$—	$—	$—	$—	$—

Total interest sensitive liabilities (1)	$—	$—	$—	$—	$—
Net market value as of September 30, 2005	$1,787,340	$1,840,251	$1,901,463	$1,850,587	$1,768,357

Potential change	$(114,123)	$(61,212)	$—	$(50,876)	$(133,106)

Net market value as of June 30, 2005	$1,397,764	$1,351,164	$1,386,733	$1,376,200	$1,344,554

Potential change	$11,031	$(35,569)	$—	$(10,533)	$(42,179)

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
     Our Board of Directors has ultimate accountability for the level of operational risk assumed by us. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established and continue to improve a control environment that encourages a high degree of awareness and proactively alerting senior management and the Board to potential control issues on a timely basis.
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at September 30, 2005 and December 31, 2004, respectively, were $864 million and $720 million. We had $22 million and $25 million in irrevocable standby letters of credit outstanding at September 30, 2005 and December 31, 2004, respectively.

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
     We entered into interest rate swaps that met the criteria for the application of SFAS 133 fair value hedge treatment accounting. These swaps have a notional amount (which does not represent the amount of risk) of $267 million to hedge a fixed rate certificate of deposits. We recognized a gain of $0.1 million included in “interest expense” year to date ending September 30, 2005 related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon three-month LIBOR.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation) that are denominated in Canadian dollars. We had a notional amount of $42 million in forward contracts outstanding as of September 30, 2005. So far in 2005 we recognized losses on these contracts of $1.5 million These contracts are marked-to-market with gains and losses included in “Derivative gains or losses” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $1.7 million year to date ending September 30, 2005.
     We enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.2 billion at September 30, 2005. The closed mortgage loans hedged by forward contracts qualify for “fair value” hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at period end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts at September 30, 2005 was $5.8 million and the hedge ineffectiveness year to date in 2005 resulted in a loss of $2.5 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”
     We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. Year to date, a net decrease in fair value of these derivatives totaling $5.1 million was recorded in “Gain from sale of loans.” At September 30, 2005, we had a notional amount of rate lock commitments outstanding totaling $1.0 billion with a fair value of $(2.9) million. Notional amounts do not represent the amount of risk.
     Our commercial finance line of business delivers fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.
•	We deliver fixed rate leases into a second commercial paper conduit. Although the leases and funding are in Canadian dollars (CAD), the interest rate mismatch is similar in nature to that described above. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of September 30, 2005, the commercial paper conduit was providing $171 million of variable rate funding. In total, our interest rate swaps were effectively converting $158 million of this funding to a fixed interest rate. The year-to-date losses on these swaps at September 30, 2005 were $0.1 million.

•	In two instances, this funding mismatch is partially mitigated by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against a large increase in short-term interest rates. As of September 30, 2005, the notional value and 2005 loss on the interest rate caps were $12 million and $2 thousand, respectively. As of September 30, 2005, the total notional amount and year-to-date gain on the Eurodollar futures were $20 million and $0.1 million, respectively.
     Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. We enter into Eurodollar futures contracts to manage such mismatches. The original positions taken are typically rebalanced quarterly. The current notional value outstanding is $194 million (which does not represent the amount at risk). As of September 30, 2005, the fair value and year-to-date gain recorded on these contracts were $0.4 million and $0.6 million, respectively.
     We also have a $110 million amortizing interest rate swap in which we pay a fixed rate of interest and receive floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value reported as a component of equity and amortized through interest expense during the matching periods.
     We manage the interest rate risk associated with our mortgage servicing rights at our mortgage banking and commercial banking lines of business through the use of swaptions and Eurodollar futures contracts. Both the options and futures contracts are marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At September 30, 2005, we held open swaption positions with a notional value (which does not represent the amount at risk) totaling $4.1 billion. As of September 30, 2005, we recorded year-to-date losses on swaptions, including premiums paid, of $59.5 million. We held no Eurodollar futures contracts at September 30, 2005, but we recorded losses of $44 thousand on contracts held during the year. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.
     At September 30, 2005, we had approximately $0.4 million of mortgage servicing rights at risk for each one basis point change in interest rates. This amount increases to approximately $1.1 million as interest rates decline by approximately 25 basis points from current rates at the end of the quarter and remains at $1.1 million over the next 50 basis points. As interest rates rise, our exposure declines to approximately $0.3 million within approximately 20 basis from then current rates at the end of September. Reflecting the $4 billion (notional) swaption positions we had as of September 30, 2005, we had constructed a corridor of relative rate neutrality for the net position of derivatives and mortgage servicing assets (MSRs) in a range of 45 basis points down and 55 up from September 30 spot rates. To create this corridor, we structured derivative coverage which will limit our GAAP impairment recovery should rates rise. Interest rates have in fact risen from the end of September to the time of this filing. Therefore, we adjusted our derivatives coverage to maintain our risk profile. Absent material basis risk, at the time of this filing, we currently have declining rate protection of approximately 55 basis points and rising rate protection of 30 basis points. Should rates move meaningfully again prior to quarter-end, we would expect to adjust our hedges accordingly. In addition, as rates rose during the third quarter of 2005 and have risen to this point in the fourth quarter of 2005, the economic value of the MSR has, for most GAAP-based risk stratum, exceeded the amortized cost basis of the asset. In order to record meaningful revenues due to this increase in economic value, we will need to sell servicing as our ability to recognize increased value is capped under GAAP to the lower of cost or market. In addition, it should be noted that the foregoing is a description of our net MSR/derivative profile at the time of this filing and is not necessarily predictive of conditions at the end of the fourth quarter 2005.
     Finally, while basis risk exhibits stability over longer periods of time, over shorter periods there can be separation in the relative spreads of interest rates and indices used to value mortgage servicing rights and the financial derivatives we use to hedge the change in value in mortgage servicing rights. At times this basis risk benefits us and at other times it does not. Furthermore, it is generally not possible for us to economically eliminate the basis risk between the interest rates or indices used to value mortgage servicing rights and the financial derivatives we use for hedging. It is possible, therefore, that our balanced revenue strategy may be successful as measured over several quarters or years, but may have market-based variances if measured over short periods such as quarters.

     The following table illustrates the changes in net impairment and hedge gain/losses by quarter for the mortgage lending line of business:

		Ending	Change in
		GNMA	GNMA	(Impairment)		Net
		Rate	Rate (in bps)	recovery	Hedge	Impairment
					(Dollars in millions)
Q1 02		6.66%	21	$10.7	$(8.1)	$2.6
Q2 02		6.08%	(58)	(48.0)	45.4	(2.6)

Q3 02		5.15%	(93)	(86.8)	81.2	(5.6)
Q4 02		5.02%	(13)	(19.4)	7.1	(12.3)

	Total 2002		(143)			$(17.9)

Q1 03		4.97%	(5)	$(2.0)	$0.3	$(1.7)
Q2 03		4.51%	(46)	(40.7)	28.9	(11.8)
Q3 03		4.99%	48	41.8	(27.6)	14.2
Q4 03		5.24%	25	46.2	(22.9)	23.3

	Total 2003		22			$24.0

Q1 04		4.90%	(34)	$(48.2)	$58.4	$10.2
Q2 04		5.54%	64	71.3	(57.8)	13.5
Q3 04		5.16%	(38)	(17.7)	22.6	4.9
Q4 04		5.05%	(11)	(9.7)	(4.2)	(13.9)

	Total 2004		(19)			$14.7

Q1 05		5.33%	28	32.5	(47.4)	$(14.9)
Q2 05		4.82%	(51)	(50.6)	23.7	(26.9)
Q3 05		5.29%	47	34.7	(35.6)	(0.9)
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 55 through 58.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. Based on the evaluation and due to the existence of the material weakness described below, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were not effective as of September 30, 2005 due to the existence of the material weakness further described below.
     Identification of Material Weakness – A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of September 30, 2005, the Corporation did not maintain effective controls over the selection and application of generally accepted accounting principles to incentive service fees received from whole loan sales to third parties. Specifically, the Corporation accounted for these incentive service fees as derivative financial instruments instead of mortgage service rights as required by generally accepted accounting principles. As described in Note 2 to the consolidated financial statements, this control deficiency will result in the restatement of the Corporation’s 2004 consolidated financial statements and the 2005 first and second quarter consolidated financial statements. In addition, this control deficiency could result in a misstatement to the derivative balance sheet and income statement accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness. In conjunction with the restatement of the December 31, 2004 annual consolidated financial statements, the Corporation is also reassessing its evaluation of internal control over financial reporting and disclosure controls and procedures as of December 31, 2004.
     Changes in Internal Control Over Financial Reporting – There were no changes in the Corporation’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 that occurred during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
Subsequent to September 30, 2005, the Corporation identified the material weakness above and began developing the appropriate additional controls to remediate the material weakness.
     As disclosed in our Report on Form 10-Q for the quarter ended June 30, 2005, toward the end of the second quarter of 2005 we discovered a fraud perpetrated by an employee at one of our subsidiaries. We identified a potential loss of $0.3 million (pre-tax) as a result of the incident and terminated the employee. The loss was fully reserved for in the second quarter of 2005 and actual charge-offs for this loss during the third quarter of 2005 were $0.3 million (pre-tax). We developed a project plan with respect to this matter to assess all internal controls identified as part of the process. As we have concluded our internal investigation, we have identified and are in the process of implementing some new controls and/or control enhancements and have some other controls under consideration. None of these controls materially affect or are reasonably likely to materially affect our internal control over financial reporting.

PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the period ended June 30, 2005, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     Stamper v. A Home of Your Own (action filed against Irwin Mortgage and other defendants by nine plaintiff borrowers in August 1998 in the Baltimore, Maryland, City Circuit Court alleging that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud; a jury verdict of $1.434 million was awarded against the defendants after which Irwin Mortgage received an adverse decision on appeal, and on further appeal received a decision affirming in part and reversing in part the decision of the Maryland Court of Special Appeals).
     Developments: On September 14, 2005, the parties settled this case, which resulted in payment by Irwin Mortgage to the plaintiffs of an amount less than that of the verdict.
     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (“Community”) (Hobson v. Irwin Union Bank and Trust Company and Kossler v. Community Bank of Northern Virginia, which seek class action status; and Chatfield v. Irwin Union Bank and Trust Company and Ransom v. Irwin Union Bank and Trust Company, which are individual actions – consolidated in the United States District Court for the Western District of Pennsylvania for pretrial proceedings by order of the Judicial Panel On Multidistrict Litigation on April 28, 2005; these lawsuits allege violations of the Truth-in-Lending Act, the Home Ownership and Equity Protection Act, the Real Estate Settlement Procedures Act, the Racketeer Influenced and Corrupt Organizations Act, other state law violations, and/or conversion in connection with loans Irwin Union Bank and Trust Company, our subsidiary, purchased from Community).
     Developments: On September 9, 2005, the Kossler plaintiffs filed a Third Amended Class Action Complaint. On October 21, 2005, Irwin filed a renewed motion seeking to dismiss the Kossler action.
     Litigation Related to NorVergence, Inc. (complaints, lawsuits and investigations in various jurisdictions in connection with the failure of NorVergence, Inc., a telecommunications company that assigned its leases to Irwin Commercial Finance Corporation, Equipment Finance (“Equipment Finance”) (formerly known as Irwin Business Finance), our indirect subsidiary, and other lenders; the actions against the lenders, including Equipment Finance, seek to void the lease contracts and stop collection efforts).
     Developments: Equipment Finance is pursuing discussions with most states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Equipment Finance has executed agreements with the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Equipment Finance to lease payments through January 31, 2005 on Florida leases. Equipment Finance has now reached agreement with a multi-state group of attorneys general, which is currently being documented. The agreement requires that NorVergence lessees in the states included in the agreement be offered the opportunity to pay Equipment Finance all amounts due under their leases through July 15, 2004, plus 15% of the then-outstanding balance in full satisfaction of their lease obligations.
     On June 16, 2005, the judge in the Exquisite Caterers lawsuit denied plaintiffs’ alternative motions for certification of either a nationwide class or a class of New Jersey residents only. Plaintiffs then filed a motion for reconsideration of the order denying certification of a class limited to New Jersey residents. At a hearing on September 14, 205, the judge granted plaintiffs’ motion for reconsideration and certified a class limited to New Jersey residents. Equipment Finance has fewer than ten lessees who may qualify as members of the New Jersey class certified in the Exquisite Caterers lawsuit.

     Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company. On August 12, 2005, our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”), were named as defendants in litigation seeking class action status in the United States District Court for the Northern District of California. The plaintiffs allege Irwin violated the Fair Credit Reporting Act (“FCRA”) by using or obtaining plaintiffs’ consumer reports for credit transactions not initiated by plaintiffs and for which they did not receive firm offers of credit. The plaintiffs also allege that Irwin failed to provide clear and conspicuous disclosures as required by the FCRA. The complaint seeks declaratory and injunctive relief, statutory damages of $1,000 per each separate violation and punitive damages for alleged willful violations of the FCRA. Plaintiffs filed an Amended Complaint on October 4, 2005. On October 18, 2005, Irwin moved to dismiss the Amended Complaint for failure to state a claim. Irwin believes it has strong defenses to plaintiffs’ claims; however, we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.
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

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, dated May 4, 2005.

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.).

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan revised August 24, 2005.

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada).

10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado.

10.25	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.26	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.27	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.28	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.29	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.30	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.31	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.32	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.33	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.34	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2002, File No. 000-06835.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 9, 2005	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER,
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL,
CORPORATE CONTROLLER, (Chief Accounting Officer)