Form 10-K/A
period 2004-12-31
IRWIN FINANCIAL CORP
filed 2006-02-03
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission file number 0-6835
IRWIN FINANCIAL CORPORATION
(Exact name of Corporation as Specified in its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	35-1286807 (I.R.S. Employer Identification No.)

500 Washington Street Columbus, Indiana (Address of Principal Executive Offices)	47201 (Zip Code)

(812) 376-1909 (Corporation’s Telephone Number, Including Area Code)	www.irwinfinancial.com (Web Site)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of Class:	Common Stock*
Title of Class:	10.50% Cumulative Trust Preferred Securities issued by IFC Capital Trust II and the guarantee with respect thereto.
Title of Class:	8.75% Cumulative Convertible Trust Preferred Securities issued by IFC Capital Trust III and the guarantee with respect thereto.
Title of Class	8.70% Cumulative Trust Preferred Securities issued by IFC Capital Trust VI and the guarantee with respect thereto.
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☑
     Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☑
     Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑     No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the Corporation is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☑     No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☑
     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2004, was approximately $460,798,377.
     The aggregate market value of the voting stock held by non-affiliates of the Corporation was $425,686,165 as of February 18, 2005. As of February 18, 2005, there were outstanding 28,506,964 common shares of the Corporation.
     * Includes associated rights.
Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting	Part III
Shareholders to be held April 7, 2005
Exhibit Index on Pages 121 through 123

EXPLANATORY NOTE
     This Report on Form 10-K/A amends the Company’s Annual Report on Form 10-K for the period ended December 31, 2004, as initially filed with the Securities and Exchange Commission on March 9, 2005. This restatement, which we announced on November 4, 2005, is a result of our correcting the accounting for incentive servicing fees as mortgage servicing rights rather than derivative instruments. See Note 2 — “Restatement of Financials” for additional information regarding this restatement and a summary of the impact of this restatement on our financial statements. Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the impact of the restatement. Item 9A — Controls and Procedures has also been amended to acknowledge the existence of a material weakness in our internal controls over financial reporting. In light of the restatement, we have made other adjusting entries to change the period in which the reversal of certain tax reserves were recorded from the first quarter of 2005 to the proper periods in 2004. These tax reserve adjustments were considered immaterial prior to the restatement. The Form 10-K has not been amended in any other respect except for certain minor conforming changes and the provision of updated certifications and signatures.
     The financial statements and related financial information for the affected periods contained in our Annual Report on Form 10-K for the period ended December 31, 2004 should no longer be relied upon.
FORM 10-K/A

PART I
Item 1. Business
General
     We are a diversified financial services company headquartered in Columbus, Indiana with $521.4 million of net revenues in 2004 and $5.2 billion in assets at December 31, 2004. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate five major lines of business: mortgage banking, commercial banking, home equity lending, commercial finance and venture capital. More recently, our venture capital business has assumed a lesser role in our consolidated results.
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
     Tier 1 capital, or core capital, consists of:
•	common stockholder’s equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $164 million qualified as Tier 1 capital as of December 31, 2004); and

•	minority interests in the common equity accounts of consolidated subsidiaries;

less

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets (including $19 million of disqualified Mortgage Servicing Assets (MSRs) as of December 31, 2004).

Tier 2 capital, or supplementary capital, consists of:

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments (including Trust Preferred securities, of which $69 million qualified as Tier 2 capital as of December 31, 2004);

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.
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
Stock Prices and Dividends:

					Total
	Price Range		Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year
2003
First quarter	20.12	15.95	19.49	$0.07
Second quarter	26.50	19.26	25.90	$0.07
Third Quarter	25.81	20.90	24.30	$0.07
Fourth Quarter	32.15	25.30	31.40	$0.07	$0.28
2004
First quarter	36.17	26.63	26.98	$0.08
Second quarter	27.43	23.10	26.40	$0.08
Third Quarter	27.58	25.05	25.82	$0.08
Fourth Quarter	28.85	23.80	28.39	$0.08	$0.32
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

Item 6. Selected Financial Data
Five-Year Selected Financial Data

	At or For Year Ended December 31,
	2004		2003		2002		2001		2000
			(Dollars in thousands except per share data)
	(Restated)
For the year:
Net revenues	$521,412		$530,445		$403,788		$387,019		$290,626
Noninterest expense	407,235		412,043		317,557		312,819		231,095

Income before income taxes	114,177		118,402		86,231		74,200		59,531
Provision for income taxes	45,732		45,585		33,398		28,859		23,865

Income before cumulative effect of change in accounting principle	68,445		72,817		52,833		45,341		35,666

Cumulative effect of change in accounting principle, net of tax	—		—		495		175		—

Net income	$68,455		$72,817		$53,328		$45,516		$35,666

Mortgage loan originations	$13,093,082		$22,669,246		$11,411,875		$9,225,991		$4,091,573
Home equity loan originations	1,442,314		1,133,316		1,067,227		1,149,410		1,225,955
Common Share Data:
Earnings per share:(1)
Basic	$2.42		$2.61		$1.99		$2.15		$1.70
Diluted	2.28		2.45		1.89		2.00		1.67
Cash dividends per share	0.32		0.28		0.27		0.26		0.24
Book value per share	17.61		15.36		12.98		10.81		8.92
Dividend payout ratio	13.24%		10.76%		14.01%		12.13%		14.13%
Weighted average shares — basic	28,274		27,915		26,823		21,175		20,973
Weighted average shares — diluted	31,278		30,850		29,675		24,173		21,593
Shares outstanding — end of period	28,452		28,134		27,771		21,305		21,026
At year end:
Assets	$5,235,820		$4,988,359		$4,910,392		$3,446,602		$2,425,690
Residual interests	56,101		71,491		157,514		199,071		152,614
Loans held for sale	890,711		883,895		1,314,849		502,086		579,788
Loans and leases	3,450,440		3,161,054		2,815,276		2,137,822		1,234,922
Allowance for loan and lease losses	44,443		64,285		50,936		22,283		13,129
Servicing assets	367,032		380,123		174,935		228,624		130,627
Deposits	3,395,263		2,899,662		2,693,810		2,308,962		1,442,589
Short-term borrowings	237,277		429,758		993,124		487,963		476,928
Collateralized debt	547,477		590,131		391,425		—		—
Other long-term debt(2)	270,172		270,184		30,070		30,000		30,000
Trust preferred securities(2)	—		—		233,000		198,500		153,500
Shareholders’ equity	501,185		432,260		360,555		231,665		188,870
Managed mortgage banking servicing portfolio	26,196,627		29,640,122		16,792,669		12,875,532		9,196,513
Selected Financial Data:
Performance Ratios:
Return on average assets	1.3%		1.4%		1.3%		1.5%		1.8%
Return on average equity	14.5		18.4		16.7		21.8		20.8
Net interest margin(3)	5.46		5.82		6.01		5.35		5.36
Noninterest income to revenues(4)	52.9		53.0		52.3		64.8		69.9
Efficiency ratio(5)	76.0		71.3		70.9		78.1		78.6
Loans and leases and loans held for sale to deposits(6)	91.4		94.1		89.9		79.1		85.6
Average interest-earning assets to average interest-bearing liabilities	132.4		132.2		121.7		117.2		113.5
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	1.3%		2.0%		1.8%		1.0%		1.1%
Non-performing loans and leases	131.9		144.9		163.6		116.3		181.8
Net charge-offs to average loans and leases	0.7		1.1		0.7		0.7		0.3
Non-performing assets to total assets	0.9		1.1		0.8		0.7		0.4
Non-performing assets to total loans and leases and other real estate owned	1.3		1.7		1.3		1.1		0.8
Ratio of Earnings to Fixed Charges:
Including deposit interest	2.2	x	2.2	x	1.9	x	1.6	x	1.6	x
Excluding deposit interest	3.4		3.1		3.0		2.5		2.5
Capital Ratios:
Average shareholders’ equity to average assets	9.0%		7.6%		8.0%		6.7%		8.5%
Tier 1 capital ratio	13.0		11.4		9.3		6.8		8.9
Tier 1 leverage ratio	11.6		11.2		9.7		9.4		12.4
Total risk-based capital ratio	15.9		15.1		13.2		10.8		13.6

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

(2)	At December 31, 2004 and 2003, the Trusts holding trust preferred securities were not consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” See “Collateralized and Other Long-Term Debt” and footnote 1 to the consolidated financial statements for further discussion.

(3)	Net interest income divided by average interest-earning assets.

(4)	Revenues consist of net interest income plus noninterest income.

(5)	Noninterest expense divided by net interest income plus noninterest income.

(6)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.
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
Valuation of Mortgage Servicing Rights
     Mortgage servicing rights are recorded at the lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired. We estimate the fair value of the servicing assets each month using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. The primary assumptions we use for valuing our mortgage servicing assets include prepayment speeds, default rates, cost to service and discount rates. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from independent valuation firms. Inaccurate assumptions in valuing mortgage servicing rights could result in additional impairment and inappropriate hedging decisions and could adversely affect our results of operations. We also review mortgage servicing rights for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the unamortized cost of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals. See footnote 8 to the consolidated financial statements for further discussion.
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
     Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience and/or expected performance indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See the “Credit Risk” section of Management’s Discussion and Analysis and footnote 7 to the consolidated financial statements for further discussion.
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
Valuation of Residual Interests
     Residual interests from securitizations treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as trading gains or losses in our statement of income in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. Inaccurate assumptions in valuing residual interests could result in additional impairment and adversely affect our results of operations. We have not created these types of residuals since early 2002. See footnote 4 to the consolidated financial statements for further discussion.
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
Incentive Servicing Fees
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
Consolidated Overview

	2004	% Change	2003	% Change	2002
	(Restated)
Net income (millions)	$68.4	(6.0)%	$72.8	36.5%	$53.3
Basic earnings per share(1)	2.42	(7.3)	2.61	31.2	1.99
Diluted earnings per share(1)	2.28	(6.9)	2.45	29.6	1.89
Return on average equity	14.5%	—	18.4%	—	16.7%
Return on average assets	1.3	—	1.4	—	1.3

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted.
Consolidated Income Statement Analysis
Net Income
     We recorded net income of $68.4 million for the year ended December 31, 2004, down 6% from net income of $72.8 million for the year ended December 31, 2003, and compared to $53.3 million in 2002. Net income per share (diluted) was $2.28 for the year ended December 31, 2004, down 7% from $2.45 per share in 2003 and up 21% from $1.89 per share in 2002. Return on equity was 14.5% for the year ended December 31, 2004, 18.4% in 2003 and 16.7% in 2002. The effective income tax rate for 2004 was 40.1%, compared to 38.5% in 2003 and 38.7% in 2002. The higher effective rate in 2004 was caused, in part, by non-deductible interest at our Canadian leasing subsidiary. We believe the effective rate in 2005 will be closer to the rates in 2002 and 2003, rather than the rate in 2004.

Net Interest Income
     Net interest income for the year ended December 31, 2004 totaled $252.1 million, down 7% from 2003 net interest income of $271.9 million and up 18% from 2002. The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated:

	December 31,
	2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets

Interest-earning assets:
Interest-bearing deposits with financial institutions	$85,304	$794	0.93%	$74,216	$550	0.74%	$25,859	$311	1.20%
Federal funds sold	15,340	173	1.13	10,824	118	1.10	12,582	104	0.83
Residual interests	67,544	12,509	18.52	108,351	20,651	19.06	186,947	34,164	18.27
Investment securities(2)	88,254	4,536	5.14	68,602	3,723	5.43	39,923	2,809	7.04
Loans held for sale	1,034,032	80,003	7.74	1,237,963	104,350	8.43	668,522	55,336	8.28
Loans and leases, net of unearned income(1)	3,324,333	246,288	7.41	3,168,776	241,592	7.62	2,620,428	218,718	8.35

Total interest earning assets	$4,614,807	$344,303	7.46%	4,668,732	$370,984	7.95%	3,554,261	$311,442	8.76%
Noninterest-earning assets:
Cash and due from banks	104,115			103,581			100,259
Premises and equipment, net	31,219			32,644			34,041
Other assets (Restated 2004)	582,978			440,164			354,296
Less allowance for loan and lease losses	(56,311)			(57,986)			(37,054)

Total assets (Restated 2004)	$5,276,808			$5,187,135			$4,005,803

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$333,772	$4,487	1.34%	$169,674	$913	0.54%	$132,351	$664	0.50%
Money market savings	1,071,617	15,127	1.41	866,241	11,085	1.28	648,706	10,253	1.58
Regular savings	60,800	873	1.44	62,756	1,249	1.99	58,204	1,586	2.72
Time deposits	907,736	24,000	2.64	992,954	29,118	2.93	1,027,045	41,858	4.08
Short-term borrowings	307,929	9,583	3.11	595,243	14,889	2.50	600,821	15,003	2.50
Collateralized debt	534,660	15,259	2.85	578,656	15,369	2.66	215,128	5,932	2.76
Other long-term debt	270,178	22,896	8.47	30,060	2,325	7.74	31,985	2,699	8.44
Trust preferred securities distributions(3)	—	—	n/a	236,823	24,151	10.20	205,400	19,800	9.64

Total interest- bearing liabilities	$3,486,692	$92,225	2.65%	$3,532,407	$99,099	2.81%	2,919,640	$97,795	3.35%
Noninterest-bearing liabilities:
Demand deposits	1,006,558			1,042,403			577,409
Other liabilities (Restated 2004)	311,017			216,111			188,738
Shareholders’ equity (Restated 2004)	472,541			396,214			320,016

Total liabilities and shareholders’ equity (Restated 2004)	$5,276,808			$5,187,135			$4,005,803

Net interest income		$252,078			$271,885			$213,647

Net interest income to average interest earning assets			5.46%			5.82%			6.01%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

(2)	We do not show interest income on a tax equivalent basis because it is immaterial

(3)	These securities were re-classified in 2004 to “Other long-term debt”.
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
Noninterest Income
     Noninterest income during the year 2004 totaled $283.5 million, compared to $306.1 million for 2003 and $234.1 million in 2002. The decrease in 2004 versus 2003 was primarily a result of a $180 million or 49% decrease in gain from sale of loans as a result of decreased production and decreased secondary market deliveries of first mortgage loans. In addition, we recorded impairment on our mortgage servicing asset totaling $2 million in 2004, versus impairment recovery in 2003 of $45 million. Offsetting this was $17 million in derivative gains from our economic hedging activities during 2004, compared to $44 million of derivative losses during 2003. Accordingly, mortgage servicing asset impairment/recovery net of derivative gains/losses was a net recovery of $14 million in 2004 compared to a net recovery of $24 million in 2003. Also offsetting the decreased gain on sale was amortization expense on our servicing asset that decreased 14% to $117 million in 2004 compared to $136 million in 2003 due to lower prepayments and as a result of permanent impairment taken in 2003. These fluctuations in noninterest income primarily occurred at our mortgage banking line of business and relate to market conditions driven by a low interest rate environment throughout most of 2004. See “Mortgage Banking” section for further discussion. In our Home Equity Lending segment, we recorded trading gains of $25 million in 2004 compared to trading losses of $52 million in 2003. The unrealized gains in 2004 principally reflect lower actual loss rates than those previously modeled and reflect more sizable recoveries resulting from home price appreciation and more aggressive collection efforts. See “Home Equity Lending” section for further discussion.
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
Loans Held For Sale
     Loans held for sale totaled $0.9 billion at December 31, 2004, unchanged from December 31, 2003 and down 32% from December 31, 2002. The decrease compared to 2002 occurred primarily at our mortgage banking line of business where first mortgage loans held for sale declined from $1.2 billion at December 31, 2002 to $0.7 billion at December 31, 2003 and 2004. This decline reflects slower refinance activity at the mortgage line of business as a result of the interest rate environment at year-end 2003 and 2004. Included in loans held for sale at the mortgage line of business at December 31, 2004 and 2003 were $68 million and $116 million, respectively, of loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non- contingent right to repurchase these loans which causes “repurchase accounting” under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The liability associated with these loans is reflected in “other liabilities” on our Consolidated Balance Sheet.
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
Capital
     Shareholders’ equity averaged $472.5 million during 2004, up 19% compared to 2003, and up 48% from 2002. Shareholders’ equity balance of $501.2 million at December 31, 2004 represented $17.61 per common share, compared to $15.36 per common share at December 31, 2003, and compared to $12.98 per common share at year-end 2002. We paid an aggregate of $9.1 million in dividends during 2004, compared to $7.8 million during 2003 and $7.5 million during 2002.
     The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,
	2004	2003	2002
	(Dollars in thousands)
	(Restated)
Tier 1 capital	$637,875	$556,793	$462,064
Tier 2 capital	143,612	183,738	196,092

Total risk-based capital	$781,487	$740,531	$658,156

Risk-weighted assets	$4,908,012	$4,917,622	$4,996,891
Risk-based ratios:
Tier 1 capital	13.0%	11.4%	9.3%
Total capital	15.9	15.1	13.2
Tier 1 leverage ratio	11.6	11.2	9.7
Ending shareholders’ equity to assets	9.6	8.7	7.4
Average shareholders’ equity to assets	9.0	7.6	8.0
     At December 31, 2004, our total risk-based capital ratio was 15.9%, exceeding our internal minimum target of 11.0%. At December 31, 2003 and 2002, our total risk-based capital ratio was 15.1% and 13.2%, respectively. Our ending equity to assets ratio at December 31, 2004 was 9.6% compared to 8.7% at December 31, 2003. However, as previously discussed, temporary conditions that existed at year end make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2004 was 9.0% compared to 7.6% for the year 2003. Our Tier 1 capital totaled $637.9 million as of December 31, 2004, or 13.0% of risk-weighted assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part 1, “Business,” “Supervision and Regulation.”
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

Summary of Quarterly Financial Information

	2004
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Summary Income Information
Interest income	$89,439	$89,965	$85,096	$79,803
Interest expense	(26,480)	(24,305)	(20,840)	(20,600)
Provision for loan and lease losses	(2,357)	(1,898)	(1,794)	(8,146)
Non-interest income	60,016	65,913	76,519	81,081
Non-interest expense	(96,550)	(102,492)	(107,757)	(100,436)
Income taxes	(10,132)	(10,858)	(12,942)	(11,800)

Net income	$13,936	$16,325	$18,282	$19,902

Earnings per share of common stock:
Basic(1)	$0.49	$0.58	$0.65	$0.71
Diluted(1)	0.47	0.54	0.61	0.66

	2003
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(In thousands)
Summary Income Information
Interest income	$84,372	$98,880	$98,851	$88,882
Interest expense	(24,472)	(23,247)	(26,890)	(24,490)
Provision for loan and lease losses	(9,928)	(14,778)	(13,634)	(9,243)
Non-interest income	80,407	105,024	74,269	69,599
Non-interest expense	(103,603)	(114,767)	(111,230)	(105,600)
Income taxes	(10,080)	(19,994)	(8,139)	(7,372)

Net income	$16,696	$31,118	$13,227	$11,776

Earnings per share of common stock:
Basic(1)	$0.60	$1.11	$0.47	$0.42
Diluted(1)	0.56	1.03	0.45	0.41

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding.
Earnings by Line of Business
     Irwin Financial Corporation is composed of five principal lines of business:
•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

•	Venture Capital

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income (loss):
Mortgage Banking	$20,266	$78,100	$44,543
Commercial Banking	23,424	22,477	16,085
Home Equity Lending (Restated 2004)	28,067	(19,890)	1,005
Commercial Finance	3,217	1,793	(58)
Venture Capital	(397)	(1,708)	(2,483)
Other (including consolidating entries) (Restated)	(6,132)	(7,955)	(5,764)

	$68,445	$72,817	$53,328

Mortgage Banking
     The following table shows selected financial information for our mortgage banking line of business:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$40,825	$72,311	$41,545	$30,261	$15,401
Recovery of (provision for) loan losses	278	(664)	(354)	31	357
Noninterest income	197,971	326,000	207,177	185,251	118,293

Total net revenue	239,074	397,647	248,368	215,543	134,051
Operating expense	(204,205)	(267,880)	(175,277)	(153,706)	(112,506)

Income before taxes	34,869	129,767	73,091	61,837	21,545
Income taxes	(14,603)	(51,667)	(28,548)	(23,912)	(8,539)

Net income before cumulative effect of change in accounting principle	20,266	78,100	44,543	37,925	13,006
Cumulative effect of change in accounting principle	—	—	—	175	—

Net income	$20,266	$78,100	$44,543	$38,100	$13,006

Selected Balance Sheet Data at End of Period:
Total assets	$1,238,136	$1,258,641	$1,631,406	$926,946	$522,349
Mortgage loans held for sale	662,832	679,360	1,239,309	502,086	249,580
Mortgage servicing assets	319,225	348,174	146,398	211,201	121,555
Deposits	680,812	567,047	581,425	360,523	158,416
Short-term borrowing	133,150	214,877	809,921	385,640	215,826
Shareholder’s equity	123,265	122,671	100,069	63,150	47,828
Selected Operating Data:
Mortgage loan originations	$13,093,082	$22,669,246	$11,411,875	$9,225,991	$4,091,573
Servicing portfolio:
Balance at end of period	26,196,627	29,640,122	16,792,669	12,875,532	9,196,513
Weighted average coupon rate	5.75%	5.83%	6.59%	7.23%	7.76%
Weighted average servicing fee	0.35	0.33	0.37	0.45	0.43
Servicing sold as a % of originations	74.2	6.2	31.1	29.9	108.0
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
Mortgage Servicing
     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(Portfolio in billions)
Beginning servicing portfolio	$29.6	$16.8	$12.9
Mortgage loan closings(1)	11.7	21.9	10.8
Sales(1)	(8.3)	(0.6)	(2.9)
Run-off(2)	(6.8)	(8.5)	(4.0)

Ending servicing portfolio	$26.2	$29.6	$16.8

Number of loans (end of period)	205,463	229,983	137,738
Average loan size	$127,500	$128,880	$121,917
Weighted average coupon	5.75%	5.83%	6.59%
Percent Government National Mortgage Association (GNMA) and state housing programs	30	26	37
Percent conventional and other	70	74	63
Delinquency ratio	4.6	4.6	5.3
Mortgage servicing assets to related servicing portfolio(3)	1.20	1.19	0.88

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.
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
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,
	2004		2003		2002
	Loans	Percent	Loans	Percent	Loans	Percent
	Outstanding	of Total	Outstanding	of Total	Outstanding	of Total
	(Dollars in thousands)
Southern Indiana	$456,672	20.5%	$423,213	21.3%	$407,493	22.3%
Other Midwest Markets	1,227,848	55.2	1,134,489	57.0	1,092,759	59.9
Western Markets	538,954	24.2	430,931	21.7	323,052	17.7

Total	$2,223,474	100.0%	$1,988,633	100.0%	$1,823,304	100.0%

	Core	Percent	Core	Percent	Core	Percent
	Deposits	of Total	Deposits	of Total	Deposits	of Totall
Southern Indiana	$943,869	42.9%	$835,552	47.7%	$763,531	50.3%
Other Midwest Markets	663,492	30.2	556,831	31.8	482,489	31.8
Western Markets	590,310	26.9	360,375	20.6	270,792	17.9

Total	$2,197,671	100.0%	$1,752,758	100.0%	$1,516,812	100.0%

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

	December 31,
	2004	2003	2002
	(Dollars in thousands)
Nonperforming loans	$21,247	$25,614	$14,970
Other real estate owned	1,533	995	96

Total nonperforming assets	$22,780	$26,609	$15,066

Nonperforming assets to total assets	0.87%	1.21%	0.76%
Allowance for loan losses	$22,230	$22,055	$20,725
Allowance for loan losses to total loans	1.00%	1.11%	1.14%
For the Period Ended:
Provision for loan losses	$3,307	$5,913	$9,812
Net charge-offs	3,133	4,583	3,731
Net charge-offs to average loans	0.15%	0.24%	0.22%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
	(Restated)
Selected Income Statement Data:
Net interest income	$98,983	$106,545	$94,068	$61,803	$35,864
Provision for loan and lease losses	(4,369)	(29,575)	(25,596)	(2,320)	(461)
Noninterest income	67,847	(19,525)	11,791	64,786	68,044

Total net revenues	162,461	57,445	80,263	124,269	103,447
Operating expenses	(114,779)	(90,538)	(78,588)	(97,189)	(72,623)

Income (loss) before taxes	47,682	(33,093)	1,675	27,080	30,824
Income taxes	(19,615)	13,203	(670)	(10,832)	(12,330)

Net income (loss)	$28,067	$(19,890)	$1,005	$16,248	$18,494

Selected Balance Sheet Data:
Total assets	$992,979	$1,070,634	$939,494	$602,226	$550,526
Home equity loans and lines of credit(1)	590,175	692,637	626,355	346,192	4,510
Allowance for loan losses	(11,330)	(29,251)	(21,689)	(2,220)	(500)
Home equity loans held for sale	227,740	202,627	75,540	—	330,208
Residual interests	51,542	70,519	157,065	199,071	152,614
Mortgage servicing assets	44,000	28,425	26,444	15,265	7,708
Short-term borrowings	359,902	368,640	201,328	138,527	163,732
Collateralized debt	352,625	460,535	391,425	—	—
Shareholders’ equity	136,260	128,555	155,831	135,493	99,586
Selected Operating Data:
Loan volume:
Lines of credit	$508,287	$324,094	$443,323	$317,579	$629,906
Loans	934,027	809,222	623,903	831,830	596,049
Total managed portfolio balance	1,147,137	1,513,289	1,830,339	2,064,542	1,625,719
Delinquency ratio(2)	4.8%	5.9%	6.0%	5.1%	4.4%
Total managed portfolio balance including credit risk sold	2,807,367	2,568,356	2,502,685	2,317,975	1,825,527
Weighted average coupon rate: Lines of credit	9.18%	9.71%	10.79%	11.11%	14.04%
Loans	11.87	12.07	13.50	13.38	13.09
Gain on sale of loans to loans sold	2.24	3.81	4.70	8.47	6.06
Net home equity charge-offs to average managed portfolio	2.48	4.37	2.87	1.82	0.57

(1)	Includes $361.1 million, $478.7 million and $392.4 million of collateralized loans at December 31, 2004, 2003 and 2002, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2004:

			Weighted
			Average
	Amount	% of Total	Coupon
	(Dollars in thousands)
Home equity loans <= 100% CLTV	$182,817	15.94%	9.79%
Home equity lines of credit < = 100% CLTV	384,547	33.52	7.82

Total <= 100% CLTV	567,364	49.46	8.46
Home equity loans > 100% CLTV	349,791	30.49	13.27
Home equity lines of credit > 100% CLTV	175,082	15.26	11.70

Total > 100% CLTV	524,873	45.75	12.75
First mortgages	36,694	3.20	7.18
Other (including discontinued products)	18,206	1.59	13.88

Total managed portfolio(1)	$1,147,137	100.00%	10.46%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.1 billion) that we service and on which we carry credit risk. At December 31, 2004, we also serviced another $1.7 billion of loans for which the credit risk is held by others.

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
Net Income
     Our home equity lending business recorded net income of $28.1 million during the year ended December 31, 2004, compared to a net loss of $19.9 million in 2003 and net income of $1.0 million in 2002. The most significant factor in the increased earnings during 2004 was improving credit quality (including the modeling of recovery experience) that drove significant increases in the fair value of our residual interests recorded through “trading gains/losses,” instead of the significant write downs of these assets suffered in 2003.
Net Revenue
     Net revenue in 2004 totaled $162.5 million, compared to net revenue in 2003 and 2002 of $57.4 million and $80.3 million, respectively. The increase in revenues is primarily a result of the change from trading losses to trading gains related to adjustments made in marking the residual interests to fair value in the respective periods, reflecting improved credit quality trends in the underlying loan portfolios represented by these residuals. The improved credit quality including modeling of recoveries has also resulted in declines to our provision for loan losses in 2004. Provision for loan losses totaled $4.4 million in 2004 compared to $29.6 million in 2003 and $25.6 million in 2002.
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

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net interest income	$98,983	$106,545	$94,068
Provision for loan losses	(4,369)	(29,575)	(25,596)
Gain on sales of loans	29,180	26,069	29,887
Loan servicing fees (Restated 2004)	29,774	21,835	13,528
Amortization of servicing assets	(19,863)	(13,894)	(5,485)
Recovery (impairment) of servicing assets	1,148	(1,684)	(1,420)
Trading gains (losses)	25,176	(52,209)	(26,032)
Other income (Restated 2004)	2,432	358	1,313

Total net revenue (Restated 2004)	$162,461	$57,445	$80,263

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
     Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At December 31, 2004, we were receiving incentive fees for two transactions that had met these performance metrics.
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
     When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized as pre-established performance metrics are met and cash is due.
     Loan servicing fees totaled $29.8 million in 2004 compared to $21.8 million in 2003 and $13.5 million in 2002. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.3 billion and $1.7 billion at December 31, 2004 and 2003, respectively. The increase in loan servicing fees relates to the increased size of the servicing portfolio and increased early repayment fees that totaled $13.7 million and $8.3 million in 2004 and 2003, respectively, on the portfolio underlying the mortgage servicing asset.
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
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $6.1 million for the year ended December 31, 2004, compared to a loss of $8.0 million during the same period in 2003 and $5.8 million in 2002. These losses at the parent company primarily relate to operating expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent and other expense were compensation charges related to key employee retention initiatives at the home equity lending line of business totaling $2.6 million, $(0.7) million, and $(2.0) million for 2004, 2003 and 2002, respectively. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2004, we allocated $14.0 million of these expenses to our subsidiaries, compared to $15.2 million and $13.5 million during 2003 and 2002, respectively, reflecting reduced use of parent company-sourced capital funding for the lines of business in 2004.
     Each subsidiary pays taxes to us at the statutory rate, with the exception of our Canadian subsidiary that pays taxes in Canada. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation. During 2004, we released $0.7 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures.
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

/s/ William I. Miller	/s/ Gregory F. Ehlinger

William I. Miller	Gregory F. Ehlinger
Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

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
As discussed in Note 2 to the consolidated financial statements, the Corporation has restated its 2004 consolidated financial statements.
Internal control over financial reporting
Also, we have audited management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not maintain effective controls over the selection and application of generally accepted accounting principles to incentive servicing fees received from whole loan sales to third parties, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment. As of December 31, 2004, the Company did not maintain effective controls over the selection and application of generally accepted accounting principles related to incentive servicing fees received from whole loan sales to third parties. Specifically, the Company accounted for these incentive servicing fees as derivative financial instruments instead of mortgage service rights as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the 2004 consolidated financial statements and the consolidated financial statements for the quarters ended March 31 and June 30, 2005. Additionally, this control deficiency if not corrected or remediated could result in a misstatement of the derivative balance sheet and income statement accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness. This material weakness was considered in evaluating the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on these consolidated financial statements.
Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement of the Company’s consolidated financial statements described in Note 2 to the consolidated financial statements, management has determined that the material weakness described above existed as of December 31, 2004. Accordingly, Management’s Report on Internal Control Over Financial Reporting has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report.
In our opinion, management’s assessment that Irwin Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, because of the effects of the material weakness described above on the achievement of the objectives of the control criteria, Irwin Financial Corporation did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO.
/s/ PricewaterhouseCoopers LLP

New York, New York
March 8, 2005, except for the restatement discussed in Note 2 to the consolidated financial statements and the matter described in the third and fourth paragraphs of Management’s Report on Internal Control Over Financial Reporting as to which the date is January 5, 2006

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2004	2003
	(Dollars in thousands)
	(Restated)
Assets:
Cash and cash equivalents — Note 3	$97,101	$140,810
Interest-bearing deposits with financial institutions	58,936	81,166
Residual interests — Note 4	56,101	71,491
Investment securities — held-to-maturity (Fair value: $4,952 in 2004 and $24,971 in 2003) — Note 5	4,942	24,956
Investment securities — available-for-sale — Note 5	103,280	67,569
Loans held for sale	890,711	883,895
Loans and leases, net of unearned income — Note 6	3,450,440	3,161,054
Less: Allowance for loan and lease losses — Note 7	(44,443)	(64,285)

Loans and leases, net	3,405,997	3,096,769
Servicing assets — Note 8	367,032	380,123
Accounts receivable	122,131	62,045
Accrued interest receivable	15,428	15,502
Premises and equipment — Note 9	30,240	32,208
Other assets	83,921	131,825

Total assets	$5,235,820	$4,988,359

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$975,925	$850,529
Interest-bearing	1,774,727	1,352,763
Certificates of deposit over $100,000	644,611	696,370

	3,395,263	2,899,662
Short-term borrowings — Note 11	237,277	429,758
Collateralized debt — Note 12	547,477	590,131
Other long-term debt — Note 13	270,172	270,184
Other liabilities	284,446	366,364

Total liabilities	4,734,635	4,556,099

Commitments and contingencies — Notes 14, 15 and 16
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of December 31, 2004 and 2003; including 1,159,684 and 1,477,778, shares in treasury as of December 31, 2004 and 2003, respectively	112,000	112,000
Additional paid-in capital	383	1,264
Deferred compensation	(660)	(504)
Accumulated other comprehensive income, net of deferred income tax benefit of $129 and expense of $120 as of December 31, 2004 and 2003, respectively	2,454	182
Retained earnings	412,027	352,647

	526,204	465,589
Less treasury stock, at cost	(25,019)	(33,329)

Total shareholders’ equity	501,185	432,260

Total liabilities and shareholders’ equity	$5,235,820	$4,988,359

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands,
		except per share)
	(Restated)
Interest income:
Loans and leases	$246,288	$241,592	$218,718
Loans held for sale	80,003	104,350	55,336
Residual interests	12,509	20,651	34,164
Investment securities	5,330	4,273	3,120
Federal funds sold	173	118	104

Total interest income	344,303	370,984	311,442

Interest expense:
Deposits	44,487	42,365	54,361
Short-term borrowings	9,583	14,889	15,003
Collateralized debt	15,259	15,369	5,932
Other long-term debt	22,896	2,325	2,699
Preferred securities distribution	—	24,151	19,800

Total interest expense	92,225	99,099	97,795

Net interest income	252,078	271,885	213,647
Provision for loan and lease losses — Note 7	14,195	47,583	43,996

Net interest income after provision for loan and lease losses	237,883	224,302	169,651
Other income:
Loan servicing fees	136,557	106,966	73,505
Amortization of servicing assets — Note 8	(117,143)	(135,519)	(62,191)
Recovery (impairment) of servicing assets — Note 8	(2,474)	44,516	(146,370)

Net loan administration income (loss)	16,940	15,963	(135,056)
Gain from sales of loans	184,913	364,644	237,729
Gain (loss) on sale of mortgage servicing assets	16,681	(271)	14,842
Trading gains (losses), net	25,209	(52,242)	(26,032)
Derivative gains (losses), net	16,643	(44,142)	124,615
Other	23,143	22,191	18,039

	283,529	306,143	234,137

Other expense:
Salaries	213,826	225,348	165,564
Pension and other employee benefits	45,037	42,079	33,928
Office expense	17,677	21,804	18,225
Premises and equipment	41,558	41,746	34,392
Marketing and development	13,799	15,132	12,296
Professional fees	19,356	12,417	9,611
Other	55,982	53,517	43,541

	407,235	412,043	317,557

Income before income taxes	114,177	118,402	86,231
Provision for income taxes	45,732	45,585	33,398

Income before cumulative effect of change in accounting principle	68,445	72,817	52,833
Cumulative effect of change in accounting principle, net of tax	—	—	495

Net income	$68,445	$72,817	$53,328

Earnings per share before cumulative effect of change in accounting principle: — Note 21
Basic	$2.42	$2.61	$1.97

Diluted	$2.28	$2.45	$1.87

Earnings per share: — Note 21
Basic	$2.42	$2.61	$1.99

Diluted	$2.28	$2.45	$1.89

Dividends per share	$0.32	$0.28	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated
			Other
			Comprehensive		Additional
		Retained	Income	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	(Loss)	Compensation	Capital	Stock	Stock	Stock
				(Dollars in thousands)
Balance at January 1, 2002	$231,665	$241,725	$(325)	$(449)	$4,426	$29,965	$1,386	$(45,063)
Net income	53,328	53,328
Unrealized loss on investment securities net of $115 tax benefit	(172)		(172)
Unrealized loss on interest rate cap net of $49 tax benefit	(73)		(73)
Foreign currency adjustment	67		67
Minimum SERP liability	(639)		(639)

Total comprehensive income	52,511
Other adjustments	287	78		209
Cash dividends	(7,469)	(7,469)
Sale of 6,210,000 shares of common stock	82,035					82,035
Conversion of preferred stock to 120,441 shares common	—						(1,386)	1,386
Tax benefit on stock option exercises	516				516
Treasury stock:
Purchase of 58,635 shares	(1,176)							(1,176)
Sales of 194,518 shares	2,186				(1,336)			3,522

Balance at December 31, 2002	$360,555	$287,662	$(1,142)	$(240)	$3,606	$112,000	$—	$(41,331)

Net income	72,817	72,817
Unrealized loss on investment securities net of $17 tax benefit	(25)		(25)
Unrealized loss on interest rate cap net of $46 tax benefit	(69)		(69)
Foreign currency adjustment	1,136		1,136
Minimum SERP liability net of $188 tax liability	282		282

Total comprehensive income	74,141
Deferred compensation	(264)			(264)
Cash dividends	(7,832)	(7,832)
Tax benefit on stock option exercises	2,032				2,032
Treasury stock:
Purchase of 170,940 shares	(4,201)							(4,201)
Sales of 533,785 shares	7,829	—			(4,374)			12,203

Balance at December 31, 2003	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$—	$(33,329)

Net income (Restated)	68,445	68,445
Unrealized gain on investment securities net of $86 tax liability	129		129
Unrealized gain on interest rate cap net of $131 tax liability	197		197
Foreign currency adjustment	1,843		1,843
Minimum SERP liability net of $69 tax liability	103		103

Total comprehensive income (Restated)	70,717
Deferred compensation	(156)			(156)
Cash dividends	(9,065)	(9,065)
Tax benefit on stock option exercises	1,044				1,044
Treasury stock:
Purchase of 12,718 shares	(407)							(407)
Sales of 330,812 shares	6,792	—			(1,925)			8,717

Balance at December 31, 2004 (Restated)	$501,185	$412,027	$2,454	$(660)	$383	$112,000	$—	$(25,019)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Net income (Restated 2004)	$68,445	$72,817	$53,328
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	8,987	9,433	11,451
Amortization and impairment of servicing assets	119,617	91,003	208,561
Provision for loan and lease losses	14,195	47,583	43,996
Deferred income tax (Restated 2004)	12,185	43,259	(55,171)
(Gain) loss on sale of mortgage servicing assets	(16,681)	271	(14,842)
Gain from sales of loans held for sale	(184,913)	(364,644)	(237,729)
Originations and purchases of loans held for sale	(14,780,501)	(24,393,534)	(12,226,408)
Proceeds from sales and repayments of loans held for sale	14,814,198	25,005,632	11,469,245
Proceeds from sale of mortgage servicing assets	52,844	89	40,597
Net decrease in residual interests	15,390	86,023	41,558
Net increase in accounts receivable	(60,086)	(6,118)	(14,100)
Other, net (Restated 2004)	(48,074)	5,097	32,657

Net cash provided (used) by operating activities	15,606	596,911	(646,857)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	118,063	682	716
Available-for-sale	1,583	78,886	5,665
Purchase of investment securities:
Held-to-maturity	(98,395)	(21,333)	—
Available-for-sale	(36,791)	(82,868)	(35,660)
Net decrease (increase) in interest-bearing deposits	22,230	(46,748)	(20,690)
Net increase in loans, excluding sales	(367,303)	(422,569)	(718,319)
Proceeds from sale of loans	45,592	45,454	27,024
Other, net	(5,642)	(7,484)	(4,931)

Net cash used by lending and investing activities	(320,663)	(455,980)	(746,195)

Financing activities:
Net increase in deposits	495,601	205,851	385,382
Net (decrease) increase in short-term borrowings	(192,481)	(563,366)	505,161
(Repayments of) proceeds from the issuance of long-term debt	(12)	(11)	70
Proceeds from issuance of collateralized debt	514,223	443,989	434,968
Repayments of collateralized debt	(554,445)	(242,327)	(43,543)
Proceeds from issuance of trust preferred securities	—	50,000	34,500
Redemption of trust preferred securities	—	(50,000)	—
Proceeds from the sale of stock for equity offering	—	—	82,035
Purchase of treasury stock for employee benefit plans	(407)	(4,201)	(1,176)
Proceeds from sale of stock for employee benefit plans	7,836	9,777	2,702
Dividends paid	(9,065)	(7,832)	(7,469)

Net cash provided (used) by financing activities	261,250	(158,120)	1,392,630

Effect of exchange rate changes on cash	98	228	(30)

Net decrease in cash and cash equivalents	(43,709)	(16,961)	(452)
Cash and cash equivalents at beginning of period	140,810	157,771	158,223

Cash and cash equivalents at end of period	$97,101	$140,810	$157,771

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$93,319	$102,459	$104,461

Income taxes paid	$15,184	$43,007	$49,185

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$47,692	$115,948	$—

Conversion of trust preferred and preferred stock to common stock	$—	$83	$1,386

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
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market (LOCOM) basis. Therefore, if the fair value of the ISFs in subsequent periods exceeds cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due.
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
     Stock-Based Employee Compensation: We have three stock-based employee compensation plans, which are described more fully in Note 20, “Shareholders’ Equity.” We use the intrinsic value method to account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2004	2003	2002
	(Dollars in thousands,
	except per share)
	(Restated)
Net income as reported	$68,445	$72,817	$53,328
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,578)	(2,683)	(2,639)

Pro forma net income	$65,867	$70,134	$50,689

Basic earnings per share
As reported	$2.42	$2.61	$1.99
Pro forma	$2.33	$2.51	$1.89
Diluted earnings per share
As reported	$2.28	$2.45	$1.89
Pro forma	$2.19	$2.36	$1.80
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
     Recent Accounting Developments: We adopted FIN 46 as of December 31, 2003 and as a result, deconsolidated IFC Capital Trust II, IFC Capital Trust III, IFC Capital Trust IV, IFC Capital Trust V, IFC Capital Trust VI, and IFC Statutory Trust VII (collectively the IFC Trusts). The sole assets of the IFC Trusts are subordinated debentures of Irwin Financial Corporation. The IFC Trusts’ liabilities are represented by Trust Preferred Securities, which have previously been listed as “Company-obligated mandatorily redeemable preferred securities of subsidiary trusts” on our consolidated balance sheets. Under FIN 46, the subordinated debentures, which are substantially equal in amount to the Trust Preferred Securities, cease to be eliminated in consolidation and are included in “other long-term debt” in our consolidated balance sheets. Details about the IFC Trusts and debentures can be found in Note 13, “Other Long-Term Debt.” On March 1, 2005, the Federal Reserve Board reached final conclusion on the continued qualification of Trust Preferred Securities as Tier 1 regulatory capital.
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
Note 2 — Restatement of Financials
     Management and the Audit & Risk Management Committee (the “Audit Committee”) of the Board of Directors of the corporation determined on November 3, 2005 that the initial filing of our annual financial statements for the year ended December 31, 2004 included in the Corporation’s Annual Report on Form 10-K should no longer be relied upon and should be restated as further described below.
     For whole loan sales of certain home equity loans, we enter into contracts that provide for incentive servicing fees (ISFs) that may be earned in addition to the fees received as servicer of the loans sold. Under ISF contracts, we receive cash payments from buyers of certain of our home equity loans if our servicing of the sold loans meets specific performance targets. Our historical practice had been to account for ISFs as derivative instruments under Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activity” (SFAS 133). As part of our review and preparation of our financial statements for the quarter ended September 30, 2005, and based on additional interpretive input, we determined that incentive servicing fees should be treated in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Therefore, for ISFs entered into simultaneously with the whole loan sales, the fair value of the ISFs will be estimated and considered when determining the initial gain or loss on sale. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market basis. Therefore, if the fair value of the ISFs in subsequent periods exceeds cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due. When ISF contracts are entered into subsequent to the whole loan sale, we assign a zero value and record revenue only when performance metrics have been met and cash is due. The cumulative impact of this error was an overstatement of income (after tax) of $2.1 million during 2004. This filing is undertaken as part of this restatement of ISFs.
     In light of the restatement of financial statements for full year 2004, the Corporation has made other adjusting entries to record a reduction in tax reserves in the proper periods in 2004 instead of the first quarter of 2005. These tax reserve adjustments, which were considered immaterial prior to the restatement, had the effect of increasing 2004 net income by $0.7 million and reducing 2005 net income by the same amount. The tables below outline the impact of these adjustments on previously reported periods (in thousands, except per share amounts):

	For the twelve months ended
	December 31, 2004
	As
	Reported	Restated
	(Dollars in thousands)
Loan servicing fees	$135,608	$136,557
Derivative gains (losses), net	21,113	16,643
Provision for income taxes	47,794	45,732
Net income	69,904	68,445
Earnings per share basic	$2.47	$2.42
Earnings per share diluted	2.32	2.28
Total assets	5,239,341	5,235,820
Relevant disclosures have been restated in Footnotes affected by the restatement discussed above.
Note 3 — Restrictions on Cash
     Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2004, we exceeded this requirement.
Note 4 — Sales of Receivables
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

Note 5 — Investment Securities
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
     Note 6 — Loans and Leases

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

     At December 31, 2004, mortgage loans held for investment with a carrying value of $0.6 billion were pledged as collateral for bonds payable to investors (See Note 12).
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
Note 7 — Allowance for Loan and Lease Losses and Nonperforming Loans and Leases
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

Note 8 — Servicing Assets
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
     The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $28.3 billion and $31.1 billion at December 31, 2004 and 2003, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2004 were as follows:

Prepayment rates	5.10-46.67	%(1)
Discount rates	8.50-14.00	%(1)

(1)	The mortgage banking component of consolidated servicing assets was 87%. The prepayment rates range from 5.10% to 11.12% and discount rates range from 8.5% to 14.0% at this line of business.
Note 9 — Premises and Equipment
     Premises and equipment are summarized as follows:

	December 31,
	2004	2003	Useful Lives
	(Dollars in thousands)
Land	$2,630	$2,135	n/a
Building and leasehold improvements	24,975	22,840	7-40 years
Furniture and equipment	53,659	52,096	3-10 years

	81,264	77,071
Less accumulated depreciation	(51,024)	(44,863)

Total	$30,240	$32,208

     Amounts charged to other expense for depreciation amounted to $7.6 million, $7.7 million, and $7.5 million in 2004, 2003, and 2002, respectively.
Note 10 — Lease Obligations
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

Note 11 — Short-Term Borrowings
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
Note 12 — Collateralized Debt
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

     Collateralized borrowings are summarized as follows:

		Interest Rate at
	Contractual	December 31,	December 31,
	Maturity	2004	2004	2003
		(Dollars in thousands)
Commercial finance line of business
2003 domestic asset backed note	7/2010	3.38	$29,050	$51,694
2003 Canadian asset backed note	8/2005-10/2009	3.89	165,802	77,902
Home equity line of business
2004-1 asset backed notes:
Combined variable rate senior note	12/2024-12/2034	2.53	327,850	—
Combined variable rate subordinate note	12/2034	3.38	24,775	—
2003-1 asset backed notes:
Combined variable rate senior note			—	160,874
Combined variable rate subordinate note			—	61,763
Unamortized premium/discount			—	4,446
2002-1 asset backed notes:
Combined variable rate senior note			—	156,699
Combined variable rate subordinate note			—	72,551
Unamortized premium/discount			—	4,202

Total			$547,477	$590,131

Note 13 — Other Long-Term Debt
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

Note 14 — Commitments and Contingencies
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
Note 15 — Financial Instruments With Off-Balance Sheet Risk
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
Note 16 — Derivative Financial Instruments
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
Note 17 — Guarantees
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
Note 18 — Regulatory Matters
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

     The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios under the regulatory framework:

			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(Dollars in thousands)
As of December 31, 2004 (Restated)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$781,487	15.9%	$392,641	8.0%	$490,801	10.0%
Irwin Union Bank and Trust	644,345	14.6	352,500	8.0	440,625	10.0
Irwin Union Bank, F.S.B	40,880	14.3	22,922	8.0	28,652	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	637,875	13.0	196,320	4.0	294,481	6.0
Irwin Union Bank and Trust	571,372	13.0	176,250	4.0	264,375	6.0
Irwin Union Bank, F.S.B	39,636	13.8	N/A		17,191	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	637,875	11.6	222,094	4.0	277,618	5.0
Irwin Union Bank and Trust	571,372	11.3	202,986	4.0	253,732	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B	39,636	10.6	14,984	4.0	18,730	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B	39,636	10.6	5,619	1.5	N/A
As of December 31, 2003
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$740,531	15.1%	$391,304	8.0%	$489,130	10.0%
Irwin Union Bank and Trust	605,475	14.0	345,512	8.0	431,890	10.0
Irwin Union Bank, F.S.B	41,459	19.1	17,333	8.0	21,666	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	556,793	11.4	195,652	4.0	293,478	6.0
Irwin Union Bank and Trust	520,996	12.1	172,756	4.0	259,134	6.0
Irwin Union Bank, F.S.B	40,432	18.7	N/A		13,000	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	556,793	11.2	199,620	4.0	249,524	5.0
Irwin Union Bank and Trust	520,996	11.2	186,481	4.0	233,101	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B	40,432	8.7	18,565	4.0	23,206	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B	40,432	8.7	6,962	1.5	N/A
Note 19 — Fair Values of Financial Instruments
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
     Derivative instruments: The carrying amounts reported in the consolidated balance sheets for derivative instruments approximate those assets’ fair values. The estimated fair values of derivative instruments are determined using methodologies discussed in Note 16.

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
Note 20 — Shareholders’ Equity
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

     Activity in the above plans for 2004, 2003, and 2002 is summarized as follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
	Number of	average	Number of	average	Number of	average
	shares	exercise price	shares	exercise price	shares	exercise price
Outstanding at the beginning of the year	2,170,791	$19.28	2,083,156	$17.22	1,673,908	$17.02
Granted	374,501	24.44	574,421	22.36	532,180	16.10
Exercised	(249,175)	19.15	(420,118)	13.30	(100,701)	7.19
Canceled	(67,711)	21.75	(66,668)	19.18	(22,231)	20.91

Outstanding at the end of the year	2,228,406	20.08	2,170,791	19.28	2,083,156	17.22

Exercisable at the end of the year	1,609,867	$19.27	1,428,465	$18.70	1,410,766	$16.89

     The table below shows options outstanding and exercisable by price range as of December 31, 2004.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of Exercise Prices	December 31, 2004	Contractual Life	Exercise Price	December 31, 2004	Exercise Price
$7.84 - $15.31	260,466	1.56	$11.11	260,466	$11.11
$15.31 - $18.69	576,363	6.51	16.27	476,363	16.34
$18.69 - $21.38	269,785	6.63	21.01	244,858	21.15
$21.38 - $23.43	500,011	8.14	22.54	276,461	22.61
$23.43 - $31.44	621,781	7.25	25.00	351,719	25.35

$7.84 - $31.44	2,228,406	6.52	$20.08	1,609,867	$19.27

Note 21 — Earnings Per Share
     Earnings per share calculations are summarized as follow:

	Basic	Effect of	Effect of	Effect of	Diluted
	Earnings	Stock	Preferred	Convertible	Earnings
	Per Share	Options	Shares	Shares	Per Share
	(Dollars in thousands, except per share amounts)
Year ended December 31,
2004
Net income available to common Shareholders (Restated)	$68,445	$—	$—	$2,712	$71,157
Shares	28,274	397	—	2,607	31,278

Per-share amount (Restated)	$2.42	$(0.03)	$—	$(0.11)	$2.28

2003
Net income available to common shareholders	$72,817	$—	$—	$2,715	$75,532
Shares	27,915	325	—	2,610	30,850

Per-share amount	$2.61	$(0.03)	$—	$(0.13)	$2.45

2002
Net income available to common shareholders	$52,833	$—	$—	$2,801	$55,634
Shares	26,829	164	72	2,610	29,675

Per-share amount	1.97	(0.01)	(0.01)	(0.08)	1.87

Cumulative effect of change in accounting principle	495				495

Per-share amount	0.02				0.02

Net income	53,328				56,129

Per-share amount	$1.99				$1.89

     In 2004, 2003 and 2002, 93,994, 398,544 and 758,030 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they were antidilutive.
Note 22 — Income Taxes
     In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. One of our subsidiaries, Onset Capital Corporation (and related entities), files and pays taxes to certain Canadian revenue authorities. Our provision for tax expense is based on analysis of our current and future tax liabilities. Income tax expense is summarized as follows:

	2004	2003	2002
	(Dollars in thousands)
	(Restated)
Current:
Federal	$23,530	$(254)	$71,309
State	6,378	384	17,260
Foreign	3,639	2,196	—

	33,547	2,326	88,569

Deferred:
Federal	10,126	36,627	(44,551)
State	2,414	8,732	(10,620)
Foreign	(355)	(2,100)	—

	12,185	43,259	(55,171)

Income tax expense:
Federal	33,656	36,373	26,758
State	8,792	9,116	6,640
Foreign	3,284	96	—

	$45,732	$45,585	$33,398

     A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	2004	2003	2002
	(Dollars in thousands)
	(Restated)
Income taxes computed at the statutory rate	$39,962	$41,441	$30,181
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(107)	(115)	(127)
State tax, net of federal benefit	5,714	5,926	4,316
Taxes related to foreign operations	1,860	(1,112)	—
Other items, net	(1,697)	(555)	(972)

	$45,732	$45,585	$33,398

     Our net deferred tax assets and liabilities consisted of the following:

	December 31,
	2004	2003
	(Dollars in thousands)
Deferred tax assets:	(Restated)
Deferred securitization income	$—	$5,406
Allowance for loan and lease losses	24,247	34,348
Deferred origination fees and costs	—	1,326
Deferred compensation	8,929	5,542
Retirement benefits	331	—
Mark to market	4,746	4,921
Net operating loss carryforward	227	4,907
Other, net	4,836	3,699

	43,316	60,149

Deferred tax liabilities:
Mortgage servicing	(134,414)	(142,485)
Deferred securitization income	(1,433)	—
Deferred origination fees and costs	(1,525)	—
Retirement benefits	—	(284)
Fixed assets	(4,556)	(3,807)

	(141,928)	(146,576)

Net deferred tax liability	$(98,612)	$(86,427)

Note 23 — Employee Retirement Plans
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
Note 24 — Industry Segment Information
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

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for 2004, 2003, and 2002:

	Mortgage	Commercial	Home Equity	Commercial	Venture
	Banking	Banking	Lending	Finance	Capital	Other	Consolidated
	(Dollars in thousands)
			(Restated)			(Restated)	(Restated)
2004
Net interest income	$42,120	$84,318	$110,601	$21,286	$11	$(20,453)	$237,883
Intersegment interest	(1,017)	1,992	(15,987)	—	(22)	15,034	—
Other revenue	197,954	17,749	67,847	6,275	(803)	(5,493)	283,529
Intersegment revenues	17	567	—	—	600	(1,184)	—

Total net revenues	239,074	104,626	162,461	27,561	(214)	(12,096)	521,412
Other expense	200,693	63,656	111,856	18,091	439	12,500	407,235
Intersegment expenses	3,512	1,794	2,923	691	—	(8,920)	—

Income (loss) before taxes	34,869	39,176	47,682	8,779	(653)	(15,676)	114,177
Income taxes	14,603	15,752	19,615	5,562	(256)	(9,544)	45,732

Net income (loss)	$20,266	$23,424	$28,067	$3,217	$(397)	$(6,132)	$68,445

Assets at December 31,	$1,238,136	$2,622,877	$992,979	$636,604	$6,700	$(261,476)	$5,235,820

2003
Net interest income	$80,169	$78,785	$84,875	$12,180	$(210)	$(31,497)	$224,302
Intersegment interest	(8,522)	(5,683)	(7,905)	(722)	—	22,832	—
Other revenue	326,000	21,071	(19,525)	5,868	(2,668)	(24,603)	306,143
Intersegment revenues	—	—	—	—	600	(600)	—

Total net revenues	397,647	94,173	57,445	17,326	(2,278)	(33,868)	530,445
Other expense	265,118	55,196	87,771	14,539	548	(11,129)	412,043
Intersegment expenses	2,762	1,503	2,767	533	—	(7,565)	—

Income (loss) before taxes	129,767	37,474	(33,093)	2,254	(2,826)	(15,174)	118,402
Income taxes	51,667	14,997	(13,203)	461	(1,118)	(7,219)	45,585

Net income (loss)	$78,100	$22,477	$(19,890)	$1,793	$(1,708)	$(7,955)	$72,817

Assets at December 31,	$1,258,641	$2,203,965	$1,070,634	$474,915	$7,345	$(27,141)	$4,988,359

2002
Net interest income	$41,330	$61,348	$68,472	$6,661	$43	$(8,203)	$169,651
Intersegment interest	(139)	(1,306)	—	(2)	—	1,447	—
Other revenue	207,177	16,081	11,791	4,397	(4,220)	(1,089)	234,137
Intersegment revenues	—	—	—	—	534	(534)	—

Total net revenues	248,368	76,123	80,263	11,056	(3,643)	(8,379)	403,788
Other expense	173,162	48,699	76,224	12,122	495	6,855	317,557
Intersegment expenses	2,115	1,330	2,364	—	—	(5,809)	—

Income (loss) before taxes	73,091	26,094	1,675	(1,066)	(4,138)	(9,425)	86,231
Income taxes	28,548	10,009	670	(513)	(1,655)	(3,661)	33,398
Net income (loss) before cumulative effect of change in accounting principle	44,543	16,085	1,005	(553)	(2,483)	(5,764)	52,833
Cumulative effect of change in accounting principle	—	—	—	495	—	—	495

Net income (loss)	$44,543	$16,085	$1,005	$(58)	$(2,483)	$(5,764)	$53,328

Assets at December 31,	$1,631,406	$1,969,956	$939,494	$343,384	$4,782	$21,370	$4,910,392

Note 25 — Irwin Financial Corporation (Parent Only) Financial Information
     The condensed financial statements of the parent company as of December 31, 2004 and 2003, and for the three years ended December 31, 2004 are presented below:

Condensed Balance Sheets

	December 31,
	2004	2003
	(Dollars in thousands)
	(Restated)
Assets:
Cash and short-term investments	$1,111	$4,723
Investment in bank subsidiary	624,168	573,284
Investments in non-bank subsidiaries	32,279	98,547
Loans to bank subsidiaries	82,629	56,209
Loans to non-bank subsidiaries	52,813	33,186
Other assets	25,976	26,110

	$818,976	$792,059

Liabilities:
Short-term borrowings(1)	$28,181	$89,513
Long-term debt	270,125	270,125
Other liabilities	19,485	161

	317,791	359,799

Shareholders’ equity:
Common stock	112,000	112,000
Other shareholders’ equity	389,185	320,260

	501,185	432,260

	$818,976	$792,059

(1)	Includes $28.2 million and $73.1 million payable to our subsidiaries at December 31, 2004 and 2003, respectively.
Condensed Statements of Income

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Income:	(Restated)
Dividends from non-bank subsidiaries	$—	$686	$66,411
Dividends from bank subsidiary	66,000	—	—
Interest income	7,142	4,964	1,876
Other	10,369	7,721	5,928

	83,511	13,371	74,215

Expenses:
Interest expense	24,101	28,917	24,127
Salaries and benefits	9,555	6,491	3,872
Other	6,584	5,056	4,108

	40,240	40,464	32,107

Income before income taxes and equity in undistributed income of subsidiaries	43,271	(27,093)	42,108
Income tax benefit, less amounts charged to subsidiaries	(12,686)	(13,081)	(11,732)

	55,957	(14,012)	53,840
Equity in undistributed income of subsidiaries	12,488	86,829	(512)

Net income	$68,445	$72,817	$53,328

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2004	2003	2002
	(Dollars in thousands)
	(Restated)
Net income	$68,445	$72,817	$53,328
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	(12,488)	(86,829)	512
Depreciation and amortization	727	2,529	732
Increase (decrease) in taxes payable	18,316	(13,778)	1,583
Decrease (increase) in interest receivable	(247)	1,208	356
(Decrease) increase in interest payable	(62)	53	37
Net change in other assets and other liabilities	2,725	(11,277)	(12,124)

Net cash provided (used) by operating activities	77,416	(35,277)	44,424

Lending and investing activities:
Net (increase) decrease in loans to subsidiaries	(46,046)	22,518	(31,184)
Investments in subsidiaries	(15,575)	(10,286)	(116,133)
Net (purchases) sales of premises and equipment	(189)	(121)	187

Net cash provided (used) by lending and investing activities	(61,810)	12,111	(147,130)

Financing activities:
Net (decrease) increase in borrowings	(17,680)	28,252	(9,862)
Proceeds from long-term debt	—	51,547	36,960
Payments of long-term debt	—	(51,629)	—
Proceeds from common stock offering	—	—	82,035
Purchase of treasury stock	(407)	(4,201)	(1,176)
Proceeds from sale of stock for employee benefit plans	7,836	9,777	2,702
Dividends paid	(9,065)	(7,832)	(7,469)

Net cash provided (used) by financing activities	(19,316)	25,914	103,190

Net increase (decrease) in cash and cash equivalents	(3,710)	2,748	484
Effect of exchange rate changes on cash	98	228	(30)
Cash and cash equivalents at beginning of year	4,723	1,747	1,293

Cash and cash equivalents at end of year	$1,111	$4,723	$1,747

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$24,039	$27,709	$24,091

Income tax payments	$9,954	$42,971	$48,877

Non cash transactions:
Conversion of preferred stock to common stock	$—	$—	$1,386

Conversion of trust preferred to common stock	$—	$83	$—

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     Not applicable.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. In connection with the restatement described in Note 2 to the consolidated financial statements, management determined that a material weakness in the Corporation’s internal control over financial reporting existed as of December 31, 2004, as more fully described below in “Management’s Report on Internal Control Over Financial Reporting.” Based on that evaluation and due to the existence of the material weakness described below, management has concluded that the Corporation’s disclosure controls and procedures were not effective as of December 31, 2004.

Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(e)). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework.”
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of December 31, 2004, the Corporation did not maintain effective controls over the selection and application of generally accepted accounting principles related to incentive servicing fees received from whole loan sales to third parties. Specifically, the Corporation accounted for these incentive servicing fees as derivative financial instruments instead of mortgage service rights as required by generally accepted accounting principles. This control deficiency resulted in the restatement of the 2004 consolidated financial statements and the consolidated financial statements for the quarters ended March 31 and June 30, 2005. Additionally, this control deficiency, if not corrected or remediated, could result in a misstatement to the derivative balance sheet and income statement accounts that would result in a material misstatement to annual or interim financial statements that would not be prevented or detected. Accordingly, management determined that this identified control deficiency constitutes a material weakness.
In our 2004 Annual Report on Form 10-K which was filed with the Securities Exchange Commission on March 9, 2005, management previously concluded that the Corporation maintained effective internal control over financial reporting as of December 31, 2004. In connection with the restatement described above, management has determined that the material weakness described above existed as of December 31, 2004. Because of this material weakness, management has concluded that the Corporation did not maintain effective internal control over financial reporting as of December 31, 2004 based on criteria established in “Internal Control-Integrated Framework” issued by the COSO. Accordingly, management has restated this report on internal control over financial reporting.
Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that also audited our financial statements, as stated to in their report which is provided in Item 8 of this Report on Form 10-K/A.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 that occurred during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, Corporation’s internal control over financial reporting.
However, in November and December of 2005 the Corporation took corrective actions to remediate the material weakness identified above. The Corporation designed, documented and tested additional controls over the selection and application of generally accepted accounting principles to incentive service fees received from whole loan sales to third parties.

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
2. Financial Statement Schedules
None
3. Revised Index to Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation. (Incorporated by reference to Exhibit 3(a) to Form 10-K Report for year ended December 31, 2000, File No. 000-06835.)

3.2	Articles of Amendment to Restated Articles of Incorporation of Irwin Financial Corporation dated March 2, 2001.(Incorporated by reference to Exhibit 3(b) to Form 10-K Report for year ended December 31, 2000, File No. 000-06835.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004. (Incorporated by reference to Exhibit 3.3 to Form 10-Q Report for the quarter ended June 30, 2004, File No. 001-16691.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 000-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation here by agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust.(Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11,2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan.(Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan.(Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.9	*Inland Mortgage Corporation Long-Term Incentive Plan.(Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001.(Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.15	*Redemption and Loan Repayment Agreement dated December 22,2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado, previously filed with this Form 10-K.

10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado, previously filed with this Form 10-K.

10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado, previously filed with this Form 10-K.

10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder, previously filed with this Form 10-K.

10.19	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.21	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

Exhibit
Number	Description of Exhibit
10.22	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.23	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002.(Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.24	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.25	*Onset Capital Corporation Employment Agreement.(Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.26	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.27	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Onset Capital Corporation Shareholders Agreement(Incorporated by reference to Exhibit 10.29 to Form 10-KReport for period ended December 31, 2003, File No. 000-06835.)

11.1	Computation of Earnings Per Share previously filed with this Form 10-K.

11.2	Computation of Earnings Per Share, filed herewith.

12.1	Computation of Ratio of Earnings to Fixed Charges previously filed with this Form 10-K.

12.2	Computation of Earnings to Fixed Charges, filed herewith.

14.1	Code of Conduct previously filed with this Form 10-K.

21.1	Subsidiaries of Irwin Financial Corporation previously filed with this Form 10-K.

23.1	Consent of Registered Public Accounting Firm previously filed with this Form 10-K.

23.2	Revised Consent of Registered Public Accounting Firm, filed herewith.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, as previously provided.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, as previously provided.

31.3	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, filed herewith.

31.4	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, filed herewith.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.3	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: February 2, 2006	By:	/s/ Gregory F. Ehlinger
Gregory F. Ehlinger,
Senior Vice President and Chief Financial Officer