Form 10-Q/A
period 2005-03-31
IRWIN FINANCIAL CORP
filed 2006-02-03
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes           ☐ No
As of April 25, 2005, there were outstanding 28,536,435 common shares, no par value, of the Registrant.

EXPLANATORY NOTE
     This Report on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005, as initially filed with the Securities and Exchange Commission on April 29, 2005. This restatement, which we announced on November 4, 2005, is a result of our correcting the accounting for incentive servicing fees as mortgage servicing rights rather than derivative instruments. See Note 2 — “Restatement of Financials” for additional information regarding this restatement and a summary of the impact of this restatement on our financial statements. Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the impact of the restatement. Item 4 — Controls and Procedures has also been amended to acknowledge the existence of a material weakness in our internal controls over financial reporting. In light of the restatement, we have made other adjusting entries to change the period in which the reversal of certain tax reserves were recorded from the first quarter of 2005 to the proper periods in 2004. In addition, a reduction to a contingent liability in the first quarter of 2005 was removed to reflect settlement of the lawsuit involved in the third quarter of 2005. These tax reserve and contingent liability adjustments were considered immaterial prior to the restatement. The Form 10-Q has not been amended in any other respect except for certain minor conforming changes and the provision of updated certifications and signatures.
     The financial statements and related financial information for the affected periods contained in our Quarterly Report on Form 10-Q for the period ended March 31, 2005 should no longer be relied upon.
FORM 10-Q/A

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Assets:
Cash and cash equivalents	$153,737	$97,101
Interest-bearing deposits with financial institutions	80,209	58,936
Residual interests	51,582	56,101
Investment securities- held-to-maturity (Fair value: $4,818 at March 31, 2005 and $4,952 at December 31, 2004)	4,810	4,942
Investment securities- available-for-sale	103,081	103,280
Loans held for sale	1,053,871	890,711
Loans and leases, net of unearned income — Note 3	3,487,697	3,450,440
Less: Allowance for loan and lease losses — Note 4	(45,428)	(44,443)

	3,442,269	3,405,997
Servicing assets — Note 5	387,287	367,032
Accounts receivable	125,641	122,131
Accrued interest receivable	15,261	15,428
Premises and equipment	29,460	30,240
Other assets	104,573	83,921

Total assets	$5,551,781	$5,235,820

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,076,818	$975,925
Interest-bearing	1,848,340	1,774,727
Certificates of deposit over $100,000	845,257	644,611

	3,770,415	3,395,263
Short-term borrowings — Note 6	224,700	237,277
Collateralized debt — Note 7	515,578	547,477
Other long-term debt	270,169	270,172
Other liabilities	274,698	284,446

Total liabilities	5,055,560	4,734,635

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of March 31, 2005 and December 31, 2004, including 1,093,032 and 1,159,684, shares in treasury as of March 31, 2005 and December 31, 2004, respectively	112,000	112,000
Additional paid-in capital	—	383
Deferred compensation	(679)	(660)
Accumulated other comprehensive income, net of deferred income tax benefit of $326 at March 31, 2005 and $129 as of December 31, 2004	2,036	2,454
Retained earnings	406,406	412,027

	519,763	526,204
Less treasury stock, at cost	(23,542)	(25,019)

Total shareholders’ equity	496,221	501,185

Total liabilities and shareholders’ equity	$5,551,781	$5,235,820

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share)
	(Restated)	(Restated)
Interest income:
Loans and leases	$65,491	$61,246
Loans held for sale	18,571	14,072
Residual interests	2,340	3,258
Investment securities	1,715	1,209
Federal funds sold	49	18

Total interest income	88,166	79,803

Interest expense:
Deposits	14,674	9,489
Short-term borrowings	3,108	1,623
Collateralized debt	4,315	3,805
Other long-term debt	5,856	5,683

Total interest expense	27,953	20,600

Net interest income	60,213	59,203
Provision for loan and lease losses — Note 4	3,291	8,146

Net interest income after provision for loan and lease losses	56,922	51,057
Other income:
Loan servicing fees	34,944	33,048
Amortization of servicing assets — Note 5	(27,319)	(31,688)
Recovery (impairment) of servicing assets — Note 5	32,400	(47,383)

Net loan administration income (loss)	40,025	(46,023)
Gain from sales of loans	34,525	52,769
Gain on sale of mortgage servicing assets	1,185	6,489
Trading gains	1,380	4,673
Derivative (losses) gains, net	(47,282)	57,071
Other	6,208	6,101

	36,041	81,080
Other expense:
Salaries	48,196	49,834
Pension and other employee benefits	12,045	11,747
Office expense	3,820	4,737
Premises and equipment	10,299	10,455
Marketing and development	2,815	3,634
Professional fees	4,612	3,844
Other	15,326	16,185

	97,113	100,436

Income before income taxes	(4,150)	31,701
Provision for income taxes	(1,605)	11,799

Net income	$(2,545)	$19,902

Earnings per share: — Note 9
Basic	$(0.09)	$0.71

Diluted	$(0.09)	$0.66

Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income	Compensation	Capital	Stock	Stock
			(Dollars in thousands)
Balance at January 1, 2005 (Restated)	$501,185	$412,027	$2,454	$(660)	$383	$112,000	$(25,019)
Net loss	(2,545)	(2,545)
Unrealized loss on investment securities net of $198 tax benefit	(297)		(297)
Foreign currency adjustment	(121)		(121)

Total comprehensive income (Restated)	498,222
Deferred Compensation	(19)			(19)
Cash dividends	(2,851)	(2,851)
Tax benefit on stock option exercises	499				499
Treasury stock:
Purchase of 37,139 shares	(908)						(908)
Sales of 103,791 shares	1,278	(225)			(882)		2,385

Balance at March 31, 2005 (Restated)	$496,221	$406,406	$2,036	$(679)	$—	$112,000	$(23,542)

Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income (Restated)	19,902	19,902
Unrealized gain on investment securities net of $43 tax liability	64		64
Unrealized gain on interest rate cap net of $56 tax benefit	(81)		(81)
Foreign currency adjustment	(75)		(75)

Total comprehensive income (Restated)	19,810
Deferred Compensation	(36)			(36)
Cash dividends	(2,260)	(2,260)
Tax benefit on stock option exercises	661				661
Treasury stock: Purchase of 9,907 shares	(333)						(333)
Sales of 131,627 shares	2,644				(1,330)		3,974

Balance at March 31, 2004 (Restated)	$452,746	$370,289	$90	$(540)	$595	$112,000	$(29,688)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net (loss) income (Restated)	$(2,545)	$19,902
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	3,109	1,582
Amortization and (recovery) impairment of servicing assets	(5,081)	79,070
Provision for loan and lease losses	3,291	8,146
Gain on sale of mortgage servicing assets	(1,185)	(6,489)
Gain from sales of loans held for sale	(34,525)	(52,769)
Originations and purchases of loans held for sale	(3,287,612)	(3,304,377)
Proceeds from sales and repayments of loans held for sale	3,134,320	3,163,639
Proceeds from sale of mortgage servicing assets	10,171	15,606
Net decrease in residuals	4,519	1,720
Net increase in accounts receivable	(3,510)	(3,774)
Other, net (Restated)	(31,730)	(36,463)

Net cash used by operating activities	(210,778)	(114,207)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	1,293	20,279
Available-for-sale	—	1,074
Purchase of investment securities:
Held-to-maturity	—	(30,897)
Available-for-sale	(1,480)	(639)
Net (increase) decrease in interest-bearing deposits	(21,273)	14,558
Net increase in loans, excluding sales	(57,467)	(83,437)
Proceeds from sale of loans	18,400	13,886
Other, net	(1,234)	(308)

Net cash used by lending and investing activities	(61,761)	(65,484)

Financing activities:
Net increase in deposits	375,152	409,345
Net decrease in short-term borrowings	(12,577)	(132,742)
Repayments of long-term debt	(3)	(3)
Proceeds from issuance of collateralized borrowings	35,448	112,000
Repayments of collateralized borrowings	(67,347)	(174,703)
Purchase of treasury stock for employee benefit plans	(908)	(333)
Proceeds from sale of stock for employee benefit plans	1,777	3,305
Dividends paid	(2,851)	(2,260)

Net cash provided by financing activities	328,691	214,609

Effect of exchange rate changes on cash	484	(24)

Net increase in cash and cash equivalents	56,636	34,894
Cash and cash equivalents at beginning of period	97,101	140,810

Cash and cash equivalents at end of period	$153,737	$175,704

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$26,436	$20,916

Income taxes	$2,456	$(21,026)

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$1,766	$78,004

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

	For the Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Net income as reported	$(2,545)	$19,902
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(531)	(632)

Pro forma net income	$(3,076)	$19,270

Basic earnings per share
As reported	$(0.09)	$0.71
Pro forma	$(0.11)	$0.68
Diluted earnings per share
As reported	$(0.09)	$0.66
Pro forma	$(0.11)	$0.64
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
Note 2 — Restatement of Financials
     Management and the Audit & Risk Management Committee (the “Audit Committee”) of the Board of Directors of the Corporation determined in November, 2005 that the initial filings of our interim financial statements included in the Corporation’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2005 and June 30, 2005 and the annual financial statements for the year ended December 31, 2004 should no longer be relied upon and should be restated.
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
     In light of the restatement of financial statements for full year 2004 and the first and second quarters of 2005, the Corporation has made other adjusting entries to record a reduction in tax reserves in the proper periods in 2004 instead of the first quarter of 2005. These tax reserve adjustments, which were considered immaterial prior to the restatement, had the effect of increasing 2004 net income by $0.7 million and reducing 2005 net income by the same amount. In addition, a $1.1 million (pre-tax) reduction of a contingent liability in the first quarter of 2005 was removed to reflect settlement of the lawsuit involved in the third quarter of 2005. The tables below outline the impact of these adjustments on previously reported periods:

	For the three months ended
	March 31, 2005		March 31, 2004
	As Reported	Restated	As Reported	Restated
	(Dollars in thousands)
Loan servicing fees	$34,619	$34,944	$32,577	$33,048
Derivative gains (losses), net	(36,778)	(47,282)	58,915	57,071
Salaries	50,017	48,196	49,834	49,834
Other expense	14,491	15,326	16,185	16,185
Provision for income taxes	1,418	(1,605)	12,734	11,799
Net (loss) income	3,625	(2,545)	20,341	19,902

Earnings per share basic	$0.13	$(0.09)	$0.72	$0.71
Earnings per share diluted	0.13	(0.09)	0.67	0.66
Selected Balance Sheet Data:

	March 31, 2005		December 31, 2004
	As Reported	Restated	As Reported	Restated
		(Dollars in thousands)
Total assets	$5,565,481	$5,551,781	$5,239,341	$5,235,820
Total equity	503,849	496,221	502,644	501,185

Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,782,178	$1,697,651
Real estate-construction	254,274	287,496
Real estate-mortgage	769,481	808,875
Consumer	37,693	31,166
Commercial financing
Franchise financing	337,198	330,496
Domestic leasing	183,458	174,035
Canadian leasing	270,068	265,780
Unearned income
Franchise financing	(87,022)	(86,638)
Domestic leasing	(25,407)	(23,924)
Canadian leasing	(34,224)	(34,497)

Total	$3,487,697	$3,450,440

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$44,443	$64,285
Provision for loan and lease losses	3,291	14,195
Charge-offs	(4,033)	(28,180)
Recoveries	1,918	5,335
Reduction due to sale of loans and leases and other	(240)	(627)
Reduction due to reclassification of loans	(12)	(10,808)
Foreign currency adjustment	61	243

Balance at end of period	$45,428	$44,443

Note 5 — Servicing Assets
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
Note 9 — Earnings Per Share
     Earnings Per Share calculations are summarized as follows:

	Basic		Effect of	Diluted
	Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares	Per Share
	(Dollars in thousands, except per share amounts)
	(Restated)			(Restated)
Period ended March 31, 2005
Net income available to common shareholders	$(2,545)	$—	$—	$(2,545)
Shares	28,462	329	—	28,791

Per-share amount	$(0.09)	$—	$—	$(0.09)

Period ended March 31, 2004
Net income available to common shareholders	$19,902	$—	$678	$20,580
Shares	28,191	492	2,607	31,290

Per-share amount	$0.71	$(0.01)	$(0.04)	$0.66

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
     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months ended March 31, 2005, and 2004:

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
			(Dollars in thousands)
	(Restated)		(Restated)		(Restated)	(Restated)
For the Three Months Ended March 31, 2005
Net interest income	$9,806	$24,392	$25,010	$5,937	$(8,223)	$56,922
Intersegment interest	(1,894)	(832)	(4,949)	(435)	8,110	—
Other revenue	17,838	4,315	12,525	1,908	(545)	36,041
Intersegment revenues	24	66	—	—	(90)	—

Total net revenues	25,774	27,941	32,586	7,410	(748)	92,963
Other expense	41,637	18,326	28,440	5,993	2,717	97,113
Intersegment expenses	841	429	727	193	(2,190)	—

Income (loss) before taxes	(16,704)	9,186	3,419	1,224	(1,275)	(4,150)
Income taxes	(6,446)	3,717	1,374	528	(778)	(1,605)

Net income (loss)	$(10,258)	$5,469	$2,045	$696	$(497)	$(2,545)

Assets at March 31, 2005	$1,368,894	$2,894,662	$1,055,478	$657,679	$(424,932)	$5,551,781

For the Three Months Ended March 31, 2004
Net interest income	$9,193	$18,556	$21,177	$5,601	$(3,470)	$51,057
Intersegment interest	(424)	790	(2,380)	—	2,014	—
Other revenue	59,867	4,646	16,905	448	(786)	81,080
Intersegment revenues	—	130	(624)	—	494	—

Total net revenues	68,636	24,122	35,078	6,049	(1,748)	132,137
Other expense	51,603	14,634	24,662	4,025	5,512	100,436
Intersegment expenses	866	449	724	173	(2,212)	—

Income (loss) before taxes	16,167	9,039	9,692	1,851	(5,048)	31,701
Income taxes	6,435	3,622	3,883	2,144	(4,285)	11,799

Net income (loss)	$9,732	$5,417	$5,809	$(293)	$(763)	$19,902

Assets at March 31, 2004	$1,330,505	$2,311,816	$1,106,614	$487,769	$(91,908)	$5,144,796

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
Stamper v. A Home of Your Own
     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 per plaintiff for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon SFAS 5 guidance. [Note on Subsequent Event in Connection with This Amended Report: On September 14, 2005, the parties settled this case. In light of the restatement of financials in this Form 10-Q/A for the period ended March 31, 2005, we also made a change to reflect the liability associated with the settlement of this case.]

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
Incentive Servicing Fees
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. As long as the fair value is above the lower of cost or market (LOCOM) cap, revenue is recognized on a cash-due basis. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due.
Consolidated Overview

	For the three months ended March 31,
	2005	2004
	(Restated)	(Restated)
Net income (millions)	$(2.5)	$19.9
Basic earnings per share	(0.09)	0.71
Diluted earnings per share	(0.09)	0.66
Return on average equity	(2.0)%	18.0%
Return on average assets	(0.2)	1.6
Consolidated Income Statement Analysis
Net Income
     We recorded a net loss of $2.5 million for the three months ended March 31, 2005, down 113% from net income of $19.9 million for the three months ended March 31, 2004. Net loss per share (diluted) was $0.09 for the quarter ended March 31, 2005, down 114% from $0.66 per share for the first quarter of 2004. Return on equity was (2.0)% for the three months ended March 31, 2005 and 18.0% for the same period in 2004.
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

     The following table shows our daily average consolidated balance sheet, interest rates and interest differential at the dates indicated:

	For the Three Months Ended March 31,
	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$64,886	$278	1.74%	$75,276	$137	0.73%
Federal funds sold	8,143	49	2.44%	8,526	18	0.85%
Residual interests	53,201	2,340	17.84%	70,716	3,258	18.53%
Investment securities (1)	108,054	1,437	5.39%	77,952	1,072	5.53%
Loans held for sale	1,013,964	18,571	7.43%	803,267	14,072	7.05%
Loans and leases, net of unearned income (2)	3,474,331	65,491	7.64%	3,225,210	61,246	7.64%

Total interest earning assets	4,722,579	$88,166	7.57%	4,260,947	$79,803	7.53%
Noninterest-earning assets:
Cash and due from banks	102,426			105,906
Premises and equipment, net	30,003			31,595
Other assets (Restated)	602,884			552,837
Less allowance for loan and lease losses	(44,955)			(64,447)

Total assets (Restated)	$5,412,937			$4,886,838

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$469,674	$2,120	1.83%	$224,708	$423	0.76%
Money market savings	1,113,345	5,499	2.00%	977,262	2,954	1.22%
Regular savings	61,728	210	1.38%	59,368	235	1.59%
Time deposits	923,920	6,845	3.00%	911,719	5,877	2.59%
Short-term borrowings	290,668	3,108	4.34%	273,488	1,623	2.39%
Collateralized debt	520,738	4,315	3.36%	563,049	3,805	2.72%
Other long-term debt	270,171	5,856	8.79%	270,183	5,683	8.46%

Total interest-bearing liabilities	$3,650,244	$27,953	3.11%	$3,279,777	$20,600	2.53%
Noninterest-bearing liabilities:
Demand deposits	966,653			866,721
Other liabilities (Restated)	292,407			296,541
Shareholders’ equity (Restated)	503,633			443,799

Total liabilities and shareholders’ equity (Restated)	$5,412,937			$4,886,838

Net interest income		$60,213			$59,203

Net interest income to average interest earning assets			5.17%			5.59%

(1)	We do not show interest income on a tax equivalent basis because it is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended March 31, 2005 was $3 million, compared to $8 million for the same period in 2004. More information on this subject is contained in the section on “credit risk.”
Noninterest Income
     Noninterest income during the first quarter of 2005 totaled $36 million, compared to $81 million for the first three months of 2004. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the decrease were $15 million of losses on derivative instruments used to hedge our servicing assets in excess of the reversal of servicing asset impairment, lower gains from servicing sales, and lower gains from sales of loans. Details related to these fluctuations are discussed later in the “mortgage banking” section of this document.

Noninterest Expense
     Noninterest expenses for the three months ended March 31, 2005 totaled $97 million, compared to $100 million for the same period in 2004.
Income Tax Provision
     Income tax benefit for the three month ended March 31, 2005 totaled $1.6 million, compared to tax provision of $11.8 million during the same period in 2004. Our effective tax rate declined to 39% during the first quarter of 2005.
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
Capital
     Shareholders’ equity averaged $504 million during the first quarter of 2005, up 7% compared to the average for the year 2004. Shareholders’ equity balance of $796 million at March 31, 2005 represented $17.40 per common share, compared to $17.61 at December 31, 2004. We paid $2.9 million in dividends in the first quarter of 2005, reflecting an increase of $0.02 per share compared to a year ago.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Tier 1 capital	$647,296	$637,875
Tier 2 capital	144,543	143,612

Total risk-based capital	$791,839	$781,487

Risk-weighted assets	$5,283,754	$4,908,012
Risk-based ratios:
Tier 1 capital	12.3%	13.0%
Total capital	15.0	15.9
Tier 1 leverage ratio	11.8	11.6
Ending shareholders’ equity to assets	8.9	9.6
Average shareholders’ equity to assets	9.3	9.0
     At March 31, 2005, our total risk-adjusted capital ratio was 15.0% exceeding our internal minimum target of 11.0%. At December 31, 2004, our total risk-adjusted capital ratio was 15.9%. Our ending equity to assets ratio at March 31, 2005 was 8.9% compared to 9.6% at December 31, 2004. Our Tier 1 capital totaled $647 million as of March 31, 2005, or 12.3% of risk-weighted assets.
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
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance

The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income (loss):
Mortgage Banking (Restated)	$(10,258)	$9,732
Commercial Banking	5,469	5,417
Home Equity Lending (Restated)	2,045	5,809
Commercial Finance	696	(293)
Other (including consolidating entries) (Restated)	(497)	(763)

	$(2,545)	$19,902

Mortgage Banking
     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
	(Restated)
Selected Income Statement Data:
Net interest income	$7,723	$8,662
Recovery of loan loss	189	107
Noninterest income	17,862	59,867

Total net revenue	25,774	68,636
Operating expense	(42,478)	(52,469)

(Loss) income before taxes	(16,704)	16,167
Income taxes	6,446	(6,435)

Net (loss) income	$(10,258)	$9,732

Selected Operating Data:
Mortgage loan originations	$2,812,411	$2,930,716
Servicing sold as a % of originations	108.7%	50.6%

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,368,894	$1,238,136
Mortgage loans held for sale	727,310	662,832
Mortgage servicing assets	336,555	319,225
Deposits	745,901	680,812
Short-term borrowing	165,962	133,150
Shareholder’s equity (Restated)	135,581	123,265
Selected Operating Data:
Servicing portfolio:
Balance at end of period	24,458,656	26,196,627
Weighted average coupon rate	5.72%	5.75%
Weighted average servicing fee	0.36	0.35
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
Net Income
     Net loss from mortgage banking for the three months ended March 31, 2005 was $10.3 million, compared to net income of $9.7 million for the same period in 2004. This change from a profit to a loss in 2005 reflects a significant decline in loan origination revenues and income from secondary market sales of loans as well as mortgage servicing hedge losses in excess of servicing impairment recovery of $15 million. During the same period in 2004, derivative gains exceeded servicing impairment by $10 million. We currently anticipate that the mortgage segment will return to profitability in the second quarter.
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

Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Salaries and employee benefits	$17,181	$19,740
Incentive and commission pay	6,687	9,788
Other expenses (Restated)	18,610	22,941

Total operating expenses (Restated)	$42,478	$52,469

Number of employees at period end (1)	1,222	2,022

(1)	On a full time equivalent basis
     Operating expenses for the three months ended March 31, 2005 totaled $42 million, a 19% decrease over the same period in 2004. Salaries and employee benefits including incentive and commission pay declined 19% during the first quarter of 2005 compared to the same period in 2004. These fluctuations reflect efforts in place to reduce the size of our mortgage operation since the refinance boom of 2001-2003 to align our costs with the reduced margins we are experiencing.
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

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$15,456	$21,247
Other real estate owned	4,946	1,533

Total nonperforming assets	$20,402	$22,780

Nonperforming assets to total assets	0.70%	0.87%
Allowance for loan losses	$22,819	$22,230
Allowance for loan losses to total loans	1.00%	1.00%

	March 31,
	2005	2004
For the Period Ended:
Provision for loan losses	$1,000	$1,200
Net charge-offs	412	1,170
Net charge-offs to average loans	0.07%	0.24%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Selected Income Statement Data:
Net interest income	$20,432	$24,696
Provision for loan and lease losses	(371)	(5,899)
Noninterest income	12,525	16,282

Total net revenues	32,586	35,079
Operating expenses	(29,167)	(25,387)

Income before taxes	3,419	9,692
Income taxes	(1,374)	(3,883)

Net income	$2,045	$5,809

Selected Operating Data:
Loan volume:
Lines of credit	$92,326	$94,825
Loans	337,288	212,052
Gain on sale of loans to loans sold	2.57%	4.29%

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets (Restated)	$1,055,478	$992,979
Home equity loans and lines of credit(1)	553,310	590,175
Allowance for loan losses	(11,364)	(11,330)
Home equity loans held for sale	325,719	227,740
Residual interests	45,900	51,542
Mortgage servicing assets	46,765	44,000
Short-term borrowings	514,942	359,902
Collateralized debt	306,951	352,625
Shareholders’ equity (Restated)	128,354	136,260
Selected Operating Data:
Total managed portfolio balance	1,159,076	1,147,137
Delinquency ratio(2)	3.7%	4.8%
Total managed portfolio balance Including credit risk sold	2,948,104	2,807,367
Weighted average coupon rate: Lines of credit	9.54%	9.18%
Loans	10.92	11.87
Net home equity annualized charge-offs to average managed portfolio	0.87	1.85

(1)	Includes $317 million and $361 million of collateralized loans at March 31,2005 and December 31, 2004, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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
Loan Volume
     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended March 31,
Product	2005	2004
	(Funding amount in thousands)
First mortgage loans
Funding Amount	$31,726	$18,719
Weighted Average Disposable Income	4,576	4,654
Weighted Average FICO score	689	692
Weighted Average Coupon	6.51%	7.11%
Home equity loans up to 100% CLTV
Funding Amount	$140,663	$48,507
Weighted Average Disposable Income	5,478	5,030
Weighted Average FICO score	724	690
Weighted Average Coupon	7.08%	8.79%
Home equity loans up to 125% CLTV
Funding Amount	$164,900	$144,826
Weighted Average Disposable Income	4,215	4,203
Weighted Average FICO score	689	680
Weighted Average Coupon	11.78%	11.50%

	Three Months Ended March 31,
Product	2005	2004
	(Funding amount in thousands)
Home equity lines of credit up to 100% CLTV
Funding Amount	$79,618	$71,737
Weighted Average Disposable Income	6,052	5,942
Weighted Average FICO score	691	683
Weighted Average Coupon	7.41%	6.76%
Home equity lines of credit up to 125% CLTV
Funding Amount	$12,708	$23,088
Weighted Average Disposable Income	4,590	4,500
Weighted Average FICO score	697	696
Weighted Average Coupon	11.44%	10.21%
All Products
Funding Amount	$429,614	$306,877
Weighted Average Disposable Income	5,086	4,789
Weighted Average FICO score	701	684
Weighted Average Coupon	9.03%	9.60%
Net Income
     Our home equity lending business recorded net income of $2.0 million during the three months ended March 31, 2005, compared to net income for the same period in 2004 of $5.8 million.
Net Revenue
     Net revenue for the three months ended March 31, 2005 totaled $33 million, compared to net revenue for the three months ended March 31, 2004 of $35 million. The decrease in revenues is primarily a result of lower trading gains resulting from marking our residual interests to fair value.
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
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net interest income	$20,432	$24,696
Provision for loan losses	(371)	(5,899)
Gain on sales of loans	8,268	8,689
Loan servicing fees (Restated)	8,835	6,572
Amortization of servicing assets	(5,789)	(3,977)
Recovery (impairment) of servicing assets	(303)	940
Trading gains	480	4,641
Derivative gains (Restated)	577	(635)
Other income	457	52

Total net revenue (Restated)	$32,586	$35,079

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
     We do not record a residual interest as a result of these whole loan sales as we do not retain a credit loss interest after the sale. These are cash sales for which we receive a premium, generally record a servicing asset, and recognize any points and fees at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At March 31, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. During the first quarter of 2005, we collected $0.3 million in cash from these ISFs, compared to $0.5 million during the year-earlier period.
     These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market basis. Therefore if the fair value of the ISFs in subsequent periods exceeds cost basis, then revenue is recognized as preestablished performance metrics are met and cash is due.
     When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due.
     Loan servicing fees totaled $9 million during the first quarter of 2005 compared to $7 million during the same period in 2004. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.4 billion and $1.7 billion at March 31, 2005 and 2004, respectively. The increase in loan servicing fees in 2005 relates to the increased size of our servicing portfolio as well as increased early repayment fees that totaled $4 million during the quarter ended March 31, 2005 compared to $2 million during the same period in 2004 on the portfolio underlying the mortgage servicing asset.
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
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
	(Restated)
Salaries and employee benefits	$19,248	$16,126
Other	9,919	9,260

Total operating expenses	$29,167	$25,386

Number of employees at period end (1)	651	607

(1)	On a full time equivalent basis .
     Operating expenses were $29 million for the three months ended March 31, 2005, compared to $25 million for the same period in 2004. Operating expenses include compensation expense related to long term compensation plans at the home equity lending line of business totaling $4 million and $3 million during the first quarter of 2005 and 2004, respectively. During the first quarter of 2005, we completed our repurchase of the minority ownership interests in this line of business and as such, the segment is now a wholly-owned subsidiary of the Corporation and its subsidiary Bank. Operating expenses also increased as a result of an increase in number of employees, increased production and a migration to more variable incentive compensation plans.
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
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$4,058	$3,936
Allowance for loan losses	10,186	9,624
Allowance for loan losses to total loans	1.58%	1.54%

	March 31,
For the Period Ended:	2005	2004
	(Dollars in thousands)
Provision for loan losses	$ 2,110	$ 1,153
Net charge-offs	1,368	1,294
Annualized net charge-offs to average loans	0.88%	1.11%
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2005	2004
	(Dollars in thousands)
Domestic franchise loans	$250,176	$243,859
Weighted average yield	8.63%	8.11%
Delinquency ratio	0.77	0.35
Domestic leases	$158,000	$149,999
Weighted average yield	8.50%	8.95%
Delinquency ratio	0.88	1.09
Canadian leases (1)	$235,844	$231,282
Weighted average yield	9.09%	9.77%
Delinquency ratio	1.58	0.82

(1)	In U.S. dollars .
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $0.5 million for the three months ended March 31, 2005, compared to a loss of $0.8 million during the same period in 2004.
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

     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $41 million in nonperforming assets at March 31, 2005 were held at our lines of business as follows (dollars in millions):

March 31,
2005
• Mortgage banking	$ 6
• Commercial banking	20
• Home equity ending	11
• Commercial finance	4
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. Based on the evaluation and due to the existence of the material weakness described below, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were not effective as of March 31, 2005.
     Identification of Material Weakness – A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of March 31, 2005, the Corporation did not maintain effective controls over the selection and application of generally accepted accounting principles to incentive service fees received from whole loan sales to third parties. Specifically, the Corporation accounted for these incentive service fees as derivative financial instruments instead of mortgage service rights as required by generally accepted accounting principles. As described in Note 2 to the consolidated financial statements, this control deficiency has resulted in the restatement of the Corporation’s 2004 consolidated financial statements and the 2005 first and second quarter consolidated financial statements. In addition, this control deficiency could, if not corrected or remediated, result in a misstatement to the derivative balance sheet and income statement accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.

     Changes in Internal Control Over Financial Reporting – There were no changes in the Corporation’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 that occurred during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, in November and December of 2005, the Corporation took corrective action to remediate the material weakness identified above. The Corporation designed, documented, and tested additional controls over the selection and application of generally accepted accounting principles to incentive servicing fees received from whole loan sales to third parties.

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
     [Note on Subsequent Events in connection with This Amended Report: On September 14, 2005, the parties settled Stamper v. A Home of Your Own, a lawsuit involving our indirect subsidiary, Irwin Mortgage Corporation, filed in August 1998 in the Baltimore, Maryland, City Circuit Court. In light of the restatement of financials in this Form 10-Q/A for the period ended March 31, 2005, we also made a change to reflect the liability associated with the settlement of this case.]
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

Item 6. Revised Index to Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005, previously filed with this Form 10-Q.

3.2	Code of By-laws of Irwin Financial Corporation, as amended, dated April 30, 2004. (Incorporated by reference to Exhibit 3.3 to Form 10-Q Report for the quarter ended June 30, 2004, File No. 001-16691.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.).

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.

10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.9	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

Exhibit
Number	Description of Exhibit
10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.15	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.19	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado, previously filed with this Form 10-Q.

10.20	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado, previously filed with this Form 10-Q.

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.22	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.23	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.25	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.26	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.27	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.29	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.30	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2003, File No. 000-06835.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements, as previously provided.

Exhibit
Number	Description of Exhibit
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, as previously provided.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, as previously provided.

31.3	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, filed herewith.

31.4	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, filed herewith.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.3	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates management contract or compensatory plan or arrangement, as previously provided.

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