Form 10-Q/A
period 2005-06-30
IRWIN FINANCIAL CORP
filed 2006-02-03
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q/A
Amendment No. 1
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___to ___.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐
As of July 25, 2005, there were 28,547,237 outstanding common shares, no par value, of the Registrant.

EXPLANATORY NOTE
     This Report on Form 10-Q/A amends the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, as initially filed with the Securities and Exchange Commission on July 29, 2005. This restatement, which we announced on November 4, 2005, is a result of our correcting the accounting for incentive servicing fees as mortgage servicing rights rather than derivative instruments. See Note 2 – “Restatement of Financials” for additional information regarding this restatement and a summary of the impact of this restatement on our financial statements. Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended to reflect the impact of the restatement. Item 4 – Controls and Procedures has also been amended to acknowledge the existence of a material weakness in our internal controls over financial reporting. In light of the restatement, we have made other adjusting entries to change the period in which the reversal of certain tax reserves were recorded from the first quarter of 2005 to the proper periods in 2004. In addition, a reduction to a contingent liability in the first quarter of 2005 was removed to reflect settlement of the lawsuit involved in the third quarter of 2005. These tax reserve and contingent liability adjustments were considered immaterial prior to the restatement. The Form 10-Q has not been amended in any other respect except for certain minor conforming changes and the provision of updated certifications and signatures.
     The financial statements and related financial information for the affected periods contained in our Quarterly Report on Form 10-Q for the period ended June 30, 2005 should no longer be relied upon.
FORM 10-Q/A

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Assets:
Cash and cash equivalents	$173,416	$97,101
Interest-bearing deposits with financial institutions	78,038	58,936
Residual interests	44,122	56,101
Investment securities- held-to-maturity (Fair value: $4,673 at June 30, 2005 and $4,952 at December 31, 2004)	4,664	4,942
Investment securities- available-for-sale	103,049	103,280
Loans held for sale	1,047,446	890,711
Loans and leases, net of unearned income — Note 3	4,076,511	3,450,440
Less: Allowance for loan and lease losses — Note 4	(50,935)	(44,443)

	4,025,576	3,405,997
Servicing assets — Note 5	287,390	367,032
Accounts receivable	150,763	122,131
Accrued interest receivable	18,402	15,428
Premises and equipment	30,803	30,240
Other assets	115,447	83,921

Total assets	$6,079,116	$5,235,820

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$1,091,352	$975,925
Interest-bearing	1,899,589	1,774,727
Certificates of deposit over $100,000	850,022	644,611

	3,840,963	3,395,263
Short-term borrowings — Note 6	402,491	237,277
Collateralized debt — Note 7	809,673	547,477
Other long-term debt	270,166	270,172
Other liabilities	265,247	284,446

Total liabilities	5,588,540	4,734,635

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of June 30, 2005 and December 31, 2004, including 1,059,448 and 1,159,684, shares in treasury as of June 30, 2005 and December 31, 2004, respectively	112,000	112,000
Additional paid-in capital	—	383
Deferred compensation	(677)	(660)
Accumulated other comprehensive income, net of deferred income tax benefits of $197 at June 30, 2005 and $129 as of December 31, 2004	2,022	2,454
Retained earnings	399,986	412,027

	513,331	526,204
Less treasury stock, at cost	(22,755)	(25,019)

Total shareholders’ equity	490,576	501,185

Total liabilities and shareholders’ equity	$6,079,116	$5,235,820

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2005	2004
	(Dollars in thousands, except per share)
	(Restated)	(Restated)
Interest income:
Loans and leases	$71,940	$58,425
Loans held for sale	21,595	22,212
Residual interests	1,994	3,285
Investment securities	1,836	1,153
Federal funds sold	178	21

Total interest income	97,543	85,096

Interest expense:
Deposits	18,124	10,058
Short-term borrowings	4,158	2,193
Collateralized debt	4,483	2,914
Other long-term debt	5,933	5,675

Total interest expense	32,698	20,840

Net interest income	64,845	64,256
Provision for loan and lease losses — Note 4	8,872	1,794

Net interest income after provision for loan and lease losses	55,973	62,462
Other income:
Loan servicing fees	34,230	33,855
Amortization of servicing assets — Note 5	(26,377)	(29,656)
(Impairment) recovery of servicing assets — Note 5	(50,275)	71,950

Net loan administration (loss) income	(42,422)	76,149
Gain from sales of loans	21,538	39,274
Gain on sale of mortgage servicing assets	5,471	1,928
Trading gains	2,229	6,669
Derivative gains (losses), net	23,934	(53,815)
Other	7,663	6,314

	18,413	76,519
Other expense:
Salaries	40,336	54,783
Pension and other employee benefits	8,726	10,938
Office expense	3,495	4,942
Premises and equipment	8,613	10,339
Marketing and development	2,284	3,932
Professional Fees	3,282	5,459
Other	13,180	17,364

	79,916	107,757

(Loss) income before income taxes	(5,530)	31,224
Provision for income taxes	(2,119)	12,942

Net (loss) income	$(3,411)	$18,282

Earnings per share: — Note 9
Basic	$(0.12)	$0.65

Diluted	$(0.12)	$0.61

Dividends per share	$0.10	$0.08

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in thousands, except per share)
	(Restated)	(Restated)
Interest income:
Loans and leases	$137,431	$119,671
Loans held for sale	40,166	36,285
Residual interests	4,334	6,543
Investment securities	3,551	2,362
Federal funds sold	228	38

Total interest income	185,710	164,899

Interest expense:
Deposits	32,798	19,548
Short-term borrowings	7,267	3,815
Collateralized debt	8,798	6,719
Other long-term debt	11,789	11,358

Total interest expense	60,652	41,440

Net interest income	125,058	123,459
Provision for loan and lease losses — Note 4	12,163	9,940

Net interest income after provision for loan and lease losses	112,895	113,519
Other income:
Loan servicing fees	69,173	66,903
Amortization of servicing assets — Note 5	(53,696)	(61,343)
(Impairment) recovery of servicing assets — Note 5	(17,874)	24,567

Net loan administration (loss) income	(2,397)	30,127
Gain from sales of loans	56,062	92,043
Gain on sale of mortgage servicing assets	6,656	8,417
Trading gains	3,609	11,342
Derivative (losses) gains, net	(23,348)	3,256
Other	13,872	12,414

	54,454	157,599
Other expense:
Salaries	88,532	104,616
Pension and other employee benefits	20,770	22,685
Office expense	7,315	9,679
Premises and equipment	18,912	20,794
Marketing and development	5,100	7,567
Professional Fees	7,895	9,303
Other	28,506	33,549

	177,030	208,193

Income before income taxes	(9,681)	62,925
Provision for income taxes	(3,724)	24,741

Net income	$(5,957)	$38,184

Earnings per share: — Note 9
Basic	$(0.21)	$1.35

Diluted	$(0.21)	$1.27

Dividends per share	$0.20	$0.16

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at April 1, 2005 (Restated)	$496,221	$406,406	$2,036	$(679)	$—	$112,000	$(23,542)
Net loss (Restated)	(3,411)	(3,411)
Unrealized gain on investment securities net of $110 tax liability	165		165
Unrealized gain on interest rate hedge net of $19 tax liability	29		29
Foreign currency adjustment	(208)		(208)

Total comprehensive loss (Restated)	(3,425)
Deferred compensation	2			2
Cash dividends	(2,855)	(2,855)
Tax benefit on stock option exercises	28				28
Treasury stock:
Purchase of 7,240 shares	(153)						(153)
Sales of 40,824 shares	758	(154)			(28)		940

Balance at June 30, 2005 (Restated)	$490,576	$399,986	$2,022	$(677)	$—	$112,000	$(22,755)

Balance at April 1, 2004 (Restated)	$452,746	$370,289	$90	$(540)	$595	$112,000	$(29,688)
Net income (Restated)	18,282	18,282
Unrealized loss on investment securities net of $92 tax benefit	(138)		(138)
Unrealized gain on interest rate cap net of $185 tax liability	278		278
Foreign currency adjustment	(159)		(159)

Total comprehensive income (Restated)	18,263
Deferred compensation	2			2
Cash dividends	(2,263)	(2,263)
Tax benefit on stock option exercises	17				17
Treasury stock:
Purchase of 533 shares	(14)						(14)
Sales of 28,057 shares	633				(33)		666

Balance at June 30, 2004 (Restated)	$469,384	$386,308	$71	$(538)	$579	$112,000	$(29,036)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2005, and 2004

			Accumulated
			Other		Additional
		Retained	Comprehensive	Deferred	Paid in	Common	Treasury
	Total	Earnings	Income (Loss)	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2005 (Restated)	$501,185	$412,027	$2,454	$(660)	$383	$112,000	$(25,019)
Net income (Restated)	(5,957)	(5,957)
Unrealized loss on investment securities net of $87 tax benefit	(131)		(131)
Unrealized gain on interest rate hedge net of $19 tax liability	28		28
Foreign currency adjustment	(329)		(329)

Total comprehensive income (Restated)	(6,389)
Deferred compensation	(17)			(17)
Cash dividends	(5,706)	(5,706)
Tax benefit on stock option exercises	527				527
Treasury stock:
Purchase of 44,379 shares	(1,061)						(1,061)
Sales of 144,615 shares	2,037	(378)			(910)		3,325

Balance at June 30, 2005 (Restated)	$490,576	$399,986	$2,022	$(677)	$—	$112,000	$(22,755)

Balance at January 1, 2004	$432,260	$352,647	$182	$(504)	$1,264	$112,000	$(33,329)
Net income (Restated)	38,184	38,184
Unrealized loss on investment securities net of $49 tax benefit	(73)		(73)
Unrealized gain on interest rate cap net of $131 tax liability	196		196
Foreign currency adjustment	(234)		(234)

Total comprehensive income (Restated)	38,073
Deferred compensation	(34)			(34)
Cash dividends	(4,523)	(4,523)
Tax benefit on stock option exercises	678				678
Treasury stock:
Purchase of 10,440 shares	(347)						(347)
Sales of 159,684 shares	3,277				(1,363)		4,640

Balance at June 30, 2004 (Restated)	$469,384	$386,308	$71	$(538)	$579	$112,000	$(29,036)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months Ended June 30,
	2005	2004
	(Dollars in thousands)
Net income (Restated)	$(5,957)	$38,184
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	5,962	3,536
Amortization and impairment of servicing assets	71,570	36,776
Provision for loan and lease losses	12,163	9,940
Gain on sale of mortgage servicing assets	(6,656)	(8,417)
Gain from sales of loans held for sale	(56,062)	(92,043)
Originations and purchases of loans held for sale	(6,474,996)	(7,504,513)
Proceeds from sales and repayments of loans held for sale	6,329,058	7,208,754
Proceeds from sale of mortgage servicing assets	59,424	28,527
Net decrease (increase) in residuals	11,979	(2,899)
Net increase in accounts receivable	(28,632)	(15,076)
Other, net (Restated)	(56,328)	15,902

Net cash used by operating activities	(138,475)	(281,329)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	274	52,876
Available-for-sale	2,712	1,257
Purchase of investment securities:
Held-to-maturity	—	(73,404)
Available-for-sale	(2,751)	(9,975)
Net increase in interest-bearing deposits	(19,102)	(7,422)
Net increase in loans, excluding sales	(652,444)	(93,055)
Proceeds from sale of loans	21,271	31,416
Other, net	(4,429)	(2,837)

Net cash used by lending and investing activities	(654,469)	(101,144)

Financing activities:
Net increase in deposits	445,700	461,602
Net increase in short-term borrowings	165,214	226,102
Repayments of long-term debt	(6)	(6)
Proceeds from issuance of collateralized borrowings	425,154	32,862
Repayments of collateralized borrowings	(162,958)	(328,685)
Purchase of treasury stock for employee benefit plans	(1,061)	(347)
Proceeds from sale of stock for employee benefit plans	2,564	3,955
Dividends paid	(5,706)	(4,523)

Net cash provided by financing activities	868,901	390,960

Effect of exchange rate changes on cash	358	(91)

Net increase in cash and cash equivalents	76,315	8,396
Cash and cash equivalents at beginning of period	97,101	140,810

Cash and cash equivalents at end of period	$173,416	$149,206

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$58,552	$41,975

Income taxes paid (refund)	$4,366	$(21,466)

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$17,346	$68,968

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Net (loss) income as reported	$(3,411)	$18,282	$(5,957)	$38,184
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(543)	(668)	(1,073)	(1,300)

Pro forma net (loss) income	$(3,954)	$17,614	$(7,030)	$36,884

Basic earnings per share
As reported	$(0.12)	$0.65	$(0.21)	$1.35
Pro forma	$(0.14)	$0.62	$(0.25)	$1.31
Diluted earnings per share
As reported	$(0.12)	$0.61	$(0.21)	$1.27
Pro forma	$(0.14)	$0.59	$(0.24)	$1.22
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

	For the three months ended				For the Six months ended
	June 30, 2005		June 30, 2004		June 30, 2005		June 30, 2004
	As Reported	Restated	As Reported	Restated	As Reported	Restated	As Reported	Restated
				(Dollars in thousands)
Loan servicing fees	$33,548	$34,230	$33,621	$33,855	$68,167	$69,173	$66,198	$66,903
Derivative gains (losses), net	28,616	23,934	(54,092)	(53,815)	(8,163)	(23,348)	4,824	3,256
Salaries	40,606	40,336	54,783	54,783	90,623	88,532	104,616	104,616
Other expense	13,132	13,180	17,364	17,364	27,623	28,506	33,549	33,549
Provision for income taxes	(608)	(2,119)	12,769	12,942	810	(3,724)	25,502	24,741
Net (loss) income	(1,144)	(3,411)	17,944	18,282	2,480	(5,957)	38,286	38,184
Earnings per share basic	$(0.04)	$(0.12)	$0.64	$0.65	$0.09	$(0.21)	$1.36	$1.35
Earnings per share diluted	(0.04)	(0.12)	0.60	0.61	0.09	(0.21)	1.27	1.27
Selected Balance Sheet Data:

	June 30, 2005		December 31, 2004
	As Reported	Restated	As Reported	Restated
	(Dollars in thousands)
Total assets	$6,069,816	$6,079,116	$5,239,341	$5,235,820
Total equity	500,471	490,576	502,644	501,185
Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Commercial, financial and agricultural	$1,848,143	$1,697,651
Real estate-construction	364,926	287,496
Real estate-mortgage	1,130,037	808,875
Consumer	39,505	31,166
Commercial finance
Franchise finance	373,737	330,496
Domestic leasing	197,585	174,035
Canadian leasing	281,930	265,780
Unearned income
Franchise finance	(96,538)	(86,638)
Domestic leasing	(27,329)	(23,924)
Canadian leasing	(35,485)	(34,497)

Total loans and leases, net of unearned income	$4,076,511	$3,450,440

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	As of and For the	As of and For the
	Six Months Ended	Year Ended
	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Balance at beginning of period	$44,443	$64,285
Provision for loan and lease losses	12,163	14,195
Charge-offs	(9,440)	(28,180)
Recoveries	4,044	5,335
Reduction due to reclassification of loans	—	(10,808)
Reduction due to sale of loans and leases and other	(217)	(627)
Foreign currency adjustment	(58)	243

Balance at end of period	$50,935	$44,443

Note 5 — Servicing Assets
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
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		June 30,	June 30,	December 31,
	Maturity	2005	2005	2004
			(Dollars in thousands)
Commercial finance line of business 2003 domestic asset backed note	7/2010	4.52	$20,182	$29,050
Canadian asset backed note	4/2010	3.36	117,909	95,288
Canadian asset backed note	10/2009	4.50	17,798	21,713
Canadian asset backed note	revolving	3.73	50,236	48,801
Home equity line of business 2004-1 asset backed notes:
Combined variable rate senior notes	12/2024-12/2034	3.44	228,013	327,850
Combined variable rate subordinate notes	12/2034	4.29	24,775	24,775
2005-1 asset backed notes:
Combined variable rate senior notes	6/2025-6/2035	3.50	193,894
Combined fixed rate senior notes	6/2035	5.01	94,129
Combined variable rate subordinate notes	6/2035	5.09	10,785
Combined fixed rate subordinate notes	6/2035	5.63	52,127
Unamorti zed premium/ discount			(175)

Total			$809,673	$547,477

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

Note 8 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)		(Dollars in thousands)
Service cost	$747	$494	$1,428	$988
Interest cost	455	456	871	911
Expected return on plan assets	(510)	(404)	(956)	(809)
Amortization of transition obligation	—	2	—	5
Amortization of prior service cost	10	9	19	19
Amortization of actuarial loss	179	176	343	351

Net periodic benefit cost	$881	$733	$1,705	$1,465

     As of June 30, 2005, we have not made any contributions to our pension plan and do not expect to contribute to this plan in 2005.
Note 9 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

			Effect of	Diluted
	Basic Earnings	Effect of	Convertible	Earnings
	Per Share	Stock Options	Shares *	Per Share
	(Dollars in thousands, except per share data)
	(Restated)			(Restated)
Three months ended June 30, 2005
Net income (loss) available to common shareholders	$(3,411)	$—	$—	$(3,411)
Shares	28,506	240	—	28,746

Per-Share amount	$(0.12)	$—	$—	$(0.12)

Three months ended June 30, 2004
Net income available to common shareholders	$18,282	$—	$678	$18,960
Shares	28,244	334	2,607	31,185

Per-Share amount	$0.65	$(0.01)	$(0.03)	$0.61

Six Months ended June 30, 2005
Net income available to common shareholders	$(5,957)	$—	$—	$(5,957)
Shares	28,482	288	—	28,770

Per-Share amount	$(0.21)	$—	$—	$(0.21)

Six Months ended June 30, 2004
Net income available to common shareholders	$38,184	$—	$1,356	$39,540
Shares	28,218	422	2,607	31,247

Per-Share amount	$1.35	$(0.02)	$(0.06)	$1.27

*	effect of convertible shares was not included in this calculation for 2005 because they were antidilutive.
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

     The accounting policies of each segment are the same as those described in “Note 1 — Accounting Policies, Management Judgments and Accounting Estimates.” Below is a summary of each segment’s revenues, net income, and assets for three months and six months ended June 30, 2005, and 2004:

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
	(Dollars in thousands)
			(Restated)		(Restated)	(Restated)
Three Months Ended June 30, 2005
Net interest income	$10,317	$23,976	$28,475	$8,340	$(6,263)	$64,845
Intersegment interest	(1,291)	3,001	(7,282)	(412)	5,984	—
Provision for loan and lease losses	94	(1,575)	(6,181)	(1,211)	1	(8,872)
Other revenue	2,710	3,742	9,838	1,351	772	18,413
Intersegment revenues	34	64	—	—	(98)	—

Total net revenues	11,864	29,208	24,850	8,068	396	74,386
Other expense	26,849	19,416	24,981	5,453	3,217	79,916
Intersegment expenses	861	428	747	193	(2,229)	—

Income (loss) before taxes	(15,846)	9,364	(878)	2,422	(592)	(5,530)
Income taxes	(6,685)	3,750	(341)	993	164	(2,119)

Net income (loss)	$(9,161)	$5,614	$(537)	$1,429	$(756)	$(3,411)

Three Months Ended June 30, 2004
Net interest income	$11,909	$20,441	$29,645	$6,881	$(4,620)	$64,256
Intersegment interest	(128)	750	(3,487)	—	2,865	—
Provision for loan and lease losses	284	(750)	706	(2,034)	—	(1,794)
Other revenue	53,834	4,918	15,345	2,622	(200)	76,519
Intersegment revenues	12	143	—	—	(155)	—

Total net revenues	65,911	25,502	42,209	7,469	(2,110)	138,981
Other expense	55,835	15,492	26,128	4,892	5,410	107,757
Intersegment expenses	881	374	726	173	(2,154)	—

Income (loss) before taxes	9,195	9,636	15,355	2,404	(5,366)	31,224
Income taxes	3,680	3,867	6,150	1,087	(1,842)	12,942

Net income (loss)	$5,515	$5,769	$9,205	$1,317	$(3,524)	$18,282

	Mortgage	Commercial	Home Equity	Commercial
	Banking	Banking	Lending	Finance	Other	Consolidated
	(Dollars in thousands)
	(Restated)		(Restated)		(Restated)	(Restated)
Six Months Ended June 30, 2005
Net interest income	$19,934	$46,878	$53,856	$16,388	$(11,998)	$125,058
Intersegment interest	(3,185)	4,659	(12,231)	(847)	11,604	—
Provision for loan and lease losses	283	(2,575)	(6,551)	(3,321)	1	(12,163)
Other revenue	20,548	8,057	22,363	3,259	227	54,454
Intersegment revenues	58	130	—	—	(188)	—

Total net revenues	37,638	57,149	57,437	15,479	(354)	167,349
Other expense	68,486	37,742	53,422	11,447	5,933	177,030
Intersegment expenses	1,702	857	1,473	385	(4,417)	—

Income (loss) before taxes	(32,550)	18,550	2,542	3,647	(1,870)	(9,681)
Income taxes	(13,130)	7,467	1,034	1,522	(617)	(3,724)

Net income (loss)	$(19,420)	$11,083	$1,508	$2,125	$(1,253)	$(5,957)

Assets at June 30, 2005	$1,298,455	$3,031,659	$1,395,869	$711,355	$(358,222)	$6,079,116

Six Months Ended June 30, 2004
Net interest income	$20,995	$40,197	$56,721	$13,635	$(8,089)	$123,459
Intersegment interest	(552)	1,540	(5,867)	—	4,879	—
Provision for loan and lease losses	390	(1,950)	(5,193)	(3,187)	—	(9,940)
Other revenue	113,692	9,552	31,626	3,070	(341)	157,599
Intersegment revenues	22	285	—	—	(307)	—

Total net revenues	134,547	49,624	77,287	13,518	(3,858)	271,118
Other expense	107,437	30,051	50,791	8,917	10,997	208,193
Intersegment expenses	1,748	897	1,450	346	(4,441)	—

Income (loss) before taxes	25,362	18,676	25,046	4,255	(10,414)	62,925
Income taxes	10,114	7,489	10,033	3,231	(6,126)	24,741

Net income (loss)	$15,248	$11,187	$15,013	$1,024	$(4,288)	$38,184

Assets at June 30, 2004	$1,353,464	$2,512,848	$1,228,927	$520,883	$(191,813)	$5,424,309

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
Stamper v. A Home of Your Own
     Our indirect subsidiary, Irwin Mortgage Corporation, is a defendant in a case filed in August 1998 in the Baltimore, Maryland, City Circuit Court. On January 25, 2002, a jury in this case awarded the plaintiffs damages of $1.434 million jointly and severally against defendants, including Irwin Mortgage. The nine plaintiff borrowers alleged that a home rehabilitation company defrauded the plaintiffs by selling them defective homes at inflated prices and that Irwin Mortgage, which provided the plaintiff borrowers mortgage loans on the home purchases, participated in the fraud. Irwin Mortgage filed an appeal with the Maryland Court of Special Appeals and oral argument was held on January 7, 2003. On February 27, 2004, the Court of Special Appeals ruled against Irwin Mortgage and remanded the case to the trial court for a partial retrial on whether the plaintiffs are entitled to punitive damages. Irwin Mortgage petitioned the Maryland Court of Appeals for a writ of certiorari on April 12, 2004. The Court of Appeals granted Irwin Mortgage’s petition and heard oral argument on November 4, 2004. On February 4, 2005, the Court of Appeals affirmed in part and reversed in part the judgment of the Court of Special Appeals, remanding the case as follows: to modify the judgment for all plaintiffs by striking the award of $145,000 per plaintiff for non-economic damages; for further proceedings concerning one plaintiff as to non-economic damages; and for a new trial as to punitive damages. We have reserved for this case based upon SFAS 5 guidance and the advice of legal counsel. [Note on Subsequent Event in Connection with This Amended Report: On September 14, 2005, the parties settled this case. In light of the restatement of financials in this Form 10-Q/A for the period ended June 30, 2005, we also made a change to reflect the liability associated with the settlement of this case.]
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
Consolidated Overview

	For the three months ended June 30,		For the six months ended June 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss) (in millions)	$(3.4)	$18.3	$(6.0)	$38.2
Basic earnings per share	(0.12)	0.65	(0.21)	1.35
Diluted earnings per share	(0.12)	0.61	(0.21)	1.27
Return on average equity	(2.8)%	15.7%	(2.4)%	17.0%
Return on average assets	(0.2)	1.4	(0.2)	1.5
Consolidated Income Statement Analysis
Net Income
     We recorded a net loss of $3.4 million for the three months ended June 30, 2005, down from net income of $18.3 million for the three months ended June 30, 2004. Net income per share (diluted) was $(0.12) for the quarter ended June 30, 2005, down from $0.61 per share for the second quarter of 2004. Return on equity was negative (2.8)% for the three months ended June 30, 2005 and 15.7% for the same period in 2004. For the year to date, we recorded a net loss of $6.0 million or $(0.21) per diluted share. This represents a decrease of 115% and 117% compared to the same periods in 2004. Return on equity for the six-month period ended June 30, 2005 was (2.4)% compared with 17.0% during the same period a year earlier.
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

	For the Six Months Ended June 30,
	2005			2004
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$75,650	$658	1.75%	$86,791	$288	0.67%
Federal funds sold	20,143	228	2.28%	9,057	38	0.84%
Residual interests	50,142	4,334	17.43%	71,759	6,543	18.34%
Investment securities (1)	108,072	2,893	5.40%	81,509	2,074	5.12%
Loans held for sale	1,067,982	40,166	7.58%	974,730	36,285	7.49%
Loans and leases, net of unearned income (2)	3,554,203	137,431	7.80%	3,205,776	119,671	7.51%

Total interest earning assets	4,876,192	$185,710	7.68%	4,429,622	$164,899	7.49%
Noninterest-earning assets:
Cash and due from banks	102,685			108,951
Premises and equipment, net	30,057			30,988
Other assets (Restated)	596,762			568,023
Less allowance for loan and lease losses	(45,730)			(60,665)

Total assets (Restated)	$5,559,966			$5,076,919

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$489,485	$4,692	1.93%	$247,635	$1,223	0.99%
Money market savings	1,099,007	11,950	2.19%	968,869	6,321	1.31%
Regular savings	99,697	600	1.21%	60,711	440	1.46%
Time deposits	1,003,364	15,556	3.13%	903,905	11,564	2.57%
Short-term borrowings	303,331	7,267	4.83%	381,817	3,815	2.01%
Collateralized debt	508,324	8,798	3.49%	487,706	6,719	2.77%
Other long-term debt	270,169	11,789	8.80%	270,166	11,358	8.45%

Total interest-bearing liabilities	$3,773,377	$60,652	3.24%	$3,320,809	$41,440	2.51%
Noninterest-bearing liabilities:
Demand deposits	1,000,818			999,088
Other liabilities (Restated)	286,523			305,320
Shareholders’ equity (Restated)	499,248			451,702

Total liabilities and shareholders ‘equity (Restated)	$5,559,966			$5,076,919

Net interest income		$125,058			$123,459

Net interest income to average interest earning assets			5.17%			5.60%

(1)	We do not show interest income on a tax equivalent basis because it is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended June 30, 2005 was $9 million, compared to $2 million for the same period in 2004. Year to date, the provision for 2005 was $12 million, compared to $10 million in 2004. More information on this subject is contained in the section on “credit risk.”

Noninterest Income
     Noninterest income during the three months ended June 30, 2005 totaled $18 million, compared to $77 million for the same period of 2004. Noninterest income of $54 million was recorded for the six months ended June 30, 2005 and $158 million for the same period in 2004. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the year-to-date decrease were $18 million of servicing asset impairment, $24 million of losses on derivative instruments used to hedge our servicing assets, and lower gains from sales of loans. Details related to these fluctuations are discussed later in the “Mortgage Banking” section of this document.
Noninterest Expense
     Noninterest expenses for the three and six months ended June 30, 2005 totaled $80 million and $177 million, respectively, compared to $108 million and $208 million for the same periods in 2004. The decrease in consolidated noninterest expense in 2005 is primarily related to personnel cost reductions associated with our mortgage banking line of business.
Income Tax Provision
     Income tax benefit for the three and six months ended June 30, 2005 totaled $(2.1) million and $(3.7) million, respectively, compared to tax provision of$12.9 million and $24.7 million during the same periods in 2004. Our effective tax rate decreased to 38.5% during the first half of 2005.
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
Capital
     Shareholders’ equity averaged $499 million during the first six months of 2005, up 6% compared to the average for the year 2004. Shareholders’ equity balance of $491 million at June 30, 2005 represented $17.18 per common share, compared to $17.61 per common share at December 31, 2004. We paid $2.9 million and $5.7 million in dividends for the three and six months ended June 30, 2005, respectively, reflecting an increase of $0.02 and $0.04 per share, respectively, compared to a year ago.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)
Tier 1 capital	$632,809	$637,875
Tier 2 capital	152,607	143,612

Total risk-based capital	$785,416	$781,487

Risk-weighted assets	$5,694,522	$4,908,012
Risk-based ratios:
Tier 1 capital	11.1%	13.0%
Total capital	13.8	15.9
Tier 1 leverage ratio	11.1	11.6
Ending shareholders’ equity to assets	8.1	9.6
Average shareholders’ equity to assets	9.0	9.0

     At June 30, 2005, our total risk-adjusted capital ratio was 13.8% exceeding our internal minimum target of 11.0%. At December 31, 2004, our total risk-adjusted capital ratio was 15.9%. Our ending equity to assets ratio at June 30, 2005 was 8.1% compared to 9.6% at December 31, 2004. Our Tier 1 capital totaled $633 million as of June 30, 2005, or 11.1% of risk-weighted assets.
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
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Mortgage Banking

•	Commercial Banking

•	Home Equity Lending

•	Commercial Finance
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
		(Dollars in thousands)
Net income (loss):
Mortgage Banking	$(9,161)	$5,515	$(19,420)	$15,248
Commercial Banking	5,614	5,769	11,083	11,187
Home Equity Lending Restated	(537)	9,205	1,508	15,013
Commercial Finance	1,429	1,317	2,125	1,024
Other (including consolidating entries) (Restated)	(756)	(3,524)	(1,253)	(4,288)

	$(3,411)	$18,282	$(5,957)	$38,184

Mortgage Banking
     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
			(Restated)
Selected Income Statement Data:
Net interest income	$9,026	$11,781	$16,749	$20,443
Recovery of loan loss	94	284	283	390
Noninterest income	2,744	53,846	20,606	113,714

Total net revenue	11,864	65,911	37,638	134,547
Operating expense	(27,710)	(56,716)	(70,188)	(109,185)

(Loss) income before taxes	(15,846)	9,195	(32,550)	25,362
Income taxes	6,685	(3,680)	13,130	(10,114)

Net (loss) income	$(9,161)	$5,515	$(19,420)	$15,248

Selected Operating Data:
Mortgage loan originations	$2,643,669	$3,727,591	$5,456,081	$6,658,307
Servicing sold as a % of originations	183%	65%	145%	58%

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,298,455	$1,238,136
Mortgage loans held for sale	724,204	662,832
Mortgage servicing assets	239,238	319,225
Deposits	705,636	680,812
Short-term borrowing	134,106	133,150
Shareholder’s equity	148,647	123,265
Selected Operating Data:
Servicing portfolio:
Balance at end of period	$20,754,361	$26,196,627
Weighted average coupon rate	5.66%	5.75%
Weighted average servicing fee	0.34	0.35
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
Net Income
     Our mortgage banking line of business recorded a net loss for the three and six months ended June 30, 2005 of $(9.2) million and $(19.4) million, respectively, compared to net income of $5.5 million and $15.2 million for the same periods in 2004. This change from a profit to a loss in 2005 reflects a significant mortgage servicing impairment as well as declines in loan origination revenues from secondary market sales of loans. We currently anticipate that the mortgage segment will return to profitability in the third quarter.

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
Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
			(Restated)
Salaries and employee benefits	$13,709	$20,259	$30,890	$39,999
Incentive and comission pay	2,334	11,395	9,021	21,183
Other expenses	11,667	25,062	30,277	48,003

Total operating expenses	$27,710	$56,716	$70,188	$109,185

Number of employees at period end (1)			854	2,063

(1)	On a full time equivalent basis
     Operating expenses for the three and six months ended June 30, 2005 totaled $27.7 million and $70.2 million, a 51% and 37% decrease over the same periods in 2004. Salaries and employee benefits including incentive and commission pay declined 35% year to date compared to the same period in 2004. These fluctuations reflect continuing efforts to reduce the size of our mortgage operation since the refinance boom of 2001-2003 to align our costs with the reduced margins we are experiencing.

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

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Nonperforming loans	$18,697	$21,247
Other real estate owned	4,838	1,533

Total nonperforming assets	$23,535	$22,780

Nonperforming assets to total assets	0.78%	0.87%
Allowance for loan losses	$23,651	$22,230
Allowance for loan losses to total loans	0.96%	1.00%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Provision for loan losses	$1,575	$750	$2,575	$1,950
Net charge-offs	743	787	1,155	1,957
Annualized net charge-offs to average loans	0.13%	0.15%	0.10%	0.19%
Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
	(Restated)	(Restated)	(Restated)	(Restated)
Selected Income Statement Data:
Net interest income	$21,193	$26,158	$41,625	$50,854
Recovery (provision) for loan and lease losses	(6,181)	706	(6,551)	(5,193)
Other income	9,838	15,345	22,363	31,626

Total net revenue	24,850	42,209	57,437	77,287
Operating expense	(25,728)	(26,854)	(54,895)	(52,241)

Income before taxes	(878)	15,355	2,542	25,046
Income taxes	341	(6,150)	(1,034)	(10,033)

Net income	$(537)	$9,205	$1,508	$15,013

Selected Operating Data:
Loan volume:
Lines of credit	$190,448	$134,810	$282,774	$229,636
Loans	309,835	269,012	647,123	481,064
Net home equity charge-offs to average managed portfolio	0.83%	2.17%	0.85%	3.04%
Gain on sale of loans to loans sold	3.47%	1.36%	2.80%	2.75%

	June 30,	December 31,
	2005	2004
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total Assets (Restated)	$1,395,869	$992,979
Home equity loans and lines of credit (1)	895,033	590,175
Allowance for loan and lease losses	(16,452)	(11,330)
Home equity loans held for sale	322,837	227,740
Residual interests	38,438	51,542
Mortgage servicing assets	44,575	44,000
Short-term borrowings	579,856	359,902
Collateralized debt	603,548	352,625
Shareholder’s equity (Restated)	116,514	136,260
Selected Operating Data at End of Period
Total managed portfolio balance	$1,434,108	$1,147,137
Delinquency ratio (2)	3.1%	4.8%
Weighted average coupon rate:
Lines of credit	9.47%	9.18%
Loans	10.27	11.87

(1)	Includes $626 million and $361 million of collateralized loans at June 30, 2005 and December 31, 2004, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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
Net Income
     Our home equity lending business recorded a net loss of $0.5 million during the three months ended June 30, 2005, compared to net income for the same period in 2004 of $9.2 million. Year to date income of $1.5 million was recorded through June 30, 2005, compared to net income of $15.0 million during the same period a year earlier. The 2005 decline in net income was primarily attributable to lower net interest margin from the origination of higher credit quality loans as well as lower gains on sales of loans and an associated increase in loss provision. The lower level of loan sales reflects our interest in growing our home equity portfolio. We believe the portfolio growth of the second quarter will provide immediate benefit to this segment as a more stable and predictable earnings stream.
Net Revenue
     Net revenue for the three and six months ended June 30, 2005 totaled $25 million and $57 million, respectively, compared to net revenue for the same periods in 2004 of $42 million and $77 million. The decrease in revenues is primarily a result of higher provision for loan losses as the home equity segment increases its loan portfolio. Also, higher servicing asset amortization reduced net revenues in 2005 compared to 2004 as a result of the growth in the servicing portfolio. In addition, net interest income declined in 2005 due to shrinking net interest margins.

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
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
Net interest income	$21,193	$26,159	$41,625	$50,854
Recovery of (provision for) loan losses	(6,181)	706	(6,551)	(5,193)
Gain on sales of loans	3,861	3,035	12,129	11,725
Loan servicing fees (Restated)	10,207	7,620	19,043	14,191
Amortization of servicing assets	(7,800)	(4,976)	(13,590)	(8,952)
Recovery (impairment) of servicing assets	667	(96)	364	843
Trading gains	2,316	6,688	2,796	11,329
Derivative gains (Restated)	(240)	2,691	337	2,056
Other income (Restated)	827	382	1,284	434

Total net revenue (Restated)	$24,850	$42,209	$57,437	$77,287

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
     Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At June 30, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. During the second quarter of 2005, we collected $0.7 million in cash from these ISFs, compared to $0.2 million during the year-earlier period.
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
     When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due

     Loan servicing fees totaled $10 million during the second quarter of 2005, compared to $8 million during the same period in 2004. Year to date, loan servicing fees totaled $19 million, compared to $14 million during the same period in 2004. The increase in loan servicing fees in 2005 relates to higher prepayment penalty income and increased servicing income on our servicing portfolio. The servicing portfolio underlying the mortgage servicing asset increased to $2.4 billion at June 30, 2005 from $1.6 billion at June 30, 2004.
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
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(Dollars in thousands)
	(Restated)		(Restated)
Salaries and employee benefits	$15,244	$17,865	$34,492	$33,991
Other	10,484	8,989	20,403	18,250

Total operating expenses	$25,728	$26,854	$54,895	$52,241

Number of employees at period end (1)			662	620

(1)	On a full time equivalent basis.
     Operating expenses were $26 million and $55 million for the three and six months ended June 30, 2005, compared to $27 million and $52 million for the same periods in 2004. Operating expenses during the first half of 2005 and 2004 included $4 million and $6 million of compensation expense related to long term compensation plans at the home equity lending line of business. During the first quarter of 2005, we completed our repurchase of the minority ownership interests in this line of business and as such, the segment is now a wholly-owned subsidiary of the Corporation and its subsidiary Bank.
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
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $0.8 million and $1.3 million for the three and six months ended June 30, 2005, compared to a loss of $3.5 million and $4.3 million during the same periods in 2004. The losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2005, we allocated $8.8 million of these expenses to our subsidiaries, compared to $6.6 million during the first half of 2004. Other results include oversight expenses for and mark-to-market adjustments to our $3.6 million (carrying value) private equity portfolio. We recorded a write-up of $0.6 million in the value of this portfolio in the second quarter of 2005, compared with a write-down of $0.4 million in the year earlier period.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer, (“CFO”) of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(f) of the Securities and Exchange Act of 1934. Based on the evaluation and due to the existence of the material weakness described below, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were not effective as of June 30, 2005.
     Identification of Material Weakness — A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of June 30, 2005, the Corporation did not maintain effective controls over the selection and application of generally accepted accounting principles to incentive service fees received from whole loan sales to third parties. Specifically, the Corporation accounted for these incentive service fees as derivative financial instruments instead of mortgage service rights as required by generally accepted accounting principles. As described in Note 2 to the consolidated financial statements, this control deficiency has resulted in the restatement of the Corporation’s 2004 consolidated financial statements and the 2005 first and second quarter consolidated financial statements. In addition, this control deficiency could, if not corrected or remediated, result in a misstatement to the derivative balance sheet and income statement accounts that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected. Accordingly, management has concluded that this control deficiency constitutes a material weakness.
     Changes in Internal Control Over Financial Reporting — There were no changes in the Corporation’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. However, in November and December of 2005, the Corporation took corrective action to remediate the material weakness identified above. The Corporation designed, documented, and tested additional controls over the selection and application of generally accepted accounting principles to incentive servicing fees received from whole loan sales to third parties.

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
     [Note on Subsequent Event in Connection with This Amended Report: On September 14, 2005, the parties settled Stamper v. A Home of Your Own, a lawsuit involving our indirect subsidiary, Irwin Mortgage Corporation, filed in August 1998 in the Baltimore, Maryland, City Circuit Court. In light of the restatement of financials in this Form 10-Q/A for the period ended June 30, 2005, we also made a change to reflect the liability associated with the settlement of this case.]
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
Item 4. Submission of Matters to a Vote of Security Holders.
     (a) We held our Annual Meeting of Shareholders on April 7, 2005.
     (b) The following Director Nominees were elected to serve on the Board until the 2008 Annual Meeting, by the votes set forth below:

Nominee	For	Withheld
R. David Hoover	25,136,002	1,034,966
William I. Miller	25,148,015	1,022,953
Theodore M. Solso	20,376,194	5,794,774
     (c) In addition to the election of directors, the shareholders voted on and approved the following proposals:

MATTER	FOR	AGAINST	ABSTAIN
Proposal to amend the Restated Articles of Incorporation regarding the indemnification of directors, officers and employees, by moving the current indemnification provisions of the Restated Articles to the By-laws and replacing the indemnification provisions in the Restated Articles with a general provision authorizing indemnification to the fullest extent of the law.	20,361,677	5,560,728	246,612

Item 6. Revised Index to Exhibits.

Exhibit
Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, dated May 4, 2005, previously filed with this Form 10-Q.

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.).

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.

10.5	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.6	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.7	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.8	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.9	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.10	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.12	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.13	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.14	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.15	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.16	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.17	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.18	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.19	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.20	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.21	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.22	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.23	*Irwin Home Equity Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.24	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.25	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.26	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.27	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.29	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.30	*Onset Capital Corporation Shareholders Agreement (Incorporated by reference to Exhibit 10.29 to Form 10-K Report for period ended December 31, 2002, File No. 000-06835.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements, previously filed in this Form 10-Q.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, as previously provided.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, as previously provided.

31.3	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer, filed herewith.

31.4	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer, filed herewith.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, as previously provided.

32.3	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.4	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Indicates management contract or compensatory plan or arrangement.

\

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