Form 10-K
period 2005-12-31
IRWIN FINANCIAL CORP
filed 2006-03-06
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2005
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
               Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐         No ☑
               If this report is an annual or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.    Yes ☐         No ☑
               Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐
         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑
         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐         Accelerated filer ☑         Non-accelerated filer ☐
         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐         No ☑
         The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2005, was approximately $394,818,948.
         The aggregate market value of the voting stock held by non-affiliates of the Corporation was $359,628,302 as of February 17, 2006. As of February 17, 2006, there were outstanding 28,683,634 common shares of the Corporation.

*	Includes associated rights.
Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting Shareholders to be held April 6, 2006 Exhibit Index on Pages 119 through 122	Part III

FORM 10-K

Part I
Item 1	—	Business	2
Item 1A	—	Risk Factors	12
Item 2	—	Properties	17
Item 3	—	Legal Proceedings	18
Item 4	—	Submission of Matters to a Vote of Security Holders	22
Part II
Item 5	—	Market for Corporation’s Common Equity and Related Stockholder Matters	23
Item 6	—	Selected Financial Data	24
Item 7	—	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 7A	—	Quantitative and Qualitative Disclosures about Market Risk	74
Item 8	—	Financial Statements and Supplementary Data	75
Item 9	—	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	117
Item 9A	—	Controls and Procedures	117
Item 9B	—	Other Information	117
Part III
Item 10	—	Directors and Executive Officers of the Corporation	118
Item 11	—	Executive Compensation	118
Item 12	—	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	118
Item 13	—	Certain Relationships and Related Transactions	118
Item 14	—	Principal Accountant Fees and Services	118
Part IV
Item 15	—	Exhibits, Financial Statement Schedules	119
SIGNATURES			123
Stock Purchase Agreement
Shareholder Agreement Termination Agreement
Shareholder Agreement
2005 Stock Option Agreement
2005 Notice of Stock Option Grant
Amended and Restated Performance Unit Plan
Amended and Restated Performance Unit Plan
Performance Unit Plan
First Amendment to Limited Liability Company Agreement
Second Amendment to Limited Liability Company Agreement
Computation of Earnings Per Share
Computation of Ratio of Earnings to Fixed Charges
Code of Conduct
Subsidiaries
Consent of Independent Public Account Firm
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I

Item 1.	Business
General
      We are a diversified financial services company headquartered in Columbus, Indiana with $360 million of net revenues in 2005 and $6.6 billion in assets at December 31, 2005. We focus primarily on the extension of credit to consumers and small businesses as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate four major lines of business: commercial banking, commercial finance, home equity lending, and mortgage banking. In January 2006, we announced that we are considering strategic alternatives for our conventional first mortgage banking business, including the potential sale of that line of business.
      We are a regulated bank holding company and we conduct our consumer and commercial lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871. We formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust Company, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conduct our commercial banking activities; Irwin Commercial Finance Corporation, a commercial finance subsidiary; Irwin Home Equity Corporation, a consumer home equity lending company; and Irwin Mortgage Corporation, a mortgage banking company.
      Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of consumers and small businesses and optimizing the productivity of our capital. At the parent level, we work actively to add value to our lines of business by interacting with the management teams, capitalizing on interrelationships, providing centralized services and coordinating overall organizational decisions. Additionally, as discussed in more detail later in this report on “Risk Management” the parent company also provides risk management oversight and controls for our subsidiaries. Under this organizational structure, the majority of our commercial finance, home equity lending and mortgage banking lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust. This structure provides additional liquidity and results in regulatory oversight of our business.
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
Major Lines of Business

Commercial Banking
      Our commercial banking line of business provides credit, cash management and personal banking products primarily to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. The commercial banking line of business offers a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities. This line of business operates through two charters, each headquartered in Columbus, Indiana:

•	Irwin Union Bank and Trust Company — organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern

Indiana, as well as in Kalamazoo, Grandville (near Grand Rapids), Traverse City and Lansing, Michigan; Carson City and Las Vegas, Nevada; and Salt Lake City, Utah.

•	Irwin Union Bank, F.S.B. — is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Clayton, Missouri (near St. Louis); Louisville, Kentucky; Milwaukee Wisconsin; Phoenix, Arizona; and, Costa Mesa and Sacramento, California.

      We discuss this line of business further in the “Commercial Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) of this report.

Commercial Finance
      Established in 1999, our commercial finance line of business originates small-ticket equipment leases throughout the U.S. and Canada through an established network of vendors and third-party originators and provides financing for franchisees of qualified quick service and casual dining restaurant concepts in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types while limiting the industry and geographic concentrations in our lease and loan portfolios. Loans to franchisees often include the financing of real estate as well as equipment.
      In July 2000, the commercial finance line of business acquired an ownership interest in approximately 78 percent of the common stock of Onset Capital Corporation, now Irwin Commercial Finance Canada Corporation (ICF-Canada), a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. [In December 2001, Onset Capital established Onset Alberta Ltd. as a subsidiary to facilitate its leasing business.] In October 2001, we formed Irwin Franchise Capital Corporation to conduct our franchise lending business. We established Irwin Commercial Finance Corporation (formerly, Irwin Capital Holdings) in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies.
      In December 2005, this line of business acquired the remaining 22 percent interest in the common stock of ICF-Canada, and provided the former minority interest holders and the head of the franchise lending business with stock options at the line-of-business level.
      We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Home Equity Lending
      We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994. It is headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services home equity loans and lines of credit and first mortgages nationwide. We also periodically purchase servicing rights for home equity loans. Our target customers are principally creditworthy, home owning consumers who are active, unsecured credit card debt users. We market our home equity products (with loan-to-value ratios up to 125%) and first mortgage refinance programs (with loan-to-value ratios up to 100%) through direct mail, the Internet, mortgage brokers and correspondent lenders nationwide. Irwin Home Equity’s core competencies are credit risk assessment and specialized home loan servicing.
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
      At January 31, 2006, Irwin Mortgage operated 48 production and satellite offices in 27 states. We discuss this line of business further in the “Mortgage Banking” section of the MD&A of this report.
      In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We believe our mortgage banking line of business, particularly the servicing function, has grown to a size where it can be managed and grown more effectively within another organization. We are actively searching for an alternative home for the segment and its employees.
Customer Base
      No single part of our business is dependent upon a single customer or upon a very few customers and the loss of any one customer would not have a materially adverse effect upon our business. In those instances where we have significant single customer relationships, we examine each relationship more intensively than others and have developed contingency plans for the loss of these significant customer relationships.
Competition
      We compete nationally in the U.S. in each business, except for commercial banking where our market focus is in selected markets in the Midwest and Western states. In our commercial finance line of business, our products are also offered throughout Canada. We compete against commercial banks, savings banks, credit unions and savings and loan associations, and with a number of non-bank companies including mortgage banks and brokers, other finance companies, and real estate investment trusts.
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
Financial Information About Geographic Areas
      We conduct part of our commercial finance line of business in Canadian markets. Net revenues for the last three years in this line of business attributable to Canadian customers were $11.5 million, $11.5 million and $7.9 million in 2005, 2004 and 2003, respectively.

Supervision and Regulation

General
      We and our subsidiaries are each extensively regulated under state and federal law. The following is a summary of certain statutes and regulations that apply to us and to our subsidiaries. These summaries are not complete, and you should refer to the statutes and regulations for more information. Also, these statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.
      We are regulated at both the holding company and subsidiary level and subject to both state and federal examination on matters relating to “safety and soundness,” including risk management, asset quality and capital adequacy, as well as a broad range of other regulatory concerns including: insider transactions, the adequacy of the reserve for loan losses, intercompany transactions, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities. We also are subject to the Sarbanes-Oxley Act of 2002, which imposes (i) requirements for audit committee members, including independence and financial expertise (ii) responsibilities regarding financial statements for chief executive officers and chief financial officers; (iii) standards for auditors and audits; (iv) increased disclosure and reporting obligations for public companies and their directors and executive officers; and (v) civil and criminal penalties for violation of the securities laws.
      Our product and service offerings are subject to a number of consumer protection laws and regulations. In many instances these rules contain specific requirements regarding the content and timing of disclosures and the manner in which we must process and execute transactions. Some of these rules provide consumers with rights and remedies, including the right to initiate private litigation.
      In addition, we are required to establish and administer a variety of processes and programs to address other regulatory requirements, including: community reinvestment provisions; protection of customer information; identification of suspicious activities, including possible money laundering; proper identification of customers when performing transactions; maintenance of information and site security; and other bank compliance provisions. In a number of instances board and/or management oversight is required as well as employee training on specific regulations.
      Regulatory agencies have a broad range of sanctions and enforcement powers if an institution fails to meet regulatory requirements, including civil money penalties, formal agreements, and cease and desist orders.

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

Minimum Capital Requirements
      The Federal Reserve has imposes risk-based capital requirements on us as a bank holding company. Under these requirements, capital is classified into two categories:
      Tier 1 capital, or core capital, consists of

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $169 million qualified as Tier 1 capital as of December 31, 2005); and

•	minority interests in the common equity accounts of consolidated subsidiaries;

      less

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets (including $0.8 million of disqualified Mortgage Servicing Assets (MSRs) as of December 31, 2005).
      Tier 2 capital, or supplementary capital, consists of

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments (including Trust Preferred securities, of which $64 million qualified as Tier 2 capital as of December 31, 2005);

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.
      The Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, at least 4 percent of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum “leverage” ratio of Tier 1 capital (less any intangible capital items) to total assets (less any intangible assets), of 3 percent for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum ratio of Tier 1 capital to total assets is 4 percent. The Federal Reserve continues to consider the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.
      As of December 31, 2005, we had regulatory capital in excess of all the Federal Reserve’s minimum levels and our internal minimum target of 11.75% for risk-adjusted capital. Our ratio of total capital to risk weighted assets at December 31, 2005 was 13.1% and our Tier 1 leverage ratio was 10.3%.

Expansion
      Under the BHC Act, we must obtain prior Federal Reserve approval for certain activities, such as the acquisition of more than 5% of the voting shares of any company, including a bank or bank holding company. The BHC Act permits a bank holding company to engage in activities that the Federal Reserve has determined to be so closely related to banking or managing or controlling banks as to be a proper incident to those banking activities, such as operating a mortgage bank or a savings association, conducting leasing and venture capital investment activities, performing trust company functions, or acting as an investment or financial advisor. See the section on “Interstate Banking and Branching” below.

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
      Irwin Union Bank, F.S.B., a direct subsidiary of the bank holding company, is a federally chartered savings bank. Accordingly, it is subject to regulation, examination and supervision by the Office of Thrift Supervision (OTS).
      The deposits of Irwin Union Bank and Trust are insured by the Bank Insurance Fund, and the deposits of Irwin Union Bank, F.S.B. are insured by the Savings Association Insurance Fund under the provisions of the Federal Deposit Insurance Act (FDIA). As a result, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to supervision by the Federal Deposit Insurance Corporation (FDIC).
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

Capital Requirements
      The Federal Reserve imposes requirements on state member banks such as Irwin Union Bank and Trust regarding the maintenance of adequate capital substantially identical to the capital regulations applicable to bank holding companies described in the section on “Bank Holding Company Regulation — Minimum Capital Requirements.” While retaining the authority to set capital ratios for individual banks, these regulations prescribe minimum total risk-based capital, Tier 1 risk-based capital and leverage (Tier 1 capital divided by average total assets) ratios. The Federal Reserve requires banks to hold capital commensurate with the level and nature of all of the risks, including the volume and severity of problem loans, to which they are exposed.
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
      At December 31, 2005, Irwin Union Bank and Trust had a total risk-based capital ratio of 12.3%, a Tier 1 capital ratio of 10.8%, and a leverage ratio of 10.4%.
      The risk-based capital guidelines also provide that an institution’s exposure to declines in the economic value of the institution’s capital due to changes in interest rates must be considered as a factor by the agencies in evaluating the capital adequacy of a bank or savings association. This assessment of interest rate risk management is incorporated into the banks’ overall risk management rating and used to determine management’s effectiveness.

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
      In addition to deposit insurance fund assessments, the FDIC assesses both BIF and SAIF insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2005, the annualized rate established by the FDIC for the FICO assessment on both BIF and SAIF deposits was 1.34 basis points per $100 of insured deposits.
      On February 1, 2006, Congress enacted the FDIC Reform Act of 2005. This legislation, among other changes, will merge the BIF and SAIF into one fund, increase insurance coverage for retirement accounts to $250,000 and index the insurance levels for inflation.

Dividend Limitations
      Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.
      In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period primarily due to “clean-up calls” related to residuals held by our home equity segment. When the bond pools on which we have residual interests decline in size to less than 10 percent of their original balances, we have the right, but not the obligation to purchase the remaining loans from the bond pools. We typically do this to lower the administrative costs to both us and bond investors of continuing to service relatively small pools of loans and bonds. Our residual interests, and the right to call the bonds, are housed in a non-bank subsidiary. However, when we call (“clean-up”) the loans from pools, we wish to fund them permanently at Irwin Union Bank and Trust due to its lower cost funding. Once the loans are repurchased by the non-bank subsidiary, they are infused to Irwin Union Bank as a capital contribution. To restore liquidity to the non-bank subsidiary, we dividend a similar dollar amount from Irwin Union Bank and Trust to the parent. This process has used dividend capacity beyond the Bank’s earnings in 2004 and 2005. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We expect to be able to declare dividends from the Irwin Union Bank and Trust to the holding company without prior approval by mid-year 2006.
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
      Our ability and the ability of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to pay dividends also may be affected by the various capital requirements and the prompt corrective action standards described below under “Other Safety and Soundness Regulations.”. Our rights and the rights of our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries also is subject to the prior claims of creditors of our subsidiaries including the depositors of a bank subsidiary.

Interstate Banking and Branching
      Under federal law, banks are permitted, if they are adequately or well-capitalized, in compliance with Community Reinvestment Act requirements and in compliance with state law requirements (such as age-of-bank limits and deposit caps), to merge with one another across state lines and to create a main bank with branches in separate states. After establishing branches in a state through an interstate merger transaction, a bank may establish and acquire additional branches at any location in the state where any bank involved in the interstate merger could have established or acquired branches under applicable federal and state law.
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

Compliance with Consumer Protection Laws
      Our subsidiaries also are subject to federal and state consumer protection statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. Among other things, these acts:

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
      In addition, banking subsidiaries are subject to a number of federal and state regulations that offer consumer protections to depositors, including account terms and disclosures, funds availability and electronic funds transfers.
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
Employees and Labor Relations
      At January 31, 2006 we and our subsidiaries had a total of 2,445 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.
Executive Officers
      Our executive officers are elected annually by the Board of Directors and serve until their successors are qualified and elected. In addition to our Chairman and Chief Executive Officer, Mr. William I. Miller (49), who also serves as a director, our executive officers are listed below.
      Gregory F. Ehlinger (43) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.
      Jose M. Gonzalez (47) has been our Vice President-Director Internal Audit since October 1995.
      Robert H. Griffith (47) has been President and Chief Executive Officer of Irwin Mortgage since January 2001. He has been an officer of Irwin Mortgage since 1993.
      Theresa L. Hall (53) has been our Vice President-Human Resources since 1988 and one of our officers since 1980.
      Bradley J. Kime (45) has been President of Irwin Union Bank’s commercial line of business since May 2003 and President of Irwin Union Bank F.S.B. since December 2000. He has been an officer of Irwin Union Bank and Trust since 1987 and one of our officers since 1986.

      Joseph R. LaLeggia (44) has been President of Irwin Commercial Finance Corporation since July of 2002. He has been the President and Chief Executive Officer of Irwin Commercial Finance Canada Corporation (formerly, Onset Capital Corporation) since April 1998.
      Jody A. Littrell (38) has been our Vice President and Controller since March 2000.
      Jocelyn Martin-Leano (44) has served as Interim President of Irwin Home Equity since December 30, 2005. She has served in several executive officer positions since joining Irwin Home Equity in 1995.
      David S. Meyercord (38) has been Senior Vice President of Irwin Ventures since 2000 and President of Irwin Shared Services since June 2005. He has held several management and executive positions at the parent company since 1997.
      Steven R. Schultz (41) re-joined us as Vice President-General Counsel in January of 2006. He served as General Counsel to the Governor of Indiana during 2005. He joined us as Vice President-Legal in January 2002. From August 1999 through December 2001 he was an attorney in the London office of Fried, Frank, Harris, Shriver & Jacobson, focusing primarily on mergers and acquisitions, capital markets financings and private equity transactions
      Matthew F. Souza (48) has been our Senior Vice President-Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.
      Brett R. Vanderkolk (40) has been our Vice President-Treasurer since September 2000.
      Thomas D. Washburn (58) has been our Executive Vice President since August 1999 and one of our officers since 1976. From 1981 to August 1999 he served as our Senior Vice President and Chief Financial Officer.

Item 1A.	Risk Factors
      An investment in our securities involves a number of risks. We urge you to read all of the information contained in this Report on Form 10-K. In addition, we urge you to consider carefully the following factors in evaluating an investment in our common shares.

Risks Relating to General Economic Conditions and Interest Rates.
      We may be adversely affected by a general deterioration in economic conditions.
      The risks associated with our business become more acute in periods of a slowing economy or slow growth. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. Delinquencies, foreclosures and losses generally increase during economic slowdowns or periods of slow growth. We expect that our servicing costs and credit losses will increase during periods of economic slowdown or slow growth.
      In our consumer mortgage lines of business, a material decline in real estate values may reduce the ability of borrowers to use home equity to support borrowings and could increase the loan-to-value ratios of loans we have previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. A decline in real estate values could also materially reduce the amount of home equity loans we produce.
      We may be adversely affected by interest rate changes.
      We and our subsidiaries are subject to interest rate risk. Changes in interest rates will affect the value of loans, deposits and other interest-sensitive assets and liabilities on our balance sheet. Our income may be at risk because changes in interest rates also affect our net interest margin and the value of assets and derivatives that we sell from time to time or that are subject to either mark-to-market accounting or lower-of-cost-or-market accounting, such as loans held for sale, mortgage servicing rights and derivatives instruments.
      Reductions in interest rates expose us to write-downs in the carrying value of the mortgage servicing and other servicing assets we hold on our balance sheet. These assets are recorded at the lower of their cost or market value and a valuation allowance is recorded for any impairment. Decreasing interest rates often lead to increased prepayments in the underlying loans which requires that we write down the carrying value of these servicing assets. The change in value of these assets, if improperly hedged or mismanaged, could adversely affect our operating results in the period in which the impairment occurs.
      Our commercial lending and commercial finance lines of business mainly depend on earnings derived from net interest income. Net interest income is the difference between interest earned on loans and investments and the interest expense paid on other borrowings, including deposits at our banks and other funding liabilities we have. Our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve that cause our funding costs and yields on new or variable rate assets to change.
      Although we take measures intended to manage the risks of operating in changing interest rate environments, we cannot eliminate interest rate sensitivity. Our goal is to ensure that interest rate sensitivity does not exceed prudent levels as determined by our Board of Directors in certain policies. Our risk management techniques include modeling interest rate scenarios, using financial hedging instruments, match-funding certain loan assets, selling selected servicing rights and maintaining a strong loan production operation to offset interest rate risk. There are costs and risks associated with our risk management techniques, and these could be substantial.
      Finally, to reduce the effect interest rates have on our businesses, we periodically invest in derivatives and other interest-sensitive instruments. While our intent in purchasing these instruments is to reduce our overall interest rate sensitivity, the performance of these instruments can, at times, cause volatility in our results either due to factors such as basis risk between the derivatives and the hedged item, timing of accounting recognition differences or other such factors.

Risks Relating to an Investment in Us.
      We have recently had financial performance below that of peers and have lost money in two of the past four quarters.
      In the first and second quarters of 2005, we lost money and in the fourth quarter of 2005 earned substantially less as a percentage of assets than peers. While we believe we are addressing the factors that caused this underperformance, there can be no assurance if and when our results will surpass that of our peers.
      We may need additional capital in the future and adequate financing may not be available to us on acceptable terms, or at all.
      We anticipate that we will be able to access capital markets as necessary to fund the growth of our business. However, we have recently been growing at a rate that exceeds our ability to generate internally capital sufficient to maintain our desired capital levels. We intend to seek additional capital in the future to fund growth of our operations and to maintain our regulatory capital above well-capitalized standards. We may not be able to obtain additional debt or equity financing, or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to obtain the funding we need, we may be unable to develop our products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on us.
      Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources and securitizations exposes us to potential liquidity risk.
      Due to balance sheet growth, in recent quarters we have increased our reliance on wholesale funding, such as short-term credit facilities, Federal Home Loan Bank borrowings and brokered deposits. Because wholesale funding sources are affected by general capital market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in commercial and consumer finance businesses. The continued availability to us of these funding sources is uncertain, and we could be adversely impacted if our business segments become disfavored by wholesale lenders. In addition, brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loans or lease originations and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.
      We regularly sell the majority of our first and second mortgage loan originations into the secondary market through the use of securitizations. At times, some of our financial assets, such as nontraditional, high loan-to-value home equity loans or residuals, may not be readily marketable, and we may not be able to sell assets at favorable prices when necessary. This could adversely affect our liquidity and funding for future originations and purchases of loans.
      We have announced our intention to seek strategic alternatives, including the possible sale of the operation of our conventional mortgage segment. This segment has been a net provider of liquidity to the Corporation and our divestiture of it would cause us to seek alternative funding sources to contribute to our other lines of business.
      We have credit risk inherent in our asset portfolios.
      In our businesses, some borrowers may not repay loans that we make to them. As all financial institutions do, we maintain an allowance for loan and lease losses to absorb the level of losses that we think is probable in our portfolios. However, our allowance for loan and lease losses may not be sufficient to cover the loan and lease losses that we actually may incur. While we maintain a reserve at a level management believes is adequate, our charge-offs could exceed these reserves. If we experience defaults by borrowers in any of our businesses to a greater extent than anticipated, our earnings could be negatively impacted.
      Certain of our consumer mortgage products are not sold by many financial institutions.
      Product design is important to us to differentiate us in consumer mortgage lending. We have developed our lines of business by identifying niches that we believe offer us a competitive opportunity. For this reason, the performance of our financial assets may be less predictable than those of other lenders. We may not have the same history of delinquency and loss experience to utilize in pricing and structuring some of our products as do lenders offering more seasoned asset types, and it may be more difficult to sell or securitize certain, more innovative, products.
      The generally accepted accounting principals (GAAP) for our activities have evolved in a meaningful manner in the past decade and we expect continued change.
      We may also be impacted by changes in evolving generally accepted accounting principles, unanticipated financial reporting requirements and regulatory uncertainties since accounting and regulatory treatment may not be well established for some of our strategies. We have had a recent history of unintentional, but material misstatement in our financial statement filings in connection with a novel asset and were required to file amended periodic filings for 2004 and the first and second quarters of 2005. While we believe we have appropriate safeguards in place to prevent a recurrence of these misstatements, we cannot guarantee that a subsequent error will not be made.
      We rely heavily on our management team and key personnel, and the unexpected loss of key managers and personnel may affect our operations adversely.
      Each line of our lines of business has a management team that operates its niche as a separate business unit. Our overall financial performance depends heavily on the results of these different specialized financial services businesses. Our success to date has been influenced strongly by our ability to attract and to retain senior management that is experienced in banking and financial services. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to implement our strategies successfully.
      Ownership of our common stock is concentrated in persons affiliated with us.
      Our Chairman and CEO, William I. Miller, currently has voting control, including common shares beneficially held through employee stock options that are exercisable within 60 days of the record date, of approximately 38% of our common shares. Together with Mr. Miller, directors and executive officers of Irwin beneficially own, including the right to acquire common stock through employee stock options that are exercisable within 60 days of the record date, more than 40% of our common shares. These persons likely have the ability to substantially control the outcome of all shareholder votes and to direct our affairs and business. This voting power would enable them to cause actions to be taken that may prove to be inconsistent with the interests of non-affiliated shareholders.
      Our future success depends on our ability to compete effectively in highly competitive financial services industry.
      The financial services industry, including commercial banking, mortgage banking, home equity lending and equipment leasing, is highly competitive, and we and our operating subsidiaries encounter strong competition for deposits, loans and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we and our subsidiaries are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively in our lines of business is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry generally.
      Our shareholder rights plan, provisions in our restated articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.
      Our Board of Directors has implemented a shareholder rights plan. The rights have certain anti-takeover effects. The overall effects of the plan may be to render more difficult or to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares and the removal of incumbent directors and key management even if such removal would be beneficial to shareholders generally. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire us without approval of our Board of Directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. The plan also may have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers whether or not such transactions are favored by incumbent directors and key management. In addition, our executive officers may be more likely to retain their positions with us as a result of the plan, even if their removal would be beneficial to shareholders generally.
      Our restated articles of incorporation and our by-laws as well as Indiana law contain provisions that make it more difficult for a third party to acquire us without the consent of our Board of Directors. These provisions also could discourage proxy contests and may make it more difficult for you and other shareholders to elect your own representatives as directors and take other corporate actions.
      Our by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors. We have a staggered board which means that only one-third of our board can be replaced by shareholders at any annual meeting. Directors may not be removed by shareholders. As a result of his share ownership position, our Chairman, William I. Miller, will likely be able to exercise effective control over the outcome of any shareholder vote. Our by-laws also provide that only our Board of Directors, and not our shareholders, may adopt, alter, amend and repeal our by-laws.
      Indiana law provides several limitations that may discourage potential acquirers from purchasing our common shares. In particular, Indiana law prohibits business combinations with a person who acquires 10% or more of our common shares during the five-year period after the acquisition of 10% by that person or entity, unless the acquirer receives prior approval for the acquisition of the shares or business combination from our Board of Directors.

      These and other provisions of Indiana law and our governing documents could provide the Board of Directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the Company. On the other hand, these same anti-takeover provisions could have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.
      We are the defendant in class actions and other lawsuits that could subject us to material liability.
      Our subsidiaries have been named as defendants in lawsuits that allege we violated state and federal laws in the course of making loans and leases. Among the allegations are that we charged impermissible and excessive rates and fees, participated in fraudulent financing, and are responsible for injuries to renters whose landlord had a mortgage with our subsidiary. Most of these cases either seek or have attained class action status, which generally involves a large number of plaintiffs and could result in potentially increased amounts of loss. We have not established reserves in the majority of these lawsuits due to either lack of probability of loss or inability to accurately estimate potential loss. If decided against us, the lawsuits have the potential to affect us materially. The Legal Proceedings section in Part I, Item 3 of this Report describes in more detail the lawsuits in which we are named as defendants that potentially could result in material liability.
      Our business may be affected adversely by the highly regulated environment in which we operate.
      We and our subsidiaries are subject to extensive federal and state regulation and supervision. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Recently enacted, proposed and future legislation and regulations have had, will continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, causing us to change or limit some of our consumer loan products or the way we operate our different lines of business. Future changes could affect the profitability of some or all of our lines of business.
      The consumer lending business in which we engage is highly regulated and has been the subject of increasing legislative and regulatory initiatives. Federal, state and local government agencies and/or legislators have adopted and continue to consider legislation to restrict lenders’ ability to charge rates and fees in connection with residential mortgage loans. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive these loans. Frequently referred to as “predatory lending” legislation, many of these laws and rules also restrict commonly accepted lending activities, including some of our activities, such as offering balloon loan features and prepayment charges. These laws, regulations and initiatives have, and could further, limit our ability to impose various fees and charge what we believe are risk-based interest rates on various types of consumer loans, and may impose additional regulatory restrictions on our business in certain states.
      Because we originate home equity loans from our banking branch in Nevada, federal law permits us to charge interest rates and certain fees associated with the interest rate permitted by Nevada law regardless of where the borrowers may reside. Nonetheless, from time to time regulators and customers from other states have questioned our ability to charge certain fees, such as prepayment penalties, to residents of their states. At least one of the lawsuits pending against us challenges our ability to charge these fees to borrowers in another state. A change in federal or state law or regulation, or an adverse interpretation or decision by a court in litigation on this issue, may affect the rates and fees we charge on home equity loans made to borrowers outside Nevada.

      Our regulators have policies that can restrict the payment of cash dividends from our banking subsidiaries to us and from us to our shareholders. We have paid dividends on our common stock in the past but there is no certainty that we will continue to do so.
      Like other registrants, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have gaps in our internal control environment, putting the Corporation and its shareholders at risk of loss.
      These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

Item 2.	Properties
      Our main office is located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2006 are as follows:
Irwin Union Bank and Trust
      The main office is located in four buildings at 435, 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee and leases them to Irwin Union Bank and Trust. One or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties in fee at seven locations in Bartholomew County, Indiana. These properties have no major encumbrances. Irwin Union Bank and Trust or Irwin Union Realty owns or leases nine other branch offices in Central and Southern Indiana, four offices in Michigan, two offices in Nevada, and one in Utah.
Irwin Union Bank, F.S.B.
      The home office is located at 500 Washington Street, Columbus Indiana. Irwin Union Bank, F.S.B. has six branch offices located in Arizona, California (2), Kentucky Missouri, and Wisconsin. All offices are leased.
Irwin Commercial Finance Corporation
      The main office of Irwin Commercial Finance Corporation is located at 500 Washington Street, Columbus, Indiana. The office of our domestic commercial finance operation, Irwin Commercial Finance Corporation, Equipment Finance, formerly Irwin Business Finance Corporation is located at 330 120th Avenue NE, Bellevue, Washington and is leased. Our Canadian commercial finance subsidiary, Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation), leases its main office at Suite 300 Park Place, 666 Burrard Street, Vancouver, British Columbia, Canada, and leases its three processing centers in Calgary, Alberta; Toronto, Ontario; and Montreal, Quebec. The main offices of our franchise lending subsidiary, Irwin Franchise Capital Corporation, are located at 10 Paragon Drive, Montvale, New Jersey and 2700 Westchester Avenue, Purchase, New York and are both leased. In addition, Irwin Franchise Capital owns the building that houses its telesales center at 2715 13th Street, Columbus, Nebraska.
Irwin Home Equity
      The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity occupies one other office at this location in San Ramon, California and an office located at 2550 West Tyvola Rd., Suite 290, Charlotte, North Carolina. All three offices are leased.
Irwin Mortgage
      The main office, where administrative and servicing activities are centered, is located at 10500 Kincaid Drive, Fishers, Indiana, and is leased. Loan production and satellite offices, which are leased, are operated from approximately 48 locations in 27 states.

Item 3.	Legal Proceedings

Culpepper v. Inland Mortgage Corporation
      Our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama, filed in April 1996, alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class. In November 2001, the parties filed supplemental briefs analyzing the impact of an October 18, 2001 policy statement issued by the Department of Housing and Urban Development (HUD) that explicitly disagreed with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case.
      Subsequently, the 11th Circuit subsequently decided three other RESPA cases. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case. In March 2003, Irwin Mortgage filed a motion to decertify the class. Irwin Mortgage and the plaintiffs also filed motions for summary judgment.
      On February 7, 2006, the trial court denied the plaintiffs’ motion for summary judgment and granted Irwin Mortgage’s motions to decertify the class and for summary judgment, thereby dismissing this case. The plaintiffs then filed a notice of appeal with the Court of Appeals for the 11th Circuit. If the plaintiffs were to prevail on their appeal and also prevail at a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, Irwin Mortgage believes the 11th Circuit’s RESPA ruling in a similar case argued before it would support a decision in this case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.

Silke v. Irwin Mortgage Corporation
      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. This date was later clarified by stipulation of the parties to be April 14, 1997. In November 2004, the court heard arguments on Irwin Mortgage’s motion for summary judgment and plaintiffs’ motion seeking to send out class notice. On January 23, 2006, the court ruled that dissemination of class notice can proceed before the court addresses the motion for summary judgment. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

Litigation Related to NorVergence, Inc.
      Irwin Commercial Finance Corporation, Equipment Finance (“Equipment Finance”) (formerly known as Irwin Business Finance), our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Equipment Finance’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Equipment Finance and other lenders, NorVergence became a debtor in a Chapter 7 bankruptcy, which is currently pending in the United States Bankruptcy Court in New Jersey. The sudden failure of NorVergence left many of its customers without telecommunications service. These customers became very angry when commitments made to them by NorVergence went unfulfilled.
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
      Equipment Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Equipment Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and commenced actions in the NorVergence bankruptcy proceeding, seeking similar relief. Equipment Finance filed a motion to dismiss it from the adversary proceeding and is awaiting the court’s ruling on the motion.
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
      In connection with investigations by various state attorneys general, Equipment Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Equipment Finance is pursuing discussions with most of the states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Equipment Finance has now executed agreements with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Equipment Finance to lease payments through January 31, 2005. In November of 2005, Equipment Finance extended the benefits of the California settlement to NorVergence customers residing in Texas. Equipment Finance recently executed an agreement with a multi-state group of attorneys general. The multi-state agreement requires that NorVergence lessees be offered the opportunity to pay Equipment Finance all amounts due on their leases through July 15, 2004, plus 15% of the then-outstanding balance in full satisfaction of their lease obligations.
      On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Equipment Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of Florida v. Commerce Commercial Leasing, LLC et al.) This suit was stayed by agreement of the parties while they discussed resolution of the concerns expressed by the Florida Attorney General. The complaint alleged that the agreements assigned by NorVergence to the lenders were unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit also sought to prohibit collection activities by the lenders and asked for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. On April 29, 2005, acting on defendants’ motion to dismiss, the judge in the Commerce Commercial Leasing action dismissed the action in its entirety. The Attorney General of Florida appealed the order of dismissal. Equipment Finance was dismissed from the appeal as a result of its settlement with the State of Florida.
      The individual lawsuit filed against Equipment Finance in September 2004 in the Superior Court of Massachusetts was put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant. The plaintiff in this action has been offered the opportunity to participate in the multi-state settlement program, and Equipment Finance is awaiting a response to its offer.
      Agreements with state attorneys general and recent favorable court rulings have significantly reduced the risk that damages might be awarded against Equipment Finance in NorVergence-related class actions and other lawsuits. We have established loss reserves for customer reimbursements required under agreements already closed with various states’ attorneys general. We have not established reserves in connection with NorVergence-related litigation.

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

White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
      On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal, and removed the case from state to federal court. At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.
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
      During the fourth quarter of 2005, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Corporation’s Common Equity and Related Stockholder Matters
      Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on February 17, 2006, was 2,129.
Stock Prices and Dividends:

	Price Range				Total
			Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2004
First quarter	$36.17	$26.63	$26.98	$0.08
Second quarter	27.43	23.10	26.40	$0.08
Third Quarter	27.58	25.05	25.82	$0.08
Fourth Quarter	28.85	23.80	28.39	$0.08	$0.32
2005
First quarter	$28.53	$22.11	$23.02	$0.10
Second quarter	22.94	19.58	22.19	$0.10
Third Quarter	22.75	20.12	20.39	$0.10
Fourth Quarter	23.32	19.68	21.42	$0.10	$0.40
      We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 10, 2006, our Board of Directors approved an increase in the first quarter dividend to $0.11 per share, payable in March 2006. Dividends paid by Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to the Corporation are restricted by banking law.
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

Item 6.	Selected Financial Data
Five-Year Selected Financial Data

	At or For Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands except per share data)
For the year:
Net revenues	$359,524	$521,412	$530,445	$403,788	$387,019
Noninterest expense	331,555	407,235	412,043	317,557	312,819

Income before income taxes	27,969	114,177	118,402	86,231	74,200
Provision for income taxes	8,982	45,732	45,585	33,398	28,859

Income before cumulative effect of change in accounting principle	18,987	68,445	72,817	52,833	45,341

Cumulative effect of change in accounting principle, net of tax	—	—	—	495	175

Net income	$18,987	$68,445	$72,817	$53,328	$45,516

Mortgage loan originations	$11,029,183	$13,093,082	$22,669,246	$11,411,875	$9,225,991
Home equity loan originations	1,691,636	1,442,314	1,133,316	1,067,227	1,149,410
Common Share Data:
Earnings per share:(1)
Basic	$0.67	$2.42	$2.61	$1.99	$2.15
Diluted	0.66	2.28	2.45	1.89	2.00
Cash dividends per share	0.40	0.32	0.28	0.27	0.26
Book value per share	17.90	17.61	15.36	12.98	10.81
Dividend payout ratio	60.18%	13.24%	10.76%	14.01%	12.13%
Weighted average shares — basic	28,518	28,274	27,915	26,823	21,175
Weighted average shares — diluted	28,841	31,278	30,850	29,675	24,173
Shares outstanding — end of period	28,618	28,452	28,134	27,771	21,305
At year end:
Assets	$6,646,524	$5,235,820	$4,988,359	$4,910,392	$3,446,602
Residual interests	22,116	56,101	71,491	157,514	199,071
Loans held for sale	1,293,519	890,711	883,895	1,314,849	502,086
Loans and leases	4,498,829	3,450,440	3,161,054	2,815,276	2,137,822
Allowance for loan and lease losses	59,749	44,443	64,285	50,936	22,283
Servicing assets	295,754	367,032	380,123	174,935	228,624
Deposits	3,898,993	3,395,263	2,899,662	2,693,810	2,308,962
Short-term borrowings	997,444	237,277	429,758	993,124	487,963
Collateralized debt	668,984	547,477	590,131	391,425	—
Other long-term debt(2)	270,160	270,172	270,184	30,070	30,000
Trust preferred securities(2)	—	—	—	233,000	198,500
Shareholders’ equity	512,334	501,185	432,260	360,555	231,665
Managed mortgage banking servicing portfolio	18,265,288	26,196,627	29,640,122	16,792,669	12,875,532
Selected Financial Ratios:
Performance Ratios:
Return on average assets	0.3%	1.3%	1.4%	1.3%	1.5%
Return on average equity	4.0	14.5	18.4	16.7	21.8
Net interest margin(3)	4.97	5.46	5.82	6.01	5.35

	At or For Year Ended December 31,

	2005		2004		2003		2002		2001

	(Dollars in thousands except per share data)
Noninterest income to revenues(4)	31.2		52.9		53.0		52.3		64.8
Efficiency ratio(5)	85.8		76.0		71.3		70.9		78.1
Loans and leases and loans held for sale to deposits(6)	110.4		91.4		94.1		89.9		79.1
Average interest-earning assets to average interest-bearing liabilities	125.5		132.4		132.2		121.7		117.2
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	1.3%		1.3%		2.0%		1.8%		1.0%
Non-performing loans and leases	159.7		131.9		144.9		163.6		116.3
Net charge-offs to average loans and leases	0.3		0.7		1.1		0.7		0.7
Non-performing assets to total assets	0.8		0.9		1.1		0.8		0.7
Non-performing assets to total loans and leases and other real estate owned	1.2		1.3		1.7		1.3		1.1
Ratio of Earnings to Fixed Charges:
Including deposit interest	1.2	x	2.2	x	2.2	x	1.9	x	1.6	x
Excluding deposit interest	1.4		3.4		3.1		3.0		2.5
Capital Ratios:
Average shareholders’ equity to average assets	8.0%		9.0%		7.6%		8.0%		6.7%
Tier 1 capital ratio	10.7		13.0		11.4		9.3		6.8
Tier 1 leverage ratio	10.3		11.6		11.2		9.7		9.4
Total risk-based capital ratio	13.1		15.9		15.1		13.2		10.8

(1)	Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $1.97 basic and $1.87 diluted. Earnings per share of common stock before cumulative effect of change in accounting principle related to SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” for the year ended December 31, 2001 was $2.14 basic and $1.99 diluted.

(2)	Beginning at December 31, 2003, the Trusts holding trust preferred securities were no longer consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” See “Collateralized and Other Long-Term Debt” and footnote 1 to the consolidated financial statements for further discussion.

(3)	Net interest income divided by average interest-earning assets.

(4)	Revenues consist of net interest income plus noninterest income.

(5)	Noninterest expense divided by net interest income plus noninterest income.

(6)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
About Forward-looking Statements
      You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report, including the “Risk Factors” in Item 1A, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and are including this statement for purposes of invoking these safe harbor provisions.
      Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;
•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;
•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;
•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;
•	the anticipated effects on results of operations or financial condition from recent developments or events; and
•	any other projections or expressions that are not historical facts.
We qualify any forward-looking statements entirely by these cautionary factors.
Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the success of our interest rate risk management strategies;
•	staffing fluctuations in response to product demand;
•	the relative profitability of our lending operations;
•	the valuation and management of our residual, servicing, and derivative portfolios, including assumptions we embed in the valuation and short-term swings in the valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;
•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;
•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of recent natural disasters;
•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;
•	difficulties in delivering products to the secondary market as planned;
•	difficulties in expanding our businesses and obtaining funding as needed;
•	competition from other financial service providers for experienced managers as well as for customers;
•	changes in the value of companies in which we invest;
•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;
•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;
•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments;
•	additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;
•	the final outcome and implications of our consideration of strategic alternatives for our conventional, mortgage banking segment;
•	or governmental changes in monetary or fiscal policies.

      We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent periodic reports we file with the Securities and Exchange Commission (SEC).
Strategy
      Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of consumers and small businesses and optimizing the productivity of our capital. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:

•	Identify market niches. We focus on product or market niches in financial services where our understanding of customer needs and ability to meet them create added value that permits us not to have to compete primarily on price. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. We attempt to create a mix of short-term and long-term incentives that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business and across different regions as a key part of our risk management. For example, our commercial bank has a different profile of customers in the Midwest and Western states. These economies have performed differently over the past five years due to differences in local economies. These differences have affected demand and credit quality of our products. In addition, our home equity segment lends to consumers on a national basis and there too, demand and credit quality has fluctuated depending, in part, on local market conditions. Our customers’ businesses and needs are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.

      Consistent with this strategy and in light of the changing environment for conventional first mortgage loans, we announced in January 2006 that we are examining our strategic alternatives for this line of business, including the possible sale of Irwin Mortgage. Over the past several years, we have been monitoring changes in the environment for mortgage banking that began to raise questions about the best strategic approach for the Corporation. These changes are influenced primarily by the increasing commoditization of conventional first mortgages. As margins have shrunk, the environment has required ever larger scale in production to be more price-competitive and to afford additional capital investments in technology. The relative size of IMC to the rest of the Corporation has made it increasingly difficult for us as a parent company to support growth at IMC to gain scale advantages. In addition, the volatility of both production and the value of mortgage servicing rights has also increased, as interest rates have traded in a narrow range now for a prolonged period of time. Our intent is to find a new home for Irwin Mortgage and its employees so that we can redeploy our capital to our other three lines of business, each of which continues to represent a good fit with our corporate strategy.
      We believe long-term growth and profitability will result from our endeavors to pursue consumer and commercial lending niches through our bank holding company structure, our experienced management, our diverse product and geographic markets, and our willingness and ability to align the compensation structure of each of our lines of business with the interests of our stakeholders.
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

Allowance for Loan and Lease Losses
      The allowance for loan and lease losses (ALLL) reflects our estimate of the adequacy of reserves needed to cover probable loan and lease losses inherent in our loan portfolio. The ALLL is an estimate based on our judgment applying the principles of Statement of Financial Accounting Standards No. 5 (SFAS 5), “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” In determining a proper level of loss reserves, management evaluates the adequacy of the allowance on a quarterly basis based on our past loan loss experience, known and inherent risks in the loan portfolio, levels of delinquencies, adverse situations that may affect a borrower’s ability to repay, trends in volume and terms of loans and leases, estimated value of any underlying collateral, changes in underwriting standards, changes in credit concentrations, and current economic and industry conditions.
      Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment for this purpose as loans on which we no longer accrue interest due to likelihood of non-collectibility. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience and/or expected performance indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See the “Credit Risk” section of Management’s Discussion and Analysis and footnote 6 to the consolidated financial statements for further discussion.
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

Valuation of Residual Interests
      Residual interests from securitizations treated as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” are classified as trading assets and as such, we record them at fair value on the balance sheet. We record the changes in fair value of these residuals as trading gains or losses in our statement of income in the period of change. We use a discounted cash flow analysis to determine the fair value of these residuals. Cash flows are projected over the lives of the residuals using prepayment, default, and interest rate assumptions that we believe market participants would use for similar financial instruments. Inaccurate assumptions in valuing residual interests could result in additional impairment and adversely affect our results of operations. We have not created these types of residuals since early 2002. See footnote 3 to the consolidated financial statements for further discussion. We are considering the use of gain-on-sale accounting again in 2006 on a limited basis to help us align economic and regulatory capital for high credit quality home equity loans and lines of credit. We do not anticipate gains from these transactions will become a significant proportion of consolidated income and our Board has approved a Policy to limit such residual interests to less than 15 percent of Irwin Union Bank and Trust’s Tier 1 capital. Such treatment will result in the creation of new residual interests being recorded.

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

Incentive Servicing Fees
      For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. As long as the fair value is above the lower of cost or market (LOCOM) cap, revenue is recognized as pre-established performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized as pre-established performance metrics are met and cash is due.
Consolidated Overview

	2005	% Change	2004	% Change	2003

Net income (millions)	$19.0	(72.3)%	$68.4	(6.0)%	$72.8
Basic earnings per share	0.67	(72.3)	2.42	(7.3)	2.61
Diluted earnings per share	0.66	(71.1)	2.28	(6.9)	2.45
Return on average equity	4.0%	—	14.5%	—	18.4%
Return on average assets	0.3%	—	1.3%	—	1.4%
Consolidated Income Statement Analysis

Net Income
      We recorded net income of $19 million for the year ended December 31, 2005, down 72% from net income of $68 million for the year ended December 31, 2004, and compared to $73 million in 2003. Net income per share (diluted) was $0.66 for the year ended December 31, 2005, down 71% from $2.28 per share in 2004 and down 73% from $2.45 per share in 2003. Return on equity was 4.0% for the year ended December 31, 2005, 14.5% in 2004 and 18.4% in 2003. The significant decline in 2005 earnings relates to our mortgage banking business. See discussion below under “Noninterest Income” and in the mortgage banking line of business section. The effective income tax rate for 2005 was 32.1%, compared to 40.1% in 2004 and 38.5% in 2003. The lower effective rate in 2005 resulted primarily from the release of $1.9 million in tax reserves as we aligned our tax liability to a level commensurate with our currently identified tax exposures. The majority of the reserves related to our 2001 tax returns. The statute on these returns expired during the third quarter of 2005 triggering the reversal of these reserves.

Net Interest Income
      Net interest income for the year ended December 31, 2005 totaled $266 million, up 5% from 2004 net interest income of $252 million and down 2% from 2003. The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated:

	December 31,

	2005			2004			2003

	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$80,508	$1,816	2.26%	$85,304	$794	0.93%	$74,216	$550	0.74%
Federal funds sold	15,064	387	2.57	15,340	173	1.13	10,824	118	1.10
Residual interests	39,942	6,948	17.40	67,544	12,509	18.52	108,351	20,651	19.06
Investment securities	107,220	5,813	5.42	88,254	4,536	5.14	68,602	3,723	5.43
Loans held for sale	1,217,367	94,324	7.75	1,034,032	80,003	7.74	1,237,963	104,350	8.43
Loans and leases, net of unearned income(1)	3,890,077	312,970	8.05	3,324,333	246,288	7.41	3,168,776	241,592	7.62

Total interest earning assets	5,350,178	$422,258	7.89%	4,614,807	$344,303	7.46%	4,668,732	$370,984	7.95%
Noninterest-earning assets:
Cash and due from banks	109,837			104,115			103,581
Premises and equipment, net	30,543			31,219			32,644
Other assets	572,028			582,978			440,164
Less allowance for loan and lease losses	(50,322)			(56,311)			(57,986)

Total assets	$6,012,264			$5,276,808			$5,187,135

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$479,621	$9,789	2.04%	$333,772	$4,487	1.34%	$169,674	$913	0.54%
Money market savings	1,118,655	29,631	2.65	1,071,617	15,127	1.41	866,241	11,085	1.28
Regular savings	119,349	1,547	1.30	60,800	873	1.44	62,756	1,249	1.99
Time deposits	1,204,421	42,894	3.56	907,736	24,000	2.64	992,954	29,118	2.93
Short-term borrowings	421,085	21,244	5.05	307,929	9,583	3.11	595,243	14,889	2.50
Collateralized debt	629,503	25,587	4.06	534,660	15,259	2.85	578,656	15,369	2.66
Other long-term debt	290,188	25,676	8.85	270,178	22,896	8.47	30,060	2,325	7.74
Trust preferred securities distributions(3)	—	—	n/a	—	—	n/a	236,823	24,151	10.20

Total interest-bearing liabilities	$4,262,822	$156,368	3.67%	$3,486,692	$92,225	2.65%	$3,532,407	$99,099	2.81%
Noninterest-bearing liabilities:
Demand deposits	989,234			1,006,558			1,042,403
Other liabilities	279,784			311,017			216,111
Shareholders’ equity	480,424			472,541			396,214

Total liabilities and shareholders’ equity	$6,012,264			$5,276,808			$5,187,135

Net interest income		$265,890			$252,078			$271,885

Net interest margin			4.97%			5.46%			5.82%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

(2)	We do not show interest income on a tax equivalent basis because it is immaterial

(3)	These securities were re-classified beginning in 2004 to “Other long-term debt”.
      Net interest margin for the year ended December 31, 2005 was 4.97% compared to 5.46% in 2004 and 5.82% in 2003. The decline in margin in 2005 relates to our increasing cost of funds which have risen at a faster pace than our yields on loans. We attribute the tighter margins to competitive pressures and to our strategic decision at the home equity business to move into more higher quality but lower yielding loans.

      The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,

	2005 Over 2004			2004 Over 2003

	Volume	Rate	Total	Volume	Rate	Total

	(Dollars and thousands)
Interest Income
Loans and leases	$41,914	$24,768	$66,682	$11,860	$(7,164)	$4,696
Mortgage loans held for sale	14,184	137	14,321	(17,189)	(7,158)	(24,347)
Investment securities	975	302	1,277	1,066	(253)	813
Residual interests	(5,112)	(449)	(5,561)	(7,777)	(365)	(8,142)
Interest bearing deposits with financial institutions	(45)	1,067	1,022	82	162	244
Federal funds sold	(4)	218	214	50	5	55

Total	51,912	26,043	77,955	(11,908)	(14,773)	(26,681)

Interest Expense
Money market checking	1,961	3,341	5,302	883	2,691	3,574
Money market savings	664	13,840	14,504	2,628	1,414	4,042
Regular savings	841	(167)	674	(39)	(337)	(376)
Time deposits	7,845	11,049	18,894	(2,499)	(2,619)	(5,118)
Short-term borrowings	3,522	8,139	11,661	(7,187)	1,881	(5,306)
Collateralized debt	2,707	7,621	10,328	(1,169)	1,059	(110)
Other long-term debt	1,695	1,085	2,780	18,575	1,996	20,571
Trust preferred securities distribution	—	—	—	(24,151)	—	(24,151)

Total	19,235	44,908	64,143	(12,959)	6,085	(6,874)

Net Interest Income	$32,677	$(18,865)	$13,812	$1,051	$(20,858)	$(19,807)

      The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses
      The consolidated provision for loan and lease losses for the year 2005 was $27 million, compared to $14 million and $48 million in 2004 and 2003, respectively. More information on this subject is contained in the section on “credit risk.”

Noninterest Income
      Noninterest income during the year 2005 totaled $120 million, compared to $284 million for 2004 and $306 million in 2003. The decrease in 2005 versus 2004 related primarily to the mortgage banking line of business. Contributing to the decrease were $68 million of losses on derivative instruments used to hedge our servicing assets during 2005 compared to $19 million in derivative gains in 2004. We also recorded recoveries of $19 million and impairment of $4 million on servicing assets in 2005 and 2004, respectively. Also contributing to the decline were lower gains from sales of loans which declined from $151 million in 2004 to $75 million in 2005. Details related to these fluctuations are discussed later in the “Mortgage Banking” and “Home Equity” sections of this document.

Noninterest Expense
      Noninterest expenses for the year ended December 31, 2005 totaled $332 million, compared to $407 million and $412 million in 2004 and 2003, respectively. The decrease in consolidated noninterest expense in 2005 is primarily related to lower personnel costs associated with our decreased production at the mortgage banking line of business.
Consolidated Balance Sheet Analysis
      Total assets at December 31, 2005 were $6.6 billion, up 27% from December 2004. Average assets for 2005 were $6.0 billion up 14% from December 31, 2004, and up 16% from December 31, 2003. The growth in the consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking, commercial finance and home equity lines of business.

Loans Held For Sale
      Loans held for sale totaled $1.3 billion at December 31, 2005, up 45% from December 31, 2004 and 46% from December 31, 2003. This increase, primarily at the home equity line of business, reflects our strategic decision to sell more home equity product in the coming year.
      Included in loans held for sale at the mortgage line of business at December 31, 2005 and 2004 were $88 million and $68 million, respectively, of loans for which we have the right, but not the obligation, to repurchase due to default, under the terms of the government servicing agency contracts. Upon default, we have the non-contingent right to repurchase these loans which causes “repurchase accounting” under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” The liability associated with these loans is reflected in “other liabilities” on our Consolidated Balance Sheet.

Loans and Leases
      Our commercial loans and leases are originated throughout the United States and Canada. At December 31, 2005, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers nationally through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Commercial, financial and agricultural	$2,016,253	$1,697,651	$1,503,619	$1,347,962	$1,055,307
Real estate construction	399,089	287,496	306,669	314,851	287,228
Real estate mortgage	1,234,561	808,875	859,541	777,865	490,186
Consumer	31,718	31,166	27,370	27,857	38,489
Commercial financing:
Franchise financing	462,413	330,496	207,341	130,247	47,447
Domestic leasing	237,968	174,035	157,072	161,464	185,080
Canadian leasing	313,581	265,780	207,355	133,784	91,816
Unearned income:
Franchise financing	(125,474)	(86,638)	(56,837)	(34,494)	(11,497)
Domestic leasing	(33,267)	(23,924)	(22,038)	(24,793)	(32,686)
Canadian leasing	(38,013)	(34,497)	(29,038)	(19,467)	(13,548)

Total	$4,498,829	$3,450,440	$3,161,054	$2,815,276	$2,137,822

      The following table shows our contractual maturity distribution of loans at December 31, 2005. Actual principal payments may differ depending on customer prepayments:

		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total

	(Dollars in thousands)
Commercial, financial and agricultural	$617,176	$967,361	$431,716	$2,016,253
Real estate construction	270,737	104,569	23,783	399,089
Real estate mortgage	32,375	103,720	1,098,466	1,234,561
Consumer	12,949	14,272	4,497	31,718
Commercial financing:
Franchise financing	22,363	55,456	259,120	336,939
Domestic leasing	9,519	193,515	1,666	204,700
Canadian leasing	14,371	243,878	17,320	275,569

Total	$979,490	$1,682,771	$1,836,568	$4,498,829

Loans due after one year with:
Fixed interest rates				$1,909,172
Variable interest rates				1,610,167

Total				$3,519,339

Allowance for Loan and Lease Losses
      Changes in the allowance for loan and lease losses are summarized below:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$44,443	$64,285	$50,936
Provision for loan and lease losses	26,852	14,195	47,583
Charge-offs	(20,201)	(28,180)	(37,312)
Recoveries	8,960	5,335	3,420
Reduction due to sale of loans and leases and other	—	(627)	(234)
Reduction due to reclassification of loans	(424)	(10,808)	(690)
Foreign currency adjustment	119	243	582

Balance at end of year	$59,749	$44,443	$64,285

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

Investment Securities
      The following table shows the composition of our investment securities at the dates indicated:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
U.S. Treasury and government obligations	$—	$3,556	$20,994
Obligations of states and political subdivisions	3,544	3,746	3,960
Mortgage-backed securities	28,331	31,556	2,039
Other	72,896	69,364	65,532

Total	$104,771	$108,222	$92,525

      Included within the “other” category is $70 million, $66 million, and $63 million of FHLBI and Federal Reserve Bank stock at December 31, 2005, 2004, and 2003, respectively, for which there is no readily determinable market value. The following table shows maturity distribution of our investment securities at December 31, 2005:

				Mortgage-backed
				Securities and
		After Five		FHLB & Federal
	Within	But Within	After Ten	Reserve Bank
	One Year	Ten Years	Years	Stock	Total

	(Dollars in thousands)
Obligations of states and political subdivisions	—	530	3,014	—	3,544
Other	3,199	—	—	—	3,199

Total	3,199	530	3,014	—	6,743
Mortgage-backed securities				28,331	28,331
FHLBI & Federal Reserve Bank stock				69,697	69,697

	$3,199	$530	$3,014	$98,028	$104,771

Weighted Average Yield
Held-to-maturity	—	5.18%	5.35%	4.98%
Available-for-sale	0.35%	—	—	4.65%
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

Deposits
      Total deposits in 2005 averaged $3.9 billion compared to average deposits in 2004 of $3.4 billion, and average deposits in 2003 of $3.1 billion. Demand deposits in 2005 averaged $1.0 billion, unchanged from the 2004 and 2003 average balances. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. During 2005, these escrow accounts averaged $0.7 billion, unchanged from 2004 and down from a 2003 average of $0.8 billion. Average core deposits at our commercial bank, which exclude jumbo and brokered CDs and public funds, increased to $2.5 billion in 2005 compared to $2.2 billion in 2004.

      We use broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2005, these broker-sourced deposits totaled $638 million compared to a balance of $279 million at December 31, 2004.
      The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, brokered deposits, escrows and core deposits at the dates indicated:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Under 3 months	$419,574	$266,200	$284,095
3 to 6 months	230,024	117,339	60,786
6 to 12 months	231,397	91,276	98,746
after 12 months	341,851	169,796	252,743

Total Certificates of deposit over $100,000	$1,222,846	$644,611	$696,370

Brokered deposits	$638,007	$279,102	$339,417

Mortgage banking escrow deposits	$412,444	$680,812	$566,956

Demand deposits	$342,913	$295,195	$283,794
Money market accounts	1,602,337	1,545,700	1,109,514
Savings and time deposits	544,814	356,776	359,153

Commercial banking core deposits	$2,490,064	$2,197,671	$1,752,461

Short-Term Borrowings
      Short-term borrowings during 2005 averaged $421 million compared to an average of $308 million in 2004, and $595 million in 2003. Short-term borrowings increased to $997 million at December 31, 2005 compared to $237 million at December 31, 2004. The increase in short-term borrowings relates primarily to our decision to sell less home equity loans at the end of 2005. These loans totaling $333 million were moved to our loan portfolio in January 2006 and funded through a secured financing.
      Federal Home Loan Bank borrowings averaged $199 million for the year ended December 31, 2005, with an average rate of 3.56%. The balance at December 31, 2005 of $642 million at an interest rate of 4.39%, was also the maximum outstanding during any month end during 2005. At December 31, 2004, Federal Home Loan Bank borrowings averaged $186 million, with an average rate of 1.69%. The balance at December 31, 2004 was $72 million at an interest rate of 3.15%. The maximum outstanding at any month end during 2004 was $536 million.

Collateralized and Other Long-Term Debt
      Collateralized borrowings totaled $669 million at December 31, 2005 compared to $547 million at December 31, 2004. The bulk of these borrowings have resulted from securitization structures that result in loans remaining as assets and debt being recorded on our balance sheet. This securitization debt represents match-term funding for these loans and leases.
      Other long-term debt totaled $270 million at December 31, 2005, unchanged from 2004. We have obligations represented by subordinated debentures totaling $240 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at December 31, 2005. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), at the end of 2003 we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.” We called the trust preferred securities of Capital Trust II in 2005 with the proceeds from the issuance of Capital Trust VIII. We recently announced our intent to redeem the entire $51.75 million par value of 8.75 percent securities due September 30, 2030, underlying $51.75 million of 8.75 percent cumulative trust preferred securities (NYSE: IFC.N) issued by IFC Capital Trust III in 2000. We provided notice to the trustee of our plans to redeem these securities in March 2006. In lieu of redemption for cash, the trust preferred securities are convertible at the option of the holder into common stock at a ratio of 1.2610 common shares per share of convertible trust preferred, which equates to a common stock conversion price of $19.825 per share. If the securities are not converted by the holders into common stock, we intend to issue, prior to March 31, 2006, replacement trust preferred securities for a like dollar amount as those being redeemed.

Capital
      Shareholders’ equity averaged $480 million during 2005, up 2% compared to 2004, and up 21% from 2003. Shareholders’ equity balance of $512 million at December 31, 2005 represented $17.90 per common share, compared to $17.61 per common share at December 31, 2004, and compared to $15.36 per common share at year-end 2003. We paid an aggregate of $11.4 million in dividends during 2005, compared to $9.1 million during 2004 and $7.8 million during 2003.
      The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Tier 1 capital	$675,316	$637,875	$556,793
Tier 2 capital	154,128	143,612	183,738

Total risk-based capital	$829,444	$781,487	$740,531

Risk-weighted assets	$6,317,797	$4,908,012	$4,917,622
Risk-based ratios:
Tier 1 capital	10.7%	13.0%	11.4%
Total capital	13.1	15.9	15.1
Tier 1 leverage ratio	10.3	11.6	11.2
Ending shareholders’ equity to assets	7.7	9.6	8.7
Average shareholders’ equity to assets	8.0	9.0	7.6
      At December 31, 2005, our total risk-based capital ratio was 13.1%, exceeding our internal minimum target of 11.75%. At December 31, 2004 and 2003, our total risk-based capital ratio was 15.9% and 15.1%, respectively. Our ending equity to assets ratio at December 31, 2005 was 7.7% compared to 9.6% at December 31, 2004. However, temporary conditions that existed at year end can make the average balance sheet ratio a more accurate measure of capital. Our average equity to assets for the year ended December 31, 2005 was 8.0% compared to 9.0% for the year 2004. Our Tier 1 capital totaled $675 million as of December 31, 2005, or 10.7% of risk-weighted assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part 1, “Business.”
      We have issued $233 million in trust preferred securities through five IFC Capital Trusts and one IFC Statutory Trust as of December 31, 2005. All securities are callable at par after five years. These funds are all Tier 1 qualifying capital under current regulatory guidance. The sole assets of these trusts are our subordinated debentures. See further discussion in the “Collateralized and Other Long-Term Debt” section above. As of

December 31, 2003, we no longer consolidated these trusts in our consolidated financial statements. Highlights about these trusts are listed below:

		Interest Rate
		at
	Origination	December 31,	Maturity	$ Amount in
Name	Date	2005	Date	thousands	Dividend	Other

IFC Capital Trust III (1)	Nov 2000	8.75%	Sep 2030	$51,707	quarterly	conversion ratio of 1.261 shares of common stock to 1 convertible preferred security
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,000	semiannual
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,000	semiannual
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	34,500	quarterly
IFC Statutory Trust VII	Nov 2003	7.43	Nov 2033	50,000	quarterly	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	51,750	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter

				$232,957

(1)	Call notice issued on February 6, 2006.
      In July 1999, we raised $30 million of 7.58%, 15-year subordinated debt that is callable in 2009 at par. The debt was privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.
      In connection with our stock option plans, we repurchased 51 thousand common shares in 2005 with a market value of $1.2 million. In 2004, we repurchased 13 thousand shares with a market value of $0.4 million.
      In order to maintain product price competitiveness with other national banks, we allocate capital to our subsidiaries in a manner which reflects their relative risk and as if they were stand-alone businesses. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, interest rate (market) and operational. We adjust this allocation, as necessary, to assure that we meet regulatory and internal policy standards for minimum capitalization. We utilize internal risk measurement models, calibrated with a public-domain model from a nationally recognized rating agency, and capital requirements from our banking regulators to arrive at the capitalization required by line of business. We re-allocate capital to subsidiaries on a quarterly basis based on their risk and growth plans.

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

Cash Flow Analysis
      Our cash and cash equivalents increased $58 million in 2005 compared to decreases of $44 million during 2004 and $17 million in 2003. Cash flows from operating activities used $251 million in cash and cash equivalents in 2005 compared to providing $16 million in 2004. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we experienced in 2005, operating cash flows will decrease. In 2005, our loans held for sale increased $403 million, thus increasing the cash used by operating activities. In 2004, our loans held for sale balance was relatively unchanged throughout the year.
Earnings Outlook
      We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. Our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Historically, a meaningful amount of our earnings have come from our mortgage banking segment. In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We believe that our mortgage banking line of business, particularly our servicing activities, have grown to a size where they can be managed and grown more effectively within another organization. We are actively searching for an alternative home for this segment and its employees. At the same time, our opportunities in our other three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. This growth will require capital and management focus and, we believe, has the potential to contribute in a meaningful way to the Corporation’s growth. Our focus in 2006 and beyond will be to grow these three segments in a credit-worthy, profitable manner. We believe our earnings in 2005 were not indicative of the underlying potential of the Corporation and expect to be able to report substantially improved results in 2006 and subsequent years. In 2006, we will report the results of mortgage banking business as a discontinued operation.
Summary of Quarterly Financial Information

	2005

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Summary Income Information
Interest Income	$121,226	$115,322	$97,543	$88,166
Interest expense	(49,909)	(45,807)	(32,698)	(27,953)
Provision for loan and lease losses	(8,916)	(5,772)	(8,872)	(3,291)
Non-interest income(2)	22,476	43,555	18,413	36,041
Non-interest expense	(74,802)	(79,723)	(79,916)	(97,113)
Income taxes	(3,624)	(9,082)	2,119	1,605

Net income	$6,451	$18,493	$(3,411)	$(2,545)

Earnings per share of common stock:
Basic(1)	$0.23	$0.65	$(0.12)	$(0.09)
Diluted(1)	0.23	0.61	(0.12)	(0.09)

	2004

	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter

	(Dollars in thousands)
Summary Income Information
Interest Income	$89,439	$89,965	$85,096	$79,803
Interest expense	(26,480)	(24,305)	(20,840)	(20,600)
Provision for loan and lease losses	(2,357)	(1,898)	(1,794)	(8,146)
Non-interest income	60,016	65,913	76,519	81,081
Non-interest expense	(96,550)	(102,492)	(107,757)	(100,436)
Income taxes	(10,132)	(10,858)	(12,942)	(11,800)

Net income	$13,936	$16,325	$18,282	$19,902

Earnings per share of common stock:
Basic(1)	$0.49	$0.58	$0.65	$0.71
Diluted(1)	0.47	0.54	0.61	0.66

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding and the impact of antidilutive shares.
Earnings by Line of Business
      Irwin Financial Corporation is composed of four principal lines of business:

•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending

•	Mortgage Banking
      The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income (loss):
Commercial Banking	$27,379	$23,424	$22,477
Commercial Finance	7,433	3,217	1,793
Home Equity Lending	2,252	28,067	(19,890)
Mortgage Banking	(16,176)	20,266	78,100
Other (including consolidating entries)	(1,901)	(6,529)	(9,663)

	$18,987	$68,445	$72,817

Commercial Banking
      The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$183,052	$127,029	$112,679	$110,107	$104,514
Interest expense	(72,294)	(37,412)	(33,663)	(40,253)	(53,515)

Net interest income	110,758	89,617	79,016	69,854	50,999
Provision for loan and lease losses	(5,286)	(3,307)	(5,913)	(9,812)	(7,900)
Other income	16,945	18,316	21,070	16,081	14,981

Total net revenue	122,417	104,626	94,173	76,123	58,080
Operating expense	(77,062)	(65,450)	(56,699)	(50,029)	(43,482)

Income before taxes	45,355	39,176	37,474	26,094	14,598
Income taxes	(17,976)	(15,752)	(14,997)	(10,009)	(5,680)

Net income	$27,379	$23,424	$22,477	$16,085	$8,918

Selected Balance Sheet Data at End of Period:
Assets	$3,162,398	$2,622,877	$2,203,965	$1,969,956	$1,648,294
Securities and short-term investments	340,811 (1)	327,664 (1)	107,668	44,433	43,278
Loans and leases	2,680,220	2,223,474	1,988,633	1,823,304	1,514,957
Allowance for loan and lease losses	(24,670)	(22,230)	(22,055)	(20,725)	(14,644)
Deposits	2,797,635	2,390,839	1,964,274	1,733,864	1,456,376
Shareholder’s equity	195,381	143,580	162,050	154,423	129,179
Daily Averages:
Assets	$3,025,717	$2,476,835	$2,119,944	$1,802,896	$1,402,589
Loans and leases	2,460,560	2,094,190	1,914,608	1,693,426	1,276,003
Allowance for loan and lease losses	(23,656)	(22,304)	(21,895)	(17,823)	(11,038)
Deposits	2,766,289	2,258,538	1,894,406	1,583,926	1,253,725
Shareholder’s equity	157,545	147,759	147,886	140,249	85,312
Shareholder’s equity to assets	5.21%	5.97%	6.98%	7.78%	6.08%

(1)	Includes $317 million and $293 million of inter-company investments in 2005 and 2004, respectively, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.
Overview
      Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. In September 2005, we changed the designation of the home office of Irwin Union Bank, F.S.B. from Louisville, Kentucky to Columbus, Indiana. We continue to maintain the full service branch in Louisville, Kentucky. In 2005, we opened a new banking office in Costa Mesa, California. This office contributed an immaterial amount to revenues and expenses in 2005.
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

•	the market is a metropolitan area with attractive business demographics and diversification displaying evidence of sustainable growth;

•	recent banking merger and acquisition activity has occurred in the market and management believes that the acquirer is viewed by customers as an outsider and/or not responsive to local small business needs; and

•	we are able to attract experienced, senior banking staff from the new market to manage our operation there.
      We expect consolidation to continue in the banking and financial services industry and plan to capitalize on the opportunities brought about in this environment by continuing the bank’s growth strategy for small business banking in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced local staff with a strong presence in cities affected by the industry-wide consolidations. In addition to its market expansion, our commercial bank continues to develop its banking, insurance, and investment products to provide a full range of financial services to its small business customers.
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
      The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,

	2005			2004			2003

			Weighted			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon

	(Dollars in thousands)
Indianapolis	$560,775	20.9%	7.0%	$504,853	22.7%	5.9%	$477,432	24.0%	5.4%
Central and western	516,444	19.3	7.1	488,587	22.0	5.9	491,670	24.7	5.1
Southern Indiana	454,236	16.9	6.5	445,981	20.1	5.8	420,519	21.1	5.6
Phoenix	447,548	16.7	7.6	288,555	13.0	6.3	238,515	12.0	5.3
Las Vegas	112,761	4.2	7.5	70,109	3.2	6.1	37,251	1.9	5.5
Other	588,456	22.0	7.2	425,389	19.0	5.7	323,246	16.3	4.8

Total	$2,680,220	100.0	7.1	$2,223,474	100.0	5.9	$1,988,633	100.0	5.2

	December 31,

	2005			2004			2003

			Weighted			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon	Deposits	of Total	Coupon

Indianapolis	$259,196	10.4%	2.1%	$278,785	12.7%	1.4%	$258,875	14.8%	1.1%
Central and western	238,742	9.6	2.6	221,917	10.1	1.7	176,441	10.1	1.5
Southern Indiana	674,923	27.1	2.1	671,342	30.5	1.3	645,297	36.8	1.2
Phoenix	190,428	7.6	2.4	155,475	7.1	1.6	74,900	4.3	1.0
Las Vegas	413,541	16.6	3.5	287,910	13.1	2.0	210,437	12.0	1.0
Other	713,233	28.7	3.3	582,242	26.5	2.1	386,808	22.0	1.2

Total	$2,490,063	100.0%	2.7%	$2,197,671	100.0%	1.7%	$1,752,758	100.0%	1.2%

Net Income
      Commercial banking net income increased to $27 million during 2005 up 17%, compared to $23 million in 2004, and up 22% compared to 2003 net income of $22 million.
Net Interest Income
      The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net interest income	$110,758	$89,617	$79,016
Average interest earning assets	2,914,352	2,392,049	2,046,658
Net interest margin	3.80%	3.75%	3.86%
      Net interest income was $111 million, an increase of 24% over 2004, and an increase of 40% from 2003. The 2005 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2005 was 3.80%, compared to 3.75% in 2004, and 3.86% in 2003. The improvement in 2005 margin is due to higher loan volumes and loan yields, which more than offset the increased deposit volumes and deposit rates. In addition the investment of excess funds in intercompany investments contributed positively to year-over-year net interest income.
Provision for Loan and Lease Losses
      Provision for loan and lease losses was $5.3 million in 2005, compared to provisions of $3.3 million and $5.9 million in 2004 and 2003, respectively. The increased provision relates to portfolio growth and is aligned with our on-going expectations. See further discussion in “Credit Quality” section later in this document. We believe this segment has negligible exposure to losses arising from hurricanes Katrina and Rita.

Noninterest Income
      The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Service charges on deposit accounts	$4,008	$5,071	$5,095
Gain from sales of loans	2,943	2,947	7,814
Trust fees	1,964	1,902	1,817
Insurance commissions, fees and premiums	1,827	2,143	2,009
Brokerage fees	1,452	1,465	1,264
Loan servicing fees	1,473	1,374	1,237
Amortization of servicing assets	(1,306)	(1,559)	(2,705)
Recovery of servicing assets	248	582	744
Other	4,336	4,391	3,795

Total noninterest income	$16,945	$18,316	$21,070

      Noninterest income during 2005 decreased 7% over 2004 and decreased 20% over 2003. This decrease was due primarily to lower service charges on deposit accounts. The lower charges resulted from higher earnings credits on commercial customer accounts due to increasing interest rates. These lower service charges were partially offset by lower servicing asset amortization. The commercial banking line of business has a first mortgage servicing portfolio that has increased to $463 million, principally a result of mortgage loan production in its south-central Indiana markets. Those servicing rights are carried on the balance sheet at the lower of cost or market, estimated at December 31, 2005, to be $3.9 million.
Operating Expenses
      The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$47,934	$40,422	$34,853
Other expenses	29,128	25,028	21,846

Total operating expenses	$77,062	$65,450	$56,699

Efficiency ratio	60.3%	60.6%	56.7%
Number of employees at year end(1)	586	525	493

(1)	On a full time equivalent basis
      Operating expenses during 2005 totaled $77 million, an increase of 18% over 2004, and an increase of 36% from 2003. The increased operating expenses in 2005 is primarily related to higher personnel and premises and equipment costs due to our recent office expansions and support staff.
Balance Sheet
      Total assets for the year ended December 31, 2005 averaged $3.0 billion compared to $2.5 billion in 2004, and $2.1 billion in 2003. Average earning assets for the year ended December 31, 2005 were $2.9 billion compared to $2.4 billion in 2004, and $2.0 billion in 2003. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. In addition, average investments have increased from $202 million in 2004 to $389 million in 2005. This increase relates primarily to inter-company investments, the result of excess liquidity related to deposit growth in excess of asset deployment needs. The funds have been redeployed in earning assets at our other lines of business. Earnings credited to the commercial banking line of business from these investments approximate alternative external investment rates. Average core deposits for the year totaled $2.4 billion, an increase of 18% over average core deposits in 2004, and an increase of 46% from 2003.
Credit Quality
      Nonperforming assets to total assets was unchanged compared to December 31, 2004 and the allowance for loan losses to total loans decreased at December 31, 2005, compared to December 31, 2004. Other real estate owned increased $6.4 million over the 2004 balance. This increase relates to five new properties carried at $7.0 million. Nonperforming loans are not significantly concentrated in any industry category. The decrease in the allowance for loan losses as a percent of total loans reflects our belief that overall loss experience has declined due to improving economic conditions, improved overall loan quality and successful workouts of several nonperforming loans in 2005. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Nonperforming loans	$19,483	$21,247	$25,614
Other real estate owned	7,892	1,533	995

Total nonperforming assets	$27,375	$22,780	$26,609

Nonperforming assets to total assets	0.87%	0.87%	1.21%
Allowance for loan losses	$24,670	$22,230	$22,055
Allowance for loan losses to total loans	0.92%	1.00%	1.11%
For the Period Ended:
Provision for loan losses	$5,286	$3,307	$5,913
Net charge-offs	2,847	3,133	4,583
Net charge-offs to average loans	0.12%	0.15%	0.24%
      The following table shows information about our nonperforming assets by market:

	December 31,

	2005	2004	2003

	Loans	Loans	Loans
Markets	Outstanding	Outstanding	Outstanding

	(Dollars in thousands)
Indianapolis	$3,256	$495	$1,337
Central and western	19,426	16,827	18,600
Southern Indiana	1,095	1,143	2,383
Phoenix	2,679	3,442	4,040
Las Vegas	—	—	—
Other	919	873	249

Total	$27,375	$22,780	$26,609

Commercial Finance

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$33,683	$28,084	$22,766	$15,140	$9,481
Provision for loan and lease losses	(6,211)	(6,798)	(11,308)	(8,481)	(6,939)
Noninterest income	7,437	6,275	5,868	4,397	1,695

Total net revenue	34,909	27,561	17,326	11,056	4,237
Operating expense	(22,224)	(18,782)	(15,072)	(12,122)	(8,424)

Income (loss) before taxes	12,685	8,779	2,254	(1,066)	(4,187)
Income taxes	(5,252)	(5,562)	(461)	513	1,309

Income (loss) before cumulative effect of change in accounting principle	7,433	3,217	1,793	(553)	(2,878)
Cumulative effect of change in accounting principle	—	—	—	495	—

Net income (loss)	$7,433	$3,217	$1,793	$(58)	$(2,878)

Selected Balance Sheet Data at End of Period:
Total assets	$831,657	$636,604	$474,915	$343,384	$266,670
Loans and leases	817,208	625,140	463,423	345,844	264,827
Allowance for loan and lease losses	(10,756)	(9,624)	(11,445)	(7,657)	(4,587)
Shareholders’ equity	71,568	55,993	44,255	29,236	18,741
Selected Operating Data:
Net charge-offs	$4,806	$8,235	$7,868	$5,401	$4,653
Net interest margin	4.80%	5.33%	5.63%	5.07%	4.64%
Total funding of loans and leases	$451,754	$366,545	$272,685	$207,087	$190,716
Overview
      We established this line of business in 1999. In this segment, we provide small ticket, full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States.
Strategy
      Our strategy is to provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the financing of equipment and real estate are documented as loans and the loan amounts are higher than in our small-ticket business. The franchise channel may also finance real estate for select franchise systems.
Net Income
      Commercial finance net income increased to $7.4 million during 2005, a 131% increase compared to net income of $3.2 during 2004. In 2003, net income totaled $1.8 thousand. Results in 2005 reflect growth of

$6 million in net interest income over 2004. Net interest income in 2004 increased 23% over 2003. Provision for loan and lease losses decreased to $6.2 million in 2005, compared to provisions of $6.8 million and $11.3 million in 2004 and 2003, respectively. The 2005 earnings growth is attributable to higher net interest income due to portfolio growth, improvements in credit quality, and higher gains from the sale of loans.
Net Interest Income
      The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net interest income	$33,683	$28,084	$22,766
Average interest earning assets	701,423	526,754	404,089
Net interest margin	4.80%	5.33%	5.63%
      Net interest income was $33 million for 2005, an increase of 20% over 2004, and an increase of 48% from 2003. The improvement in net interest income resulted from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $817 million at December 31, 2005, an increase of 31% and 76% over year-end 2004 and 2003 balances, respectively. This line of business originated $452 million in loans and leases during 2005, compared to $367 million during 2004 and $273 million in 2003.
      Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2005 was 4.80%, compared to 5.33% in 2004, and 5.63% in 2003. The decreasing margin is due primarily to increasing cost of funds.
Provision for Loan and Lease Losses
      The provision for loan and lease losses decreased to $6.2 million in 2005 compared to $6.8 million in 2004 and $11.3 million in 2003. The decreased provisioning levels relate primarily to improvements in credit quality in our lease portfolio. We believe this segment has negligible exposure to losses arising from hurricanes Katrina and Rita.
Noninterest Income
      The following table shows the components of noninterest income for our commercial finance line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Gain from sales of loans	$2,642	$1,796	$2,630
Derivative losses, net	(717)	(536)	(803)
Other	5,512	5,015	4,041

Total noninterest income	$7,437	$6,275	$5,868

      Noninterest income during 2005 increased 19% over 2004 and 27% over 2003. Included in noninterest income were gains from sales of leases and whole loans that totaled $2.6 million in 2005 compared to $1.8 million in 2004 and $2.6 million in 2003. Also included in noninterest income during 2005, 2004 and 2003 was $0.7 million, $0.5 million and $0.8 million of interest rate derivative mark to market valuation losses in our Canadian operation related to managing interest rate risk exposure in our funding of that operation.

Operating Expenses
      The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$17,531	$14,333	$11,606
Other	4,693	4,449	3,466

Total operating expenses	$22,224	$18,782	$15,072

Number of employees at year end(1)	184	162	133

(1)	On a full time equivalent basis
      Operating expenses during 2005 totaled $22 million, an increase of 18% over 2004, and an increase of 48% from 2003. The increased operating expenses relate to the continued growth in this business since its inception in 1999, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to the achievement of profitability.
Credit Quality
      The commercial finance line of business had nonperforming loans and leases at December 31, 2005 totaling $3.7 million, compared to non-performing loans and leases at December 31, 2004 and 2003 totaling $3.9 million and $4.1 million, respectively. Net charge-offs recorded by this line of business totaled $4.8 million in 2005 compared to $8.2 million in 2004 and $7.9 million in 2003. Allowance for loan and lease losses at December 31, 2005 totaled $10.8 million, representing 1.32% of loans and leases, compared to a balance at December 31, 2004 of $9.6 million, representing 1.54% of loans and leases and a balance of $11.4 million or 2.47% of the portfolio at December 31, 2003.
      The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Nonperforming loans	$3,700	$3,936	$4,083
Allowance for loan losses	10,756	9,624	11,445
Allowance for loan losses to total loans	1.32%	1.54%	2.47%
For the Period Ended:
Provision for loan losses	$6,211	$6,798	$11,308
Net charge-offs	4,806	8,235	7,868
Net charge-offs to average loans	0.69%	1.59%	1.97%

      The following table provides delinquency information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	December 31,

	2005	2004

	(Dollars in thousands)
Domestic franchise loans	$336,939	$243,859
Delinquency ratio	0.37%	0.35%
Domestic leases	$204,701	$149,999
Delinquency ratio	1.26%	1.09%
Canadian leases(1)	$275,568	$231,282
Delinquency ratio	0.53%	0.82%

(1)	In U.S. dollars.

Home Equity Lending
      The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$88,290	$98,983	$106,545	$94,068	$61,803
Provision for loan and lease losses	(15,811)	(4,369)	(29,575)	(25,596)	(2,320)
Noninterest income	33,667	67,847	(19,525)	11,791	64,786

Total net revenues	106,146	162,461	57,445	80,263	124,269
Operating expenses	(102,339)	(114,779)	(90,538)	(78,588)	(97,189)

Income (loss) before taxes	3,807	47,682	(33,093)	1,675	27,080
Income taxes	(1,555)	(19,615)	13,203	(670)	(10,832)

Net income (loss)	$2,252	$28,067	$(19,890)	$1,005	$16,248

Selected Balance Sheet Data:
Total assets	$1,602,400	$992,979	$1,070,634	$939,494	$602,226
Home equity loans and lines of credit(1)	980,406	590,175	692,637	626,355	346,192
Allowance for loan losses	(23,552)	(11,330)	(29,251)	(21,689)	(2,220)
Home equity loans held for sale	513,231	227,740	202,627	75,540	—
Residual interests	15,580	51,542	70,519	157,065	199,071
Mortgage servicing assets	30,502	44,000	28,425	26,444	15,265
Short-term borrowings	920,636	359,902	368,640	201,328	138,527
Collateralized debt	452,615	352,625	460,535	391,425	—
Shareholders’ equity	151,677	136,260	128,555	155,831	135,493
Selected Operating Data:
Loan volume:
Lines of credit	$436,451	$508,287	$324,094	$443,323	$317,579
Loans	1,255,185	934,027	809,222	623,903	831,830
Total managed portfolio balance	1,593,509	1,147,137	1,513,289	1,830,339	2,064,542
Delinquency ratio(2)	3.0%	4.8%	5.9%	6.0%	5.1%
Total managed portfolio balance Including credit risk sold	$3,058,842	$2,807,367	$2,568,356	$2,502,685	$2,317,975
Weighted average coupon rate:
Lines of credit	10.17%	9.18%	9.71%	10.79%	11.11%
Loans	10.18	11.87	12.07	13.50	13.38
Gain on sale of loans to loans sold	2.39	2.24	3.81	4.70	8.47
Net home equity charge-offs to average managed portfolio	0.60	2.48	4.37	2.87	1.82

(1)	Includes $486 million, $361 million, $479 million and $392 million of collateralized loans at December 31, 2005, 2004, 2003 and 2002, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

Overview
      Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We periodically purchase servicing rights for home equity loans. We market our home equity products (generally using second mortgage liens) through a combination of brokers, the Internet, and correspondent channels. We seek creditworthy homeowners who are active credit users.
Strategy
      We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the year ended December 31, 2005, loans with loan-to-value ratios greater than 100% (high LTVs, or HLTVs) home equity loans made up 33% of our loan originations and 46% of our managed portfolio. HLTVs constituted 47% of our managed portfolio at December 31, 2004. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
      For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. A typical early repayment option provides for a fee equal to up to six months’ interest that is payable if the borrower chooses to repay the loan during the first three to five years of its term. Approximately 71%, or $1.1 billion, of our home equity managed portfolio at December 31, 2005 was originated with early repayment provisions, reflecting such customer choice.
      Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90 percent are subject to a higher level of regulatory scrutiny. This regulation factors into our sale decisions. Our long-term expectations for whole loan sales are in the 60% range. We generally retain the servicing rights for the loans we sell.

Portfolio Mix
      Our home equity products are designed to appeal to homeowners who have high levels of unsecured (e.g., credit card) debt, who through the use of a debt consolidating mortgage loan can meaningfully reduce their after-tax monthly cash outflows. We underwrite our loans using unsecured debt criteria, while adjusting for relative risk by LTV level and credit profile through our pricing. We believe that the mortgage lien associated with the loan has a meaningful, positive influence on the payment priority of our customers. We lend nationally in our home equity lending line of business to avoid concentrations that may be subject to local real estate market conditions. The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon:

	December 31,

	2005			2004

			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon

	(Dollars in thousands)
Home Equity portfolio
Loans< = 100% CLTV	$494,462	31.03%	7.90%	$182,817	15.94%	9.79%
Lines of credit< = 100% CLTV	327,164	20.53	8.77	384,547	33.52	7.82

Total< = 100% CLTV	821,626	51.56	8.24	567,364	49.46	8.46

Loans> 100% CLTV	582,536	36.56	12.31	349,791	30.49	13.27
Lines of credit> 100% CLTV	142,315	8.93	13.10	175,082	15.26	11.70

Total> 100% CLTV	724,851	45.49	12.47	524,873	45.75	12.75
First mortgages	36,377	2.28	7.10	36,694	3.20	7.18
Other	10,655	0.67	14.03	18,206	1.59	13.88

Total managed portfolio(1)	$1,593,509	100.00%	10.18%	$1,147,137	100.00%	10.46%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.6 billion) that we service and on which we carry credit risk. At December 31, 2005, we also serviced another $1.5 billion of loans for which the credit risk is held by others.
      The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2005 and December 31, 2004:

	December 31,

State	2005	2004

California	11.4%	15.4%
Michigan	8.5	6.0
Florida	6.9	7.4
Colorado	6.2	4.7
Ohio	5.8	5.3
All other states	61.2	61.2

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,593,509	$1,147,137

      The following table shows the geographic composition of our home equity loan originations on a percentage basis for the periods indicated:

	For the Year Ended
	December 31,

State	2005	2004

California	15.2%	16.1%
Florida	8.2	6.2
Michigan	7.1	5.5
Arizona	5.6	2.4
Colorado	5.5	5.8
All other states	58.4	64.0

Total	100.0%	100.0%

Total originations in thousands	$1,691,636	$1,442,314
Securitizations
      Since inception in 1995, we have used secondary markets to assist in the funding of the loans we make. These securitizations have provided a stable, relatively low cost source of matched maturity funding for us. The securitizations can be accounted for in one of two methods:

•	As off balance sheet, “SFAS 140”, structures where both the loans and securitization liabilities are off balance sheet. We record a gain on sale of loans at the time of securitization, retain a residual interest and record subsequent trading gains/losses throughout the life of the loans as our assumptions of future performance change. We engaged in such securitizations from 1995 through 2001. We are considering the use of gain-on-sale accounting again in 2006 on a limited basis in order to align regulatory and economic capital requirements. The internally imposed limitations relate to credit quality and loan-to-value ratios of the underlying loans (e.g., loans must meet certain minimum FICO scores and combined loan-to-values will not exceed 100%) as well as a limitation that the amount of residuals we will have as a percentage of capital at Irwin Union Bank and Trust will not exceed 15% of the Bank’s Tier 1 capital. Such treatment would result in the creation of new residual interests.

•	As on balance sheet structures (“secured financings”) where the loans are left on balance sheet and the securitization liabilities are brought on balance sheet as collateralized debt. We then report net interest income on an accrual basis over the life of the loans. We have used these structures since 2001.

Net Income
      Our home equity lending business recorded net income of $2.3 million during the year ended December 31, 2005, compared to net income of $28.1 million in 2004 and a net loss of $19.9 million in 2003. The most significant factors in the decreased earnings during 2005 were lower coupons from the origination of higher credit quality loans, reduced trading gains on our residual interest, higher loan loss provision and reduced gain on sale of loans.
Net Revenue
      Net revenue in 2005 totaled $106 million, compared to net revenue in 2004 and 2003 of $162 million and $57 million, respectively. Higher servicing asset amortization reduced net revenues in 2005 compared to 2004 as a result of the growth in the servicing portfolio. In addition, net interest income declined by $11 million in 2005 due to shrinking net interest margins. Another contributing factor to the decline in revenues is the decrease in trading gains with respect to residual interests. Also, provision for loan losses increased to $15.8 million in 2005 compared to $4.4 million in 2004 and down from $29.6 million in 2003.
      Our home equity lending business produced $1.7 billion of home equity loans in 2005 compared to $1.4 in 2004 and $1.1 billion in 2003. Our home equity lending business had $1.5 billion of loans and loans held for sale at December 31, 2005, compared to $0.8 billion at December 31, 2004, and $0.9 billion at the same date in 2003. Included in the loan balance at December 31, 2005, 2004 and 2003 were $0.5 billion, $0.4 billion and $0.5 billion of collateralized loans as part of secured financings.
      The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net interest income	$88,290	$98,983	$106,545
Provision for loan losses	(15,811)	(4,369)	(29,575)
Gain on sales of loans	17,849	29,180	26,069
Loan servicing fees	38,206	29,774	21,835
Amortization of servicing assets	(29,708)	(19,863)	(13,894)
Recovery (impairment) of servicing assets	643	1,148	(1,684)
Trading gains (losses)	2,399	25,176	(52,209)
Other income	4,278	2,432	358

Total net revenue	$106,146	$162,461	$57,445

      Net interest income decreased to $88 million for the year ended December 31, 2005, compared to 2004 net interest income of $99 million, and $107 million in 2003. This line of business earns interest income on loans held on the balance sheet and the accretion of the discount applied to its residual interests. The decrease in the net interest income in 2005 is primarily due to shrinking net interest margins and product mix.
      Provision for loan losses increased to $15.8 million in 2005 compared to $4.4 million in 2004, but decreased from $29.6 million in 2003. The increased provision in 2005 relates to the buildup of the home equity on-balance sheet loan portfolio and the seasoning of the portfolio. Included in the 2005 provision is approximately $0.5 million that relates to hurricane Katrina and Rita related exposures.
      Gains on sales of loans for the year ended December 31, 2005 totaled $18 million, compared to $29 million and $26 million during the same period in 2004 and 2003, respectively. We completed whole loan sales during 2005 of $0.7 billion compared to sales in 2004 of $1.3 billion. The gain relative to the amount of loans sold was higher than in the prior year due to product mix sold and the related loan yields.
      Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At December 31, 2005, we were receiving incentive fees for two transactions that had met these performance metrics. During 2005, we collected $2.3 million in cash from these ISFs, compared to $0.9 million in 2004. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”
      When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due.
      Loan servicing fees totaled $38 million in 2005 compared to $30 million in 2004 and $22 million in 2003. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.0 billion and $2.3 billion at December 31, 2005 and 2004, respectively. The increase in loan servicing fees in 2005 relates to higher prepayment penalty income and increased servicing income on our servicing portfolio.
      Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2005, net servicing assets totaled $31 million, compared to a balance of $44 million at December 31, 2004, and $28 million at December 31, 2003. Servicing asset amortization expense, net of impairment, totaled $29 million during 2005, compared to $20 million in 2004, and $14 million in 2003. The increased amortization is a result of the increase in the size of the underlying servicing portfolio and increased prepayment speeds.
      Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $2.4 million in 2005 compared to gains of $25.2 million in 2004 and losses of $52.2 million in 2003. Residual interests had a balance of $16 million at December 31, 2005 and $52 million at December 31, 2004, compared to $70 million at the same date in 2003. The decrease in residual interest balance reflects a combination of cash receipts, runoff and performance-based valuation adjustments. The $15.6 million valuation at December 31, 2005 reflects $16.3 million of anticipated undiscounted cash flows of which $13.9 million represents existing securitization overcollateralization and reserve funds, and the remaining $2.4 million represents expected future net spread and prepayment penalties. Included in the valuation are assumptions for estimated prepayments, expected losses, and discount rates that we believe market participants would use to value similar assets. To the extent our expectations of future loss rates, prepayment speeds and other factors change as we gather additional data over time, these residual valuations may be subject to additional adjustments in the future.
Operating Expenses
      The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$64,432	$75,649	$52,074
Other	37,907	39,130	38,464

Total operating expenses	$102,339	$114,779	$90,538

Number of employees at year end(1)	615	642	663

(1)	On a full time equivalent basis.

      Operating expenses were $102 million for the year ended December 31, 2005, down from $115 in 2004, and an increase of 13% from 2003. Operating expenses include compensation expense related to long term compensation plans at the home equity line of business totaling $4.1 million, $14.5 million and $2.3 million in 2005, 2004 and 2003 respectively.
Home Equity Servicing
      Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. Generally accepted accounting principles require us to book a servicing asset under both the “gain on sale” and the “secured financing” structures. The total servicing portfolio was $3.1 billion at December 31, 2005 compared to $2.8 billion at December 31, 2004. For whole loans sold with servicing retained totaling $1.1 billion and $1.4 billion at December 31, 2005 and 2004, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at December 31, 2005 was $31 million, down from $44 million at December 31, 2004 reflecting secondary market sales and financings, net of amortization and run-off.
      Our Managed Portfolio, representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.5 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.1 billion of loans and lines of credit securitized for which we retained a residual interest. Generally, these loans categorized as “Owned Residual” were originated prior to 2002 and treated as sold under SFAS 140 and have a reserve methodology that reflects life of account loss expectations; whereas our policy for on-balance sheet loans requires that we hold at a minimum, sufficient reserves for potential losses inherent in the portfolio at the balance sheet date. Such losses for on-balance sheet loans manifest themselves over a period which management believes approximates twelve months. In both cases, we retain credit and interest rate risk.
      In addition, where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $1.0 billion of loans at December 31, 2005 and 2004 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, we do not have direct credit risk in these pools.

      The following table sets forth certain information for these portfolios:

	December 31,

	2005	2004

	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,593,509	$1,147,137
30 days past due	3.04%	4.76%
90 days past due	1.10	1.60
Net Chargeoff Rate	0.60	2.48
Unsold Loans
Total Loans(1)	$1,480,224	$814,595
30 days past due	2.23%	1.93%
90 days past due	0.86	0.78
Net Chargeoff Rate	0.31	1.28
Loan Loss Reserve	$23,552	$11,330
Owned Residual
Total Loans	$113,286	$332,542
30 days past due	13.60%	11.71%
90 days past due	4.32	3.61
Net Chargeoff Rate	2.14	5.00
Residual Undiscounted Losses	$930	$11,323
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$972,775	$1,023,585
30 days past due	4.30%	3.11%
90 days past due	1.74	1.10

(1)	Excludes deferred fees and costs.
      The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions. The 30-day and greater delinquency ratio on our managed portfolio was 3.0% at December 31, 2005, and 4.8% at December 31, 2004. The net charge off rate for 2005 was 0.60% reflecting lower charge offs resulting from improved credit characteristics.

Mortgage Banking
      The following table shows selected financial information for our mortgage banking line of business:

	Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$36,766	$40,825	$72,311	$41,545	$30,261
Recovery of (provision for) loan loss	455	278	(664)	(354)	31
Noninterest income	65,263	197,971	326,000	207,177	185,251

Total net revenue	102,484	239,074	397,647	248,368	215,543
Operating expense	(129,551)	(204,205)	(267,880)	(175,277)	(153,706)

Income before taxes	(27,067)	34,869	129,767	73,091	61,837
Income taxes	10,891	(14,603)	(51,667)	(28,548)	(23,912)

Net (loss) income before cumulative effect of change in accounting principle	(16,176)	20,266	78,100	44,543	37,925
Cumulative effect of change in accounting principle	—	—	—	—	175

Net (loss) income	$(16,176)	$20,266	$78,100	$44,543	$38,100

Selected Balance Sheet Data at End of Period:
Total assets	$1,306,041	$1,238,136	$1,258,641	$1,631,406	$926,946
Mortgage loans held for sale	779,966	662,832	679,360	1,239,309	502,086
Mortgage servicing assets	261,309	319,225	348,174	146,398	211,201
Deposits	412,444	680,812	567,047	581,425	360,523
Short-term borrowing	467,470	133,150	214,877	809,921	385,640
Shareholder’s equity	125,888	123,265	122,671	100,069	63,150
Shareholder’s equity to assets	9.64%	9.96%	9.75%	6.13%	6.81%
Selected Operating Data:
Mortgage loan originations	$11,029,183	$13,093,082	$22,669,246	$11,411,875	$9,225,991
Servicing sold as a % of originations	121.4%	74.2%	6.2%	31.1%	29.9%
Servicing portfolio:
Balance at end of period	$18,265,288	$26,196,627	$29,640,122	$16,792,669	$12,875,532
Weighted average coupon rate	5.79%	5.75%	5.83%	6.59%	7.23%
Weighted average servicing fee	0.35	0.35	0.33	0.37	0.45

Overview
      In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending.
      We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). In 2005, we chose to sell the servicing asset associated with nearly all of our current originations. We made this decision due to a desire to lower our interest rate risk from the servicing portfolio, as well as to decrease servicing assets as a percentage of our consolidated balance sheet. This differs from our actions in the early part of this decade when we added to the portfolio as rates reached historic lows.
      During the first half of 2005, we divested a substantial portion of our retail origination operations. These divested operations represented less than 20% of our total 2004 originations. Exit costs associated with these sales totaled approximately $1.6 million. We anticipate that we will recognize some incremental revenue over the next two years as part of an earn-out based remuneration for these branches. In 2005, earn-out based revenues totaled $1.0 million.
      In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We believe that our mortgage banking line of business, particularly our servicing activities, have grown to a size where we believe they can be managed and grown more effectively within another organization. We are actively searching for an alternative home for the segment and its employees. While considering alternatives, we are continuing to operate the business as usual. During 2006, we expect to report on the operations of Irwin Mortgage as “discontinued operations”.
Net Income
      Our mortgage banking line of business reported a net loss for the year ended December 31, 2005 of $16 million, compared to net income of $20 million during 2004, and net income from 2003 results of $78 million. The 2005 loss reflects significant losses on derivatives associated with our mortgage servicing asset risk management activities as well as compressed interest margins resulting in declines in revenues from secondary market sales of loans. The net income decrease in 2004 primarily relates to a decline in mortgage originations due to generally rising interest rates, compressed interest margins and reduced valuation recoveries on mortgage servicing rights.
      The following table shows the composition of our originations by loan categories for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Total originations	$11,029,183	$13,093,082	$22,669,246
Percent retail loans	10%	20%	26%
Percent wholesale loans	49	34	42
Percent correspondent	37	35	28
Percent brokered(1)	4	11	4
Percent refinances	47	52	67

(1)	Brokered loans are loans we originate for which we receive loan origination fees, but which are funded, closed and owned by unrelated third parties.
      Mortgage loan originations for the year ended December 31, 2005 totaled $11 billion, down 16% from the same period in 2004. A significant portion of the decrease relates to the divestiture in the first half of 2005 of a substantial portion of our retail origination operations. Retail origination declined from 20% of our total originations in 2004 to 10% in 2005.

Net Revenue
      Mortgage banking net revenue for the year ended December 31, 2005 totaled $102 million, compared to $239 million for the year ended December 31, 2004, and $398 million in 2003. The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$36,766	$40,825	$72,311
Provision for loan losses	455	278	(664)
Gain on sales of loans	75,267	151,172	327,864
Servicing fees	86,930	104,500	83,124
Amortization expense	(69,308)	(95,721)	(118,920)
Recovery (impairment) of servicing assets	18,734	(4,204)	45,456
Gain (loss) on derivatives	(67,587)	18,889	(21,307)
Gain (loss) on sales of servicing assets	14,412	16,681	(305)
Other income	6,815	6,654	10,088

Total net revenue	$102,484	$239,074	$397,647

      Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income in 2005 decreased 10% to $37 million, compared to $41 million in 2004, and $72 million in 2003. The decrease in net interest income in 2005 and 2004 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the year.
      Gain on sale of loans includes net revenues from three principal sources:

•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees which are recognized when loans are pooled and sold into the secondary mortgage market; and,

•	changes in fair value of forward contracts and interest rate lock commitments.
      Gain on sale of loans for the year ended 2005 totaled $75 million, compared to $151 million and $328 million in 2004 and 2003, a decrease of 50% and 77%, respectively. This decrease is attributable to the sale of most of our retail branches during the early part of 2005, reduced secondary market margins, and reduced pricing power on the part of originators.
      Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $87 million for the year of 2005, a decrease of 17% from 2004 and an increase of 5% from 2003. The decline in servicing fees in 2005 primarily reflects the decrease in the size of the servicing portfolio.
      Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $69 million for the year ended December 31, 2005, compared to $96 million during 2004 and $119 million during 2003. The decrease in amortization expense in 2005 compared to 2004 relates to the decreased portfolio and reduced prepayment speeds.
      Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair market value on a strata by strata basis. We determined fair value at December 31, 2005, through the use of independent valuations, valuation comparisons to actual servicing sale proceeds, and internal models. Recovery of servicing assets totaled $19 million during 2005, compared to impairment expense of $4 million during 2004 and recovery of $45 million in 2003. The fluctuations in impairment expense are attributable to changes in actual and expected prepayment speeds due to interest rate changes.
      The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The recovery of servicing assets recorded in 2005 was more than offset by derivative losses of $68 million. We recorded derivative gains of $19 million during 2004 and derivative losses of $21 million during 2003. See the discussion of “Derivative Financial Instruments” in our Risk Management section for additional information on our risk management activities.
      Our net impairment and related risk management results were less favorable in 2005 due to a variety of factors including the shape of the yield curve and volatility of interest rates as well as basis risk. During 2005, we substantially lowered our exposure to impairment by selling mortgage servicing rights as discussed below. In early 2006, we engaged an independent third party to help advise us on our mortgage servicing rights risk management activities.
      We sold $6 billion of bulk servicing in 2005, generating $14 million in pre-tax gains. This compares to bulk servicing sales of $4 billion in 2004, producing $17 million pre-tax gains. In 2003, there were no bulk servicing sales. We carry our servicing assets on the balance sheet at the lower-of-cost-or-market. The decline in revenues associated with servicing sales reflects the fact that the assets sold in 2005 had been carried on the balance sheet at a value closer to their fair value as compared to 2004 when the gap between the required balance sheet carrying value for these assets and the fair value was greater. During the early years of this decade, we had built our servicing portfolio in anticipation of rising interest rates that would result in lower mortgage loan production. We sold servicing in 2005 primarily to manage the size and composition of our investment in mortgage servicing assets.

Operating Expenses
      The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Salaries and employee benefits	$53,879	$77,209	$81,589
Incentive and commission pay	15,490	41,230	79,956
Other expenses	60,182	85,766	106,335

Total operating expenses	$129,551	$204,205	$267,880

Number of employees at year end(1)	895	1,675	2,175

(1)	On a full time equivalent basis.
      Operating expenses for the year ended December 31, 2005 totaled $130 million, a 37% decrease over the year 2004, and a 52% decrease over 2003. Salaries and employee benefits including incentive and commission pay decreased 41% in 2005 over 2004 and 57% over 2003. These decreases in operating expenses reflect significant decreases in production activities in 2005 versus 2004. However, the relative decreases in operating expenses are less than the relative decreases in production due to the fixed and semi-variable nature of certain operating expenses and the impact of investments in various process improvement initiatives.

Mortgage Servicing
      The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Year Ended December 31,

	2005	2004	2003

	(Portfolio in billions)
Beginning servicing portfolio	$26.2	$29.6	$16.8
Mortgage loan closings(1)	10.6	11.7	21.9
Bulk sales of servicing rights	(6.2)	(4.0)	—
Flow sales of servicing rights	(6.8)	(4.2)	(0.6)
Run-off(2)	(5.5)	(6.9)	(8.5)

Ending servicing portfolio	$18.3	$26.2	$29.6

Number of loans (end of period)	142,956	205,463	229,983
Average loan size	$127,769	$127,500	$128,880
Weighted average coupon	5.79%	5.75%	5.83%
Percent Government National Mortgage Association (GNMA) and state housing programs	26	30	26
Percent conventional and other	74	70	74
Delinquency ratio	5.4	4.6	4.6
Mortgage servicing assets to related servicing portfolio (3)	1.41	1.20	1.19

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.
      Our mortgage servicing portfolio, including mortgage loans held for sale, totaled $18 billion at December 31, 2005, a 30% decrease from the December 31, 2004 balance of $26 billion, and a 39% decrease from the same date in 2003. The decrease in 2005 relates primarily to bulk servicing sales and the decision to sell a relatively high proportion of the servicing rights created by new production (“flow sales” where the servicing is sold at the same time the underlying mortgage is sold into the secondary market).
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
Parent and Other
      Results at the parent company and other businesses totaled a net loss of $1.9 million for the year ended December 31, 2005, compared to a loss of $6.5 million during the same period in 2004 and $9.7 million in 2003. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2005, we allocated $18 million of these expenses to our subsidiaries, compared to $14 million and $15 million during 2004 and 2003, respectively.
      Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation. During 2005, we released $1.9 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures. The majority of the reserves related to our 2001 tax returns. The statute on these returns expired during the third quarter of 2005 triggering the reversal of these reserves.
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
      Our Chairman, Executive Vice President, Senior Vice Presidents (including the Chief Financial Officer), and Chief Risk Officer (at the time of this filing, we are conducting a search for a new Chief Risk Officer as the prior officer recently moved into a new role at our commercial banking subsidiary) meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee.
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
      Net charge-offs for the year ended December 31, 2005 were $11 million, or 0.3% of average loans, compared to $23 million, or 0.7% of average loans during 2004. Net charge-offs in 2003 were $34 million or 1.1% of average loans. The decrease in charge-offs is a result of improvements in credit quality associated with tighter underwriting guidelines in our home equity business and an improving economy. At December 31, 2005, the allowance for loan and lease losses was 1.3% of outstanding loans and leases, unchanged from year-end 2004, and 2.0% at year-end 2003.
      The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Loans and leases outstanding at end of period, net of unearned income	$4,498,829	$3,450,440	$3,161,054	$2,815,276	$2,137,822

Average loans and leases for the period, net of unearned income	$3,890,077	$3,324,333	$3,168,776	$2,620,428	$1,533,261

Allowance for possible loan and lease losses:
Balance beginning of period	$44,443	$64,285	$50,936	$22,283	$13,129
Charge-offs:
Commercial, financial and agricultural loans	2,976	3,262	4,263	3,666	1,638
Real estate mortgage loans	10,656	15,381	23,522	7,130	600
Consumer loans	723	351	765	800	1,489
Commercial Financing:
Franchise financing	870	88	146	19	—
Domestic leasing	2,190	6,581	6,026	5,139	3,624
Canadian leasing	2,786	2,517	2,590	1,476	2,402

Total charge-offs	20,201	28,180	37,312	18,230	9,753

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Recoveries:
Commercial, financial and agricultural loans	767	318	77	435	144
Real estate mortgage loans	7,068	3,899	2,198	1,002	—
Consumer loans	85	169	248	252	193
Commercial Financing:
Franchise financing	25	—	—	—	—
Domestic leasing	583	626	448	523	334
Canadian leasing	432	323	449	658	877

Total recoveries	8,960	5,335	3,420	2,870	1,548

Net charge-offs	(11,241)	(22,845)	(33,892)	(15,360)	(8,205)
Reduction due to sale of loans	(424)	(627)	(234)	—	(6)
Reduction due to reclassification of loans	—	(10,808)	(690)	—	—
Foreign currency adjustment	119	243	582	17	(140)
Provision charged to expense	26,852	14,195	47,583	43,996	17,505

Balance end of year	$59,749	$44,443	$64,285	$50,936	$22,283

Allowance for possible loan and lease losses by category:
Commercial, financial and agricultural loans	$19,927	$18,126	$20,571	$17,942	$11,198
Real estate mortgage loans	24,079	12,332	31,445	23,150	2,872
Consumer loans	4,879	4,242	809	2,067	2,309
Commercial Financing:
Franchise financing	4,118	3,728	2,158	1,327	204
Domestic leasing	3,144	2,926	6,285	4,626	4,323
Canadian leasing	3,602	3,089	3,017	1,824	1,377

Totals	$59,749	$44,443	$64,285	$50,936	$22,283

	At or For the Year Ended December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Percent of loans and leases to total loans and leases by category:
Commercial, financial and agricultural loans	42%	49%	47%	48%	49%
Real estate mortgage loans	39	32	37	39	36
Consumer loans	1	1	1	1	2
Commercial Financing:
Franchise financing	7	7	5	3	2
Domestic leasing	5	4	4	5	7
Canadian leasing	6	7	6	4	4
Ratios:
Net charge-offs to average loans and leases	0.3%	0.7%	1.1%	0.7%	0.7%
Allowance for possible loan losses to loans and leases outstanding	1.3%	1.3%	2.0%	1.8%	1.0%
      Total nonperforming loans and leases at December 31, 2005, were $37 million, compared to $34 million at December 31, 2004, and $44 million at December 31, 2003. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2005 were 0.8%, compared to 0.9% at December 31, 2004, and 1.4% in 2003. The 2005 increase in dollars occurred at the home equity lending line of business where nonperforming increased to $12.6 million at December 31, 2005, compared to $6.4 million at the end of 2004. Nonperforming loan and leases at all the other lines of business decreased year over year.
      Other real estate we owned totaled $15.2 million at December 31, 2005, up from $9.4 million at December 31, 2004, which was up from $6.4 million at the same date in 2003. The increase in 2005 relates to the commercial banking line of business. We also include in our nonperforming assets category nonperforming loans held for sale at the mortgage banking line of business that are not guaranteed which decreased to $1.0 million at December 31, 2005 compared to $2.1 million at the end of 2004. These loans reside at the mortgage banking line of business. Total nonperforming assets at December 31, 2005 were $54 million, or 0.8% of total assets. Nonperforming assets at December 31, 2004, totaled $45 million, or 0.9% of total assets, compared to $52 million, or 1.1%, in 2003.
      The following table shows information about our nonperforming assets at the dates shown:

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$—	$—	$4,172	$30	$1,146
Real estate mortgages	222	219	—	—	—
Consumer loans	233	426	226	688	157
Commercial financing:
Franchise financing	—	—	151	43	—
Domestic leasing	73	—	8	177	1,624
Canadian leasing	71	12	70	143	68

	599	657	4,627	1,081	2,995

	December 31,

	2005	2004	2003	2002	2001

	(Dollars in thousands)
Nonaccrual loans and leases:
Commercial, financial and agricultural loans	17,693	20,394	20,447	13,798	5,066
Real estate mortgages	14,237	8,590	14,663	11,308	8,115
Consumer loans	1,335	128	769	454	708
Commercial financing:
Franchise financing	720	1,193	552	—	—
Domestic leasing	1,383	1,029	1,364	3,415	1,180
Canadian leasing	1,452	1,702	1,943	1,077	1,088

	36,820	33,036	39,738	30,052	16,157

Total nonperforming loans and leases	37,419	33,693	44,365	31,133	19,152

Nonperforming loans held for sale not guaranteed	965	2,066	1,695	1,201	1,562
Other real estate owned	15,226	9,427	6,431	5,272	4,388

Total nonperforming assets	$53,610	$45,186	$52,491	$37,606	$25,102

Nonperforming loans and leases to total loans and leases	0.8%	1.0%	1.4%	1.1%	0.9%

Nonperforming assets to total assets	0.8%	0.9%	1.1%	0.8%	0.7%

      For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
      Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $54 million of nonperforming assets at December 31, 2005, were concentrated at our lines of business as follows:

	December 31,	December 31,
	2005	2004

	(In millions)
• Commercial banking	$27.4	$22.8
• Commercial finance	3.7	3.9
• Home equity lending	17.1	10.0
• Mortgage banking	5.5	8.5
      Interest income of approximately $4.5 million would have been recorded during 2005 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2005 on nonaccrual and restructured loans was approximately $1.4 million.
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
      The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2005, the ratio of loans and loans held for sale to total deposits was 149%. We are comfortable with this relatively high level due to our position in first mortgage loans held for sale ($0.8 billion) and second mortgage loans and leases financed through matched-term secured financing ($0.7 billion). The mortgage loans carry an interest rate at or near current market rates and are generally sold within a short period after origination. Excluding these items, our loans to deposit ratio at December 31, 2005 was 110%.
      As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2005, the aggregate contractual obligations are:

	Payments Due by Period

		Less than	One to	After
	Total	One Year	Five Years	Five Years

	(Dollars in thousands)
Deposits with contractual maturity	$1,404,219	$672,488	$723,234	$8,497
Deposits without a stated maturity	2,494,774	2,494,774	—	—
Short-term borrowings	997,444	907,444	40,000	50,000
Collateralized debt	669,120	326,602	342,518	—
Other long-term debt	270,160	35	—	270,125
Operating leases	74,763	15,996	45,410	13,357

Total	$5,910,480	$4,417,339	$1,151,162	$341,979

      The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, both mortgage banking and home equity lending fund a high percentage of their loan production via whole loan sales and/or asset securitization. It is, therefore, important to note that loan sales/securitizations that occur frequently in our first mortgage loan and home equity loan businesses have proven reliable (e.g., even in unstable market environments such as the weeks after September 11th, 2001) and are an important element in our liquidity management. That reliability notwithstanding, we have policies and procedures in place for contingency liquidity actions should these secondary markets be closed for short periods of time. Our contingency planning simulations suggest that secondary market disruptions lasting more than a couple of weeks would, however, cause us in most scenarios to need to curtail loan production until those markets could recover and are once again fully functioning.
      The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In 2005, the home equity lending line of business produced $1.7 billion and the sum of home equity loan sales and secured financings totaled $1.1 billion.
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
      Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits exclude jumbo CDs, brokered CDs, public funds and mortgage escrow deposits (although the escrow deposits exhibit core-like maturity characteristics). Core deposits totaled $2.5 billion at December 31, 2005 compared to $2.2 billion at December 31, 2004.

      Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At December 31, 2005, these deposit types totaled $2.0 billion, an increase of $0.1 billion from December 31, 2004. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
      CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.4 billion at December 31, 2005, a decrease of $0.1 billion from December 31, 2004. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at December 31, 2005, and had an average remaining life of 13 months as compared to $0.3 billion outstanding with an 14 month average remaining life at December 31, 2004.
      Escrow account deposits are related to the servicing of our first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At December 31, 2005 these escrow balances totaled $0.4 billion, compared to $0.7 billion at December 31, 2004.
      Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2005, FHLBI borrowings outstanding totaled $0.6 billion, a $0.5 billion increase from December 31, 2004. We had sufficient collateral pledged to FHLBI at December 31, 2005 to borrow an additional $0.3 billion, if needed. Another short-term borrowing source is brokered fed funds. Our brokered fed funds outstanding totaled $0.3 billion at December 31, 2005. If we were to sell our first mortgage subsidiary, availability of eligible collateral with which we support borrowings at the FHLBI would decrease significantly. Management has plans in place to replace this source of funding with other wholesale sources.
      In addition to borrowings from the FHLBI, we use other lines of credit as needed. At December 31, 2005, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund first mortgages and home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: none outstanding on a $100 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $30 million outstanding out of $225 million available but not committed

•	Line of credit with a correspondent bank collateralized by mortgage servicing rights: none outstanding out of $50 million committed borrowing facility

•	Warehouse lines of credit to fund Canadian sourced small ticket leases: $203 million outstanding on $293 million of borrowing facilities

      In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At December 31, 2005, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:

•	Committed warehouse sale facility: $105 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: $0.1 million unsettled on a $150 million facility

•	Investor warehouse sale facility: $60 million unsettled
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
      The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2005. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
      The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2005, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
      The tables that follow should be used with caution.

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	Specifically, the volume of derivative contracts entered into to manage the risk of MSRs fluctuates from quarter to quarter and within a given quarter, depending upon market conditions, the size of our MSR portfolio and various additional factors. We monitor derivative positions frequently and rebalance them as needed. Therefore, our derivative positions, shown in the table below as of December 31, 2005, may or may not be representative of our risk position during the succeeding quarter. Additionally, it is unlikely that the volume of derivative positions would remain constant over large fluctuations in interest rates, although the tables below assume they do. MSR risk management derivative contracts appear under the category “Interest Sensitive Financial Derivatives” in the tables below.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain options in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.
Economic Value Change Method

	Present Value at December 31, 2005
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$4,769,630	$4,722,891	$4,670,904	$4,616,581	$4,562,997
Loans held for sale	1,307,026	1,301,252	1,292,218	1,280,416	1,267,320
Mortgage servicing rights	150,273	243,628	327,717	391,707	429,837
Residual interests	22,649	22,414	22,126	22,001	21,881
Interest sensitive financial derivatives	45,765	23,695	782	(27,784)	(58,329)

Total interest sensitive assets	6,295,343	6,313,880	6,313,747	6,282,921	6,223,706
Interest Sensitive Liabilities
Deposits	(3,858,753)	(3,830,434)	(3,809,352)	(3,790,151)	(3,773,538)
Short-term borrowings(1)	(1,189,210)	(1,178,550)	(1,173,039)	(1,169,063)	(1,165,394)
Long-term debt	(740,091)	(730,752)	(719,463)	(707,510)	(691,866)

Total interest sensitive liabilities	(5,788,054)	(5,739,736)	(5,701,854)	(5,666,724)	(5,630,798)
Net market value as of December 31, 2005	$507,289	$574,144	$611,893	$616,197	$592,908

Change from current	$(104,604)	$(37,749)	$—	$4,304	$(18,985)

Net market value as of December 31, 2004	$464,835	$495,091	$574,825	$581,006	$474,480

Potential change	$(109,990)	$(79,734)	$—	$6,181	$(100,345)

(1)	Includes certain debt which is categorized as “collateralized debt” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2005
	Change in Interest Rates of:

	-2%	-1%	Current	+1%	+2%

	(In thousands)
Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	1,293,519	1,293,519	1,293,519	1,281,717	1,268,621
Mortgage servicing rights	146,087	236,991	295,754	317,304	324,736
Residual interests	22,639	22,404	22,116	21,991	21,871
Interest sensitive financial derivatives	45,773	23,699	782	(27,787)	(58,337)

Total interest sensitive assets	1,508,018	1,576,613	1,612,171	1,593,225	1,556,891
Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—
Net market value as of December 31, 2005	$1,508,018	$1,576,613	$1,612,171	$1,593,225	$1,556,891

Potential change	$(104,153)	$(35,558)	$—	$(18,946)	$(55,280)

Net market value as of December 31, 2004	$1,177,394	$1,218,843	$1,314,396	$1,221,554	$1,060,818

Potential change	$(137,002)	$(95,553)	$—	$(92,842)	$(253,578)

(1)	Value does not change in GAAP presentation.
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
      The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer (CRO), who in turn reports to the Audit and Risk Management Committee of our Board of Directors and who chairs our Enterprise-Wide Risk Management Committee. As previously mentioned, we are currently recruiting to fill the position of CRO as our previous CRO recently took a position as Chief Financial Officer of one of our lines of business. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our Chief Risk Officer. We have developed risk and control summaries (risk summaries) for our key business processes. Line of business and corporate-level managers use the risk summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act and FDICIA.
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
      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2005 and December 31, 2004, respectively, were $1.1 billion and $0.7 billion. We had $20 million and $25 million in irrevocable standby letters of credit outstanding at December 31, 2005 and December 31, 2004, respectively.

Derivative Financial Instruments
      Financial derivatives are used as part of the overall asset/liability risk management process. We use financial derivative instruments to reduce exposures to market risks associated with interest rate fluctuations as well as changes in foreign exchange rates. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the income statements. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk. For detail of our derivative activities, see Footnote 15 of our Consolidated Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
      The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 70 through 73.

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

/s/ William I. Miller William I. Miller Chairman and Chief Executive Officer	/s/ Gregory F. Ehlinger Gregory F. Ehlinger Senior Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
Irwin Financial Corporation:
We have completed integrated audits of Irwin Financial Corporation’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
/s/ PricewaterhouseCoopers LLP
New York, New York
March 3, 2006

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
Assets:
Cash and cash equivalents — Note 2	$155,486	$97,101
Interest-bearing deposits with financial institutions	62,921	58,936
Residual interests — Note 3	22,116	56,101
Investment securities — held-to-maturity (Fair value: $4,460 in 2005 and $4,952 in 2004) — Note 4	4,475	4,942
Investment securities — available-for-sale — Note 4	100,296	103,280
Loans held for sale	1,293,519	890,711
Loans and leases, net of unearned income — Note 5	4,498,829	3,450,440
Less: Allowance for loan and lease losses — Note 6	(59,749)	(44,443)

	4,439,080	3,405,997
Servicing assets — Note 7	295,754	367,032
Accounts receivable	111,633	122,131
Accrued interest receivable	23,935	15,428
Premises and equipment — Note 8	31,249	30,240
Other assets	106,060	83,921

Total assets	$6,646,524	$5,235,820

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$754,778	$975,925
Interest-bearing	1,921,369	1,774,727
Certificates of deposit over $100,000	1,222,846	644,611

	3,898,993	3,395,263
Short-term borrowings — Note 10	997,444	237,277
Collateralized debt — Note 11	668,984	547,477
Other long-term debt — Note 12	270,160	270,172
Other liabilities	298,609	284,446

Total liabilities	6,134,190	4,734,635

Commitments and contingencies — Note 13, Note 14 and Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,612,080 shares as of December 31, 2005 and 2004, including 993,643 and 1,159,684, shares in treasury as of December 31, 2005 and 2004, respectively	112,000	112,000
Additional paid-in capital	0	383
Deferred compensation	(759)	(660)
Accumulated other comprehensive income, net of deferred income tax liability of $71 and benefit of $129 as of December 31, 2005 and 2004, respectively	3,448	2,454
Retained earnings	418,784	412,027

	533,473	526,204
Less treasury stock, at cost	(21,139)	(25,019)

Total shareholders’ equity	512,334	501,185

Total liabilities and shareholders’ equity	$6,646,524	$5,235,820

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands,
	except per share)
Interest income:
Loans and leases	$312,970	$246,288	$241,592
Loans held for sale	94,324	80,003	104,350
Residual interests	6,948	12,509	20,651
Investment securities	7,629	5,330	4,273
Federal funds sold	387	173	118

Total interest income	422,258	344,303	370,984

Interest expense:
Deposits	83,861	44,487	42,365
Short-term borrowings	21,244	9,583	14,889
Collateralized debt	25,587	15,259	15,369
Other long-term debt	25,676	22,896	2,325
Preferred securities distribution	—	—	24,151

Total interest expense	156,368	92,225	99,099

Net interest income	265,890	252,078	271,885
Provision for loan and lease losses — Note 6	26,852	14,195	47,583

Net interest income after provision for loan and lease losses	239,038	237,883	224,302
Other income:
Loan servicing fees	126,609	136,557	106,966
Amortization of servicing assets — Note 7	(100,322)	(117,143)	(135,519)
Recovery (impairment) of servicing assets — Note 7	19,625	(2,474)	44,516

Net loan administration income	45,912	16,940	15,963
Gain from sales of loans	98,127	184,913	364,644
Gains (loss) on sale of mortgage servicing assets	14,412	16,681	(271)
Trading gains (loss)	3,105	25,209	(52,242)
Derivative (losses) gains, net	(69,688)	16,643	(44,142)
Other	28,618	23,143	22,191

	120,486	283,529	306,143
Other expense:
Salaries	167,490	213,826	225,348
Pension and other employee benefits	36,377	45,037	42,079
Office expense	14,094	17,677	21,804
Premises and equipment	35,330	41,558	41,746
Marketing and development	8,196	13,799	15,132
Professional fees	13,800	19,356	12,417
Other	56,268	55,982	53,517

	331,555	407,235	412,043

Income before income taxes	27,969	114,177	118,402
Provision for income taxes	8,982	45,732	45,585

Net income	$18,987	$68,445	$72,817

Earnings per share: — Note 20
Basic	$0.67	$2.42	$2.61

Diluted	$0.66	$2.28	$2.45

Dividends per share	$0.40	$0.32	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income

				Unrealized	Unrealized	Minimum		Additional
		Retained	Foreign	Gain/Loss	Gain/Loss	SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock

	(Dollars in thousands)
Balance at January 1, 2003	$360,555	$287,662	$(331)	$1	$(173)	$(639)	$(240)	$3,606	$112,000	$(41,331)
Net income	72,817	72,817
Unrealized gain on investment securities net of $17 tax benefit	(25)			(25)
Unrealized gain on interest rate cap net of $46 tax benefit	(69)				(69)
Foreign currency adjustment	1,136		1,136
Minimum SERP liability net of $188 tax liability	282					282

Other comprehensive income	1,324

Total comprehensive income	74,141
Deferred compensation	(264)						(264)
Cash dividends	(7,832)	(7,832)
Tax benefit on stock option exercises	2,032							2,032
Treasury stock:
Purchase of 170,940 shares	(4,201)									(4,201)
Sales of 533,785 shares	7,829							(4,374)		12,203

Balance at December 31, 2003	$432,260	$352,647	$805	$(24)	$(242)	$(357)	$(504)	$1,264	$112,000	$(33,329)

Net income	68,445	68,445
Unrealized gain on investment securities net of $68 tax liability	84			84
Unrealized gain on interest rate cap net of $149 tax liability	242				242
Foreign currency adjustment	1,843		1,843
Minimum SERP liability net of $69 tax liability	103					103

Other comprehensive income	2,272

Total comprehensive income	70,717
Deferred compensation	(156)						(156)
Cash dividends	(9,065)	(9,065)
Tax benefit on stock option exercises	1,044							1,044
Treasury stock:
Purchase of 12,718 shares	(407)									(407)
Sales of 330,812 shares	6,792	—						(1,925)		8,717

Balance at December 31, 2004	$501,185	$412,027	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$(25,019)

Net income	18,987	18,987
Unrealized gain on investment securities net of $290 tax benefit	(433)			(433)
Unrealized gain on interest rate cap net of $503 tax liability	754				754
Foreign currency adjustment	693		693
Minimum SERP liability net of $13 tax benefit	(20)					(20)

Other comprehensive income	994

Total comprehensive income	19,981
Deferred compensation	(99)						(99)
Cash dividends	(11,426)	(11,426)
Tax benefit on stock option exercises	617							617
Treasury stock:
Purchase of 51,056 shares	(1,201)									(1,201)
Sales of 217,097 shares	3,277	(804)						(1,000)		5,081

Balance at December 31, 2005	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$(21,139)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$18,987	$68,445	$72,817
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	11,602	8,987	9,433
Amortization and impairment of servicing assets	80,697	119,617	91,003
Provision for loan and lease losses	26,852	14,195	47,583
Deferred income tax	(23,789)	12,185	43,259
(Gain) loss on sale of mortgage servicing assets	(14,412)	(16,681)	271
Gain from sales of loans held for sale	(98,127)	(184,913)	(364,644)
Originations and purchases of loans held for sale	(12,883,903)	(14,780,501)	(24,393,534)
Proceeds from sales and repayments of loans held for sale	12,502,574	14,814,198	25,005,632
Proceeds from sale of mortgage servicing assets	79,724	52,844	89
Net decrease in residuals	33,986	15,390	86,023
Net decrease (increase) in accounts receivable	10,246	(60,086)	(6,118)
Other, net	4,315	(48,074)	5,097

Net cash (used) provided by operating activities	(251,248)	15,606	596,911

Lending and investing activities:
Proceeds from maturities of investment securities:
Held-to-maturity	461	118,063	682
Available-for-sale	5,801	1,583	78,886
Purchase of investment securities:
Held-to-maturity	—	(98,395)	(21,333)
Available-for-sale	(3,599)	(36,791)	(82,868)
Net (increase) decrease in interest-bearing deposits	(3,985)	22,230	(46,748)
Net increase in loans, excluding sales	(1,115,391)	(367,303)	(422,569)
Proceeds from sale of loans	57,625	45,592	45,454
Other, net	(8,331)	(5,642)	(7,484)

Net cash used by lending and investing activities	(1,067,419)	(320,663)	(455,980)

Financing activities:
Net increase in deposits	503,730	495,601	205,851
Net increase (decrease) in short-term borrowings	760,167	(192,481)	(563,366)
Repayments of long-term debt	(12)	(12)	(11)
Proceeds from issuance of collateralized debt	472,515	514,223	443,989
Repayments of collateralized debt	(351,049)	(554,445)	(242,327)
Proceeds from the issuance of trust preferred securities	51,750	—	50,000
Redemption of trust preferred securities	(51,750)	—	(50,000)
Purchase of treasury stock for employee benefit plans	(1,201)	(407)	(4,201)
Proceeds from sale of stock for employee benefit plans	3,277	7,836	9,777
Dividends paid	(11,426)	(9,065)	(7,832)

Net cash provided (used) by financing activities	1,376,001	261,250	(158,120)

Effect of exchange rate changes on cash	1,051	98	228

Net decrease in cash and cash equivalents	58,385	(43,709)	(16,961)
Cash and cash equivalents at beginning of period	97,101	140,810	157,771

Cash and cash equivalents at end of period	$155,486	$97,101	$140,810

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$146,005	$93,319	$102,459

Income taxes paid	$19,171	$15,184	$43,007

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$19,581	$47,692	$115,948

Other real estate owned	$16,236	$5,899	$4,828

Conversion of trust preferred and preferred stock to common stock	$—	$—	$83

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies
      Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance, home equity lending and mortgage banking. Our direct and indirect subsidiaries include, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Commercial Finance Corporation, Irwin Home Equity Corporation and Irwin Mortgage Corporation. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.
      Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
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
      It is our policy to promptly charge off any commercial loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off includes any accrued interest. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 180 days.
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
      In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. Each stratum is valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used to originally determine the fair value at origination using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in impaired reserve levels. We also compare actual cash collections to projected cash collections and adjust our models as appropriate. In addition, we periodically have independent valuations performed on the portfolio. Other than temporary impairment is recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There is no related direct impact on net income as this other than temporary impairment affects only balance sheet accounts. However, a write-down will result in a reduction of amortization expense and reduced recovery of impairment in future periods.
      Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market (LOCOM) basis. Therefore, if the fair value of the ISFs in subsequent periods exceeds cost basis, then revenue is recognized as pre-established performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized as pre-established performance metrics are met and cash is due.
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

      Stock-Based Employee Compensation: We have three stock-based employee compensation plans, which are described more fully in Note 19, “Shareholders’ Equity.” In 2005 and in prior years, we have used the intrinsic value method to account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. No stock-based employee compensation cost is reflected in net income for any of the periods presented, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation:

	2005	2004	2003

	(Dollars in thousands)
Net income as reported	$18,987	$68,445	$72,817
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,907)	(2,578)	(2,683)

Pro forma net income	$16,080	$65,867	$70,134

Basic earnings per share
As reported	$0.67	$2.42	$2.61
Pro forma	$0.56	$2.33	$2.51
Diluted earnings per share
As reported	$0.66	$2.28	$2.45
Pro forma	$0.56	$2.19	$2.36
      In determining compensation expense above, we utilized the Black-Scholes valuation method. The weighted average fair value of each option was estimated to be $6.93, $10.41, and $9.70 on the date of the grant with the following assumptions for 2005, 2004, and 2003, respectively: weighted average risk free interest rates of 3.94%, 4.42%, and 3.90%; dividend yield of 1.75% for 2005 and 1.00% and for 2004 and 2003; volatility of 35% for 2005 and 40% for 2004 and 2003; and a weighted average expected life of six years in 2005, six and a half years in 2004 and seven years in 2003.
      In December 2005, our Board of Directors approved a plan to accelerate the vesting of certain outstanding stock options with exercise prices above the stock price at the time vesting was accelerated (“underwater options”). Based on this action, 263 thousand unvested employee stock options granted in 2003 and 2004 with an exercise price above $21.56 became exercisable. As a result of this accelerated vesting, future stock-based compensation expense was eliminated and the pro forma stock-based compensation expense for the fourth quarter of 2005 increased by $1.4 million pre-tax.
      Recent Accounting Developments: In December 2004 the Financial Accounting Standards Board (FASB) issued a revised Statement 123 (SFAS 123R), “Share Based Payment (revised 2004)” requiring public entities to measure the cost of employee services received in exchange for an award of equity instruments based on grant date fair value. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award — usually the vesting period. The effective date for this statement is as of the first annual period that begins after June 15, 2005. We began recording compensation expense for such awards on January 1, 2006. The impact of this new pronouncement will be comparable to the pro forma effects of applying the original SFAS 123 as detailed above.

Note 2 —	Restrictions on Cash and Dividends
      Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain minimum average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2005, we exceeded this requirement.

      Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.
      In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period primarily due to “clean-up calls” related to residuals held by our home equity segment. When the bond pools on which we have residual interests decline in size to less than 10 percent of their original balances, we have the right, but not the obligation to purchase the remaining loans from the bond pools. We typically do this to lower the administrative costs to both us and bond investors of continuing to track relatively small pools of loans and bonds. Our residual interests are housed in a non-bank subsidiary. However, when we buy (“clean-up”) the loans from pools, we wish to fund them permanently at Irwin Union Bank and Trust due to its lower cost funding. Once the loans are repurchased by the non-bank subsidiary, they are infused to Irwin Union Bank as a capital contribution. To restore liquidity to the non-bank subsidiary, we dividend a similar dollar amount from Irwin Union Bank and Trust to the parent. This process has used dividend capacity beyond the Bank’s earnings in 2004 and 2005. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We expect to be able to declare dividends from the Irwin Union Bank and Trust to the holding company without prior approval by mid-year 2006.

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
      Prior to 2003, we sold home equity loans and lines of credit in gain-on-sale securitization transactions resulting in the creation of residual interests. We held residual interests related to these transactions totaling $15.6 million and $51.5 million at December 31, 2005 and 2004, respectively. We receive annual servicing fees of approximately 0.5% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investor’s interests. The value of the residual interests is subject to prepayment, credit, and interest rate risks in the transferred financial assets.

      At December 31, 2005, key economic assumptions and the sensitivity of the current fair value of all residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions were as follows:

Home Equity Loans and Lines of Credit

(Dollars in thousands)
Balance sheet carrying value of residual interests — fair value	$15,580
Weighted-average life (in years)	0.33
Prepayment speed assumptions (annual rate)	39.56%
Impact on fair value of 10% adverse change	$(220)
Impact on fair value of 25% adverse change	(180)
Expected credit losses (annual rate)	6.31%
Impact on fair value of 10% adverse change	$(220)
Impact on fair value of 25% adverse change	(560)
Residual cash flows discount rate (annual rate)	18.00%
Impact on fair value of 10% adverse change	$(60)
Impact on fair value of 25% adverse change	(160)
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
      The table below summarizes the cash flows received from (paid to) securitization trusts where gain-on sale accounting was previously applied during the three years ended:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Servicing fees received	$4,386	$5,763	$8,686
Net cash flows received on residual interests(1)	37,245	61,958	55,272
Other cash flows paid	(9,640)	(8,705)	(1,878)

Total	$31,991	$59,016	$62,080

(1)	Cash flows received on residual interests are net of $2.1 million in 2003 used to over-collateralize the trusts. There was no overcollateralization in 2004 or 2005.
      Delinquency amounts for the managed portfolio are set forth below:

	Total Principal Amount	Delinquent Principal Over		Credit Losses
	of Loans at	30 Days for the Year Ended	Delinquency	on Managed
	December 31, 2005	12/31/2005(2)	Percentage	Portfolio

		(Dollars in thousands)
Managed loans comprised of:
Loans held for investment	$978,782	$27,347	2.8%	$3,588
Loans held for sale	501,442	5,632	1.1	—
Loans securitized, servicing and residual retained(1)	113,285	15,410	13.6	4,733

Total managed portfolio	$1,593,509	$48,389	3.0%	$8,321

(1)	Represents the principal amount of the loans.

(2)	Nonaccrual loans included in delinquencies.
Note 4 — Investment Securities
      The amortized cost, fair value, and carrying value of investment securities held at December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
Obligations of states and political subdivisions	3,544	1	—	3,545	3,544
Mortgage-backed securities	931	6	(22)	915	931

Total held-to-maturity	4,475	7	(22)	4,460	4,475

Available-for-Sale:
Mortgage-backed securities	27,924	—	(524)	27,400	27,400
Other	72,995	—	(99)	72,896	72,896

Total available-for-sale	100,919	—	(623)	100,296	100,296

Total investment securities	$105,394	$7	$(645)	$104,756	$104,771

      The amortized cost, fair value, and carrying value of investment securities held at December 31, 2004 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value

	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$161	$—	$(1)	$160	$161
Obligations of states and political subdivisions	3,746	4	—	3,750	3,746
Mortgage-backed securities	1,035	7	—	1,042	1,035

Total held-to-maturity	4,942	11	(1)	4,952	4,942

Available-for-Sale:
U.S. Treasury and government obligations	3,330	65	—	3,395	3,395
Mortgage-backed securities	30,453	68	—	30,521	30,521
Other	69,396	—	(32)	69,364	69,364

Total available-for-sale	103,179	133	(32)	103,280	103,280

Total investment securities	$108,121	$144	$(33)	$108,232	$108,222

      Included within available-for-sale investment securities is $70 million and $66 million of FHLB and Federal Reserve Bank (FRB) stock at December 31, 2005 and 2004, respectively, for which there is no readily determinable market value.

      The following table presents the fair value and unrealized losses for Available-for-sale securities by aging category:

	Securities with Unrealized Losses

	Less than 12 Months		12 Months or More		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

	(Dollars in thousands)
Mortgage backed securities	$24,720	$(442)	$2,680	$(82)	$27,400	$(524)
Other securities	1,050	(35)	2,149	(64)	3,199	(99)

Total securities with unrealized losses	$25,770	$(477)	$4,829	$(146)	$30,599	$(623)

      Impairment is evaluated considering numerous factors, and their relative significance varies case to case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings.
      Included in the $623 thousand of gross unrealized losses on available-for-sale securities at December 31, 2005, was $146 thousand of unrealized losses that have existed for a period greater than 12 months. These securities are U.S. government backed or have AAA credit enhancements and the unrealized losses are not due to concerns about underlying credit quality. Substantially all of the securities with the unrealized losses aged greater than 12 months have a market value at December 31, 2005, that is within 3% of their amortized cost basis.
      We believe that all the aged unrealized losses, as described above, are expected to be recovered within a reasonable time through a typical interest rate cycle. Accordingly, we have concluded that none of the securities in our investment portfolios are other-than-temporarily impaired at December 31, 2005.
      The amortized cost and estimated value of investment securities at December 31, 2005, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

	(Dollars in thousands)
Held-to-Maturity:
Due after five years through ten years	$530	$531
Due after ten years	3,014	3,014

	3,544	3,545
Mortgage-backed securities	931	915

	4,475	4,460

Available-for-Sale:
Due in one year or less	3,298	3,199
Mortgage-backed securities	27,924	27,400
FHLB & Federal Reserve Bank stock	69,697	69,697

	100,919	100,296

Total investment securities	$105,394	$104,756

      Investment securities of $26.9 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2005. During 2005 and 2004 there were no sales or calls on investment securities.
Note 5 — Loans and Leases
      Loans and leases are summarized as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Commercial, financial and agricultural	$2,016,253	$1,697,651
Real estate-construction	399,089	287,496
Real estate-mortgage	1,234,561	808,875
Consumer	31,718	31,166
Commercial financing
Franchise financing	462,413	330,496
Domestic leasing	237,968	174,035
Canadian leasing	313,581	265,780
Unearned income
Franchise financing	(125,474)	(86,638)
Domestic leasing	(33,267)	(23,924)
Canadian leasing	(38,013)	(34,497)

Total	$4,498,829	$3,450,440

      At December 31, 2005, mortgage loans held for investment with a carrying value of $0.7 billion were pledged as collateral for bonds payable to investors (See Note 11).
      Federal Home Loan Bank borrowings are collateralized by $1.0 billion in loans and loans held for sale at December 31, 2005.
      Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.
      We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans outstanding at December 31, 2005 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2005 and 2004 represented approximately 1% of total equity.
      We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the year ended December 31, 2005, loans with loan-to-value ratios greater than 100% (high LTVs, or HLTVs) home equity loans made up 33% of our loan originations and 46% of our managed portfolio. HLTVs constituted 47% of our managed portfolio at December 31, 2004. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

      We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. Capitalized initial direct costs associated with these leases totaled $8.6 million and $6.3 million at December 31, 2005 and 2004, respectively. The following lists the components of the net investment in leases:

	December 31,

	2005	2004

	(Dollars in thousands)
Minimum lease payments receivable	$551,549	$439,815
Less unearned income	(71,280)	(58,421)
Less allowance for lease losses	(6,638)	(5,896)

Net investment in leases	$473,631	$375,498

Note 6 — Allowance for Loan and Lease Losses and Nonperforming Loans and Leases
      Changes in the allowance for loan and lease losses are summarized below:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$44,443	$64,285	$50,936
Provision for loan and lease losses	26,852	14,195	47,583
Charge-offs	(20,201)	(28,180)	(37,312)
Recoveries	8,960	5,335	3,420
Reduction due to sale of loans and leases and other	—	(627)	(234)
Reduction due to reclassification of loans	(424)	(10,808)	(690)
Foreign currency adjustment	119	243	582

Balance at end of period	$59,749	$44,443	$64,285

      Included in the 2005 provision is $0.5 million related to hurricanes Katrina and Rita. Our estimate of this provision involved the use of considerable judgment and assumptions about uncertain matters including the number of properties damaged, the extent of damage, and insurance recoveries. We will continue to assess the financial impact of the hurricanes as more information becomes available. In addition to this provision, $0.7 million of loss estimates were included in other parts of the income statement (“trading” and “other expense”) for a total loss estimate of $1.2 million related to Katrina and Rita.
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

      Impaired loans and associated valuation reserves are summarized as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Impaired loans with valuation reserve	$14,714	$9,623
Impaired loans with no valuation reserve	4,300	10,771

Total impaired loans	$19,014	$20,394

Valuation reserve on impaired loans	$3,684	$4,584

      Interest accrued but not collected at the date a loan is considered impaired is reversed against interest income. Interest income on impaired loans is recognized on a cash basis as long as the remaining book balance is deemed fully collectible. If the future collectibility of the recorded loan balance is doubtful, any collections of interest and principal are generally applied as a reduction to principal outstanding. The accrual of interest is reestablished only when interest and principal payments are brought current and future payments are reasonably assured. For the year ended December 31, 2005, the average balance of impaired loans was $16.9 million, for which $1.0 million of interest was recorded. For the years ended December 31, 2004 and 2003, respectively, $0.8 million and $0.5 million of interest income was recorded on average impaired loans balances of $19.1 million and $18.3 million, respectively.
      Nonperforming loans and leases are summarized below:

	December 31,

	2005	2004

	(Dollars in thousands)
Accruing loans past due 90 days or more	$599	$657
Nonaccrual loans and leases	36,820	33,036

Total nonperforming loans and leases	$37,419	$33,693

Note 7 — Servicing Assets
      Included on the consolidated balance sheets at December 31, 2005 and 2004 were $296 million and $367 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans serviced by us for investors. Although they are not generally held for purposes of sale, there is an active secondary market for the majority of our servicing assets. Changes in our capitalized servicing assets are shown below:

	December 31,

	2005	2004

	(Dollars in thousands)
Beginning balance	$367,032	$380,123
Additions	74,731	142,689
Amortization	(100,322)	(117,143)
Recovery of (impairment of) servicing asset	19,625	(2,474)
Reduction for servicing sales	(65,312)	(36,163)

	$295,754	$367,032

      We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	December 31,

	2005	2004	2003

	(Dollars in thousands)
Balance at beginning of year	$54,134	$76,869	$159,865
(Recovery) impairment of servicing asset	(19,625)	2,474	(44,516)
Reclass for sales of servicing and cleanup calls	(154)	(18,210)	—
Other than temporary impairment(1)	(7,112)	(6,999)	(38,480)

Balance at end of year	$27,243	$54,134	$76,869

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and reduced recovery of impairment in future periods.
      The servicing assets had a fair value of $327 million and $372 million at December 31, 2005 and 2004, respectively. At December 31, 2005, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

Carrying amount of mortgage servicing assets	$295,754
Constant prepayment speed	12.87%
Impact on fair value of 10% adverse change	$(7,129)
Impact on fair value of 20% adverse change	(13,451)
Discount rate	10.34%
Impact on fair value of 10% adverse change	$(4,583)
Impact on fair value of 20% adverse change	(8,875)
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
      The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $20 billion and $28 billion at December 31, 2005 and 2004, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2005 and 2004 were as follows:

	2005	2004

Prepayment rates:
Mortgage banking(1)	8.51- 16.31%	5.10- 11.12%
Home equity lending	30.10-31.32	16.59-46.67
Commercial banking	8.51-16.31	5.10-11.12
Discount rates:
Mortgage banking(1)	9.00- 14.00%	8.50- 14.00%
Home equity lending	12.00	12.00
Commercial banking	9.00-14.00	8.50-14.00

(1)	The mortgage banking component of consolidated servicing assets was 88% and 87% at December 31, 2005 and 2004, respectively.

Note 8 — Premises and Equipment
      Premises and equipment are summarized as follows:

	December 31,

	2005	2004	Useful Lives

	(Dollars in thousands)
Land	$2,630	$2,630	n/a
Building and leasehold improvements	26,389	24,975	7-40 years
Furniture and equipment	51,295	53,659	3-10 years

	80,314	81,264
Less accumulated depreciation	(49,065)	(51,024)

Total	$31,249	$30,240

      Amounts charged to other expense for depreciation amounted to $7.3 million, $7.6 million, and $7.7 million in 2005, 2004, and 2003, respectively.
Note 9 — Lease Obligations
      At December 31, 2005, we leased certain branch locations and office equipment used in our operations under a number of noncancelable operating leases. Operating lease rental expense was $23 million in 2005, $29 million in 2004, and $26 million in 2003.
      The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

(Dollars in thousands)
Year Ended December 31,
2006	$15,996
2007	13,875
2008	12,435
2009	10,514
2010	9,293
Thereafter	13,421

Total minimum rental payments	$75,534

Note 10 — Short-Term Borrowings
      Short-term borrowings are summarized as follows:

	December 31,

	2005	2004

	(Dollars in thousands)
Federal Home Loan Bank borrowings	$641,785	$71,826
Drafts payable related to mortgage loan closings	64,278	53,254
Lines of credit and other	1,081	2,197
Federal funds	290,300	110,000

Total	$997,444	$237,277

Weighted average interest rate	3.05%	1.64%
      Federal Home Loan Bank borrowings are collateralized by $1.0 billion of loans and loans held for sale.

      Drafts payable are related to mortgage closings at the end of December that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.
      We also have lines of credit available of $1.2 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 4.3% to 5.5% at December 31, 2005.
      For three of our credit facilities, we are subject to compliance with certain financial covenants including, but not limited to consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. We are in compliance with all applicable covenants as of December 31, 2005.
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
      Collateralized borrowings are summarized as follows:

		Interest Rate at	December 31,
	Contractual	December 31,
	Maturity	2005	2005	2004

	(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note	5/2010	4.5%	$13,600	$29,050
Canadian asset backed notes:
Note 1	revolving	3.7	32,385	48,801
Note 2	4/2010	3.4	155,544	95,288
Note 3	10/2009	4.5	14,839	21,713
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	4.5	132,692	327,850
Variable rate subordinate note	12/2034	5.4	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	4.4	138,244	—
Fixed rate senior note	6/2035	5.0	94,129	—
Variable rate subordinate note	6/2035	6.0	10,785	—
Fixed rate subordinate note	6/2035	5.6	52,127	—
Unamortized premium/discount			(136)	—

Total			$668,984	$547,477

      For the Canadian asset backed notes, we are subject to compliance with certain financial covenants set forth in this facility including, but not limited to consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier leverage ratio, and risk-based capital ratio. We are in compliance with all applicable covenants as of December 31, 2005.

Note 12 — Other Long-Term Debt
      At December 31, 2005 and 2004 we had $270 million of other long-term debt. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014. We also have obligations represented by subordinated debentures at December 31, 2005 and 2004 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we do not consolidate these trusts. These debentures are the sole assets of these trusts as of December 31, 2005. All debentures and securities are callable at par after five years from origination date. On February 3, 2006, we issued a call notice on the securities underlying IFC Capital Trust III, from which $51.7 million of 8.75 percent convertible trust preferred securities were issued and remain outstanding. The redemption date is March 6, 2006. In lieu of redemption for cash, the trust preferred securities are convertible at the option of the holder into common stock at any time prior to the redemption date at a ratio of 1.2610 common shares per share of convertible trust preferred, which equates to a common stock conversion price of $19.825 per share. These securities are all Tier 1 qualifying capital at December 31, 2005. Highlights about these debentures and the related trusts are listed below:

				Subordinated Debt
		Interest Rate at		December 31,
	Origination	December 31,	Maturity
Name	Date	2005	Date	2005	2004	Other

	(Dollars in thousands)
Capital Trust II	Nov 2000	10.50%	Sep 2030	$—	$53,351
IFC Capital Trust III	Nov 2000	8.75	Sep 2030	53,268	53,268	conversion ratio of 1.261 shares of common stock to 1 convertible preferred security
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	15,464	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	30,928	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	7.43	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	53,351	—	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter

				$240,125	$240,125

Note 13 — Commitments and Contingencies
Culpepper v. Inland Mortgage Corporation
      Our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), is a defendant in a class action lawsuit in the United States District Court for the Northern District of Alabama, filed in April 1996, alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of a plaintiff class. In November 2001, the parties filed supplemental briefs analyzing the impact of an October 18, 2001 policy statement issued by the Department of Housing and Urban Development (HUD) that explicitly disagreed with the judicial interpretation of RESPA by the Court of Appeals for the 11th Circuit in its ruling upholding class certification in this case.
      Subsequently, the 11th Circuit subsequently decided three other RESPA cases. In one of those cases, the 11th Circuit concluded that the trial court had abused its discretion in certifying a class action under RESPA. Further, in that decision, the 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case. In March 2003, Irwin Mortgage filed a motion to decertify the class. Irwin Mortgage and the plaintiffs also filed motions for summary judgment.
      On February 7, 2006, the trial court denied the plaintiffs’ motion for summary judgment and granted Irwin Mortgage’s motions to decertify the class and for summary judgment, thereby dismissing this case. The plaintiffs then filed a notice of appeal with the Court of Appeals for the 11th Circuit. If the plaintiffs were to prevail on their appeal and also prevail at a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, Irwin Mortgage believes the 11th Circuit’s RESPA ruling in a similar case argued before it would support a decision in this case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.

Silke v. Irwin Mortgage Corporation
      In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 17, 1997. This date was later clarified by stipulation of the parties to be April 14, 1997. In November 2004, the court heard arguments on Irwin Mortgage’s motion for summary judgment and plaintiffs’ motion seeking to send out class notice. On January 23, 2006, the court ruled that dissemination of class notice can proceed before the court addresses the motion for summary judgment. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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
      In response to a motion by Irwin,, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. We have established a reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.

Litigation Related to NorVergence, Inc.
      Irwin Commercial Finance Corporation, Equipment Finance (“Equipment Finance”) (formerly known as Irwin Business Finance), our indirect subsidiary, is involved on a national basis in equipment leasing finance and maintains a diverse portfolio of leases, including leases in the telecommunications field. A portion of Equipment Finance’s telecommunications portfolio involves leases of equipment acquired from NorVergence, Inc., a New Jersey-based telecommunications company. After assigning leases to Equipment Finance and other lenders, NorVergence became a debtor in a Chapter 7 bankruptcy, which is currently pending in the United States Bankruptcy Court in New Jersey. The sudden failure of NorVergence left many of its customers without telecommunications service. These customers became very angry when commitments made to them by NorVergence went unfulfilled.
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
      Equipment Finance was also named as a defendant, along with other lenders, in Delanco Board of Education et al. v. IFC Credit Corporation, a lawsuit filed in the Superior Court of New Jersey, Essex County, Chancery Division, in October 2004 in connection with leases assigned to the lenders by NorVergence. (IFC Credit Corporation is not affiliated with Irwin Financial Corporation or Equipment Finance.) The suit involved more than one thousand plaintiffs and alleged fraud, misrepresentation and violations of the New Jersey Consumer Fraud law based on alleged conduct similar to that in Exquisite Caterers, with the addition of a count under the New Jersey RICO statute. Plaintiffs also alleged unjust enrichment and conversion and sought rescission of the leases plus punitive and other damages. After failing in an attempt to obtain a temporary injunction, the plaintiffs agreed to withdraw the complaint filed in the Superior Court and commenced actions in the NorVergence bankruptcy proceeding, seeking similar relief. Equipment Finance filed a motion to dismiss it from the adversary proceeding and is awaiting the court’s ruling on the motion.
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
      In connection with investigations by various state attorneys general, Equipment Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Equipment Finance is pursuing discussions with most of the states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Equipment Finance has now executed agreements with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Equipment Finance to lease payments through January 31, 2005. In November of 2005, Equipment Finance extended the benefits of the California settlement to NorVergence customers residing in Texas. Equipment Finance recently executed an agreement with a multi-state group of attorneys general. The multi-state agreement requires that NorVergence lessees be offered the opportunity to pay Equipment Finance all amounts due on their leases through July 15, 2004, plus 15% of the then-outstanding balance in full satisfaction of their lease obligations.
      On October 21, 2004, the Attorney General of Florida filed a complaint against twelve lenders, including Equipment Finance, in the Circuit Court of the Second Judicial Circuit, Leon County, Florida (State of

Florida v. Commerce Commercial Leasing, LLC et al.). This suit was stayed by agreement of the parties while they discussed resolution of the concerns expressed by the Florida Attorney General. The complaint alleged that the agreements assigned by NorVergence to the lenders were unconscionable under the Florida Deceptive and Unfair Trade Practices Act. The suit also sought to prohibit collection activities by the lenders and asked for repayment of revenues, rescission of the agreements, restitution, recovery of actual damages, and civil money penalties. On April 29, 2005, acting on defendants’ motion to dismiss, the judge in the Commerce Commercial Leasing action dismissed the action in its entirety. The Attorney General of Florida appealed the order of dismissal. Equipment Finance was dismissed from the appeal as a result of its settlement with the State of Florida.
      The individual lawsuit filed against Equipment Finance in September 2004 in the Superior Court of Massachusetts was put on hold pending discussions with the multi-state group of attorneys general, of which the Attorney General of Massachusetts is a participant. The plaintiff in this action has been offered the opportunity to participate in the multi-state settlement program, and Equipment Finance is awaiting a response to its offer.
      Agreements with state attorneys general and recent favorable court rulings have significantly reduced the risk that damages might be awarded against Equipment Finance in NorVergence-related class actions and other lawsuits. We have established loss reserves for customer reimbursements required under agreements already closed with various states’ attorneys general. We have not established reserves in connection with NorVergence-related litigation.

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

White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
      On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin also filed a notice of removal, and removed the case from state to federal court. At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.

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
      Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2005 and 2004 were $1.1 billion and $0.7 billion, respectively. These loan commitments include $0.8 billion of floating rate loan commitments and $0.2 billion of fixed rate loan commitments. We had approximately $20 million and $25 million in irrevocable standby letters of credit outstanding at December 31, 2005 and 2004, respectively.
Note 15 — Derivative Financial Instruments
      Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the income statements. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.
      We have interest rate swaps that have a notional amount (which does not represent the amount of risk) of $274 million to hedge fixed rate certificate of deposits. We recognized a loss in “derivative gains (losses)” of $1.2 million and $0.2 million for the years ended December 31, 2005 and 2004, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or six-month LIBOR.
      We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation) that are denominated in Canadian dollars. We had a notional amount of $56 million in forward contracts outstanding as of December 31, 2005. In 2005 and 2004 we recognized losses on these contracts of $1.3 million and $3.2 million. These contracts are marked-to-market with gains and losses included in “derivative gains(losses)” on the consolidated income statements. The foreign currency transaction gain on the intercompany loans was $1.6 million and $2.3 million for the years ended December 31, 2005 and 2004, respectively.
      In our first mortgage business, we enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.0 billion at December 31, 2005. The closed mortgage loans hedged by forward contracts qualify for “fair value” hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at year end based upon the current secondary market value of securities with similar characteristics. The unrealized loss on our forward contracts at December 31, 2005 was $2.9 million and the hedge ineffectiveness for the year resulted in a loss of $3.4 million. The unrealized loss on our forward contracts at December 31, 2004 was $0.5 million and the hedge ineffectiveness for the year resulted in a loss of $2.7 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”
      In our home equity business, we enter into interest rate swaps and Eurodollar futures contracts to protect the value of the loans against increasing interest rates from the time of origination until the time a loan is sold or delivered into a securitization funding source. At December 31, 2005, a notional amount of $205 million of interest rate swaps were outstanding. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. The gain on these activities for the year-ending 2005 totaled $0.7 million.
      We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the years ended December 31, 2005 and 2004, a net increase in fair value of these derivatives totaling $0.7 million and a net decrease in fair value of these derivatives totaling $6.5 million was recorded in “Gain from sale of loans.” At December 31, 2005, we had a notional amount of rate lock commitments outstanding totaling $0.7 billion with a fair value of $1.4 million. Notional amounts do not represent the amount of risk.
      Our commercial finance line of business delivers fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of December 31, 2005, the commercial paper conduit was providing $155 million of variable rate funding. In total, our interest rate swaps were effectively converting $148 million of this funding to a fixed interest rate. The losses on these swaps for the years ended December 31, 2005 and 2004 were $0.9 million and $0.6 million, respectively.

•	In the case of U.S. dollar fixed rate leases funded via a commercial paper conduit, this funding mismatch is partially mitigated by a combination of amortizing interest rate caps and Eurodollar futures contracts. The interest rate caps have a strike price of 5% and provide protection against an increase in short-term interest rates. As of December 31, 2005, the notional value and 2005 loss on the interest rate caps were $8 million and $3 thousand, respectively. As of December 31, 2004, the notional value and 2004 loss on the interest rate caps were $26 million and $43 thousand, respectively. As of December 31, 2005, the total notional amount and gain for the year on the Eurodollar futures were $10 million and $0.1 million, respectively. As of December 31, 2004, the total notional amount and gain for the year on the Eurodollar futures were $95 million and $40 thousand, respectively.
      Certain of our home equity fixed rate residual interests are funded with floating rate liabilities. We enter into Eurodollar futures contracts to economically manage such mismatches and rebalance our positions as needed. The current notional value outstanding is $126 million (which does not represent the amount at risk). As of December 31, 2005, the fair value and gain recorded on these contracts were $0.3 million and $0.7 million, respectively. As of December 31, 2004, the fair value and gain recorded on these contracts were $0.5 million and $0.9 million, respectively.
      We also have a $97 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and amortized through interest expense during the matching periods.
      We manage the interest rate risk associated with our mortgage servicing rights through the use of mortgage backed security TBA’s (“to be announced” securities), swaps, swaptions and Eurodollar futures contracts. Both the options and futures contracts are marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At December 31, 2005, we held no swaption positions. As of December 31, 2005, we recorded losses on swaptions, including premiums paid, of $66 million during the year. At December 31, 2004, we held swaption positions with a notional amount totaling $9.7 billion, and gains totaling $23.5 million. We held Eurodollar futures contracts with a notional value of $12.5 billion (which does not represent the amount at risk) at December 31, 2005, and we recorded losses of $1.2 million on these contracts held during the year. During 2004, we recorded losses of $4.4 million on Eurofutures contracts. The size and mix of these positions change during the year, so period-end positions may not be indicative of our net risk exposure throughout the year.
Note 16 — Guarantees
      Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.
      We sell loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2005 and 2004, we had approximately $12.7 million and $15.3 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Sold loans for which these guarantees apply totaled approximately $10.4 billion in 2005 and $11.7 billion in 2004.
      We also sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-120 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2005 and 2004, respectively, we had approximately $1.6 million and $1.7 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $0.7 billion in 2005 and $1.0 billion in 2004.
      In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $37.4 million at December 31, 2005 and $46.1 million at December 31, 2004 and are reflected as accounts receivable in the consolidated balance sheets. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2005 and 2004, we had $2.5 million and $2.9 million recorded as an estimate for possible losses on these advances in other liabilities.
      We also service loans on behalf of private and agency investors and occasionally sell the servicing rights on these loans to third-party servicers. The typical servicing contract requires us to indemnify and hold the investor harmless against any loss arising from our failure to abide by the servicing guidelines adopted by the investor or from our breach of any representation or warranty made in connection with the sale. Some of the more common servicing sale representations and warranties include: (i) each loan is in full compliance with investor requirements; insurer requirements; and federal, state, and local laws and regulations; (ii) seller and all prior servicers have serviced and maintained the loans in accordance with investor requirements; and (iii) each custodial file and all documents related thereto is true, correct and complete in all material respects. The loss estimate recorded for these guarantees at December 31, 2005 and 2004, was $2.4 million and $1.3 million.
      We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2011. The maximum potential future payments guaranteed by us under these arrangements is $10.0 million and $14.8 million at December 31, 2005 and 2004, respectively.
      We provide an operating performance guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2005 and 2004, our subsidiary had borrowings totaling $155.5 million and $95.3 million for which our guarantee applied. Irwin Union Bank and Trust provides a credit guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2005, our subsidiary had borrowings totaling $32.4 million for which this guarantee applied.
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
      Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2005, that we have met all capital adequacy requirements to which we are subject. In addition, our Board of Directors has established minimum total capital standards of 11.75% for both Irwin Financial and Irwin Union Bank and Trust.
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

      The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios under the regulatory framework:

			Adequately		Well
	Actual		Capitalized		Capitalized

	Amount	Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in thousands)
As of December 31, 2005
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$829,444	13.1%	$505,424	8.0%	$631,780	10.0%
Irwin Union Bank and Trust	716,228	12.3	465,721	8.0	582,151	10.0
Irwin Union Bank, F.S.B.	54,795	12.5	35,186	8.0	43,983	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	675,316	10.7	252,712	4.0	379,068	6.0
Irwin Union Bank and Trust	628,688	10.8	232,861	4.0	349,291	6.0
Irwin Union Bank, F.S.B.	52,340	11.9	N/A		26,390	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	675,316	10.3	261,216	4.0	326,520	5.0
Irwin Union Bank and Trust	628,688	10.4	241,878	4.0	302,347	5.0
Core Capital (to Adjusted Tangible Assets) Irwin Union Bank, F.S.B.	52,340	10.3	20,262	4.0	25,327	5.0
Tangible Capital (to Tangible Assets) Irwin Union Bank, F.S.B.	52,340	10.3	7,598	1.5	N/A
As of December 31, 2004
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$781,487	15.9%	$392,641	8.0%	$490,801	10.0%
Irwin Union Bank and Trust	644,345	14.6	352,500	8.0	440,625	10.0
Irwin Union Bank, F.S.B.	40,880	14.3	22,922	8.0	28,652	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	637,875	13.0	196,320	4.0	294,481	6.0
Irwin Union Bank and Trust	571,372	13.0	176,250	4.0	264,375	6.0
Irwin Union Bank, F.S.B.	39,636	13.8	N/A		17,191	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	637,875	11.6	222,094	4.0	277,618	5.0
Irwin Union Bank and Trust	571,372	11.3	202,986	4.0	253,732	5.0
Core Capital (to Adjusted Tangible Assets) Irwin Union Bank, F.S.B.	39,636	10.6	14,984	4.0	18,730	5.0
Tangible Capital (to Tangible Assets) Irwin Union Bank, F.S.B.	39,636	10.6	5,619	1.5	N/A
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
      Derivative instruments: The carrying amounts reported in the consolidated balance sheets for derivative instruments approximate those assets’ fair values. The estimated fair values of derivative instruments are determined using third party statements.
      Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2005 and 2004. As of December 31, 2005 and 2004, our loan commitments had a notional amount of $1.1 billion and $0.7 billion, respectively. Our standby letters of credit had a notional amount of $19.7 million and $24.6 million at December 31, 2005 and 2004, respectively.
      The estimated fair values of our financial instruments at December 31, were as follows:

	2005		2004

	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$155,486	$155,486	$97,101	$97,101
Interest-bearing deposits with financial institutions	62,921	62,489	58,936	58,755
Residual interests	22,116	22,116	56,101	56,101
Investment securities	104,771	104,756	108,222	108,232
Loans held for sale	1,293,519	1,295,803	890,711	895,840
Loans and leases, net of unearned discount	4,498,829	4,486,826	3,450,440	3,480,603
Servicing assets	295,754	327,075	367,032	371,887
Derivatives	12,787	12,787	6,400	6,400
Financial liabilities:
Deposits	3,898,993	3,804,199	3,395,263	3,337,705
Short-term borrowings	997,444	994,542	237,277	237,312
Collateralized debt	668,984	646,427	547,477	529,383
Other long-term debt	270,160	274,636	270,172	280,674
Derivatives	14,679	14,679	996	996
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
Note 19 — Shareholders’ Equity
      We have a stock plan that provides up to 300,000 shares of our common stock to be used to compensate Business Development Board members. During 2005 and 2004, 10,514 shares and 8,078 shares were issued at a weighted average price of $23.10 and $27.19, respectively, as part of this plan.
      We also have a stock plan to compensate our Directors with our common stock, if so elected, in lieu of cash for their annual retainer and meeting fees. The number of shares issued under the plan is based on the current market value of our common stock. In 2005 and 2004, respectively, we granted 5,710 and 8,784 shares under this plan at a weighted average fair value of $24.31 and $28.86. In addition, we have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value.
      We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and a vesting period of 25% at grant and 25% at each anniversary date thereafter, is equal to the market price of our stock on the grant date. Outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. In 2005 and 2004, we awarded 28,605 shares and 12,901 shares of common stock in restricted stock grants at a weighted average fair value of $20.71 and $26.35 through this plan, respectively.
      In December 2005, our Board of Directors approved a plan to accelerate the vesting of certain outstanding stock options with exercise prices above the stock price at the time vesting was accelerated (“underwater options”). Based on this action, 263 thousand unvested employee stock options granted in 2003 and 2004 with an exercise price above $21.56 became exercisable. As a result of this accelerated vesting, the pro forma stock-based compensation expense for the fourth quarter of 2005 increased by $1.4 million pre-tax.
      Activity in the above plans for 2005, 2004, and 2003 is summarized as follows:

	2005		2004		2003

		Weighted		Weighted		Weighted
	Number of	Average	Number of	Average	Number of	Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at the beginning of the year	2,228,331	$20.08	2,170,791	$19.28	2,083,156	$17.22
Granted	399,475	20.53	374,501	24.44	574,421	22.36
Exercised	(117,814)	10.56	(249,175)	19.15	(420,118)	13.30
Canceled	(68,221)	22.58	(67,786)	21.75	(66,668)	19.18

Outstanding at the of the year	2,441,771	20.55	2,228,331	20.08	2,170,791	19.28

Exercisable at the end of the year	2,137,488	$20.53	1,609,867	$19.27	1,428,465	$18.70

      The table below shows options outstanding and exercisable by price range as of December 31, 2005.

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE

		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding as of	Remaining	Average	Exercisable as of	Average
Range of Exercise Prices	December 31, 2005	Contractual Life	Exercise Price	December 31, 2005	Exercise Price

$10.66 - 15.65	500,620	4.46	$14.63	500,620	$14.63
$15.81 - 20.47	636,703	7.43	19.22	364,144	18.32
$20.47 - 22.46	659,628	6.73	22.07	640,816	22.09
$22.63 - 25.68	500,006	6.57	24.09	487,294	24.07
$25.84 - 31.44	144,814	4.91	27.67	144,614	27.66

$10.66 - 31.44	2,441,771	6.30	$20.55	2,137,488	$20.53

Note 20 — Earnings Per Share
      Earnings per share calculations are summarized as follow:

	Basic	Effect of	Effect of	Diluted
	Earnings	Stock	Convertible	Earnings
	Per Share	Options	Shares	Per Share

	(In thousands, except per share amounts)
Year ended December 31,
2005
Net income available to common shareholders	$18,987	$—	$—	$18,987
Shares	28,518	323	—	28,841

Per-share amount	$0.67	$(0.01)	$—	$0.66

2004
Net income available to common shareholders	$68,445	$—	$2,712	$71,157
Shares	28,274	397	2,607	31,278

Per-share amount	$2.42	$(0.03)	$(0.11)	$2.28

2003
Net income available to common shareholders	$72,817	$—	$2,715	$75,532
Shares	27,915	325	2,610	30,850

Per-share amount	$2.61	$(0.03)	$(0.13)	$2.45

      In 2005, 2004 and 2003, there were 1.4 million, 0.1 million and 0.4 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates. Also, the effect of convertible shares was not included in the 2005 diluted calculation because they were antidilutive.
Note 21 — Income Taxes
      In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. Our subsidiary, Irwin Commercial Finance Canada Corporation, f/k/a Onset Capital Corporation, (and related entities) files and pays taxes to certain Canadian revenue authorities.

      Our provision for tax expense is based on analysis of our current and future tax liabilities. Income tax expense is summarized as follows:

	2005	2004	2003

	(Dollars in thousands)
Current:
Federal	$24,760	$23,530	$(254)
State	6,724	6,378	384
Foreign	1,287	3,639	2,196

	32,771	33,547	2,326

Deferred:
Federal	(19,171)	10,126	36,627
State	(4,570)	2,414	8,732
Foreign	(48)	(355)	(2,100)

	(23,789)	12,185	43,259

Income tax expense:
Federal	5,589	33,656	36,373
State	2,154	8,792	9,116
Foreign	1,239	3,284	96

	$8,982	$45,732	$45,585

      A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	2005	2004	2003

	(Dollars in thousands)
Income taxes computed at the statutory rate	$9,789	$39,962	$41,441
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(117)	(107)	(115)
State tax, net of federal benefit	1,400	5,714	5,926
Foreign operations	183	1,860	(1,112)
Reserve release(1)	(1,870)	(2,832)	(1,173)
Other items-net	(403)	1,135	618

	$8,982	$45,732	$45,585

(1)	During 2005, we released $1.9 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures. The majority of the reserves related to our 2001 tax returns. The statute on these returns expired during the third quarter of 2005 triggering the reversal of these reserves.

      Our net deferred tax liability, which is included in other liabilities on the consolidated balance sheet, consisted of the following:

	December 31,

	2005	2004

	(Dollars in thousands)
Deferred tax assets:
Deferred securitization income	$242	$—
Allowance for loan and lease losses	30,292	24,247
Deferred compensation	1,740	8,929
Retirement benefits	300	331
Leasing	4,223	3,295
Mark to market	4,077	4,746
Capital loss carryforward (expires 2008)	224	227
Other, net	1,219	1,541

	42,317	43,316

Deferred tax liabilities:
Mortgage servicing	(108,744)	(134,414)
Deferred securitization income	—	(1,433)
Deferred origination fees and costs	(3,376)	(1,525)
Fixed assets	(5,020)	(4,556)

	(117,140)	(141,928)

Net deferred tax liability	$(74,823)	$(98,612)

Note 22 — Employee Retirement Plans
      We have contributory retirement and savings plans that cover all eligible employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60% by us up to 5% of the employee’s compensation.
      The matching vests 20% after one year, 40% after two years, 60% after three years, 80% after four years, and 100% after 5 years. The expense to match employee contributions for the years ended December 31, 2005, 2004 and 2003 was $4.1 million, $3.6 million and $2.7 million, respectively.
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

      The following table sets forth amounts recognized in our balance sheet:

	December 31,

	2005	2004

	(Dollars in thousands)
Change in benefit obligation:
Benefit obligation at January 1,	$29,348	$24,321
Service cost	2,856	2,127
Interest cost	1,741	1,488
Actuarial loss	2,962	2,040
Benefits paid	(844)	(628)

Benefit obligation at December 31,	36,063	29,348

Change in plan assets:
Fair value plan assets at January 1,	24,407	20,552
Actual return on plan assets	2,197	2,383
Benefits paid	(844)	(628)
Employer contributions	2,939	2,100

Fair value plan assets at December 31,	28,699	24,407

Funded status	(7,364)	(4,941)
Unrecognized prior service cost	273	310
Unrecognized net actuarial loss	11,449	9,459

Net amount recognized as prepaid pension cost	$4,358	$4,828

      The accumulated benefit obligation for our plan was $28.3 million and $23.8 million at December 31, 2005 and 2004, respectively.
      The net pension cost for 2005, 2004 and 2003 included the following components:

	2005	2004	2003

	(Dollars in thousands)
Service cost	$2,856	$2,127	$1,395
Interest cost	1,741	1,488	1,295
Expected return on plan assets	(1,912)	(1,605)	(1,252)
Amortization of prior service cost	37	37	37
Amortization of actuarial loss	687	638	684

Net pension cost	$3,409	$2,685	$2,159

      Weighted average assumptions:

	2005	2004

To determine benefit obligations at December 31,
Discount rate	5.50%	5.75%
Rate of average compensation increase	4.18	3.83
To determine net periodic cost for the years ended December 31,
Discount rate	5.75%	6.00%
Return on plan assets	8.00	8.00
Rate of average compensation increase	4.18	3.83
      To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption listed above. The discount rate used in determining the benefit obligation is selected by reference to the year-end Moody’s AA rate.
Plan Assets
      Our pension plan asset allocation at December 31, 2005, and 2004, and target allocation for 2006, by asset category are as follows:

	Percentage of
	Plan Assets
			Target Allocation
Asset Category	2005	2004	2006

Equity securities
Domestic	50%	51%	50-65%
International	23	23	15-25%
Corporate bonds	16	17	15-25%
Cash equivalents	11	9	0-10%

	100%	100%

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
Cash Flows
      Included in the cash equivalents are contributions we made of $2.9 million and $2.1 million to the plan on December 31, 2005 and 2004, respectively. These cash contributions were invested in early January of the subsequent year based on our target allocations. Since these cash contributions had not yet been reinvested at December 31, 2005, the percentage of plan assets by category above is skewed. We currently do not expect to make a contribution to the pension plan in 2006.
      Outflows from the plan are dependent on a number of factors, principally the retirement date; earnings at retirement; and the draw period for retirees. Our current estimated future benefit payments are as follows (in thousands):

2006	$753
2007	818
2008	963
2009	1,154
2010	1,369
Years 2011-2015	9,668
Note 23 — Industry Segment Information
      We have four principal segments that provide a broad range of financial services throughout the United States and Canada. The Commercial Banking line of business provides commercial banking services.

The Commercial Finance line of business leases and loans against commercial equipment and real estate. The Home Equity Lending line of business originates and services home equity loans. The Mortgage Banking line of business originates, sells, and services residential first mortgage loans. Given the change in our strategy and in the materiality of the Venture Capital line of business to the consolidated results, we have discontinued reporting it as a separate segment. Our other segment now primarily includes the parent company, Venture Capital line of business and eliminations.
      The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for 2005, 2004, and 2003:

	Commercial	Commercial	Home Equity	Mortgage
	Banking	Finance	Lending	Banking	Other	Consolidated

	(Dollars in thousands)
2005
Net interest income	$95,131	$29,392	$104,645	$46,670	$(36,800)	$239,038
Intersegment interest	10,341	(1,920)	(32,166)	(9,449)	33,194	—
Other revenue	16,686	7,437	33,667	64,833	(2,137)	120,486
Intersegment revenues	259	—	—	430	(689)	—

Total net revenues	122,417	34,909	106,146	102,484	(6,432)	359,524
Other expense	75,347	21,453	99,119	126,127	9,509	331,555
Intersegment expenses	1,715	771	3,220	3,424	(9,130)	—

Income (loss) before taxes	45,355	12,685	3,807	(27,067)	(6,811)	27,969
Income taxes	17,976	5,252	1,555	(10,891)	(4,910)	8,982

Net income (loss)	$27,379	$7,433	$2,252	$(16,176)	$(1,901)	$18,987

Assets at December 31,	$3,162,398	$831,657	$1,602,400	$1,306,041	$(255,972)	$6,646,524

2004
Net interest income	$84,318	$21,286	$110,601	$42,120	$(20,442)	$237,883
Intersegment interest	1,992	—	(15,987)	(1,017)	15,012	—
Other revenue	17,749	6,275	67,847	197,954	(6,296)	283,529
Intersegment revenues	567	—	—	17	(584)	—

Total net revenues	104,626	27,561	162,461	239,074	(12,310)	521,412
Other expense	63,656	18,091	111,856	200,693	12,939	407,235
Intersegment expenses	1,794	691	2,923	3,512	(8,920)	—

Income (loss) before taxes	39,176	8,779	47,682	34,869	(16,329)	114,177
Income taxes	15,752	5,562	19,615	14,603	(9,800)	45,732

Net income (loss)	$23,424	$3,217	$28,067	$20,266	$(6,529)	$68,445

Assets at December 31,	$2,622,877	$636,604	$992,979	$1,238,136	$(254,776)	$5,235,820

	Commercial	Commercial	Home Equity	Mortgage
	Banking	Finance	Lending	Banking	Other	Consolidated

	(Dollars in thousands)
2003
Net interest income	$78,785	$12,180	$84,875	$80,169	$(31,707)	$224,302
Intersegment interest	(5,683)	(722)	(7,905)	(8,522)	22,832	—
Other revenue	21,071	5,868	(19,525)	326,000	(27,271)	306,143
Intersegment revenues	—	—	—	—	—	—

Total net revenues	94,173	17,326	57,445	397,647	(36,146)	530,445
Other expense	55,196	14,539	87,771	265,118	(10,581)	412,043
Intersegment expenses	1,503	533	2,767	2,762	(7,565)	—

Income (loss) before taxes	37,474	2,254	(33,093)	129,767	(18,000)	118,402
Income taxes	14,997	461	(13,203)	51,667	(8,337)	45,585

Net income (loss)	$22,477	$1,793	$(19,890)	$78,100	$(9,663)	$72,817

Assets at December 31,	$2,203,965	$474,915	$1,070,634	$1,258,641	$(19,796)	$4,988,359

Note 24 — Irwin Financial Corporation (Parent Only) Financial Information
      The condensed financial statements of the parent company as of December 31, 2005 and 2004, and for the three years ended December 31, 2005 are presented below:
Condensed Balance Sheets

	December 31,

	2005	2004

	(Dollars in thousands)
Assets:
Cash and short-term investments	$284	$1,111
Investment in bank subsidiary	679,447	624,168
Investments in non-bank subsidiaries	(33,300)	32,279
Loans to bank subsidiaries	65,640	82,629
Loans to non-bank subsidiaries	72,091	52,813
Other assets	19,778	25,976

	$803,940	$818,976

Liabilities:
Short-term borrowings with non-bank subsidiaries	$19,157	$28,181
Long-term debt	270,125	270,125
Other liabilities	2,324	19,485

	291,606	317,791

Shareholders’ equity:
Common stock	112,000	112,000
Other shareholders’ equity	400,334	389,185

	512,334	501,185

	$803,940	$818,976

Condensed Statements of Income

	For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Income:
Dividends from non-bank subsidiaries	$1,417	$—	$686
Dividends from bank subsidiary	50,000	66,000	—
Interest income	4,218	7,142	4,964
Other	15,615	10,369	7,721

	71,250	83,511	13,371

Expenses:
Interest expense	23,983	24,101	28,917
Salaries and benefits	9,973	9,555	6,491
Other	6,191	6,584	5,056

	40,147	40,240	40,464

Income before income taxes and equity in undistributed income of subsidiaries	31,103	43,271	(27,093)
Income tax benefit, less amounts charged to subsidiaries	(9,900)	(12,686)	(13,081)

	41,003	55,957	(14,012)
Equity in undistributed income of subsidiaries	(22,016)	12,488	86,829

Net income	$18,987	$68,445	$72,817

Condensed Statements of Cash Flows

	For the Year Ended December 31,

	2005	2004	2003

	(Dollars in thousands)
Net income	$18,987	$68,445	$72,817
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	22,016	(12,488)	(86,829)
Depreciation and amortization	2,652	727	2,529
(Decrease) increase in taxes payable	(11,442)	18,316	(13,778)
Decrease (increase) in interest receivable	661	(247)	1,208
(Decrease) increase in interest payable	(176)	(62)	53
Net change in other assets and other liabilities	(8,847)	2,725	(11,277)

Net cash provided (used) by operating activities	23,851	77,416	(35,277)

Lending and investing activities:
Net (increase) decrease in loans to subsidiaries	(2,289)	(46,046)	22,518
Investments in subsidiaries	(5,081)	(15,575)	(10,286)
Net (purchases) sales of premises and equipment	15	(189)	(121)

Net cash (used) provided by lending and investing activities	(7,355)	(61,810)	12,111

Financing activities:
Net (decrease) increase in borrowings	(9,024)	(17,680)	28,252
Proceeds from long-term debt	51,750	—	51,547
Payments of long-term debt	(51,750)	—	(51,629)
Purchase of treasury stock	(1,201)	(407)	(4,201)
Proceeds from sale of stock for employee benefit plans	3,277	7,836	9,777
Dividends paid	(11,426)	(9,065)	(7,832)

Net cash (used) provided by financing activities	(18,374)	(19,316)	25,914

Net (decrease) increase in cash and cash equivalents	(1,878)	(3,710)	2,748
Effect of exchange rate changes on cash	1,051	98	228
Cash and cash equivalents at beginning of year	1,111	4,723	1,747

Cash and cash equivalents at end of year	$284	$1,111	$4,723

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$24,159	$24,039	$27,709

Income tax payments	$14,920	$9,954	$42,971

Non cash transactions:
Conversion of trust preferred to common stock	$—	$—	$83

Note 25 — Subsequent Event
      In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We believe that our mortgage banking line of business, particularly our servicing activities, have grown to a size where we believe they can be managed and grown more effectively within another organization. We are actively searching for an alternative home for the segment and its employees.
      On February 3, 2006, we issued a call notice on securities underlying IFC Capital Trust III, from which $51.7 million of 8.75 percent convertible trust preferred securities were issued and remain outstanding. The redemption date is March 6, 2006. In lieu of redemption for cash, the trust preferred securities are convertible at the option of the holder into common stock at any time prior to the redemption date at a ratio of 1.2610 common shares per share of convertible trust preferred, which equates to a common stock conversion price of $19.825 per share.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
      Not applicable.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
      As of December 31, 2005, we performed an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005.
Management’s Report on Internal Control Over Financial Reporting
      Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.
      As of December 31, 2005, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that internal control over financial reporting as of December 31, 2005 was effective.
      Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, the independent registered public accounting firm that also audited our financial statements, as stated to in their report which is provided in Item 8 of this Report on Form 10-K.
Changes in Internal Control Over Financial Reporting
      Except as noted below, there were no changes in the Corporation’s internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Securities and Exchange Act of 1934 that occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, Corporation’s internal control over financial reporting.
      However, in November and December of 2005 the Corporation took corrective actions to remediate the material weakness identified in our 2004 10-K/ A. The Corporation designed, documented and tested additional controls over the selection and application of generally accepted accounting principles relative to incentive servicing fees received from whole loan sales to third parties. As a result of these actions, management of the Corporation believes this material weakness has been satisfactorily remediated.

Item 9B.	Other Information
      On November 18, 2005, we amended the operating agreement of Irwin Ventures, LLC, the captive fund through which we make venture investments. The fund agreement compensates the fund managers, including our Chairman and Chief Executive Officer, William I. Miller, and Executive Vice President Thomas D. Washburn, with a carried interest that is generally equal to 20% of the net profits earned by the fund from portfolio investments. By reason of the amendment, the carried interest will not apply to new investments made after January 1, 2005. It will continue to apply to investments made before January 1, 2005 and to follow-on investments in those portfolio companies.
      We also amended the related co-investment vehicle through which certain executives of the Corporation could elect to defer a portion of their annual bonus and have the deferred portion invested in the venture fund. For 2005 and after, the opportunity to invest bonus dollars in the venture fund will no longer be available to our executives. Executives who previously participated in this program will not have any interest in new investments made by the venture fund after January 1, 2005.

PART III

Item 10.	Directors and Executive Officers of the Corporation
      The information contained in our proxy statement for the 2006 Annual Meeting of Shareholders under the headings “Compliance with Section 16(a) of the Securities Exchange Act of 1934,” “Corporate Governance” (including subsections), “Director Meetings — Standing Committees and Committee Membership: Audit and Risk Management Committee,” and “Report of the Audit and Risk Management Committee” is incorporated herein by reference in response to this item. See also the heading “Executive Officers” section in Part I, Item 1, “Business” of this Report on Form 10-K.
      The following documents are posted on the Investor Relations (Corporate Governance) section of our website at www.irwinfinancial.com:

•	Our Code of Conduct (our code of business conduct and ethics), which is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is attached as Exhibit 14.1 to this Report on Form 10-K. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website.

•	Our Audit and Risk Management Committee Charter, which is Appendix A to our Proxy Statement.

•	Our Compensation Committee Charter.

•	Our Governance (nominating) Committee Charter.
      The Code of Conduct and the above-mentioned charters, together with our Corporate Governance Principles (corporate governance guidelines), are available in print to any shareholder who makes a request in writing to: Sue Elliott, Finance Department, Irwin Financial Corporation, 500 Washington Street, Columbus, IN 47201.

Item 11.	Executive Compensation
      The information contained in our proxy statement for the 2006 Annual Meeting of Shareholders under the headings “— Compensation — Outside Director Compensation,” and “Executive Compensation and Related Information” (including subsections) is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
      The information contained in our proxy statement for the 2006 Annual Meeting of Shareholders under the headings “Principal Holders of Irwin Financial Securities,” “Securities Ownership of Directors and Management,” “Equity Compensation Plan Information,” and “Equity Compensation Plans Adopted without Approval of Security Holders,” is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions
      The information contained in our proxy statement for the 2006 Annual Meeting of Shareholders under the heading “Interest of Management in Certain Transactions” (including subsections) is incorporated herein by reference in response to this item.
Item 14. Principal Accountants Fees and Services.
      The information contained in our proxy statement for the 2006 Annual Meeting of Shareholders under the heading “Independent Public Accountants” (including subsections) is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) Documents filed as part of this report.
      1. Financial Statements

Management Report on Responsibility for Financial Reporting

Report of Independent Registered Public Accounting Firm

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2005 and 2004

Consolidated Statements of Income for the years ended 2005, 2004 and 2003

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2005, 2004, and 2003

Consolidated Statements of Cash Flows for the years ended 2005, 2004, and 2003

Notes to Consolidated Financial Statements
      2. Financial Statement Schedules

None
      3. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)
3.2	Code of By-laws of Irwin Financial Corporation, as amended, May 4, 2005. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for the quarter ended June 30, 2005, File No. 001-16691.)
4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)
4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)
10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)
10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)
10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)
10.7	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan revised August 24, 2005 (Incorporated by reference to Exhibit 10.7 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)
10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)
10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)
10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)
10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)
10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)
10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)
10.25	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)
10.26	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)
10.27	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.28	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.29	*Irwin Home Equity Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.30	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.31	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.32	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)
10.33	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.34	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.35	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.36	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005.
10.37	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005.
10.38	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005.

Exhibit
Number	Description of Exhibit

10.39	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005.
10.40	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005.
10.41	*Irwin Union Bank Amended and Restated Performance Unit Plan
10.42	*Irwin Commercial Finance Amended and Restated Performance Unit Plan
10.43	*Irwin Home Equity Corporation Performance Unit Plan
10.44	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC
10.45	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Conduct.
21.1	Subsidiaries of Irwin Financial Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION
Date: March 3, 2006

By:	/s/ William I. Miller

William I. Miller
Chairman of the Board and Chief Executive Officer
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ Sally A. Dean Sally A. Dean	Director	March 3, 2006

/s/ David W. Goodrich David W. Goodrich	Director	March 3, 2006

/s/ R. David Hoover R. David Hoover	Director	March 3, 2006

/s/ William H. Kling William H. Kling	Director	March 3, 2006

/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 3, 2006

/s/ John C. McGinty, Jr John C. McGinty, Jr	Director	March 3, 2006

/s/ William I. Miller William I. Miller	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 3, 2006

/s/ Lance R. Odden Lance R. Odden	Director	March 3, 2006

/s/ Theodore M. Solso Theodore M. Solso	Director	March 3, 2006

/s/ Marita Zuraitis Marita Zuraitis	Director	March 3, 2006

/s/ Gregory F. Ehlinger Gregory F. Ehlinger	Senior Vice President and Chief Financial Officer (principal financial officer)	March 3, 2006

/s/ Jody A. Littrell Jody A. Littrell	Vice President and Controller (principal accounting officer)	March 3, 2006