Form 10-Q
period 2006-03-31
IRWIN FINANCIAL CORP
filed 2006-05-09
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
☑  Yes  ☐  No
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐  Yes  ☑  No
As of May 5, 2006, there were outstanding 29,744,965 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$143,942	$155,486
Interest-bearing deposits with financial institutions	51,813	43,150
Residual interests	14,397	22,116
Investment securities- held-to-maturity (Fair value: $4,407 at March 31, 2006 and $4,460 at December 31, 2005)	4,430	4,475
Investment securities- available-for-sale	99,863	100,296
Loans held for sale	465,812	513,554
Loans and leases, net of unearned income — Note 3	4,705,850	4,477,943
Less: Allowance for loan and lease losses — Note 4	(63,923)	(59,223)

	4,641,927	4,418,720
Servicing assets — Note 5	35,575	34,445
Accounts receivable	6,941	9,741
Accrued interest receivable	21,695	21,924
Premises and equipment	30,922	29,721
Other assets	65,748	62,394
Assets held for sale — Note 2	1,212,617	1,230,502

Total assets	$6,795,682	$6,646,524

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$797,348	$754,778
Interest-bearing	1,934,030	1,921,369
Certificates of deposit over $100,000	1,343,122	1,222,846

	4,074,500	3,898,993
Short-term borrowings — Note 6	743,160	997,444
Collateralized debt — Note 7	914,320	668,984
Other long-term debt — Note 8	249,363	270,160
Other liabilities	286,646	298,609

Total liabilities	6,267,989	6,134,190

Commitments and contingencies — Note 13
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,714,995 shares as of March 31, 2006 and 29,612,080 as of December 31, 2005, 993,643, shares in treasury as of December 31, 2005	113,249	112,000
Deferred compensation	—	(759)
Accumulated other comprehensive income, net of deferred income tax benefit of $12 thousand at March 31, 2006 and liability of $71 thousand as of December 31, 2005	3,170	3,448
Retained earnings	411,274	418,784

	527,693	533,473
Less treasury stock, at cost	—	(21,139)

Total shareholders’ equity	527,693	512,334

Total liabilities and shareholders’ equity	$6,795,682	$6,646,524

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$97,886	$65,326
Loans held for sale	11,406	8,215
Residual interests	523	2,340
Investment securities	1,327	1,230
Federal funds sold	26	49

Total interest income	111,168	77,160

Interest expense:
Deposits	29,680	14,674
Short-term borrowings	4,106	1,431
Collateralized debt	11,111	4,315
Other long-term debt	4,991	4,250

Total interest expense	49,888	24,670

Net interest income	61,280	52,490
Provision for loan and lease losses — Note 4	9,193	3,480

Net interest income after provision for loan and lease losses	52,087	49,010
Other income:
Loan servicing fees	8,108	9,318
Amortization of servicing assets — Note 5	(6,476)	(6,108)
Recovery (impairment) of servicing assets — Note 5	574	(89)

Net loan administration income	2,206	3,121
Gain from sales of loans	2,768	9,551
Trading gains	227	480
Derivative gains, net	2,768	102
Other	5,493	4,925

	13,462	18,179

Other expense:
Salaries	26,531	28,994
Pension and other employee benefits	7,773	7,378
Office expense	2,094	1,989
Premises and equipment	4,995	5,770
Marketing and development	668	1,329
Professional fees	2,374	3,410
Other	7,904	6,568

	52,339	55,438

Income before income taxes from continuing operations	13,210	11,751
Provision for income taxes	4,734	4,519

Net income from continuing operations	8,476	7,232

Loss from discontinued operations, net of $6,883 and $6,125 income tax benefit, respectively — Note 2	(10,334)	(9,777)

Net loss	$(1,858)	$(2,545)

Earnings per share from continuing operations: — Note 10
Basic	$0.29	$0.25

Diluted	$0.29	$0.25

Earnings per share: — Note 10
Basic	$(0.06)	$(0.09)

Diluted	$(0.07)	$(0.09)

Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2006, and 2005

			Accumulated Other Comprehensive Income
						Minimum		Additional
		Retained	Foreign	Unrealized Gain/Loss		SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$(21,139)
Net loss	(1,858)	(1,858)
Unrealized loss on investment securities net of $79 tax benefit	(119)			(119)
Unrealized loss on derivative net of $4 tax benefit	(6)				(6)
Foreign currency adjustment	(153)		(153)

Other comprehensive income	(278)

Total comprehensive income	(2,136)
Deferred compensation	(10)	(769)					759
Cash dividends	(3,268)	(3,268)
Tax benefit on stock option exercises	319							319
Stock option expense	253							253
Stock:
Purchase of 48,303 shares	(950)									(950)
Sales/conversion of 1,144,861 shares — Note 8	21,151	(1,615)						(572)	1,249	22,089

Balance at March 31, 2006	$527,693	$411,274	$3,188	$(492)	$748	$(274)	$—	$—	$113,249	$—

Balance at January 1, 2005	$501,185	$412,027	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$(25,019)
Net loss	(2,545)	(2,545)
Unrealized loss on investment securities net of $198 tax benefit	(297)			(297)
Foreign currency adjustment	(121)		(121)

Other comprehensive income	(418)

Total comprehensive income	(2,963)
Deferred compensation	(19)						(19)
Cash dividends	(2,851)	(2,851)
Tax benefit on stock option exercises	499							499
Treasury stock:
Purchase of 37,139 shares	(908)									(908)
Sales of 103,791 shares	1,278	(225)						(882)		2,385

Balance at March 31, 2005	$496,221	$406,406	$2,527	$(237)	$—	$(254)	$(679)	$—	$112,000	$(23,542)

The accompanying notes are an integral part of the consolidated financial statements.

CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Income from continuing operations, net of taxes	$8,476	$7,232
Loss from discontinued operations, net of taxes	(10,334)	(9,777)

Net income	(1,858)	(2,545)
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	1,486	3,109
Amortization and impairment of servicing assets	15,562	(5,081)
Provision for loan and lease losses	9,240	3,291
Gain on sale of mortgage servicing assets	—	(1,185)
Gain from sales of loans and loans held for sale	(18,117)	(34,525)
Originations and purchases of loans held for sale	(2,565,909)	(3,287,612)
Proceeds from sales and repayments of loans held for sale	2,622,218	3,134,320
Proceeds from sale of mortgage servicing assets	—	10,171
Net decrease in residuals	8,383	4,519
Net decrease (increase) in accounts receivable	30,036	(3,510)
Other, net	(28,801)	(31,231)

Net cash provided (used) by operating activities	72,240	(210,279)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	45	1,293
Available-for-sale	913	—
Purchase of investment securities:
Available-for-sale	(692)	(1,480)
Net increase in interest-bearing deposits	(14,035)	(21,273)
Net increase in loans, excluding sales	(353,095)	(57,467)
Proceeds from sale of loans	122,635	18,400
Other, net	(2,729)	(1,234)

Net cash used by lending and investing activities	(246,958)	(61,761)

Financing activities:
Net increase in deposits	175,507	375,152
Net decrease in short-term borrowings	(254,284)	(12,577)
Proceeds from issuance of long term debt	31,500	—
Repayments of long-term debt	(32,112)	(3)
Proceeds from issuance of collateralized borrowings	335,384	35,448
Repayments of collateralized borrowings	(90,068)	(67,347)
Tax benefit on stock option exercises	319	—
Purchase of treasury stock for employee benefit plans	(950)	(908)
Proceeds from sale of stock for employee benefit plans	1,220	1,278
Dividends paid	(3,268)	(2,851)

Net cash provided by financing activities	163,248	328,192

Effect of exchange rate changes on cash	(74)	484

Net (decrease) increase in cash and cash equivalents	(11,544)	56,636
Cash and cash equivalents at beginning of period	155,486	97,101

Cash and cash equivalents at end of period	$143,942	$153,737

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$54,685	$26,436

Income taxes paid	$4,103	$2,456

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$1,150	$1,766

Other real estate owned	$2,103	$5,177

Conversion of trust preferred to common stock	$20,184	$—

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
     In the first quarter of 2006, the Corporation announced that we were examining our strategic alternatives for the mortgage banking line of business, including the possible sale of Irwin Mortgage. We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. As a result, effective the first quarter of 2006, the financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.” Prior period results were reclassified to conform to this change in presentation. The balance sheet assets related to this line of business are being reported as “assets held for sale.” See Note 2 for additional information.
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
     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. To obtain fair value of residual interests, quoted market prices are used if available. However, quotes are generally not available for residual interests, so we estimate fair value based on the present value of expected cash flows using estimates of the key assumptions - prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved — that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as “trading gains or losses.”
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
     Servicing Assets: When we securitize or sell loans, we periodically retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers and industry surveys. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans in proportion to estimated net servicing income.
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
     Recent Accounting Developments: In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supercedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. We adopted this Statement on January 1, 2006. See Note 11 for further discussion.
     In March 2006, the FASB issued SFAS 156,“Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We have not yet determined which, if any, of our classes of servicing rights will be accounted for on a fair value basis for changes in fair value subsequent to the initial capitalization.
     Reclassifications: Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. These changes had no impact on previously reported net income or shareholders’ equity.

Note 2 — Discontinued Operations
     On January 25, 2006, we announced that we were examining our strategic alternatives for the mortgage banking line of business, including the possible sale of Irwin Mortgage. We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. As a result, we have presented this segment as discontinued operations in accordance with SFAS 144 for all periods presented in these financial statements. These assets have been reported as assets held for sale on the balance sheets. The income (loss), net of tax, of this segment has been reported below net income from continuing operations on the income statements. Income from discontinued operations and assets held for sale are presented below:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands, except per share)
Net revenues	$9,193	$25,774
Noninterest expense	(26,410)	(41,676)

Loss before income taxes	(17,217)	(15,902)
Income taxes	6,883	6,125

Net loss from discontinued operations	$(10,334)	$(9,777)

	March 31,	December 31,
	2006	2005
	(Dollars in thousands, except per share)
Loans held for sale	$766,502	$779,966
Loans, net of allowance for loan loss	19,046	20,359
Net servicing asset	266,955	261,309
Accounts receivable	74,656	101,891
Other assets	85,458	66,977

Assets held for sale	$1,212,617	$1,230,502

     The amounts in the table above do not perfectly correspond with the amounts in our segment reporting of the mortgage banking line of business. On the income statement accounts, the 2005 mortgage banking segment results include a management fee charged by the parent to the mortgage business totaling $0.5 million net of tax. Under Emerging Issues Task Force statement number 87-24 (EITF 87-24), corporate overhead charges must be reclassified out of the discontinued operations presentation. As a result of EITF 87-24, there were no management fee charges to the mortgage bank during 2006. In addition, the “assets held for sale” category above does not agree with the mortgage bank’s total assets under segment reporting as certain assets will not or cannot be included in the future sale, including Federal Home Loan Bank of Indianapolis (FHLBI) stock, FHLBI lender risk account and cash.
Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,118,143	$2,016,228
Real estate-construction	368,509	379,831
Real estate-mortgage	1,335,664	1,232,958
Consumer	27,462	31,718
Commercial financing
Franchise financing	491,847	462,413
Domestic leasing	255,871	237,968
Canadian leasing	320,246	313,581
Unearned income
Franchise financing	(137,353)	(125,474)
Domestic leasing	(35,911)	(33,267)
Canadian leasing	(38,628)	(38,013)

Total	$4,705,850	$4,477,943

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	9,193	27,307
Charge-offs	(7,257)	(20,201)
Recoveries	2,757	8,960
Reduction due to reclassification or sale of loans	(123)	(403)
Foreign currency adjustment	130	119

Balance at end of period	$63,923	$59,223

Note 5 — Servicing Assets
     Included on the consolidated balance sheet at March 31, 2006 and December 31, 2005 are $304 million and $296 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans we service for investors. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$295,754	$367,032
Additions	22,338	74,731
Amortization	(19,876)	(100,322)
Recovery of impairment	4,314	19,625
Reduction for servicing sales	—	(65,312)

	302,530	295,754

Less servicing asset from discontinued operations	266,955	261,309

Mortgage servicing asset from continuing operations	$35,575	$34,445

     We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	March 31,	December 31,
	2006	2005
Balance at beginning of year	$27,243	$54,134
Recovery of impairment	(4,314)	(19,625)
Reclass for sales of servicing and clean up calls	(13)	(154)
Other than temporary impairment (1)	—	(7,112)

Balance at end of period	22,916	27,243

Less valuation allowance from discontinued operations	22,351	26,091

Valuation allowance from continuing operations	$565	$1,152

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.

Note 6 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$271,780	$641,785
Drafts payable related to mortgage loan closings	72,651	64,278
Lines of credit and other	125,429	1,081
Federal funds	273,300	290,300

Total	$743,160	$997,444

Weighted average interest rate	4.20%	3.05%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 5.5% to 6.8% at March 31, 2006.
Note 7 — Collateralized Debt
     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $1.0 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are at a fixed and floating rate.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		March 31,	March 31,	December 31,
	Maturity	2006	2006	2005
			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note	5/2010	4.5	$11,075	$13,600
Canadian asset backed notes:
Note 1	revolving	5.1	37,282	32,385
Note 2	4/2010	3.9	154,500	155,544
Note 3	10/2009	4.5	12,965	14,839
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	4.9	105,588	132,692
Variable rate subordinate note	12/2034	5.8	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	4.8	113,116	138,244
Fixed rate senior note	6/2035	5.0	94,129	94,129
Variable rate subordinate note	6/2035	6.4	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(120)	(136)
2006-1 asset backed notes:
Variable rate senior note	9/2035	4.8	177,300	—
Fixed rate senior note	9/2035	5.5	96,561	—
Fixed rate lockout senior note	9/2035	5.6	24,264	—
Unamortized premium/discount			(27)	—

Total			$914,320	$668,984

Note 8 — Long-term Debt
     Other long-term debt totaled $249 million at March 31, 2006, compared to $270 million for December 31, 2005. The reduction in long-term debt relates to our call of the convertible trust preferred securities issued by IFC Capital Trust III, on March 6, 2006. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $30.1 million of Capital Trust IX preferred securities to replace the redeemed shares. We had obligations represented by subordinated debentures at March 31, 2006 totaling $213 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are not consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.

Note 9 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Service cost	$995	$681
Interest cost	487	416
Expected return on plan assets	(603)	(446)
Amortization of prior service cost	9	9
Amortization of actuarial loss	260	164

Net periodic benefit cost	$1,148	$824

     As of March 31, 2006, we have not made any contributions to our pension plan in the current year and currently do not expect to contribute to this plan in 2006.
Note 10 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

			Diluted
	Basic Earnings	Effect of	Earnings
	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Period ended March 31, 2006
Net income available to common shareholders:
From Continuing Operations	$8,476	$(70)	$8,406
From Discontinued Operations	(10,334)	—	(10,334)

Total Net Income for All Operations	(1,858)	(70)	(1,928)
Shares	28,939	208	29,147

Per-share from Continuing Operations	$0.29	$—	$0.29

Per-share amount for All Operations	$(0.06)	$(0.01)	$(0.07)

Period ended March 31, 2005
Net income available to common shareholders:
From Continuing Operations	$7,232	$—	$7,232
From Discontinued Operations	(9,777)	—	(9,777)

Total Net Income for All Operations	(2,545)	—	(2,545)
Shares	28,462	329	28,791

Per-share from Continuing Operations	$0.25	$—	$0.25

Per-share amount for All Operations	$(0.09)	$—	$(0.09)

     At March 31, 2006 and 2005, 1,660,179 and 943,792 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates. Also, the effect of convertible shares was not included in these calculations for both periods because they were antidilutive.
Note 11 — Equity Based Compensation
     In the first quarter of 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of income based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Prior year financial statements are not restated. The fair values of stock options granted were determined using a Black-Scholes options-pricing model.
     We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value. During the quarter ended March 31, 2006, $31 thousand was expensed related to this plan.
     We have a restricted stock plan to compensate our Directors and employees with our common stock. The number of shares issued under this plan is based on the current market value of our common stock on date of issue. During the quarter ended March 31, 2006, $120 thousand was expensed related to this plan. At March 31, 2006, there was $0.7 million of total unrecognized compensation expense to be recognized over a weighted average period of 4 years related to unvested stock options. Activity in restricted stock is summarized as follows:

	2006
		Weighted
	Number of	average grant
	Shares	date fair value
Unvested at the beginning of the year	41,726	$22.45
Awarded	6,537	20.65
Vested	—	—
Forfeited	(515)	25.84

Unvested at the end of the period	47,748	22.17

     We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and will vest at 25% at grant and 25% at each anniversary date thereafter, is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. During the quarter ended March 31, 2006, $253 thousand was expensed related to these plans. At March 31, 2006, there was $1.4 million of total unrecognized compensation expense to be recognized over a weighted average period of two years related to unvested stock options. We received $1.4 million in proceeds related to stock options exercised during the quarter ended March 31, 2006. We realized a tax benefit of $319 thousand related to these options.
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during the three months ended March 31, 2006 and 2005 was $7.29 and $6.93, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $0.8 million and $1.2 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Expected volatility is primarily based on historical volatility levels. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following assumptions were used for each respective period:

	For the Three Months Ended March 31,
	2006	2005
Risk-free interest rates	4.36%	3.94%
Dividend yield	1.87	1.75
Expected volatility	35	35
Expected lives (in years)	6	6

     The following table summarizes all stock option transactions under Company Plans during the first quarter of 2006:

	2006
			Weighted
		Weighted	average
		average	remaining	Aggregate Intrinsic
	Number of	exercise	contractual	Value as of
	Shares	price	term	3/31/2006
Outstanding at the beginning of the year	2,441,771	$20.55
Granted	8,200	21.42
Exercised	(109,460)	12.53
Cancelled
Forfeited	(8,701)	20.46
Expired	(3,590)	24.60

Outstanding at the end of the period	2,328,220	20.92	6.26	$2,096,013

Exercisable at the end of the period	2,044,479	20.95	5.87	$2,096,013

     The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Three Months
	Ended March 31,
	2006
		Impact of
		Equity-Based
	As Reported	Compensation
	(Dollars in thousands)
Net income from Continuing Operations before taxes	$13,210	$(384)
Net income from Continuing Operations	8,476	(230)
Net loss before taxes	(4,007)	(403)
Net loss	(1,858)	(242)
Basic earnings (loss) per share
From Continuing Operations	0.29	(0.01)
From All Operations	(0.06)	(0.01)
Diluted earnings (loss) per share
From Continuing Operations	0.29	(0.01)
From All Operations	(0.07)	(0.01)

     In 2005 and in prior years, we used the intrinsic value method to account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, except for costs related to restricted shares, we recognized no stock-based employee compensation cost in net income for any period prior to 2006, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Below is the pro forma earnings per share calculation as if we had applied the fair value recognition provisions of SFAS 123 “Account for Stock-based Compensations” to stock-based employee compensation in the prior period:

For the Three Months
Ended March 31,
2005
(Dollars in thousands)
Net income from continuing operations as reported	$7,232
Equity based compensation expense included in net earnings, net of tax	81
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(612)

Net income from continuing operations pro forma	6,701
Net loss from discontinued operations	(9,777)
Pro forma net loss	$(3,076)

Basic earnings per share from continuing operations
As reported	$0.25
Pro forma	$0.24
Basic loss per share
As reported	$(0.09)
Pro forma	$(0.11)
Diluted earnings per share continuing operations
As reported	$0.25
Pro forma	$0.23
Diluted loss per share
As reported	$(0.09)
Pro forma	$(0.11)
Note 12 — Industry Segment Information
     We have four principal business segments that provide a broad range of financial services. The commercial banking line of business provides commercial banking services. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The home equity lending line of business originates, purchases, sells and services home equity loans. The mortgage banking line of business, which we plan on discontinuing, originates, sells, and services residential first mortgage loans. Our other segment primarily includes the parent company, our private equity portfolio, and eliminations.

     The accounting policies of each segment are the same as those described in the “Summary of Significant Accounting Policies.” Below is a summary of each segment’s revenues, net income, and assets for three months ended March 31, 2006, and 2005:

								Consolidated
	Commercial	Commercial	Home Equity	Mortgage			Discontinued	Continuing
	Banking	Finance	Lending	Banking	Other	Consolidated	Operations	Operations
	(Dollars in thousands)
For the Three Months Ended March 31, 2006
Net interest income	$26,511	$8,910	$26,837	$12,132	$(15,069)	$59,321	$7,234	$52,087
Intersegment interest	1,875	(382)	(9,721)	(4,898)	13,126	—	—	—
Other revenue	4,186	2,149	7,387	1,529	170	15,421	1,959	13,462
Intersegment revenues	82	—	—	430	(512)	—	—	—

Total net revenues	32,654	10,677	24,503	9,193	(2,285)	74,742	9,193	65,549
Other expense	20,787	5,672	21,854	26,354	4,082	78,749	26,410	52,339
Intersegment expenses	684	265	917	56	(1,922)	—	—	—

Income (loss) before taxes	11,183	4,740	1,732	(17,217)	(4,445)	(4,007)	(17,217)	13,210
Income taxes	4,421	1,849	698	(6,883)	(2,234)	(2,149)	(6,883)	4,734

Net income (loss)	$6,762	$2,891	$1,034	$(10,334)	$(2,211)	$(1,858)	$(10,334)	$8,476

Assets at March 31, 2006	$3,189,066	$875,405	$1,651,316	$1,280,237	$(199,182)	$6,796,842

For the Three Months Ended March 31, 2005
Net interest income	$24,392	$5,937	$25,011	$9,806	$(8,224)	$56,922	$7,912	$49,010
Intersegment interest	(832)	(435)	(4,949)	(1,894)	8,110	—	—	—
Other revenue	4,315	1,908	12,524	17,838	(544)	36,041	17,862	18,179
Intersegment revenues	66	—	—	24	(90)	—	—	—

Total net revenues	27,941	7,410	32,586	25,774	(748)	92,963	25,774	67,189
Other expense	18,326	5,993	28,440	41,637	2,718	97,114	41,676	55,438
Intersegment expenses	429	193	727	841	(2,190)	—	—	—

Income (loss) before taxes	9,186	1,224	3,419	(16,704)	(1,276)	(4,151)	(15,902)	11,751
Income taxes	3,717	528	1,374	(6,446)	(779)	(1,606)	(6,125)	4,519

Net income (loss)	$5,469	$696	$2,045	$(10,258)	$(497)	$(2,545)	$(9,777)	$7,232

Assets at March 31, 2005	$2,894,662	$657,679	$1,055,478	$1,368,894	$(424,932)	$5,551,781

(1)	The amounts in the table above do not perfectly correspond with the amounts in our line of business reporting of the mortgage banking line of business for 2005. On the income statement accounts, the 2005 mortgage banking segment results include a management fee charged by the parent to the mortgage banking business totaling $0.5 million, net of tax. Under Emerging Issues Task Force statement number 87-24 (EITF 87-24), corporate overhead charges must be reclassified out of the discontinued operations presentation. As a result of EITF 87-24, there were no management fee charges to the mortgage bank during 2006. In addition, the “assets held for sale” category above does not agree with the mortgage bank’s total assets under segment reporting as certain assets will not or cannot be included in the future sale including Federal Home Loan Bank of Indianapolis (FHLBI) stock, FHLBI lender risk account and cash.
Note 13 — Commitments and Contingencies
   Culpepper v. Inland Mortgage Corporation
     On February 7, 2006, the United States District Court for the Northern District of Alabama dismissed this case, originally filed in April 1996, by granting the motions of Irwin Mortgage Corporation, our indirect subsidiary (formerly Inland Mortgage Corporation), to decertify the class and for summary judgment, and by denying the plaintiffs’ motion for summary judgment. The plaintiffs have filed a notice of appeal with the Court of Appeals for the 11th Circuit.
     During the ten years this case has been pending, the plaintiffs obtained class action status for their complaint alleging Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In June 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of the class. However, in October 2001, the Department of Housing and Urban Development (HUD) issued a policy statement that explicitly disagreed with the 11th Circuit’s interpretation of RESPA in upholding class certification. Subsequent to the HUD policy statement, the 11th Circuit decided a RESPA case similar to ours, concluding the trial court had abused its discretion in certifying the class. The 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case.
     If the plaintiffs prevail on appeal and in a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, Irwin Mortgage believes the 11th Circuit’s RESPA ruling in the case similar to ours would support a decision in our case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.
   Silke v. Irwin Mortgage Corporation
     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 14, 1997. This date was later clarified by stipulation of the parties to be April 17, 1997. In November 2004, the court heard arguments on Irwin Mortgage’s motion for summary judgment and plaintiffs’ motion seeking to send out class notice. On February 23, 2006, the Court ordered that class notice be mailed. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.
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
     Complaints by former NorVergence customers led to investigations by the attorneys general of several states and the filing of lawsuits against lessors, including Equipment Finance. Exquisite Caterers, LLC et al. v. Popular Leasing et al. is a lawsuit filed in the Superior Court of New Jersey, Monmouth County, which was amended to include Equipment Finance and others on September 1, 2004. The Exquisite Caterers plaintiffs seek certification of a class of persons who leased network computer equipment from NorVergence, whose leases were assigned to defendants. The complaint alleges that NorVergence misrepresented the services and equipment provided, that the lessees were defrauded and the lease agreements should not be enforced. The action alleges violations of, among other things, the New Jersey Consumer Fraud Act; the New Jersey Truth-in-Consumer Contract, Warranty, and Notice Act; the FTC Holder Rule; the FTC Act; and breach of contract and implied warranties. The plaintiffs seek compensatory, statutory and punitive damages, and injunctive relief, including rescission of the leases and cessation of collections. On June 16, 2005, the judge in the Exquisite Caterers lawsuit denied plaintiffs’ alternative motions for certification of either a nationwide class or a class of New Jersey residents only. Plaintiffs then filed a motion for reconsideration of the order denying certification of a class limited to New Jersey residents. At a hearing on September 14, 2005, the judge granted plaintiffs’ motion for reconsideration and certified a class limited to New Jersey residents. Equipment Finance has fewer than ten lessees who may qualify as members of the New Jersey class certified in the Exquisite Caterers lawsuit. As a result of settlement discussions with the class comprised of Equipment Finance’s New Jersey NorVergence lessees, Equipment Finance and these lessees have reached an agreement in principle, subject to court approval, that would offer these New Jersey class members a substantial discount on their lease obligations in exchange for dismissal of Equipment Finance from the Exquisite Caterers lawsuit.
     In connection with investigations by various state attorneys general, Equipment Finance and other lenders were asked to produce information about their relationships with NorVergence and to refrain from enforcing NorVergence leases. Equipment Finance has been pursuing discussions with most of the states in which it has customers who executed agreements with NorVergence and has discontinued collection activities while discussions are in progress. Equipment Finance has now executed agreements with: the Attorney General of California, providing for recovery of 15% of outstanding balances on California leases as of July 15, 2004, and with the Attorney General of Florida, entitling Equipment Finance to lease payments through January 31, 2005. In November of 2005,

Equipment Finance extended the benefits of the California settlement to NorVergence customers residing in Texas. Equipment Finance recently executed an agreement with a multi-state group of attorneys general. The multi-state agreement requires that NorVergence lessees be offered the opportunity to pay Equipment Finance all amounts due on their leases through July 15, 2004, plus 15% of the then-outstanding balance in full satisfaction of their lease obligations.
     Our agreements with state attorneys general, recent favorable court rulings and the agreement in principle to settle the New Jersey class action have significantly reduced the risk that damages might be awarded against Equipment Finance in NorVergence-related litigation, leading us to consider the NorVergence matters as nonmaterial. We have established loss reserves for customer reimbursements required under agreements already closed with various states’ attorneys general. We have not established reserves in connection with NorVergence-related litigation.
   Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company
     On August 12, 2005, our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”), were named as defendants in litigation seeking class action status in the United States District Court for the Northern District of California for alleged violations of the Fair Credit Reporting Act. In response to Irwin’s motion to dismiss filed on October 18, 2005, the court dismissed the plaintiffs’ complaint with prejudice on March 23, 2006. Plaintiffs filed an appeal in the U.S. Court of Appeals for the 9th Circuit on April 13, 2006. We have not established any reserves for this case.
   White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court. At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.
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
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand;

•	the relative profitability of our lending operations;

•	the valuation and management of our residual, servicing and derivative portfolios, including assumptions we embed in the valuation and short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of recent natural disasters;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments;

•	additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final outcome and implications of our consideration of strategic alternatives, including sale or discontinuance of operations for our conventional mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.
     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).
Strategy
     Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of consumers and small businesses while optimizing the productivity of our capital. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:
•	Identify market niches. We focus on product or market niches in financial services where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. We attempt to create a mix of short-term and long-term incentives that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business and across different regions as a key part of our risk management. For example, our commercial bank has a different profile of customers in the Midwest and Western states. These economies have performed differently over the past five years due to differences in local economies. These differences have affected demand and credit quality of our products. In addition, our home equity segment lends to consumers on a national basis, building a diversified portfolio where demand and credit quality fluctuate depending, in part, on local market conditions. Our customers’ businesses and needs are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.
     Consistent with this strategy and in light of the changing environment for conventional first mortgage loans, we announced in January 2006 that we were examining our strategic alternatives for this line of business, including the possible sale of Irwin Mortgage (IMC). We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. Over the past several years, we have been monitoring changes in the environment for mortgage banking that began to raise questions about the best strategic approach for the Corporation. These changes are influenced primarily by the increasing commoditization of conventional first mortgages. As margins have shrunk, the environment has required ever larger scale in production to be more price-competitive and to afford additional capital investments in technology. The relative size of IMC to the rest of the Corporation has made it increasingly difficult for us as a parent company to support growth at IMC to gain scale advantages. In addition, the volatility of the value of mortgage servicing rights as well as production has increased, as interest rates have traded in a narrow range now for a prolonged period of time. Our intent is to find a new home for Irwin Mortgage and its employees so that we can redeploy our capital to our other three lines of business, each of which we believe continues to represent a good fit with our corporate strategy.
     We believe long-term growth and profitability will result from our endeavors to pursue consumer and commercial lending niches through our bank holding company structure, our experienced management, our diverse product and geographic markets, and our willingness and ability to align the compensation structure of each of our lines of business with the interests of our stakeholders.
Critical Accounting Policies
     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Our Annual Report on Form 10-K for the year ended 2005 provides a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment.
Consolidated Overview
     As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant to our planned sale of our mortgage banking line of business.

	For the Three Months Ended
		March 31,
	2006	2005	% Change
Net income from continuing operations(thousands)	$8,476	$7,232	17.2%
Net income (thousands)	(1,858)	(2,545)	27.0
Basic earnings per share from continuing operations	0.29	0.25	16.0
Basic earnings per share	(0.06)	(0.09)	33.3
Diluted earnings per share from continuing operations	0.29	0.25	16.0
Diluted earnings per share	(0.07)	(0.09)	22.2
Return on average equity from continuing operations	6.6%	5.8%
Return on average assets from continuing operations	0.5%	0.5%
Consolidated Income Statement Analysis
Net Income From Continuing Operations
     We recorded net income from continuing operations of $8.5 million for the three months ended March 31, 2006, up 17% from net income from continuing operations of $7.2 million for the three months ended March 31, 2005. Net income per share from continuing operations (diluted) was $0.29 for the quarter ended March 31, 2006, compared to $0.25 for the first quarter of 2005. Return on equity from continuing operations was 6.6% for the three months ended March 31, 2006 and 5.8% for the same period in 2005.
Net Interest Income From Continuing Operations
     Net interest income from continuing operations for the three months ended March 31, 2006 totaled $61 million, up 17% from the first quarter 2005 net interest income of $52 million. Net interest margin for the three months ended March 31, 2006 was 4.58% compared to 5.17% for the same period in 2005. The decline in consolidated net interest margin relates to our increasing cost of funds which have risen at a faster pace than our yields on loans. We attribute the tighter margins principally due to the decline in funding from low-cost escrow deposits as a percentage of mortgage loans held for sale.

     The following table shows our daily average consolidated balance sheet for continuing and discontinued operations, interest rates and interest differential at the dates indicated:

	For the Three Months Ended March 31,
	2006			2005
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$78,254	$617	3.20%	$64,886	$278	1.74%
Federal funds sold	2,774	26	3.80%	8,143	49	2.44%
Residual interests	18,797	664	14.33%	53,201	2,340	17.84%
Investment securities(1)	107,016	868	3.29%	108,054	1,437	5.39%
Loans held for sale	1,236,739	25,228	8.27%	1,013,964	18,571	7.43%
Loans and leases, net of unearned income (2)	4,628,111	98,095	8.60%	3,474,331	65,491	7.64%

Total interest earning assets	6,071,691	$125,498	8.38%	4,722,579	$88,166	7.57%
Noninterest-earning assets:
Cash and due from banks	106,670			102,426
Premises and equipment, net	31,485			30,003
Other assets	516,073			602,884
Less allowance for loan and lease losses	(61,960)			(44,955)

Total assets	$6,663,959			$5,412,937

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$428,978	$2,489	2.35%	$469,674	$2,120	1.83%
Money market savings	1,143,100	10,771	3.82%	1,113,345	5,499	2.00%
Regular savings	137,560	548	1.62%	61,728	210	1.38%
Time deposits	1,529,061	15,874	4.21%	923,920	6,845	3.00%
Short-term borrowings	718,464	10,156	5.73%	290,668	3,108	4.34%
Collateralized debt	892,633	11,111	5.05%	520,738	4,315	3.36%
Other long-term debt	264,723	5,988	9.17%	270,171	5,856	8.79%

Total interest-bearing liabilities	$5,114,519	$56,937	4.51%	$3,650,244	$27,953	3.11%
Noninterest-bearing liabilities:
Demand deposits	744,113			966,653
Other liabilities	286,812			292,407
Shareholders’ equity	518,515			503,633

Total liabilities and shareholders’ equity	$6,663,959			$5,412,937

Net interest income		$68,561			$60,213
Net interest income to average interest earning assets			4.58%			5.17%

Net interest income from discontinued operations		7,281			7,723

Net interest income from continuing operations		$61,280			$52,490

(1)	We do not show interest income on a tax equivalent basis because it is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses From Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended March 31, 2006 was $9.2 million, compared to $3.5 million for the same period in 2005. More information on this subject is contained in the section on “credit risk.”
Noninterest Income From Continuing Operations
     Noninterest income during the first quarter of 2006 totaled $13 million, compared to $18 million for the first three months of 2005. The decrease in 2006 versus 2005 related primarily to the home equity line of business where gains from sale of loans declined to $2 million in the first quarter of 2006 compared to $8 million during the same period in 2005. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Noninterest Expense From Continuing Operations
     Noninterest expenses for the three months ended March 31, 2006 totaled $52 million, compared to $55 million for the same period in 2005. This decline is primarily due to decreases in the home equity line of business variable compensation costs. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Income Tax Provision From Continuing Operations
     Income tax provision for the three month ended March 31, 2006 totaled $4.7 million, compared to tax provision of $4.5 million during the same period in 2005. Our effective tax rate was 36% during the first quarter of 2006.
Consolidated Balance Sheet Analysis
     Total assets at March 31, 2006 were $6.8 billion, up 2% from December 31, 2005. Average assets for the first quarter of 2006 were $6.7 billion, up 11% from the average assets for the year 2005. The growth in the consolidated average balance sheet reflects increases in portfolio loans and leases at the commercial banking, commercial finance and home equity lines of business. At March 31, 2006 and 2005 $1.2 billion of assets from our mortgage banking segment were reclassified to assets held for sale on our balance sheets, pending the planned sale of this segment.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
U.S. Treasury and government obligations	$—	$—
Obligations of states and political subdivisions	3,544	3,544
Mortgage-backed securities	27,719	28,331
Other	73,030	72,896

Total	$104,293	$104,771

     Included within the “other” category is $70 million of FHLBI and Federal Reserve Bank stock at March 31, 2006 and December 31, 2005, for which there is no readily determinable market value.
Loans Held For Sale
     Loans held for sale totaled $466 million at March 31, 2006, a decrease from a balance of $514 million at December 31, 2005. The reduction occurred primarily at our home equity line of business where mortgage loans held for sale declined by $49 million due to the net effect of decreased production, whole loan sales and runoff.

Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At March 31, 2006, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,118,143	$2,016,228
Real estate-construction	368,509	379,831
Real estate-mortgage	1,335,664	1,232,958
Consumer	27,462	31,718
Commercial financing
Franchise financing	491,847	462,413
Domestic leasing	255,871	237,968
Canadian leasing	320,246	313,581
Unearned income
Franchise financing	(137,353)	(125,474)
Domestic leasing	(35,911)	(33,267)
Canadian leasing	(38,628)	(38,013)

Total	$4,705,850	$4,477,943

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	9,193	27,307
Charge-offs	(7,257)	(20,201)
Recoveries	2,757	8,960
Reduction due to reclassification or sale of loans	(123)	(403)
Foreign currency adjustment	130	119

Balance at end of period	$63,923	$59,223

Assets Held for Sale
     At March 31, 2006 and 2005, $1.2 billion of assets from our mortgage banking segment were reclassified to assets held for sale on our balance sheet, pending the planned sale of this segment. This reclassification includes all assets that we intend to sell and does not include certain assets which we will not or cannot include in the sale such as FHLBI stock, FHLBI lender risk account, and cash.
Deposits
     Total deposits for the first quarter of 2006 averaged $4.0 billion compared to deposits for the year 2005 that averaged $3.9 billion. Demand deposits for the first quarter of 2006 averaged $744 million, a 25% decrease over the average balance for the year 2005. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company, which are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. At March 31, 2006, these escrow accounts were $0.4 billion relatively unchanged from December 31, 2005.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2006, institutional broker-sourced deposits totaled $0.6 billion, unchanged from December 31, 2005.
Short-Term Borrowings
     Short-term borrowings during the first quarter of 2006 averaged $718 million compared to an average of $421 million for the year 2005. Short-term borrowings declined to $743 million at March 31, 2006 compared to $997 million at December 31, 2005. The decrease in short-term borrowings at the end of the first quarter relative to year-end relates to a $0.3 billion securitized financing at the home equity lending line of business during the first quarter. Proceeds from this financing were used to pay down short-term borrowings.
     Federal Home Loan Bank borrowings averaged $335 million for the quarter ended March 31, 2006, with an average rate of 4.62% and the balance at March 31, 2006 was $272 million at an interest rate of 4.73%. The maximum outstanding during any month end during 2006 was $367 million. Federal Funds borrowings averaged $278 million for the quarter ended March 31, 2006, with an average rate of 4.13%. The balance at March 31, 2006 was $273 million at an interest rate of 4.58%. The maximum outstanding during any month end during 2006 was $280 million.
     Federal Home Loan Bank borrowings averaged $199 million for the quarter ended December 31, 2005, with an average rate of 3.56%. The balance at December 31, 2005 was $642 million at an interest rate of 4.39%. The maximum outstanding during any month end during 2005 was $642 million. Federal Funds borrowings averaged $126 million for the quarter ended December 31, 2006, with an average rate of 1.95%. The balance at December 31, 2005 was $290 million at an interest rate of 3.94%. The maximum outstanding at any month end during 2005 was $290 million.
Collateralized and Other Long-Term Debt
     Collateralized borrowings totaled $914 million at March 31, 2006, compared to $669 million at December 31, 2005. The increased debt relates to the securitized financing during the first quarter at our home equity lending line of business. The bulk of these borrowings have resulted from securitization structures that result in loans remaining as assets and debt borrowings being recorded on the balance sheet. The securitization debt represents match-term funding for these loans and leases.
     Other long-term debt totaled $249 million at March 31, 2006, compared to $270 million for December 31, 2005. The reduction in long-term debt relates to our call of the convertible trust preferred securities issued by IFC Capital Trust III on March 6, 2006. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. We had obligations represented by subordinated debentures at March 31, 2006 totaling $213 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are not consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.
Capital
     Shareholders’ equity averaged $519 million during the first quarter of 2006, up 8% compared to the average for the year 2005. Shareholders’ equity balance of $528 million at March 31, 2006 represented $17.76 per common share, compared to $17.90 at December 31, 2005. We paid $3.3 million in dividends in the first quarter of 2006, reflecting an increase of $0.01 per share compared to a year ago. As mentioned above, on March 9, 2006 1,013,938 shares of our common stock were issued upon conversion of trust preferred securities issued by IFC Capital Trust III. These additional shares added $20.2 million to our equity base during the quarter.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital	$699,523	$675,316
Tier 2 capital	132,596	154,128

Total risk-based capital	$832,119	$829,444

Risk-weighted assets	$6,443,860	$6,317,797
Risk-based ratios:
Tier 1 capital	10.9%	10.7%
Total capital	12.9	13.1
Tier 1 leverage ratio	10.5	10.3
Ending shareholders’ equity to assets	7.8	7.7
Average shareholders’ equity to assets	7.8	8.0
     At March 31, 2006, our total risk-adjusted capital ratio was 12.9% exceeding our internal minimum target of 11.75%. At December 31, 2005, our total risk-adjusted capital ratio was 13.1%. Our ending equity to assets ratio at March 31, 2006 was 7.8% compared to 7.7% at December 31, 2005. Our Tier 1 capital totaled $670 million as of March 31, 2006, or 10.7% of risk-weighted assets.
Cash Flow Analysis
     Our cash and cash equivalents decreased $12 million during the first quarter of 2006 compared to an increase of $57 million during the same period in 2005. Cash flows from operating activities provided $72 million in cash and cash equivalents in the first quarter of 2006 compared to the first quarter of 2005 when our operations used $210 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations. In a period in which loan production exceeds sales such as we had in the first quarter of 2005, operating cash flows will decrease reflecting our investment in cash generating assets. In the first quarter of 2006, our loans held for sale decreased $61 thousand, thus increasing the cash provided by operating activities.
Earnings Outlook
     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. Our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Prior to 2005, a meaningful amount of our earnings in many years came from our mortgage banking segment. In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. We believe that our mortgage banking line of business, particularly our servicing activities, have grown to a size where they can be managed and grown more effectively within another organization. At the same time, our opportunities in our other three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. This growth will require capital and management focus. Further, we believe this growth will contribute in a meaningful way to the Corporation’s future success. Our focus in 2006 and beyond will be to grow these three segments in a credit-worthy, profitable manner. We believe our earnings in 2005 were not indicative of the underlying potential of the Corporation and expect to be able to report substantially improved results in 2006 and subsequent years. In 2006, we will report the results of mortgage banking business as a discontinued operation.
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending

•	Mortgage Banking

     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended
	March 31,
	2006	2005
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$6,762	$5,469
Commercial Finance	2,891	696
Home Equity Lending	1,034	2,045
Mortgage Banking	(10,334)	(10,258)
Other (including consolidating entries)	(2,211)	(497)

Net loss	(1,858)	(2,545)
Discontinued Operations	(10,334)	(9,777)

Net Income from Continuing Operations	$8,476	$7,232

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$53,485	$38,048
Interest expense	(23,623)	(13,488)

Net interest income	29,862	24,560
Provision for loan and lease losses	(1,476)	(1,000)
Other income	4,268	4,381

Total net revenue	32,654	27,941
Operating expense	(21,471)	(18,755)

Income before taxes	11,183	9,186
Income taxes	(4,421)	(3,717)

Net income	$6,762	$5,469

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,189,066	$3,162,398
Securities and short-term investments	282,665	340,811 (1)
Loans and leases	2,766,534	2,680,220
Allowance for loan and lease losses	(25,554)	(24,670)
Deposits	2,903,327	2,797,635
Shareholder’s equity	201,485	195,381
Daily Averages:
Assets	$3,143,656	$3,025,717
Securities and short-term investments	311,128	453,361
Loans and leases	2,728,127	2,460,560
Allowance for loan and lease losses	(25,351)	(23,656)
Deposits	2,850,881	2,766,289
Shareholder’s equity	197,721	157,545

(1)	Includes $361 million of inter-company investments at December 31, 2005 that are eliminated in consolidation and are the result of excess liquidity at the commercial banking line of business due to deposit growth in excess of its asset deployment needs. The funds were redeployed in earning assets at our other lines of business. There were no such inter-company investments at March 31, 2006.

Overview
     Our commercial banking line of business focuses primarily on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	March 31,			December 31,
	2006			2005
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
	(Dollars in thousands)
Indianapolis	$552,555	20.0%	7.3%	$560,775	20.9%	7.0%
Western and Central Michigan	531,797	19.2	7.5	516,444	19.3	7.1
Southern Indiana	460,480	16.6	6.8	454,236	16.9	6.5
Phoenix	465,840	16.8	7.7	447,548	16.7	7.6
Las Vegas	112,580	4.1	7.8	112,761	4.2	7.5
Other	643,282	23.3	7.5	588,456	22.0	7.2

Total	$2,766,534	100%	7.4%	$2,680,220	100%	7.1%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon
Indianapolis	$244,429	9.7%	2.2%	$259,196	10.4%	2.1%
Western and Central Michigan	217,412	8.6	2.7	238,742	9.6	2.6
Southern Indiana	692,461	27.4	2.4	674,923	27.1	2.1
Phoenix	199,889	7.9	2.6	190,428	7.6	2.4
Las Vegas	417,958	16.6	3.8	413,541	16.6	3.5
Other	750,548	29.8	3.5	713,233	28.7	3.3

Total	$2,522,697	100.0%	3.0%	$2,490,063	100.0%	2.7%

Net Income
     Commercial banking net income totaled $6.8 million during the first quarter of 2006, compared to $5.5 million for the same period in 2005.

Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net interest income	$29,862	$24,560
Average interest earning assets	3,039,589	2,658,100
Net interest margin	3.98%	3.75%
     Net interest income was $30 million for the first quarter of 2006, an increase of 22% over first quarter of 2005. The 2006 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2006 was 3.98%, compared to 3.75% for the same period in 2005. The increase in 2006 margin reflect the redeployment of excess liquidity into loan assets in 2006, as compared to intra-company securities investments made in 2005.
Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $1.5 million during the first quarter of 2006, compared to a provision of $1.0 million during the same period in 2005. The increased provision relates primarily to loan growth. The $1.5 million of provision during the first quarter is relatively consistent with provision levels of $1.3 million, $1.4 million, and $1.6 million during fourth quarter, third quarter and second quarter of 2005, respectively. See further discussion in the “Credit Quality” section later in the document.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Trust fees	$491	$533
Service charges on deposit accounts	959	996
Insurance commissions, fees and premiums	649	533
Gain from sales of loans	429	808
Loan servicing fees	386	354
Amortization of servicing assets	(242)	(318)
Recovery of servicing assets	—	214
Derivative losses	—	(158)
Brokerage fees	308	301
Other	1,288	1,118

Total noninterest income	$4,268	$4,381

     Noninterest income during the first quarter of 2006 decreased 3% over 2005. This decrease was due primarily to lower gains from sales of loans in 2006 as a result of reduced originations of first mortgages. The commercial banking line of business has a first mortgage servicing portfolio totaling $465 million, principally a result of mortgage loan production in its south-central Indiana markets.

Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$13,488	$11,947
Other expenses	7,983	6,808

Total operating expenses	$21,471	$18,755

Efficiency ratio	62.9%	64.8%
Number of employees at period end(1)	597	547

(1)	On a full time equivalent basis.
     Operating expenses for the three months ended March 31, 2006 totaled $21 million, an increase of 14% over the same period in 2005. The increase in operating expenses is primarily due to increased compensation-related costs and premises and equipment costs due to our recent office expansions and support staff.
Balance Sheet
     Total assets for the quarter ended March 31, 2006 were $3.2 billion, unchanged from the year ended December 31, 2005. Earning assets for the quarter ended March 31, 2006 averaged $3.0 billion compared to $2.9 billion for the year 2005. Average core deposits for the first quarter of 2006 totaled $2.4 billion, a decrease of 3% over average core deposits in the fourth quarter 2005, reflecting increased price competition.
Credit Quality
     The allowance for loan losses increased $0.9 million from December 31, 2005 primarily related to loan growth. Nonperforming assets to total assets decreased in 2006 over 2005. The decline in nonperforming loans relate primarily to payoffs and credit improvements on a handful of loans classified as nonperforming at year end. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans	$17,421	$19,483
Other real estate owned	8,765	7,892

Total nonperforming assets	$26,186	$27,375

Nonperforming assets to total assets	0.82%	0.87%
Allowance for loan losses	$25,554	$24,670
Allowance for loan losses to total loans	0.92%	0.92%
Delinquency ratio	0.10	0.13

	March 31,
	2006	2005
For the Period Ended:
Provision for loan losses	$1,476	$1,000
Net charge-offs	591	412
Net charge-offs to average loans	0.09%	0.07%

     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	March 31,	December 31,
	2006	2005
Markets
Indianapolis	0.57%	0.58%
Western and Central Michigan	3.49%	3.76%
Southern Indiana	0.81%	0.24%
Phoenix	0.58%	0.60%
Las Vegas	0.00%	0.00%
Other	0.12%	0.16%

Total	0.95%	1.02%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$9,692	$7,612
Provision for loan and lease losses	(1,164)	(2,110)
Noninterest income	2,149	1,908

Total net revenue	10,677	7,410
Operating expense	(5,937)	(6,186)

Income before taxes	4,740	1,224
Income taxes	(1,849)	(528)

Net income	$2,891	$696

Selected Operating Data:
Net charge-offs	$747	$1,368
Net interest margin	4.67%	4.85%
Total funding of loans and leases	$120,082	$83,362
Loans sold	12,074	12,403

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$875,405	$831,657
Loans and leases	856,073	817,208
Allowance for loan and lease losses	(11,180)	(10,756)
Shareholder’s equity	71,884	71,568
Overview
     We established this line of business in 2000. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States.
     We provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel, with an average lease size of approximately $50 thousand in our portfolio, our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the financing of equipment and real estate are documented as loans and the loan amounts average approximately $500 thousand. The franchise channel may also finance real estate for select franchise systems.

Net Income
     During the three months ended March 31, 2006, the commercial finance line of business had net income of $2.9 million, compared to income of $0.7 million in the same period in the prior year. The 2006 improvement in earnings is attributable primarily to higher net interest income resulting from growth in the portfolio. In addition, the provision for loan and lease losses has improved in 2006 compared to 2005 due to improved credit quality.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months March 31,
	2006	2005
	(Dollars in thousands)
Net interest income	$9,692	$7,612
Average interest earning assets	841,260	635,996
Net interest margin	4.67%	4.85%
     Net interest income was $10 million for the quarter ended March 31, 2006, an increase of 27% over 2005. The improvement in net interest income resulted primarily from growth in our commercial finance portfolio. The total loan and lease portfolio has grown to $856 million at March 31, 2006, an increase of 5% over year-end 2005 and an increase of 33% over March 31, 2005. This line of business originated $120 million in loans and leases during the first quarter of 2006, compared to $83 million during the same period of 2005.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the first quarter of 2006 was 4.67% compared to 4.85% in 2005 for the same period. The decrease in 2006 margin is due primarily to increases in cost of funds without offsetting increases in yields due to competitive pressures.
Provision for Loan and Lease Losses
     The provision for loan and lease losses decreased to $1.2 million during the first three months in 2006 compared to $2.1 million for the same period in 2005. The decreased provisioning levels relate primarily to overall improvements in credit quality in the commercial finance portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Gain from sales of loans	754	679
Derivative losses, net	(53)	(146)
Other	1,448	1,375

Total noninterest income	$2,149	$1,908

     Noninterest income during the three months ended March 31, 2006 increased $0.2 million over the same period in 2005. Included in noninterest income were gains from sales of whole loans that totaled $0.8 million in the first quarter of 2006 compared to $0.7 million during the same period in 2005. Also included in noninterest income during first quarter 2006 and 2005 was $0.1 million of interest rate derivative losses in our Canadian operation related to asset-liability mismatches in our funding of that operation.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$5,166	$3,948
Other	771	2,238

Total operating expenses	$5,937	$6,186

Number of employees at period end (1)	177	172

(1)	On a full time equivalent basis.
     Operating expenses during the first quarter in 2006 totaled $5.9 million, a decrease of 4% over the same period in 2005. The increased salaries and benefits expense relates to the continued growth in this business, including variable compensation costs related to higher production levels, infrastructure and staffing development, and incentive compensation costs related to profitability. The decrease in other operating expense relates in part to the resolution of a contract dispute and related legal fees involving our franchise channel, the costs of which were included in the first quarter of 2005 results.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at March 31, 2006 of $4.8 million compared to $3.7 million as of December 31, 2005. Net charge-offs recorded by this line of business totaled $0.7 million for the first quarter of 2006 compared to $1.4 million for the first quarter of 2005. Our allowance for loan and lease losses at March 31, 2006 totaled $11.2 million, representing 1.31% of loans and leases, compared to a balance at December 31, 2005 of $10.8 million, representing 1.32% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans	$4,780	$3,700
Allowance for loan losses	11,180	10,756
Allowance for loan losses to total loans	1.31%	1.32%

	March 31,
	2006	2005
	(Dollars in thousands)
For the Period Ended:
Provision for loan losses	$1,164	$2,110
Net charge-offs	747	1,368
Annualized net charge-offs to average loans	0.36%	0.88%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Domestic franchise loans	$354,494	$336,939
Weighted average coupon	7.79%	7.82%
Delinquency ratio	0.19	0.37
Domestic leases	$219,961	$204,701
Weighted average coupon	10.77%	10.72%
Delinquency ratio	1.03	1.26
Canadian leases (1)	$281,618	$275,568
Weighted average coupon	8.84%	8.80%
Delinquency ratio	0.36	0.53

(1)	In U.S. dollars.

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$23,669	$20,433
Provision for loan and lease losses	(6,553)	(371)
Noninterest income	7,387	12,524

Total net revenues	24,503	32,586
Operating expenses	(22,771)	(29,167)

Income before taxes	1,732	3,419
Income taxes	(698)	(1,374)

Net income	$1,034	$2,045

Selected Operating Data:
Loan volume:
Lines of credit	$63,303	$92,326
Loans	221,072	337,288
Net home equity charge-offs to average managed portfolio	1.01%	0.87%
Gain on sale of loans to loans sold	1.38%	2.57%

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,651,316	$1,602,400
Home equity loans and lines of credit (1)	1,083,273	980,406
Allowance for loan losses	(26,944)	(23,552)
Home equity loans held for sale	464,490	513,231
Residual interests	7,900	15,580
Mortgage servicing assets	31,679	30,502
Short-term borrowings	749,106	920,636
Collateralized debt	698,497	452,615
Shareholders’ equity	150,995	151,677
Selected Operating Data:
Total managed portfolio balance	1,621,286	1,593,509
Delinquency ratio (2)	2.3%	3.0%
Weighted average coupon rate:
Lines of credit	10.57%	10.17%
Loans	10.37	10.18

(1)	Includes $758 million and $486 million of collateralized loans at March 31,2006 and December 31, 2005, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business originates, purchases, sells and services a variety of home equity lines of credit and fixed-rate home equity loan products nationwide. We periodically purchase servicing rights for home equity loans. We market our home equity products (generally using second mortgage liens) through a combination of brokers, direct marketing, the Internet, and correspondent channels. We seek creditworthy homeowners who are active credit users.
     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For example, all else being equal, those loans with loan-to-value ratios greater than 100% (high LTV or HLTVs) are priced with higher coupons than home equity loans with loan-to-value ratios less than 100% to compensate for increased expected losses through default. For the quarter ended March 31, 2006, HLTV home equity loans constituted 37% of our loan originations and 46% of our managed portfolio in this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
     For most of our home equity products, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. Approximately 69%, or $1.1 billion, of our home equity managed portfolio at March 31, 2006 was originated with early repayment fees, reflecting such customer choice.
     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90% are subject to a higher level of regulatory scrutiny. This regulation factors into our sale decisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of March 31, 2006:

			Weighted
			Average
	Amount	% of Total	Coupon
	(Dollars in thousands)
Home equity loans < 100% CLTV	$490,722	30.27%	8.30%
Home equity lines of credit < 100% CLTV	350,573	21.62	9.29

Total < 100% CLTV	841,295	51.89	8.71
Home equity loans > 100% CLTV	599,813	37.00	12.27
Home equity lines of credit > 100% CLTV	133,414	8.23	13.68

Total > 100% CLTV	733,227	45.23	12.53
First mortgages	37,157	2.29	7.11
Other (including discontinued products)	9,607	0.59	14.28

Total	$1,621,286	100.00%	10.43%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.6 billion) that we service and on which we carry credit risk. At March 31, 2006, we also serviced another $1.7 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended March 31,
Product	2006	2005
	(Funding amount in thousands)
First mortgage loans
Funding Amount	9,202	31,726
Weighted Average Disposable Income	4,460	4,576
Weighted Average FICO score	702	689
Weighted Average Coupon	8.04%	6.51%

Home equity loans up to 100% CLTV
Funding Amount	112,229	140,663
Weighted Average Disposable Income	5,466	5,478
Weighted Average FICO score	705	724
Weighted Average Coupon	9.81%	7.08%

Home equity loans up to 125% CLTV
Funding Amount	99,641	164,900
Weighted Average Disposable Income	4,297	4,215
Weighted Average FICO score	696	689
Weighted Average Coupon	12.26%	11.78%

Home equity lines of credit up to 100% CLTV
Funding Amount	58,515	79,618
Weighted Average Disposable Income	6,583	6,052
Weighted Average FICO score	700	691
Weighted Average Coupon	8.95%	7.41%

Home equity lines of credit up to 125% CLTV
Funding Amount	4,788	12,708
Weighted Average Disposable Income	5,115	4,590
Weighted Average FICO score	700	697
Weighted Average Coupon	14.16%	11.44%

All Products
Funding Amount	284,375	429,614
Weighted Average Disposable Income	5,246	5,086
Weighted Average FICO score	701	701
Weighted Average Coupon	10.50%	9.03%
Net Income
     Our home equity lending business recorded net income of $1.0 million during the three months ended March 31, 2006, compared to net income for the same period in 2005 of $2.0 million.
Net Revenue
     Net revenue for the three months ended March 31, 2006 totaled $25 million, compared to net revenue for the three months ended March 31, 2005 of $33 million. The decrease in revenues is primarily a result of higher loan loss provision and lower gains from loan sales.
     During the first quarter of 2006, our home equity lending business produced $284 million of home equity loans, compared to $430 million during the same period in 2005. The decline in volume principally reflects a decline in the retail channel. In April, we announced our intention to restructure the retail channel significantly due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. The table below shows our originations by channel for the periods shown:

	For the Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Total originations	$284,375	$429,614
Percent correspondent	31%	19%
Percent retail loans	25	40
Percent brokered (1)	26	24
Percent other	18	16
     Our home equity lending business had $1.5 billion of net loans and loans held for sale at March 31, 2006, unchanged from December 31, 2005. Included in the loan balance at March 31, 2006 were $758 million of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Net interest income	$23,669	$20,433
Provision for loan losses	(6,553)	(371)
Gain on sales of loans	1,933	8,268
Loan servicing fees	7,722	8,835
Amortization of servicing assets	(6,235)	(5,789)
Recovery (impairment) of servicing assets	574	(303)
Derivative gains	2,907	577
Other income	486	936

Total net revenue	$24,503	$32,586

     Net interest income increased to $24 million for the three months ended March 31, 2006, compared to $20 million for the same period in 2005. The increase in net interest income is a result of the growth of our on-balance sheet loan portfolio from $0.9 billion at March 31, 2005 to $1.5 billion at March 31, 2006.
     Provision for loan losses increased to $6.6 million during the quarter ended March 31, 2006 compared to $0.4 million during the same period in 2005. The increased provision relates to the buildup of the home equity on-balance sheet loan portfolio and the seasoning of the portfolio. In addition, approximately $2.9 million of the current period provision related to the acquisition of seasoned loans in conjunction with clean-up calls of previous asset-backed securitizations.
     We completed whole loan sales during the first quarter of 2006 of $140 million resulting in a gain on sale of loans of $2 million, compared to loans sales of $322 million resulting in $8 million in gain on sale of loans during the same period in 2005. The gain on sales of loans relative to the principal balance of loans sold decreased during the first quarter of 2006 compared to the same period in 2005 due to product mix and related loan yields.
     Whole loan sales are cash sales for which we receive a premium, periodically record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized on a contingent basis as pre-established performance metrics are met and cash is due. At March 31, 2006, we were receiving incentive fees for two transactions that had met these performance metrics. During the first quarter of 2006, we collected $1.4 million in cash from these ISFs, compared to $0.3 million during the year-earlier period. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”

     Loan servicing fees totaled $8 million during the first quarter of 2006 compared to $9 million during the same period in 2005. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $2.4 billion at both March 31, 2006 and 2005, respectively.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Servicing asset amortization and impairment expense totaled $6 million during the first quarter of 2006, unchanged from the three months ended March 31, 2005.
     Derivative gains increased to $2.9 million in the first quarter of 2006 compared to $0.6 million in the same period in 2005. We originate fixed rate loans that are susceptible to decreases in value in a period of increasing interest rates. To protect against such decreases, we enter into derivative contracts. The increase in derivative gains in 2006 versus 2005 is primarily the result of the rising interest rate environment.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$13,600	$19,248
Other	9,171	9,919

Total operating expenses	$22,771	$29,167

Number of employees at period end (1)	611	651

(1)	On a full time equivalent basis.
     Operating expenses were $23 million for the three months ended March 31, 2006, compared to $29 million for the same period in 2005. Operating expenses include compensation expense related to long term compensation plans at the home equity lending line of business totaling $4 million during the first quarter of 2005, which we did not have in 2006. Operating expenses in the first quarter of 2006 also reflect fewer employees and reduced production, particularly in our retail channel, which led to a decrease in variable compensation plan expense.
Home Equity Servicing
     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $3.3 billion at March 31, 2006 compared to $3.1 billion at December 31, 2005. For whole loans sold with servicing retained totaling $1.0 billion and $1.1 billion at March 31, 2006 and December 31, 2005, respectively, we capitalized servicing fees including rights to future early repayment fees. The servicing asset at March 31, 2006 was $32 million, up from $31 million at December 31, 2005 reflecting a securitized financing and a purchase of $6.8 million of servicing rights, net of amortization and run-off.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.5 billion of loans originated, generally since 2002, and held on balance sheet either as loans held for investment or loans held for sale, and $0.1 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.
     Where applicable, we also have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.9 billion of loans at March 31, 2006 and $1.0 billion at December 31, 2005 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold affects the valuation of the incentive servicing fee, we do not have direct credit risk in these pools.

	March 31,	December 31,	March 31,
	2006	2005	2005
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,621,286	$1,593,509	$1,159,076
30 days past due	2.29%	3.04%	3.69%
90 days past due	0.93	1.10	1.44
Annualized QTD Net Chargeoff Rate	1.01	0.35	0.87

Unsold Loans
Total Loans (1)	$1,538,370	$1,480,224	$872,847
30 days past due	1.90%	2.23%	1.82%
90 days past due	0.80	0.86	0.75
Annualized QTD Net Chargeoff Rate	0.84	0.26	0.15
Loan Loss Reserve	$26,944	$23,552	$11,364

Owned Residual
Total Loans	$82,917	$113,286	$286,229
30 days past due	9.64%	13.60%	9.38%
90 days past due	3.25	4.32	3.53
Annualized QTD Net Chargeoff Rate	3.62	1.34	2.98
Residual Undiscounted Losses	$430	$930	$7,260

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$871,348	$972,775	$919,830
30 days past due	3.42%	4.30%	2.87%
90 days past due	1.36	1.74	1.17

(1)	Excludes deferred fees and costs.
     The managed portfolio amounts listed above include those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

Mortgage Banking
     On January 25, 2006 we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. We have presented this segment as discontinued operations for all periods presented. Therefore these assets have been reported as assets held for sale. The income (loss), net of tax, of this segment has been reported below net income from continuing operations on the income statements.
     The following table shows selected financial information for our mortgage banking line of business:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,281	$7,723
(Provision for) recovery of loan loss	(47)	189
Noninterest income	1,959	17,862

Total net revenue	9,193	25,774
Operating expense	(26,410)	(42,478)

Income before taxes	(17,217)	(16,704)
Income taxes	6,883	6,446

Net income	$(10,334)	$(10,258)

Selected Operating Data:
Mortgage loan originations	$2,245,676	$2,812,411
Servicing sold as a % of originations	58%	109%

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,279,078	$1,306,041
Mortgage loans held for sale	766,502	779,966
Mortgage servicing assets	266,955	261,309
Deposits	433,673	412,444
Short-term borrowing	420,781	467,470
Shareholder’s equity	139,640	125,888
Selected Operating Data:
Servicing portfolio:
Balance at end of period	18,388,160	18,265,288
Weighted average coupon rate	5.84%	5.79%
Weighted average servicing fee	0.35	0.35
Overview
     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending.
     We sell servicing rights periodically for many reasons, including income recognition, cash flow, capital management and servicing portfolio management. Servicing rights sales occur at the time the underlying loans are sold to an investor (in flow sales) or in pools from our seasoned servicing portfolio (in bulk sales). During the first quarter of 2006 and 2005, we chose to sell the servicing asset associated with the majority of our current originations. We made this decision due to a desire to lower our interest rate risk from the servicing portfolio, as well as to decrease servicing assets as a percentage of our consolidated balance sheet. This differs from our actions in the early part of this decade when we added to the portfolio as rates reached historic lows.
     In January 2006, we announced that we were considering strategic alternatives for the conventional first mortgage business, including the potential sale of the mortgage banking line of business. We have since narrowed our focus to exiting this segment and are pursuing a sale of the business. We believe that our mortgage banking line of business, particularly our servicing activities, have grown to a size where we believe they can be managed and grown more effectively within another organization. We are actively searching for an alternative home for the segment and its employees. As a result, we are reporting on the mortgage banking segment throughout this report as “discontinued operations.”
Net Income
     Our mortgage banking line of business reported a net loss for the three months ended March 31, 2006 of $10.3 million, unchanged from the same period in 2005. The mortgage banking results reflect significant losses on derivatives associated with our mortgage servicing asset risk management activities and a shift in production channel mix that have lower profit margins.

Net Revenue
     Mortgage banking net revenue for the quarter ended March 31, 2006 totaled $9 million compared to $26 million for the same period in 2005. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$7,281	$7,723
(Provision for) recovery of loan losses	(47)	189
Gain on sales of loans	15,349	24,973
Servicing fees	17,520	25,625
Amortization expense	(13,400)	(21,210)
Recovery of impairment on servicing assets	3,740	32,489
Loss on derivatives	(21,959)	(47,384)
(Loss) gain on sales of servicing assets	(23)	1,185
Other income	732	2,184

Total net revenue	$9,193	$25,774

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the first quarter in 2006 totaled $7 million compared to $8 million for the first quarter in 2005. The decrease in net interest income in 2006 is a result of lower margins caused by higher short term borrowing rates as well as decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.
     Gain on sale of loans includes net revenues from three principal sources:
•	the valuation of newly-created mortgage servicing rights;

•	net loan origination fees which are recognized when loans are pooled and sold into the secondary mortgage market; and,

•	changes in fair value of forward contracts and interest rate lock commitments.
     Gain on sale of loans for the three months ended March 31, 2006 totaled $15 million, compared to $25 million for the same period in 2005, a decrease of 39%. This decrease is attributable to the sale of most of our retail branches during the early part of 2005, reduced secondary market margins, and reduced pricing power on the part of originators.
     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $18 million for the first quarter of 2006, a decrease of 32% from first quarter of 2005, primarily reflecting the decline in the size of the servicing portfolio.
     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing cash flows to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $13 million for the three months ended March 31, 2006, compared to $21 million during the first three months of 2005. The decrease in amortization expense relates primarily to the decrease in the servicing portfolio and reduced prepayment speeds.
     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. Recovery of servicing assets is recorded as impairment expense is reversed up to the lower-of-cost-or-market (LOCOM) cap. We determined fair value at March 31, 2006, through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent models. Recovery of servicing assets totaled $4 million during the first quarter of 2006, compared to recovery of $32 million during the same period of 2005. The fluctuations in impairment recovery are primarily attributable to changes in actual or expected prepayment speeds due to interest rate changes.

     The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The recovery in the first quarter of 2006 was more than offset by derivative losses of $22 million. Derivative losses of $47 million were recorded during the first quarter of 2005. See the discussion of “Derivative Financial Instruments” in our Risk Management section for additional information on our risk management activities.
     Our mortgage servicing net impairment and related risk management results were unfavorable during the first quarter of 2006 and led to a net impairment of $18 million. In January, when we announced our consideration of strategic alternatives for our conventional mortgage segment, we modified our mortgage segment asset hedging strategy by hedging the economic value of the asset, rather than the lower-of-cost-or-market (LOCOM) capped value as had been our practice. This new hedge strategy was correlated well with our modeled asset value throughout the quarter. However, as we solicited broker price opinions to value our asset at quarter end, we learned that, in their opinion, the likely trading value of the asset had not increased as much as expected during the quarter, despite a meaningful increase in interest rates, due principally to market conditions and assumptions on future prepayment speeds. Due to our change in posture for the mortgage segment during the quarter, from an on-going operations to a discontinued operation, we chose to weight these broker price opinions into our quarter-end valuation in a greater degree than normal, resulting in less recovery of servicing rights impairment than would otherwise be the case. In addition, our asset impairment reversal during the quarter was constrained due to the LOCOM cap under SFAS 140 and, therefore the full value of our mark-to-market was not reflected in the asset’s carrying value at March 31, 2006.
     We had no bulk servicing sales during the first quarter of 2006. This compares to bulk servicing sales of $1.3 billion during the same period in 2005, generating a $1.2 million pre-tax gain. We carry our servicing assets on the balance sheet at the lower-of-cost-or-market.

Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended March 31,
	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$12,467	$17,181
Incentive and commission pay	1,908	6,687
Other expenses	12,035	18,610

Total operating expenses	$26,410	$42,478

Number of employees at period end (1)	835	1,222

(1)	On a full time equivalent basis
     Operating expenses for the three months ended March 31, 2006 totaled $26 million, a 38% decrease over the same period in 2005. Salaries and employee benefits including incentive and commission pay declined 40% during the first quarter of 2006 compared to the same period in 2005. These decreases in operating expenses reflect significant decreases in production activities during the first quarter of 2006 versus the same period in 2005.
Mortgage Servicing
     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2006	2005
	(Portfolio in billions)
Beginning servicing portfolio	$18.3	$26.2
Mortgage loan closings(1)	2.2	10.6
Bulk sales of servicing rights	—	(6.2)
Flow sales of servicing rights	(1.3)	(6.8)
Run-off(2)	(0.8)	(5.5)

Ending servicing portfolio	$18.4	$18.3

Number of loans (end of period)	144,742	142,956
Average loan size	$127,041	$127,769
Weighted average coupon	5.84%	5.79%
Percent Government National Mortgage Association
(GNMA) and state housing programs	26	26
Percent conventional and other	74	74
Delinquency ratio	4.0	5.4
Mortgage servicing assets to related servicing portfolio(3)	1.43	1.41

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.
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
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $2.2 million for the three months ended March 31, 2006, compared to a loss of $0.5 million during the same period in 2005. The increased loss related principally to $1.1 million write-off of unamortized debt issuance costs associated with IFC Capital Trust III which was called during the first quarter. Results at the parent company include operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2006, we allocated $3.4 million of these expenses to our subsidiaries, compared to $4.4 million during the first quarter of 2005. Also included in the parent company results was a valuation adjustment recorded at Irwin Ventures during the first quarter of 2006 to adjust the carrying value of one of its investments to market value. This adjustment resulted in a write up of approximately $255 thousand during the quarter.
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
     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer with expertise specific to the product line. The segments manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports to the Chief Risk Officer, who reports directly to the Audit and Risk Management Committee.
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
     Net charge-offs for the three months ended March 31, 2006 were $4.5 million, or 0.4% of average loans, compared to $2 million, or 0.2% of average loans during the same period in 2005. The increase in charge-offs and allowance is a result of portfolio growth and seasoning in our home equity business. At March 31, 2006, the allowance for loan and lease losses was 1.4% of outstanding loans and leases, compared to 1.3% at year-end 2005.
     Total nonperforming loans and leases at March 31, 2006, were $36 million compared to $37 million at December 31, 2005. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2006 were 0.8%, unchanged from December 31, 2005. Other real estate we owned totaled $17 million at March 31, 2006, up from $15 million at December 31, 2005. We also include in our nonperforming assets category nonperforming loans held for sale at the mortgage banking line of business that are not guaranteed, which increased to $1.4 million at March 31, 2006 compared to $1.0 million at December 31, 2005. Total nonperforming assets at March 31, 2006 were $55 million, or 0.8% of total assets compared to nonperforming assets at December 31, 2005 of $54 million, or 0.8% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2006	2005
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Real estate mortgages	$—	$222
Consumer loans	1	233
Commercial financing
Domestic leasing	123	73
Foreign leasing	5	71

	129	599

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	15,605	17,693
Real estate mortgages	14,602	14,237
Consumer loans	1,336	1,335
Commercial financing
Franchise financing	1,782	720
Domestic leasing	1,166	1,383
Foreign leasing	1,704	1,452

	36,195	36,820

Total nonperforming loans and leases	36,324	37,419

Nonperforming loans held for sale not guaranteed	1,373	965
Other real estate owned	16,888	15,226

Total nonperforming assets	$54,585	$53,610

Nonperforming loans and leases to total loans and leases	0.8%	0.8%

Nonperforming assets to total assets	0.8%	0.8%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and interest. The $55 million in nonperforming assets at March 31, 2006 were held at our lines of business as follows (dollars in millions):

		March 31,
		2006
•	Commercial banking	$26
•	Commercial finance	5
•	Home equity ending	17
•	Mortgage banking (discontinued operations)	7
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

     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2006, the ratio of loans (which excludes loans held for sale) to total deposits was 115%.
     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans is for the brief period of time from origination to sale/securitization. In the first quarter of 2006, the home equity lending line of business produced $0.3 billion and home equity loan sales totaled $0.1 billion, thus requiring increases in funding facilities for this line of business of $0.2 billion.
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
     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits exclude jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.5 billion at March 31, 2006, unchanged from December 31, 2005.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2006, these deposit types totaled $2.1 billion, an increase of $0.1 billion from December 31, 2005. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2006, CDs issued directly to customers totaled $0.5 billion, up $0.1 billion from December 31, 2005. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks with no direct customer relationship established.. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at March 31, 2006, and had an average remaining life of 12 months, as compared to $0.6 billion outstanding with a 13 month average remaining life at December 31, 2005.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At March 31, 2006, these escrow balances totaled $0.4 billion, unchanged from December 31, 2005. Upon the sale of our first mortgage subsidiary, escrow deposit balances will decrease significantly. Since virtually all escrow deposits are funding our mortgage subsidiary’s assets, the income benefit of these inexpensive deposits is now reflected in discontinued operations.
     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2006, FHLBI borrowings outstanding totaled $272 million, a $370 million decrease from December 31, 2005. We had sufficient collateral pledged to FHLBI at March 31, 2006 to borrow an additional $0.6 billion, if needed. Upon the sale of our first mortgage subsidiary, FHLBI-eligible collateral will decrease significantly. Management has plans to increase its pool of FHLBI- eligible collateral from other segments and, as necessary, to replace this source of funding with other funding sources via deposit-raising initiatives in our commercial banking segment; through increased warehouse facility borrowing; and as necessary through additional securitization financing and brokered CD issuance.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At March 31, 2006, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund primarily home equity loans: $123 million outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: $44 million outstanding on a $100 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines.$38 million outstanding out of $225 million available but not committed

•	Fed funds lines with non-correspondent banks in which $235 million were outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $205 million outstanding on $334 million of borrowing facilities
     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At March 31, 2006, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:
•	Committed warehouse sale facility: $186 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: none unsettled on a $150 million facility

•	Investor warehouse sale facility: $77 million unsettled

Interest Rate Risk
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.
     An asset/liability management committee (ALMC) at each of our interest-rate sensitive lines of business monitors the repricing structure of assets, liabilities and off-balance sheet items and uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. Our corporate-level ALMC oversees the interest rate risk profile of all of our lines of business as a whole and is represented at each of the line of business ALMCs. We incorporate many factors into the financial model, including prepayment speeds, prepayment fee income, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, embedded optionality and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly and enhance modeling tools as needed.
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
     Pursuit of the last goal may result in the economic value of MSR increasing without offsetting hedge losses. However, in order to capture this economic value in earnings, MSR sales must occur. Finally, as noted earlier, when we announced our consideration of strategic alternatives for our conventional mortgage segment, we modified our mortgage segment asset hedging strategy by hedging the economic value of the asset, rather than the lower-of-cost-or-market (LOCOM) capped value as had been our practice. Due to this strategy, we changed our posture with regard to the fourth item above, wherein we were willing, given the “asset-held-for-sale” status of the segment’s servicing asset, to incur hedge losses in excess of accounting-based (LOCOM-capped) impairment reversals, on the assumption that any economic gain above the LOCOM cap would ultimately be realized in sale proceeds.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2006 for continuing operations. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2006, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern or management actions that might be taken in the future under asset/liability management as interest rates change.

•	The information in the tables below both as of 3/31/06 and 12/31/05 exclude the interest rate sensitivity of our first mortgage subsidiary. Note that these tables only include the market values and sensitivities of interest-sensitive assets and liabilities.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which has not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/—2%” and “+/—1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.
Economic Value Change Method

	Present Value at March 31, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,166,843	$5,115,372	$5,058,819	$4,994,663	$4,935,852
Loans held for sale	478,601	474,641	467,663	458,365	447,851
Mortgage servicing rights	33,910	37,950	42,460	46,959	48,890
Residual interests	8,146	8,019	7,900	7,786	7,652
Interest sensitive financial derivatives	(17,597)	(7,660)	2,726	13,691	24,609

Total interest sensitive assets	5,669,903	5,628,322	5,579,568	5,521,464	5,464,854

Interest Sensitive Liabilities
Deposits	(3,565,090)	(3,536,980)	(3,516,936)	(3,498,460)	(3,482,491)
Short-term borrowings (1)	(713,938)	(710,567)	(708,109)	(705,747)	(703,457)
Long-term debt	(919,065)	(910,377)	(897,750)	(879,761)	(861,920)

Total interest sensitive liabilities	(5,198,093)	(5,157,924)	(5,122,795)	(5,083,968)	(5,047,868)
Net market value as of March 31, 2006	$471,810	$470,398	$456,773	$437,496	$416,986

Change from current	$15,037	$13,625	$—	$(19,277)	$(39,787)

Net market value as of December 31, 2005	$409,652	$414,090	$400,317	$377,687	$353,231

Potential change	$9,335	$13,773	$—	$(22,630)	$(47,086)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document
GAAP-Based Value Change Method

	Present Value at March 31, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	465,812	465,812	465,812	456,514	445,999
Mortgage servicing rights	28,938	32,880	35,575	39,202	40,782
Residual interests	8,146	8,019	7,900	7,786	7,652
Interest sensitive financial derivatives	(15,422)	(5,485)	4,901	15,866	26,784

Total interest sensitive assets	487,474	501,226	514,188	519,368	521,217

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of March 31, 2006	$487,474	$501,226	$514,188	$519,368	$521,217

Potential change	$(26,714)	$(12,962)	$—	$5,180	$7,029

Net market value as of December 31, 2005	$547,531	$556,247	$564,387	$560,897	$555,312

Potential change	$(16,856)	$(8,140)	$—	$(3,490)	$(9,075)

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
     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer (CRO), who in turn reports to the Audit and Risk Management Committee of our Board of Directors and who chairs our Enterprise-Wide Risk Management Committee. We recently filled the position of CRO after our previous CRO became the Chief Financial Officer of one of our lines of business. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our Chief Risk Officer. We have developed risk and control summaries (risk summaries) for our key business processes. Line of business and corporate-level managers use the risk summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes-Oxley Act and Federal Deposit Insurance Corporation Improvement Act.
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2006 and December 31, 2005, respectively, were $1.0 billion and $1.1 billion. We had $23 million and $20 million in irrevocable standby letters of credit outstanding at March 31, 2006 and December 31, 2005, respectively.

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
     We have interest rate swaps that have a notional amount (which does not represent the amount of risk) of $254 million to hedge fixed rate certificate of deposits. We recognized a loss in “derivative gains (losses)” of $453 thousand and $36 thousand for the three months ended March 31, 2006 and 2005, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or six-month LIBOR.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation) that are denominated in Canadian dollars. We had a notional amount of $55 million in forward contracts outstanding as of March 31, 2006. For the three months ending March 31, 2006 and 2005, we recognized a gain of $0.4 million and loss of $0.1 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. The foreign currency transaction loss on the intercompany loans was $0.2 million and transaction gain of $0.1 million for the three months ended March 31, 2006 and 2005, respectively.
     In our home equity business, we enter into Eurodollar futures contracts to protect the value of the loans against increasing interest rates from the time of origination until the time a loan is sold or delivered into a securitization funding source. At March 31, 2006, a notional amount of $3.5 billion of Eurodollar futures was outstanding. We also have a $110 million amortizing interest rate cap to protect the interest rate exposure created by the 2006-1 securitization in which floating rate notes are funding fixed rate home equity loans. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. The gain on these activities for the three months ending March 31, 2006 and 2005, respectively, totaled $2.0 million and $0.6 million.
     Also in our home equity business, we also have a $79 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $0.8 million was amortized through interest expense during the matching periods.
     We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the three months ended March 31, 2006 and 2005, a net decrease in fair value of these derivatives totaling $5.9 million and $4.5 million was recorded in “Gain from sale of loans.” At March 31, 2006, we had a notional amount of rate lock commitments outstanding totaling $1.0 billion. Notional amounts do not represent the amount of risk.
     Our commercial finance line of business delivers fixed rate leases into conduits that fund them with floating rate commercial paper, which creates an interest rate risk mismatch.

•	We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of March 31, 2006, the commercial paper conduit was providing $152 million of variable rate funding. In total, our interest rate swaps were effectively converting $154 million of this funding to a fixed interest rate. The losses on these swaps for the three months ended March 31, 2006 and 2005 were $0.1 million and $0.3 million, respectively.
     In our first mortgage business, we enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $1.2 billion at March 31, 2006. The closed mortgage loans hedged by forward contracts qualify for “fair value” hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at year end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts for the three months ended March 31, 2006 was $8.3 million and the hedge ineffectiveness for the year resulted in a loss of $0.8 million. The unrealized gain on our forward contracts for the three months ended March 31, 2005 was $4.7 million and the hedge ineffectiveness for the year resulted in a loss of $1.0 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”
     We manage the interest rate risk associated with our mortgage servicing rights through the use of mortgage backed security TBA’s (“to be announced” securities), TBA options, swaps, swaptions, options on US Treasury securities and Eurodollar futures contracts. Both the options and futures contracts are marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At March 31, 2006, we held swaption positions with a notional amount totaling $3.4 billion. For the three months ended March 31, 2006, we recorded losses on swaptions, including premiums paid, of $25 million. At March 31, 2005, we held swaption positions with a notional amount totaling $6 billion, and losses totaling $49 million. We held Eurodollar futures contracts with a notional value of $12.5 billion (which does not represent the amount at risk) at March 31, 2006, and we recorded gains of $3 million on these contracts held during the first quarter. We held no Eurofutures contracts at March 31, 2005, but we recorded gains of $1.4 million on contracts held during the first quarter. The size and mix of these positions change during the quarter, so period-end positions may not be indicative of our net risk exposure throughout the quarter.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 52 through 54.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2006.
     Internal Control Over Financial Reporting – In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-K for the year ended December 31, 2005, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 13, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     Silke v. Irwin Mortgage Corporation (lawsuit filed in the Marion County, Indiana, Superior Court in April 2003, seeking class action status, alleging Irwin Mortgage, our indirect subsidiary, charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans).
     Developments: On February 23, 2006, the Court ordered that class notice be mailed.

     Litigation Related to NorVergence, Inc. (complaints, lawsuits and investigations in various jurisdictions in connection with the failure of NorVergence, Inc., a telecommunications company that assigned its leases to Irwin Commercial Finance Corporation, Equipment Finance (“Equipment Finance”), our indirect subsidiary, and other lenders; the actions against the lenders, including Equipment Finance, seek to void the lease contracts and stop collection efforts).
     Developments: In Exquisite Caterers, LLC et al. v. Popular Leasing et al., a lawsuit filed in the Superior Court of New Jersey, Monmouth County, and amended to include Equipment Finance and others on September 1, 2004, Equipment Finance has reached an agreement in principle with Equipment Finance’s New Jersey NorVergence lessees, subject to court approval, that would offer these New Jersey class members a substantial discount on their lease obligations in exchange for dismissal of Equipment Finance from the Exquisite Caterers lawsuit. This agreement in principle, our agreements with state attorneys general and recent favorable court rulings have significantly reduced the risk that damages might be awarded against Equipment Finance in NorVergence-related litigation, leading us to consider the NorVergence matters as nonmaterial.
     Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company (suit filed on August 12, 2005 seeking class action status against our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”) in the United States district Court for the Northern District of California alleging violations of the Fair Credit Reporting Act).
     Developments: In response to Irwin’s motion to dismiss filed on October 18, 2005, the court dismissed the plaintiffs’ complaint with prejudice on March 23, 2006. Plaintiffs filed an appeal in the United States Court of Appeals for the 9th Circuit on April 13, 2006.
     White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (suit filed on January 5, 2006 seeking class action status against our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) in the Circuit Court for Baltimore City, Maryland, alleging violations of the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act).
     Developments: On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court after Irwin had removed the action to federal court.
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

Item 6. Exhibits.

Exhibit Number	Description of Exhibit
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, May 4, 2005. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for the quarter ended June 30, 2005, File No. 001-16691.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan revised August 24, 2005 (Incorporated by reference to Exhibit 10.7 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

Exhibit Number	Description of Exhibit

10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.25	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.26	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.27	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 3 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.28	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 4 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.29	*Irwin Home Equity Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 5 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.30	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.31	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 7 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.32	*Irwin Capital Holdings Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 10.25 to Form 10-Q Report for period ended March 31, 2002, File No. 000-06835.)

10.33	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.34	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

Exhibit Number	Description of Exhibit

10.35	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.36	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.37	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005. (Incorporated by reference to Exhibit 10.38 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.39	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.40	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.42	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.43	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.44	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.45	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 9, 2006	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER CHIEF FINANCIAL OFFICER

By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)