Form 10-Q
period 2006-06-30
IRWIN FINANCIAL CORP
filed 2006-08-02
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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
☐ Yes ☑ No
As of July 28, 2006, there were outstanding 29,757,943 common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION
Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3	Quantitative and Qualitative Disclosures About Market Risk	58
Item 4	Controls and Procedures	58
PART II	OTHER INFORMATION
Item 1	Legal Proceedings	58
Item 4	Submission of Matters to a Vote of Security Holders	59
Item 6	Exhibits	60
	Signatures	63
Irwin Financial Corporation Amended and Restated Short Term Incentive Plan
Irwin Commercial Finance Amended and Restated Short Term Incentive Plan
Irwin Home Equity Amended and Restated Short Term Incentive Plan
Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan
Certification Pursuant to Section 302 - CEO
Certification Pursuant to Section 302 - CFO
Certification of the CEO under Section 906
Certification of the CFO under Section 906

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$154,619	$155,417
Interest-bearing deposits with financial institutions	45,226	44,430
Residual interests	15,036	22,116
Investment securities- held-to-maturity (Fair value: $17,245 at June 30, 2006 and $17,031 at December 31, 2005)	17,579	17,046
Investment securities- available-for-sale	111,010	100,296
Loans held for sale	148,561	513,554
Loans and leases, net of unearned income — Note 4	4,909,930	4,477,943
Less: Allowance for loan and lease losses — Note 5	(66,921)	(59,223)

	4,843,009	4,418,720
Servicing assets — Note 6	33,308	34,445
Accounts receivable	38,557	83,369
Accrued interest receivable	21,993	21,925
Premises and equipment	32,542	29,721
Other assets	96,850	86,572
Assets held for sale — Note 2	957,701	1,118,913

Total assets	$6,515,991	$6,646,524

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$801,861	$754,778
Interest-bearing	1,766,501	1,921,369
Certificates of deposit over $100,000	1,299,991	1,222,846

	3,868,353	3,898,993
Short-term borrowings — Note 7	753,880	997,444
Collateralized debt — Note 8	854,233	668,984
Other long-term debt — Note 9	249,360	270,160
Other liabilities	173,721	210,773
Liabilities held for sale — Note 2	86,863	87,836

Total liabilities	5,986,410	6,134,190

Commitments and contingencies — Note 14
Shareholders’ equity	—	—
Preferred stock, no par value — authorized 4,000,000 shares; none issued
Common stock, no par value — authorized 40,000,000 shares; issued 29,748,973 shares as of June 30, 2006 and 29,612,080 as of December 31, 2005; 993,643 shares in treasury as of December 31, 2005	113,890	112,000
Additional paid-in capital	—	—
Deferred compensation	—	(759)
Accumulated other comprehensive income, net of deferred income tax credit of $144 at June 30, 2006 and liability of $71 as of December 31, 2005	4,037	3,448
Retained earnings	411,654	418,784

	529,581	533,473
Less treasury stock, at cost	—	(21,139)

Total shareholders’ equity	529,581	512,334

Total liabilities and shareholders’ equity	$6,515,991	$6,646,524

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$105,096	$71,794
Loans held for sale	9,804	9,781
Residual interests	321	1,994
Investment securities	1,711	1,403
Federal funds sold	21	178

Total interest income	116,953	85,150

Interest expense:
Deposits	34,619	18,124
Short-term borrowings	3,393	2,555
Collateralized debt	11,596	4,484
Other long-term debt	4,130	4,168

Total interest expense	53,738	29,331

Net interest income	63,215	55,819
Provision for loan and lease losses — Note 5	6,826	8,966

Net interest income after provision for loan and lease losses	56,389	46,853
Other income:
Loan servicing fees	10,849	10,445
Amortization of servicing assets — Note 6	(6,052)	(8,108)
Recovery of servicing assets — Note 6	409	356

Net loan administration income	5,206	2,693
(Loss) gain from sales of loans	(3,591)	4,535
Trading (losses) gains	(492)	2,316
Derivative gains, net	672	248
Other	5,910	5,877

	7,705	15,669

Other expense:
Salaries	28,372	26,479
Pension and other employee benefits	7,627	6,540
Office expense	2,190	2,196
Premises and equipment	5,398	5,031
Marketing and development	722	1,445
Professional fees	2,444	2,078
Other	4,062	9,239

	50,815	53,008

Income before income taxes from continuing operations	13,279	9,514
Provision for income taxes	5,221	4,245

Net income from continuing operations	8,058	5,269

Loss from discontinued operations, net of $3,447 and $6,364 income tax credit, respectively — Note 2	(5,187)	(8,680)

Net income (loss)	$2,871	$(3,411)

Earnings per share from continuing operations: — Note 11
Basic	$0.27	$0.18

Diluted	$0.27	$0.18

Earnings per share: — Note 11
Basic	$0.10	$(0.12)

Diluted	$0.09	$(0.12)

Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$202,981	$137,120
Loans held for sale	21,210	17,996
Residual interests	843	4,333
Investment securities	3,039	2,633
Federal funds sold	48	228

Total interest income	228,121	162,310

Interest expense:
Deposits	64,299	32,798
Short-term borrowings	7,499	3,986
Collateralized debt	22,707	8,798
Other long-term debt	9,121	8,418

Total interest expense	103,626	54,000

Net interest income	124,495	108,310
Provision for loan and lease losses — Note 5	16,019	12,447

Net interest income after provision for loan and lease losses	108,476	95,863
Other income:
Loan servicing fees	18,957	19,763
Amortization of servicing assets — Note 6	(12,528)	(14,216)
Recovery of servicing assets — Note 6	983	267

Net loan administration income	7,412	5,814
(Loss) gain from sales of loans	(823)	14,087
Trading (losses) gains	(265)	2,796
Derivative gains, net	3,439	350
Other	11,404	10,801

	21,167	33,848

Other expense:
Salaries	54,902	55,473
Pension and other employee benefits	15,400	13,919
Office expense	4,284	4,185
Premises and equipment	10,394	10,801
Marketing and development	1,390	2,774
Professional fees	4,818	5,488
Other	11,966	15,807

	103,154	108,447

Income before income taxes from continuing operations	26,489	21,264
Provision for income taxes	9,955	8,764

Net income from continuing operations	16,534	12,500

Loss from discontinued operations, net of $10,330 and $12,488 income tax credit, respectively — Note 2	(15,521)	(18,457)

Net income (loss)	$1,013	$(5,957)

Earnings per share from continuing operations: — Note 11
Basic	$0.56	$0.44

Diluted	$0.56	$0.43

Earnings per share: — Note 11
Basic	$0.03	$(0.21)

Diluted	$0.03	$(0.21)

Dividends per share	$0.22	$0.20

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended June 30, 2006, and 2005

			Accumulated Other Comprehensive Income
						Minimum		Additional
		Retained	Foreign	Unrealized Gain/Loss		SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at April 1, 2006	$527,693	$411,274	$3,188	$(492)	$748	$(274)	$—	$—	$113,249	$—
Net income	2,871	2,871
Unrealized loss on investment securities net of $170 tax benefit	(255)			(255)
Unrealized loss on derivative net of $34 tax benefit	(51)				(51)
Foreign currency adjustment	1,173		1,173

Other comprehensive income	867

Total comprehensive income	3,738
Deferred compensation	(77)	(77)					—
Cash dividends	(3,273)	(3,273)
Tax benefit on stock option exercises	—							—
Stock option expense	854							854
Stock:
Purchase of 1,253 shares	(25)									(25)
Sales of 35,231 shares	671	859						(854)	641	25

Balance at June 30, 2006	$529,581	$411,654	$4,361	$(747)	$697	$(274)	$—	$—	$113,890	$—

Balance at April 1, 2005	$496,221	$406,406	$2,527	$(237)	$—	$(254)	$(679)	$—	$112,000	$(23,542)
Net loss	(3,411)	(3,411)
Unrealized gain on investment securities net of $110 tax liability	165			165
Unrealized gain on derivative net of $19 tax liability	29				29
Foreign currency adjustment	(208)		(208)

Other comprehensive loss	(14)

Total comprehensive loss	(3,425)
Deferred compensation	2						2
Cash dividends	(2,855)	(2,855)
Tax benefit on stock option exercises	28							28
Treasury stock:
Purchase of 7,240 shares	(153)									(153)
Sales of 40,824 shares	758	(154)						(28)		940

Balance at June 30, 2005	$490,576	$399,986	$2,319	$(72)	$29	$(254)	$(677)	$—	$112,000	$(22,755)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2006, and 2005

			Accumulated Other Comprehensive Income
						Minimum		Additional
		Retained	Foreign	Unrealized Gain/Loss		SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$(21,139)
Net income	1,013	1,013
Unrealized loss on investment securities net of $249 tax benefit	(374)			(374)
Unrealized loss on derivative net of $37 tax benefit	(57)				(57)
Foreign currency adjustment	1,020		1,020

Other comprehensive income	589

Total comprehensive income	1,602
Deferred compensation	(87)	(846)					759
Cash dividends	(6,541)	(6,541)
Tax benefit on stock option exercises	319							319
Stock option expense	1,107							1,107
Stock:
Purchase of 49,556 shares	(975)									(975)
Sales of 1,180,092 shares	21,822	(756)						(1,426)	1,890	22,114

Balance at June 30, 2006	$529,581	$411,654	$4,361	$(747)	$697	$(274)	$—	$—	$113,890	$—

Balance at January 1, 2005	$501,185	$412,027	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$(25,019)
Net loss	(5,957)	(5,957)
Unrealized loss on investment securities net of $87 tax benefit	(131)			(132)
Unrealized gain on derivative net of $19 tax liability	28				29
Foreign currency adjustment	(329)		(329)

Other comprehensive loss	(432)

Total comprehensive loss	(6,389)
Deferred compensation	(17)						(17)
Cash dividends	(5,706)	(5,706)
Tax benefit on stock option exercises	527							527
Treasury stock:
Purchase of 44,379 shares	(1,061)									(1,061)
Sales of 144,615 shares	2,037	(378)						(910)		3,325

Balance at June 30, 2005	$490,576	$399,986	$2,319	$(72)	$29	$(254)	$(677)	$—	$112,000	$(22,755)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,
	2006	2005
	(Dollars in thousands)
Income from continuing operations, net of taxes	16,534	12,500
Loss from discontinued operations, net of taxes	(15,521)	(18,457)

Net income	$1,013	$(5,957)
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	3,229	5,962
Amortization and (recovery) impairment of servicing assets	30,663	71,570
Provision for loan and lease losses	16,048	12,163
Gain on sale of mortgage servicing assets	—	(6,656)
Gain from sales of loans and loans held for sale	(32,333)	(56,062)
Originations and purchases of loans held for sale	(5,063,058)	(6,474,996)
Proceeds from sales and repayments of loans held for sale	5,573,814	6,329,058
Proceeds from sale of mortgage servicing assets	—	59,424
Net decrease in residuals	8,210	11,979
Net decrease (increase) in accounts receivable	50,136	(28,632)
Other, net	(40,416)	(55,801)

Net cash provided (used) by operating activities	547,306	(137,948)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	895	274
Available-for-sale	1,810	2,712
Purchase of investment securities:
Held-to-maturity	(1,426)	—
Available-for-sale	(13,184)	(2,751)
Net decrease (increase) in interest-bearing deposits	855	(19,102)
Net increase in loans, excluding sales	(463,668)	(652,444)
Proceeds from sale of loans	26,062	21,271
Other, net	(5,938)	(4,429)

Net cash used by lending and investing activities	(454,594)	(654,469)

Financing activities:
Net (decrease) increase in deposits	(30,640)	445,700
Net (decrease) increase in short-term borrowings	(243,564)	165,214
Proceeds from issuance of long term debt	31,500	—
Repayments of long-term debt	(32,116)	(6)
Proceeds from issuance of collateralized borrowings	351,325	425,154
Repayments of collateralized borrowings	(166,109)	(162,958)
Tax benefit on stock option exercises	319	—
Purchase of treasury stock for employee benefit plans	(975)	(1,061)
Proceeds from sale of stock for employee benefit plans	2,745	2,037
Dividends paid	(6,541)	(5,706)

Net cash (used) provided by financing activities	(94,056)	868,374

Effect of exchange rate changes on cash	538	358

Net (decrease) increase in cash and cash equivalents	(806)	76,315
Cash and cash equivalents at beginning of period	155,486	97,101

Cash and cash equivalents at end of period	$154,680	$173,416

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$115,450	$58,552

Income taxes paid	$21,231	$4,366

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$2,011	$17,346

Other real estate owned	$4,437	$6,450

Conversion of trust preferred to common stock	$20,184	$—

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
     In the first quarter of 2006, the Corporation announced that we were examining our strategic alternatives for the mortgage banking line of business and have since narrowed our focus to exiting this segment and are pursuing a sale of the business. As a result, effective the first quarter of 2006, the financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.” Prior period results were reclassified to conform to this change in presentation. Certain of the balance sheet assets and liabilities related to this line of business are being reported as “assets held for sale” and “liabilities held for sale,” respectively. See Note 2 for additional information.
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
     Residual Interests: Residual interests are stated at fair value. Unrealized gains and losses are included in earnings. To obtain fair value of residual interests, quoted market prices would be used if available. However, quotes are generally not available for residual interests, so we estimate fair value based on the present value of expected cash flows using estimates of the key assumptions — prepayment speeds, credit losses, forward yield curves, and discount rates commensurate with the risks involved — that management believes market participants would use to value similar assets. Adjustments to carrying values are recorded as “trading gains or losses.”
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

     Servicing Assets: When we securitize or sell loans, we periodically retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers and industry surveys. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans in proportion to estimated net servicing income.
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
     Recent Accounting Developments: In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supercedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. We adopted this Statement on January 1, 2006. See Note 12 for further discussion.
     In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We have not yet determined which, if any, of our classes of servicing rights will be accounted for on a fair value basis for changes in fair value subsequent to the initial capitalization.
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We are currently evaluating this new Interpretation and have not yet determined the ultimate impact it will have on our results of operation.
     Reclassifications: Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Discontinued Operations
     In the first quarter of 2006, the Corporation announced that we were examining our strategic alternatives for the mortgage banking line of business and have since narrowed our focus to exiting this segment and are pursuing a sale of the business. As a result, we have presented this segment as discontinued operations in accordance with SFAS 144 for all periods presented in these financial statements. Further, as of June 30, 2006, management and the Board had determined to pursue a sale strategy of selling the production and servicing operations separately from the mortgage servicing asset, and as such, we have created and evaluated two separate “disposal groups” for the purposes of evaluating the carrying value of the mortgage segment assets. The assets of these two disposal groups have been reported as assets held for sale on the balance sheets. The income (loss), net of tax, of this segment has been reported below net income from continuing operations on the income statements. Income from discontinued operations and assets held for sale are presented below:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005
	(Dollars in thousands)
Net revenues	$23,151		$11,864	$32,343		$37,638
Other expense	(31,785	)(1)	(26,908)	(58,194	)(1)	(68,583)

Loss before income taxes	(8,634)		(15,044)	(25,851)		(30,945)
Income taxes	3,447		6,364	10,330		12,488

Net loss from discontinued operations	$(5,187)		$(8,680)	$(15,521)		$(18,457)

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Cash	$62	$69
Interest bearing deposits	4,270	5,920
Loans held for sale	611,671	779,966
Loans, net of allowance for loan loss	18,683	20,359
Net servicing asset	285,591	261,309
Accounts receivable	22,940	28,264
Other assets	14,484	23,026

Assets held for sale	$957,701	$1,118,913

Liabilities held for sale	$86,863	$87,836

(1)	Included in “other expense” is $5.7 million of costs related to the planned sale of the segment.
     The amounts in the table above do not perfectly correspond with the amounts in our segment reporting of the mortgage banking line of business. On the income statement accounts, the three months and six months ending June 30, 2005 mortgage banking segment results include a management fee charged by the parent to the mortgage business totaling $0.5 million and $1.0 million net of tax, respectively. Under Emerging Issues Task Force statement number 87-24 (EITF 87-24), corporate overhead charges must be reclassified out of the discontinued operations presentation. As a result of EITF 87-24, there were no management fee charges to the mortgage bank during 2006. In addition, the “assets held for sale” category above does not agree with the mortgage bank’s total assets under segment reporting as certain assets are unlikely to be included in the future sale, including, but not limited to, Federal Home Loan Bank of Indianapolis (FHLBI) stock, FHLBI lender risk account and cash.

Note 3 — Restructuring
     In the second quarter of 2006, we restructured the retail channel in our home equity line of business due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. We have reduced our number of employees in this home equity retail channel by 76%. The table below shows the expenses incurred and the income statement captions impacted as a result of this restructuring.

Three Months Ended June 30,
2006
(Dollars in thousands)
Salaries	$3,596
Other expense	340

Total	$3,936

Note 4 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,107,357	$2,016,228
Real estate-construction	409,029	379,831
Real estate-mortgage	1,410,942	1,232,958
Consumer	30,153	31,718
Commercial financing
Franchise financing	568,166	462,413
Domestic leasing	276,002	237,968
Canadian leasing	355,532	313,581
Unearned income
Franchise financing	(164,779)	(125,474)
Domestic leasing	(39,313)	(33,267)
Canadian leasing	(43,159)	(38,013)

Total	$4,909,930	$4,477,943

Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	16,019	27,307
Charge-offs	(13,843)	(20,201)
Recoveries	5,371	8,960
Addition (reduction) due to reclassification or sale of loans	5	(403)
Foreign currency adjustment	146	119

Balance at end of period	$66,921	$59,223

Note 6 — Servicing Assets
     Included in the consolidated balance sheet at June 30, 2006 and December 31, 2005 are $319 million and $296 million, respectively, of capitalized servicing assets. These amounts reflect the value of the right to service mortgage and home equity loans owned by other investors but serviced by us for them. As part of our disposal of discontinued operations, we intend to sell the $286 million of capitalized servicing assets associated with our mortgage segment during the third quarter. Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$295,754	$367,032
Additions	53,808	74,731
Amortization	(39,553)	(100,322)
Recovery of impairment	8,890	19,625
Reduction for servicing sales	—	(65,312)

	318,899	295,754

Less servicing asset from discontinued operations	285,591	261,309

Mortgage servicing asset from continuing operations	$33,308	$34,445

     We have established a valuation allowance to record servicing assets at their lower of cost or fair market value. Changes in the allowance are summarized below:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$27,243	$54,134
Recovery of impairment	(8,890)	(19,625)
Reclass for sales of servicing and clean up calls	(13)	(154)
Other than temporary impairment (1)	—	(7,112)

Balance at end of period	18,340	27,243

Less valuation allowance from discontinued operations	18,184	26,091

Valuation allowance from continuing operations	$156	$1,152

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and potentially reduced recovery of impairment in future periods.
Note 7 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$609,411	$641,785
Drafts payable related to mortgage loan closings	61,736	64,278
Lines of credit and other	4,133	1,081
Federal funds	78,600	290,300

Total	$753,880	$997,444

Weighted average interest rate	4.74%	3.05%

     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 5.3% to 6.1% at June 30, 2006.
Note 8 — Collateralized Debt
     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $1.0 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating. Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		June 30,	June 30,	December 31,
	Maturity	2006	2006	2005
			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note	5/2010	5.1	$8,739	$13,600
Canadian asset backed notes:
Note 1	revolving	5.5	28,273	32,385
Note 2	4/2010	3.8	180,047	155,544
Note 3	10/2009	4.5	11,808	14,839
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.4	84,515	132,692
Variable rate subordinate note	12/2034	6.3	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.3	85,281	138,244
Fixed rate senior note	6/2035	5.0	94,129	94,129
Variable rate subordinate note	6/2035	6.9	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(110)	(136)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.3	153,063	—
Fixed rate senior note	9/2035	5.5	96,561	—
Fixed rate lockout senior note	9/2035	5.6	24,264	—
Unamortized premium/discount			(24)	—

Total			$854,233	$668,984

Note 9 — Long-term Debt
     Other long-term debt totaled $249 million at June 30, 2006, compared to $270 million for December 31, 2005. The reduction in long-term debt relates to our call of the convertible trust preferred securities issued by IFC Capital Trust III, on March 6, 2006. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. This debt which matures in 2036, has a rate of 6.69% for the first five years and then converts to a variable rate thereafter. We had obligations represented by subordinated debentures at June 30, 2006 totaling $219 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. The subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.
Note 10 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Service cost	$867	$747	$1,862	$1,428
Interest cost	551	455	1,038	871
Expected return on plan assets	(523)	(510)	(1,126)	(956)
Amortization of prior service cost	9	10	19	19
Amortization of actuarial loss	176	179	435	343

Net periodic benefit cost	$1,080	$881	$2,228	$1,705

     As of June 30, 2006, we have not made any contributions to our pension plan in the current year. We currently plan to contribute approximately $3 million to this plan before year end.
Note 11 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months Ended			Six Months Ended
	June 30, 2006
	Basic		Diluted	Basic		Diluted
	Earnings	Effect of	Earnings	Earnings	Effect of	Earnings
	Per Share	Stock Options	Per Share	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$8,058	$(71)	$7,987	$16,534	$(140)	$16,394
From Discontinued Operations	(5,187)	—	(5,187)	(15,521)	—	(15,521)

Total Net Income for All Operations	2,871	(71)	2,800	1,013	(140)	873
Shares	29,694	168	29,862	29,318	190	29,508

Per-share from Continuing Operations	$0.27	$—	$0.27	$0.56	$—	$0.56

Per-share amount for All Operations	$0.10	$(0.01)	$0.09	$0.03	$—	$0.03

	Three Months Ended			Six Months Ended
	June 30, 2005
	Basic		Diluted	Basic		Diluted
	Earnings	Effect of	Earnings	Earnings	Effect of	Earnings
	Per Share	Stock Options	Per Share	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$5,269	$—	$5,269	$12,500	$—	$12,500
From Discontinued Operations	(8,680)	—	(8,680)	(18,457)	—	(18,457)

Total Net Loss for All Operations	(3,411)	—	(3,411)	(5,957)	—	(5,957)
Shares	28,506	240	28,746	28,482	288	28,770

Per-share from Continuing Operations	$0.18	$—	$0.18	$0.44	$(0.01)	$0.43

Per-share amount for All Operations	$(0.12)	$—	$(0.12)	$(0.21)	$—	$(0.21)

The effect of convertible shares was not included in this calculation for 2005 and 2006 because they were antidilutive.

     At June 30, 2006 and 2005, 1,830,737 and 1,234,735 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
Note 12 — Equity Based Compensation
     As of January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” applying the modified prospective method. This statement requires all equity-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of income based on the grant date fair value of the award. Under the modified prospective method, we are required to record equity-based compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards outstanding as of the date of adoption. Prior year financial statements are not restated. The fair values of stock options granted were determined using a Black-Scholes options-pricing model.
     We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value. For the six months ended June 30, 2006, $61 thousand was expensed related to this plan.
     We have a restricted stock plan to compensate our Directors and employees with our common stock. The number of shares issued under this plan is based on the current market value of our common stock on date of issue. For the six months ended June 30, 2006, $238 thousand was expensed related to this plan. At June 30, 2006, there was $0.8 million of total unrecognized compensation expense to be recognized over a weighted average period of four years related to restricted stock. Activity in this plan is summarized as follows:

	June 30, 2006
		Weighted
	Number of	average grant
	Shares	date fair value
Unvested at the beginning of the year	41,726	$22.45
Awarded	18,518	18.98
Vested	(10,155)	20.69
Forfeited	(1,666)	17.98

Unvested at the end of the period	48,423	$21.65

     We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and will vest at 25% at grant and 25% at each anniversary date thereafter, is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options have been considered as common stock equivalents in the computation of diluted earnings per share. During the six months ended June 30, 2006, $1.1 million was expensed related to these plans. At June 30, 2006, there was $2.7 million of total unrecognized compensation expense to be recognized over a weighted average period of two years related to unvested stock options. We received $1.4 million in proceeds related to stock options exercised during the six months ended June 30, 2006 and realized a tax benefit of $319 thousand related to these options.
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during the six months ended June 30, 2006 and 2005 was $5.64 and $6.93, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005 was $0.8 million and $1.3 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Expected volatility is primarily based on historical volatility levels. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.

     The following assumptions were used for each respective period:

	Six Months Ended June 30,
	2006	2005
Risk-free interest rates	4.93%	3.94%
Dividend yield	2.41%	1.75%
Expected volatility	32%	35%
Expected lives (in years)	6	6
     The following table summarizes all stock option transactions under Company Plans during the first half of 2006:

	June 30, 2006
			Weighted
		Weighted	average
		average	remaining
	Number of	exercise	contractual	Aggregate
	Shares	price	term	Intrinsic Value
Outstanding at the beginning of the year	2,441,771	$20.55
Granted	419,109	18.23
Exercised	(112,919)	12.76
Cancelled
Forfeited	(11,563)	20.54
Expired	(24,254)	26.77

Outstanding at the end of the period	2,712,144	20.46	6.60	$2,658,461

Exercisable at the end of the period	2,212,384	$20.75	5.96	$2,268,114

     The following table illustrates the impact of equity-based compensation on reported amounts:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006		2006
		Impact of		Impact of
		Adopting SFAS		Adopting SFAS
	As Reported	123(R)	As Reported	123(R)
	(Dollars in thousands, except per share amounts)
Net income from Continuing Operations before taxes	$13,279	$(867)	$26,489	$(1,131)
Net income from Continuing Operations	8,058	(520)	16,534	(679)
Net Income	2,871	(530)	1,013	(701)

Basic earnings per share
From Continuing Operations	$0.27	$(0.02)	$0.56	$(0.02)
From All Operations	0.10	(0.02)	0.03	(0.02)
Diluted earnings per share
From Continuing Operations	$0.27	$(0.02)	$0.56	$(0.02)
From All Operations	0.09	(0.02)	0.03	(0.02)
     In 2005 and in prior years, we used the intrinsic value method to account for our plans under the recognition and measurement principles of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related Interpretations. Therefore, except for costs related to restricted shares, we recognized no stock-based employee compensation cost in net income for any period prior to 2006, as all options granted under our plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Below is the pro forma earnings per share calculation as if we had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-based Compensations” to stock-based employee compensation in the prior period:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
	(Dollars in thousands, except per share amounts)
Net income from continuing operations as reported	$5,269	$12,500
Equity based compensation expense included in net earnings, net of tax	$79	$160
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(622)	(1,233)

Net income from continuing operations pro forma	4,726	11,427
Net loss from discontinued operations	(8,680)	(18,457)

Pro forma net income	$(3,954)	$(7,030)

Basic earnings per share from continuing operations
As reported	$0.18	$0.44
Pro forma	$0.17	$0.40
Basic earnings per share
As reported	$(0.12)	$(0.21)
Pro forma	$(0.14)	$(0.25)
Diluted earnings per share continuing operations
As reported	$0.18	$0.43
Pro forma	$0.16	$0.40
Diluted earnings per share
As reported	$(0.12)	$(0.21)
Pro forma	$(0.14)	$(0.24)
Note 13 — Industry Segment Information
     We have four principal business segments that provide a broad range of financial services. The commercial banking line of business provides commercial banking services. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The home equity lending line of business originates, purchases, sells and services home equity loans. The mortgage banking line of business, which we plan on discontinuing, originates, sells, and services residential first mortgage loans and is shown in the table below in the two columns labeled “Mortgage Banking” and “Discontinued Operations.” These two columns are not identical for reasons listed in footnote one below the tables on the next page. Our other segment primarily includes the parent company, our private equity portfolio and eliminations.
     The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.” On the next page is a summary of each segment’s revenues, net income, and assets for the periods indicated:

								Consolidated
	Commercial	Commercial	Home Equity	Mortgage			Discontinued	Continuing
	Banking	Finance	Lending	Banking(1)	Other	Consolidated	Operations(1)	Operations
				(Dollars in thousands)
Three Months Ended June 30, 2006
Net interest income	$26,753	$15,262	$29,817	$(1,814)	$(5,529)	$64,489	$8,100	$56,389
Intersegment interest	3,321	(6,940)	(10,597)	9,914	4,302	—	—	—
Other revenue	4,593	1,999	3,580	14,990	(2,406)	22,756	15,051	7,705
Intersegment revenues	—	—	—	61	(61)	—	—	—

Total net revenues	34,667	10,321	22,800	23,151	(3,694)	87,245	23,151	64,094
Other expense	20,898	5,421	22,628	31,540	2,113	82,600	31,785	50,815
Intersegment expenses	687	289	791	245	(2,012)	—	—	—

Income (loss) before taxes	13,082	4,611	(619)	(8,634)	(3,795)	4,645	(8,634)	13,279
Income taxes	5,230	1,679	(238)	(3,447)	(1,450)	1,774	(3,447)	5,221

Net income (loss)	$7,852	$2,932	$(381)	$(5,187)	$(2,345)	$2,871	$(5,187)	$8,058

Three Months Ended June 30, 2005
Net interest income	$22,401	$7,129	$22,294	$10,411	$(6,262)	$55,973	$9,120	$46,853
Intersegment interest	3,001	(412)	(7,282)	(1,291)	5,984	—	—	—
Other revenue	3,742	1,351	9,838	2,710	772	18,413	2,744	15,669
Intersegment revenues	64	—	—	34	(98)	—	—	—

Total net revenues	29,208	8,068	24,850	11,864	396	74,386	11,864	62,522
Other expense	19,416	5,453	24,981	26,849	3,217	79,916	26,908	53,008
Intersegment expenses	428	193	747	861	(2,229)	—	—	—

Income (loss) before taxes	9,364	2,422	(878)	(15,846)	(592)	(5,530)	(15,044)	9,514
Income taxes	3,750	993	(341)	(6,685)	164	(2,119)	(6,364)	4,245

Net income (loss)	$5,614	$1,429	$(537)	$(9,161)	$(756)	$(3,411)	$(8,680)	$5,269

								Consolidated
	Commercial	Commercial	Home Equity	Mortgage			Discontinued	Continuing
	Banking	Finance	Lending	Banking(1)	Other	Consolidated	Operations(1)	Operations
				(Dollars in thousands)
Six Months Ended June 30, 2006
Net interest income	$53,264	$29,781	$56,653	$(3,475)	$(12,413)	$123,810	$15,334	$108,476
Intersegment interest	5,196	(12,931)	(20,318)	18,809	9,244	—	—	—
Other revenue	8,862	4,149	10,968	16,757	(2,560)	38,176	17,009	21,167
Intersegment revenues	—	—	—	252	(252)	—	—	—

Total net revenues	67,322	20,999	47,303	32,343	(5,981)	161,986	32,343	129,643
Other expense	41,685	11,094	44,483	57,949	6,137	161,348	58,194	103,154
Intersegment expenses	1,371	554	1,707	245	(3,877)	—	—	—

Income (loss) before taxes	24,266	9,351	1,113	(25,851)	(8,241)	638	(25,851)	26,489
Income taxes	9,652	3,528	460	(10,330)	(3,685)	(375)	(10,330)	9,955

Net income (loss)	$14,614	$5,823	$653	$(15,521)	$(4,556)	$1,013	$(15,521)	$16,534

Assets at June 30, 2006	$3,004,403	$969,876	$1,398,377	$1,099,965	$43,370	$6,515,991

Six Months Ended June 30, 2005
Net interest income	$44,303	$13,067	$47,305	$20,217	$(11,997)	$112,895	$17,032	$95,863
Intersegment interest	4,659	(847)	(12,231)	(3,185)	11,604	—	—	—
Other revenue	8,057	3,259	22,363	20,548	227	54,454	20,606	33,848
Intersegment revenues	130	—	—	58	(188)	—	—	—

Total net revenues	57,149	15,479	57,437	37,638	(354)	167,349	37,638	129,711
Other expense	37,742	11,447	53,422	68,486	5,933	177,030	68,583	108,447
Intersegment expenses	857	385	1,473	1,702	(4,417)	—	—	—

Income (loss) before taxes	18,550	3,647	2,542	(32,550)	(1,870)	(9,681)	(30,945)	21,264
Income taxes	7,467	1,522	1,034	(13,130)	(617)	(3,724)	(12,488)	8,764

Net income (loss)	$11,083	$2,125	$1,508	$(19,420)	$(1,253)	$(5,957)	$(18,457)	$12,500

Assets at June 30, 2005	$3,031,659	$711,355	$1,395,869	$1,298,455	$(358,222)	$6,079,116

(1)	The amounts in the table above do not perfectly correspond with the amounts in our line of business reporting of the mortgage banking line of business for 2005. On the income statement accounts, the three and six months ending June 30, 2005 mortgage banking segment results include a management fee charged by the parent to the mortgage banking business totaling $0.5 million and $1.0 million, net of tax, respectively. Under Emerging Issues Task Force statement number 87-24 (EITF 87-24), corporate overhead charges must be reclassified out of the discontinued operations presentation. As a result of EITF 87-24, there were no management fee charges to the mortgage bank during 2006. In addition, the “assets held for sale” category on the consolidated balance sheet does not agree with the mortgage bank’s total assets under segment reporting as certain assets are unlikely to be included in the future sale including, but not limited to, Federal Home Loan Bank of Indianapolis (FHLBI) stock, FHLBI lender risk account and cash.
Note 14 — Commitments and Contingencies
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
White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
     On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court and also filed an amended complaint emphasizing the alleged state law basis for their claims. Irwin believes, however, that the plaintiffs’ state law claims are completely preempted by Section 27 of the FDIC Act. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.). At this stage of the litigation, we are unable to form a reasonable estimate of the amount of potential loss, if any, that Irwin could suffer and have not established any reserves for this case.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force;

•	the relative profitability of our lending operations;

•	the valuation and management of our residual, servicing and derivative portfolios, including assumptions we embed in the valuation and short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, changes in the interpretation of regulatory capital rules, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments;

•	additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final outcome and implications of the sale and discontinuance of operations for our conventional mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.

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
Strategy
     Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of consumers and small businesses while optimizing the productivity of our capital. Our operational objectives are premised on simultaneously achieving three goals: creditworthiness, profitability and growth. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders. We have developed a four-part strategy to meet these goals:
•	Identify market niches. We focus on product or market niches in financial services where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

•	Hire exceptional management with niche expertise. We enter niches only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers and meeting the needs of the markets they serve. This structure also promotes accountability among managers of each enterprise. We attempt to create a mix of short-term and long-term incentives that provide these managers with the incentive to achieve creditworthy, profitable growth over the long term.

•	Diversify capital and earnings risk. We diversify our revenues and allocate our capital across complementary lines of business and across different regions as a key part of our risk management. For example, our commercial bank has a different profile of customers in the Midwest and Western states. These economies have performed differently over the past five years due to differences in local economies. These differences have affected demand and credit quality of our products. In addition, our home equity segment lends to consumers on a national basis, building a diversified portfolio where demand and credit quality fluctuate depending, in part, on local market conditions. Our customers’ businesses and needs are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.

•	Reinvest in new opportunities. We reinvest on an ongoing basis in the development of new and existing opportunities. As a result of our attention to long-term value creation, we believe it is important at times to dampen short-term earnings growth by investing for future return. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.
     Consistent with this strategy and in light of the changing environment for conventional first mortgage loans, in the first quarter of 2006, the Corporation announced that we were examining our strategic alternatives for the mortgage banking line of business and have since narrowed our focus to exiting this segment and are pursuing a sale of the business. Over the past several years, we have been monitoring changes in the environment for mortgage banking that began to raise questions about the best strategic approach for the Corporation. These changes are influenced primarily by the increasing commoditization of conventional first mortgages. As margins have shrunk, the environment has required ever larger scale in production to be more price-competitive and to afford additional capital investments in technology and compliance systems. The relative size of IMC to the rest of the Corporation has made it increasingly difficult for us as a parent company to support growth at IMC to gain scale advantages while at the same time supporting the growth of our other three segments. In addition, the volatility of the value of mortgage servicing rights as well as production has increased, as interest rates have traded in a narrow range now for a prolonged period of time. Our intent is to redeploy our capital to our other three lines of business, each of which we believe continues to represent a good fit with our corporate strategy.
     We believe long-term growth and profitability will result from our endeavors to pursue consumer and commercial lending niches through our bank holding company structure, our experienced management, our diverse product and geographic markets.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2006	2005	% Change	2006	2005	% Change
Net income from continuing operations (thousands)	$8,058	$5,269	52.9%	$16,534	$12,500	32.3%
Net income (thousands)	2,871	(3,411)	184.2%	1,013	(5,957)	117.0%
Basic earnings per share from continuing operations	$0.27	$0.18	50.0%	$0.56	$0.44	27.3%
Basic earnings per share	0.10	(0.12)	183.3%	0.03	(0.21)	114.3%
Diluted earnings per share from continuing operations	0.27	0.18	50.0%	0.56	0.43	30.2%
Diluted earnings per share	0.09	(0.12)	175.0%	0.03	(0.21)	114.3%
Return on average equity from continuing operations	6.0%	4.3%		6.4%	5.0%
Return on average assets from continuing operations	0.5%	0.4%		0.5%	0.5%
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded net income from continuing operations of $8.1 million for the three months ended June 30, 2006, up from net income from continuing operations of $5.3 million for the three months ended June 30, 2005. Net income per share (diluted) was $0.27 for the quarter ended June 30, 2006, up from $0.18 per share for the second quarter of 2005. Return on equity was 6.0% for the three months ended June 30, 2006 and 4.3% for the same period in 2005. For the year to date, we recorded net income from continuing operations of $16.5 million or $0.56 per diluted share. This represents increases of 32% and 30% compared to the same periods in 2005. Return on equity for continuing operations for the six-month period ended June 30, 2006 was 6.4% compared with 5.0% during the same period a year earlier.
Net Interest Income from Continuing Operations
     Net interest income from continuing operations for the six months ended June 30, 2006 totaled $124 million, up 15% from the first half of 2005 net interest income of $108 million. Net interest margin for the six months ended June 30, 2006 was 4.61% compared to 5.17% for the same period in 2005. The decline in margin from 2005 to 2006 was due to our increasing cost of funds, which have risen at a faster pace than our yields on loans, reflecting competitive conditions for both assets and liabilities.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	Six Months Ended June 30,
	2006			2005
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$79,889	$1,311	3.31%	$75,650	$658	1.75%
Federal funds sold	2,244	48	4.31%	20,143	228	2.28%
Residual interests	16,207	1,130	14.06%	50,142	4,334	17.43%
Investment securities(1)	106,282	2,395	4.54%	108,072	2,893	5.40%
Loans held for sale	1,236,293	50,180	8.19%	1,067,982	40,167	7.58%
Loans and leases, net of unearned income (2)	4,681,482	203,526	8.77%	3,554,203	137,431	7.80%

Total interest earning assets	6,122,397	$258,590	8.52%	4,876,192	$185,711	7.68%
Noninterest-earning assets:
Cash and due from banks	111,564			102,685
Premises and equipment, net	32,312			30,057
Other assets	528,918			596,762
Less allowance for loan and lease losses	(64,106)			(45,730)

Total assets	$6,731,085			$5,559,966

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$410,471	$4,923	2.42%	$489,485	$4,692	1.93%
Money market savings	1,199,666	23,849	4.01%	1,099,007	11,950	2.19%
Regular savings	135,916	1,154	1.71%	99,697	600	1.21%
Time deposits	1,574,336	34,373	4.40%	1,003,364	15,556	3.13%
Short-term borrowings	686,757	20,818	6.11%	303,331	7,267	4.83%
Collateralized debt	893,536	22,707	5.12%	508,324	8,798	3.49%
Other long-term debt	260,414	10,908	8.45%	270,169	11,789	8.80%

Total interest-bearing liabilities	5,161,096	$118,732	4.64%	3,773,377	$60,652	3.24%
Noninterest-bearing liabilities:
Demand deposits	768,056			1,000,818
Other liabilities	277,920			286,523
Shareholders’ equity	524,013			499,248

Total liabilities and shareholders’ equity	$6,731,085			$5,559,966

Net interest income		$139,858			$125,059
Net interest income to average interest earning assets			4.61%			5.17%

Net interest income from discontinued operations		15,363			16,749

Net interest income from continuing operations		$124,495			$108,310

(1)	We do not show interest income on a tax equivalent basis because the contribution from tax-exempt income is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended June 30, 2006 was $7 million, compared to $9 million for the same period in 2005. Year to date, the provision for 2006 was $16 million, compared to $12 million in 2005. More information on this subject is contained in the section on “credit risk.”
Noninterest Income from Continuing Operations
     Noninterest income during the three months ended June 30, 2006 totaled $8 million, compared to $16 million for the same period of 2005. Noninterest income of $21 million was recorded for the six months ended June 30, 2006 and $34 million for the same period in 2005. The decrease in 2006 versus 2005 related primarily to the home equity line of business where there were net losses from sale of loans of $2.5 million in the first half of 2006 compared to gains of $12 million during the same period in 2005. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and six months ended June 30, 2006 totaled $51 million and $103 million, respectively, compared to $53 million and $108 million for the same periods in 2005. The decrease in consolidated noninterest expense in 2006 is primarily due to decreases in the home equity line of business variable compensation costs. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Income Tax Provision from Continuing Operations
     Income tax provision for the three and six months ended June 30, 2006 totaled $5.2 million and $10.0 million, respectively, compared to tax provision of $4.2 million and $8.8 million during the same periods in 2005. Our effective tax rate decreased to 37.6% during the first half of 2006, compared to 41.2% in the first half of 2005. This decrease relates to a lower effective tax rate in Canada, reflecting recent tax law changes, and the release of $0.4 million in tax reserves in the first quarter as we aligned our tax liability to a level commensurate with our currently identified exposures.
Consolidated Balance Sheet Analysis
     Total assets at June 30, 2006 were $6.5 billion, down 2% from December 31, 2005. Average assets for the first six months of 2006 were $6.7 billion, up 12% from the average assets for the year ended December 31, 2005. The growth in the consolidated average balance sheet primarily relates to increases in portfolio loans at the commercial banking, commercial finance and home equity lending lines of business. At June 30, 2006, $1.0 billion of assets from our mortgage lending line of business were reclassified to assets held for sale on our balance sheet pending the planned sale of this line of business.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,174	$12,571
Obligations of states and political subdivisions	3,545	3,544
Mortgage-backed securities	37,223	28,331
Other	74,647	72,896

Total	$128,589	$117,342

Loans Held For Sale
     Loans held for sale totaled $149 million at June 30, 2006, a decrease from a balance of $514 million at December 31, 2005. The decrease occurred at our home equity lending line of business as a result of a $231 million gain on sale securitization during June. The remainder of the decline relates to lower production, increased whole loan sales and run off at this line of business.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At June 30, 2006, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,107,357	$2,016,228
Real estate-construction	409,029	379,831
Real estate-mortgage	1,410,942	1,232,958
Consumer	30,153	31,718
Commercial financing
Franchise financing	568,166	462,413
Domestic leasing	276,002	237,968
Canadian leasing	355,532	313,581
Unearned income
Franchise financing	(164,779)	(125,474)
Domestic leasing	(39,313)	(33,267)
Canadian leasing	(43,159)	(38,013)

Total	$4,909,930	$4,477,943

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	16,019	27,307
Charge-offs	(13,843)	(20,201)
Recoveries	5,371	8,960
Addition (reduction) due to reclassification or sale of loans	5	(403)
Foreign currency adjustment	146	119

Balance at end of period	$66,921	$59,223

Assets Held for Sale
     At June 30, 2006 and December 31, 2005, $1.0 billion and $1.1 billion of assets from our mortgage banking segment were reclassified to assets held for sale on our balance sheet, pending the planned sale of this segment. This reclassification includes all assets that we intend to sell and does not include certain assets which we are unlikely to include in the sale such as FHLBI stock, FHLBI lender risk account, and cash.

Deposits
     Total deposits for the first half of 2006 averaged $4.1 billion compared to deposits for the year 2005 that averaged $3.9 billion. Demand deposits for the first half of 2006 averaged $0.8 billion, a 22% decrease over the average balance for the year 2005. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company that are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. At June 30, 2006, these escrow accounts were relatively unchanged from the $0.4 billion at December 31, 2005.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2006, institutional broker-sourced deposits totaled $0.7 billion compared to a balance of $0.6 billion at December 31, 2005.
Short-Term Borrowings
     Short-term borrowings during the first half of 2006 averaged $687 million compared to an average of $421 million for the year 2005. Short-term borrowings decreased to $754 million at June 30, 2006, compared to $997 million at December 31, 2005. The decrease in short-term borrowings at the end of the second quarter relative to year-end reflects a $0.3 billion securitized financing at the home equity lending line of business during the first quarter of 2006. Proceeds from this financing were used to pay down short-term borrowings.
     Federal Home Loan Bank borrowings averaged $339 million for the quarter ended June 30, 2006, with an average rate of 4.77%. At June 30, 2006 the balance was $609 million at an interest rate of 5.01%. The maximum outstanding during any month end during the first six months of 2006 was $609 million. Federal Funds borrowings averaged $250 million for the quarter ended June 30, 2006, with an average rate of 4.21%. The balance at June 30, 2006 was $79 million at an interest rate of 4.28%. The maximum outstanding during any month end during the first half of 2006 was $280 million.
     Federal Home Loan Bank borrowings averaged $199 million for the quarter ended December 31, 2005, with an average rate of 3.56%. The balance at December 31, 2005 was $642 million at an interest rate of 4.39%. The maximum outstanding during any month end during 2005 was $642 million. Federal Funds borrowings averaged $126 million for the quarter ended December 31, 2005, with an average rate of 1.95%. The balance at December 31, 2005 was $290 million at an interest rate of 3.94%. The maximum outstanding at any month end during 2005 was $290 million.
Collateralized Debt
     Collateralized debt totaled $854 million at June 30, 2006, compared to $669 million at December 31, 2005. The increased debt relates to the securitization of portfolio loans at the home equity lending line of business during the first quarter, which is discussed in more detail in the “Home Equity Lending” section of this document. The securitization debt represents match-term funding for these loans and leases.
Other Long-Term Debt
     Other long-term debt totaled $249 million at June 30, 2006, compared to $270 million for December 31, 2005. The reduction in long-term debt relates to our call of the convertible trust preferred securities issued by IFC Capital Trust III on March 6, 2006. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. We had obligations represented by subordinated debentures at June 30, 2006 totaling $219 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are not consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.
     In June 2006, we provided notice of our intent to call the trust preferred securities associated with IFC Capital Trust IV during the third quarter. There were $15 million of these securities on our books at June 30, 2006. We anticipate incurring $1.2 million in call premium expense in connection with this call during the third quarter.

Capital
     Shareholders’ equity averaged $524 million during the first six months of 2006, up 9% compared to the average for the year 2005. Shareholders’ equity balance of $530 million at June 30, 2006 represented $17.80 per common share, compared to $17.90 per common share at December 31, 2005. We paid $3.3 million and $6.5 million in dividends for the three and six months ended June 30, 2006, respectively, reflecting an increase of $0.01 and $0.02 per share, respectively, compared to a year ago. As mentioned above, on March 9, 2006, 1,013,938 shares of our common stock were issued upon conversion of trust preferred securities issued by IFC Capital Trust III. These additional shares added $20.2 million to our equity base during the first quarter. As a result of the call notice for IFC Capital Trust IV which was issued in June 2006, the underlying securities no longer qualify for Tier 1 or Tier 2 regulatory capital and have been excluded from the figures below for June 30, 2006.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital	$702,457	$675,316
Tier 2 capital	119,878	154,128

Total risk-based capital	$822,335	$829,444

Risk-weighted assets	$6,279,789	$6,317,797
Risk-based ratios:
Tier 1 capital	11.2%	10.7%
Total capital	13.1	13.1
Tier 1 leverage ratio	10.3	10.3
Ending shareholders’ equity to assets	8.1	7.7
Average shareholders’ equity to assets	7.8	8.0
     At June 30, 2006, our total risk-adjusted capital ratio was 13.1% exceeding our current internal minimum target of 11.75%. Our Board regularly reviews our risks, growth forecasts, and peer capitalization and changes minimum capital policies as conditions change. At December 31, 2005, our total risk-adjusted capital ratio was also 13.1%. Our ending equity to assets ratio at June 30, 2006 was 8.1% compared to 7.7% at December 31, 2005. Our Tier 1 capital totaled $703 million as of June 30, 2006, or 11.2% of risk-weighted assets.
Cash Flow Analysis
     Our cash and cash equivalents decreased $0.8 million during the first six months of 2006, compared to an increase of $76.3 million during the same period in 2005. Cash flows from operating activities provided $547 million in cash and cash equivalents in the six months ended June 30, 2006 compared to the same period in 2005 when our operations used $138 million in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations and are a normal and ordinary characteristic of our business. In a period in which loan sales exceed production such as we had in the first half of 2006, operating cash flows will increase. In the first half of 2006, our loans held for sale decreased $365 million, thus increasing the cash provided by operating activities.
Earnings Outlook
     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. Our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Prior to 2005, a meaningful amount of our earnings in many years came from our mortgage banking segment. In the first quarter of 2006, the Corporation announced that we were examining our strategic alternatives for the mortgage banking line of business and have since narrowed our focus to exiting this segment and are pursuing a sale of the business. We believe that our mortgage banking line of business has grown to a size where it can be managed and grown more effectively within another organization. At the same time, our opportunities in our other three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. This growth will require capital and management focus. Further, we believe this growth will contribute in a meaningful way to the Corporation’s future success. Our focus in 2006 and beyond will be to grow these three segments in a credit-worthy, profitable manner. We believe our earnings in

     2005, particularly in mortgage and home equity lending were not indicative of the underlying potential of the Corporation and expect to be able to report substantially improved results in the second half of 2006 and subsequent years. In 2006, we are reporting the results of mortgage banking business as a discontinued operation.
Earnings by Line of Business
     Irwin Financial Corporation is composed of four principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending

•	Mortgage Banking
As noted earlier, we announced in early 2006 that we were examining our strategic alternatives for the mortgage banking line of business and are pursuing a sale of the business. The segment is now reported on as a “discontinued operation”.
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$7,852	$5,614	$14,614	$11,083
Commercial Finance	2,932	1,429	5,823	2,125
Home Equity Lending	(381)	(537)	653	1,508
Mortgage Banking (discontinued)	(5,187)	(9,161)	(15,521)	(19,420)
Other (including consolidating entries)	(2,345)	(756)	(4,556)	(1,253)

Net loss	2,871	(3,411)	1,013	(5,957)
Discontinued Operations	(5,187)	(8,680)	(15,521)	(18,457)

Net Income from Continuing Operations	$8,058	$5,269	$16,534	$12,500

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$58,583	$43,135	$112,068	$81,184
Interest expense	(27,172)	(16,158)	(50,795)	(29,647)

Net interest income	31,411	26,977	61,273	51,537
Provision for loan and lease losses	(1,337)	(1,575)	(2,813)	(2,575)
Other income	4,593	3,806	8,862	8,187

Total net revenue	34,667	29,208	67,322	57,149
Operating expense	(21,585)	(19,844)	(43,056)	(38,599)

Income before taxes	13,082	9,364	24,266	18,550
Income taxes	(5,230)	(3,750)	(9,652)	(7,467)

Net income	$7,852	$5,614	$14,614	$11,083

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,004,403	$3,162,398
Securities and short-term investments	54,188	340,811	(1)
Loans and leases	2,797,872	2,680,220
Allowance for loan and lease losses	(26,176)	(24,670)
Deposits	2,697,093	2,797,635
Shareholder’s equity	222,266	195,381
Daily Averages:
Assets	$3,210,010	$3,025,717
Securities and short-term investments	342,885	453,361	(1)
Loans and leases	2,758,515	2,460,560
Allowance for loan and lease losses	(25,814)	(23,656)
Deposits	2,910,334	2,766,289
Shareholder’s equity	207,792	157,545

(1)	Includes $317 million at December 31, 2005 and an average of $361 million for the year ended December 31, 2005 of intra-company investments that are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds were redeployed in earning assets at our other lines of business. There were no such intra-company investments at June 30, 2006.
Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	June 30,			December 31,
	2006			2005
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
			(Dollars in thousands)
Indianapolis	$557,173	19.9%	6.8%	$560,775	20.9%	7.0%
Central and Western Michigan	513,736	18.4	7.8	516,444	19.3	7.1
Southern Indiana	463,226	16.6	7.0	454,236	16.9	6.5
Phoenix	455,294	16.3	8.2	447,548	16.7	7.6
Las Vegas	126,912	4.5	8.0	112,761	4.2	7.5
Other	681,531	24.3	7.9	588,456	22.0	7.2

Total	$2,797,872	100.0	7.7	$2,680,220	100.0	7.1

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon
Indianapolis	$256,323	10.7%	2.2%	$259,196	10.4%	2.1%
Central and Western Michigan	216,200	9.0	3.0	238,742	9.6	2.6
Southern Indiana	697,097	29.1	2.7	674,923	27.1	2.1
Phoenix	174,481	7.3	2.6	190,428	7.6	2.4
Las Vegas	449,899	18.8	4.3	413,541	16.6	3.5
Other	604,641	25.1	3.5	713,233	28.7	3.3

Total	$2,398,641	100.0%	3.2%	$2,490,063	100.0%	2.7%

Net Income
     Commercial banking net income totaled $7.9 million during the second quarter of 2006 compared to $5.6 million for the same period in 2005. Year-to-date net income totaled $14.6 million in 2006 compared to net income of $11.1 million in 2005.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net interest income	$31,411	$26,977	$61,273	$51,537
Average interest earning assets	3,164,181	2,844,542	3,102,229	2,751,839
Net interest margin	3.98%	3.80%	3.98%	3.78%
     Net interest income was $31 million for the second quarter of 2006, an increase of 16% over second quarter of 2005. Net interest income year to date in 2006 also improved 19% over the same period in 2005. The 2006 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and market expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended June 30, 2006 was 3.98%, compared to 3.80% for the same period in 2005. Year-to-date net interest margin for 2006 was 3.98%, compared to 3.78% for 2005. The increase in 2006 margin reflects the redeployment of excess liquidity into loan assets in 2006, as compared to intra-company securities investments made in 2005.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $2.8 million during the first half of 2006, compared to a provision of $2.6 million during the same period in 2005. The increased provision relates primarily to portfolio growth. See further discussion in the “Credit Quality” section below.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Trust fees	$478	$475	$979	$1,008
Service charges on deposit accounts	1,102	1,009	2,061	2,005
Insurance commissions, fees and premiums	509	427	1,158	960
Gain from sales of loans	582	615	1,011	1,424
Loan servicing fees	377	367	763	722
Amortization of servicing assets	(293)	(308)	(534)	(627)
Impairment of servicing assets	—	(311)	—	(97)
Brokerage fees	362	303	660	604
Derivative gains	—	231		72
Other	1,476	998	2,764	2,116

Total noninterest income	$4,593	$3,806	$8,862	$8,187

     Noninterest income during the three and six months ended June 30, 2006 increased 21% and 8% over the same periods in 2005, respectively. The commercial banking line of business has a first mortgage servicing portfolio totaling $466 million at June 30, 2006, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at June 30, 2006 to be $4 million.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$13,280	$12,363	$26,767	$24,310
Other expenses	8,305	7,481	16,289	14,289

Total operating expenses	$21,585	$19,844	$43,056	$38,599

Efficiency ratio	60.0%	64.5%	61.4%	64.6%
Number of employees at period end(1)			585	553

(1)	On a full time equivalent basis.
     Operating expenses for the three and six months ended June 30, 2006 totaled $21.6 million and $43.1 million, an increase of 9% and 12% over the same periods in 2005, respectively. The increase in operating expenses is primarily due to increased compensation-related costs and premises and equipment costs due to our recent office expansions and support staff.
Balance Sheet
     Total assets at June 30, 2006 were $3.0 billion compared to $3.2 billion at December 31, 2005. Earning assets for the six months ended June 30, 2006 averaged $3.2 billion compared to $2.8 billion for the same period in 2005. The most significant component of the increase in 2006 was loan growth. Core deposits for the second quarter of 2006 totaled $2.4 billion, a decrease of 3% over core deposits at December 31, 2005, reflecting increased price competition and due to our decision to significantly reduce a higher cost funding source relationship which due to contractual changes would otherwise need to be deemed a brokered deposit, thus diminishing its value to us.
Credit Quality
     The allowance for loan losses increased $1.5 million from December 31, 2005 primarily related to loan growth. Nonperforming assets to total assets increased in 2006 over 2005. The increase in nonperforming loans relates primarily to a single credit in the Phoenix market on which the segment believes it is well-secured and for which a cure plan is in place. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans	$21,480	$19,483
Other real estate owned	8,926	7,892

Total nonperforming assets	$30,406	$27,375

Nonperforming assets to total assets	1.01%	0.87%
Allowance for loan losses	$26,176	$24,670
Allowance for loan losses to total loans	0.94%	0.92%

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
For the Period Ended:
Provision for loan losses	$1,337	$1,575	$2,813	$2,575
Net charge-offs	715	743	1,307	1,155
Net charge-offs to average loans	0.10	0.13%	0.10	0.10%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	June 30,	December 31,
Markets	2006	2005
Indianapolis	0.08%	0.58%
Central and Western Michigan	3.67%	3.76%
Southern Indiana	0.18%	0.24%
Phoenix	2.12%	0.60%
Las Vegas	0.00%	0.00%
Other	0.09%	0.16%

Total	1.09%	1.02%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$10,107	$7,928	$19,799	$15,541
Provision for loan and lease losses	(1,785)	(1,211)	(2,949)	(3,321)
Noninterest income	1,999	1,351	4,149	3,259

Total net revenue	10,321	8,068	20,999	15,479
Operating expense	(5,710)	(5,646)	(11,648)	(11,832)

Income before taxes	4,611	2,422	9,351	3,647
Income taxes	(1,679)	(993)	(3,528)	(1,522)

Net income	$2,932	$1,429	$5,823	$2,125

Selected Operating Data:
Net charge-offs	$868	$1,448	$1,615	$2,816
Net interest margin	4.50%	4.77%	4.58%	4.81%
Total funding of loans and leases	$164,399	$110,273	$284,481	$193,635
Loans sold	10,789	2,028	22,863	14,428

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$969,876	$831,657
Loans and leases	952,449	817,208
Allowance for loan and lease losses	(12,241)	(10,756)
Shareholders’ equity	78,985	71,568
Overview
     We established this line of business in 2000. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States.
     We provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel, with an average lease size of approximately $35 thousand in our portfolio, our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. Within the franchise channel, the financing of equipment and real estate is structured as loans and the loan amounts average approximately $500 thousand. The franchise channel may also finance real estate for select franchise systems.
Net Income
     During the three months ended June 30, 2006, the commercial finance line of business recorded net income of $2.9 million, compared to $1.4 million for the same period in the prior year. Year to date, the commercial finance line of business earned $5.8 million compared to $2.1 million for the same period in the prior year. The 2006 improvement in earnings is attributable primarily to higher net interest income resulting from growth in the portfolio. In addition, the provision for loan and lease losses has improved in the first half of 2006 compared to 2005 due to improved credit quality.

Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months June 30,		Six Months June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net interest income	$10,107	$7,928	$19,799	$15,541
Average interest earning assets	900,148	667,300	870,866	651,735
Net interest margin	4.50%	4.77%	4.58%	4.81%
     Net interest income was $10 million for the quarter ended June 30, 2006, an increase of 28% over 2005. Year to date net interest income was $20 million, compared to $16 million in 2005. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $952 million at June 30, 2006, an increase of 17% over year-end 2005 and an increase of 37% over June 30, 2005. This line of business originated $164 million and $284 million in loans and leases during the second quarter and year-to-date 2006, compared to $110 million and $194 million during the same periods of 2005.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the second quarter of 2006 was 4.50% compared to 4.77% in 2005 for the same period. The decrease in 2006 margin is due primarily to increases in cost of funds without offsetting increases in yields due to competitive pressures.
Provision for Loan and Lease Losses
     The provision for loan and lease losses decreased to $2.9 million during the first six months in 2006 compared to $3.3 million for the same period in 2005. The decreased provisioning levels relate primarily to overall improvements in credit quality in the commercial finance portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gain from sales of loans	498	104	1,252	783
Derivative losses, net	(165)	(159)	(218)	(306)
Other	1,666	1,406	3,115	2,782

Total noninterest income	$1,999	$1,351	$4,149	$3,259

     Noninterest income during the three months ended June 30, 2006 increased 48% over the same period in 2005. Year to date, noninterest income was $4.1 million, compared to $3.3 million in the same period of 2005. Included in noninterest income were gains from sales of whole loans that totaled $0.5 million and $1.3 million for the three and six months ended June 30, 2006, respectively, compared to $0.1 million and $0.8 million during the same periods in 2005. Also included in noninterest income during the three and six months ended June 30, 2006 were $0.2 million and $0.2 million, respectively of interest rate derivative losses in our Canadian operation related to asset-liability mismatches in our funding of that operation, compared to derivative losses of $0.2 million and $0.3 million during the same periods in 2005.
Operating Expenses
     Operating expenses during the second quarter and first half of 2006 totaled $5.7 million and $11.6 million, respectively, an increase of 1% and a decrease of 2% over the same periods in 2005.

     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$5,362	$4,409	$10,528	$8,357
Other	348	1,237	1,120	3,475

Total operating expenses	$5,710	$5,646	$11,648	$11,832

Number of employees at period end (1)			195	180

(1)	On a full time equivalent basis.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at June 30, 2006 of $4.9 million, compared to $3.7 million as of December 31, 2005. Net charge-offs recorded by this line of business totaled $0.9 million for the second quarter of 2006, compared to $1.4 million for the second quarter of 2005. Net charge-offs year to date were $1.6 million, down from the $2.8 million net charge-offs recorded in the first half of 2005. We expect net charge-offs to increase as our franchise finance portfolio matures. Our allowance for loan and lease losses at June 30, 2006 totaled $12.2 million, representing 1.29% of loans and leases, compared to a balance at December 31, 2005 of $10.8 million, or 1.32% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans and leases	$4,852	$3,700
Allowance for loan and lease losses	12,241	10,756
Allowance for loan and lease losses to total loans and leases	1.29%	1.32%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Provision for loan and lease losses	$1,785	$1,211	$2,949	$3,321
Net charge-offs	868	1,448	1,615	2,816
Annualized net charge-offs to average loans and leases	0.39%	0.88%	0.38%	0.88%
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Domestic franchise loans	$403,387	$336,939
Weighted average coupon	8.01%	7.82%
Delinquency ratio	—	0.37
Domestic leases	$236,690	$204,701
Weighted average coupon	10.86%	10.72%
Delinquency ratio	1.20	1.26
Canadian leases (1)	$312,373	$275,568
Weighted average coupon	8.99%	8.80%
Delinquency ratio	0.33	0.53

(1)	In U.S. dollars.

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$22,924	$21,193	$46,593	$41,625
Provision for loan and lease losses	(3,704)	(6,181)	(10,258)	(6,551)
Noninterest income	3,580	9,838	10,968	22,363

Total net revenues	22,800	24,850	47,303	57,437
Operating expenses	(23,419)	(25,728)	(46,190)	(54,895)

Income (loss) before taxes	(619)	(878)	1,113	2,542
Income taxes	238	341	(460)	(1,034)

Net income (loss)	$(381)	$(537)	$653	$1,508

Selected Operating Data:
Loan volume:
Lines of credit	$31,617	$190,448	$94,919	$282,774
Loans	179,717	309,835	400,789	647,123
Net home equity charge-offs to average managed portfolio	0.58%	0.83%	0.80%	0.85%
(Loss) gain on sale of loans to loans sold	-1.33%	3.47%	-0.53%	2.80%

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,398,377	$1,602,400
Home equity loans and lines of credit(1)	1,159,309	980,406
Allowance for loan losses	(28,262)	(23,552)
Home equity loans held for sale	147,810	513,231
Residual interests	7,770	15,580
Mortgage servicing assets	29,451	30,502
Short-term borrowings	565,001	920,636
Collateralized debt	625,366	452,615
Shareholders’ equity	153,932	151,677
Selected Operating Data:
Total managed portfolio balance	1,600,288	1,593,509
Delinquency ratio (2)	2.7%	3.0%
Weighted average coupon rate:
Lines of credit	10.75%	10.17%
Loans	10.49	10.18

(1)	Includes $691 million and $486 million of collateralized loans at June 30, 2006 and December 31, 2005, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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
     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the six-month period ended June 30, 2006, HLTV home equity loans constituted

35% of our loan originations and 46% of our managed portfolio for this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at June 30, 2006 was originated with early repayment fees, reflecting such customer choice.
     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. During the second quarter, we executed a gain on sale securitization of certain high credit quality, but low coupon loans which were originated in 2005. We securitized these loans as we did not expect that we could earn a sufficient return on capital by holding them on balance sheet. These loans are now off balance sheet, funded with match term liabilities and we hold a residual interest in the loans which we value at $2.7 million or approximately 1.2 percent of the note balance of the underlying loans. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90% are subject to a higher level of regulatory scrutiny. This regulation factors into our sale decisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of June 30, 2006 and December 31, 2005:

	June 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon

	(Dollars in thousands)
Home Equity Portfolio
Loans ≤ 100% CLTV	$496,924	31.05%	8.53%	$494,462	31.03%	7.90%
Lines of credit ≤ 100% CLTV	342,916	21.43	9.53	327,164	20.53	8.77

Total ≤ 100% CLTV	839,840	52.48	8.94	821,626	51.56	8.24
Loans > 100% CLTV	600,080	37.50	12.30	582,536	36.56	12.31
Lines of credit > 100% CLTV	120,009	7.50	13.97	142,315	8.93	13.10

Total > 100% CLTV	720,089	45.00	12.57	724,851	45.49	12.47
First mortgages	31,786	1.99	7.05	36,377	2.28	7.10
Other	8,573	0.53	14.55	10,655	0.67	14.03

Total managed portfolio (1)	$1,600,288	100.00%	10.57%	$1,593,509	100.00%	10.18%

(1)	We define our “Managed portfolio” as the portfolio ($1.6 billion) that we service and on which we carry credit risk. At June 30, 2006, we also serviced another $1.5 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended June 30,
Product	2006	2005
	(Funding amount in thousands)
First mortgage loans
Funding Amount	$8,952	$31,546
Weighted Average Disposable Income	4,988	5,604
Weighted Average FICO score	689	692
Weighted Average Coupon	8.10%	6.80%

First mortgage loans up to 110%
Funding Amount	$943	—
Weighted Average Disposable Income	4,000	—
Weighted Average FICO score	688	—
Weighted Average Coupon	8.77%	—

Home equity loans up to 100% CLTV
Funding Amount	$103,434	$160,925
Weighted Average Disposable Income	6,629	5,177
Weighted Average FICO score	700	725
Weighted Average Coupon	11.08%	7.23%

Home equity loans up to 125% CLTV
Funding Amount	$66,388	$117,364
Weighted Average Disposable Income	4,306	4,378
Weighted Average FICO score	698	688
Weighted Average Coupon	12.69%	11.76%

Home equity lines of credit up to 100% CLTV
Funding Amount	$28,556	$176,981
Weighted Average Disposable Income	5,765	6,233
Weighted Average FICO score	694	711
Weighted Average Coupon	9.65%	7.39%

Home equity lines of credit up to 125% CLTV
Funding Amount	$3,061	$13,467
Weighted Average Disposable Income	4,393	4,570
Weighted Average FICO score	693	700
Weighted Average Coupon	14.93%	11.49%

All Products
Funding Amount	$211,334	$500,283
Weighted Average Disposable Income	5,557	5,181
Weighted Average FICO score	698	709
Weighted Average Coupon	11.31%	8.44%

Net Income
     Our home equity lending business recorded a net loss of $0.4 million (including pre-tax restructuring expenses of $3.9 million) during the three months ended June 30, 2006, compared to a net loss for the same period in 2005 of $0.5 million. Year to date income of $0.7 million was recorded through June 30, 2006, compared to net income of $1.5 million during the same period a year earlier.
Net Revenue
     Net revenue for the three and six months ended June 30, 2006 totaled $23 million and $47 million, respectively, compared to net revenue for the same periods in 2005 of $25 million and $57 million. The decrease in revenues is primarily a result of lower gains from loan sales.
     During the second quarter of 2006, our home equity lending business produced $211 million of home equity loans, compared to $500 million during the same period in 2005. The decline in volume principally reflects lower retail originations. During the second quarter, we restructured our retail channel significantly due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. The table below shows our originations by channel for the periods shown. “Other” principally includes loans originated in a co-marketing alliance with the segment’s mortgage banking affiliate.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Total originations	$211,334	$500,283	$495,708	$929,897
Percent correspondent	26%	15%	29%	17%
Percent retail loans	14	33	20	36
Percent brokered	29	22	27	23
Percent other	31	30	24	24
     Our home equity lending business had $1.3 billion of net loans and loans held for sale at June 30, 2006 compared to $1.5 billion at December 31, 2005. The decline principally reflects the decision, noted above, to sell certain underperforming loans. Included in the loan balance at June 30, 2006 were $691 million of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Net interest income	$22,924	$21,193	$46,593	$41,625
Provision for loan losses	(3,704)	(6,181)	(10,258)	(6,551)
Gain on sales of loans	(4,470)	3,861	(2,537)	12,129
Loan servicing fees	10,472	10,207	18,194	19,043
Amortization of servicing assets	(5,760)	(7,800)	(11,994)	(13,590)
Recovery of servicing assets	409	667	983	364
Derivative gains (losses)	2,934	(240)	5,841	337
Other	(5)	3,143	481	4,080

Total net revenue	$22,800	$24,850	$47,303	$57,437

     Net interest income increased to $23 million for the three months ended June 30, 2006, compared to $21 million for the same period in 2005. Year-to-date net interest income for 2006 was $47 million, compared to $42 million for 2005. The increase in net interest income is primarily due to growth in our average loans and loans held for sale portfolios in 2006.
     Provision for loan losses decreased to $3.7 million the first half of 2006, compared to $6.2 million during the same period in 2005. Year-to-date provision for loan losses was $10.3 million in 2006 compared to $6.6 million in 2005. This increase relates primarily to            the acquisition of seasoned loans during the first quarter of 2006 in conjunction with clean-up calls of previous asset-backed securitizations.

     We completed whole loan sales during the second quarter of 2006 of $105 million resulting in a gain on sale of loans of $0.8 million, compared to $4 million in gain on the sale of $111 million of loans during the same period in 2005. The gain on sales of loans relative to the principal balance of loans sold decreased during 2006 compared to 2005 due to market conditions. The reduced secondary market gains were partially offset by derivative gains recognized in current and previous periods. These derivative gains are discussed in more detail below. Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At June 30, 2006, we were receiving incentive fees for three transactions that had met these performance metrics. During the second quarter of 2006, we collected $4.3 million in cash from these ISFs, compared to $0.7 million during the year-earlier period. Year to date, we received cash flows of $5.7 million compared to $1.0 million a year ago.
     In addition to whole loan sales during the second quarter we completed a gain-on-sale securitization transaction collateralized by $231 million of loans. Included in “gain on sales of loans” were losses from the securitization totaling $5.1 million. The transaction resulted in the creation of mortgage servicing rights of $3.1 million and a residual interest of $2.7 million.
     Loan servicing fees totaled $10 million during the second quarter of 2006, unchanged from the same period in 2005. Year to date, loan servicing fees totaled $18 million, compared to $19 million during the same period in 2005. The servicing portfolio underlying the mortgage servicing asset totaled $2.4 billion at June 30, 2006 unchanged from June 30, 2005.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Servicing asset amortization net of impairment recovery totaled $11 million during the first half of 2006, compared to $13 million for the six months ended June 30, 2005. Decreased amortization reflects a runoff in our whole loan sale servicing portfolio.
     We originate fixed rate loans that change in value as interest rates move. To limit the net effect of such price movements, we enter into derivative contracts. Derivative gains were $2.9 million and $5.8 million for the three and six months ending June 30, 2006, respectively, compared to a loss of $0.2 million and a gain of $0.3 million for the same periods in 2005. The increase in derivative gains in 2006 versus 2005 is primarily the result of the rising interest rate environment.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Salaries and employee benefits	$15,127	$15,244	$28,727	$34,492
Other	8,292	10,484	17,463	20,403

Total operating expenses	$23,419	$25,728	$46,190	$54,895

Number of employees at period end (1)			472	662

(1)	On a full time equivalent basis.
     Operating expenses were $23 million and $46 million for the three and six months ended June 30, 2006, compared to $26 million and $55 million for the same periods in 2005. Included in the second quarter 2006 operating expense numbers is a charge of $3.9 million related to our restructuring of the retail channel as previously discussed.
Home Equity Servicing
     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $3.1 billion at June 30, 2006, unchanged from December 31, 2005. For whole loans sold with servicing retained totaling $0.9 billion at June 30, 2006 and $1.1 billion at December 31, 2005, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at June 30, 2006 was $29 million, down from $31 million at December 31, 2005 reflecting amortization in excess of new mortgage servicing right additions.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.3 billion of loans originated and held on balance sheet either as loans held for investment or loans held for sale, and $0.3 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.
     Where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.8 billion of loans at June 30, 2006 and $1.0 billion of loans at December 31, 2005 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold effects the valuation of the incentive servicing fee, we do not have direct credit risk in these pools.
     The following table sets forth certain information for each of these portfolios.

	June 30,	December 31,	June 30,
	2006	2005	2005
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,600,288	$1,593,509	$1,434,108
30 days past due	2.67%	3.04%	3.14%
90 days past due	1.01	1.10	1.15
Annualized QTD Net Chargeoff Rate	0.58	0.35	0.83

Unsold Loans
Total Loans (1)	$1,301,618	$1,480,224	$1,208,436
30 days past due	2.61%	2.23%	1.70%
90 days past due	1.04	0.86	0.75
Annualized QTD Net Chargeoff Rate	0.68	0.26	0.43
Loan Loss Reserve	$28,262	$23,552	$16,452

Owned Residual
Total Loans	$298,670	$113,286	$225,672
30 days past due	2.94%	13.60%	10.83%
90 days past due	0.88	4.32	3.31
Annualized QTD Net Chargeoff Rate	(0.53)	1.34	2.46
Residual Undiscounted Losses	$470	$930	$4,580

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$772,066	$972,775	$1,297,016
30 days past due	3.83%	4.30%	2.40%
90 days past due	1.38	1.74	0.88

(1)	Excludes deferred fees and costs.
     Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions.

Mortgage Banking
     We are exiting this segment and, therefore, have presented this segment as discontinued operations for all periods presented. Therefore the majority of these assets have been reported as assets held for sale. The income (loss), net of tax, of this segment has been reported below net income from continuing operations on the income statements.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$8,082	$9,026	$15,363	$16,749
Recovery of (provision for) loan loss	18	94	(29)	283
Noninterest income	15,051	2,744	17,009	20,606

Total net revenue	23,151	11,864	32,343	37,638
Operating expense	(31,785)	(27,710)	(58,194)	(70,188)

Income before taxes	(8,634)	(15,846)	(25,851)	(32,550)
Income taxes	3,447	6,685	10,330	13,130

Net income	$(5,187)	$(9,161)	$(15,521)	$(19,420)

Selected Operating Data:
Mortgage loan originations	$2,236,589	$2,643,669	$4,482,265	$5,456,081
Servicing sold as a % of originations	23%	183%	41%	145%

	June 30,	December 31,
	2006	2005

	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,099,965	$1,306,041
Mortgage loans held for sale	611,671	779,966
Mortgage servicing assets	285,591	261,309
Deposits	405,134	412,444
Short-term borrowing	308,531	467,470
Shareholder’s equity	127,206	125,888
Selected Operating Data:
Servicing portfolio:
Balance at end of period	19,189,343	18,265,288
Weighted average coupon rate	5.93%	5.79%
Weighted average servicing fee	0.35	0.35
Overview
     In our mortgage banking line of business, we originate, purchase, sell and service conventional and government agency-backed residential mortgage loans throughout the United States. We also engage in the business of mortgage reinsurance. Our channels for originating loans consist primarily of retail, wholesale, and correspondent lending.
Net Income
     Our mortgage banking line of business recorded a net loss for the three and six months ended June 30, 2006 of $5.2 million and $15.5 million, respectively, compared to a net loss of $9.2 million and $19.4 million for the same periods in 2005. The mortgage banking results reflect losses on derivatives associated with our mortgage servicing asset risk management activities in excess of impairment reversal, a shift in production mix to wholesale and correspondent channels that have lower profit margins, and certain costs associated with the anticipated sale of the business.

Net Revenue
     Mortgage banking net revenue for the quarter ended June 30, 2006 totaled $23 million compared to $12 million for the same period last year. Year to date, net revenues totaled $32 million compared to $38 million last year. The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$8,082	$9,026	$15,363	$16,749
(Provision for) recovery of loan losses	18	94	(29)	283
Gain on sales of loans	17,806	17,002	33,155	41,976
Servicing fees	16,645	23,784	34,166	49,410
Amortization expense	(13,625)	(18,269)	(27,025)	(39,479)
Recovery of (impairment on) servicing assets	4,167	(50,630)	7,907	(18,142)
(Loss) gain on derivatives	(11,435)	23,687	(33,394)	(23,698)
Gain on sales of servicing assets	21	5,471	(2)	6,656
Other income	1,472	1,699	2,202	3,883

Total net revenue	$23,151	$11,864	$32,343	$37,638

     Net interest income is generated from the interest earned on mortgage loans before they are sold to investors, less the interest expense incurred on borrowings to fund the loans. Net interest income for the second quarter in 2006 totaled $8 million compared to $9 million for the second quarter of 2005. Net interest income year to date decreased 8% to $15 million. The decrease in net interest income in 2006 is a result of decreased production resulting in a lower average balance of mortgage loans held for sale on our balance sheet during the quarter.
     Gain on sale of loans for the three months ended June 30, 2006 totaled $18 million, compared to $17 million for the same period in 2005, an increase of 5%. Gain on sale of loans for the six months ended June 30, 2006 totaled $33 million, compared to $42 million for the same period in 2006, a decrease of 21%. This decrease is attributable to the sale of most of our retail branches in April 2005, reduced secondary market margins, and reduced pricing power on the part of originators.
     Servicing fee income is recognized by collecting fees, which normally range between 25 and 44 basis points annually on the principal amount of the underlying mortgages. Servicing fee income totaled $17 million and $34 million for the three and six months ended June 30, 2006, a decrease of 30% and 31% from the same periods in 2005, primarily reflecting the decline in the size of the servicing portfolio.
     Amortization expense relates to mortgage servicing rights and is based on the proportion of current net servicing income to the total expected for the estimated lives of the underlying loans. Amortization expense totaled $14 million for the three months ended June 30, 2006, compared to $18 million during the second quarter of 2005. Year-to-date amortization expense totaled $27 million and $39 million for 2006 and 2005, respectively. The decrease in amortization expense in 2006 relates primarily to the decrease in the servicing portfolio and reduced prepayment speeds.
     Impairment expense is recorded when the book value of the mortgage servicing rights exceeds the fair value on a strata by strata basis. Recovery of servicing assets is recorded as impairment expense is reversed up to the lower-of-cost-or-market (LOCOM) cap. We determine fair value through the use of internal models, valuation comparisons to actual servicing sale proceeds, and independent valuations. Recovery of servicing assets totaled $4 million and $8 million for three and six months ended June 30, 2006, compared to impairment of $51 million and $18 million during the same periods of 2005. The fluctuations in impairment are attributable to changes in actual or expected prepayments speeds due to interest rate changes.
     The current risk management activities of the mortgage bank related to servicing assets do not satisfy the criteria for “hedge accounting” under SFAS 133. As a result, these derivatives are accounted for as “other assets” and “other liabilities,” and changes in fair value are adjusted through earnings as “derivative gains (losses),” while the underlying servicing asset is accounted for on a strata-by-strata basis at the lower of cost or market. The recovery in the first half of 2006 was more than offset by derivative losses of $33 million. Derivative losses of $24 million were recorded during the first half of 2005. See the discussion of “Derivative Financial Instruments” in our Risk Management section for additional information on our risk management activities.

     In January, when we announced our consideration of strategic alternatives for our conventional mortgage segment, we modified our mortgage segment asset hedging strategy by hedging the economic value of the asset, rather than the lower-of-cost-or-market (LOCOM) capped value as had been our practice. This new hedge strategy was correlated well with our modeled asset value throughout the second quarter. Due to the expected sale of the business, we elected against early adoption of SFAS 156, believing that any mismatch between full market value and carrying value would be reconciled in the sales process. So, while our mortgage servicing hedges have performed as expected in the first half of 2006 on a market value basis, our mortgage servicing net impairment and related risk management results led to a net impairment of $26 million on a GAAP basis. This has occurred as our asset impairment reversal in a rising rate environment during the first half of 2006 was constrained due to the LOCOM cap under SFAS 140 and, therefore, the full modeled value of our mark-to-market was not reflected in the asset’s carrying value at June 30, 2006.
     We had no bulk servicing sales during the first half of 2006. This compares to bulk servicing sales of $4.4 billion during the same period in 2005, generating a $7 million pre-tax gain. We carry our servicing assets on the balance sheet at the lower-of-cost-or-market.
Operating Expenses
     The following table sets forth operating expenses for our mortgage banking line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$10,882	$13,709	$23,351	$30,890
Incentive and commission pay	3,886	2,334	5,793	9,021
Other expenses	17,017	11,667	29,050	30,277

Total operating expenses	$31,785	$27,710	$58,194	$70,188

Number of employees at period end (1)			799	854

(1)	On a full time equivalent basis
     Operating expenses for the three and six months ended June 30, 2006 totaled $32 million and $58 million, an increase of 15% and a decrease of 17% over the same periods in 2005. Salaries and employee benefits including incentive and commission pay declined 27% year to date compared to the same period in 2005. These decreases in year-to-date compensation and sales incentive expenses reflect significant decreases in production activities during the first half of 2006 versus the same period in 2005. The increase in other expenses in the first half of 2006 reflects $5.7 million of costs related to the planned sale of the segment.

Mortgage Servicing
     The following table shows information about our managed mortgage servicing portfolio, including mortgage loans held for sale, for the periods indicated:

	Six Months Ended	Year Ended
	June 30,	December 31,
	2006	2005
	(Portfolio in billions)
Beginning servicing portfolio	$18.3	$26.2
Mortgage loan closings(1)	4.5	10.6
Bulk sales of servicing rights	—	(6.2)
Flow sales of servicing rights	(1.8)	(6.8)
Run-off(2)	(1.8)	(5.5)

Ending servicing portfolio	$19.2	$18.3

Number of loans (end of period)	148,944	142,956
Average loan size	$128,836	$127,769
Weighted average coupon	5.93%	5.79%
Percent Government National Mortgage Association (GNMA) and state housing programs	26	26
Percent conventional and other	74	74
Delinquency ratio	4.6	5.4
Mortgage servicing assets to related servicing portfolio(3)	1.48	1.41

(1)	Excludes brokered loans that are closed, funded and owned by unrelated third parties.

(2)	Run-off is primarily the reduction in principal balance of the servicing portfolio due to regular principal payments made by mortgagees and early repayments of entire loans.

(3)	For this calculation, deferred service release premiums on warehouse loans are excluded from mortgage servicing assets, and loans held for sale (i.e. warehouse loans) are excluded from the servicing portfolio.
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
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $2.3 million and $4.6 million for the three and six months ended June 30, 2006, compared to a loss of $0.8 million and $1.3 million during the same periods in 2005. The losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Included in the 2006 year-to-date loss at the parent is a $1.1 million write-off of unamortized debt issuance costs associated with IFC Capital Trust III which was called during the first quarter. Also included in the 2006 results for second quarter and year to date are $0.6 million and $0.8 million of stock option expense, respectively. Included in parent company results for the three months and six months ending June 30, 2005 was a management fee charged by the parent to the mortgage business totaling $0.8 million and $1.6 million, respectively. Under Emerging Issues Task Force statement number 87-24 (EITF 87-24), corporate overhead charges must be reclassified out of the discontinued operations presentation. As a result of EITF 87-24, there were no management fees charged to the mortgage bank during 2006. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2006, we allocated $6.5 million of these expenses to our subsidiaries, compared to $8.8 million during the first half of 2005.

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
     Our Chairman, Executive Vice President, Senior Vice Presidents (including the Chief Financial Officer), and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee. Our Chief Risk Officer, who reports directly the Audit and Risk Management Committee, chairs the ERMC.
     Each of our principal risks is managed at the line of business level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes. Given the on-going growth of the scope of the Corporation and heightened industry and regulatory focus around interest rate, credit, operational (including compliance) risks, the Board has encouraged management to increase staff and resources in its enterprise risk management department.
Credit Risk
     The assumption of credit risk is a key source of earnings for the home equity lending, commercial banking and commercial finance lines of business. The mortgage banking line of business assumes limited credit risk as its mortgages typically are insured and are sold within a short period of time after origination.
     The credit risk in the loan portfolios of the home equity lending, commercial finance and commercial banking lines of business has the most potential for a significant effect on our consolidated financial performance. These lines of business each have a Chief Credit Officer with expertise specific to the product line and manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Chief Risk Officer.
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
     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the estimate of fair value of the loan implies a value that is lower than carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic rate migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.
     Net charge-offs for the three months ended June 30, 2006 were $4 million, or 0.3% of average loans, compared to $3 million, or 0.3% of average loans during the same period in 2005. Year-to-date net charge-offs were $8 million, compared to $5 million during the same period in 2005. The increase in charge-offs and allowance is a result of portfolio growth and seasoning in our home equity business. At June 30, 2006, the allowance for loan and lease losses was 1.4% of outstanding loans and leases, up from 1.3% at December 31, 2005.
     Total nonperforming loans and leases at June 30, 2006, were $40 million, compared to $37 million at December 31, 2005. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2006 were 0.8%, unchanged from December 31, 2005. We also include in our nonperforming assets category nonperforming loans held for sale at the mortgage banking and home equity lending lines of business that are not guaranteed, which increased to $3.2 million at June 30, 2006 compared to $1.0 million at December 31, 2005. Other real estate we owned totaled $18 million at June 30, 2006, up from $15 million at December 31, 2005. Total nonperforming assets at June 30, 2006 were $61 million, or 0.9% of total assets compared to nonperforming assets at December 31, 2005, of $54 million, or 0.8% of total assets.
     The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2006	2005
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Real estate mortgages	$6,959	$222
Consumer loans	101	233
Commercial financing
Domestic leasing	138	73
Foreign leasing	9	71

	7,207	599

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	12,928	17,693
Real estate mortgages	14,496	14,237
Consumer loans	1,075	1,335
Commercial financing
Franchise financing	1,772	720
Domestic leasing	1,357	1,383
Foreign leasing	1,576	1,452

	33,204	36,820

Total nonperforming loans and leases	40,411	37,419

Nonperforming Loans held for Sale not guaranteed	3,202	965
Other real estate owned	17,862	15,226

Total nonperforming assets	$61,475	$53,610

Nonperforming loans and leases to total loans and leases	0.8%	0.8%

Nonperforming assets to total assets	0.9%	0.8%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at June 30, 2006 and December 31, 2005 were held at our lines of business as follows:

		June 30,	December 31,
		2006	2005
		(In millions)
•	Commercial banking	$30.4	$27.4
•	Commercial finance	4.9	3.7
•	Home equity lending	18.3	17.1
•	Mortgage banking	7.9	5.5
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. We manage liquidity centrally via daily interaction with the lines of business and periodic liquidity planning sessions. Since loans are less marketable than securities, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2006, the ratio of loans (which excludes loans held for sale) to total deposits was 127%. We permanently fund a significant portion of our loans with secured financings. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 102%.
     The mortgage banking line of business sells virtually all of its mortgage loan originations within 30 days of funding, taking them off our balance sheet. Therefore, the on-balance sheet funding of first mortgage loans covers the brief period of time from origination to sale/securitization. In the first half of 2006, the home equity lending line of business produced $0.5 billion and home equity loan sales totaled $0.5 billion, thus funding facilities for this line of business were unchanged.
     Since 2002, home equity loan securitizations have generally been retained on-balance sheet. As a result, both the securitized assets and the funding from the securitization are now reflected on the balance sheet. From a liquidity perspective, the securitizations provide matched-term funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” is optional at the master servicer’s discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments.
     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits include total deposits less jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.4 billion at June 30, 2006, down from $2.5 billion at December 31, 2005.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2006, these deposit types totaled $2.0 billion, a decrease of $0.1 billion from December 31, 2005. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis, we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.4 billion at June 30, 2006, unchanged from December 31, 2005. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.7 billion at June 30, 2006, and had an average remaining life of 18 months, as compared to $0.6 billion outstanding with a 13 month average remaining life at December 31, 2005.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At June 30, 2006 these escrow balances totaled $0.4 billion, unchanged from December 31, 2005. Upon the sale of our first mortgage subsidiary, escrow deposit balances will decrease significantly. Since virtually all escrow deposits are funding our mortgage subsidiary’s assets, the income benefit of these inexpensive deposits is now reflected in discontinued operations.
     Short-term borrowings consist of borrowings from several sources. One of our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2006, FHLBI borrowings outstanding totaled $0.6 billion, no change from December 31, 2005. We had sufficient collateral pledged to FHLBI at June 30, 2006 to borrow an additional $0.2 billion, if needed. Upon the sale of our first mortgage subsidiary, FHLBI-eligible collateral will decrease significantly. Management has increased its pool of FHLBI- eligible collateral from other segments and, as necessary, will replace this source of funding with other funding sources via deposit-raising initiatives in our commercial banking segment; through increased warehouse facility borrowing; and as necessary through additional securitization financing and brokered CD issuance.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At June 30, 2006, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund primarily home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Warehouse borrowing facilities to fund first mortgage loans: $10 million outstanding on a $100 million committed borrowing facility

•	Lines of credit with correspondent banks, including fed funds lines: $29 million outstanding out of $225 million available but not committed

•	Fed funds lines with non-correspondent banks in which $50 million were outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $229 million outstanding on $349 million of borrowing facilities
     In addition to short-term borrowings from the aforementioned credit lines, sale facilities are used to effect sale of Government Sponsored Enterprise (GSE) conforming first mortgage loans before scheduled GSE settlement dates. The first two of these sale facilities listed below have specific dollar limits as noted. The size of the third facility is limited only by the amount of mortgage-backed securities we can package for purchase by the facility provider. At June 30, 2006, the amount unsettled by the GSE on these facilities and the total facility amount were as follows:
•	Committed warehouse sale facility: $161 million unsettled on a $600 million facility

•	Uncommitted warehouse sale facility: none unsettled on a $150 million facility

•	Investor warehouse sale facility: $104 million unsettled
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
     Our mortgage, commercial banking and home equity lines of business all assume interest rate risk by holding mortgage servicing rights (MSRs). These assets are recorded at lower of cost or fair market value. Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights and the use of financial instruments to manage the economic performance of the assets. Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decision on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors, including:
•	the type of risk we are trying to mitigate;

•	offsetting factors elsewhere in the Corporation;

•	the level of current capital above our target minimums;

•	time remaining in the quarter (i.e., days until quarter end);

•	current level of derivative gain or loss relative to accounting and economic basis;

•	basis risk: the degree to which the interest rates underlying our derivative instruments might not move parallel to the interest rate driving our asset valuation;

•	convexity: the degree to which asset values, or risk management derivative instrument values, do not change in a linear fashion as interest rates change;

•	volatility: the level of volatility in market interest rates and the related impact on our asset values and derivatives instrument values; and

•	planned sales of mortgage servicing rights.
     When considering hedging strategies for first mortgage MSRs, we attempt to optimize the following mix of competing goals:
1.	Provide adequate hedge coverage for falling rates;

2.	minimize premium costs to establish hedge positions;

3.	provide a moderate amount of net impairment recapture if interest rates rise;

4.	when near or above the MSR LOCOM cap, maintain an acceptable range over which interest rates may rise without causing hedge losses to significantly exceed accounting gains.
     Pursuit of the last goal may result in the economic value of MSR increasing without offsetting hedge losses. However, in order to capture this economic value in earnings, MSR sales must occur. Finally, as noted earlier, when we announced our consideration of strategic alternatives for our conventional mortgage segment, we modified our mortgage segment asset hedging strategy by hedging the economic value of the asset, rather than the LOCOM-capped value as had been our practice. Due to this strategy, we changed our posture with regard to the fourth item above, wherein we were willing, given the “asset-held-for-sale” status of the segment’s servicing asset, to incur hedge losses in excess of accounting-based LOCOM-capped impairment reversals, on the assumption that any economic gain above the LOCOM cap would ultimately be realized in sale proceeds.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2006 for continuing operations. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2006, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The information in the tables below both as of 6/30/06 and 12/31/05 exclude the interest rate sensitivity of our first mortgage subsidiary as a discontinued operation. Note that these tables only include the market values and sensitivities of interest-sensitive assets and liabilities.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/–2%” and “+/–1%” are good estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.
Economic Value Change Method

		Present Value at June 30, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,172,504	$5,109,650	$5,043,858	$4,976,979	$4,912,630
Loans held for sale	152,027	150,493	148,243	145,454	142,320
Mortgage servicing rights	32,837	36,915	41,207	44,662	45,910
Residual interests	15,037	15,037	15,037	15,037	15,037
Interest sensitive financial derivatives	(9,279)	(3,067)	3,487	9,860	15,946

Total interest sensitive assets	5,363,126	5,309,028	5,251,832	5,191,992	5,131,843

Interest Sensitive Liabilities
Deposits	(3,387,639)	(3,361,836)	(3,336,643)	(3,306,830)	(3,276,799)
Short-term borrowings (1)	(625,252)	(621,329)	(617,928)	(614,688)	(611,597)
Long-term debt	(843,176)	(834,211)	(822,132)	(808,864)	(790,279)

Total interest sensitive liabilities	(4,856,067)	(4,817,376)	(4,776,703)	(4,730,382)	(4,678,675)
Net market value as of June 30, 2006	$507,059	$491,652	$475,129	$461,610	$453,168

Change from current	$31,930	$16,523	$—	$(13,519)	$(21,961)

Net market value as of March 31, 2006	$471,810	$470,398	$456,773	$437,496	$416,986

Potential change	$15,037	$13,625	$—	$(19,277)	$(39,787)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document
GAAP-Based Value Change Method

		Present Value at June 30, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	148,561	148,561	148,561	145,772	142,638
Mortgage servicing rights	27,015	30,562	33,308	36,129	37,235
Residual interests	15,037	15,037	15,037	15,037	15,037
Interest sensitive financial derivatives	(9,279)	(3,067)	3,487	9,860	15,946

Total interest sensitive assets	181,334	191,093	200,393	206,798	210,856

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of June 30, 2006	$181,334	$191,093	$200,393	$206,798	$210,856

Potential change	$(19,059)	$(9,300)	$—	$6,405	$10,463

Net market value as of March 31, 2006	$487,474	$501,226	$514,188	$519,368	$521,217

Potential change	$(26,714)	$(12,962)	$—	$5,180	$7,029

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
     Our Board of Directors has ultimate accountability for the level of operational risk assumed by us. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established and continue to improve a control environment that encourages a high degree of awareness to alerting senior management and the Board to potential control issues on a timely basis.
     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. In 2002, we started implementing a multi-year program to provide a more integrated firm-wide approach for the identification, measurement, monitoring and mitigation of operational risk. The enterprise-wide operational risk oversight function reports to the Chief Risk Officer (CRO), who in turn reports to the Audit and Risk Management Committee of our Board of Directors and who chairs our Enterprise-Wide Risk Management Committee. We have an enterprise-wide compliance oversight function. The compliance oversight function reports to our CRO. We have developed risk and control summaries (risk summaries) for our key business processes. Line of business and corporate-level managers use the risk summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act.
Regulatory Environment
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2006 and December 31, 2005, respectively, were $0.9 billion and $1.1 billion. We had $23 million and $20 million in irrevocable standby letters of credit outstanding at June 30, 2006 and December 31, 2005, respectively.

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
     We have interest rate swaps that have a notional amount (which does not represent the amount of risk) of $179 million to hedge fixed rate certificate of deposits. We recognized a loss in “derivative gains (losses)” of $0.6 million and $0.1 million for the six months ended June 30, 2006 and 2005, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or six-month LIBOR.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation) that are denominated in Canadian dollars. We had a notional amount of $64 million in forward contracts outstanding as of June 30, 2006. For the six months ending June 30, 2006 and 2005, we recognized losses of $1.5 million and gains of $0.2 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We recognized a foreign currency transaction gain on the intercompany loans of $2.0 million and a loss of $0.2 million, respectively, for the six months ended June 30, 2006 and 2005.
     In our home equity business, we enter into Eurodollar futures contracts to protect the value of the loans against increasing interest rates from the time of origination until the time a loan is sold or delivered into a securitization funding source. At June 30, 2006, a notional amount of $2.0 billion of Eurodollar futures was outstanding. We also have a $105 million amortizing interest rate cap to protect the interest rate exposure created by the 2006-1 securitization in which floating rate notes are funding fixed rate home equity loans. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. The gain on these activities for the six months ending June 30, 2006 and 2005, respectively, totaled $5.8 million and $0.3 million.
     Also in our home equity business, we have a $51 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $0.7 million was amortized through interest expense during the matching periods.
     We enter into commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the six months ended June 30, 2006 and 2005, a net decrease in fair value of these derivatives totaling $3.8 million and $4.1 million was recorded in “Gain from sale of loans.” At June 30, 2006, we had a notional amount of rate lock commitments outstanding totaling $1.0 billion. Notional amounts do not represent the amount of risk.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of June 30, 2006, the commercial paper conduit was providing $180 million of variable rate funding. In total, our interest rate swaps were effectively converting $176 million of this funding to a fixed interest rate. The losses on these swaps for the six months ended June 30, 2006 and 2005 were $0.3 million and $0.3 million, respectively.
     In our first mortgage business, we enter into forward contracts to protect against interest rate fluctuations from the date of mortgage loan commitment until the loans are sold. The notional amount of our forward contracts (which does not represent the amount at risk) totaled $0.9 billion at June 30, 2006. The closed mortgage loans hedged by forward contracts qualify for “fair value” hedge accounting treatment under SFAS 133. The basis of the hedged closed loans is adjusted for change in value associated with the risk being hedged. We value closed loan contracts at year end based upon the current secondary market value of securities with similar characteristics. The unrealized gain on our forward contracts for the six months ended

June 30, 2006 was $5.4 million and the hedge ineffectiveness for the year resulted in a loss of $1.6 million. The unrealized gain on our forward contracts for the six months ended June 30, 2005 was $4.2 million and the hedge ineffectiveness for the year resulted in a loss of $1.3 million. The effect of these hedging activities was recorded through earnings as a component of “Gain from sale of loans.”
     We manage the interest rate risk associated with our mortgage servicing rights through the use of mortgage backed security TBA’s (“to be announced” securities), TBA options, swaps, swaptions, options on US Treasury securities and Eurodollar futures contracts. Both the options and futures contracts are marked-to-market and included in “Other assets” with changes in value recorded in the consolidated income statements as “Derivative gains or losses.” At June 30, 2006, we held swaption positions with a notional amount totaling $1.9 billion. For the six months ended June 30, 2006, we recorded losses on swaptions, including premiums paid, of $37 million. At June 30, 2005, we held swaption positions with a notional amount totaling $6 billion, and losses totaling $24 million. We held no Eurodollar futures contracts at June 30, 2006, but we recorded gains of $3 million on these contracts held during the first six months. We held no Eurodollar futures contracts at June 30, 2005, but we recorded a loss of $44 thousand on contracts held during the first six months of 2005. The size and mix of these positions change during the quarter, so period-end positions may not be indicative of our net risk exposure throughout the quarter.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 53 through 55.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2006.
     Internal Control Over Financial Reporting – In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the quarter ended March 31, 2006, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
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
     Developments: In connection with their motion to remand the action back to state court, the plaintiffs filed an amended complaint on March 17, 2006, emphasizing the alleged state law basis for their claims, which Irwin believes are completely preempted by federal law. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.).
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
Item 4. Submission of Matters to a Vote of Security Holders.
a)	We held our Annual Meeting of Shareholders on April 6, 2006.

b)	Proposal No. 1. The following Director Nominees were elected to serve on the Board until the 2009 Annual Meeting, by the votes set forth below.

Nominees	Shares For	Shares Withheld
David W. Goodrich	26,228,791	546,506
Brenda J. Lauderback	25,222,169	1,553,128
John C. McGinty, Jr.	25,186,903	1,588,394
Marita Zuraitis	26,423,826	351,471
     The following directors are currently serving terms that expire as set forth below:

Sally A. Dean	2007
R. David Hoover	2008
William H. Kling	2007
William I. Miller	2008
Lance R. Odden	2007
Theodore M. Solso	2008
c)	In addition to the election of directors, the shareholders voted on and approved the following proposals:

Matter	Shares For	Shares Against	Shares Abstained
Proposal No. 2. Approval of the Irwin Union Bank Amended and Restated Performance Unit Plan	25,672,762	913,091	188,918
Proposal No. 3. Approval of the Irwin Commercial Finance Amended and Restated Performance Unit Plan	25,607,006	1,002,827	164,938
Proposal No. 4. Approval of the Irwin Home Equity Corporation Performance Unit Plan	25,667,461	941,996	165,653

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, May 4, 2005. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for the quarter ended June 30, 2005, File No. 001-16691.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan revised August 24, 2005 (Incorporated by reference to Exhibit 10.7 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada). (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.25	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.26	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.27	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006.

10.28	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006.

10.29	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006.

10.30	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.31	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006.

10.32	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.33	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.34	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.35	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.37	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005. (Incorporated by reference to Exhibit 10.38 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.39	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.40	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.42	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.43	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.44	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 2, 2006	IRWIN FINANCIAL CORPORATION

	By:	/s/ Gregory F. Ehlinger GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell

JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)