Form 10-Q
period 2006-09-30
IRWIN FINANCIAL CORP
filed 2006-11-06
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
☐ Yes ☑ No
As of October 30, 2006, there were outstanding 29,825,825 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$131,177	$155,417
Interest-bearing deposits with financial institutions	50,734	44,430
Residual interests	10,344	22,116
Investment securities- held-to-maturity (Fair value: $17,506 at September 30, 2006 and $17,031 at December 31, 2005)	17,858	17,046
Investment securities- available-for-sale	114,104	100,296
Loans held for sale	175,531	513,554
Loans and leases, net of unearned income — Note 4	5,101,135	4,477,943
Less: Allowance for loan and lease losses — Note 5	(70,635)	(59,223)

	5,030,500	4,418,720
Servicing assets — Note 6	32,017	34,445
Accounts receivable — Note 2	216,801	83,369
Accrued interest receivable	25,063	21,925
Premises and equipment	36,132	29,721
Other assets	81,750	86,572
Assets held for sale — Note 2	74,484	1,118,913

Total assets	$5,996,495	$6,646,524

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$713,668	$754,778
Interest-bearing	1,684,682	1,921,369
Certificates of deposit over $100,000	1,391,850	1,222,846

	3,790,200	3,898,993
Short-term borrowings — Note 7	264,239	997,444
Collateralized debt — Note 8	1,042,952	668,984
Other long-term debt — Note 9	233,892	270,160
Other liabilities	142,157	210,773
Liabilities held for sale — Note 2	—	87,836

Total liabilities	5,473,440	6,134,190

Commitments and contingencies — Note 14
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,794,221 shares as of September 30, 2006 and 29,612,080 as of December 31, 2005; 993,643 shares in treasury as of December 31, 2005	114,689	112,000
Additional paid-in capital	—	—
Deferred compensation	—	(759)
Accumulated other comprehensive income, net of deferred income tax benefit of $185 at September 30, 2006 and liability of $71 as of December 31, 2005	3,970	3,448
Retained earnings	404,396	418,784

	523,055	533,473
Less treasury stock, at cost	—	(21,139)

Total shareholders’ equity	523,055	512,334

Total liabilities and shareholders’ equity	$5,996,495	$6,646,524

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended September 30,
	2006	2005
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$113,923	$85,550
Loans held for sale	7,075	10,726
Residual interests	279	1,491
Investment securities	2,422	1,961
Federal funds sold	89	56

Total interest income	123,788	99,784

Interest expense:
Deposits	34,322	21,780
Short-term borrowings	4,114	2,769
Collateralized debt	14,306	8,550
Other long-term debt	5,520	7,323

Total interest expense	58,262	40,422

Net interest income	65,526	59,362
Provision for loan and lease losses — Note 5	9,135	5,955

Net interest income after provision for loan and lease losses	56,391	53,407
Other income:
Loan servicing fees	6,207	11,060
Amortization of servicing assets — Note 6	(5,338)	(9,037)
(Impairment) recovery of servicing assets — Note 6	(5)	886

Net loan administration income	864	2,909
Gain from sales of loans	1,640	6,131
Trading gains	968	333
Derivative losses, net	(2,302)	(2,036)
Other	6,177	6,981

	7,347	14,318

Other expense:
Salaries	25,903	27,513
Pension and other employee benefits	6,586	6,476
Office expense	2,413	2,178
Premises and equipment	5,040	5,091
Marketing and development	614	710
Professional fees	2,479	2,441
Other	7,829	4,560

	50,864	48,969

Income before income taxes from continuing operations	12,874	18,756
Provision for income taxes	3,641	5,520

Net income from continuing operations	9,233	13,236

(Loss) income from discontinued operations, net of $8,976 tax benefit and $3,562 income tax expense, respectively — Note 2	(13,440)	5,257

Net (loss) income	$(4,207)	$18,493

Earnings per share from continuing operations: — Note 11
Basic	$0.31	$0.46

Diluted	$0.31	$0.46

Earnings per share: — Note 11
Basic	$(0.14)	$0.65

Diluted	$(0.14)	$0.64

Dividends per share	$0.11	$0.10

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$316,904	$222,670
Loans held for sale	28,285	28,722
Residual interests	1,409	5,824
Investment securities	6,129	5,513
Federal funds sold	137	284

Total interest income	352,864	263,013

Interest expense:
Deposits	98,621	54,578
Short-term borrowings	11,613	5,282
Collateralized debt	37,013	17,348
Other long-term debt	14,641	15,741

Total interest expense	161,888	92,949

Net interest income	190,976	170,064
Provision for loan and lease losses — Note 5	25,154	18,402

Net interest income after provision for loan and lease losses	165,822	151,662
Other income:
Loan servicing fees	25,164	30,824
Amortization of servicing assets — Note 6	(17,866)	(23,253)
Recovery of servicing assets — Note 6	978	1,153

Net loan administration income	8,276	8,724
Gain from sales of loans	816	20,218
Trading gains	751	3,942
Derivative gains (losses), net	1,138	(1,686)
Other	19,408	19,586

	30,389	50,784

Other expense:
Salaries	81,632	83,820
Pension and other employee benefits	21,985	20,394
Office expense	6,698	6,363
Premises and equipment	15,513	15,972
Marketing and development	2,004	3,484
Professional fees	7,346	7,979
Other	19,794	20,367

	154,972	158,379

Income before income taxes from continuing operations	41,239	44,067
Provision for income taxes	14,347	15,903

Net income from continuing operations	26,892	28,164

Loss from discontinued operations, net of $20,056 and $10,545 income tax benefit, respectively — Note 2	(30,086)	(15,628)

Net (loss) income	$(3,194)	$12,536

Earnings per share from continuing operations: — Note 11
Basic	$0.91	$0.99

Diluted	$0.90	$0.98

Earnings per share: — Note 11
Basic	$(0.11)	$0.44

Diluted	$(0.12)	$0.44

Dividends per share	$0.33	$0.30

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended September 30, 2006, and 2005

			Accumulated Other Comprehensive Income
						Minimum		Additional
		Retained	Foreign	Unrealized Gain/Loss		SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at July 1, 2006	$529,581	$411,654	$4,361	$(747)	$697	$(274)	$—	$—	$113,890	$—
Net loss	(4,207)	(4,207)
Unrealized gain on investment securities net of $199 tax liability	299			299
Unrealized loss on derivative net of $212 tax benefit	(318)				(318)
Foreign currency adjustment	(48)		(48)

Other comprehensive loss	(67)

Total comprehensive loss	(4,274)
Deferred compensation	(63)	(63)					—
Cash dividends	(3,277)	(3,277)
Tax benefit on stock option exercises	30							30
Stock option expense	312							312
Stock:
Purchase of 2,674 shares	(52)									(52)
Sales of 47,922 shares	798	289						(342)	799	52

Balance at September 30, 2006	$523,055	$404,396	$4,313	$(448)	$379	$(274)	$—	$—	$114,689	$—

Balance at July 1, 2005	$490,575	$399,985	$2,319	$(72)	$29	$(254)	$(677)	$—	$112,000	$(22,755)
Net income	18,493	18,493
Unrealized loss on investment securities net of $61 tax benefit	(90)			(90)
Unrealized gain on derivative net of $394 tax liability	590				590
Foreign currency adjustment	983		983

Other comprehensive income	1,483

Total comprehensive income	19,976
Deferred compensation	(150)						(150)
Cash dividends	(2,859)	(2,859)
Tax benefit on stock option exercises	89							89
Treasury stock:
Purchase of 6,544 shares	(137)									(137)
Sales of 53,938 shares	885	(339)						(89)		1,313

Balance at September 30, 2005	$508,379	$415,280	$3,302	$(162)	$619	$(254)	$(827)	$—	$112,000	$(21,579)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2006, and 2005

			Accumulated Other Comprehensive Income
						Minimum		Additional
		Retained	Foreign	Unrealized Gain/Loss		SERP	Deferred	Paid in	Common	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Liability	Compensation	Capital	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$(21,139)
Net loss	(3,194)	(3,194)
Unrealized loss on investment securities net of $50 tax benefit	(75)			(75)
Unrealized loss on derivative net of $250 tax benefit	(375)				(375)
Foreign currency adjustment	972		972

Other comprehensive income	522

Total comprehensive loss	(2,672)
Deferred compensation	(151)	(910)					759
Cash dividends	(9,818)	(9,818)
Tax benefit on stock option exercises	349							349
Stock option expense	1,419							1,419
Stock:
Purchase of 52,230 shares	(1,027)									(1,027)
Sales of 1,228,014 shares	22,621	(466)						(1,768)	2,689	22,166

Balance at September 30, 2006	$523,055	$404,396	$4,313	$(448)	$379	$(274)	$—	$—	$114,689	$—

Balance at January 1, 2005	$501,186	$412,028	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$(25,019)
Net income	12,536	12,536
Unrealized loss on investment securities net of $87 tax benefit	(222)			(222)
Unrealized gain on derivative net of $19 tax liability	619				619
Foreign currency adjustment	654		654

Other comprehensive income	1,051

Total comprehensive income	13,587
Deferred compensation	(167)						(167)
Cash dividends	(8,564)	(8,564)
Tax benefit on stock option exercises	616							616
Treasury stock:
Purchase of 44,379 shares	(1,198)									(1,198)
Sales of 144,615 shares	2,919	(720)						(999)		4,638

Balance at September 30, 2005	$508,379	$415,280	$3,302	$(162)	$619	$(254)	$(827)	$—	$112,000	$(21,579)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(Dollars in thousands)
Income from continuing operations, net of taxes	26,892	28,164
Loss from discontinued operations, net of taxes	(30,086)	(15,628)

Net (loss) income	$(3,194)	$12,536
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	6,071	8,746
Amortization and impairment of servicing assets	57,878	61,805
Provision for loan and lease losses	25,183	17,935
Loss (gain) on sale of mortgage servicing assets	15,829	(15,241)
Gain from sales of loans and loans held for sale	(44,237)	(80,711)
Originations and purchases of loans held for sale	(6,969,021)	(10,163,992)
Proceeds from sales and repayments of loans held for sale	8,014,813	9,506,670
Proceeds from sale of mortgage servicing assets	79,395	79,684
Net decrease in residuals	13,181	26,218
Net decrease (increase) in accounts receivable	65,540	(7,932)
Other, net	(139,727)	(17,560)

Net cash provided (used) by operating activities	1,121,711	(571,842)

Lending and investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	1,055	307
Available-for-sale	9,015	4,281
Purchase of investment securities:
Held-to-maturity	(2,648)	—
Available-for-sale	(23,006)	(3,565)
Net decrease (increase) in interest-bearing deposits	396	(30,181)
Net increase in loans, excluding sales	(677,505)	(623,334)
Proceeds from sale of loans	46,728	41,423
Other, net	(9,663)	(6,579)

Net cash used by lending and investing activities	(655,628)	(617,648)

Financing activities:
Net (decrease) increase in deposits	(108,793)	735,027
Net (decrease) increase in short-term borrowings	(733,205)	311,067
Proceeds from issuance of long term debt	31,500	51,750
Repayments of long-term debt	(47,583)	(51,759)
Proceeds from issuance of collateralized borrowings	650,808	440,609
Repayments of collateralized borrowings	(276,832)	(241,246)
Tax benefit on stock option exercises	349	—
Purchase of treasury stock for employee benefit plans	(1,027)	(1,198)
Proceeds from sale of stock for employee benefit plans	3,704	2,919
Dividends paid	(9,818)	(8,564)

Net cash (used) provided by financing activities	(490,897)	1,238,605

Effect of exchange rate changes on cash	505	1,130

Net (decrease) increase in cash and cash equivalents	(24,309)	50,245
Cash and cash equivalents at beginning of period	155,486	97,101

Cash and cash equivalents at end of period	$131,177	$147,346

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$178,360	$100,401

Income taxes paid	$35,150	$16,241

Noncash transactions:
Liability for loans held for sale eligible for repurchase — Note 1	$87,837	$7,174

Other real estate owned	$6,805	$10,562

Conversion of trust preferred to common stock	$20,184	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies, Management Judgments and Accounting Estimates
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance and home equity lending. We are in the process of exiting the mortgage banking segment. Our direct and indirect subsidiaries include, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Commercial Finance Corporation, Irwin Home Equity Corporation and Irwin Mortgage Corporation. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.
     We are in the process of exiting the mortgage banking line of business. As a result, the financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.” Prior period results were reclassified to conform to this change in presentation. Certain of the balance sheet assets related to this line of business are being reported as “assets held for sale.” See Note 2 for additional information.
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
     Servicing Assets: When we securitize or sell loans, we periodically retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the estimated lives of the related loans in proportion to estimated net servicing income.
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
     Recent Accounting Developments: In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment,” which revises SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123(R) supersedes APB Opinion 25, “Accounting for Stock Issued to Employees,” and amends SFAS 95, “Statement of Cash Flows.” This Statement requires that a public entity measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are required to be recognized in the income statement based on their fair value. We adopted this Statement on January 1, 2006. See Note 12 for further discussion.
     In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments.” This standard permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of a fiscal year that begins after September 15, 2006. We do not believe this standard will have a material impact on our results of operations.
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
     In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of SFAS No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We are currently evaluating this new Interpretation and have not yet determined the ultimate impact it will have on our results of operation.
     In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating this new statement and have not yet determined the ultimate impact it will have on our results of operation.
     In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement was issued to improve communication around the funded status of defined benefit postretirement plans in a complete and understandable way. This statement requires employers to report the overfunded or underfunded status of their plans in the balance sheet rather than in the footnotes. This statement also requires an employer to recognize all transactions and events affecting the overfunded or underfunded status of a defined benefit postretirement plan in comprehensive income in the year in which they occur. This statement will require us to recognize the funded status of our defined benefit plan and provide certain required disclosures in our December 31, 2006 year-end report. The recognition of funded status will not impact our income statement, but will have an approximate $7 million impact on our shareholders’ equity balance at December 31, 2006.
     Reclassifications: Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation and, as discussed in Note 2, certain accounts have been reclassified during 2006 due to discontinued operations treatment. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Discontinued Operations
     On September 26, 2006, we completed the sale of the mortgage banking line of business’ origination operation including the majority of this segment’s loans held for sale. Approximately $275 million of loans held for sale and certain other assets and liabilities were sold resulting in a loss of $6.4 million including disposition costs. We recognized $5.5 million of these costs during the second quarter of 2006, while the remaining $0.9 million was recognized during the third quarter. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. Loans and loans held for sale totaling $50 million remain on our consolidated balance sheet and are classified as “assets held for sale” at September 30, 2006. These assets are carried at their fair value less costs to sell.
     On September 29, 2006, we sold the majority of this segment’s capitalized mortgage servicing rights. Mortgage servicing rights with an underlying unpaid principal balance of $17 billion were sold to four unrelated parties resulting in a loss of $16.1 million, which is reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. The loss was partially offset by associated derivative gains of $11 million. Mortgage servicing rights totaling $21 million remain on our consolidated balance sheet and are classified as “assets held for sale” at September 30, 2006. These assets are carried at the lower of cost or fair value. As a result of these sales, we recorded $172 million of receivables from these buyers. On October 27, 2006, we accepted bids for the segment’s remaining servicing portfolio and expect to complete the transfer of these loans by early January 2007.
     In addition to the losses discussed above, we also incurred losses in connection with contract termination costs and severance benefits. These losses were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We recognized $0.5 million of these costs during the second quarter of 2006, while the remaining $7.4 million was recognized during the third quarter. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income.
     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, the majority of the assets and certain liabilities for this segment have been reclassified as held for sale in the consolidated balance sheet.

     Results for this discontinued portion of our business are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net revenues	$6,527	$39,573	$36,040	$72,201
Other expense	(28,943)	(30,754)	(86,182)	(98,374)

(Loss) income before income taxes	(22,416)	8,819	(50,142)	(26,173)
Income taxes	8,976	(3,562)	20,056	10,545

Net (loss) income from discontinued operations	$(13,440)	$5,257	$(30,086)	$(15,628)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Loans held for sale	32,844	779,966
Loans, net of allowance for loan loss	16,244	20,359
Net servicing asset	20,967	261,309
Other assets	4,429	57,279

Assets held for sale	$74,484	$1,118,913

     The amounts in the table above do not exactly correspond with the amounts in our segment reporting of the mortgage banking line of business as certain items within the mortgage segment have not been and will not be eliminated from our continuing operations as contemplated in SFAS 144. These items include management fees and other allocations charged by the parent to the segment; the reinsurance subsidiary included in the segment; certain residual interests associated with loan sales to the Federal Home Loan Bank of Indianapolis; and earnouts associated with the 2005 divestiture of this segment’s retail division. The tables below reflect the impact of these reclassified items on our quarterly financial information as disclosed in our previously filed 2006 Form 10-Qs. The “as reclassified” columns below reflects our current expectation about the ultimate disposition of the remaining elements of the mortgage banking segment.

	Three Months Ended March 31,		Three Months Ended June 30,
	2006		2006
	As reported	As reclassified	As reported	As reclassified
	(Dollars in thousands)
Net revenues	$65,549	$66,381	$64,094	$66,092
Other expense	(52,339)	(52,814)	(50,815)	(51,295)

Loss before income taxes	13,210	13,567	13,279	14,797
Income taxes	(4,734)	(4,877)	(5,221)	(5,828)

Net income from continued operations	8,476	8,690	8,058	8,969
Net loss from discontinued operations	(10,334)	(10,548)	(5,187)	(6,098)

Net (loss) income	$(1,858)	$(1,858)	$2,871	$2,871

Earnings per share
Basic from continued operations	$0.29	$0.30	$0.27	$0.30
Basic	-0.06	-0.06	0.10	0.10
Diluted from continued operations	0.29	0.30	0.27	0.30
Diluted	-0.07	-0.07	0.09	0.09

	Three Months Ended March 31,		Three Months Ended June 30,
	2005		2005
	As reported	As reclassified	As reported	As reclassified
	(Dollars in thousands)
Net revenues	$67,189	$69,887	$62,522	$64,833
Other expense	(55,438)	(55,860)	(53,008)	(53,549)

Income before income taxes	11,751	14,027	9,514	11,284
Income taxes	(4,519)	(5,430)	(4,245)	(4,953)

Net income from continued operations	7,232	8,597	5,269	6,331
Net loss from discontinued operations	(9,777)	(11,142)	(8,680)	(9,742)

Net loss	$(2,545)	$(2,545)	$(3,411)	$(3,411)

Earnings per share
Basic from continued operations	$0.25	$0.30	$0.18	$0.22
Basic	-0.09	-0.09	-0.12	-0.12
Diluted from continued operations	0.25	0.30	0.18	0.22
Diluted	-0.09	-0.09	-0.12	-0.12
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

Nine Months Ended September 30,
2006
(Dollars in thousands)
Salaries	$3,596
Other expense	340

Total	$3,936

Note 4 — Loans and Leases
     Loans and leases are summarized as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,159,093	$2,016,228
Real estate-construction	407,858	379,831
Real estate-mortgage	1,509,338	1,232,958
Consumer	33,169	31,718
Commercial financing
Franchise financing	612,890	462,413
Domestic leasing	283,042	237,968
Canadian leasing	365,494	313,581
Unearned income
Franchise financing	(184,639)	(125,474)
Domestic leasing	(40,433)	(33,267)
Canadian leasing	(44,677)	(38,013)

Total	$5,101,135	$4,477,943

Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	25,154	27,307
Charge-offs	(21,705)	(20,201)
Recoveries	7,995	8,960
Reduction due to reclassification or sale of loans	(172)	(403)
Foreign currency adjustment	140	119

Balance at end of period	$70,635	$59,223

Note 6 — Servicing Assets
     Included in the consolidated balance sheet at September 30, 2006 and December 31, 2005 are $53 million and $296 million, respectively, of capitalized servicing assets. These amounts reflect the value of the right to service mortgage and home equity loans owned by other investors but serviced by us for them. As discussed in Note 2 above, we sold the majority of our capitalized servicing assets associated with our mortgage segment during the third quarter.

     Changes in our capitalized servicing assets, net of valuation allowance, are shown below:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Beginning balance	$295,754	$367,032
Additions	81,519	74,731
Amortization	(58,538)	(100,322)
Recovery of impairment	660	19,625
Reduction for servicing sales	(266,411)	(65,312)

Ending balance	52,984	295,754

Less servicing asset from discontinued operations	20,967	261,309

Mortgage servicing asset from continuing operations	$32,017	$34,445

     We have established a valuation allowance to record servicing assets at their lower of cost or fair market value. Changes in the allowance are summarized below:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$27,243	$54,134
Recovery of impairment	(660)	(19,625)
Reclass for sales of servicing and clean up calls	(26,431)	(154)
Other than temporary impairment (1)	—	(7,112)

Balance at end of period	152	27,243

Less valuation allowance from discontinued operations	—	26,091

Valuation allowance from continuing operations	$152	$1,152

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts..
Note 7 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$263,861	$641,785
Drafts payable related to mortgage loan closings	378	64,278
Lines of credit and other	—	1,081
Federal funds	—	290,300

Total	$264,239	$997,444

Weighted average interest rate	4.42%	3.05%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     Drafts payable related to mortgage loan closings are related to mortgage closings that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 5.3% to 6.1% at September 30, 2006.
Note 8 — Collateralized Debt
     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions under SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $1.2 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating. Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
		September 30,	September 30,	December 31,
	Maturity	2006	2006	2005
	(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note	5/2010	6.2	$7,079	$13,600
Canadian asset backed notes:
Note 1	revolving	5.5	28,305	32,385
Note 2	9/2011	3.9	183,896	155,544
Note 3	10/2009	4.5	10,089	14,839
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.7	65,425	132,692
Variable rate subordinate note	12/2034	6.5	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.5	61,697	138,244
Fixed rate senior note	6/2035	5.0	94,129	94,129
Variable rate subordinate note	6/2035	7.1	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(99)	(136)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.5	126,352	—
Fixed rate senior note	9/2035	5.5	96,561	—
Fixed rate lockout senior note	9/2035	5.6	24,264	—
Unamortized premium/discount			(21)	—
2006-2 asset backed notes:
Variable rate senior note	2/2036	5.4	156,231	—
Fixed rate senior note	2/2036	6.3	80,033	—
Fixed rate lockout senior note	2/2036	6.2	21,348	—
Unamortized premium/discount			(24)	—

Total			$1,042,952	$668,984

Note 9 — Long-term Debt
     Other long-term debt totaled $234 million at September 30, 2006, compared to $270 million at December 31, 2005. The reduction of $15 million in long-term debt relates to our call of trust preferred securities issued by IFC Capital Trust IV on July 25, 2006. On March 6 of this year we had a reduction in long-term debt of $53 million related to our call of the convertible trust preferred securities issued by IFC Capital Trust III. As a result of this call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. This debt which matures in 2036, has a rate of 6.69% for the first five years and then converts to a variable rate thereafter. We had obligations represented by subordinated debentures at September 30, 2006 totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. The subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt. Depending on interest rate conditions and certain other factors, we may call and/or refinance Capital Trust V in the fourth quarter of 2006.
Note 10 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Service cost	$931	$714	$2,793	$2,142
Interest cost	519	435	1,558	1,306
Expected return on plan assets	(563)	(478)	(1,689)	(1,434)
Amortization of prior service cost	9	9	28	28
Amortization of actuarial loss	218	172	653	515

Net periodic benefit cost	$1,114	$852	$3,343	$2,557

     As of September 30, 2006, we have not made any contributions to our pension plan in the current year and currently do not expect to contribute to this plan before year end.

Note 11 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months Ended			Nine Months Ended
	September 30, 2006
	Basic	Effect of	Diluted	Basic	Effect of	Diluted
	Earnings	Stock	Earnings	Earnings	Stock	Earnings
	Per Share	Options	Per Share	Per Share	Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From continuing operations	$9,233	$(79)	$9,154	$26,892	$(219)	$26,673
From discontinued operations	(13,440)	—	(13,440)	(30,086)	—	(30,086)

Total net loss for all operations	(4,207)	(79)	(4,286)	(3,194)	(219)	(3,413)
Shares	29,716	164	29,880	29,448	183	29,631

Per-share from continuing operations	$0.31	$—	$0.31	$0.91	$(0.01)	$0.90

Per-share amount for all operations	$(0.14)	$—	$(0.14)	$(0.11)	$(0.01)	$(0.12)

	Three Months Ended			Nine Months Ended
	September 30, 2005
	Basic	Effect of	Diluted	Basic	Effect of	Diluted
	Earnings	Stock	Earnings	Earnings	Stock	Earnings
	Per Share	Options	Per Share	Per Share	Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From continuing operations	$13,236	$—	$13,236	$28,164	$—	$28,164
From discontinued operations	5,257	—	5,257	(15,628)	—	(15,628)

Total net income for all operations	18,493	—	18,493	12,536	—	12,536
Shares	28,540	233	28,773	28,503	267	28,770

Per-share from continuing operations	$0.46	$—	$0.46	$0.99	$(0.01)	$0.98

Per-share amount for all operations	$0.65	$(0.01)	$0.64	$0.44	$—	$0.44

The effect of convertible shares was not included in this calculation for 2005 and 2006 because they were antidilutive.
     At September 30, 2006 and 2005, 1,902,917 and 1,320,159 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
     The Board of Directors of the Corporation has approved the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. The repurchases will occur from time to time based on market conditions, parent company cash flow, and the Corporation’s current and future projections of capital position.
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
     We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value. For the nine months ended September 30, 2006, $0.1 million was expensed related to this plan.

     We have restricted stock plans to compensate our Directors and employees with our common stock. The number of shares issued under these plans is based on the current market value of our common stock on date of issue. For the nine months ended September 30, 2006, $0.4 million was expensed related to these plans.
     At September 30, 2006, there was $0.9 million of total unrecognized compensation expense to be recognized over a weighted average period of four years related to restricted stock. Activity in this plan is summarized as follows:

	September 30, 2006
		Weighted
	Number of	average grant
	Shares	date fair value
Unvested at the beginning of the year	41,726	$22.45
Awarded	31,658	19.00
Vested	(15,038)	20.90
Forfeited	(4,210)	26.12

Unvested at the end of the period	54,136	$20.58

     We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and will vest at 25% at grant and 25% at each anniversary date thereafter, is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options with exercise prices below the stock price have been considered as common stock equivalents in the computation of diluted earnings per share. During the nine months ended September 30, 2006, $1.4 million was expensed related to these plans. At September 30, 2006, there was $2.4 million of total unrecognized compensation expense to be recognized over a weighted average period of two years related to unvested stock options. We received $1.7 million in proceeds related to stock options exercised during the nine months ended September 30, 2006 and realized a tax benefit of $0.9 million related to these options.
     We calculated the fair value of each option award on the date of grant using the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during the nine months ended September 30, 2006 and 2005 was $5.64 and $6.93, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005 was $1.7 million and $1.2 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Expected volatility is primarily based on historical volatility levels. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life.
     The following assumptions were used for each respective period:

	Nine Months Ended September
	30,
	2006	2005
Risk-free interest rates	4.93%	3.94%
Dividend yield	2.41%	1.75%
Expected volatility	32%	35%
Expected lives (in years)	6	6

     The following table summarizes all stock option transactions under Company Plans during the nine months ended September 30, 2006:

	September 30, 2006
		Weighted
		average	Weighted average	Aggregate
	Number of	exercise	remaining	Intrinsic
	Shares	price	contractual term	Value
Outstanding at the beginning of the year	2,441,771	$20.55
Granted	425,725	18.25
Exercised	(132,455)	13.09
Cancelled
Forfeited	(26,125)	20.66
Expired	(72,165)	24.24

Outstanding at the end of the period	2,636,751	20.45	6.37	$2,740,076

Exercisable at the end of the period	2,156,554	$20.76	5.74	$2,298,371

     The following table illustrates the impact of equity-based compensation on reported amounts:

	Three Months Ended September		Nine Months Ended September
	30, 2006		30, 2006
		Impact of		Impact of
		Adopting SFAS		Adopting SFAS
	As Reported	123(R)	As Reported	123(R)
	(Dollars in thousands, except per share amounts)
Net income from Continuing Operations before taxes	$12,874	$330	$41,239	$1,461
Net income from Continuing Operations	9,233	198	26,892	877
Net loss	(4,207)	206	(3,194)	907
Basic earnings per share
From Continuing Operations	$0.31	$(0.01)	$0.91	$(0.03)
From All Operations	(0.14)	(0.01)	(0.11)	(0.03)
Diluted earnings per share
From Continuing Operations	$0.31	$(0.01)	$0.90	$(0.03)
From All Operations	(0.14)	(0.01)	(0.12)	(0.03)
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

     Below is the pro forma earnings per share calculation as if we had applied the fair value recognition provisions of SFAS 123 “Accounting for Stock-based Compensations” to stock-based employee compensation in the prior period:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
	(Dollars in thousands, except per share amounts)
Net income from continuing operations as reported	$13,236	$28,164
Equity based compensation expense included in net earnings, net of tax	125	322
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(696)	(1,966)

Net income from continuing operations pro forma	12,665	26,520
Net income (loss) from discontinued operations	5,257	(15,628)

Pro forma net income	$17,922	$10,892

Basic earnings per share from continuing operations
As reported	$0.46	$0.99
Pro forma	0.44	0.93
Basic earnings per share
As reported	$0.65	$0.44
Pro forma	0.63	0.38
Diluted earnings per share continuing operations
As reported	$0.46	$0.98
Pro forma	0.44	0.92
Diluted earnings per share
As reported	$0.64	$0.44
Pro forma	0.62	0.38
Note 13 — Industry Segment Information
     We have three principal business segments that provide a broad range of financial services. The commercial banking line of business provides commercial banking services. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The home equity lending line of business originates, purchases, sells and services home equity loans. As described in Note 2, we have recently exited the mortgage banking line of business. This segment, which we entered in 1981, is shown in the table below in the two columns labeled “Mortgage Banking” and “Discontinued Operations.” These two columns are not identical for reasons listed in footnote one below the tables on the next page. Our other segment primarily includes the parent company, our private equity portfolio and eliminations.
     The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.” On the next page is a summary of each segment’s revenues, net income, and assets for the periods indicated:

								Consolidated
	Commercial	Commercial	Home Equity	Mortgage			Discontinued	Continuing
	Banking	Finance	Lending	Banking(1)	Other	Consolidated	Operations(1)	Operations
	(Dollars in thousands)
Three Months Ended September 30, 2006
Net interest income	$29,652	$16,759	$26,935	$(1,383)	$(9,946)	$62,017	$5,626	$56,391
Intersegment interest	618	(7,955)	(7,574)	7,874	7,037	—	—	—
Other revenue	4,691	2,536	(820)	1,710	131	8,248	901	7,347
Intersegment revenues	—	—	—	79	(79)	—	—	—

Total net revenues	34,961	11,340	18,541	8,280	(2,857)	70,265	6,527	63,738
Other expense	22,418	5,783	18,198	29,439	3,969	79,807	28,943	50,864
Intersegment expenses	691	286	812	—	(1,789)	—	—	—

Income (loss) before taxes	11,852	5,271	(469)	(21,159)	(5,037)	(9,542)	(22,416)	12,874
Income taxes	3,594	1,997	(177)	(8,473)	(2,276)	(5,335)	(8,976)	3,641

Net income (loss)	$8,258	$3,274	$(292)	$(12,686)	$(2,761)	$(4,207)	$(13,440)	$9,233

Three Months Ended September 30, 2005
Net interest income	$25,440	$12,256	$29,056	$14,026	$(17,035)	$63,743	$10,336	$53,407
Intersegment interest	1,838	(4,778)	(8,769)	(2,539)	14,248	—	—	—
Other revenue	4,377	2,313	7,825	30,115	(1,075)	43,555	29,237	14,318
Intersegment revenues	65	—	—	326	(391)	—	—	—

Total net revenues	31,720	9,791	28,112	41,928	(4,253)	107,298	39,573	67,725
Other expense	18,862	5,220	23,369	31,236	1,036	79,723	30,754	48,969
Intersegment expenses	429	193	1,003	861	(2,486)	—	—	—

Income (loss) before taxes	12,429	4,378	3,740	9,831	(2,803)	27,575	8,819	18,756
Income taxes	4,795	1,840	1,503	3,967	(3,023)	9,082	3,562	5,520

Net income (loss)	$7,634	$2,538	$2,237	$5,864	$220	$18,493	$5,257	$13,236

								Consolidated
	Commercial	Commercial	Home Equity	Mortgage			Discontinued	Continuing
	Banking	Finance	Lending	Banking(1)	Other	Consolidated	Operations(1)	Operations
	(Dollars in thousands)

Nine Months Ended September 30, 2006
Net interest income	$82,916	$46,541	$83,374	$(4,857)	$(22,146)	$185,828	$20,006	$165,822
Intersegment interest	5,814	(20,886)	(27,678)	26,682	16,068	—	—	—
Other revenue	13,553	6,684	10,149	18,467	(2,429)	46,424	16,035	30,389
Intersegment revenues	—	—	—	331	(331)	—	—	—

Total net revenues	102,283	32,339	65,845	40,623	(8,838)	232,252	36,041	196,211
Other expense	64,104	16,877	62,683	87,633	9,858	241,155	86,183	154,972
Intersegment expenses	2,062	840	2,519	—	(5,421)	—	—	—

Income (loss) before taxes	36,117	14,622	643	(47,010)	(13,275)	(8,903)	(50,142)	41,239
Income taxes	13,245	5,525	283	(18,803)	(5,959)	(5,709)	(20,056)	14,347

Net income (loss)	$22,872	$9,097	$360	$(28,207)	$(7,316)	$(3,194)	$(30,086)	$26,892

Assets at September 30, 2006	$3,058,334	$1,012,502	$1,536,519	$365,660	$23,480	$5,996,495

Nine Months Ended September 30, 2005
Net interest income	$69,742	$32,773	$76,361	$34,242	$(36,480)	$176,638	$24,976	$151,662
Intersegment interest	6,497	(13,075)	(21,001)	(5,723)	33,302	—	—	—
Other revenue	12,434	5,573	30,189	50,663	(850)	98,009	47,225	50,784
Intersegment revenues	195	—	—	384	(579)	—	—	—

Total net revenues	88,868	25,271	85,549	79,566	(4,607)	274,647	72,201	202,446
Other expense	56,603	16,668	76,791	99,722	6,969	256,753	98,374	158,379
Intersegment expenses	1,286	578	2,476	2,563	(6,903)	—	—	—

Income (loss) before taxes	30,979	8,025	6,282	(22,719)	(4,673)	17,894	(26,173)	44,067
Income taxes	12,262	3,362	2,537	(9,163)	(3,640)	5,358	(10,545)	15,903

Net income (loss)	$18,717	$4,663	$3,745	$(13,556)	$(1,033)	$12,536	$(15,628)	$28,164

Assets at September 30, 2005	$3,177,757	$774,072	$1,584,416	$1,312,998	$(351,637)	$6,497,606

(1)	The amounts reported as discontinued operations in the table above do not exactly correspond with the amounts in our segment reporting of the mortgage banking line of business as certain items within the mortgage segment have not been and will not be eliminated from our continuing operations as contemplated in SFAS 144. These items include management fees and other allocations charged by the parent to the segment; the reinsurance subsidiary included in the segment; certain residual interests associated with loan sales to the Federal Home Loan Bank of Indianapolis; and earnouts associated with the 2005 divestiture of this segment’s retail division. In addition, the “assets held for sale” category on the consolidated balance sheet does not agree with the mortgage bank’s total assets under segment reporting as certain assets are unlikely to be included in the future sale including, but not limited to, Federal Home Loan Bank of Indianapolis (FHLBI) stock , FHLBI lender risk account, accounts receivable and cash.
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
     During the ten years this case has been pending, the plaintiffs obtained class action status for their complaint alleging Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. In September 2001, the Court of Appeals for the 11th Circuit upheld the district court’s certification of the class. However, in October 2001, the Department of Housing and Urban Development (HUD) issued a policy statement that explicitly disagreed with the 11th Circuit’s interpretation of RESPA in upholding class certification. Subsequent to the HUD policy statement, the 11th Circuit decided a RESPA case similar to ours, concluding the trial court had abused its discretion in certifying the class. The 11th Circuit expressly recognized it was, in effect, overruling its previous decision upholding class certification in our case.
     If the plaintiffs were to prevail on appeal and in a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, Irwin Mortgage believes the 11th Circuit’s RESPA ruling in the case similar to ours would support a decision in our case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.
   Silke v. Irwin Mortgage Corporation
     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleges that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. Irwin Mortgage filed an answer on June 11, 2003 and a motion for summary judgment on October 27, 2003. On June 18, 2004, the court certified a plaintiff class consisting of Indiana borrowers who were allegedly charged the fee by Irwin Mortgage any time after April 14, 1997. This date was later clarified by stipulation of the parties to be April 17, 1997. In November 2004, the court heard arguments on Irwin Mortgage’s motion for summary judgment and plaintiffs’ motion seeking to send out class notice. On February 23, 2006, the Court ordered that class notice be mailed. On September 7, 2006, the court ordered one-time publication of class notice in Indiana newspapers. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.
   Cohens v. Inland Mortgage Corporation
     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On September 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. On October 13, 2006, Irwin Mortgage filed a motion for summary judgment. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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
     Irwin Union Bank and Trust Company is also a defendant, along with Community, in two individual actions (Chatfield v. Irwin Union Bank and Trust Company, et al. and Ransom v. Irwin Union Bank and Trust Company, et al.) filed on September 9, 2004 in the Circuit Court of Frederick County, Maryland, involving mortgage loans Irwin Union Bank purchased from Community. On July 16, 2004, both of these lawsuits were removed to the United States District Court for the District of Maryland. The complaints allege that the plaintiffs did not receive disclosures required under HOEPA and TILA. The lawsuits also allege violations of Maryland law because the plaintiffs were allegedly charged or contracted for a prepayment penalty fee. Irwin believes the plaintiffs received the required disclosures and that Community, a Virginia-chartered bank, was permitted to charge prepayment fees to Maryland borrowers.
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
   White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
     On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court and also filed an amended complaint emphasizing the alleged state law basis for their claims. Irwin believes, however, that the plaintiffs’ state law claims are completely preempted by Section 27 of the FDIC Act. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.). On October 13, 2006, the parties tentatively agreed to settle this matter for a nonmaterial amount.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or impact of implementing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these cautionary factors.
Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force;

•	the relative profitability of our lending operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in valuation of such portfolios due to quarter-end movements in secondary market interest rates, which are inherently volatile;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in tax laws or regulations, regulatory actions that impact our corporation or bank, changes in the interpretation of regulatory capital rules, other changes in regulatory rules, rights, or responsibilities of our bank or thrift, changes in consumer or commercial lending rules, disclosure rules, or rules affecting corporate governance, and the availability of resources to address these rules;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments;

•	additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final outcome and implications of the sale and discontinuance of operations for our conventional mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.

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
     Consistent with this strategy and in light of the changing environment for conventional first mortgage loans, in the first quarter of 2006, we announced that we were examining our strategic alternatives for the mortgage banking line of business and have since sold the majority of the business. Over the past several years, we have been monitoring changes in the environment for mortgage banking that began to raise questions about the best strategic approach for the Corporation. These changes were influenced primarily by the increasing commoditization of conventional first mortgages. As margins shrunk, the environment required ever larger scale in production to be more price-competitive and to afford additional capital investments in technology and compliance systems. The relative size of IMC to the rest of the Corporation made it increasingly difficult to support growth at IMC to gain scale advantages while at the same time supporting the growth of our other three segments. In addition, the volatility of the value of mortgage servicing rights as well as production increased, as interest rates traded in a narrow range for a prolonged period of time. Our intent is to redeploy our capital to our other three lines of business, each of which we believe continues to represent a good fit with our corporate strategy, in combination with share repurchases.
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
Consolidated Overview
     As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant the sale of our mortgage banking line of business.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2005	% Change	2006	2005	% Change
Net income from continuing operations (thousands)	$9,233	$13,236	-30.2%	$26,892	$28,164	-4.5%
Net income (thousands)	(4,207)	18,493	-122.7%	(3,194)	12,536	-125.5%
Basic earnings per share from continuing operations	$0.31	$0.46	-32.6%	$0.91	$0.99	-8.1%
Basic earnings per share	(0.14)	0.65	-121.5%	(0.11)	0.44	-125.0%
Diluted earnings per share from continuing operations	0.31	0.46	-32.6%	0.90	0.98	-8.2%
Diluted earnings per share	(0.14)	0.64	-121.9%	(0.12)	0.44	-127.3%
Return on average equity from continuing operations	6.8%	10.4%		6.8%	7.5%
Return on average assets from continuing operations	0.6%	0.8%		0.5%	0.6%
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded net income from continuing operations of $9.2 million for the three months ended September 30, 2006, down from net income from continuing operations of $13.2 million for the three months ended September 30, 2005. Net income per share (diluted) from continuing operations was $0.31 for the quarter ended September 30, 2006, down from $0.46 per share for the third quarter of 2005. Return on equity was 6.8% for the three months ended September 30, 2006 and 10.4% for the same period in 2005. For the year to date, we recorded net income from continuing operations of $26.9 million or $0.90 per diluted share. This represents decreases of 5% and 8% compared to the same periods in 2005. Return on equity for continuing operations for the nine-month period ended September 30, 2006 was 6.8% compared with 7.5% during the same period a year earlier.
Net Interest Income from Continuing Operations
     Net interest income from continuing operations for the nine months ended September 30, 2006 totaled $191 million, up 12% from the nine months of 2005 net interest income of $170 million. Net interest margin for the nine months ended September 30, 2006 was 4.67% compared to 5.03% for the same period in 2005. The decline in margin from 2005 to 2006 was due to our increasing cost of funds, which have risen at a faster pace than our yields on loans, reflecting competitive conditions for both assets and liabilities.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	Nine Months Ended September 30,
		2006			2005
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$73,841	$2,089	3.78%	$79,431	$1,207	2.03%
Federal funds sold	4,600	137	3.98%	15,597	284	2.43%
Residual interests	14,408	1,409	13.07%	44,717	5,824	17.41%
Investment securities(1)	112,582	4,040	4.80%	107,756	4,306	5.34%
Loans held for sale	1,059,537	67,610	8.53%	1,159,392	66,117	7.62%
Loans and leases, net of unearned income (2)	4,776,255	318,088	8.90%	3,761,679	223,294	7.94%

Total interest earning assets	6,041,223	$393,373	8.71%	5,168,572	$301,032	7.79%

Noninterest-earning assets:
Cash and due from banks	109,991			106,425
Premises and equipment, net	33,293			30,388
Other assets	518,659			593,912
Less allowance for loan and lease losses	(65,865)			(48,056)

Total assets	$6,637,301			$5,851,241

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$376,826	$6,772	2.40%	$487,803	$7,277	1.99%
Money market savings	1,174,114	35,936	4.09%	1,099,108	19,706	2.40%
Regular savings	133,501	1,799	1.80%	113,942	1,043	1.22%
Time deposits	1,585,335	54,115	4.56%	1,073,074	26,552	3.31%
Short-term borrowings	619,367	29,564	6.38%	390,548	14,297	4.89%
Collateralized debt	941,966	37,013	5.25%	601,681	17,348	3.85%
Other long-term debt	250,866	17,164	9.15%	275,502	20,236	9.82%

Total interest-bearing liabilities	5,081,975	$182,363	4.80%	4,041,658	$106,459	3.52%
Noninterest-bearing liabilities:
Demand deposits	767,614			1,023,483
Other liabilities	256,579			284,698
Shareholders’ equity	531,133			501,402

Total liabilities and shareholders’ equity	$6,637,301			$5,851,241

Net interest income		$211,010			$194,573
Net interest income to average interest earning assets			4.67%			5.03%

Net interest income from discontinued operations		20,034			24,509

Net interest income from continuing operations		$190,976			$170,064

(1)	We do not show interest income on a tax equivalent basis because the contribution from tax-exempt income is immaterial.

(2)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

   Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended September 30, 2006 was $9 million, compared to $6 million for the same period in 2005. Year to date, the provision for 2006 was $25 million, compared to $18 million in 2005. More information on this subject is contained in the section on “credit risk.”
   Noninterest Income from Continuing Operations
     Noninterest income during the three months ended September 30, 2006 totaled $7 million, compared to $14 million for the same period of 2005. Noninterest income of $30 million was recorded for the nine months ended September 30, 2006 and $51 million for the same period in 2005. The decrease in 2006 versus 2005 related primarily to the home equity line of business where there were net losses from sale of loans of $2.4 million in the nine months ended September 30, 2006 compared to gains of $16 million during the same period in 2005. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
   Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and nine months ended September 30, 2006 totaled $51 million and $155 million, respectively, compared to $49 million and $158 million for the same periods in 2005. The decrease in consolidated noninterest expense during the nine months ended September 30, 2006 is primarily due to decreases in the home equity line of business, reflecting our decision to exit the retail distribution channel in April 2006. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
   Income Tax Provision from Continuing Operations
     Income tax provision for the three and nine months ended September 30, 2006 totaled $3.6 million and $14.3 million, respectively, compared to tax provision of $5.5 million and $15.9 million during the same periods in 2005. In 2006, our effective tax rate decreased to 34.8% year to date, compared to 36.1% for the same period in 2005. This decrease relates to a lower effective tax rate in Canada reflecting recent tax law changes, increased tax credits related to low income housing project investments, and the release of $0.9 million in tax reserves in 2006 as we aligned our tax liability to a level commensurate with our currently identified exposures.
Consolidated Balance Sheet Analysis
     Total assets at September 30, 2006 were $6.0 billion, down 10% from December 31, 2005. Average assets for the first nine months of 2006 were $6.6 billion, up 13% from the average assets for the year ended December 31, 2005. The growth in the consolidated average balance sheet primarily relates to increases in portfolio loans at the commercial banking and commercial finance lines of business. At September 30, 2006, $74 million of assets from our mortgage banking line of business were reclassified to assets held for sale on our balance sheet pending the planned sale of these assets.
   Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,495	$12,571
Obligations of states and political subdivisions	3,545	3,544
Mortgage-backed securities	46,016	28,331
Other	68,906	72,896

Total	$131,962	$117,342

   Loans Held For Sale
     Loans held for sale totaled $176 million at September 30, 2006, a decrease from a balance of $514 million at December 31, 2005. The decrease occurred at our home equity lending line of business as a result of a $231 million “gain on sale” securitization during June. The remainder of the decline relates to lower production, whole loan sales, financed securitizations and run off at this line of business.
   Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At September 30, 2006, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Commercial, financial and agricultural	$2,159,093	$2,016,228
Real estate-construction	407,858	379,831
Real estate-mortgage	1,509,338	1,232,958
Consumer	33,169	31,718
Commercial financing
Franchise financing	612,890	462,413
Domestic leasing	283,042	237,968
Canadian leasing	365,494	313,581
Unearned income
Franchise financing	(184,639)	(125,474)
Domestic leasing	(40,433)	(33,267)
Canadian leasing	(44,677)	(38,013)

Total	$5,101,135	$4,477,943

        Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Balance at beginning of year	$59,223	$43,441
Provision for loan and lease losses	25,154	27,307
Charge-offs	(21,705)	(20,201)
Recoveries	7,995	8,960
Reduction due to reclassification or sale of loans	(172)	(403)
Foreign currency adjustment	140	119

Balance at end of period	$70,635	$59,223

   Deposits
     Total deposits year to date ending September 30, 2006 averaged $4.0 billion compared to deposits for the year 2005 that averaged $3.9 billion. Demand deposits year to date of 2006 averaged $0.8 billion, a 22% decrease over the average balance for the year 2005 reflecting increased price competition. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust Company that are associated with escrow accounts held on loans in the servicing portfolio at the mortgage banking line of business. At September 30, 2006, these escrow accounts were relatively unchanged from the $0.4 billion at December 31, 2005.

     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2006, institutional broker-sourced deposits totaled $0.6 billion, relatively unchanged from December 31, 2005.
   Short-Term Borrowings
     Short-term borrowings for the nine months ended September 30, 2006 averaged $619 million compared to an average of $421 million for the year 2005. Short-term borrowings decreased to $264 million at September 30, 2006, compared to $997 million at December 31, 2005. The decrease in short-term borrowings at the end of the third quarter relative to year-end reflects $628 million in securitized financings at the home equity lending line of business during 2006. Proceeds from these financings were used to pay down short term borrowings.
     Federal Home Loan Bank borrowings averaged $333 million for the quarter ended September 30, 2006, with an average rate of 4.87%. At September 30, 2006 the balance was $264 million at an interest rate of 5.09%. The maximum outstanding during any month end during the nine months ending September 30, 2006 was $609 million. Federal Funds borrowings averaged $212 million for the quarter ended September 30, 2006, with an average rate of 4.28%. There was no balance at September 30, 2006. The maximum outstanding during any month end year to date for 2006 was $280 million.
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
   Collateralized Debt
     Collateralized debt totaled $1.0 billion at September 30, 2006, compared to $0.7 billion at December 31, 2005. The increased debt relates to the securitization of portfolio loans at the home equity lending line of business during 2006, which is discussed in more detail in the “Home Equity Lending” section of this document. The securitization debt represents match-term funding for these loans and leases.
   Other Long-Term Debt
     Other long-term debt totaled $234 million at September 30, 2006, compared to $270 million for December 31, 2005. On July 25, 2006, we had a $15 million reduction in long-term debt related to our call of trust preferred securities issued by IFC Capital Trust IV. We incurred $1.2 million in call premium expense in connection with this call. On March 6 of this year we had a reduction in long-term debt of $53 million related to our call of the convertible trust preferred securities issued by IFC Capital Trust III. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. We had obligations represented by subordinated debentures at September 30, 2006 totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2003), we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are not consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as other long-term debt.
   Capital
     Shareholders’ equity averaged $531 million during the first nine months of 2006, up 11% compared to the average for the year 2005. Shareholders’ equity balance of $523 million at September 30, 2006 represented $17.56 per common share, compared to $17.90 per common share at December 31, 2005. We paid $3.3 million and $9.8 million in dividends for the three and nine months ended September 30, 2006, respectively, reflecting an increase of $0.01 and $0.03 per share, respectively, compared to a year ago. As mentioned above, on March 9, 2006, 1,013,938 shares of our common stock were issued upon conversion of trust preferred securities issued by IFC Capital Trust III. These additional shares added $20.2 million to our equity base during the first quarter.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Tier 1 capital	$694,534	$675,316
Tier 2 capital	125,913	154,128

Total risk-based capital	$820,447	$829,444

Risk-weighted assets	$6,066,667	$6,317,797
Risk-based ratios:
Tier 1 capital	11.5%	10.7%
Total capital	13.5	13.1
Tier 1 leverage ratio	10.8	10.3
Ending shareholders’ equity to assets	8.7	7.7
Average shareholders’ equity to assets	8.0	8.0
     At September 30, 2006, our total risk-adjusted capital ratio was 13.5% exceeding our Board-established policy minimum target of 12.5%. Our Board regularly reviews our risks, growth forecasts, and peer capitalization and changes minimum capital policies as conditions change. At December 31, 2005, our total risk-adjusted capital ratio was 13.1%. Our ending equity to assets ratio at September 30, 2006 was 8.7% compared to 7.7% at December 31, 2005. Our Tier 1 capital totaled $695 million as of September 30, 2006, or 11.5% of risk-weighted assets.
     On August 7, 2006, our Board of Directors authorized management to undertake the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. We repurchased no shares in the third quarter as it was not until the end of the quarter that we had sold the majority of our mortgage segment assets. We intend to purchase shares from time to time, beginning in the fourth quarter of 2006 in amounts calibrated by our on-going assessment of excess capital and cash. Due to limitations under regulatory formula of dividends relative to historic earnings, we currently require approval from the Federal Reserve and the Indiana Department of Financial Institutions to receive dividends from Irwin Union Bank and Trust. The parent company does not hold excess cash, so our ability to execute our share repurchase program is largely dependent on receiving future dividends from our subsidiaries. We do not expect that our requests for dividends will be withheld, but if they are, we will be limited in our repurchase activities.
Cash Flow Analysis
     Our cash and cash equivalents decreased $24 million during the first nine months of 2006, compared to an increase of $50 million during the same period in 2005. Largely as a result of the sale of our mortgage segment assets, cash flows from operating activities provided $1.1 billion in cash and cash equivalents in the nine months ended September 30, 2006 compared to the same period in 2005 when our operations used $0.6 billion in cash and cash equivalents. Changes in loans held for sale impact cash flows from operations and are a normal and ordinary characteristic of our business. In a period in which loan sales exceed production such as we had in 2006, operating cash flows will increase.
Earnings Outlook
     We do not provide quantitative earnings guidance, as we do not believe it to be in the best interest of our long-term stakeholders. Our strategy is to seek opportunities for credit-worthy, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Prior to 2005, a meaningful amount of our earnings in many years came from our mortgage banking segment. In 2006, we decided to exit the mortgage banking line of business. Our opportunities in our other three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. This growth will require capital and management focus. Further, we believe this growth will contribute in a meaningful way to the Corporation’s future success. Our focus in 2006 and beyond will be to grow these three segments in a credit-worthy, profitable manner. We believe our earnings in 2005 and 2006, particularly in mortgage and home equity lending were not indicative of the underlying potential of the Corporation and expect to be able to report substantially improved results in 2007 and subsequent years. In 2006, we are reporting the results of mortgage banking business as a discontinued operation.

Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business and the discontinued mortgage banking segment The three segments of continuing operations are::
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
As noted earlier, we are in the process of exiting our mortgage banking line of business. The segment is now reported on as a “discontinued operation”.
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$8,258	$7,634	$22,872	$18,717
Commercial Finance	3,274	2,538	9,097	4,663
Home Equity Lending	(292)	2,237	360	3,745
Mortgage Banking	(12,686)	5,864	(28,207)	(13,556)
Other (including consolidating entries)	(2,761)	220	(7,316)	(1,033)

Net (loss) income	(4,207)	18,493	(3,194)	12,536
Discontinued Operations	(13,440)	5,257	(30,086)	(15,628)

Net Income from Continuing Operations	$9,233	$13,236	$26,892	$28,164

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$58,445	$47,891	$170,513	$129,074
Interest expense	(26,507)	(19,252)	(77,302)	(48,899)

Net interest income	31,938	28,639	93,211	80,175
Provision for loan and lease losses	(1,668)	(1,361)	(4,481)	(3,936)
Other income	4,691	4,442	13,553	12,629

Total net revenue	34,961	31,720	102,283	88,868
Operating expense	(23,109)	(19,291)	(66,166)	(57,889)

Income before taxes	11,852	12,429	36,117	30,979
Income taxes	(3,594)	(4,795)	(13,245)	(12,262)

Net income	$8,258	$7,634	$22,872	$18,717

Performance Ratios:
Return on average Equity	14.76%	17.98%	14.38%	17.08%

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,058,334	$3,162,398
Securities and short-term investments	87,939	340,811	(1)
Loans and leases	2,843,007	2,680,220
Allowance for loan and lease losses	(26,529)	(24,670)
Deposits	2,728,013	2,797,635
Shareholder’s equity	223,832	195,381
Daily Averages:
Assets	$3,162,858	$3,025,717
Securities and short-term investments	278,557	453,361	(1)
Loans and leases	2,776,174	2,460,560
Allowance for loan and lease losses	(25,955)	(23,656)
Deposits	2,856,656	2,766,289
Shareholder’s equity	212,591	157,545

(1)	Includes $317 million at December 31, 2005 and an average of $361 million for the year ended December 31, 2005 of intra-company investments that are the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of their asset deployment needs. The funds were redeployed in earning assets at our other lines of business. There were no such intra-company investments at September 30, 2006.
   Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	September 30,			December 31,
	2006			2005
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
	(Dollars in thousands)

Indianapolis	$558,974	19.7%	7.6%	$560,775	20.9%	7.0%
Central and Western Michigan	525,752	18.5	7.7	516,444	19.3	7.1
Southern Indiana	464,490	16.3	7.1	454,236	16.9	6.5
Phoenix	455,275	16.0	8.0	447,548	16.7	7.6
Las Vegas	142,098	5.0	8.1	112,761	4.2	7.5
Other	696,418	24.5	7.9	588,456	22.0	7.2

Total	$2,843,007	100.0	7.7	$2,680,220	100.0	7.1

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon

Indianapolis	$237,811	10.3%	2.8%	$259,196	10.4%	2.1%
Central and Western Michigan	248,503	10.7	3.4	238,742	9.6	2.6
Southern Indiana	651,569	28.1	2.7	674,923	27.1	2.1
Phoenix	169,781	7.3	3.1	190,428	7.6	2.4
Las Vegas	438,959	19.0	4.2	413,541	16.6	3.5
Other	569,581	24.6	3.7	713,233	28.7	3.3

Total	$2,316,204	100.0%	3.3%	$2,490,063	100.0%	2.7%

   Net Income
     Commercial banking net income totaled $8.3 million during the third quarter of 2006 compared to $7.6 million for the same period in 2005. Year-to-date net income totaled $22.9 million in 2006 compared to net income of $18.7 million in 2005.
   Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net interest income	$31,938	$28,639	$93,211	$80,175
Average interest earning assets	2,964,055	2,967,687	3,055,665	2,824,579
Net interest margin	4.27%	3.83%	4.08%	3.80%
     Net interest income was $32 million for the third quarter of 2006, an increase of 12% over third quarter of 2005. Net interest income year to date in 2006 also improved 16% over the same period in 2005. The 2006 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and market expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended September 30, 2006 was 4.27%, compared to 3.83% for the same period in 2005. Year-to-date net interest margin for 2006 was 4.08%, compared to 3.80% for 2005. The increase in 2006 margin reflects the redeployment of excess liquidity into loan assets in 2006, as compared to intra-company securities investments made in 2005.
   Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $4.5 million year to date during 2006, compared to a provision of $3.9 million during the same period in 2005. The increased provision relates primarily to portfolio growth. See further discussion in the “Credit Quality” section below.

   Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Trust fees	$478	$486	$1,456	$1,494
Service charges on deposit accounts	1,086	1,002	3,146	3,008
Insurance commissions, fees and premiums	368	354	1,527	1,314
Gain from sales of loans	822	956	1,834	2,380
Loan servicing fees	377	371	1,141	1,092
Amortization of servicing assets	(297)	(354)	(832)	(981)
(Impairment) recovery of servicing assets	(6)	345	(6)	248
Brokerage fees	329	376	989	980
Derivative losses	—	(336)	—	(263)
Other	1,534	1,242	4,298	3,357

Total noninterest income	$4,691	$4,442	$13,553	$12,629

     Noninterest income during the three and nine months ended September 30, 2006 increased 6% and 7% over the same periods in 2005, respectively. The commercial banking line of business has a first mortgage servicing portfolio totaling $464 million at September 30, 2006, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at September 30, 2006 to be $4 million.
   Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$13,806	$11,897	$40,573	$36,207
Other expenses	9,303	7,394	25,593	21,682

Total operating expenses	$23,109	$19,291	$66,166	$57,889

Efficiency ratio	63.1%	58.3%	62.0%	62.4%
Number of employees at period end(1)			577	561

(1)	On a full time equivalent basis.
     Operating expenses for the three and nine months ended September 30, 2006 totaled $23 million and $66 million, an increase of 20% and 14% over the same periods in 2005, respectively. The increase in operating expenses is primarily due to increased compensation-related costs and premises and equipment costs due to our recent office expansions and support staff.
   Balance Sheet
     Total assets at September 30, 2006 were $3.1 billion compared to $3.2 billion at December 31, 2005. Earning assets for the nine months ended September 30, 2006 averaged $3.1 billion compared to $2.8 billion for the same period in 2005. The most significant component of this increase in 2006 was loan growth. Core deposits for the third quarter of 2006 totaled $2.3 billion, a decrease of 7% as compared to December 31, 2005, reflecting increased price competition and due to our decision to significantly reduce a funding source which due to contractual changes would otherwise need to be deemed a brokered deposit, thus diminishing its value to us.

   Credit Quality
     The allowance for loan losses increased $1.9 million from December 31, 2005 primarily related to loan growth. Nonperforming assets to total assets decreased in 2006 over 2005. Nonperforming loans are not significantly concentrated in any industry category. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans	$11,417	$19,483
Other real estate owned	5,535	7,892

Total nonperforming assets	$16,952	$27,375

Nonperforming assets to total assets	0.55%	0.87%
Allowance for loan losses	$26,529	$24,670
Allowance for loan losses to total loans	0.93%	0.92%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
For the Period Ended:	(Dollars in thousands)
Provision for loan losses	$1,668	$1,361	$4,481	$3,936
Net charge-offs	1,315	590	2,621	1,745
Net charge-offs to average loans	0.19%	0.09%	0.13%	0.10%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	September 30,	December 31,
Markets	2006	2005
Indianapolis	0.06%	0.58%
Central and Western Michigan	2.21%	3.76%
Southern Indiana	0.18%	0.24%
Phoenix	0.59%	0.60%
Las Vegas	0.00%	0.00%
Other	0.21%	0.16%

Total	0.60%	1.02%

   Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$10,417	$8,959	$30,217	$24,499
Provision for loan and lease losses	(1,613)	(1,481)	(4,562)	(4,801)
Noninterest income	2,536	2,313	6,684	5,573

Total net revenue	11,340	9,791	32,339	25,271
Operating expense	(6,069)	(5,413)	(17,717)	(17,246)

Income before taxes	5,271	4,378	14,622	8,025
Income taxes	(1,997)	(1,840)	(5,525)	(3,362)

Net income	$3,274	$2,538	$9,097	$4,663

Selected Operating Data:
Net charge-offs	$1,211	$1,052	$2,826	$3,869
Net interest margin	4.27%	4.95%	4.47%	4.86%
Total funding of loans and leases	$147,056	$119,345	$431,537	$312,980
Loans sold	17,360	19,804	40,211	34,232
Return on average Equity	18.02%	17.25%	17.75%	12.10%

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,012,502	$831,657
Loans and leases	991,677	817,208
Allowance for loan and lease losses	(12,460)	(10,756)
Shareholders’ equity	78,836	71,568
   Overview
     We established this line of business in 2000. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. In 2006, this segment expanded its product line to include professional practice financing and a new information technology leasing product.
     We provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel, with an average lease size of approximately $30 thousand in our portfolio, our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment types and limit the concentrations in our loan and lease portfolios. Within the franchise channel, the financing of equipment and real estate is structured as loans and the loan amounts average approximately $500 thousand.
   Net Income
     During the three months ended September 30, 2006, the commercial finance line of business recorded net income of $3.3 million, compared to $2.5 million for the same period in the prior year. Year to date, the commercial finance line of business earned $9.1 million compared to $4.7 million for the same period in the prior year. The 2006 improvement in earnings is attributable primarily to higher net interest income resulting from growth in the portfolio.

   Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Net interest income	$10,417	$8,959	$30,217	$24,499
Average interest earning assets	968,008	717,364	903,603	673,852
Net interest margin	4.27%	4.95%	4.47%	4.86%
     Net interest income was $10 million for the quarter ended September 30, 2006, an increase of 16% over 2005. Year to date net interest income was $30 million, compared to $24 million in 2005. The improvement in net interest income resulted primarily from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $992 million at September 30, 2006, an increase of 21% over year-end 2005 and an increase of 31% over September 30, 2005. This line of business originated $147 million and $432 million in loans and leases during the third quarter and year-to-date 2006, compared to $119 million and $313 million during the same periods of 2005.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the third quarter of 2006 was 4.27% compared to 4.95% in 2005 for the same period. The decrease in 2006 margin is due primarily to increases in cost of funds without offsetting increases in yields due to competitive pressures.
   Provision for Loan and Lease Losses
     The provision for loan and lease losses decreased to $4.6 million during the first nine months in 2006 compared to $4.8 million for the same period in 2005. The decrease in the provision relates primarily to overall improvements in credit quality in the commercial finance portfolio.
   Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Gain from sales of loans	$939	$1,530	$2,191	$2,313
Derivative gains (losses), net	26	(227)	(192)	(533)
Other	1,571	1,010	4,685	3,793

Total noninterest income	$2,536	$2,313	$6,684	$5,573

     Noninterest income during the three months ended September 30, 2006 increased 10% over the same period in 2005. Year to date, noninterest income was $6.7 million, compared to $5.6 million in the same period of 2005. Included in noninterest income were gains from sales of whole loans that totaled $0.9 million and $2.2 million for the three and nine months ended September 30, 2006, respectively, compared to $1.5 million and $2.3 million during the same periods in 2005. Also included in noninterest income during the three and nine months ended September 30, 2006 were an interest rate derivative gain of $26 thousand and an interest rate derivative loss of $0.2 million, respectively, in our Canadian operation related to asset-liability mismatches in our funding of that operation, compared to derivative losses of $0.2 million and $0.5 million during the same periods in 2005.

   Operating Expenses
     Operating expenses during the third quarter and year to date for 2006 totaled $6.1 million and $17.7 million, respectively, an increase of 12% and 3% over the same periods in 2005.
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$5,428	$4,680	$15,956	$13,037
Other	641	733	1,761	4,209

Total operating expenses	$6,069	$5,413	$17,717	$17,246

Number of employees at period end (1)			195	179

(1)	On a full time equivalent basis.
   Credit Quality
     The commercial finance line of business had nonperforming loans and leases at September 30, 2006 of $5.2 million, compared to $3.7 million as of December 31, 2005. Net charge-offs recorded by this line of business totaled $1.2 million for the third quarter of 2006, compared to $1.1 million for the third quarter of 2005. Net charge-offs year to date were $2.8 million, down from the $3.9 million net charge-offs recorded year to date in 2005. We expect net charge-offs to increase as our franchise finance portfolio matures.
     Our allowance for loan and lease losses at September 30, 2006 totaled $12.5 million, representing 1.26% of loans and leases, compared to a balance at December 31, 2005 of $10.8 million, or 1.32% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Nonperforming loans and leases	$5,249	$3,700
Allowance for loan and lease losses	12,460	10,756
Allowance for loan and lease losses to total loans and leases	1.26%	1.32%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
		(Dollars in thousands)
Provision for loan and lease losses	$1,613	$1,481	$4,562	$4,801
Net charge-offs	1,211	1,052	2,826	3,869
Annualized net charge-offs to average loans and leases	0.50%	0.58%	0.42%	0.77%

     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Domestic franchise loans	$428,251	$336,939
Weighted average coupon	8.21%	7.82%
Delinquency ratio	0.19	0.37
Domestic leases	$242,609	$204,701
Weighted average coupon	10.88%	10.72%
Delinquency ratio	1.39	1.26
Canadian leases(1)	$320,817	$275,568
Weighted average coupon	8.87%	8.80%
Delinquency ratio	0.45	0.53

(1)	In U.S. dollars.

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$25,215	$23,400	$71,807	$65,025
Provision for loan and lease losses	(5,854)	(3,113)	(16,111)	(9,665)
Noninterest income	(820)	7,825	10,149	30,189

Total net revenues	18,541	28,112	65,845	85,549
Operating expenses	(19,010)	(24,372)	(65,202)	(79,267)

Income (loss) before taxes	(469)	3,740	643	6,282
Income taxes	177	(1,503)	(283)	(2,537)

Net income (loss)	$(292)	$2,237	$360	$3,745

Selected Operating Data:
Return on average equity	-0.82%	6.09%	0.32%	3.74%
Loan volume:
Lines of credit	$29,940	$84,142	$124,859	$366,915
Loans	224,250	359,464	625,039	1,006,587
Net home equity charge-offs to average managed portfolio	0.86%	0.44%	0.82%	0.70%
Gain (loss) on sale of loans to loans sold	0.12%	2.48%	(0.44)%	2.72%

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,536,519	$1,602,400
Home equity loans and lines of credit(1)	1,266,154	980,406
Allowance for loan losses	(31,403)	(23,552)
Home equity loans held for sale	174,084	513,231
Residual interests	2,800	15,580
Mortgage servicing assets	28,266	30,502
Short-term borrowings	545,922	920,636
Collateralized debt	813,583	452,615
Shareholders’ equity	127,722	151,677
Selected Operating Data:
Total managed portfolio balance	1,648,236	1,593,509
Delinquency ratio(2)	3.1%	3.0%
Weighted average coupon rate:
Lines of credit	11.13%	10.17%
Loans	10.63	10.18

(1)	Includes $908 million and $486 million of collateralized loans at September 30, 2006 and December 31, 2005, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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

     We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the nine-month period ended September 30, 2006, loans with loan-to-value ratios greater than 100% (high LTVs, or HLTVs) constituted 34% of our loan originations and 46% of our managed portfolio for this line of business. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
     For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at September 30, 2006 was originated with early repayment fees, reflecting such customer choice.
     Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. During the second quarter, we executed a “gain on sale” securitization of certain high credit quality, but low coupon loans which were originated in 2005. We securitized these loans as we did not expect that we could earn a sufficient return on capital by holding them on balance sheet. These loans are now off balance sheet, funded with match term liabilities and we hold a residual interest in the loans which we value at $2.8 million or approximately 1.3 percent of the note balance of the underlying loans. We balance our loan portfolio growth objectives with cash flow and profit targets, as well as a desire to manage our capital accounts. In addition, regulated banks holding more than their total regulatory capital in certain mortgage exposures where the underlying loan to value exceeds 90% are subject to a higher level of regulatory scrutiny. This regulation factors into our sale decisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of September 30, 2006 and December 31, 2005:

	September 30, 2006			December 31, 2005
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)
Home Equity Portfolio
Loans ≤ 100% CLTV	$521,035	31.61%	8.84%	$494,462	31.03%	7.90%
Lines of credit ≤ 100% CLTV	332,008	20.14	9.93	327,164	20.53	8.77
First mortgages ≤ 100% CLTV	35,542	2.15	7.24	36,377	2.28	7.10

Total ≤ 100% CLTV	888,585	53.90	9.18	858,003	53.84	8.20
Loans > 100% CLTV	630,705	38.27	12.34	582,536	36.56	12.31
Lines of credit > 100% CLTV	109,781	6.66	14.49	142,315	8.93	13.10
First mortgages > 100% CLTV	11,662	0.71	8.55	—	—	—

Total > 100% CLTV	752,148	45.64	12.60	724,851	45.49	12.47
Other	7,503	0.46	15.05	10,655	0.67	14.03

Total managed portfolio(1)	$1,648,236	100.00%	10.77%	$1,593,509	100.00%	10.18%

(1)	We define our “Managed portfolio” as the portfolio ($1.6 billion) that we service and on which we carry credit risk. At September 30, 2006, we also serviced another $1.4 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended September 30,
Product	2006	2005
	(Funding amount in thousands)
First mortgage loans
Funding Amount	$15,716	$26,381
Weighted Average Disposable Income	4,707	7,300
Weighted Average FICO score	686	685
Weighted Average Coupon	8.43%	7.14%

First mortgage loans up to 110%
Funding Amount	$10,726	$—
Weighted Average Disposable Income	6,872	—
Weighted Average FICO score	703	—
Weighted Average Coupon	8.53%	—

Home equity loans up to 100% CLTV
Funding Amount	$131,859	$218,020
Weighted Average Disposable Income	6,788	4,981
Weighted Average FICO score	705	724
Weighted Average Coupon	11.52%	7.37%

Home equity loans up to 125% CLTV
Funding Amount	$65,949	$115,063
Weighted Average Disposable Income	4,346	4,199
Weighted Average FICO score	699	688
Weighted Average Coupon	12.84%	11.88%

Home equity lines of credit up to 100% CLTV
Funding Amount	$25,439	$72,987
Weighted Average Disposable Income	6,582	6,286
Weighted Average FICO score	686	698
Weighted Average Coupon	10.49%	7.63%

Home equity lines of credit up to 125% CLTV
Funding Amount	$4,501	$11,154
Weighted Average Disposable Income	5,118	4,608
Weighted Average FICO score	682	699
Weighted Average Coupon	15.72%	12.16%

All Products
Funding Amount	$254,190	$443,606
Weighted Average Disposable Income	5,817	5,141
Weighted Average FICO score	700	707
Weighted Average Coupon	11.52%	8.69%

Net Income
     Our home equity lending business recorded a net loss of $0.3 million during the three months ended September 30, 2006, compared to a net income for the same period in 2005 of $2.2 million. Year to date income of $0.4 million was recorded through September 30, 2006, compared to net income of $3.7 million during the same period a year earlier.
Net Revenue
     Net revenue for the three and nine months ended September 30, 2006 totaled $19 million and $66 million, respectively, compared to net revenue for the same periods in 2005 of $28 million and $86 million. The decrease in revenues is primarily a result of lower gains from loan sales and higher provision for loans losses.
     During the third quarter of 2006, our home equity lending business produced $254 million of home equity loans, compared to $444 million during the same period in 2005. The decline in volume principally reflects lower retail originations. During the second quarter, we restructured our retail channel significantly due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. The table below shows our originations by channel for the periods shown. “Other” principally includes loans originated in a co-marketing alliance with the segment’s mortgage banking affiliate.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Total originations	$254,190	$443,606	$749,898	$1,373,502
Percent correspondent	21%	16%	26%	17%
Percent retail loans	11	41	17	38
Percent brokered	31	21	28	22
Percent other	37	22	29	23
     Our home equity lending business had $1.4 billion of net loans and loans held for sale at September 30, 2006 compared to $1.5 billion at December 31, 2005. Included in the loan balance at September 30, 2006 were $908 million of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Net interest income	$25,215	$23,400	$71,807	$65,025
Provision for loan losses	(5,854)	(3,113)	(16,111)	(9,665)
Gain (loss) on sales of loans	92	3,734	(2,445)	15,863
Loan servicing fees	5,830	10,689	24,024	29,732
Amortization of servicing assets	(5,040)	(8,682)	(17,034)	(22,272)
Recovery of servicing assets	—	541	984	905
Derivative (losses) gains	(2,788)	268	3,053	605
Other	1,086	1,275	1,567	5,356

Total net revenue	$18,541	$28,112	$65,845	$85,549

     Net interest income increased to $25 million for the three months ended September 30, 2006, compared to $23 million for the same period in 2005. Year-to-date net interest income for 2006 was $72 million, compared to $65 million for 2005. The increase in net interest income is primarily due to growth in our average loans and loans held for sale portfolios in 2006.
     During the quarter, provision for loan losses increased to $5.9 million in 2006, compared to $3.1 million during the same period in 2005. Year-to-date provision for loan losses was $16.1 million in 2006 compared to $9.7 million in 2005. This increase relates primarily to the acquisition of seasoned loans during 2006 in conjunction with clean-up calls of previous asset-backed securitizations.

     We completed whole loan sales during the third quarter of 2006 of $76 million resulting in a gain on sale of loans of $0.1 million, compared to $3.7 million in gain on the sale of $151 million of loans during the same period in 2005. The gain on sales of loans relative to the principal balance of loans sold decreased during 2006 compared to 2005 due to a greater proportion of lower margin first mortgage loans. Whole loan sales are cash sales for which we receive a premium, generally record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale. For certain sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At September 30, 2006, we were receiving incentive fees for three transactions that had met these performance metrics. During the third quarter of 2006, we collected $0.7 million in cash from these ISFs, compared to $0.9 million during the year-earlier period. Year to date, we received cash flows of $6.3 million compared to $1.9 million a year ago.
     Loan servicing fees totaled $6 million during the third quarter of 2006, compared to $11 million from the same period in 2005. Year to date, loan servicing fees totaled $24 million, compared to $30 million during the same period in 2005. The servicing portfolio underlying the mortgage servicing asset on loans serviced for others declined from $1.7 billion at September 30, 2005 to $1.4 billion at September 30, 2006.
     Amortization and impairment of servicing assets includes amortization expense and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Servicing asset amortization net of impairment recovery totaled $16 million year to date 2006, compared to $21 million for the nine months ended September 30, 2005. Decreased amortization reflects runoff in our whole loan sale servicing portfolio.
     We originate fixed rate loans that change in value as interest rates move. To limit the net effect of such price movements, we enter into derivative contracts. These contracts resulted in a $2.8 million loss and $3.1 million gain for the three and nine months ending September 30, 2006, respectively, compared to gains of $0.3 million and $0.6 million for the same periods in 2005. The third quarter derivative loss relates to a decrease in interest rates.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Salaries and employee benefits	$11,247	$15,701	$39,975	$50,193
Other	7,763	8,671	25,227	29,074

Total operating expenses	$19,010	$24,372	$65,202	$79,267

Number of employees at period end(1)			485	616

(1)	On a full time equivalent basis.
     Operating expenses were $19 million and $65 million for the three and nine months ended September 30, 2006, compared to $24 million and $79 million for the same periods in 2005. Included in the 2006 year-to-date operating expense numbers is a charge of $3.9 million related to our restructuring of the retail channel as previously discussed.
Home Equity Servicing
     Our home equity lending business continues to service a majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $3.0 billion at September 30, 2006, $0.1 billion less than December 31, 2005. For whole loans sold with servicing retained totaling $0.8 billion at September 30, 2006 and $1.1 billion at December 31, 2005, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at September 30, 2006 was $28 million, down from $31 million at December 31, 2005 reflecting amortization in excess of new mortgage servicing right additions.

     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories: $1.4 billion of loans originated and held on balance sheet either as loans held for investment or loans held for sale, and $0.2 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.
     Where applicable, we have the opportunity to earn additional future servicing incentive fees. Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.7 billion of loans at September 30, 2006 and $1.0 billion of loans at December 31, 2005 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold effects the valuation of the incentive servicing fee, we do not have direct credit risk in these pools.
     The following table sets forth certain information for each of these portfolios.

	September 30,	December 31,	September 30,
	2006	2005	2005
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,648,236	$1,593,509	$1,577,238
30 days past due	3.07%	3.04%	2.92%
90 days past due	1.18	1.10	1.02
Annualized QTD Net Chargeoff Rate	0.86	0.35	0.44

Unsold Loans
Total Loans(1)	$1,438,952	$1,480,224	$1,430,131
30 days past due	3.49%	2.23%	2.01%
90 days past due	1.35	0.86	0.76
Annualized QTD Net Chargeoff Rate	0.98	0.26	0.36
Loan Loss Reserve	$31,403	$23,552	$18,343

Owned Residual
Total Loans	$209,285	$113,286	$147,106
30 days past due	0.12%	13.60%	11.75%
90 days past due	—	4.32	3.52
Annualized QTD Net Chargeoff Rate	0.11	1.34	1.06
Residual Undiscounted Losses	$380	$930	$2,680

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$694,973	$972,775	$1,118,506
30 days past due	4.41%	4.30%	3.20%
90 days past due	1.57	1.74	1.09

(1)	Excludes deferred fees and costs.
     Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix and general economic conditions.

Mortgage Banking
     We are exiting this segment and, therefore, have presented this segment as discontinued operations for all periods presented. The amounts for this segment in the table below do not exactly correspond with the amounts in the discontinued operations presentation in our consolidated statement of income as certain items within the mortgage segment have not been and will not be eliminated from our continuing operations as contemplated in SFAS 144. These items include management fees and other allocations charged by the parent to the segment; the reinsurance subsidiary included in the segment; certain residual interests associated with loan sales to the Federal Home Loan Bank of Indianapolis; and earnouts associated with the 2005 divestiture of this segment’s retail division. In addition, the “assets held for sale” category on the consolidated balance sheet does not agree with the mortgage bank’s total assets under segment reporting as certain assets have not been included in the sales that have been completed and are unlikely to be included in any future sales including, but not limited to, Federal Home Loan Bank of Indianapolis (FHLBI) stock, FHLBI lender risk account, accounts receivable and cash.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Dollars in thousands)
Selected Income Statement Data:
Net revenue	$8,280	$41,928	$40,623	$79,566
Operating expense	(29,439)	(32,097)	(87,633)	(102,285)

(Loss) income before taxes	(21,159)	9,831	(47,010)	(22,719)
Income taxes	8,473	(3,967)	18,803	9,163

Net (loss) income	$(12,686)	$5,864	$(28,207)	$(13,556)

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$365,660	$1,306,041
Mortgage loans held for sale	32,844	779,966
Mortgage servicing assets	20,967	261,309
Accounts receivable	212,190	101,891
Shareholder’s equity	114,520	125,888
     On September 26, 2006, we completed the sale of the mortgage banking line of business’ origination operation including the majority of this segment’s loans held for sale. Approximately $275 million of loans held for sale and certain other assets and liabilities were sold resulting in a loss of $6.4 million including disposition costs. We recognized $5.5 million of these costs during the second quarter of 2006, while the remaining $0.9 million was recognized during the third quarter. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. Loans and loans held for sale totaling $50 million remain on our consolidated balance sheet and are classified as “assets held for sale” at September 30, 2006. These assets are carried at their fair value less costs to sell.
     On September 29, 2006, we sold the majority of this segment’s capitalized mortgage servicing rights. Mortgage servicing rights with an underlying unpaid principal balance of $17 billion were sold to four unrelated parties resulting in a loss of $16.1 million which is reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. The loss was partially offset by associated hedge gains of $11 million. Mortgage servicing rights totaling $21 million remain on our consolidated balance sheet and are classified as “assets held for sale” at September 30, 2006. These assets are carried at their lower of cost or fair value. As a result of this sale, we recorded $172 million of receivables from these buyers.
     In addition to the losses discussed above, we also incurred losses in connection with contract termination costs and severance benefits. These losses were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” We recognized $0.5 million of these costs during the second quarter of 2006, while the remaining $7.4 million was recognized during the third quarter. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income.

Parent and Other
     Results at the parent company and other businesses totaled a net loss of $2.8 million and $7.3 million for the three and nine months ended September 30, 2006, compared to net income of $0.2 million and a loss of $1.0 million during the same periods in 2005. The comparative results in the third quarter of 2005 were positively affected by a release of $1.8 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures. The losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Included in the 2006 year-to-date loss at the parent are a $1.1 million write-off of unamortized debt issuance costs associated with IFC Capital Trust III which was called during the first quarter and a $1.2 million call premium associated with the call of IFC Capital Trust IV in the third quarter. Also included in the 2006 results for third quarter and year to date are $0.2 million and $1.0 million of stock option expense, respectively. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the nine month period ended September 30, 2006, we allocated $10 million of these expenses to our subsidiaries, compared to $13 million during the same period in 2005.
     Each subsidiary pays taxes to the parent at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.
Risk Management
     We are engaged in businesses that involve the assumption of financial risks including:
•	Credit risk

•	Liquidity risk

•	Interest rate risk

•	Operational risk
     Each line of business that assumes financial risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within prudent levels and within Policy guidelines and limits established by our Board of Directors. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.
     Our Chairman, Executive Vice President, Senior Vice Presidents (including the Chief Financial Officer), and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit and Risk Management Committee. Our Chief Risk Officer, who reports directly to the Audit and Risk Management Committee, chairs the ERMC.
     Each of our principal risks is managed directly at the line of business level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our financial, credit, and operational risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes. Given the on-going growth in the scope of the Corporation and heightened industry and regulatory focus around interest rate, credit, and operational (including compliance) risks, the Board, having reviewed and evaluated results of Internal Audit, Risk Management, and regulatory reports, has encouraged management to continue to improve our risk management systems by, among other things increasing staff and resources in its enterprise risk management department. The costs of these resources are reflected in current period earnings and we expect additional increases in these costs in 2007.
Credit Risk
     The assumption of credit risk is a key source of our earnings, however, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Each of our segments has a Chief Credit Officer with expertise specific to the product line and manages credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a function that reports directly to the Chief Risk Officer.

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
     Net charge-offs for the three months ended September 30, 2006 were $5 million, or 0.4% of average loans, compared to $3 million, or 0.3% of average loans during the same period in 2005. Year-to-date net charge-offs were $14 million, compared to $8 million during the same period in 2005. At September 30, 2006, the allowance for loan and lease losses was $70.6 million or 1.4% of outstanding loans and leases, up from $59.2 million or 1.3% at December 31, 2005. The increase in charge-offs and allowance is primarily a result of portfolio growth and seasoning in our home equity business.
     Total nonperforming loans and leases at September 30, 2006, were $33 million, compared to $37 million at December 31, 2005. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2006 were 0.7%, unchanged from December 31, 2005. We also include in our nonperforming assets category nonperforming loans held for sale at the mortgage banking and home equity lending lines of business that are not guaranteed, which increased to $5.9 million at September 30, 2006 compared to $1.0 million at December 31, 2005. Other real estate (OREO) we owned totaled $13 million at September 30, 2006, down from $15 million at December 31, 2005, reflecting decreases in our home equity segment. Total nonperforming assets, including OREO, at September 30, 2006 were $52 million, or 0.9% of total assets compared to nonperforming assets at December 31, 2005, of $54 million, or 0.8% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2006	2005
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Real estate mortgages	$—	$222
Consumer loans	3	233
Commercial financing
Domestic leasing	63	73
Foreign leasing	44	71

	110	599

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	9,752	17,693
Real estate mortgages	17,126	14,237
Consumer loans	1,205	1,335
Commercial financing
Franchise financing	1,764	720
Domestic leasing	2,140	1,383
Foreign leasing	1,237	1,452

	33,224	36,820

Total nonperforming loans and leases	33,334	37,419

Nonperforming Loans held for Sale not guaranteed	5,917	965
Other real estate owned	12,826	15,226

Total nonperforming assets	$52,077	$53,610

Nonperforming loans and leases to total loans and leases	0.7%	0.8%

Nonperforming assets to total assets	0.9%	0.8%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     Loans that are past due 90 days or more are placed on nonaccrual status unless, in management’s opinion, there is sufficient collateral value to offset both principal and accrued interest. The nonperforming assets at September 30, 2006 and December 31, 2005 were held at our lines of business as follows:

	September 30,	December 31,
	2006	2005
	(In millions)
• Commercial banking	$17.0	$27.4
• Commercial finance	5.2	3.7
• Home equity lending	22.2	17.1
• Mortgage banking	7.7	5.5
     Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection.

Liquidity Risk
     Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit, withdrawal of deposits, and maturity of other funding liabilities. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities or sales, and through equity capital.
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2006, the ratio of loans (which excludes loans held for sale) to total deposits was 135%. We permanently fund a significant portion of our loans with secured financings. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 104%.
     Since 2002, home equity loan securitizations have generally been retained on-balance sheet. As a result, both the securitized assets and the funding from these “on balance sheet” securitizations are now reflected on the balance sheet. From a liquidity perspective, the securitizations provide matched-term funding for the life of the loans making up the securitizations, unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” is optional at the master servicer’s discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments.
     Deposits consist of three primary types: non-maturity transaction account deposits, certificates of deposit (CDs), and escrow account deposits. Core deposits include total deposits less jumbo CDs, brokered CDs, public funds and mortgage escrow deposits, although the escrow deposits exhibit core-like maturity characteristics. Core deposits totaled $2.3 billion at September 30, 2006, down from $2.5 billion at December 31, 2005.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At September 30, 2006, these deposit types totaled $1.6 billion, a decrease of $0.5 billion from December 31, 2005. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis, we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to help ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.5 billion at September 30, 2006, an increase of $0.1 billion from December 31, 2005. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at September 30, 2006, and had an average remaining life of 17 months, as compared to $0.6 billion outstanding with a 13 month average remaining life at December 31, 2005.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. When a first mortgage borrower makes a monthly mortgage payment, consisting of interest and principal due on the loan and often a real estate tax and insurance portion, we hold the payment on a non-interest earning basis, except where otherwise required by law, until the payment is remitted to the current owner of the loan or the proper tax authority and insurance carrier. Escrow deposits may also include proceeds from the payoff of loans in our servicing portfolio prior to the transmission of those proceeds to investors. At September 30, 2006 these escrow balances totaled $0.4 billion, unchanged from December 31, 2005. As mentioned earlier in this report, we sold the majority of our mortgage servicing rights in the third quarter; however, we will retain the related escrows until their transfer dates, which are expected to be in the fourth quarter and early January 2007.
     Short-term borrowings consist of borrowings from several sources. One of our largest borrowing sources is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2006, FHLBI borrowings outstanding totaled $0.3 billion, a decrease of

$0.3 billion from December 31, 2005. We had sufficient collateral pledged to FHLBI at September 30, 2006 to borrow an additional $0.4 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. At September 30, 2006, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund primarily home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $225 million available but not committed

•	Fed funds lines with non-correspondent banks in which none were outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $223 million outstanding on $349 million of borrowing facilities
     Interest Rate Risk
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.
     Our corporate-level asset-liability management committee (ALMC) oversees the interest rate risk profile of all of our lines of business. It is supported by ALMCs at each of our lines of business and monitors the repricing structure of assets, liabilities and off-balance sheet items. It uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. We incorporate many factors into the financial model, including prepayment speeds, prepayment fee income, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, embedded optionality and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly, enhance modeling tools as needed, and, on an approximately annual schedule, have the model validated by internal audit or an out-sourced provider under internal audit’s direction.
     Our lines of business assume interest rate risk in the form of repricing structure mismatches between their loans and leases and funding sources. We manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging via financial derivatives.
     Our mortgage, commercial banking and home equity lines of business all assume interest rate risk by holding mortgage servicing rights (MSRs). These assets are recorded at the lower of cost or fair market value. Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. Some offsets to these exposures exist in the form of strong production operations, selective sales of servicing rights and the use of financial instruments to manage the economic performance of the assets. We have not early-adopted SFAS 156, “Accounting for Servicing of Financial Assets.” Since there are accounting timing differences between the recognition of gains or losses on financial derivatives and the realization of economic gains or losses on certain offsetting exposures (e.g., strong production operations), our decision on the degree to which we manage risk with derivative instruments to insulate against short-term price volatility depends on a variety of factors. The following factors apply principally to our mortgage banking MSRs, which we were hedging in the third quarter up to the point we accepted bids to sell them at known prices. Going forward, we do not expect the hedging of remaining MSRs to be a material item. These factors include:
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
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2006 for continuing operations. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2006, although certain accounts are normalized whereby the three- or nine-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The information in the tables below both as of September 30, 2006 and June 30, 2006 exclude the interest rate sensitivity of our first mortgage subsidiary due to our recent sale of substantially all its interest-sensitive assets and its status as a discontinued operation. Note that these tables only include the market values and sensitivities of interest-sensitive assets and liabilities.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/–2%” and “+/–1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.
Economic Value Change Method

	Present Value at September 30, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,445,346	$5,381,195	$5,312,568	$5,240,725	$5,169,648
Loans held for sale	179,648	178,108	176,433	173,657	170,083
Mortgage servicing rights	31,174	35,404	39,277	43,633	46,027
Residual interests	10,191	10,272	10,344	10,043	10,146
Interest sensitive financial derivatives	(11,597)	(5,948)	(455)	5,148	10,818

Total interest sensitive assets	5,654,762	5,599,031	5,538,167	5,473,206	5,406,722

Interest Sensitive Liabilities
Deposits	(3,355,061)	(3,331,129)	(3,309,079)	(3,282,073)	(3,252,232)
Short-term borrowings(1)	(820,241)	(810,069)	(801,532)	(793,698)	(786,478)
Long-term debt	(1,030,233)	(1,021,576)	(1,007,597)	(993,596)	(976,644)

Total interest sensitive liabilities	(5,205,535)	(5,162,774)	(5,118,208)	(5,069,367)	(5,015,354)
Net market value as of September 30, 2006	$449,227	$436,257	$419,959	$403,839	$391,368

Change from current	$29,268	$16,298	$—	$(16,120)	$(28,591)

Net market value as of June 30, 2006	$507,059	$491,652	$475,129	$461,610	$453,168

Potential change	$31,930	$16,523	$—	$(13,519)	$(21,961)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at September 30, 2006
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	175,531	175,531	175,531	172,756	169,182
Mortgage servicing rights	27,968	31,031	32,017	32,114	32,114
Residual interests	10,191	10,272	10,344	10,043	10,146
Interest sensitive financial derivatives	(11,597)	(5,948)	(455)	5,148	10,818

Total interest sensitive assets	202,093	210,886	217,437	220,061	222,260

Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—
Net market value as of September 30, 2006	$202,093	$210,886	$217,437	$220,061	$222,260

Potential change	$(15,344)	$(6,551)	$—	$2,624	$4,823

Net market value as of June 30, 2006	$181,334	$191,093	$200,393	$206,798	$210,856

Potential change	$(19,059)	$(9,300)	$—	$6,405	$10,463

(1)	Value does not change in GAAP presentation
     Operational risk
     Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include regulatory, reputational and legal risks, as well as the potential for processing errors, internal or external fraud, failure of computer systems, unauthorized access to information, and external events that are beyond the control of the Corporation, such as natural disasters.
     Our Board of Directors has ultimate accountability for the level of operational risk we assumed. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established (and continue to improve) a control environment that encourages a high degree of awareness of the need to alert senior management and the Board of potential control issues on a timely basis.
     The Board has directed that primary responsibility for the management of operational risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. To independently assess line management’s risk mitigation procedures, we have established an enterprise-wide operational risk oversight function. This function, which has been combined with enterprise-wide oversight of compliance, reports to the Chief Risk Officer (CRO), who in turn reports to the Audit and Risk Management Committee of our Board of Directors. We have developed risk and control summaries for our key business processes. Line of business and corporate-level managers use these summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act. Given the on-going growth of the scope of the Corporation and heightened industry and regulatory focus around operational and compliance risks, the Board has encouraged management to continue to improve our risk management systems by, among other things, increasing staff and resources in its enterprise-wide risk management department. The costs of these resources are reflected in current period earnings and we expect additional increases in these costs in 2007.

Regulatory Environment
     The banking business is highly regulated. Failure to comply with these regulations could result in substantial monetary or other damages that could be material to our financial position. Statutes and regulations may change in the future. We cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks and thrifts by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.
     We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. Our federal savings bank subsidiary is subject to regulation, supervision and examination by the Office of Thrift Supervision. The regulation, supervision and examinations occur at the local, state and federal levels and involve, but are not limited to, minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at September 30, 2006 and December 31, 2005, respectively, were $1.0 billion and $1.1 billion. We had $25 million and $20 million in irrevocable standby letters of credit outstanding at September 30, 2006 and December 31, 2005, respectively.
Derivative Financial Instruments
     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.
     We have interest rate swaps that have a notional amount (which does not represent the amount of risk) of $103 million to hedge fixed rate certificate of deposits. We recognized a loss in “derivative gains (losses)” of $0.6 million and $0.1 million for the nine months ended September 30, 2006 and 2005, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or nine-month LIBOR.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a notional amount of $63 million in forward contracts outstanding as of September 30, 2006. For the nine months ending September 30, 2006 and 2005, we recognized losses of $1.1 million and $1.5 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We recognized a foreign currency transaction gain on the intercompany loans of $1.8 million and $1.7 million, respectively, for the nine months ended September 30, 2006 and 2005.
     In our home equity business, we enter into Eurodollar futures contracts to protect the value of the loans against increasing interest rates from the time of origination until the time a loan is sold or delivered into a securitization funding source. At September 30, 2006, a notional amount of $1.6 billion of Eurodollar futures was outstanding. We also have a $191 million amortizing interest rate cap to protect the interest rate exposure created by the 2006-1 and 2006-2 securitizations in which floating rate notes are funding fixed rate home equity loans. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. The gain on these activities for the nine months ending September 30, 2006 and 2005, respectively, totaled $3.0 million and $0.6 million.
     Also in our home equity business, we have a $33 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cashflow” hedge in accordance with FAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $0.5 million was amortized through interest expense during the matching periods.
     We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the nine months ended September 30, 2006, $0.1 million was recorded in “Gain from sale of loans.” At September 30, 2006, we had a notional amount of rate lock commitments outstanding totaling $69 million. Notional amounts do not represent the amount of risk.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of September 30, 2006, the commercial paper conduit was providing $184 million of variable rate funding. In total, our interest rate swaps were effectively converting $180 million of this funding to a fixed interest rate. The losses on these swaps for the nine months ended September 30, 2006 and 2005 were $0.2 million and $0.1 million, respectively.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Interest Rate Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 54 through 57.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2006.
     Internal Control Over Financial Reporting – In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the quarter ended June 30, 2006, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 14, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     Silke v. Irwin Mortgage Corporation (suit filed in April 2003 in the Marion County, Indiana, Superior Court seeking class action status and alleging our indirect subsidiary, Irwin Mortgage Corporation, charged a document preparation fee in violation of Indiana law).
          Developments: On September 7, 2006, the court ordered one-time publication of class notice in Indiana newspapers.

     Cohens v. Inland Mortgage Corporation (suit filed in October 2003 in the Supreme Court of New York, County of Kings, against our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation) and others, alleging lead contamination from premises allegedly owned by defendants).
          Developments: On October 13, 2006, Irwin Mortgage filed a motion for summary judgment.
     White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (suit filed on January 5, 2006 seeking class action status against our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, in the Circuit Court for Baltimore City, Maryland, alleging violations of the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act).
          Developments: On October 13, 2006, the parties tentatively agreed to settle this matter for a nonmaterial amount.
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

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006.)

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended April 7, 2005. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, May 4, 2005. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)

4.1	Specimen Common Stock Certificate (Incorporated by reference to Exhibit 4(a) to Form 10-K report for year ended December 31, 1994, File No. 0-06835.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended September 30, 1994, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended September 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 1 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan revised August 24, 2005 (Incorporated by reference to Exhibit 10.7 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada). (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended September 30, 1999, File No. 000-06835.)

10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.25	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.26	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.27	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006 (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.28	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006 (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.29	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006 (Incorporated by reference to Exhibit 10.29 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.30	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.31	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006 (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.32	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended September 30, 2002, File No. 000-06835.)

10.33	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended September 30, 2002, File No. 000-06835.)

10.34	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended September 30, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.35	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.37	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005. (Incorporated by reference to Exhibit 10.38 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.39	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.40	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.42	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.43	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.44	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 6, 2006	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)