Form 10-K
period 2006-12-31
IRWIN FINANCIAL CORP
filed 2007-03-09
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission file number 0-6835

IRWIN FINANCIAL CORPORATION
(Exact name of Corporation as Specified in its Charter)

Indiana (State or Other Jurisdiction of Incorporation or Organization)	35-1286807 (I.R.S. Employer Identification No.)

500 Washington Street Columbus, Indiana (Address of Principal Executive Offices)	47201 (Zip Code)

(812) 376-1909 (Corporation’s Telephone Number, Including Area Code)	www.irwinfinancial.com (Web Site)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Common Stock*
Title of Class:	8.70% Cumulative Trust Preferred Securities issued by IFC Capital Trust VI and the guarantee with respect thereto.
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2006, was approximately $366,804,217.

As of December 31, 2006, there were outstanding 29,809,969 common shares of the Corporation.

*	Includes associated rights.

Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting Shareholders to be held May 9, 2007 Exhibit Index on Pages 117 through 120	Part III

FORM 10-K

PART I

Item 1.	Business

General

We are a diversified financial services company headquartered in Columbus, Indiana with $267 million of net revenues from continuing operations in 2006 and $6.2 billion in assets at December 31, 2006. We focus primarily on the extension of credit to small businesses and consumers as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate three major lines of business: commercial banking, commercial finance, and home equity lending. In 2006, we sold the majority of our conforming conventional first mortgage banking business.

We are a regulated bank holding company and we conduct our commercial and consumer lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871. We formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust Company, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conducts our commercial banking activities; Irwin Commercial Finance Corporation, a commercial finance subsidiary; and Irwin Home Equity Corporation, a consumer home equity lending company. In 2006 we discontinued the majority of operations at Irwin Mortgage Corporation, our mortgage banking company and formerly one of our major subsidiaries.

Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of small businesses and consumers and optimizing the productivity of our capital. We seek to create value by attracting, retaining and developing exceptional management teams at our lines of business and parent company, capitalizing on interrelationships; achieving cost savings through centralized services; and coordinating overall organizational decisions. Additionally, as discussed in more detail later in this report on “Risk Management,” the parent company also provides risk management oversight and controls for our subsidiaries. Under this organizational structure, our lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust (and, in the case of commercial banking, with Irwin Union Bank, F.S.B.). This structure provides additional liquidity and results in regulatory oversight of our business.

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

Major Lines of Business

Commercial Banking

Our commercial banking line of business provides credit, cash management and personal banking products primarily to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. The commercial banking line of business offers a full line of consumer, mortgage and commercial loans, as well as personal and commercial checking accounts, savings and time deposit accounts, personal and business loans, credit card services, money transfer services, financial counseling, property, casualty, life and health insurance agency services, trust services, securities brokerage and safe deposit facilities. This line of business operates through two charters, each headquartered in Columbus, Indiana:

•	Irwin Union Bank and Trust Company — organized in 1871, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Michigan (Grandville (near Grand Rapids), Kalamazoo, Lansing and Traverse City); Nevada (Carson City and Las Vegas); and Utah (Salt Lake City).

•	Irwin Union Bank, F.S.B. — is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Arizona (Mesa and Phoenix); California (Costa Mesa and Sacramento); Kentucky (Louisville); Missouri (Clayton (near St. Louis)); Nevada (Reno); New Mexico (Albuquerque); and Wisconsin (Milwaukee); We opened the Mesa, Reno and Albuquerque branches during 2006.

We discuss this line of business further in the “Commercial Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) of this report.

Commercial Finance

Established in 1999, our commercial finance line of business originates small-ticket equipment leases throughout the U.S. and Canada through an established network of vendors and third-party originators and provides financing for franchisees of qualified quick service and casual dining restaurant concepts in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types while limiting the industry and geographic concentrations in our lease and loan portfolios. Loans to franchisees often include the financing of real estate as well as equipment. In 2006, this segment expanded its product line to include professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.

We entered the Canadian market in July 2000 with the acquisition of an ownership interest in approximately 78 percent of the common stock of Onset Capital Corporation, now Irwin Commercial Finance Canada Corporation (ICF-Canada), a Canadian small-ticket equipment leasing company headquartered in Vancouver, British Columbia. We established Irwin Commercial Finance Corporation (formerly, Irwin Capital Holdings) in April 2001 as a subsidiary of Irwin Union Bank and Trust to serve as the parent company for both our United States and Canadian commercial finance companies. We formed Irwin Franchise Capital Corporation In October 2001 to conduct our franchise lending business.

In December 2005, this line of business acquired the remaining 22 percent interest in the common stock of ICF-Canada, and provided the former minority interest holders and the head of the franchise lending business with stock options at the line-of-business level.

We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Home Equity Lending

We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994, headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services home equity loans and lines of credit and first mortgages nationwide. We have also purchased servicing rights for home equity loans from time to time. Our target customers are principally creditworthy, home owning consumers who are active, unsecured credit card debt users. We market our home equity products (with loan-to-value ratios up to 125%) and first mortgage refinance programs (with loan-to-value ratios up to 110%) through the Internet, mortgage brokers and correspondent lenders nationwide. Irwin Home Equity’s core competencies are credit risk assessment and specialized home loan servicing.

We established Irwin Residual Holdings Corporation and Irwin Residual Holdings Corporation II in 2001 to hold residual interests that Irwin Union Bank and Trust Company transferred to Irwin Financial Corporation. The residual interests were created as a result of securitizations in our home equity line of business. The last of these residual interests was called in July 2006. Subsequent to that date, there has been no activity in the Residual Holdings Corporations.

We discuss this line of business further in the “Home Equity Lending” section of the MD&A of this report.

Discontinuance of Mortgage Banking

We discontinued our mortgage banking line of business with the sale of the majority of the assets of Irwin Mortgage Corporation. We sold the production and most of the headquarters operations of this segment to Freedom Mortgage Corporation in September 2006. We sold the bulk of our portfolio of mortgage servicing rights to multiple buyers, transferring these assets in early January 2007. We sold our servicing platform in Fishers, Indiana, to New Century Financial Corporation in January 2007. Prior to the sales, Irwin Mortgage, a subsidiary of Irwin Union Bank and Trust Company, had engaged in the origination, purchase, sale and servicing of conventional and government agency-backed residential mortgage loans. Irwin Mortgage also engaged in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation, which we have retained. Currently, Irwin Mortgage no longer originates loans but continues to manage and service loans that were not included in the transfer of assets. This segment is now accounted for as discontinued operations.

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

Competition

We compete nationally in the U.S. in each business, except for commercial banking where our market focus is in selected markets in the Midwest and Western states. In our commercial finance line of business, certain of our equipment leasing products are also offered throughout Canada. We compete against commercial banks, savings banks, credit unions and savings and loan associations, and with a number of non-bank companies including mortgage banks and brokers, other finance companies, and real estate investment trusts.

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

Employees and Labor Relations

At January 31, 2007 we and our subsidiaries had a total of 1,542 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Financial Information About Geographic Areas

We conduct part of our commercial finance line of business in Canadian markets. Net revenues for the last three years in this line of business attributable to Canadian customers were $17 million in 2006 and $12 million in both 2005 and 2004. The remainder of our revenues comes from customers and operations in the United States.

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

We are regulated at both the holding company and subsidiary level and are subject to both state and federal examination on matters relating to “safety and soundness,” including risk management, asset quality and capital adequacy, as well as a broad range of other regulatory concerns including: insider and intercompany transactions, the adequacy of the reserve for loan losses, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.

In addition, we are required to maintain a variety of processes and programs to address other regulatory requirements, including: community reinvestment provisions; protection of customer information; identification of suspicious activities, including possible money laundering; proper identification of customers when performing transactions; maintenance of information and site security; and other bank compliance provisions. In a number of instances board and/or management oversight is required as well as employee training on specific regulations.

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

Minimum Capital Requirements

The Federal Reserve imposes risk-based capital requirements on us as a bank holding company. Under these requirements, capital is classified into two categories:

Tier 1 capital, or core capital, consists of

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock (subject to some limitations, and including our Trust Preferred securities, of which $178 million qualified as Tier 1 capital as of December 31, 2006); and

•	minority interests in the common equity accounts of consolidated subsidiaries;

less

•	Accumulated net gains (losses) on cash flow hedges and increase (decrease) recorded in accumulated other comprehensive income (AOCI) for defined benefit postretirement plans under FAS 158

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets.

Tier 2 capital, or supplementary capital, consists of

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments (including Trust Preferred securities, of which $20 million qualified as Tier 2 capital as of December 31, 2006);

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

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

As of December 31, 2006, we had regulatory capital in excess of all the Federal Reserve’s minimum levels. Our ratio of total capital to risk weighted assets at December 31, 2006 was 13.4% and our Tier 1 leverage ratio was 11.5%.

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

Bank and Thrift Regulation

Indiana law subjects Irwin Union Bank and Trust and its subsidiaries to supervision and examination by the Indiana Department of Financial Institutions. Irwin Union Bank and Trust is a member of the Federal Reserve System and, along with its subsidiaries, is also subject to regulation, examination and supervision by the Federal Reserve. Subsidiaries of Irwin Union Bank and Trust routinely subject to examination include Irwin Commercial Finance, Irwin Home Equity and (prior to the disposition of the majority of its assets) Irwin Mortgage.

Irwin Union Bank, F.S.B., a direct subsidiary of the bank holding company, is a federally chartered savings bank. Accordingly, it is subject to regulation, examination and supervision by the Office of Thrift Supervision (OTS).

The deposits of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC) to the maximum extent permitted by law, which is currently $100,000 per depositor for all accounts in the same title and capacity, other than individual retirements accounts, certain eligible deferred compensation plans, and so-called Keogh plans or HR 10 plans, which currently are insured up to a maximum of $250,000 per participant in the aggregate, such maximums in each case to be adjusted for inflation beginning in 2010. As a result, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to FDIC supervision and regulation.

Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. must file reports with the Federal Reserve and the OTS, respectively, and with the FDIC concerning their activities and financial condition. Also, before establishing branches or entering into certain transactions such as mergers with, or acquisitions of, other financial institutions, Irwin Union Bank and Trust must obtain regulatory approvals from the Indiana Department of Financial Institutions and the Federal Reserve, and Irwin Union Bank, F.S.B. must obtain approval from the OTS.

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

The minimum ratio of Tier 1 capital to total assets, or the leverage ratio, for strong banking institutions (rated composite “1” under the uniform rating system of banks) is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent. Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. A majority of such institutions generally have operated at capital levels ranging from 1 to 2 percent above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances to risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. The risk-based ratio does not take explicit account of the quality of individual asset portfolios or the range of other types of risks to which banks may be exposed, such as liquidity, market (including interest rate and foreign currency), operational, and compliance risks. For this reason, banks are generally expected to operate with capital positions above the minimum ratios.

At December 31, 2006, Irwin Union Bank and Trust had a total risk-based capital ratio of 12.8%, compared to our internal policy minimum of 12% Irwin Union Bank and Trust had a Tier 1 capital ratio of 11.0%, and a leverage ratio of 11.1%.

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

Insurance of Deposit Accounts

As FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund. As a result of the Federal Deposit Insurance Reform Act of 2005, the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by member institutions such as Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for 2007 for institutions in risk category I range from 5 to 7 basis points; the rate for institutions in risk category II is 10 basis points; and the rate for institutions in risk category III is 28 basis points. These rates may be offset by a one-time assessment credit held by an institution, based on the assessment base of that institution as of December 31, 1996, and in the future by dividends that may be declared by the FDIC if the deposit reserve ratio increases above a certain amount. The FDIC may raise or lower these assessment rates based on various factors to achieve a reserve ratio, which the FDIC currently has set at 1.25 percent of insured deposits.

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2006, the annualized rate established by the FDIC for the FICO assessment was 1.24 basis points per $100 of insured deposits.

Dividend Limitations

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.

In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period primarily due to “clean-up calls” related to residuals held by our home equity segment. When the bond pools on which we have residual interests decline in size to less than 10 percent of their original balances, we have the right, but not the obligation to purchase the remaining loans from the bond pools. We typically do this to lower the administrative costs to both us and bond investors of continuing to service relatively small pools of loans and bonds. Our residual interests, and the right to call the bonds, are housed in a non-bank subsidiary. However, when we call (“clean-up”) the loans from pools, we wish to fund them permanently at Irwin Union Bank and Trust due to its lower cost funding. Once the loans are repurchased by the non-bank subsidiary, they are infused to Irwin Union Bank as a capital contribution. To restore liquidity to the non-bank subsidiary, we dividend a similar dollar amount from Irwin Union Bank and Trust to the parent. This process has used dividend capacity beyond the Bank’s earnings in 2006 and 2005. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We sought and were granted such approval for a $15 million dividend in the fourth quarter of 2006. We expect to be able to declare dividends from the Irwin Union Bank and Trust to the holding company without prior approval by mid-year 2007.

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

Our ability and the ability of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to pay dividends also may be affected by the various capital requirements and the prompt corrective action standards described below under “Other Safety and Soundness Regulations.” Our rights and the rights of our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries also is subject to the prior claims of creditors of our subsidiaries including the depositors of a bank subsidiary.

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

Brokered Deposits

Brokered deposits include funds obtained, directly or indirectly, by or through a deposit broker for deposit into one or more deposit accounts. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are permitted to, and do, accept brokered deposits.

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

Compliance with Consumer Protection Laws

The lending activities of Irwin Union Bank and Trust and its subsidiaries, Irwin Commercial Finance and Irwin Home Equity, are regulated by the Federal Reserve. Federal Reserve regulations and policies, such as restrictions on affiliate transactions and real estate lending policies relating to asset quality and prudent underwriting of loans, apply to our residential lending activities. The Indiana Department of Financial Institutions has comparable supervisory and examination authority over Irwin Commercial Finance and Irwin Home Equity due to their status as subsidiaries of Irwin Union Bank and Trust.

Our subsidiaries also are subject to federal and state consumer protection and fair lending statutes and regulations including the Equal Credit Opportunity Act, the Fair Housing Act, the Truth in Lending Act, the Truth in Savings Act, the Real Estate Settlement Procedures Act and the Home Mortgage Disclosure Act. In many instances, these acts contain specific requirements regarding the content and timing of disclosures and the manner in which we must process and execute transactions. Some of these rules provide consumers with rights and remedies, including the right to initiate private litigation. Specifically, these acts, among other things:

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

As part of the home equity line of business in conjunction with its subsidiary, Irwin Home Equity, Irwin Union Bank and Trust originates home equity loans through its branch in Carson City, Nevada. Irwin Union Bank and Trust uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Nevada law, but might not be authorized by the laws of the states in which the borrowers are located. As a FDIC-insured, state member bank, Irwin Union Bank and Trust is authorized by Section 27 of the FDIA to charge interest at rates allowed by the laws of the state where the bank is located, including at a branch located in a state other than the Bank’s home state, regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. Irwin Union Bank and Trust relies on Section 27 of the FDIA and the FDIC opinion in conducting its home equity lending business described above. From time to time, state regulators have questioned the application of

Section 27 of the FDIA to credit practices affecting citizens of their states. Any change in Section 27 of the FDIA or in the FDIC’s interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity line of business.

Irwin Union Bank and Trust has entered into a memorandum of understanding with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of the Bank and its subsidiaries. Under the memorandum of understanding, which is considered an informal agreement, Irwin Union Bank and Trust has agreed, among other things, to enhance the Bank-wide perspective on consumer compliance oversight and the risk assessment process, undertake an initial and ongoing review of lending policies and procedures, improve the risk monitoring, issues tracking, training and control programs of the Bank, and enhance the resources devoted to this area. In addition, the Bank has agreed to provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, commencing June 1, 2007. We have developed plans we believe will thoroughly address the issues raised by the Federal Reserve Bank of Chicago, but if we are unsuccessful in implementing our plans, we could experience additional regulatory action.

Executive Officers

Our executive officers are elected annually by the Board of Directors and serve until their successors are qualified and elected. In addition to our Chairman and Chief Executive Officer, Mr. William I. Miller (50), who also serves as a director, our executive officers are listed below as of January 1, 2007.

Gregory F. Ehlinger (44) has been our Senior Vice President and Chief Financial Officer since August of 1999. He has been one of our officers since August 1992.

Bradley J. Kime (46) has been President of our Commercial Banking line of business since May 2003 and President of Irwin Union Bank F.S.B. since December 2000. He has served in several executive officer positions since joining Irwin in 1986.

Joseph R. LaLeggia (45) has been President of our Commercial Finance line of business since July of 2002. He has served in executive officer positions since joining Irwin in 2000.

Jocelyn Martin-Leano (45) has served as President of our Home Equity line of business since July 1, 2006, having been Interim President for the six months prior to that. She has served in executive officer positions since joining Irwin in 1995.

Matthew F. Souza (49) has been our Senior Vice President-Ethics since August 1999 and our Secretary since 1986. He has been one of our officers since 1986.

Thomas D. Washburn (59) has been our Executive Vice President since August 1999 and one of our officers since 1976. From 1981 to August 1999 he served as our Senior Vice President and Chief Financial Officer.

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

In our home equity line of business, a material decline in real estate values may reduce the ability of borrowers to use home equity to support borrowings and could increase the loan-to-value ratios of loans we have previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. A decline in real estate values could also materially reduce the amount of home equity loans we produce.

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

Reductions in interest rates expose us to write-downs in the carrying value of the mortgage servicing and other servicing assets we hold on our balance sheet. These assets are recorded at the lower of their cost or market value and a valuation allowance is recorded for any impairment. Decreasing interest rates often lead to increased prepayments in the underlying loans, which requires that we write down the carrying value of these servicing assets. The change in value of these assets, if improperly hedged or mismanaged, could adversely affect our operating results in the period in which the impairment occurs.

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

Although we take measures intended to manage the risks of operating in changing interest rate environments, we cannot eliminate interest rate sensitivity. Our goal is to ensure that interest rate sensitivity does not exceed prudent levels as determined by our Board of Directors in certain policies. Our risk management techniques include modeling interest rate scenarios, using financial hedging instruments, and match-funding certain loan assets. There are costs and risks associated with our risk management techniques, and these could be substantial.

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

In the first and third quarters of 2006, we lost money and for the year 2006 we earned substantially less as a percentage of assets than peers, due in large part to the sale of our conforming mortgage banking segment. While we believe we are addressing the factors that caused this underperformance, there can be no assurance if and when our results will surpass that of our peers.

We may need additional capital in the future and adequate financing may not be available to us on acceptable terms, or at all.

We anticipate that we will be able to access capital markets as necessary to fund the growth of our business. However, we have recently been growing at a rate that exceeds our ability to generate internally capital sufficient to maintain our desired capital levels. While our current capital levels exceed our internal policies, we intend to seek additional capital in the future to fund growth of our operations and to maintain our regulatory capital above well-capitalized standards. We may not be able to obtain additional debt or equity financing, or, if available, it may not be in amounts and on terms acceptable to us. If we are unable to obtain the funding we need, we may be unable to develop our products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on us.

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

We regularly finance or sell the majority of our second mortgage loan originations into the secondary market through the use of securitizations. It is possible that some of our financial assets, such as high loan-to-value home equity loans or residuals, may not be readily marketable, and we may not be able to sell assets at favorable prices when necessary. This could adversely affect our profitability and/or liquidity for future originations and purchases of loans.

Our discontinued mortgage banking line of business was a net provider of liquidity to the Corporation. Our divestiture of this segment has caused us to seek alternative funding sources to contribute to our other lines of business, which sources might be more expensive than those previously used.

We have regulatory restrictions on our ability to receive dividends from bank subsidiaries.

Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We sought and were granted such approval for a $15 million dividend in the fourth quarter of 2006, but similar responses to future requests are not guaranteed.

We have credit risk inherent in our asset portfolios.

In our businesses, some borrowers may not repay loans that we make to them. As all financial institutions do, we maintain an allowance for loan and lease losses and other reserves to absorb the level of losses that we think is probable in our portfolios. However, our allowance for loan and lease losses may not be sufficient to cover the loan and lease losses that we actually may incur. While we maintain a reserve at a level management believes is adequate, our charge-offs could exceed these reserves. If we experience defaults by borrowers in any of our businesses to a greater extent than anticipated, our earnings could be negatively impacted.

Certain of our consumer mortgage products are not sold by many financial institutions.

Product design is important to differentiate us in consumer mortgage lending. We have developed our lines of business by identifying niches that we believe offer us a competitive opportunity. For this reason, the performance of our financial assets may be less predictable than those of other lenders. We may not have the same history of delinquency and loss experience to utilize in pricing and structuring some of our products as do lenders offering more seasoned asset types, and it may be more difficult to sell or securitize certain, more innovative, products.

The generally accepted accounting principals (GAAP) for our activities have evolved in a meaningful manner in the past decade and we expect continued change.

We may be impacted by changes in evolving generally accepted accounting principles, unanticipated financial reporting requirements and regulatory uncertainties since accounting and regulatory treatment may not be well established for some of our strategies.

We rely heavily on our management team and key personnel, and the unexpected loss of key managers and personnel may affect our operations adversely.

Each of our lines of business has its own management team. Our overall financial performance depends heavily on the results of these specialized financial services businesses units. Our success to date has been influenced strongly by our ability to attract and to retain senior management that is experienced in the niches within banking and financial services for which they are responsible. Our ability to retain executive officers and the current management teams of each of our lines of business will continue to be important to implement our strategies successfully.

Ownership of our common stock is concentrated in persons affiliated with us.

Our Chairman and CEO, William I. Miller, currently has voting control, including common shares beneficially held through employee stock options that are exercisable within 60 days of January 31, 2007, of approximately 38% of our common shares. Together with Mr. Miller, directors and executive officers of Irwin beneficially own, including the right to acquire common stock through employee stock options that are exercisable within 60 days of January 31, 2007, more than 40% of our common shares. These persons likely have the ability to substantially control the outcome of all shareholder votes and to direct our affairs and business. This voting power would enable them to cause actions to be taken that may prove to be inconsistent with the interests of non-affiliated shareholders.

Our future success depends on our ability to compete effectively in a highly competitive financial services industry.

The financial services industry, including commercial banking, mortgage lending, and commercial finance, is highly competitive, and we and our operating subsidiaries encounter strong competition for deposits, loans and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, venture capital firms, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we and our subsidiaries are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources. Also, our ability to compete effectively in our lines of business is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry.

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

Our subsidiary, Irwin Union Bank and Trust, has entered into a memorandum of understanding, which is considered an informal agreement, with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of Irwin Union Bank and Trust and its subsidiaries, and to provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, commencing June 1, 2007. We have developed plans we believe will thoroughly address the issues raised by the Federal Reserve Bank of Chicago, but if we are unsuccessful in implementing our plans, we could experience additional regulatory action.

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

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

Our main office is located at 500 Washington Street, Columbus, Indiana, in space leased from Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2007 are as follows:

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

Irwin Union Bank, F.S.B.

The home office is located at 500 Washington Street, Columbus Indiana. Irwin Union Bank, F.S.B. has ten branch offices located in Arizona(2), California (2), Kentucky, Missouri, Nevada, New Mexico and Wisconsin. All offices are leased.

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

Irwin Mortgage

The remaining activities of this discontinued operation are conducted from an office located at 10500 Kincaid Drive, Fishers, Indiana, which is leased.

Item 3.	Legal Proceedings

Culpepper v. Inland Mortgage Corporation

On February 7, 2006, the United States District Court for the Northern District of Alabama dismissed this case, originally filed in April 1996, by granting the motions of Irwin Mortgage Corporation, our indirect subsidiary (formerly Inland Mortgage Corporation), to decertify the class and for summary judgment, and by denying the plaintiffs’ motion for summary judgment. The plaintiffs filed a notice of appeal with the Court of Appeals for the 11th Circuit. The Court of Appeals held oral argument on the appeal on November 15, 2006.

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

If the plaintiffs were to prevail on appeal and in a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, we believe the 11th Circuit’s RESPA ruling in the case similar to ours would support a decision in our case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.

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

Cohens v. Inland Mortgage Corporation

In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On September 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. On October 13, 2006, Irwin Mortgage filed a motion for summary judgment. At a hearing on January 3, 2007, the court ordered discovery to be completed by April 30, 2007, after which Irwin Mortgage may re-file its motion for summary judgment. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court has effectively stayed action on the Irwin cases until issues in the Kessler case are resolved. We have established a reserve for the Community litigation based upon Statement of Financial Accounting Standards No. 5, “Accounting For Contingencies” (SFAS 5) guidance and the advice of legal counsel.

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

White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation

On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court and also filed an amended complaint emphasizing the alleged state law basis for their claims. Irwin believes, however, that the plaintiffs’ state law claims are completely preempted by Section 27 of the FDIC Act. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.). On October 13, 2006, the parties tentatively agreed to settle this matter for a nonmaterial amount. The parties are in the process of drafting the settlement agreement and having it reviewed by the arbitrator.

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

Item 4.	Submission of Matters to a Vote of Security Holders

During the fourth quarter of 2006, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on February 21, 2007, was 1,978.

Stock Prices and Dividends:

					Total
	Price Range		Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2005
First quarter	28.53	22.11	23.02	$0.10
Second quarter	22.94	19.58	22.19	$0.10
Third Quarter	22.75	20.12	20.39	$0.10
Fourth Quarter	23.32	19.68	21.42	$0.10	$0.40
2006
First quarter	21.96	19.10	19.33	$0.11
Second quarter	21.20	17.92	19.39	$0.11
Third Quarter	20.25	18.08	19.56	$0.11
Fourth Quarter	23.00	19.34	22.63	$0.11	$0.44

We expect to continue our policy of paying regular cash dividends, although there is no assurance as to future dividends because they are dependent on future earnings, capital requirements, and financial condition. On February 15, 2007, our Board of Directors approved an increase in the first quarter dividend to $0.12 per share, payable in March 2007. Dividends paid by Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to the Corporation are governed by banking law.

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

Issuer Purchases of Equity Securities:

In 2006, the Board of Directors of the Corporation approved the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. The repurchases will occur from time to time based on market conditions, parent company cash flow, and the Corporation’s current and future projections of capital position. From time to time, we also repurchase shares in connection with our equity-based compensation plans. The following table shows our repurchase activity for the past three months:

			Total Number of Shares	Approximate Dollars Value
	Total Number	Average	Purchase as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plan	Purchased under the Plan
Calendar Month	Purchased	per Share	or Program	or Program

October	1,231	$19.55	n/a	n/a
November	13,275	$22.51	n/a	n/a
December	444	$22.41	n/a	n/a
December	133,424	$22.51	133,424	$46,996,061

Total	148,374	$22.49	133,424

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

The figures in the table below are for Continuing Operations and, unless otherwise indicated, specifically exclude results for those operations now designated “Discontinued Operations” (see Footnote 2 in the Notes to the Consolidated Financial Statements).

	At or For Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands except per share data)

For the year:
Net revenues	$266,959	$260,881	$283,994	$135,175	$158,118
Noninterest expense	210,688	204,039	203,778	144,637	142,690

Income (loss) before income taxes	56,271	56,842	80,216	(9,462)	15,428
Provision for income taxes	18,870	20,595	31,492	(5,321)	5,765

Income (loss) before cumulative effect of change in accounting principle and discontinued operations	37,401	36,247	48,724	(4,141)	9,663

Cumulative effect of change in accounting principle, net of tax	—	—	—	—	495

Net income (loss) from continuing	37,401	36,247	48,724	(4,141)	10,158
(Loss) income from discontinued operations	(35,674)	(17,260)	19,721	76,958	43,170

Net income	$1,727	$18,987	$68,445	$72,817	$53,328

Common Share Data:
Earnings per share from continuing operations:(1)
Basic	$1.27	$1.27	$1.72	$(0.15)	$0.38
Diluted	1.25	1.26	1.64	(0.15)	0.38
Cash dividends per share	0.44	0.40	0.32	0.28	0.27
Book value per common share	17.30	17.90	17.61	15.36	12.98
Dividend payout ratio(7)	759.12%	60.18%	13.24%	10.76%	14.01%
Weighted average shares — basic	29,501	28,518	28,274	27,915	26,823
Weighted average shares — diluted	29,690	28,841	31,278	28,240	27,065
Shares outstanding — end of period	29,736	28,618	28,452	28,134	27,771
At year end:
Assets	$6,237,958	$6,646,524	$5,235,820	$4,988,359	$4,910,392
Residual interests	10,320	22,116	56,101	71,491	157,514
Loans held for sale	237,510	513,554	227,880	204,535	75,540
Loans and leases	5,238,193	4,477,943	3,440,689	3,147,094	2,798,006
Allowance for loan and lease losses	74,468	59,223	43,441	63,005	50,320
Servicing assets	31,949	34,445	47,807	31,949	28,537
Deposits	3,551,516	3,898,993	3,395,263	2,899,662	2,693,810
Short-term borrowings	602,443	997,444	237,277	429,758	993,124
Collateralized debt	1,173,012	668,984	547,477	590,131	391,425
Other long-term debt(2)	233,889	270,160	270,172	270,184	30,070
Trust preferred securities(2)	—	—	—	—	233,000
Shareholders’ equity	530,502	512,334	501,185	432,260	360,555

	At or For Year Ended December 31,
	2006		2005		2004		2003		2002
	(Dollars in thousands except per share data)

Selected Financial Ratios:
Performance Ratios on continuing operations:
Return on average assets	0.6%		0.6%		0.9%		(0.1)%		0.3%
Return on average equity	7.1		7.5		10.3		(1.1)		3.2
Net interest margin(3)	4.71		4.97		5.46		5.82		6.01
Noninterest income to revenues(4)	14.8		19.7		28.6		(10.7)		13.9
Efficiency ratio(5)	69.8		70.8		68.3		79.4		70.7
Loans and leases and loans held for sale to deposits(6)	117.3		108.0		80.7		87.1		89.9
Average interest-earning assets to average interest-bearing liabilities	119		126		132		132		122
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	1.4%		1.3%		1.3%		2.0%		1.8%
Non-performing loans and leases	199		158		129		142		162
Net charge-offs to average loans and leases	0.5		0.3		0.7		1.1		0.7
Non-performing assets to total assets	0.9		0.8		0.9		1.1		0.8
Non-performing assets to total loans and leases and other real estate owned	1.0		1.2		1.3		1.7		1.3
Ratio of Earnings to Fixed Charges:
Including deposit interest	1.2	x	1.4	x	2.0	x	0.9	x	1.2x
Excluding deposit interest	1.5		2.1		3.3		0.8		1.5
Capital Ratios:
Average shareholders’ equity to average assets	8.1%		8.0%		9.0%		7.6%		8.0%
Tier 1 capital ratio	11.4		10.7		13.0		11.4		9.3
Tier 1 leverage ratio	11.5		10.3		11.6		11.2		9.7
Total risk-based capital ratio	13.4		13.1		15.9		15.1		13.2

(1)	Earnings per share of common stock from continuing operations before cumulative effect of change in accounting principle related to SFAS 142, “Goodwill and Other Intangible Assets,” for the year ended December 31, 2002 was $0.36 basic and $0.36 diluted. Diluted earnings per share from continuing operations for all years except 2004 do not contain the effect of convertible trust preferred stock because they were antidilutive.

(2)	Beginning at December 31, 2003, the Trusts holding trust preferred securities were no longer consolidated in accordance with FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” See “Collateralized and Other Long-Term Debt” and footnote 1 to the consolidated financial statements for further discussion.

(3)	Net interest income divided by average interest-earning assets.

(4)	Revenues consist of net interest income plus noninterest income.

(5)	Noninterest expense divided by net interest income plus noninterest income.

(6)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

(7)	Dividends paid divided by earnings from total operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

About Forward-looking Statements

You should read the following discussion in conjunction with our consolidated financial statements, footnotes, and tables. This discussion and other sections of this report, including the “Risk Factors” in Item 1A, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for purposes of invoking these safe harbor provisions.

Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

We qualify any forward-looking statements entirely by these cautionary factors.

Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force;

•	the relative profitability of our lending operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the memorandum of understanding entered into as of March 1, 2007 between Irwin Union Bank and Trust and the Federal Reserve Bank of Chicago;

•	changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final outcome and implications of the sale and discontinuance of operations for our conventional mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.

We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

Strategy

Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of small businesses and consumers while optimizing the productivity of our capital. Our strategic objective is to create well-controlled profitability and growth. We do this by focusing on customers’ needs in order to generate revenues, being cost efficient and having strong risk management systems. We believe we must continually balance these goals in order to deliver long-term value to all of our stakeholders.

We have developed five tactics to meet these goals:

1. Identify market niches.  We focus on product or market niches in financial services where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We don’t believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.

2. Attract, develop and retain exceptional management with niche expertise.  We participate in lines of business only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Our structure allows the senior managers of each line of business to focus their efforts on understanding their customers, meeting the needs of the markets they serve cost effectively, and identifying and controlling the risks inherent in their activities. This structure also promotes accountability among managers of each segment. We attempt to create a mix of short-term and long-term incentives that provide these managers with the incentive to achieve well-controlled, profitable growth over the long term.

3. Diversify capital and earnings risk.  We diversify our revenues, credit risk, and application of capital across complementary lines of business and across different regions as a key part of our risk management. For example, the customers of our commercial bank have different growth and risk profiles in the Midwest and West. These markets perform differently due to differences in local economies, affecting both demand and credit quality of our products. Our home equity segment lends to consumers on a national basis, building a diversified portfolio where demand and credit quality fluctuate depending, in part, on local market conditions. Our customers’ credit needs are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.

4. Reinvest for growth.  We reinvest on an ongoing basis in the development of new product and market opportunities. We are biased toward seeking new growth through organic expansion of existing lines of business. At times we will initiate a new line through a start-up, with highly qualified managers we select to focus on a single line of business. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.

5. Create and maintain risk management systems appropriate to our size, scale and scope.  Increasingly, banks of all sizes have seen the need to enhance their risk management systems. These systems are an integral part of a well-managed banking organization and are as important to our future success as hiring good people and offering products and services in attractive niches. We are engaged in a multiyear process of enhancing our management depth and systems for assuring that we operate our businesses within the risk appetite established by our board of directors. The system we are creating provides centralized guidance and support from staff with demonstrated risk management expertise, who serve as an independent perspective assessing and assisting the risk management processes and systems that are an integral part of each of our managers’ responsibilities.

In 2006 and early 2007, we completed the bulk of the steps necessary to divest our conforming conventional first mortgage business, Irwin Mortgage Corporation. Over the past several years, changes in the environment for conventional mortgage banking caused us to examine whether Irwin Mortgage continued to be a good fit with our corporate strategy.

These changes included:

•	The conventional first mortgage industry becoming commoditized, making larger lenders more competitive.

•	The volatility of production and mortgage servicing rights (MSRs) valuations increasing, as interest rates traded in a narrow range for a prolonged period of time, reflecting what we believe is the end of a long-term decline in interest rates.

•	The relatively large size of IMC compared to the rest of the company causing this volatility to have more of an impact on our consolidated results than mortgage operations in other similar-sized banking companies.

We think of strategy as an organization’s response to its environment. As a result, when the environment changes like this, it is important to ask whether we should change our strategy or the way we implement it. Asking these important questions led us to the conclusion that our strategy was still valid, but that Irwin Mortgage no longer fit with that strategy and, as a result, we needed to divest.

The sale of the assets of Irwin Mortgage has not only reduced our volatility and risk, but additionally allows us to focus on growing the other areas of our business.

We believe long-term growth and profitability will result from our endeavors to pursue commercial and consumer lending niches, our experienced management, our diverse product and geographic markets and our focus on risk management systems.

Earnings Outlook

We do not provide specific earnings or earnings per share guidance. Our strategy is to seek opportunities for well-controlled, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. We believe this strategy can, over time, provide above market growth rates in earnings per share and return on equity. Prior to 2005, a meaningful amount of our earnings, in many years, came from our conforming conventional first mortgage segment. As discussed in the section on Strategy, in 2006, we decided to exit this line of business. Our opportunities in our remaining three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. We believe this growth will contribute in a meaningful way to the Corporation’s future success.

We believe the earnings of our two commercial segments in 2006 are indicative of their future potential. In each, we are balancing investment in growth for future earnings with a desire for these two units to contribute to increasing our current level of consolidated profitability.

Our home equity segment is performing at an unacceptable level. This is in part due to external environmental factors in the cyclical mortgage business which we believe will likely improve over time. Currently, both in our portfolio and across the industry we are seeing an increase in loan delinquencies and losses, coupled with a decline or dramatic slowing in the rate of growth in home prices in many markets. These two factors are also negatively impacting the secondary market for loan sales. Combined, our expectation for increased loan losses and lower margins on sale in the secondary market will negatively affect our home equity results in the first half of 2007, particularly in the first quarter, when results from home equity operations are currently estimated to show a loss. However, some of the current difficult conditions in housing and mortgage banking may work to our advantage over time as slowing home price appreciation is likely to make the company’s core product — high loan to value home equity loans — more attractive. The earnings difficulties we have had also reflect a cost structure we had in place entering 2006 which was too high for current volumes. After a series of costly and difficult actions to restructure the segment in 2006 (direct restructuring charges totaled $6 million), we are seeing improvement, but at a slower pace than we had hoped.

Home equity is an important segment for us. Not only does it provide credit and geographic diversification for commercial portfolios, we also believe it can play an important role in internal capital generation in the long run, allowing us simultaneously to earn a good return on the capital deployed in the segment and, by turning its balance sheet frequently, to generate excess capital to grow the commercial segments. Financial results in 2007 are expected to be substantially better than in 2006, though still below our long-term goals. However, we believe that this segment can achieve both our financial goals of double digit earnings growth and a return in excess of the cost of capital in 2008.

As discussed in Note 2 to the Financial Statements, we are reporting the results of mortgage banking business as discontinued operations.

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

On January 1, 2007, we adopted SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. We have elected the fair value treatment for servicing rights associated with our high loan-to-value first lien and second mortgage loans at our home equity lending line of business as of January 1, 2007.

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

Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired under SFAS 114. We have defined impairment for this purpose as loans on which we no longer accrue interest due to likelihood of non-collectibility. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value implies a value that is lower than the carrying value. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience and/or expected performance indicates that certain losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant. Loans and leases that are determined by management to be uncollectible are charged against the allowance. The allowance is increased by provisions against income and recoveries of loans and leases previously charged off. See the “Credit Risk” section of Management’s Discussion and Analysis and footnote 8 to the consolidated financial statements for further discussion.

In addition to the ALLL, at our discontinued mortgage banking segment we have recorded a reserve for potential losses resulting from origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities which relieve us of future credit losses. In determining reserve levels for origination errors, we estimate the number of loans with such errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this reserve could result in changes in future reserves.

Accounting for Deferred Taxes

Deferred tax assets and liabilities are determined based on temporary differences between the time income or expense items are recognized for book purposes and in our tax return. We make this measurement using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We recognize deferred tax assets, in part, based on estimates of future taxable income. Events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance.

Incentive Servicing Fees

For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. These ISF arrangements are accounted for in accordance with SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. As long as the fair value is above the lower of cost or market (LOCOM) cap, revenue is recognized when pre-established performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized when pre-established performance metrics are met and cash is due.

Consolidated Overview

	2006	% Change	2005	% Change	2004

Net income from continuing operations (millions)	$37.4	3.2%	$36.2	(25.6)%	$48.7
Net income (millions)	1.7	(90.9)	19.0	(72.3)	68.4
Basic earnings per share from continuing operations	1.27	0.0	1.27	(26.2)	1.72
Basic earnings per share	0.06	(91.0)	0.67	(72.3)	2.42
Diluted earnings per share from continuing operations	1.25	(0.8)	1.26	(23.2)	1.64
Diluted earnings per share	0.05	(92.4)	0.66	(71.1)	2.28
Return on average equity from continuing operations	7.1%		7.5%		10.3%
Return on average assets from continuing operations	0.6%		0.6%		0.9%

As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant the sale of our mortgage banking line of business and specifically exclude results for those operations now designated “Discontinued Operations” (see Footnote 2 of the Notes to the Consolidated Financial Statements).

Consolidated Income Statement Analysis

Net Income from Continuing Operations

We recorded net income from continuing operations of $37 million for the year ended December 31, 2006, up 3% from net income from continuing operations of $36 million for the year ended December 31, 2005, and compared to $49 million in 2004. Net income per share (diluted) from continuing operations was $1.25 for the year ended December 31, 2006, down 1% from $1.26 per share in 2005 and down 23% from $1.64 per share in 2004. Return on equity from continuing operations was 7.1% for the year ended December 31, 2006, 7.5% in 2005 and 10.3% in 2004. The improvement in 2006 earnings from continuing operations relates to the record results at the commercial segments of the business and a reduction in the effective tax in 2006, offset by declines at the home equity segment and at the parent company. The effective income tax rate for 2006 was 33.5%, compared to 36.2% in 2005 and 39.3% in 2004. The lower effective rate in 2006 resulted primarily from differences in rates of foreign subsidiaries, increased tax credits, and the release of certain tax reserves as we aligned our tax liability to a level commensurate with our currently identified tax exposures.

Net Interest Income from Continuing Operations

Net interest income from continuing operations for the year ended December 31, 2006 totaled $257 million, up 11% from 2005 net interest income from continuing operations of $231 million and up 21% from 2004.

The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated. We do not show interest income on a tax equivalent basis because it is not materially different from the results in the table

	December 31,
	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$72,110	$2,925	4.06%	$80,508	$1,816	2.26%	$85,304	$794	0.93%
Federal funds sold	30,419	1,527	5.02	15,064	387	2.57	15,340	173	1.13
Residual interests	13,512	1,536	11.37	39,942	6,948	17.40	67,544	12,509	18.52
Investment securities	117,164	5,816	4.96	107,220	5,813	5.42	88,254	4,536	5.14
Loans held for sale	865,061	73,708	8.52	1,217,367	94,324	7.75	1,034,032	80,003	7.74
Loans and leases, net of unearned income(1)	4,872,487	437,900	8.99	3,890,077	312,970	8.05	3,324,333	246,288	7.41

Total interest earning assets	5,970,753	$523,412	8.77%	5,350,178	$422,258	7.89%	4,614,807	$344,303	7.46%
Noninterest-earning assets:
Cash and due from banks	111,382			109,837			104,115
Premises and equipment, net	34,349			30,543			31,219
Other assets	470,845			572,028			582,978
Less allowance for loan and lease losses	(67,383)			(50,322)			(56,311)

Total assets	$6,519,946			$6,012,264			$5,276,808

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$355,378	$8,490	2.39%	$479,621	$9,789	2.04%	$333,772	$4,487	1.34%
Money market savings	1,169,465	48,673	4.16	1,118,655	29,631	2.65	1,071,617	15,127	1.41
Regular savings	131,182	2,481	1.89	119,349	1,547	1.30	60,800	873	1.44
Time deposits	1,558,128	72,576	4.66	1,204,421	42,894	3.56	907,736	24,000	2.64
Short-term borrowings	543,719	33,663	6.19	421,085	21,244	5.05	307,929	9,583	3.11
Collateralized debt	1,005,959	53,720	5.34	629,503	25,587	4.06	534,660	15,259	2.85
Other long-term debt	246,948	22,486	9.11	290,188	25,676	8.85	270,178	22,896	8.47

Total interest-bearing liabilities	5,010,779	$242,089	4.83%	4,262,822	$156,368	3.67%	3,486,692	$92,225	2.65%
Noninterest-bearing liabilities:
Demand deposits	756,624			989,234			1,006,558
Other liabilities	226,379			279,784			311,017
Shareholders’ equity	526,164			480,424			472,541

Total liabilities and shareholders’ equity	$6,519,946			$6,012,264			$5,276,808

Net interest income		$281,323			$265,890			$252,078
Net interest income to average interest earning assets			4.71%			4.97%			5.46%

Net interest income from discontinued operations		23,884			34,423			39,064

Net interest income from continuing operations		$257,439			$231,467			$213,014

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Net interest margin for the year ended December 31, 2006 was 4.71% compared to 4.97% in 2005 and 5.46% in 2004. The decline in margin in 2006 relates to our increasing cost of funds which have risen at a faster pace than our yields on loans, reflecting competitive conditions for both assets and liabilities.

The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,
	2006 Over 2005			2005 Over 2004
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars and thousands)

Interest Income
Loans and leases	$79,038	$45,892	$124,930	$41,914	$24,768	$66,682
Mortgage loans held for sale	(27,297)	6,681	(20,616)	14,184	137	14,321
Investment securities	539	(536)	3	975	302	1,277
Residual interests	(4,598)	(814)	(5,412)	(5,112)	(449)	(5,561)
Interest bearing deposits with financial institutions	(189)	1,298	1,109	(45)	1,067	1,022
Federal funds sold	396	744	1,140	(4)	218	214

Total	47,889	53,265	101,154	51,912	26,043	77,955

Interest Expense
Money market checking	(2,536)	1,237	(1,299)	1,961	3,341	5,302
Money market savings	1,346	17,696	19,042	664	13,840	14,504
Regular savings	153	781	934	841	(167)	674
Time deposits	12,596	17,086	29,682	7,845	11,049	18,894
Short-term borrowings	6,187	6,232	12,419	3,522	8,139	11,661
Collateralized debt	15,302	12,831	28,133	2,707	7,621	10,328
Other long-term debt	(3,826)	636	(3,190)	1,695	1,085	2,780

Total	29,222	56,499	85,721	19,235	44,908	64,143

Net Interest Income	$18,667	$(3,234)	$15,433	$32,677	$(18,865)	$13,812

The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses from Continuing Operations

The consolidated provision for loan and lease losses for the year 2006 was $35 million, compared to $27 million and $14 million in 2005 and 2004, respectively. More information on this subject is contained in the section on “credit risk.”

Noninterest Income from Continuing Operations

Noninterest income during the year 2006 totaled $45 million, compared to $57 million for 2005 and $85 million in 2004. The decrease in 2006 versus 2005 related primarily to the home equity line of business where there were net losses from sale of loans of $2 million in 2006 compared to gains of $18 million during 2005. This year-over-year change in revenues reflects a reduction in the amount of loan sales and interest rate movements (which were partially offset by derivative gains on hedges offsetting the rate risk in the loans). Details related to these fluctuations are discussed later in the “home equity lending” section of this document.

Noninterest Expense from Continuing Operations

Noninterest expenses for the year ended December 31, 2006 totaled $211 million, compared to $204 million in both 2005 and 2004. The increase in consolidated noninterest expense in 2006 is primarily related to increased operating costs at the commercial banking line of business. Details related to these fluctuations are discussed later in the “commercial banking” section of this document.

Consolidated Balance Sheet Analysis

Total assets at December 31, 2006 were $6.2 billion, down 6% from December 2005. Average assets for 2006 were $6.5 billion up 8% from December 31, 2005, and up 24% from December 31, 2004. The growth in the average consolidated balance sheet reflects increases in portfolio loans and leases at the commercial banking and commercial finance lines of business. At December 31, 2006, $57 million of assets from our mortgage banking line of business were reclassified to assets held for sale on our balance sheet pending the planned sale of these assets.

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:

	2006	2005	2004
	(Dollars in thousands)

U.S. Treasury and government obligations	$13,730	$12,571	$3,556
Obligations of states and political subdivisions	3,545	3,544	3,746
Mortgage-backed securities	45,187	28,331	31,556
Other	65,968	72,896	69,364

Total	$128,430	$117,342	$108,222

Included within the “other” category were $63 million, $70 million, and $66 million of FHLBI and Federal Reserve Bank stock at December 31, 2006, 2005, and 2004, respectively, which are redeemable at cost. The following table shows maturity distribution of our investment securities at December 31, 2006:

					Mortgage-backed
					Securities and
		After One	After Five		FHLBI & Federal
	Within	But Within	But Within	After Ten	Reserve Bank
	One Year	Five Years	Ten Years	Years	Stock	Total
	(Dollars in thousands)

U.S. Treasury and government obligations	$2,277	$11,453	$—	$—	$—	$13,730
Obligations of states and political subdivisions	—	—	620	2,925		3,545
Other	3,380	—	—	—	—	3,380

Total	5,657	11,453	620	2,925	—	20,655
Mortgage-backed securities				—	45,187	45,187
FHLB & Federal Reserve Bank stock				—	62,588	62,588

	$5,657	$11,453	$620	$2,925	$107,775	$128,430

Weighted Average Yield
Held-to-maturity	3.23%	3.59%	5.20%	5.35%	5.54%
Available-for-sale	4.22%	—	—	—	5.06%

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

Loans Held For Sale

Loans held for sale totaled $238 million at December 31, 2006, down 54% from December 31, 2005 and up 4% from December 31, 2004. This 2006 decrease, primarily at the home equity line of business relates to lower production, the timing of whole loan sales and securitizations and run off.

Loans and Leases

Our commercial loans and leases are originated throughout the United States and Canada. At December 31, 2006, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements.

Loans by major category for the periods presented were as follows:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Commercial, financial and agricultural	$2,249,988	$2,016,253	$1,697,651	$1,503,619	$1,347,962
Real estate construction	377,601	379,831	279,863	296,180	299,105
Real estate mortgage	1,522,616	1,232,933	806,757	856,070	776,341
Consumer	31,581	31,718	31,166	27,370	27,857
Commercial financing:
Franchise financing	699,969	462,413	330,496	207,341	130,247
Domestic leasing	296,056	237,968	174,035	157,072	161,464
Canadian leasing	358,783	313,581	265,780	207,355	133,784
Unearned income:
Franchise financing	(211,480)	(125,474)	(86,638)	(56,837)	(34,494)
Domestic leasing	(42,782)	(33,267)	(23,924)	(22,038)	(24,793)
Canadian leasing	(44,139)	(38,013)	(34,497)	(29,038)	(19,467)

Total	$5,238,193	$4,477,943	$3,440,689	$3,147,094	$2,798,006

The following table shows our contractual maturity distribution of loans at December 31, 2006. Actual principal payments may differ depending on customer prepayments:

		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$713,580	$988,360	$548,048	$2,249,988
Real estate construction	265,446	104,797	7,358	377,601
Real estate mortgage	68,466	153,615	1,300,535	1,522,616
Consumer	19,185	11,555	841	31,581
Commercial financing:
Franchise financing	688	83,815	403,986	488,489
Domestic leasing	11,681	240,048	1,545	253,274
Canadian leasing	16,943	279,372	18,329	314,644

Total	$1,095,989	$1,861,562	$2,280,642	$5,238,193

Loans due after one year with:
Fixed interest rates				$2,624,491
Variable interest rates				1,517,713

Total				$4,142,204

Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$59,223	$43,441	$63,005
Provision for loan and lease losses	35,101	27,307	14,473
Charge-offs	(30,810)	(20,201)	(28,180)
Recoveries	11,208	8,960	5,335
Reduction due to sale of loans and leases and other	—	—	(627)
Reduction due to reclassification of loans	(246)	(403)	(10,808)
Foreign currency adjustment	(8)	119	243

Balance at end of period	$74,468	$59,223	$43,441

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

Deposits

Total deposits in 2006 averaged $4.0 billion compared to average deposits in 2005 of $3.9 billion, and average deposits in 2004 of $3.4 billion. Demand deposits in 2006 averaged $0.8 billion, down from an average of $1.0 billion in both 2005 and 2004. A significant portion of demand deposits is related to deposits at Irwin Union Bank and Trust (IUBT) associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. During 2006, these escrow accounts averaged $0.4 billion, compared to an average of $0.7 billion in both 2005 and 2004. These escrow accounts were transferred out of IUBT in early 2007 in connection with the transfer of mortgage servicing rights at the mortgage banking line of business. Average core deposits at our commercial bank, which exclude jumbo and brokered CDs and public funds, decreased slightly to $2.4 billion in 2006 compared to $2.5 billion in 2005.

Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2006, institutional broker-sourced deposits totaled $0.5 billion compared to a balance of $0.6 billion at December 31, 2005. To date, Irwin Union Bank, F.S.B. has not utilized brokered deposits, but can and may do so in the future.

The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, brokered deposits, escrows and core deposits at the dates indicated:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Under 3 months	$404,684	$419,574	$266,200
3 to 6 months	202,466	230,024	117,339
6 to 12 months	230,561	231,397	91,276
after 12 months	270,070	341,851	169,796

Total Certificates of deposit	$1,107,781	$1,222,846	$644,611

Brokered deposits	$541,903	$638,007	$279,102

Mortgage banking escrow deposits over $100,000	$324,913	$412,444	$680,812

Demand deposits	364,434	342,913	295,195
Money market accounts	1,442,034	1,602,337	1,545,700
Savings and time deposits	593,571	544,814	356,776

Commercial banking core deposits	$2,400,039	$2,490,064	$2,197,671

Short-Term Borrowings

Short-term borrowings during 2006 averaged $544 million compared to an average of $421 million in 2005, and $308 million in 2004. Short-term borrowings decreased to $602 million at December 31, 2006 compared to $997 million at December 31, 2005. The decrease in short-term borrowings at the end of 2006 compared to the end of 2005 reflects securitization activity at the home equity lending line of business during 2006.

Federal Home Loan Bank borrowings averaged $322 million for the year ended December 31, 2006, with an average rate of 4.90%. The balance at December 31, 2006 was $372 million with an interest rate of 5.02%. The maximum outstanding at any month end during 2006 was $609 million. At December 31, 2005, Federal Home Loan Bank borrowings averaged $199 million, with an average rate of 3.56%. The balance at December 31, 2005 was $642 million at an interest rate of 4.39%. The maximum outstanding at any month end during 2005 was $642 million.

Federal Funds borrowings averaged $167 million for the year ended December 31, 2006, with an average rate of 4.18%. The balance at December 31, 2006 was $231 million with an interest rate of 3.5%. The maximum outstanding at any month end during 2006 was $280 million. At December 31, 2005, Federal Funds borrowings averaged $126 million, with an average rate of 1.95%. The balance at December 31, 2005 was $290 million at an interest rate of 3.94% which was also the maximum outstanding at any month end during 2005.

Collateralized and Other Long-Term Debt

Collateralized borrowings totaled $1.2 billion at December 31, 2006 compared to $0.7 billion at December 31, 2005. The bulk of these borrowings have resulted from securitizations of portfolio loans at the home equity lending line of business that result in loans remaining as assets and debt being recorded on our balance sheet. This securitization debt represents match-term funding for these loans and leases.

Other Long-Term Debt

Other long-term debt totaled $234 million at December 31, 2006, down from $270 million in 2005. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at December 31, 2006. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), at the end of 2004 we deconsolidated the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”

On March 6, 2006, we had a reduction in long-term debt of $53 million related to our call of the convertible trust preferred securities issued by IFC Capital Trust III. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued $31.5 million of Capital Trust IX preferred securities to replace the redeemed shares. We incurred $1.1 million in expense to write off debt issuance costs with this redemption.

On July 25, 2006, we had a $15 million reduction in long-term debt related to our call of trust preferred securities issued by IFC Capital Trust IV. We incurred $1.2 million in call premium expense and $0.4 million in early amortization of debt issuance expense in connection with this call.

In December of this year, we issued $30 million of trust preferred securities in two series by IFC Capital Trust X and IFC Capital Trust XI, both with five year non-call periods. Capital trust X was issued at a 6.532% fixed rate of interest for the first five years, which converts to a floating rate of interest of 175 basis points over three month LIBOR and matures December of 2036. Capital Trust XI was issued at a floating rate of interest with a spread of 174 basis points over three month LIBOR and matures in March 2037. Capital Trust X and XI were issued in order to replace capital and liquidity when IFC Capital Trust V was called in December 2006. At the point of call, we incurred $0.8 million in expense to write-off unamortized debt issuance expenses associated with this redemption.

Capital

Shareholders’ equity averaged $526 million during 2006, up 10% compared to 2005, and up 11% from 2004. Shareholders’ equity balance of $531 million at December 31, 2006 represented $17.30 per common share, compared to $17.90 per common share at December 31, 2005, and compared to $17.61 per common share at year-end 2004. We paid an aggregate of $13.1 million in dividends during 2006, compared to $11.4 million during 2005 and $9.1 million during 2004.

The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Tier 1 capital	$712,403	$675,316	$637,875
Tier 2 capital	125,351	154,128	143,612

Total risk-based capital	$837,754	$829,444	$781,487

Risk-weighted assets	$6,258,927	$6,317,797	$4,908,012
Risk-based ratios:
Tier 1 capital	11.4%	10.7%	13.0%
Total capital	13.4	13.1	15.9
Tier 1 leverage ratio	11.5	10.3	11.6
Ending shareholders’ equity to assets	8.5	7.7	9.6
Average shareholders’ equity to assets	8.1	8.0	9.0

At December 31, 2006, our total risk-based capital ratio was 13.4%, exceeding our internal policy minimum at Irwin Union Bank and Trust of 12.0%. At December 31, 2005 and 2004, our total risk-based capital ratio was 13.1% and 15.9%, respectively. Our ending equity to assets ratio at December 31, 2006 was 8.5% compared to 7.7% at December 31, 2005. Our Tier 1 capital totaled $712 million as of December 31, 2006, or 11.4% of risk-weighted assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part 1, “Business.”

Accumulated other comprehensive income declined by $7.8 million in 2006, largely reflecting the adoption of SFAS 158 at December 31, 2006. However, regulatory capital guidance allows us to add back the $6.7 million of this reduction related to SFAS 158 when computing our regulatory capital ratios.

In December 2006, we issued $15 million of floating rate non-cumulative perpetual preferred stock. This capital is Tier 1 eligible with a five year non-call period, and is callable at par thereafter at our option.

We have outstanding $198 million in trust preferred securities through five IFC Capital Trusts and one IFC Statutory Trust as of December 31, 2006. All securities are callable at par after five years from date of issuance. These funds are all Tier 1 qualifying capital under current regulatory guidance. The sole assets of these trusts are our subordinated debentures. See further discussion in the “Other Long-Term Debt” section above. Highlights about these trusts are listed below:

		Interest Rate
		at
	Origination	December 31,	Maturity	$ Amount
Name	Date	2006	Date	in thousands	Dividend	Other

IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	$34,500	quarterly
IFC Statutory Trust VII	Nov 2003	8.26	Nov 2033	50,000	quarterly	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	51,750	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter
IFC Capital Trust IX	Apr 2006	6.69	Apr 2036	31,500	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis points thereafter
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,000	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis points thereafter
IFC Capital Trust XI	Dec 2006	7.09	Mar 2037	15,000	quarterly	floating rate of 3 month LIBOR plus 174 basis

				$197,750

We have $30 million of 7.58%, 15-year subordinated debt that is due in 2014, but which callable in 2009 at par. The debt is privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

In order to maintain product price competitiveness with other national banks, we allocate capital to our subsidiaries in a manner which reflects their relative risk and as if they were stand-alone businesses. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market (including interest rate and foreign currency), liquidity, operational and compliance. We adjust this allocation, as necessary, to assure that we meet regulatory and internal policy standards for minimum capitalization. We utilize internal risk measurement models, calibrated with a public-domain model from a nationally recognized rating agency, and capital requirements from our banking regulators to arrive at the capitalization required by line of business. We re-allocate capital to subsidiaries on a quarterly basis based on their risk and growth plans.

During the third quarter, our Board authorized management to begin a share repurchase program, contingent on the completion of the sale of the assets of Irwin Mortgage. At the time of the authorization, we believed the sale of the mortgage segment would free-up a significant amount of capital. It was our intention to retain some of that capital for future growth (specifically, reducing the amount we otherwise would have raised to support the growth of our commercial segments in 2007 and 2008) and to use the remainder, up to $50 million, for share repurchases over several quarters.

We began those repurchases late in the fourth quarter once the majority of the Irwin Mortgage sale had been completed. Due to a variety of factors, however, the pace and size of the repurchase are likely to be lower in 2007 than we had anticipated at the time of original authorization. We were able to open three new banking offices in the ensuing months which have the potential to add to our near-term capital needs. Second, our exit costs at Irwin

Mortgage exceeded our expectations, in large part due to the current weak environment for mortgage banking operations. Third, our risk profile did not decline as much as anticipated due to the remaining risk of loan repurchases in the discontinued segment, the amount of intercompany diversification removed with the sale, and the decision to retain certain mortgage assets in portfolio rather than selling them into a weak market. Fourth, our earnings, specifically in the home equity sector were lower than we anticipated during the second half of 2006.

In the context of execution of our strategy, we believe it is important to balance a sufficient capital buffer to support future growth with efforts to return capital to shareholders when we do not have opportunities for near-term redeployment at market rates of return. Our forward growth plans suggest that we can return to levels of attractive return on capital in 2008 through the growth of our commercial portfolios and a return to higher levels of profitability in our home equity segment. Given the inadequate return our shareholders have received in recent years, however, we intend to seek a balance in channeling capital to support the growth in these portfolios with attention to immediate share repurchases. During the first quarter of 2007, we have again been repurchasing shares and will continue to do so as long as we believe they are appropriately priced as compared to book value and future growth opportunities. However, we are unlikely to repurchase in 2007 the full $50 million authorized by our Board of Directors in August.

We repurchased 133 thousand shares for $3.0 million during December 2006 at the start of our repurchase program. In connection with our stock option plans, we also repurchased 67 thousand common shares in 2006 with a market value of $1.4 million. In 2005, we repurchased 51 thousand shares with a market value of $1.2 million.

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

Cash Flow Analysis

Our cash and cash equivalents decreased $10 million in 2006 compared to an increase of $58 million during 2005 and a decrease of $44 million in 2004. Cash flows from operating activities provided $1.0 billion in cash and cash equivalents in 2006 compared to the use of $251 million in 2005. Changes in loans held for sale impact cash flows from operations. In a period in which loan production is less than sales such as we experienced in 2006, operating cash flows will increase. In 2006, our loans held for sale decreased $1.0 billion, primarily a result of the sale of loans at our discontinued segment. These loan sales increased the cash provided by operating activities. In 2005, our loans held for sale balance increased $403 million, thus increasing the cash used by operating activities.

Earnings by Line of Business

Irwin Financial Corporation is composed of three principal lines of business, the discontinued mortgage banking segment and the parent and other support operations. The three customer-facing segments (lines of business) of continuing operations are:

•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending

The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income (loss):
Commercial Banking	$30,860	$27,379	$23,424
Commercial Finance	12,600	7,433	3,217
Home Equity Lending	1,538	2,252	28,067
Other (including consolidating entries)	(7,597)	(817)	(5,984)

Income from continuing operations	37,401	36,247	48,724

Discontinued operations	(35,674)	(17,260)	19,721

	$1,727	$18,987	$68,445

Commercial Banking

The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Selected Income Statement Data:
Interest income	$229,193	$183,052	$127,029	$112,679	$110,107
Interest expense	(104,467)	(72,294)	(37,412)	(33,663)	(40,253)

Net interest income	124,726	110,758	89,617	79,016	69,854
Provision for loan and lease losses	(5,734)	(5,286)	(3,307)	(5,913)	(9,812)
Other income	18,173	16,945	18,316	21,070	16,081

Total net revenue	137,165	122,417	104,626	94,173	76,123
Operating expense	(88,932)	(77,062)	(65,450)	(56,699)	(50,029)

Income before taxes	48,233	45,355	39,176	37,474	26,094
Income taxes	(17,373)	(17,976)	(15,752)	(14,997)	(10,009)

Net income	$30,860	$27,379	$23,424	$22,477	$16,085

Selected Balance Sheet Data at End of Period:
Assets	$3,103,547	$3,162,398	$2,622,877	$2,203,965	$1,969,956
Securities and short-term investments	55,116	340,811 (1)	327,664 (1)	107,668	44,433
Loans and leases	2,901,029	2,680,220	2,223,474	1,988,633	1,823,304
Allowance for loan and lease losses	(27,113)	(24,670)	(22,230)	(22,055)	(20,725)
Deposits	2,635,380	2,797,635	2,390,839	1,964,274	1,733,864
Shareholder’s equity	241,556	195,381	143,580	162,050	154,423
Daily Averages:
Assets	$3,143,439	$3,025,717	$2,476,835	$2,119,944	$1,802,896
Loans and leases	2,797,853	2,460,560	2,094,190	1,914,608	1,693,426
Allowance for loan and lease losses	(26,175)	(23,656)	(22,304)	(21,895)	(17,823)
Deposits	2,826,446	2,766,289	2,258,538	1,894,406	1,583,926
Shareholder’s equity	218,076	157,545	147,759	147,886	140,249
Shareholder’s equity to assets	6.95%	5.21%	5.97%	6.98%	7.78%

(1)	Includes $317 million and $293 million of inter-company investments in 2005 and 2004, respectively, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds have been redeployed in earning assets at our other lines of business.

Overview

Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners through a multi-state branch network. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank. In 2006, we opened three new branches.

Commercial Banking Strategy

Our strategy is to provide personalized banking services to small business customers and to expand those services into selected new markets. For expansion, we target metropolitan markets with strong economies where we believe recent bank consolidation has negatively impacted customers. We believe this consolidation has led to disenchantment with the delivery of financial services to the small business community among the owners of those small businesses and the senior banking officers who had been providing services to them. In markets that management identifies as attractive opportunities, the bank seeks to hire senior cash management personnel and commercial loan officers who have strong local ties and who can focus on providing personalized services to small businesses in that market. Our strategy is to expand in markets that satisfy the following criteria:

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

We expect consolidation to continue in the banking and financial services industry both in our existing markets and in those we do not serve. We plan to capitalize on the opportunities brought about in this environment by continuing the bank’s growth strategy for small business banking in existing markets and in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced local staff with a strong presence in cities affected by the industry-wide consolidations. Our commercial bank continues to develop its banking, insurance, and investment products to provide a full range of financial services to its small business customers.

On average, we anticipate our de novo banking offices will break even approximately 18 months after they are opened, and we estimate that a banking office will achieve targeted levels of profitability in approximately five years in an average market. Some markets will experience growth and profitability at greater or lesser rates than we currently expect because of many factors, including execution of our strategy, accuracy in assessing market potential, and success in recruiting and retaining senior lenders, cash management officers, and other staff. Over time, we may choose to leave certain markets if these factors limit profitability. For example, in January 2007, we exited our Glendale, Arizona branch as we were unable to attract and retain sufficient senior management staff. Our expansion into new markets is subject to regulatory approval.

Portfolio Characteristics

The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
	(Dollars in thousands)

Indianapolis	$561,343	19.3%	7.6%	$560,775	20.9%	7.0%	$504,853	22.7%	5.9%
Central and Western Michigan	519,348	17.9	7.7	516,444	19.3	7.1	488,587	22.0	5.9
Southern Indiana	475,051	16.4	7.2	454,236	16.9	6.5	445,981	20.1	5.8
Phoenix	452,919	15.6	7.9	447,548	16.7	7.6	288,555	13.0	6.3
Las Vegas	154,218	5.3	8.1	112,761	4.2	7.5	70,109	3.2	6.1
Other	738,150	25.5	7.9	588,456	22.0	7.2	425,389	19.0	5.7

Total	$2,901,029	100.0	7.7%	$2,680,220	100.0	7.1%	$2,223,474	100.0	5.9%

	December 31,
	2006			2005			2004
			Weighted			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average	Core	Percent	Average
Markets	Deposits	of Total	Coupon	Deposits	of Total	Coupon	Deposits	of Total	Coupon

Indianapolis	$259,835	10.8%	2.4%	$259,196	10.4%	2.1%	$278,785	12.7%	1.4%
Central and Western Michigan	231,666	9.7	3.4	238,742	9.6	2.6	221,917	10.1	1.7
Southern Indiana	630,060	26.3	2.8	674,923	27.1	2.1	671,342	30.5	1.3
Phoenix	179,502	7.5	3.4	190,428	7.6	2.4	155,475	7.1	1.6
Las Vegas	467,708	19.5	4.1	413,541	16.6	3.5	287,910	13.1	2.0
Other	631,268	26.2	3.5	713,233	28.7	3.3	582,242	26.5	2.1

Total	$2,400,039	100.0%	3.3%	$2,490,063	100.0%	2.7%	$2,197,671	100.0%	1.7%

Net Income

Commercial banking net income increased to $31 million during 2006 up 13%, compared to $27 million in 2005, and up 32% compared to 2004 net income of $23 million.

Net Interest Income

The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net interest income	$124,726	$110,758	$89,617
Average interest earning assets	3,028,527	2,914,352	2,392,049
Net interest margin	4.12%	3.80%	3.75%

Net interest income was $125 million, an increase of 13% over 2005, and an increase of 39% from 2004. The 2006 improvement in net interest income resulted primarily from an increase in our commercial banking loan portfolio as a result of growth and market expansion efforts. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2006 was 4.12%, compared to 3.80% in 2005, and 3.75% in 2004. The improvement in 2006 margin reflects the redeployment of excess liquidity in loan assets in 2006, as compared to intra-company securities investments made in 2005 and 2004.

Provision for Loan and Lease Losses

Provision for loan and lease losses was $5.7 million in 2006, compared to provisions of $5.3 million and $3.3 million in 2005 and 2004, respectively. The increased provision relates to portfolio growth and is aligned with our on-going expectations. See further discussion in “Credit Quality” section later in this document.

Noninterest Income

The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Service charges on deposit accounts	$4,307	$4,008	$5,071
Gain from sales of loans	2,328	2,943	2,947
Trust fees	1,971	1,964	1,902
Insurance commissions, fees and premiums	1,955	1,827	2,143
Brokerage fees	1,369	1,452	1,465
Loan servicing fees	1,523	1,473	1,374
Amortization of servicing assets	(1,140)	(1,306)	(1,559)
Recovery of servicing assets	—	248	582
Other	5,860	4,336	4,391

Total noninterest income	$18,173	$16,945	$18,316

Noninterest income during 2006 increased 7% over 2005 and decreased 1% over 2004. The 2006 increase was due primarily to higher gains on sales of other real estate owned (OREO) properties, higher service charges on deposit accounts and lower servicing asset amortization. The commercial banking line of business has a first mortgage servicing portfolio totaling $463 million, principally a result of mortgage loan production in its south-central Indiana markets. Servicing rights related to this portfolio are carried on the balance sheet at the lower of cost or market, estimated at December 31, 2006, to be $3.7 million.

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$53,111	$47,934	$40,422
Other expenses	35,821	29,128	25,028

Total operating expenses	$88,932	$77,062	$65,450

Efficiency ratio	62.2%	60.3%	60.6%
Number of employees at period end(1)	585	586	525

(1)	On a full time equivalent basis

Operating expenses during 2006 totaled $89 million, an increase of 15% over 2005, and an increase of 36% from 2004. The increase in operating expenses in 2006 is primarily related to increased compensation-related costs and higher personnel and premises and equipment costs due to our recent office expansions and additional support staff.

Balance Sheet

Total assets for the year ended December 31, 2006 averaged $3.1 billion compared to $3.0 billion in 2005 and $2.5 billion in 2004. Average earning assets for the year ended December 31, 2006 were $3.0 billion compared to $2.9 billion in 2005, and $2.4 billion in 2004. The most significant component of the increase was an increase in commercial loans as a result of the commercial bank’s continued growth and expansion efforts into new markets. Average core deposits for the year totaled $2.4 billion, a decrease of 6% over average core deposits in 2005, and an increase of 7% from 2004. The decrease in 2006 reflects increased price competition and our decision to significantly reduce a funding source which due to contractual changes would otherwise need to be deemed a brokered deposit, thus diminishing its value to us.

Credit Quality

The allowance for loan losses to total loans increased slightly to 0.93% at December 31, 2006, compared to 0.92% at December 31, 2005. Total nonperforming assets declined $8.5 million in 2006 versus 2005. Other real estate owned decreased $3.5 million compared to the 2005 balance. Nonperforming loans are not significantly concentrated in any industry category, although a greater than average amount of our nonperforming loans are located in our Michigan markets. While nonperforming assets have declined, we have seen a slight increase in charge-offs in 2006 compared to 2005. This increase in charge-offs is directionally consistent with the increase in allowance as a percent of total loans. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Nonperforming loans	$14,455	$19,483	$21,247
Other real estate owned	4,423	7,892	1,533

Total nonperforming assets	$18,878	$27,375	$22,780

Nonperforming assets to total assets	0.61%	0.87%	0.87%
Allowance for loan losses	$27,113	$24,670	$22,230
Allowance for loan losses to total loans	0.93%	0.92%	1.00%
For the Period Ended:
Provision for loan losses	$5,734	$5,286	$3,307
Net charge-offs	3,291	2,847	3,133
Net charge-offs to average loans	0.13%	0.12%	0.15%

The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	December 31,
Markets	2006	2005	2004

Indianapolis	0.24%	0.58%	0.10%
Central and Western Michigan	2.72	3.76	3.40
Southern Indiana	0.14	0.24	0.26
Phoenix	0.52	0.60	1.19
Las Vegas	0.00	0.00	0.00
Other	0.06	0.16	0.21

Total	0.65%	1.02%	1.02%

Commercial Finance

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$42,545	$33,683	$28,084	$22,766	$15,140
Provision for loan and lease losses	(6,701)	(6,211)	(6,798)	(11,308)	(8,481)
Noninterest income	8,018	7,437	6,275	5,868	4,397

Total net revenue	43,862	34,909	27,561	17,326	11,056
Operating expense	(23,955)	(22,224)	(18,782)	(15,072)	(12,122)

Income (loss) before taxes	19,907	12,685	8,779	2,254	(1,066)
Income taxes	(7,307)	(5,252)	(5,562)	(461)	513

Income (loss) before cumulative effect of change in accounting principle	12,600	7,433	3,217	1,793	(553)
Cumulative effect of change in accounting principle	—	—	—	—	495

Net income (loss)	$12,600	$7,433	$3,217	$1,793	$(58)

Selected Balance Sheet Data at End of Period:
Total assets	$1,073,552	$831,657	$636,604	$474,915	$343,384
Loans and leases	1,056,406	817,208	625,140	463,423	345,844
Allowance for loan and lease losses	(13,525)	(10,756)	(9,624)	(11,445)	(7,657)
Shareholder’s equity	88,587	71,568	55,993	44,255	29,236
Selected Operating Data:
Net charge-offs	$3,678	$4,806	$8,235	$7,868	$5,401
Net interest margin	4.55%	4.80%	5.33%	5.63%	5.07%
Total funding of loans and leases	$595,319	$451,524	$366,545	$272,685	$207,087

Overview

We established this line of business in 1999. We offer commercial finance products and services through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct and indirect subsidiaries. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. In 2006, we expanded our product line to include professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.

Commercial Finance Strategy

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

Net Income

Commercial finance net income increased to $12.6 million during 2006, a 70% increase compared to net income of $7.4 million during 2005. In 2004, net income totaled $3.2 million. Results in 2006 reflect growth of $9 million in net interest income over 2005. Net interest income in 2006 increased 52% over 2004. Provision for loan and lease losses increased to $6.7 million in 2006, compared to provisions of $6.2 million and $6.8 million in 2005 and 2004, respectively. The 2006 earnings growth is attributable to higher net interest income due to portfolio growth.

Net Interest Income

The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net interest income	$42,545	$33,683	$28,084
Average interest earning assets	936,519	701,423	526,754
Net interest margin	4.55%	4.80%	5.33%

Net interest income was $43 million for 2006, an increase of 26% over 2005, and an increase of 52% from 2004. The improvement in net interest income resulted from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $1.1 billion at December 31, 2006, an increase of 29% and 69% over year-end 2005 and 2004 balances, respectively. This line of business originated $595 million in loans and leases during 2006, compared to $452 million during 2005 and $367 million in 2004.

Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2006 was 4.55%, compared to 4.80% in 2005, and 5.33% in 2004. The decreasing margin is due primarily to increasing cost of funds without offsetting increases in yields due to competitive pressures as well as a portfolio mix change to lower yield franchise finance loans away from small ticket leases.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $6.7 million in 2006 compared to $6.2 million in 2005 and $6.8 million in 2004. The increased provisioning levels in 2006 relate primarily to growth in our loan and lease portfolio.

Noninterest Income

The following table shows the components of noninterest income for our commercial finance line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Gain from sales of loans	$2,563	$2,642	$1,796
Derivative losses, net	(263)	(717)	(536)
Other	5,718	5,512	5,015

Total noninterest income	$8,018	$7,437	$6,275

Noninterest income during 2006 increased 8% over 2005 and 28% over 2004. Included in noninterest income were gains from sales of leases and whole loans that totaled $2.6 million in 2006 compared to $2.6 million in 2005 and $1.8 million in 2004. Also included in noninterest income during 2006, 2005 and 2004 was $0.3 million, $0.7 million and $0.5 million of interest rate derivative mark to market valuation losses in our Canadian operation related to managing interest rate risk exposure in our funding of that operation.

Operating Expenses

The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$21,597	$17,531	$14,333
Other	2,358	4,693	4,449

Total operating expenses	$23,955	$22,224	$18,782

Efficiency ratio	47.4%	54.0%	54.7%
Number of employees at period end(1)	202	184	162

(1)	On a full time equivalent basis

Operating expenses during 2006 totaled $24 million, an increase of 8% over 2005, and an increase of 28% from 2004. The increased operating expenses relate to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to the achievement of profitability.

Portfolio Characteristics

The following table provides yield and delinquency information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	December 31,
	2006	2005
	(Dollars in thousands)

Domestic franchise loans	$488,489	$336,939
Weighted average coupon	8.79%	8.39%
Delinquency ratio	0.16	0.37
Domestic leases	$253,274	$204,701
Weighted average coupon	10.32%	10.37%
Delinquency ratio	1.72	1.26
Canadian leases(1)	$314,644	$275,569
Weighted average coupon	9.13%	9.38%
Delinquency ratio	0.36	0.53

(1)	In U.S. dollars.

Credit Quality

The commercial finance line of business had nonperforming loans and leases at December 31, 2006 totaling $5.4 million, compared to non-performing loans and leases at December 31, 2005 and 2004 totaling $3.7 million and $3.9 million, respectively. Net charge-offs recorded by this line of business totaled $3.7 million in 2006 compared to $4.8 million in 2005 and $8.2 million in 2004. We expect net charge-offs to increase as portfolio matures.

Allowance for loan and lease losses at December 31, 2006 totaled $13.5 million, representing 1.28% of loans and leases, compared to a balance at December 31, 2005 of $10.8 million, representing 1.32% of loans and leases and a balance of $9.6 million or 1.54% of the portfolio at December 31, 2004. The decrease in allowance as a percent of loans is directionally consistent with the decrease in charge-offs as indicated below.

The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Nonperforming loans	$5,374	$3,700	$3,936
Allowance for loan losses	13,525	10,756	9,624
Allowance for loan losses to total loans	1.28%	1.32%	1.54%
For the Period Ended:
Provision for loan losses	$6,701	$6,211	$6,798
Net charge-offs	3,678	4,806	8,235
Net charge-offs to average loans	0.40%	0.69%	2.67%

Home Equity Lending

The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$96,068	$88,290	$98,983	$106,545	$94,068
Provision for loan and lease losses	(22,659)	(15,811)	(4,369)	(29,575)	(25,596)
Noninterest income	15,186	33,667	67,847	(19,525)	11,791

Total net revenues	88,595	106,146	162,461	57,445	80,263
Operating expenses	(85,967)	(102,339)	(114,779)	(90,538)	(78,588)

Income (loss) before taxes	2,628	3,807	47,682	(33,093)	1,675
Income taxes	(1,090)	(1,555)	(19,615)	13,203	(670)

Net income (loss)	$1,538	$2,252	$28,067	$(19,890)	$1,005

Selected Balance Sheet Data:
Total assets	$1,617,219	$1,602,400	$992,979	$1,070,634	$939,494
Home equity loans and lines of credit(1)	1,280,497	980,406	590,175	692,637	626,355
Allowance for loan losses	(33,614)	(23,552)	(11,330)	(29,251)	(21,689)
Home equity loans held for sale	236,636	513,231	227,740	202,627	75,540
Residual interests	2,760	15,580	51,542	70,519	157,065
Mortgage servicing assets	28,231	30,502	44,000	28,425	26,444
Short-term borrowings	446,163	920,636	359,902	368,640	201,328
Collateralized debt	948,939	452,615	352,625	460,535	391,425
Shareholder’s equity	155,791	151,677	136,260	128,555	155,831
Selected Operating Data:
Loan volume:
Lines of credit	$150,306	$436,451	$508,287	$324,094	$443,323
Loans	853,527	1,255,185	934,027	809,222	623,903
Total managed portfolio balance	1,708,975	1,593,509	1,147,137	1,513,289	1,830,339
Delinquency ratio(2)	3.2%	3.0%	4.8%	5.9%	6.0%
Total managed portfolio balance Including credit risk sold	2,853,726	3,058,842	2,807,367	2,568,356	2,502,685
Weighted average coupon rate:
Lines of credit	11.13%	10.17%	9.18%	9.71%	10.79%
Loans	10.75	10.18	11.87	12.07	13.50
(Loss) gain on sale of loans to loans sold	(0.39)	2.39	2.24	3.81	4.70
Net home equity charge-offs to average managed portfolio	1.00	0.60	2.48	4.37	2.87

(1)	Includes $1.1 billion, $0.5 billion, $0.4 billion, $0.5 billion and $0.4 billion of loans at December 31, 2006, 2005, 2004, 2003, and 2002, respectively, that collateralize securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

Overview

Our home equity lending line of business originates, purchases, sells, and services a variety of mortgage loans nationwide. We offer mortgage products through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and a direct subsidiary. We market our mortgage loans (generally using second mortgage liens, but also including first mortgage liens) principally through brokers and correspondents, but also through the Internet. We seek to serve creditworthy homeowners who are active credit users.

Strategy

We offer mortgage loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value to borrowers we believe have prime credit-quality. Mortgage loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. Generally we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

Production and Portfolio Characteristics

For the year ended December 31, 2006, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 35% of our loan originations and 47% of our managed portfolio for this line of business. HLTVs constituted 46% of our managed portfolio at December 31, 2005. Approximately 67%, or $1.1 billion, of our home equity managed portfolio at December 31, 2006 was originated with early repayment provisions.

The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2006 and 2005:

	December 31,			December 31,
	2006			2005
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)

Home Equity Portfolio
Loans ≤ 100% CLTV	$536,387	31.39%	9.10%	$494,462	31.03%	7.90%
Lines of credit ≤ 100% CLTV	319,415	18.69	9.96	327,164	20.53	8.77
First mortgages ≤ 100% CLTV	44,727	2.62	7.37	36,377	2.28	7.10

Total ≤ 100% CLTV	900,529	52.70	9.32	858,003	53.84	8.20
Loans > 100% CLTV	677,119	39.62	12.36	582,536	36.56	12.31
Lines of credit > 100% CLTV	101,683	5.95	14.55	142,315	8.93	13.10
First mortgages > 100% CLTV	22,916	1.34	8.48	—	—	—

Total > 100% CLTV	801,718	46.91	12.53	724,851	45.49	12.47
Other	6,728	0.39	15.03	10,655	0.67	14.03

Total managed portfolio(1)	$1,708,975	100.00%	10.85%	$1,593,509	100.00%	10.18%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.7 billion) that we service and on which we carry credit risk. At December 31, 2006, we also serviced another $1.1 billion of loans for which the credit risk is held by others.

The following table shows the composition of our loan volume by categories for the periods indicated:

	Year Ended December 31,
Product	2006	2005
	(Funding amount in thousands)

First mortgage loans
Funding Amount	$76,499	$108,929
Weighted Average Disposable Income	4,944	5,755
Weighted Average FICO score	689	689
Weighted Average Coupon	8.24%	6.94%

First mortgage loans up to 110%
Funding Amount	$23,163	$—
Weighted Average Disposable Income	5,886	—
Weighted Average FICO score	707	—
Weighted Average Coupon	8.50%	—

Home equity loans up to 100% CLTV
Funding Amount	$440,207	$634,031
Weighted Average Disposable Income	6,238	5,196
Weighted Average FICO score	703	722
Weighted Average Coupon	10.87%	7.45%

Home equity loans up to 125% CLTV
Funding Amount	$313,658	$512,224
Weighted Average Disposable Income	4,382	4,278
Weighted Average FICO score	698	689
Weighted Average Coupon	12.55%	11.86%

Home equity lines of credit up to 100% CLTV
Funding Amount	$134,574	$391,275
Weighted Average Disposable Income	6,272	6,151
Weighted Average FICO score	693	701
Weighted Average Coupon	9.67%	7.58%

Home equity lines of credit up to 125% CLTV
Funding Amount	$15,732	$45,176
Weighted Average Disposable Income	4,988	4,517
Weighted Average FICO score	690	698
Weighted Average Coupon	15.08%	11.93%

All Products
Funding Amount	$1,003,833	$1,691,636
Weighted Average Disposable Income	5,389	5,117
Weighted Average FICO score	699	704
Weighted Average Coupon	11.04%	8.90%

The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2006 and December 31, 2005:

	December 31,
State	2006	2005

California	10.2%	11.4%
Michigan	7.8	8.5
Florida	7.8	6.9
Colorado	7.0	6.2
Ohio	6.2	5.8
All other states	61.0	61.2

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,708,975	$1,593,509

The following table shows the geographic composition of our home equity loan originations on a percentage basis for the periods indicated:

	December 31,
State	2006	2005

Florida	14.0%	8.2%
California	8.3	15.2
Colorado	6.5	5.5
Arizona	5.9	5.6
Ohio	5.1	4.1
All other states	60.2	61.4

Total	100.0%	100.0%

Net Income

Our home equity lending business recorded net income of $1.5 million during the year ended December 31, 2006, compared to net income of $2.3 million in 2005 and $28.1 million in 2004.

Net Revenue

Net revenue in 2006 totaled $89 million, compared to net revenue in 2005 and 2004 of $106 million and $162 million, respectively. The decline in net revenues is primarily a result of lower gains from loans sales and higher provision for loan losses.

Our home equity lending business produced $1.0 billion of home equity loans in 2006 compared to $1.7 billion in 2005 and $1.4 billion in 2004. The decline in loan production in 2006 is a result of lower acquisitions and retail originations. During 2006, we restructured our retail channel due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. The table below shows our originations by channel for the periods shown. “Other” principally includes loans originated in a co-marketing alliance with the segment’s now discontinued mortgage affiliate.

	Year ended December 31,
	2006	2005

Total originations	$1,003,833	$1,691,636
Percent correspondent	27%	17%
Percent retail loans	16	40
Percent brokered	32	23
Percent other	25	20

Our home equity lending business had $1.5 billion of loans and loans held for sale at December 31, 2006, unchanged from December 31, 2005, and $0.8 billion at the same date in 2004. Included in the loan balance at December 31, 2006, 2005, and 2004 were $1.1 billion, $0.5 billion, and $0.4 billion of loans that collateralized secured financings.

The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net interest income	$96,068	$88,290	$98,983
Provision for loan losses	(22,659)	(15,811)	(4,369)
Gain (loss) on sales of loans	(2,386)	17,849	29,180
Loan servicing fees	31,322	38,206	29,774
Amortization of servicing assets	(19,887)	(29,708)	(19,863)
Recovery of servicing assets	647	643	1,148
Trading gains	1,005	2,399	25,176
Derivative gains	3,136	1,367	1,518
Other income	1,349	2,911	914

Total net revenue	$88,595	$106,146	$162,461

Net interest income increased to $96 million for the year ended December 31, 2006, compared to 2005 net interest income of $88 million, and $99 million in 2004. The increase in the net interest income in 2006 is primarily due to growth in our average loans and loans held for sale portfolios.

Provision for loan losses increased to $23 million in 2006 compared to $16 million in 2005 and $4 million in 2004. The increased provision in 2006 relates to portfolio growth, product seasoning, changes in product mix and an increase in delinquencies.

We completed whole loan sales and a “gain on sale” securitization during 2006 totaling $0.6 billion resulting in a loss on sale of loans of $2 million, compared to $18 million in gain on the sales of $0.7 billion of loans during 2005. The gain (loss) on sales of loans relative to the principal balance of loans sold decreased during 2006 compared to 2005 due in part to a loss on the securitization and lower margins on whole loan sales. In addition, net charge-offs on our loans held for sale portfolio reduced the gain on sale during 2006. Whole loan sales are cash sales for which we receive a premium, periodically record a servicing asset, recognize any points and fees, and recognize any previously capitalized expenses relating to the sold loans at the time of sale.

Loan servicing fees totaled $31 million in 2006 compared to $38 million in 2005 and $30 million in 2004. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $1.6 billion and $2.0 billion at December 31, 2006 and 2005, respectively. The decrease in loan servicing fees in 2006 relates to the reduced prepayment fees collected and the smaller servicing portfolio.

Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing assets using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2006, net servicing assets totaled $28 million, compared to a balance of $31 million at December 31, 2005, and $44 million at December 31, 2004. Servicing asset amortization expense, net of impairment, totaled $19 million during 2006, compared to $29 million in 2005, and $19 million in 2004. The 2006 amortization decrease is a result of the decline in the size of the underlying servicing portfolio and slower prepayment speeds.

As part of certain whole loan sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At December 31, 2006, we were receiving incentive fees (included in loan servicing fees above) for four transactions that met these performance metrics. During 2006, we collected $9.1 million in cash from these ISFs, compared to $2.3 million during 2005 and $0.9 million in 2004.

Trading gains (losses) represent unrealized gains (losses) as a result of adjustments to the carrying values of our residual interests. Trading gains totaled $1.0 million in 2006 compared to gains of $2.4 million in 2005 and gains of $25.2 million in 2004. Residual interests had a balance of $3 million at December 31, 2006 and $16 million at December 31, 2005, compared to $52 million at the same date in 2004. The decrease in residual interest balance since 2004 primarily reflects clean-up calls of these assets over the past two years.

We originate fixed rate loans that change in value as interest rates move. To limit the net effect of such price movements, we enter into derivative contracts. These contracts resulted in a $3.1 million gain in 2006. This compares to derivative gains of $1.4 million and $1.5 million in 2005 and 2004, respectively. The 2006 increase in derivative gains relates to increased derivative notional amounts and interest rate market changes.

Operating Expenses

The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Salaries and employee benefits	$51,335	$64,432	$75,649
Other	34,632	37,907	39,130

Total operating expenses	$85,967	$102,339	$114,779

Number of employees at period end(1)	492	615	642

(1)	On a full time equivalent basis.

Operating expenses were $86 million for the year ended December 31, 2006, down from $102 million in 2005, and a decrease of 25% from 2004. These expenses declined in 2006 as a result of the down-sizing of the direct to consumer channel. Included in the 2006 operating expenses is a charge of $6 million related to our restructuring of the retail channel as previously discussed.

Home Equity Servicing

Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.9 billion at December 31, 2006 compared to $3.1 billion at December 31, 2005. For whole loans sold with servicing retained totaling $0.7 billion and $1.1 billion at December 31, 2006 and 2005, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at December 31, 2006 was $28 million, down from $31 million at December 31, 2005 reflecting amortization in excess of new mortgage servicing rights additions.

Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories at December 31, 2006: $1.5 billion of loans originated and held on balance sheet either as loans held for investment or loans held for sale, and $0.2 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.

Included below in the category ‘‘Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.6 billion and $1.0 billion of loans at December 31, 2006 and 2005, respectively, for which we have the opportunity to earn an incentive servicing fee as was described above in the section on Net Revenues. While the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, we do not have direct credit risk in these pools.

The following table sets forth certain information for these portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	December 31,
	2006	2005
	(Dollars in thousands)

Managed Portfolio
Total Loans	$1,708,975	$1,593,509
30 days past due	3.16%	3.04%
90 days past due	1.19	1.10
Net Chargeoff Rate	1.00	0.60
Unsold Loans
Total Loans(1)	$1,515,881	$1,480,224
30 days past due	3.54%	2.23%
90 days past due	1.32	0.86
Net Chargeoff Rate	1.07	0.31
Loan Loss Reserve	$33,614	$23,552
Owned Residual
Total Loans	$193,094	$113,286
30 days past due	0.20%	13.60%
90 days past due	0.18	4.32
Net Chargeoff Rate	0.42	2.14
Residual Undiscounted Losses	$430	$930
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$627,838	$972,775
30 days past due	5.40%	4.30%
90 days past due	2.30	1.74

(1)	Excludes deferred fees and costs.

Mortgage Banking — (discontinued operations)

We have exited this segment and, therefore, have presented this segment as discontinued operations for all periods presented.

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net revenues	$37,982	$98,643	$237,418
Other expense	(97,488)	(127,516)	(203,457)

(Loss) gain before income taxes	(59,506)	(28,873)	33,961
Income taxes	23,832	11,613	(14,240)

Net (loss) income from discontinued operations	$(35,674)	$(17,260)	$19,721

	December 31,
	2006	2005
	(Dollars in thousands)

Loans, net of allowance and loans held for sale	$48,555	$800,325
Net servicing asset	385	261,309
Other assets	7,633	27,004

Assets held for sale	$56,573	$1,088,638

In 2006, we sold the mortgage banking line of business’ origination operation including the majority of this segment’s loans held for sale. Approximately $288 million of loans held for sale as well as certain other assets and liabilities were sold resulting in a loss of $9.2 million including disposition costs. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. Loans and loans held for sale totaling $49 million remain on our consolidated balance sheet and are classified as “assets held for sale” at December 31, 2006. These assets are carried at their fair value less costs to sell.

We also sold the majority of this segment’s capitalized mortgage servicing rights. Mortgage servicing rights with an underlying unpaid principal balance of $19 billion were sold to four unrelated parties resulting in a loss of $18 million, which is reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. The loss was partially offset by associated derivative gains of $11 million. As a result of these sales, we are carrying $166 million of receivables from these buyers at December 31, 2006. Mortgage servicing rights totaling $0.4 million remain on our consolidated balance sheet and are classified as “assets held for sale” at December 31, 2006. These assets are carried at fair value. We intend to sell these assets in 2007.

In addition to the losses discussed above, we also incurred losses of $8.4 million in connection with contract termination costs and severance benefits. These losses were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. At December 31, 2006, there were $5.4 million of accrued but unpaid expenses associated with our sale of the mortgage banking business.

In January 2007, we transferred certain assets associated with our servicing platform and placed the bulk of our remaining staff with New Century Financial. We have some staff continuing to work at Irwin Mortgage through the wind-down of our remaining assets, such as construction loans and repurchased loans.

In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.

Parent and Other

Results at the parent company and other businesses totaled a net loss of $7.6 million for the year ended December 31, 2006, compared to losses of $0.8 million during the same period in 2005 and $6.0 million in 2004. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. In 2006, expenses included approximately $2 million for an independent risk assessment discussed in more detail in the next section, “Risk Management.” Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2006, we allocated $14 million of these expenses to our subsidiaries, compared to $18 million and $14 million during 2005 and 2004, respectively. Also included in the 2006 loss at the parent were $1.9 million of write offs of debt issuance costs and a $1.2 million call premium associated with early calls of capital trust securities. In addition, included in 2006 parent company expenses were $1.2 million of stock option expense.

Each subsidiary pays taxes to us at the statutory rate. Subsidiaries also pay fees to us to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation. During 2005, we released $1.9 million in tax reserves at the parent company to align our tax liability to a level commensurate with our currently identified tax exposures. In 2006, we had a much smaller $0.6 million release in tax reserves.

Risk Management

We are engaged in businesses that involve the assumption of risks including:

•	Credit risk

•	Liquidity risk

•	Market risk (including interest rate and foreign exchange risk)

•	Operational risk

•	Compliance risk

The Board of Directors has primary responsibility for establishing the Corporation’s risk appetite and overseeing its risk management system. Primary responsibility for management of risks within the risk appetite set by the Board of Directors rests with the managers of our business units, who are responsible for establishing and maintaining internal control systems and procedures that are appropriate for their operations. To provide an independent assessment of line management’s risk mitigation procedures, we have established a centralized enterprise-wide risk management function. To maintain independence, this function is staffed with managers with substantial expertise and experience in various aspects of risk management who are not part of line management. They report to the Chief Risk Officer (CRO), who in turn reports to the Risk Management Committee of our Board of Directors. Our Internal Audit function independently audits both risk management activities in the lines of business and the work of the centralized enterprise-wide risk management function.

Given the on-going growth in the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around credit, market, liquidity, operational and compliance risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps which it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings and we expect additional increases in these costs in 2007.

Each line of business that assumes risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.

Our CEO, Executive Vice President, CFO, Senior Vice President, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Audit Committees. Our Chief Risk Officer, who reports directly to the Risk Management Committee, chairs the ERMC. In 2006, the ERMC reported to the Audit and Risk Management Committee of the Board of Directors. On January 1, 2007, the Board formed two committees, an Audit Committee and a separate Risk Management Committee in order to focus more independent oversight at the board level on the governance of the Corporation’s risk management system. To ensure coordination between the two committees, the Chair of each committee is a member of the other committee. Beginning in 2007, the ERMC will report to the newly-formed Risk Management Committee of the Board of Directors.

Each of our principal risks is managed directly at the line of business level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our credit, market, operational and compliance risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.

Credit Risk

The assumption of credit risk is a key source of our earnings. However, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Each of our segments has a Chief Credit Officer with expertise specific to the product line and manages credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a centralized function that reports directly to the head of Credit Risk Management who in turn reports to the Chief Risk Officer.

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

Net charge-offs for the year ended December 31, 2006 were $20 million, or 0.4% of average loans, compared to $11 million, or 0.3% of average loans during 2005. Net charge-offs in 2004 were $23 million or 0.7% of average loans. The increase in charge-offs is related to portfolio growth and product seasoning at our home equity lending business. At December 31, 2006, the allowance for loan and lease losses was 1.4% of outstanding loans and leases and 1.3% at year-end 2005 and 2004.

The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Loans and leases outstanding at end of period, net of unearned income	$5,238,193	$4,477,943	$3,440,689	$3,147,094	$2,798,006

Average loans and leases for the period, net of unearned income	$4,854,368	$3,875,394	$3,312,785	$3,151,325	$2,606,851

Allowance for possible loan and lease losses:
Balance beginning of period	$59,223	$43,441	$63,005	$50,320	$22,020
Charge-offs:
Commercial, financial and agricultural loans	3,503	2,976	3,262	4,263	3,666
Real estate mortgage loans	21,418	10,656	15,381	23,522	7,130
Consumer loans	328	723	351	765	800
Commercial Financing:
Franchise financing	481	870	88	146	19
Domestic leasing	2,709	2,190	6,581	6,026	5,139
Canadian leasing	2,371	2,786	2,517	2,590	1,476

Total charge-offs	30,810	20,201	28,180	37,312	18,230

Recoveries:
Commercial, financial and agricultural loans	576	767	318	77	435
Real estate mortgage loans	8,595	7,068	3,899	2,198	1,002
Consumer loans	154	85	169	248	252
Commercial Financing:
Franchise financing	35	25	—	—	—
Domestic leasing	923	583	626	448	523
Canadian leasing	925	432	323	449	658

Total recoveries	11,208	8,960	5,335	3,420	2,870

Net charge-offs	(19,602)	(11,241)	(22,845)	(33,892)	(15,360)
Reduction due to sale of loans	—	(403)	(627)	(234)	—
Reduction due to reclassification of loans	(246)	—	(10,808)	(690)	—
Foreign currency adjustment	(8)	119	243	582	17
Provision charged to expense	35,101	27,307	14,473	46,919	43,643

Balance end of period	$74,468	$59,223	$43,441	$63,005	$50,320

	At or For the Year Ended December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Allowance for possible loan and lease losses by category:
Commercial, financial and agricultural loans	$25,593	$19,927	$18,126	$20,571	$17,942
Real estate mortgage loans	33,840	23,553	11,330	30,165	22,534
Consumer loans	1,510	4,879	4,242	809	2,067
Commercial Financing:
Franchise financing	5,769	4,118	3,728	2,158	1,327
Domestic leasing	4,326	3,144	2,926	6,285	4,626
Canadian leasing	3,430	3,602	3,089	3,017	1,824

Totals	$74,468	$59,223	$43,441	$63,005	$50,320

Percent of loans and leases to total loans and leases by category:
Commercial, financial and agricultural loans	43%	53%	49%	47%	48%
Real estate mortgage loans	36	28	32	37	39
Consumer loans	1	1	1	1	1
Commercial Financing:
Franchise financing	9	7	7	5	3
Domestic leasing	5	5	4	4	5
Canadian leasing	6	6	7	6	4
Ratios:
Net charge-offs to average loans and leases(1)	0.4%	0.3%	0.7%	1.1%	0.7%
Allowance for possible loan losses to loans and leases outstanding	1.4%	1.3%	1.3%	2.0%	1.8%

Total nonperforming loans and leases at December 31, 2006, were $38 million, compared to $37 million at December 31, 2005, and $34 million at December 31, 2004. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2006 were 0.7%, compared to 0.8% at December 31, 2005, and 1.0% in 2004. The 2006 increase in dollars occurred at the home equity lending line of business, where nonperforming loans increased from $13 million at December 31, 2005 to $16 million at December 31, 2006, and at the commercial finance line of business. Nonperforming loan and leases at the commercial banking line of business decreased year over year.

Other real estate owned totaled $15.2 million at December 31, 2006, unchanged from 2005 and up from $9.4 million at the same date in 2004. Total nonperforming assets at December 31, 2006 were $58 million, or 0.9% of total assets. Nonperforming assets at December 31, 2005, totaled $54 million, or 0.8% of total assets, compared to $45 million, or 0.9%, in 2004.

The following table shows information about our nonperforming assets at the dates shown:

	December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)

Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$—	$—	$—	$4,172	$30
Real estate mortgages	—	—	—	—	—
Consumer loans	73	455	645	226	688
Commercial financing:
Franchise financing	—	—	—	151	43
Domestic leasing	83	73	—	8	177
Canadian leasing	236	71	12	70	143

	392	599	657	4,627	1,081

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	13,296	17,693	20,394	20,447	13,798
Real estate mortgages	18,125	14,237	8,510	14,663	11,308
Consumer loans	696	1,335	208	769	454
Commercial financing:
Franchise financing	791	720	1,193	552	—
Domestic leasing	2,495	1,383	1,029	1,364	3,415
Canadian leasing	1,768	1,452	1,702	1,943	1,077

	37,171	36,820	33,036	39,738	30,052

Total nonperforming loans and leases	37,563	37,419	33,693	44,365	31,133

Nonperforming Loans held for Sale not guaranteed	5,564	965	2,066	1,695	1,201
Other real estate owned	15,170	15,226	9,427	6,431	5,272

Total nonperforming assets	$58,297	$53,610	$45,186	$52,491	$37,606

Nonperforming loans and leases to total loans and leases	0.7%	0.8%	1.0%	1.4%	1.1%

Nonperforming assets to total assets	0.9%	0.8%	0.9%	1.1%	0.8%

For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

The $58 million of nonperforming assets at December 31, 2006, were concentrated at our lines of business as follows:

	December 31,	December 31,
	2006	2005
	(In millions)

• Commercial banking	$19	$27
• Commercial finance	5	4
• Home equity lending	23	17
• Mortgage banking	11	6

Interest income of approximately $3.2 million would have been recorded during 2006 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2006 on nonaccrual and restructured loans was approximately $1.4 million.

Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Loans are charged-off upon evidence of expected loss or 180 days past due, whichever occurs first.

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

The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2006, the ratio of loans (which excludes loans held for sale) to total deposits was 135%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elected to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 111%.

As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2006, the aggregate contractual obligations are:

	Payments Due by Period
		One Year	Over One to	Over Three to	After
	Total	or Less	Three Years	Five Years	Five Years
	(Dollars in thousands)

Deposits with contractual maturity	$1,323,477	$1,013,910	$229,499	$69,283	$10,785
Deposits without a stated maturity	2,228,039	2,228,039	—	—	—
Short-term borrowings	602,443	376,609	89,160	88,765	47,909
Collateralized debt	1,174,021	401,891	424,525	216,383	131,222
Other long-term debt	233,889	35,581	51,554	101,290	45,464
Operating leases	50,283	10,968	18,005	13,841	7,469

Total	$5,612,152	$4,066,998	$812,743	$489,562	$242,849

The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, the home equity lending line of business funds a high percentage of their loan production via whole loan sales and/or asset securitization. It is, therefore, important to note that loan sales/securitizations that occur frequently in our home equity lending businesses have proven reliable and are an important element in our liquidity management. That reliability notwithstanding, we have policies and procedures in place for contingency liquidity actions should these secondary markets be closed for short periods of time. Our contingency planning simulations suggest that secondary market disruptions lasting more than several weeks would, however, cause us in most scenarios to need to curtail loan production until those markets could recover and are once again fully functioning.

Included in our long-term debt in the above table is subordinated debt of $204 million that matures from 2031 to 2037; however, we may redeem the debentures at any time after five years from the date of issuance. These debentures are included in the maturity categories in the table above based on the date of earliest redemption.

Since 2002, home equity loan securitizations have generally been retained on-balance sheet. As a result, both the securitized assets and the funding from these “on balance sheet” securitizations are now reflected on the balance sheet. From a liquidity perspective, the securitizations provide matched-term funding for the life of the loans making up the securitizations unless we choose to utilize a “clean-up” call provision to terminate the securitization funding early. A “clean-up call” typically is optional at the master servicer’s discretion. It can typically be made once outstanding loan balances in the securitization fall below 10% of the original loan balance in the securitization. Bond principal payments are dependent upon principal collections on the underlying loans. Prepayment speeds can affect the timing and amount of loan principal payments.

Our deposits consist of three primary types: non-maturity transaction account deposits, public funds, and certificates of deposit (CDs). Until our recent sale of mortgage servicing rights, our mortgage escrow deposits were an important source of funding. This funding source has now been replaced with other core and wholesale funding sources. Core deposits exclude jumbo CDs, brokered CDs, and public funds. Core deposits totaled $2.4 billion at December 31, 2006 compared to $2.5 billion at December 31, 2005.

Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At December 31, 2006, these deposit types totaled $1.7 billion, a decrease of $0.4 billion from December 31, 2005. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.

CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.5 billion at December 31, 2006, an increase of $0.1 billion from December 31, 2005. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.5 billion at December 31, 2006, and had an average remaining life of 17 months as compared to $0.6 billion outstanding with a 13 month average remaining life at December 31, 2005.

Escrow account deposits are related to the servicing of our first mortgage loans. At December 31, 2006 these escrow balances totaled $0.3 billion, compared to $0.4 billion at December 31, 2005. As mentioned earlier in this report, we sold the majority of our mortgage servicing rights in the third quarter and transferred the servicing and related escrows in early January 2007. These fundings were replaced with deposits and wholesale liability sources.

Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2006, FHLBI borrowings outstanding totaled $0.4 billion, a $0.2 billion decrease from December 31, 2005. We had sufficient collateral pledged to FHLBI at December 31, 2006 to borrow an additional $0.3 billion, if needed.

In addition to borrowings from the FHLBI, we use other lines of credit as needed. At December 31, 2006, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Warehouse lines of credit to fund primarily home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Lines of credit with correspondent banks, including fed funds lines: $31 million outstanding out of $225 million available but not committed

•	Lines of credit with non-correspondent banks: $200 million outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $218 million outstanding on $335 million of borrowing facilities

Market Risk (including Interest Rate and Foreign Exchange Risk)

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

Our discontinued mortgage banking segment held a material amount of mortgage servicing rights (MSRs) as part of its strategy and operations. Going forward with the sale of the mortgage segment, we do not expect ownership or the related hedging of remaining MSRs to be a material item. Our commercial banking and home equity lines of business all assume interest rate risk by holding MSRs (approximately $32 million at year end 2006). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We intend to adopt SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity segment second lien mortgages during the first quarter of 2007. This adoption will require full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.

The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2006. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2006, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the year-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at year end.

The tables that follow should be used with caution.

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The information in the tables below both as of December 31, 2006 and 2005 exclude the interest rate sensitivity of our first mortgage subsidiary due to our recent sale of substantially all its interest-sensitive assets and its status as a discontinued operation. Note that these tables only include the market values and sensitivities of interest-sensitive assets and liabilities.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/−2%” and “+/−1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.

Economic Value Change Method

	Present Value at December 31, 2006
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets	$5,574,807	$5,505,787	$5,431,769	$5,355,326	$5,279,017
Loans held for sale	243,288	240,781	237,859	233,649	228,501
Mortgage servicing rights	29,029	33,136	37,370	41,826	44,971
Residual interests	9,944	10,104	10,320	10,177	10,337
Interest sensitive financial derivatives	(8,062)	(4,146)	(42)	3,801	8,328

Total interest sensitive assets	5,849,006	5,785,662	5,717,276	5,644,779	5,571,154
Interest Sensitive Liabilities
Deposits	(3,487,828)	(3,464,471)	(3,441,892)	(3,414,930)	(3,385,762)
Short-term borrowings(1)	(856,749)	(839,682)	(824,775)	(811,195)	(798,805)
Long-term debt	(1,197,526)	(1,187,806)	(1,173,118)	(1,158,418)	(1,146,220)

Total interest sensitive liabilities	(5,542,103)	(5,491,959)	(5,439,785)	(5,384,543)	(5,330,787)
Net market value as of December 31, 2006	$306,903	$293,703	$277,491	$260,236	$240,367

Change from current	$29,412	$16,212	$—	$(17,255)	$(37,124)

Net market value as of December 31, 2005	$409,652	$414,090	$400,317	$377,687	$353,231

Potential change	$9,335	$13,773	$—	$(22,630)	$(47,086)

(1)	Includes certain debt which is categorized as “collateralized debt” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2006
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	237,510	237,510	237,510	233,300	228,152
Mortgage servicing rights	25,306	29,518	31,949	32,381	32,383
Residual interests	9,944	10,104	10,320	10,177	10,337
Interest sensitive financial derivatives	(8,062)	(4,146)	(42)	3,801	8,328

Total interest sensitive assets	264,698	272,986	279,737	279,659	279,200
Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—
Net market value as of December 31, 2006	$264,698	$272,986	$279,737	$279,659	$279,200

Potential change	$(15,039)	$(6,751)	$—	$(78)	$(537)

Net market value as of December 31, 2005	$547,531	$556,247	$564,387	$560,897	$555,312

Potential change	$(16,856)	$(8,140)	$—	$(3,490)	$(9,075)

(1)	Value does not change in GAAP presentation.

Off-Balance Sheet Instruments

In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. We follow the same credit policies in making commitments and contractual obligations as we do for our on-balance sheet instruments. See footnote 18 of the Financial Statements for further discussion related to guarantees.

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2006 and December 31, 2005, respectively, were $1.0 billion and $1.1 billion. We had $25 million and $20 million in irrevocable standby letters of credit outstanding at December 31, 2006 and December 31, 2005, respectively.

Derivative Financial Instruments

Financial derivatives are used as part of the overall asset/liability risk management process. We use financial derivative instruments to reduce exposures to market risks associated with interest rate fluctuations as well as changes in foreign exchange rates. We use certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. These derivatives are classified as other assets and other liabilities and marked to market on the statements of income. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk. For detail of our derivative activities, see Footnote 17 of our Consolidated Financial Statements.

Operational and Compliance Risk.

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

Compliance risk is the risk of loss resulting from failure to comply with laws and regulations. While Irwin Financial is exposed to a variety of compliance risks, the two most significant arise from our consumer lending activities and our status as a public company.

Our Board of Directors has ultimate accountability for the level of operational and compliance risk we assume. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established (and continue to improve) a control environment that encourages a high degree of awareness of the need to alert senior management and the Board of potential control issues on a timely basis.

The Board has directed that primary responsibility for the management of operational and compliance risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. Our enterprise-wide risk management function provides an independent assessment of line management’s operational risk mitigation procedures. This function, which is managed in conjunction with enterprise-wide oversight of compliance, reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Management Committee of our Board of Directors. We have developed risk and control summaries for our key business processes. Line of business and corporate-level managers use these summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the Boards of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act.

Given the on-going growth of the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems, including operational and compliance risk management processes. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps which it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings and we expect additional increases in these costs in 2007.

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

We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. As an Indiana state chartered bank, our subsidiary, Irwin Union Bank and Trust, including its subsidiaries, is subject to examination by the Indiana Department of Financial Institutions and is also subject to examination, due to its membership in the Federal Reserve System, by the Federal Reserve. As a federal savings bank, our subsidiary Irwin Union Bank, F.S.B. is subject to examination by the Office of Thrift Supervision. The regulation, supervision and examinations of our enterprise occur at the local, state and federal levels and involve, but are not limited to, minimum capital requirements, consumer protection, community reinvestment, and deposit insurance.

Our subsidiary, Irwin Union Bank and Trust, has entered into a memorandum of understanding, which is considered an informal agreement, with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of Irwin Union Bank and Trust and its subsidiaries, and to provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, commencing June 1, 2007. We have developed plans we believe will thoroughly address the issues raised by the Federal Reserve Bank of Chicago, but if we are unsuccessful in implementing our plans, we could experience additional regulatory action.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are reported in the Market Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 64 through 67.

Item 8.	Financial Statements and Supplementary Data

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

As of December 31, 2006, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that internal control over financial reporting as of December 31, 2006 was effective.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our financial statements, as stated in their report which follows.

Management also recognizes its responsibility for fostering a strong ethical climate so that our affairs are conducted according to the highest standards of personal and corporate conduct. This responsibility is articulated in our Guiding Philosophy, a condensed version of which has been published in our annual report since 1995 and more recently posted on our corporate web site. Employees at all levels of the Corporation are trained in our Guiding Philosophy. This responsibility is also reflected in our Code of Conduct. The Code of Conduct addresses, among other things, the necessity of ensuring open communication within Irwin Financial; potential conflicts of interest; compliance with all domestic and foreign laws, including those related to financial disclosures; and confidentiality of proprietary information. We maintain a systematic program to assess compliance with these policies.

/s/ William I. Miller William I. Miller	/s/ Gregory F. Ehlinger Gregory F. Ehlinger
Chairman and	Senior Vice President and
Chief Executive Officer	Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited the accompanying consolidated balance sheet of Irwin Financial Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irwin Financial Corporation and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, during 2006 the Company changed its method of accounting for the recognition of share-based compensation expense and the recognition of the funded status of its defined benefit pension and postretirement plans.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Irwin Financial Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Irwin Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Irwin Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Irwin Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Irwin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Irwin Financial Corporation as of December 31, 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the year then ended and our report dated March 5, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Chicago, Illinois
March 5, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Irwin Financial Corporation:

In our opinion, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2005 present fairly, in all material respects, the financial position of Irwin Financial Corporation and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PricewaterhouseCoopers LLP

New York, New York
March 3, 2006, except for the effects of
discontinued operations discussed
in Note 2 to the consolidated
financial statements, as to which
the date is February 27, 2007

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2006	2005
	(Dollars in thousands)

Assets:
Cash and cash equivalents — Notes 1 and 4	$145,765	$155,417
Interest-bearing deposits with financial institutions	53,106	44,430
Residual interests — Note 5	10,320	22,116
Investment securities- held-to-maturity (Fair value: $17,893 and $17,031 at December 31, 2006 and 2005) — Note 6	18,066	17,046
Investment securities- available-for-sale — Note 6	110,364	100,296
Loans held for sale	237,510	513,554
Loans and leases, net of unearned income — Note 7	5,238,193	4,477,943
Less: Allowance for loan and lease losses — Note 8	(74,468)	(59,223)

	5,163,725	4,418,720
Servicing assets — Note 9	31,949	34,445
Accounts receivable — Note 2	208,585	111,633
Accrued interest receivable	26,470	23,936
Premises and equipment — Note 10	36,211	29,721
Other assets	139,314	86,572
Assets held for sale — Note 2	56,573	1,088,638

Total assets	$6,237,958	$6,646,524

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$687,626	$754,778
Interest-bearing	1,756,109	1,921,369
Certificates of deposit over $100,000	1,107,781	1,222,846

	3,551,516	3,898,993
Short-term borrowings — Note 12	602,443	997,444
Collateralized debt — Note 13	1,173,012	668,984
Other long-term debt — Note 14	233,889	270,160
Other liabilities	146,596	210,773
Liabilities held for sale — Note 2	—	87,836

Total liabilities	5,707,456	6,134,190

Commitments and contingencies — Notes 15, 16, 17 and 18
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Non cumulative perpetual preferred stock, no par value — 15,000 shares authorized and issued	14,518	—
Common stock, no par value — authorized 40,000,000 shares; issued 29,879,773 shares and 29,612,080 as of December 31, 2006 and 2005; 143,543 and 993,643 shares in treasury as of December 31, 2006 and 2005	116,192	112,000
Additional paid-in capital	1,583	—
Deferred compensation	—	(759)
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of $4,813 and liability of $71 as of December 31, 2006 and 2005	(4,364)	3,448
Retained earnings	405,835	418,784

	533,764	533,473
Less treasury stock, at cost	(3,262)	(21,139)

Total shareholders’ equity	530,502	512,334

Total liabilities and shareholders’ equity	$6,237,958	$6,646,524

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except per share)

Interest income:
Loans and leases	$435,952	$312,034	$245,615
Loans held for sale	34,372	43,540	30,759
Residual interests	1,536	6,948	12,509
Investment securities	8,741	7,629	5,330
Federal funds sold	1,527	387	173

Total interest income	482,128	370,538	294,386

Interest expense:
Deposits	132,221	83,861	44,487
Short-term borrowings	19,482	9,521	3,765
Collateralized debt	53,720	25,587	15,259
Other long-term debt	19,266	20,102	17,861

Total interest expense	224,689	139,071	81,372

Net interest income	257,439	231,467	213,014
Provision for loan and lease losses — Note 8	35,101	27,307	14,473

Net interest income after provision for loan and lease losses	222,338	204,160	198,541
Other income:
Loan servicing fees	32,844	39,678	32,057
Amortization of servicing assets — Note 9	(21,027)	(31,014)	(21,422)
Recovery of servicing assets — Note 9	646	891	1,729

Net loan administration income	12,463	9,555	12,364
Gain from sales of loans	1,766	22,860	33,741
Trading gains	1,282	3,105	25,209
Derivative gains (losses), net	3,820	(2,100)	(2,247)
Other	25,290	23,301	16,386

	44,621	56,721	85,453
Other expense:
Salaries	107,864	110,463	117,034
Pension and other employee benefits	27,602	25,812	23,877
Office expense	9,130	8,587	7,694
Premises and equipment	22,748	21,286	21,290
Marketing and development	3,041	4,373	5,183
Professional fees	10,738	10,414	11,141
Other	29,565	23,104	17,559

	210,688	204,039	203,778

Income before income taxes from continuing operations	56,271	56,842	80,216
Provision for income taxes	18,870	20,595	31,492

Net income from continuing operations	37,401	36,247	48,724

(Loss) income from discontinued operations, net of $23,832 and $11,613 income tax benefit and $14,240 income tax expense, respectively — Note 2	(35,674)	(17,260)	19,721

Net income	$1,727	$18,987	$68,445

Earnings per share from continuing operations: — Note 22
Basic	$1.27	$1.27	$1.72

Diluted	$1.25	$1.26	$1.64

Earnings per share: — Note 22
Basic	$0.06	$0.67	$2.42

Diluted	$0.05	$0.66	$2.28

Dividends per share	$0.44	$0.40	$0.32

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income
				Unrealized	Unrealized	Defined		Additional
		Retained	Foreign	Gain/loss	Gain/loss	Benefit	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Plans	Compensation	Capital	Stock	Stock	Stock
	(Dollars in thousands)

Balance at January 1, 2004	$432,260	$352,647	$805	$(24)	$(242)	$(357)	$(504)	$1,264	$112,000	$—	$(33,329)
Net income	68,445	68,445
Unrealized gain on investment securities net of $68 tax liability	84			84
Unrealized gain on interest rate cap	242				242
Foreign currency adjustment	1,843		1,843
Minimum SERP liability net of $69 tax liability	103					103

Other comprehensive income	2,272

Total comprehensive income	70,717
Deferred compensation	(156)						(156)
Cash dividends	(9,065)	(9,065)
Tax benefit on stock option exercises	1,044							1,044
Treasury stock:
Purchase of 12,718 shares	(407)										(407)
Sales of 330,812 shares	6,792							(1,925)			8,717

Balance at December 31, 2004	$501,185	$412,027	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$—	$(25,019)

Net income	18,987	18,987
Unrealized loss on investment securities net of $290 tax benefit	(433)			(433)
Unrealized gain on interest rate cap	754				754
Foreign currency adjustment	693		693
Minimum SERP liability net of $13 tax benefit	(20)					(20)

Other comprehensive income	994

Total comprehensive income	19,981
Deferred compensation	(99)						(99)
Cash dividends	(11,426)	(11,426)
Tax benefit on stock option exercises	617							617
Treasury stock:
Purchase of 51,056 shares	(1,201)										(1,201)
Sales of 217,097 shares	3,277	(804)						(1,000)			5,081

Balance at December 31, 2005	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$—	$(21,139)

Net income	1,727	1,727
Unrealized gain on investment securities net of $19 tax liability	29			29
Unrealized loss on interest rate swap	(784)				(784)
Foreign currency adjustment	(457)		(457)
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $61 tax liability	91					91

Other comprehensive income	(1,221)

Total comprehensive income	(606)
Adoption of FAS 158, net of $4,460 tax benefit — Note 1	(6,691)					(6,691)
Adoption of FAS 123R	—						759	50			(809)
Cash dividends	(13,110)	(13,110)
Tax benefit on stock option exercises	535							535
Stock option expense	1,742							1,742
Conversion of Trust Preferred shares to 1,013,938 shares of common stock	20,248	(1,058)							1,805		19,501
Sales of 15,000 shares of preferred stock	14,518									14,518
Sales of 177,181 shares of common stock	2,387								2,387
Treasury stock:
Purchase of 200,604 shares	(4,363)										(4,363)
Sales of 147,097 shares	2,296	(508)						(744)			3,548

Balance at December 31, 2006	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$—	$1,583	$116,192	$14,518	$(3,262)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Income from continuing operations	$37,401	$36,247	$48,724
(Loss) income from discontinued operations	(35,674)	(17,260)	19,721

Net income	1,727	18,987	68,445
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	10,141	11,602	8,987
Amortization and impairment of servicing assets	61,370	80,697	119,617
Provision for loan and lease losses	35,288	26,852	14,195
Deferred income tax	(109,018)	(23,789)	12,185
Loss (gain) on sale of mortgage servicing assets	17,961	(14,412)	(16,681)
Gain from sales of loans held for sale	(39,754)	(98,127)	(184,913)
Originations and purchases of loans held for sale	(7,237,809)	(12,883,903)	(14,780,501)
Proceeds from sales and repayments of loans held for sale	8,207,596	12,502,574	14,814,198
Proceeds from sale of mortgage servicing assets	267,094	79,724	52,844
Net decrease in residuals	13,332	33,986	15,390
Net (increase) decrease in accounts receivable	(96,952)	10,246	(60,086)
Other, net	(100,215)	4,315	(48,074)

Net cash provided (used) by operating activities	1,030,761	(251,248)	15,606

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	2,313	461	118,063
Available-for-sale	13,112	5,801	1,583
Purchase of investment securities:
Held-to-maturity	(4,114)	—	(98,395)
Available-for-sale	(23,197)	(3,599)	(36,791)
Net (increase) decrease in interest-bearing deposits	(1,976)	(3,985)	22,230
Net increase in loans, excluding sales	(820,664)	(1,115,391)	(367,303)
Proceeds from sale of loans	55,147	57,625	45,592
Other, net	(11,376)	(8,331)	(5,642)

Net cash used by investing activities	(790,755)	(1,067,419)	(320,663)

Financing activities:
Net (decrease) increase in deposits	(347,477)	503,730	495,601
Net (decrease) increase in short-term borrowings	(395,001)	760,167	(192,481)
Repayments of long-term debt	(14)	(12)	(12)
Proceeds related to issuance of collateralized debt	931,406	472,515	514,223
Repayments of collateralized debt	(427,373)	(351,049)	(554,445)
Net proceeds related to the issuance of trust preferred securities	61,500	51,750	—
Redemption related to trust preferred securities	(77,509)	(51,750)	—
Proceeds from the sale of noncumulative perpetual preferred stock	14,518	—	—
Purchase of treasury stock for employee benefit plans	(4,363)	(1,201)	(407)
Proceeds from sale of stock for employee benefit plans	7,740	3,277	7,836
Dividends paid	(13,110)	(11,426)	(9,065)

Net cash provided (used) by financing activities	(249,683)	1,376,001	261,250

Effect of exchange rate changes on cash	(44)	1,051	98

Net decrease (increase) in cash and cash equivalents	(9,721)	58,385	(43,709)
Cash and cash equivalents at beginning of period	155,486	97,101	140,810

Cash and cash equivalents at end of period	$145,765	$155,486	$97,101

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$239,934	$146,005	$93,319

Income taxes paid	$93,687	$19,171	$15,184

Noncash transactions:
Liability for loans held for sale eligible for repurchase	$87,837	$19,581	$47,692

Other real estate owned	$11,675	$16,236	$5,899

Conversion of trust preferred stock to common stock	$20,248	$—	$—

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

We are in the process of exiting the mortgage banking line of business. As a result, the financial statements and footnotes within this report have been reformatted to conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.” Prior period results were reclassified to conform to this change in presentation. Certain of the balance sheet assets and liabilities related to this line of business are being reported as assets held for sale. See Note 2 for additional information.

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

Investment Securities:  Those investment securities that we have the positive intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premiums and accretion of discounts (adjusted cost). All other investment securities are classified as “available-for-sale” and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of the future tax impact, are reported as a separate component of shareholders’ equity until realized. Investment securities gains and losses are based on the amortized cost of the specific investment security determined on a specific identification basis.

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

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Cost basis includes deferred origination fees and costs. Fair value is determined based on the contract price at which the mortgage loans will be sold. At the time of origination, loans which management believes will be sold prior to maturity are classified as loans held for sale.

Loans:  Loans are carried at amortized cost. Loan origination fees and costs are deferred and the net amounts are amortized as an adjustment to yield using the interest method. When loans are sold, deferred fees and costs are included with outstanding principal balances to determine gains or losses. Interest income on loans is computed daily based on the principal amount of loans outstanding. The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in the process of collection. Loans are charged off at the earlier to occur of evidence that a loss will be incurred or when a loan becomes 180 days past due.

Direct Financing Leases:  At lease inception, we record an asset representing the aggregate future minimum lease payments and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease, which generally average three to four years, so as to provide an approximate constant yield on the outstanding principal balance.

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

Servicing Assets:  When we securitize or sell loans, we periodically retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Servicing assets are amortized over the period of and in proportion to estimated net servicing income.

In determining servicing value impairment, the servicing portfolio is stratified into its predominant risk characteristics, principally by interest rate and product type. Each stratum is valued using market prices under comparable servicing sale contracts when available, or alternatively, using the same model as was used to determine the fair value at origination using current market assumptions. The calculated value is then compared with the book value of each stratum to determine the required reserve for impairment. The impairment reserve fluctuates as interest rates change and, therefore, no reasonable estimate can be made as to future increases or declines in impaired reserve levels. We also compare actual cash collections to projected cash collections and adjust our models as appropriate. In addition, we periodically have independent valuations performed on the portfolio.

Incentive Servicing Fees:  For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. When ISF agreements are entered into simultaneously with the whole loan sales, the fair value of the ISFs is estimated and considered when determining the initial gain or loss on sale. That allocated fair value of the ISF is periodically evaluated for impairment and amortized in accordance with SFAS 140. Consistent with the treatment of all of the Corporation’s servicing assets, ISFs are accounted for on a lower of cost or market (LOCOM) basis. Therefore, if the fair value of the ISFs in subsequent periods exceeds cost basis, then that excess is recognized in revenue as pre-established performance metrics are met and cash is due. When ISF agreements are entered into subsequent to the whole loan sale, these assets are assigned a zero value and revenue is recognized as pre-established performance metrics are met and cash is due.

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

Recent Accounting Developments:  On January 1, 2006 we adopted SFAS 123(R), “Share-based Payment” which requires the measurement and recognition of compensation expense for all share based awards made to employees and directors based on estimated fair value. We adopted this standard using the modified prospective method, which does not require restatement of prior periods. The revised standard eliminates the intrinsic value method of accounting for stock based employee compensation under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” which we previously used. We measure the cost of equity-based service awards based on the grant date fair value of the award. All share-based payments to employees, including grants of employee stock options, are recognized in the income statement based on their fair value. The effect of adoption of this new standard in 2006 was an additional expense of $1.8 million pretax, or $1.1 million after tax. See footnote 21 for further discussion of this new standard and its impact on our financial statements.

In February 2006, the FASB issued SFAS 155, “Accounting for Certain Hybrid Instruments.” This standard permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of a fiscal year that begins after September 15, 2006. We do not believe this standard will have a material impact on our financial statements.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We intend to elect the fair value treatment for servicing rights associated with high loan to value first lien and second mortgage loans at our home equity lending line of business during the first quarter of 2007. We do not believe this standard will have a material impact on our financial statements.

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of SFAS No. 109.” This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. We do not believe this standard will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating this new statement and have not yet determined the ultimate impact it will have on our financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This statement was issued to improve communication around the funded status of defined benefit postretirement plans in a complete and understandable way. This statement requires employers to report the overfunded or underfunded status of their plans in the balance sheet rather than in the footnotes. This statement also requires an employer to recognize all transactions and events affecting the overfunded or underfunded status of a defined benefit postretirement plan in comprehensive income in the year in which they occur. We recognized the funded status of our defined benefit plan on our balance sheet and provided the required disclosures in footnote 24. The recognition of funded status did not impact our income statement, but did result in a $6.7 million reduction to our shareholders’ equity balance at December 31, 2006.

Note 2 — Discontinued Operations

In 2006, we sold the mortgage banking line of business’ origination operation including the majority of this segment’s loans held for sale. Approximately $288 million of loans held for sale as well as certain other assets and liabilities were sold resulting in a loss of $9.2 million including disposition costs. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. Loans and loans held for sale totaling $49 million remain on our consolidated balance sheet and are classified as “assets held for sale” at December 31, 2006. These assets are carried at their fair value less costs to sell.

We also sold the majority of this segment’s capitalized mortgage servicing rights. Mortgage servicing rights with an underlying unpaid principal balance of $19 billion were sold to four unrelated parties resulting in a loss of $18 million, which is reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. The loss was partially offset by associated derivative gains of $11 million. As a result of these sales, we are carrying $166 million of receivables from these buyers at December 31, 2006. Mortgage servicing rights totaling $0.4 million remain on our consolidated balance sheet and are classified as “assets held for sale” at December 31, 2006. These assets are carried at fair value. We intend to sell these assets in 2007.

In addition to the losses discussed above, we also incurred losses of $8.4 million in connection with contract termination costs and severance benefits. These losses were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. At December 31, 2006, there were $5.4 million of accrued but unpaid expenses associated with our sale of the mortgage banking business.

In January 2007, we transferred certain assets associated with our servicing platform and placed the bulk of our remaining staff with New Century Financial. We have some staff continuing to work at IMC through the wind-down of our remaining assets, such as construction loans and repurchased loans.

In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet. In connection with this discontinued operations treatment, we have revised our segment reporting as described in Note 25.

Results for this discontinued portion of our business are as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net revenues	$37,983	$98,643	$237,418
Other expense	(97,489)	(127,516)	(203,457)

(Loss) gain before income taxes	(59,506)	(28,873)	33,961
Income taxes	23,832	11,613	(14,240)

Net (loss) income from discontinued operations	$(35,674)	$(17,260)	$19,721

	December 31,
	2006	2005
	(Dollars in thousands)

Loans, net of allowance and loans held for sale	$48,555	$800,325
Net servicing asset	385	261,309
Other assets	7,633	27,004

Assets held for sale	$56,573	$1,088,638

Note 3 — Restructuring

In the second quarter of 2006, we restructured the direct to consumer channel in our home equity line of business due to its higher origination costs and lower ratio of leads to loan closings as compared to the segment’s broker and correspondent channels. We have reduced our number of employees in the direct to consumer channel by 76%. As of December 31, 2006, we have $1.4 million of accrued but unpaid expenses related to this restructuring.

The table below shows the expenses incurred and the income statement captions impacted as a result of this restructuring.

Year Ended
December 31, 2006
(Dollars in thousands)

Salaries	$3,596
Other expense	1,969

Total	$5,565

Note 4 — Restrictions on Cash and Dividends

Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain minimum average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2006, we exceeded this requirement.

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.

In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period primarily due to “clean-up calls” related to residuals held by our home equity segment. When the bond pools on which we have residual interests decline in size to less than 10 percent of their original balances, we have the right, but not the obligation to purchase the remaining loans from the bond pools. We typically do this to lower the administrative costs to both us and bond investors of continuing to track relatively small pools of loans and bonds. Our residual interests are housed in a non-bank subsidiary. However, when we buy (“clean-up”) the loans from pools, we wish to fund them permanently at Irwin Union Bank and Trust due to its lower cost funding. Once the loans are repurchased by the non-bank subsidiary, they are infused to Irwin Union Bank as a capital contribution. To restore liquidity to the non-bank subsidiary, we dividend a similar dollar amount from Irwin Union Bank and Trust to the parent. This process has used dividend capacity beyond the Bank’s earnings in 2005 and 2006. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We sought and were granted such approval for a $15 million dividend in the fourth quarter of 2006.

Note 5 — Sales of Receivables

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

For one sale in 2006 and prior to 2003, we sold home equity loans and lines of credit in gain-on-sale securitization transactions resulting in the creation of residual interests. During 2006, we exercised a clean-up call on the remaining loans that were sold prior to 2003, and expensed the related residual balances. We held residual interests related to these transactions totaling $2.8 million (from the 2006 transaction) at December 31, 2006 and $15.6 million (from the pre-2003 transactions) at December 31, 2005. We receive annual servicing fees of approximately 0.5% to 1.0% of the outstanding balance and rights to future cash flows arising after the investors in the securitization trust have received the return for which they contracted. The investors and the securitization trusts have no recourse to our other assets for failure of debtors to pay when due. Our residual interests are subordinate to investors’ interests. The value of the residual interests is subject to prepayment, credit, and interest rate risks in the transferred financial assets.

At December 31, 2006, key economic assumptions and the sensitivity of the current fair value of all residual cash flows to immediate 10 percent and 25 percent adverse changes in those assumptions were as follows:

Home Equity Loans and Lines of Credit
(Dollars in thousands)

Balance sheet carrying value of residual interests — fair value	$2,760
Weighted-average life (in years)	1.91
Prepayment speed assumptions (annual rate)	35.47%
Impact on fair value of 10% adverse change	$(150)
Impact on fair value of 25% adverse change	(350)
Expected credit losses (annual rate)	0.94%
Impact on fair value of 10% adverse change	$(60)
Impact on fair value of 25% adverse change	(120)
Residual cash flows discount rate (annual rate)	18.00%
Impact on fair value of 10% adverse change	$(90)
Impact on fair value of 25% adverse change	(200)

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

The table below summarizes the cash flows received from (paid to) securitization trusts where gain-on sale accounting was previously applied during the three years ended:

	2006	2005	2004
	(Dollars in thousands)

Proceeds from new security activity	$227,519	$—	$—
Servicing fees received	2,371	4,386	5,763
Net cash flows received on residual interests	16,803	37,245	61,958
Other cash flows paid	(11,462)	(9,640)	(8,705)

Total	$235,231	$31,991	$59,016

The credit losses on the 2006 securitized portfolio were 0.03% as a percentage of the original balance sold. It is projected that this portfolio will have lifetime credit losses of around 1.55% of the portfolio.

Delinquency amounts for the managed portfolio are set forth below:

	Total Principal Amount	Delinquent Principal Over		Credit Losses
	of Loans at	30 Days at	Delinquency	on Managed
	December 31, 2006	December 31, 2006(2)	Percentage	Portfolio
	(Dollars in thousands)

Managed loans comprised of:
Loans held for investment	$1,280,050	$43,062	3.4%	$12,597
Loans held for sale	235,831	10,555	4.5	2,873
Reps and warranties	N/A	N/A	N/A	64
Loans securitized, servicing and residual retained(1)	193,094	378	0.2	750

Total managed portfolio	$1,708,975	$53,995	3.2%	$16,284

(1)	Represents the principal amount of the loans.

(2)	Nonaccrual loans included in delinquencies.

Note 6 — Investment Securities

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$13,730	$—	$(156)	$13,574	$13,730
Obligations of states and political subdivisions	3,545	—	—	3,545	3,545
Mortgage-backed securities	791	2	(19)	774	791

Total held-to-maturity	18,066	2	(175)	17,893	18,066

Available-for-Sale:
Mortgage-backed securities	44,907	44	(555)	44,396	44,396
Other	66,031	—	(63)	65,968	65,968

Total available-for-sale	110,938	44	(618)	110,364	110,364

Total investment securities	$129,004	$46	$(793)	$128,257	$128,430

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2005 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$12,571	$—	$—	$12,571	$12,571
Obligations of states and political subdivisions	3,544	1	—	3,545	3,544
Mortgage-backed securities	931	6	(22)	915	931

Total held-to-maturity	17,046	7	(22)	17,031	17,046

Available-for-Sale:
Mortgage-backed securities	27,924	—	(524)	27,400	27,400
Other	72,995	—	(99)	72,896	72,896

Total available-for-sale	100,919	—	(623)	100,296	100,296

Total investment securities	$117,965	$7	$(645)	$117,327	$117,342

Included within available-for-sale investment securities is $63 million and $70 million of FHLB and Federal Reserve Bank (FRB) stock at December 31, 2006 and 2005, respectively, for which there is no readily determinable market value.

The following table presents the fair value and unrealized losses for available-for-sale securities by aging category:

	Securities with Unrealized Losses
	less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Mortgage backed securities	$11,312	$(33)	$20,860	$(522)	$32,172	$(555)
Other securities	3,380	(63)	—	—	3,380	(63)

Total securities with unrealized losses	$14,692	$(96)	$20,860	$(522)	$35,552	$(618)

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

Included in the $618 thousand of gross unrealized losses on available-for-sale securities at December 31, 2006, was $522 thousand of unrealized losses that have existed for a period greater than 12 months. These securities are U.S. government backed or have AAA credit enhancements and the unrealized losses are not due to concerns about underlying credit quality. Substantially all of the securities with the unrealized losses aged greater than 12 months have a market value at December 31, 2006, that is within 4% of their amortized cost basis.

We have the positive intent and ability to hold these securities until maturity. Accordingly, we have concluded that none of the securities in our investment portfolios are other-than-temporarily impaired at December 31, 2006.

The amortized cost and estimated value of investment securities at December 31, 2006, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Held-to-Maturity:
Due within one year	$2,277	$2,256
Due after one years through five years	11,453	11,318
Due after five years through ten years	620	620
Due after ten years	2,925	2,925

	17,275	17,119
Mortgage-backed securities	791	774

	18,066	17,893

Available-for-Sale:
Due in one year or less	3,443	3,380
Mortgage-backed securities	44,907	44,396
FHLB & Federal Reserve Bank stock	62,588	62,588

	110,938	110,364

Total investment securities	$129,004	$128,257

Investment securities of $23 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2006. During 2006 and 2005 there were no sales or calls on investment securities.

Note 7 — Loans and Leases

Loans and leases are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Commercial, financial and agricultural	$2,249,988	$2,016,253
Real estate-construction	377,601	379,831
Real estate-mortgage	1,522,616	1,232,933
Consumer	31,581	31,718
Commercial financing
Franchise financing	699,969	462,413
Domestic leasing	296,056	237,968
Canadian leasing	358,783	313,581
Unearned income
Franchise financing	(211,480)	(125,474)
Domestic leasing	(42,782)	(33,267)
Canadian leasing	(44,139)	(38,013)

Total	$5,238,193	$4,477,943

At December 31, 2006, mortgage loans held for investment with a carrying value of $1.3 billion were pledged as collateral for bonds payable to investors (See Note 13).

Federal Home Loan Bank borrowings are collateralized by $1.2 billion in loans and loans held for sale at December 31, 2006.

Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.

We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans outstanding at December 31, 2006 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2006 and 2005 represented less than 1% of total equity.

We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the year ended December 31, 2006, home equity loans with loan-to-value ratios greater than 100% (high LTVs, or HLTVs) made up 35% of our loan originations and 47% of our managed portfolio. HLTVs constituted 46% of our managed portfolio at December 31, 2005. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. The following lists the components of the net investment in leases:

	December 31,
	2006	2005
	(Dollars in thousands)

Minimum lease payments receivable	$644,118	$542,981
Initial direct costs	10,721	8,568
Less unearned income	(86,921)	(71,280)
Less allowance for lease losses	(7,756)	(6,638)

Net investment in leases financing	$560,162	$473,631

Note 8 — Allowance for Loan and Lease Losses and Nonperforming Loans and Leases

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$59,223	$43,441	$63,005
Provision for loan and lease losses	35,101	27,307	14,473
Charge-offs	(30,810)	(20,201)	(28,180)
Recoveries	11,208	8,960	5,335
Reduction due to sale of loans and leases and other	—	(403)	(627)
Reduction due to reclassification of loans	(246)	—	(10,808)
Foreign currency adjustment	(8)	119	243

Balance at end of period	$74,468	$59,223	$43,441

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

Impaired loans and associated valuation reserves are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Impaired loans with valuation reserve	$10,893	$14,714
Impaired loans with no valuation reserve	3,476	4,300

Total impaired loans	$14,369	$19,014

Valuation reserve on impaired loans	$3,086	$3,684

Interest accrued but not collected at the date a loan is considered impaired is reversed against interest income. Interest income on impaired loans is recognized on a cash basis as long as the remaining book balance is deemed fully collectible. If the future collectibility of the recorded loan balance is doubtful, any collections of interest and principal are generally applied as a reduction to principal outstanding. The accrual of interest is reestablished only when interest and principal payments are brought current and future payments are reasonably assured. For the year ended December 31, 2006, the average balance of impaired loans was $13 million, for which $0.8 million of interest was recorded. For the years ended December 31, 2005 and 2004, respectively, $1.0 million and $0.8 million of interest income was recorded on average impaired loans balances of $16.9 million and $19.1 million, respectively.

Nonperforming loans and leases are summarized below:

	December 31,
	2006	2005
	(Dollars in thousands)

Accruing loans past due 90 days or more	$392	$599
Nonaccrual loans and leases	37,171	36,820

Total nonperforming loans and leases	$37,563	$37,419

Note 9 — Servicing Assets

Included on the consolidated balance sheets at December 31, 2006 and 2005 were $32 million and $34 million, respectively, of capitalized servicing assets. These amounts relate to the mortgage and home equity loans serviced by us for investors. Changes in our capitalized servicing assets are shown below:

	December 31,
	2006	2005
	(Dollars in thousands)

Beginning balance	$295,754	$367,032
Additions	83,005	74,479
Amortization	(61,699)	(100,322)
Recovery of servicing asset	329	19,625
Reduction for servicing sales	(285,055)	(65,060)

Ending balance	32,334	295,754

Less servicing asset from discontinued operations	$385	$261,309

Mortgage servicing asset from continuing operations	$31,949	$34,445

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	December 31,
	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$27,243	$54,134	$76,869
(Recovery of) impairment of servicing asset	(329)	(19,625)	2,474
Reclass for sales of servicing	(26,431)	(154)	(18,210)
Other than temporary impairment(1)	—	(7,112)	(6,999)

Balance at end of year	483	27,243	54,134

Less valuation allowance from discontinued operations	—	26,091	51,936

Valuation allowance from continuing operations	$483	$1,152	$2,198

(1)	Other than temporary impairment was recorded to reflect our view that the originally recorded value of certain servicing rights and subsequent impairment associated with those rights is unlikely to be recovered in market value. There was no related direct impact on net income as this other than temporary impairment affected only balance sheet accounts. However, the write-down will result in a reduction of amortization expense and reduced recovery of impairment in future periods.

The servicing assets had a fair value of $37 million and $40 million at December 31, 2006 and 2005, respectively. At December 31, 2006, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

Fair Value of mortgage servicing assets	$37,755
Constant prepayment speed	28.39%
Impact on fair value of 10% adverse change	$(1,385)
Impact on fair value of 20% adverse change	(2,590)
Discount rate	11.69%
Impact on fair value of 10% adverse change	$(636)
Impact on fair value of 20% adverse change	(1,220)

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

The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $2.8 billion and $2.5 billion at December 31, 2006 and 2005, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2006 and 2005 were as follows:

	2006	2005

Prepayment rates:	3-39%	9-31%
Discount rates:	9-15%	9-14%

Note 10 — Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2006	2005	Useful Lives
	(Dollars in thousands)

Land	$3,584	$2,630	n/a
Building and leasehold improvements	28,931	25,705	7-40 years
Furniture and equipment	52,786	45,675	3-10 years

	85,301	74,010
Less accumulated depreciation	(49,090)	(44,289)

Total	$36,211	$29,721

Amounts charged to other expense for depreciation were $6.4 million, $7.3 million, and $7.6 million in 2006, 2005, and 2004, respectively.

Note 11 — Lease Obligations

At December 31, 2006, we leased certain branch locations and office equipment used in our operations under a number of noncancelable operating leases. Operating lease rental expense was $18 million in 2006, $23 million in 2005, and $29 million in 2004.

The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

(Dollars in thousands)

Year Ended December 31,
2007	$10,968
2008	9,729
2009	8,276
2010	7,347
2011	6,494
Thereafter	7,469

Total minimum rental payments	$50,283

Note 12 — Short-Term Borrowings

Short-term borrowings are summarized as follows:

	December 31,
	2006	2005
	(Dollars in thousands)

Federal Home Loan Bank borrowings	$371,693	$641,785
Drafts payable related to mortgage loan closings	250	64,278
Lines of credit and other	—	1,081
Federal funds	230,500	290,300

Total	$602,443	$997,444

Weighted average interest rate	4.49%	3.05%

Federal Home Loan Bank borrowings are collateralized by $1.2 billion of loans and loans held for sale.

Drafts payable are related to mortgage closings at the end of December that have not been presented to the banks for payment. When presented for payment, these borrowings will be funded internally or by borrowing from the lines of credit.

We also have lines of credit available of $0.7 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 5.4% to 6.1% at December 31, 2006.

Note 13 — Collateralized Debt

We pledge or sell certain loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received and debt being recorded. Loans that are transferred from loans held for sale to loans held for investment are transferred at the lower of cost or market. The notes associated with these transactions are collateralized by $1.3 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are generally at a floating rate. In certain cases, we enter into swaps to address inherent interest rate risk against fixed rate loans and leases.

Collateralized borrowings are summarized as follows:

		Weighted
		Average
		Interest Rate at
		December 31,	December 31,	December 31,
	Maturity	2006	2006	2005
	(Dollars in thousands)

Commercial finance line of business
Domestic asset backed note	5/2010	6.2%	$5,797	$13,600
Canadian asset backed notes:
Note 1	revolving	5.4	30,611	32,385
Note 2	1/1/2012	4.4	179,508	155,544
Note 3	10/2009	4.5	8,157	14,839
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.7	50,072	132,692
Variable rate subordinate note	12/2034	6.5	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.5	40,972	138,244
Fixed rate senior note	6/2035	5.0	94,129	94,129
Variable rate subordinate note	6/2035	7.1	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(90)	(136)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.5	102,252	—
Fixed rate senior note	9/2035	5.5	96,561	—
Fixed rate lockout senior note	9/2035	5.6	24,264	—
Unamortized premium/discount			(19)	—
2006-2 asset backed notes:
Variable rate senior note	2/2036	5.4	136,386	—
Fixed rate senior note	2/2036	6.3	80,033	—
Fixed rate lockout senior note	2/2036	6.2	21,348	—
Unamortized premium/discount			(21)	—
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	5.4	130,326	—
Fixed rate senior note	9/2037	5.9	67,050	—
Fixed rate lockout senior note	9/2037	5.9	18,000	—
Unamortized premium/discount			(11)	—

Total			$1,173,012	$668,984

For the Canadian asset backed notes, we are subject to compliance with certain financial covenants set forth in this facility including, but not limited to consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. We are in compliance with all applicable covenants as of December 31, 2006.

Note 14 — Other Long-Term Debt

At December 31, 2006 we had $234 million of other long-term debt compared to $270 million in 2005. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of

July 2014. We also have obligations represented by subordinated debentures at December 31, 2006 of $204 million and at 2005 of $240 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we do not consolidate these trusts. These debentures are the sole assets of these trusts as of December 31, 2006. All debentures and securities are callable at par after five years from origination date. On March 6, 2006, we had a reduction in long-term debt of $53 million related to our call of the convertible trust preferred securities issued by IFC Capital Trust III. As a result of the call, 39% of the preferred shareholders converted to 1,013,938 shares of IFC common stock and 61% redeemed for cash. On March 31, 2006, we issued subordinated debentures totaling $32.5 million in conjunction with the issuance of Capital Trust IX preferred securities to replace the redeemed shares. On July 25, 2006, we had a $15 million reduction in long-term debt related to the call of trust preferred securities issued by IFC Capital Trust IV. We incurred $1.2 million in call premium and incurred $0.4 million in early amortization of debt issuance expense in connection with this call. In December of this year, we issued $31 million of subordinated debentures in conjunction with trust preferred securities issued in two series by IFC Capital Trust X and IFC Capital Trust XI. Also in December, IFC Capital Trust V was called which reduced our long term debt by $30 million. We incurred $0.8 million in early amortization of debt issuance costs associated with this redemption.

These securities are all Tier 1 qualifying capital at December 31, 2006. Highlights about these debentures and the related trusts are listed below:

		Interest
		Rate at		Subordinated Debt
	Origination	December 31,	Maturity	December 31,
Name	Date	2006	Date	2006	2005	Other
	(Dollars in thousands)

IFC Capital Trust III	Nov 2000	8.75%	Sep 2030	$—	$53,268	initial conversion ratio of 1.261 shares of common stock to 1 convertible preferred security, currently callable at 10% premium
IFC Capital Trust IV	Jul 2001	10.25	Jul 2031	—	15,464
IFC Capital Trust V	Nov 2001	9.95	Nov 2031	—	30,928
IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	35,567	35,567
IFC Statutory Trust VII	Nov 2003	8.26	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	53,351	53,351	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter
IFC Capital Trust IX	Mar 2006	6.69	Mar 2036	32,475	—	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis points thereafter
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,464	—	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis points thereafter
IFC Capital Trust XI	Dec 2006	7.09	Mar 2037	15,464	—	variable rate of 3 month LIBOR plus 174 basis points

				$203,868	$240,125

Note 15 — Commitments and Contingencies

Culpepper v. Inland Mortgage Corporation

On February 7, 2006, the United States District Court for the Northern District of Alabama dismissed this case, originally filed in April 1996, by granting the motions of Irwin Mortgage Corporation, our indirect subsidiary

(formerly Inland Mortgage Corporation), to decertify the class and for summary judgment, and by denying the plaintiffs’ motion for summary judgment. The plaintiffs filed a notice of appeal with the Court of Appeals for the 11th Circuit. The Court of Appeals held oral argument on the appeal on November 15, 2006.

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

If the plaintiffs were to prevail on appeal and in a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, we believe the 11th Circuit’s RESPA ruling in the case similar to ours would support a decision in our case affirming the trial court in favor of Irwin Mortgage. We therefore have not established any reserves for this case.

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

Cohens v. Inland Mortgage Corporation

In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On September 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. On October 13, 2006, Irwin Mortgage filed a motion for summary judgment. At a hearing on January 3, 2007, the court ordered discovery to be completed by April 30, 2007, after which Irwin Mortgage may re-file its motion for summary judgment. We are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this case.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court has effectively stayed action on the Irwin cases until issues in the Kessler case are resolved. We have established a reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.

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

White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation

On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court and also filed an amended complaint emphasizing the alleged state law basis for their claims. Irwin believes, however, that the plaintiffs’ state law claims are completely preempted by Section 27 of the FDIC Act. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.). On October 13, 2006, the parties tentatively agreed to settle this matter for a nonmaterial amount. The parties are in the process of drafting the settlement agreement and having it reviewed by the arbitrator.

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

Note 16 — Financial Instruments With Off-Balance Sheet Risk

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

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2006 and 2005 were $1.0 billion and $1.1 billion, respectively. These loan commitments include $0.8 billion of floating rate loan commitments and $0.2 billion of fixed rate loan commitments. We had approximately $25 million and $20 million in irrevocable standby letters of credit outstanding at December 31, 2006 and 2005, respectively.

Note 17 — Derivative Financial Instruments

Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

We have interest rate swaps that have a notional amount of $67.5 million to economically hedge fixed rate certificate of deposits. Notional amounts do not represent the amount of risk. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a loss in “derivative gains (losses)” of $0.6 million and $1.2 million for the years ended December 31, 2006 and 2005, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or nine-month LIBOR.

We entered into two interest rate swaps in 2006 that qualified for hedge accounting treatment under SFAS 133. The first of these was a “cash flow” hedge to offset the risk of changing rates on the issuance of the junior subordinated debentures issued into Capital Trust X. This hedge settled on December 5, 2006 with the resulting loss of $0.2 million being included in other comprehensive income to be amortized over the life of the underlying security through the call date. The second interest rate swap was a “cash flow” hedge in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at December 31, 2006. The amount of gain on this swap recorded to other comprehensive income at December 31, 2006 was $0.1 million. Ineffectiveness related to these cash flow hedges in 2006 was immaterial.

We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $63 million in forward contracts outstanding as of December 31, 2006. For the years ending December 31, 2006 and 2005, we recognized gain of $1.4 million and a loss of $1.3 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a foreign currency transaction loss on the intercompany loans of $0.6 million and a gain of $1.6 million, respectively, for the years ended December 31, 2006 and 2005.

In our home equity business, we enter into Eurodollar futures contracts to protect the value of the loans against increasing interest rates from the time of origination until the time a loan is sold or delivered into a securitization funding source. At December 31, 2006, a contractual amount of $1.2 billion of Eurodollar futures was outstanding. We also have $286 million in amortizing interest rate caps to protect the interest rate exposure created by the 2006-1, 2006-2 and 2006-3 securitizations in which floating rate notes are funding fixed rate home equity loans. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. The gain on these activities for the years ending December 31, 2006 and 2005, respectively, totaled $3.0 million and $0.7 million.

Also in our home equity business, we have a $20 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $0.6 million and

$0.1 million was amortized through interest expense during the years ended December 31, 2006 and 2005, respectively. Ineffectiveness related to this cash flow hedge in 2006 was immaterial.

We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the year ended December 31, 2006, a $0.1 million loss was recorded in “Gain from sale of loans.” At December 31, 2006, we had rate lock commitments outstanding totaling $46 million.

We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of December 31, 2006, the commercial paper conduit was providing $179 million of variable rate funding. In total, our interest rate swaps were effectively converting $176 million of this funding to a fixed interest rate. The losses on these swaps for the years ended December 31, 2006 and 2005 were $0.3 million and $0.9 million, respectively.

Note 18 — Guarantees

Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.

We sell loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2006 and 2005, we had approximately $13.3  million and $14.1 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable.

We sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-180 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2006 and 2005, respectively, we had approximately $1.0 million and $1.6 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $0.4 billion in 2006 and $0.7 billion in 2005.

In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $7.7 million at December 31, 2006 and $37.4 million at December 31, 2005 and are reflected as accounts receivable in the consolidated balance sheets. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2006 and 2005, we do not expect to incur any material losses and have not recorded any estimate of losses.

We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2011. The maximum potential future payments guaranteed by us under these arrangements is $10.0 million at December 31, 2006.

We provide an operating performance guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2006 and 2005, our subsidiary had borrowings totaling $31 million for which our guarantee applied. Irwin Union Bank and Trust provides a credit guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2006 and 2005, our subsidiary had borrowings totaling $180 million for which this guarantee applied.

Note 19 — Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2006, that we have met all capital adequacy requirements to which we are subject. In addition, our Board of Directors has established minimum total capital standards of 12.5% for both Irwin Financial and Irwin Union Bank and Trust.

For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report in Part I, Item 1, “Business,” “Supervision and Regulation,” under the subsections “Bank Holding Company Regulation — Minimum Capital Requirements,” and “Bank and Thrift Regulation — Capital Requirements,” and “Other Safety and Soundness Regulations.”

The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios required for “Adequate” and “Well Capitalized” status under the regulatory framework outlined by federal banking regulators:

			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$837,754	13.4%	$500,714	8.0%	$625,893	10.0%
Irwin Union Bank and Trust	738,206	12.8	$461,943	8.0	$577,429	10.0
Irwin Union Bank, F.S.B	59,157	11.3	$42,028	8.0	$52,535	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	712,403	11.4	250,357	4.0	375,536	6.0
Irwin Union Bank and Trust	636,506	11.0	230,971	4.0	346,457	6.0
Irwin Union Bank, F.S.B	55,820	10.6	N/A		31,521	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	712,403	11.5	247,919	4.0	309,899	5.0
Irwin Union Bank and Trust	636,506	11.1	229,605	4.0	287,006	5.0
Core Capital (to Adjusted Tangible Assets) Irwin Union Bank, F.S.B.	55,820	11.1	20,162	4.0	25,203	5.0
Tangible Capital (to Tangible Assets) Irwin Union Bank, F.S.B.	55,804	11.1	7,516	1.5	N/A
As of December 31, 2005
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$829,444	13.1%	$505,424	8.0%	$631,780	10.0%
Irwin Union Bank and Trust	716,228	12.3	465,721	8.0	582,151	10.0
Irwin Union Bank, F.S.B.	54,795	12.5	35,186	8.0	43,983	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	675,316	10.7	252,712	4.0	379,068	6.0
Irwin Union Bank and Trust	628,688	10.8	232,861	4.0	349,291	6.0
Irwin Union Bank, F.S.B.	52,340	11.9	N/A		26,390	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	675,316	10.3	261,216	4.0	326,520	5.0
Irwin Union Bank and Trust	628,688	10.4	241,878	4.0	302,347	5.0
Core Capital (to Adjusted Tangible Assets) Irwin Union Bank, F.S.B.	52,340	10.3	20,262	4.0	25,327	5.0
Tangible Capital (to Tangible Assets) Irwin Union Bank, F.S.B.	52,340	10.3	7,598	1.5	N/A

Note 20 — Fair Values of Financial Instruments

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

Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2006 and 2005. As of December 31, 2006 and 2005, our loan commitments had a contractual amount of $1.0 billion and $1.1 billion, respectively. Our standby letters of credit had a contractual amount of $25.1 million and $19.7 million at December 31, 2006 and 2005, respectively.

The estimated fair values of our financial instruments at December 31, were as follows:

	2006		2005
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$145,765	$145,765	$155,417	$155,417
Interest-bearing deposits with financial institutions	53,106	53,037	44,430	44,119
Residual Interests	10,320	10,320	22,116	22,116
Investment securities	128,430	128,257	117,342	117,327
Loans held for sale	237,510	237,859	513,554	516,576
Loans and leases, net of unearned discount	5,238,193	5,259,341	4,477,943	4,465,889
Servicing asset	31,949	37,370	34,445	40,110
Derivatives	3,055	3,055	12,787	12,787
Financial liabilities:
Deposits	3,551,516	3,441,892	3,898,993	3,804,199
Short-term borrowings	602,443	604,590	997,444	994,542
Collateralized debt	1,173,012	1,156,032	668,984	646,427
Other long-term debt	233,889	237,271	270,160	274,636
Derivatives	612	612	14,679	14,679

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

Note 21 — Equity Based Compensation

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

We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value. For the year ended December 31, 2006, $0.1 million was expensed related to this plan.

We have restricted stock plans to compensate our Directors and employees with our common stock. The number of shares issued under these plans is based on the current market value of our common stock on date of issue. For the year ended December 31, 2006, $0.4 million was expensed related to these plans. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004, was $0.5 million, $0.1 million, and $0.2 million, respectively.

At December 31, 2006, there was $1.5 million of total unrecognized compensation expense to be recognized over a weighted average period of two years related to restricted stock. Activity in this plan is summarized as follows:

	December 31, 2006
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Unvested at the beginning of the year	41,726	$22.45
Awarded	66,128	20.51
Vested	(18,963)	21.16
Forfeited	(4,210)	26.12

Unvested at the end of the year	84,681	$21.04

We have two stock option plans (established in 1997 and 1992) that provide for the issuance of 2,840,000 shares of non-qualified and incentive stock options. In addition, the 2001 stock plan provides for the issuance of 4,000,000 of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units. An additional 2,000,000 of stock appreciation rights may be granted under this plan. For all plans, the exercise price of each option, which has a ten-year life and will vest 25% at grant and 25% at each anniversary date thereafter, is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options with exercise prices below the stock price have been considered as common stock equivalents in the computation of diluted earnings per share. During the year ended December 31, 2006, $1.7 million was expensed related to these plans. At December 31, 2006, there was $2.1 million of total unrecognized compensation expense to be recognized over a weighted average period of two years related to unvested stock options. We received $3.8 million in proceeds related to stock options exercised during the year and realized a tax benefit of $1.4 million related to these options.

We calculated the fair value of each option award on the date of grant with the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during years ended December 31, 2006, 2005, and 2004 was $5.60, $6.83 and $10.41, respectively. The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.5 million and $2.6 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Future expected volatility and dividend yield are primarily based on historical volatility and dividend yield levels. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following assumptions were used for each respective period:

	For the Year Ended December 31,
	2006	2005	2004

Risk-free interest rates	4.92%	3.94%	4.42%
Dividend yield	2.40%	1.75%	1.00%
Expected volatility	32%	35%	40%
Expected lives (in years)	6	6	6.5

The following table summarizes all stock option transactions under Company Plans during the year ended December 31, 2006:

	2006
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value As of
	Shares	Price	Term	12/31/2006
	(In thousands)

Outstanding at the beginning of the year	2,441,771	$20.55
Granted	435,553	18.33
Exercised	(246,878)	15.31
Canceled	(177,801)	23.86

Outstanding at the of the year	2,452,645	20.44	6.21	$6,507

Exercisable at the end of the year	1,970,597	$20.77	5.53	$4,781

The following table illustrates the impact of equity-based compensation on reported amounts:

	For the Year Ended
	December 31, 2006
		Impact of Adopting
	As Reported	SFAS 123(R)
	(Dollars in thousands, except per share amounts)

Net income from Continuing Operations before taxes	$56,271	$(1,799)
Net income from Continuing Operations	37,401	(1,079)
Net income	1,727	(1,117)
Basic earnings per share
From Continuing Operations	$1.27	$(0.04)
From All Operations	0.06	(0.04)
Diluted earnings per share
From Continuing Operations	$1.25	$(0.04)
From All Operations	0.05	(0.04)

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

	Years Ended December 31,
	2005	2004
	(Dollars in thousands, except per share amounts)

Net income from continuing operations as reported	$36,247	$48,724
Equity based compensation expense included in net earnings, net of tax	59	94
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,966)	(2,672)

Net income from continuing operations pro forma	33,340	46,146
Net (loss) income from discontinued operations	(17,260)	19,721

Pro forma net income	$16,080	$65,867

Basic earnings per share from continuing operations
As reported	$1.27	$1.72
Pro forma	1.17	1.63
Basic earnings per share
As reported	$0.67	$2.42
Pro forma	0.56	2.33
Diluted earnings per share continuing operations
As reported	$1.26	$1.64
Pro forma	1.16	1.56
Diluted earnings per share
As reported	$0.66	$2.28
Pro forma	0.56	2.19

Note 22 — Earnings Per Share

Earnings per share calculations are summarized as follow:

	Basic	Effect of	Effect of	Diluted
	Earnings	Restricted Stock	Convertible	Earnings
	Per Share	and Stock Options	Shares	Per Share
	(In thousands, except per share amounts)

Year ended December 31,
2006
Net income available to common shareholders:
From continuing operations	$37,401	$(303)	$—	$37,098
From discontinued operations	(35,674)	—	—	(35,674)

Total net income from all operations	$1,727	$(303)		$1,424
Shares	29,501	189	—	29,690
Per-share amount:
For continuing operations	$1.27	$(0.02)	$—	$1.25

For all operations	$0.06	$(0.01)	$—	$0.05

2005
Net income available to common shareholders:
From continuing operations	$36,247	$—	$—	$36,247
From discontinued operations	(17,260)	—	—	(17,260)

Total net income from all operations	$18,987	$—	$—	$18,987
Shares	28,518	323	—	28,841
Per-share amount:
For continuing operations	$1.27	$(0.01)	$—	$1.26

For all operations	$0.67	$(0.01)	$—	$0.66

2004
Net income available to common shareholders:
From continuing operations	$48,724	$—	$2,712	$51,436
From discontinued operations	19,721	—	—	19,721

Total net income from all operations	$68,445	$—	$2,712	$71,157
Shares	28,274	397	2,607	31,278
Per-share amount:
For continuing operations	$1.72	$(0.03)	$(0.05)	$1.64

For all operations	$2.42	$(0.03)	$(0.11)	$2.28

In 2006, 2005 and 2004, there were 1.9 million, 1.4 million and 0.1 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates. Also, the effect of convertible shares was not included in the 2006 and 2005 diluted calculation because they were antidilutive.

Note 23 — Income Taxes

In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. Our subsidiary, Irwin Commercial Finance Canada Corporation, (and related entities) files and pays taxes to certain Canadian revenue authorities.

Our provision for tax expense is based on analysis of our current and future tax liabilities. Income tax expense is summarized as follows:

	2006	2005	2004
	(Dollars in thousands)

Current:
Federal	$18,915	$18,464	$19,574
State	5,809	5,208	5,591
Foreign	1,695	1,287	3,639

	26,419	24,959	28,804

Deferred:
Federal	(6,199)	(3,485)	2,457
State	(1,476)	(831)	586
Foreign	126	(48)	(355)

	(7,549)	(4,364)	2,688

Income tax expense:
Federal	12,716	14,979	22,031
State	4,333	4,377	6,177
Foreign	1,821	1,239	3,284

	$18,870	$20,595	$31,492

A reconciliation of income tax expense to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	2006	2005	2004
	(Dollars in thousands)

Income taxes computed at the statutory rate	$19,695	$19,895	$28,076
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(124)	(117)	(107)
State tax, net of federal benefit	2,816	2,845	4,015
Foreign operations	(673)	183	1,860
Reserve release(1)	(611)	(1,870)	(2,832)
Federal tax credits	(2,113)	(507)	(190)
Other items-net	(120)	166	670

	$18,870	$20,595	$31,492

(1)	Tax reserves are released as we align our tax liability to a level commensurate with our current identified tax exposures.

Our net deferred tax asset (liability), which is included in other assets (other liabilities) on the consolidated balance sheet, consisted of the following:

	December 31,
	2006	2005
	(Dollars in thousands)

Deferred tax assets:
Reserve for credit losses	$37,728	$31,527
Deferred compensation	1,601	1,740
Retirement benefits	2,427	691
Leasing	1,071	870
Mark to market	1,402	4,155
Capital loss carryforward(1)	3,511	224
Other, net	3,656	—

	51,396	39,207

Deferred tax liabilities:
Mortgage servicing	(11,513)	(108,744)
Deferred origination fees and costs	(5,688)	(4,055)
Other, net	—	(1,231)

	(17,201)	(114,030)

Net deferred tax asset (liability)	$34,195	$(74,823)

(1)	As of December 31, 2006, we have $3.5 million (after tax) of US capital loss carryforwards which expire in 2008 ($0.2 million), 2010 ($0.7 million) and 2011 ($2.6 million)

Note 24 — Employee Retirement Plans

We have contributory retirement and savings plans that cover all eligible employees and meets requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60% by us up to 5% of the employee’s compensation.

The matching vests 20% each year over a period of 5 years. The expense to match employee contributions for the years ended December 31, 2006, 2005 and 2004 was $5.0 million, $4.1 million and $3.6 million, respectively.

We have a defined benefit plan currently covering eligible employees of our commercial banking segment and the parent company. The benefits are based on years of service and the employees’ compensation during their employment. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

IRS limits reduce the benefits that an executive officer can earn under the Employees’ Pension Plan’s basic formula. As a result, the Corporation provides an additional benefit under the Irwin Financial Corporation Restated Supplemental Executive Retirement Plan (the “SERP”). The SERP is provided to executive officers in order to make them whole for the benefits under the basic formula that could not be provided under the Employees’ Pension Plan due to these limits. The SERP is not funded and is a general obligation of the Corporation.

The following table sets forth amounts recognized in our balance sheet for these benefit plans:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Change in benefit obligation:
Projected benefit obligation at January 1,	$36,063	$29,348	$7,882	$6,463
Service cost	3,723	2,856	235	257
Interest cost	2,077	1,741	377	404
Actuarial loss	459	2,962	(950)	988
Benefits paid	(879)	(844)	(230)	(230)

Benefit obligation at December 31,	41,443	36,063	7,314	7,882

Change in plan assets:
Fair value plan assets at January 1,	28,699	24,407	—	—
Actual return on plan assets	4,114	2,197	—	—
Benefits paid	(879)	(844)	(230)	(230)
Employer contributions	—	2,939	230	230

Fair value plan assets at December 31,	31,934	28,699	—	—

Funded status at December 31,	$(9,509)	$(7,364)	$(7,314)	$(7,882)

Amounts recognized in Balance sheet consist of:
Other liabilities	$(9,509)		$(7,314)

Net pension and SERP costs included the following components:

Employee pension plan

	2006	2005	2004
	(Dollars in thousands)

Service cost	$3,723	$2,856	$2,127
Interest cost	2,077	1,741	1,488
Expected return on plan assets	(2,252)	(1,912)	(1,605)
Amortization of prior service cost	37	37	37
Amortization of actuarial loss	871	687	638

Net pension cost	$4,456	$3,409	$2,685

Supplemental Executive Retirement Plan

	2006	2005	2004
	(Dollars in thousands)

Service cost	$235	$257	$207
Interest cost	377	404	365
Transition obligation	11	11	10
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	97	167	103

Net pension cost	$721	$840	$686

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00% long-term rate of return on assets assumption listed below. The discount rate used in determining the benefit obligation is selected by reference to the year-end Moody’s AA rate.

	Pension Benefits		SERP Benefits
	Year Ending December 31,		Year Ending December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$—		$(16)
Prior service cost	(236)		(34)
Accumulated loss	(9,175)		(1,995)

Accumulated other comprehensive income	$(9,411)	$—	$(2,045)	$(457)
Cumulative employer contributions in excess of net periodic benefit cost	(98)	4,358	(5,269)	(4,778)

Net amount recognized in statement of financial position	$(9,509)	$4,358	$(7,314)	$(5,235)

Change in accumulated other comprehensive income
Additional minimum liability	$(541)	$—	$—	$(519)
Intangible asset offset	236	N/A	—	$62

Accumulated other comprehensive income	(305)	—	—	(457)

Net increase to accumulated other comprehensive income due to FAS 158	$(9,106)		$(2,045)

Weighted average assumptions:

	Pension		SERP
	Benefits		Benefits
	2006	2005	2006	2005

To determine benefit obligations at December 31,
Discount rate	5.75%	5.50%	5.75%	5.50%
Rate of average compensation increases	4.18%	4.18%	4.25%	4.25%
To Determine net periodic benefit cost at January 1,
Discount rate	5.50%	5.75%	5.50%	5.75%
Expected rate of return on plan assets	8.00%	8.00%	N/A	N/A
Rate of average compensation increases	4.18%	4.18%	4.25%	4.25%

	Pension Benefits		SERP Benefits
	December 31,		December 31,
	2006	2005	2006	2005
	(Dollars in thousands)		(Dollars in thousands)

Projected benefit obligation	$41,443	$36,063	$7,314	$7,882
Accumulated benefit obligation	32,573	28,322	5,238	5,297
Fair value of assets	31,934	28,699	—	—

The estimated prior service cost for the defined benefit pension plan and the supplement executive retirement plan that will be amortized from accumulated other comprehensive income into net periodic benefit cost over the next fiscal year is $37 thousand and $1 thousand, respectively.

Plan Assets

Our pension plan asset allocation at December 31, 2006, and 2005, and target allocation for 2006, by asset category are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2006	2005	2007

Equity securities
Domestic	57%	50%	50-65%
International	14	23	15-25%
Corporate bonds	25	16	15-25%
Cash equivalents	4	11	0-10%

	100%	100%

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

Cash Flows

Included in the cash equivalents are contributions we made of $2.9 million to the pension plan on December 31, 2005. This cash contribution was invested in early January of the subsequent year based on our target allocations. Since these cash contributions had not yet been reinvested at December 31, 2005, the percentage of plan assets by category above is skewed. We did not make a contribution to the pension plan in 2006 and do not currently plan to make a contribution in 2007.

Outflows from the pension plan are dependent on a number of factors, principally the retirement date; earnings at retirement; and the draw period for retirees. Our current estimated future benefit payments for the benefit plans are as follows (in thousands):

	Pension	SERP
	Benefits	Benefits

Expected benefit payments (in thousands):
2007	$864	$230
2008	989	225
2009	1,197	219
2010	1,458	214
2011	1,660	233
Years 2012-2016	11,440	1,826

Note 25 — Industry Segment Information

We have three principal business segments that provide a broad range of financial services. The commercial banking line of business provides commercial banking services. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The home equity lending line of business originates, purchases, sells and services first and second mortgage loans. As described in Note 2, we have recently exited the mortgage banking line of business. This segment, which we entered in 1981, is shown in the table below as “Discontinued Operations.” Our other segment primarily includes the parent company, our private equity portfolio and eliminations and a small amount of unsold items of our mortgage banking business.

The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.” Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)

2006
Net interest income	$113,844	$65,387	$108,133	$(65,026)	$222,338	$23,698	$246,036
Intersegment interest	5,148	(29,543)	(34,724)	59,119	—	—	—
Other revenue	18,173	8,018	14,738	3,692	44,621	14,285	58,906
Intersegment revenues	—	—	448	(448)	—	—	—

Total net revenues	137,165	43,862	88,595	(2,663)	266,959	37,983	304,942
Other expense	86,170	22,838	83,035	18,645	210,688	97,489	308,177
Intersegment expenses	2,762	1,117	2,932	(6,811)	—	—	—

Income (loss) before taxes	48,233	19,907	2,628	(14,497)	56,271	(59,506)	(3,235)
Income taxes	17,373	7,307	1,090	(6,900)	18,870	(23,832)	(4,962)

Net income (loss)	$30,860	$12,600	$1,538	$(7,597)	$37,401	$(35,674)	$1,727

Assets at December 31,	$3,103,547	$1,073,552	$1,617,219	$443,640			$6,237,958

2005
Net interest income	$95,131	$29,392	$104,645	$(25,008)	$204,160	$34,878	$239,038
Intersegment interest	10,341	(1,920)	(32,166)	23,745	—	—	—
Other revenue	16,686	7,437	33,667	(1,069)	56,721	63,765	120,486
Intersegment revenues	259	—	—	(259)	—	—	—

Total net revenues	122,417	34,909	106,146	(2,591)	260,881	98,643	359,524
Other expense	75,347	21,453	99,119	8,120	204,039	127,516	331,555
Intersegment expenses	1,715	771	3,220	(5,706)	—	—	—

Income (loss) before taxes	45,355	12,685	3,807	(5,005)	56,842	(28,873)	27,969
Income taxes	17,976	5,252	1,555	(4,188)	20,595	(11,613)	8,982

Net income (loss)	$27,379	$7,433	$2,252	$(817)	$36,247	$(17,260)	$18,987

Assets at December 31,	$3,162,398	$831,657	$1,602,400	$1,050,069			$6,646,524

2004
Net interest income	$84,318	$21,286	$110,601	$(17,664)	$198,541	$39,342	$237,883
Intersegment interest	1,992	—	(15,987)	13,995	—	—	—
Other revenue	17,749	6,275	67,847	(6,418)	85,453	198,076	283,529
Intersegment revenues	567	—	—	(567)	—	—	—

Total net revenues	104,626	27,561	162,461	(10,654)	283,994	237,418	521,412
Other expense	63,656	18,091	111,856	10,175	203,778	203,457	407,235
Intersegment expenses	1,794	691	2,923	(5,408)	—	—	—

Income (loss) before taxes	39,176	8,779	47,682	(15,421)	80,216	33,961	114,177
Income taxes	15,752	5,562	19,615	(9,437)	31,492	14,240	45,732

Net income (loss)	$23,424	$3,217	$28,067	$(5,984)	$48,724	$19,721	$68,445

Assets at December 31,	$2,622,877	$636,604	$992,979	$983,360			$5,235,820

Note 26 — Irwin Financial Corporation (Parent Only) Financial Information

The condensed financial statements of the parent company as of December 31, 2006 and 2005, and for the three years ended December 31, 2006 are presented below:

Condensed Balance Sheets

	December 31,
	2006	2005
	(Dollars in thousands)

Assets:
Cash and short-term investments	$839	$284
Investment in bank subsidiaries	689,654	679,447
Investments in non-bank subsidiaries	3,793	(33,300)
Loans to bank subsidiaries	64,618	65,640
Loans to non-bank subsidiaries	—	72,091
Other assets	10,953	19,778

	$769,857	$803,940

Liabilities:
Short-term borrowings	$—	$19,157
Long-term debt	233,868	270,125
Other liabilities	5,487	2,324

	239,355	291,606

Shareholders’ equity:
Preferred Stock	14,518	—
Common stock	116,192	112,000
Other shareholders’ equity	399,792	400,334

	530,502	512,334

	$769,857	$803,940

Condensed Statements of Income

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Income:
Dividends from non-bank subsidiaries	$348	$1,417	$—
Dividends from bank subsidiary	15,000	50,000	66,000
Interest income	3,443	4,218	7,142
Other	11,249	15,615	10,369

	30,040	71,250	83,511

Expenses:
Interest expense	20,082	23,983	24,101
Salaries and benefits	11,416	9,973	9,555
Other	5,754	6,191	6,584

	37,252	40,147	40,240

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(7,212)	31,103	43,271
Income tax benefit, less amounts charged to subsidiaries	(10,230)	(9,900)	(12,686)

	3,018	41,003	55,957
Equity in undistributed income of subsidiaries	(1,291)	(22,016)	12,488

Net income	$1,727	$18,987	$68,445

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Net income	$1,727	$18,987	$68,445
Adjustments to reconcile net income to cash provided by operating activities:
Equity in undistributed income of subsidiaries	1,291	22,016	(12,488)
Depreciation and amortization	2,853	2,652	727
(Decrease) increase in taxes payable	(8,800)	(11,442)	18,316
(Increase) decrease in interest receivable	(25)	661	(247)
Decrease in interest payable	(506)	(176)	(62)
Net change in other assets and other liabilities	14,600	(8,847)	2,725

Net cash provided by operating activities	11,140	23,851	77,416

Lending and investing activities:
Net (increase) decrease in loans to subsidiaries	1,022	(2,289)	(46,046)
Investments in subsidiaries	—	(5,081)	(15,575)
Net (purchases) sales of premises and equipment	(339)	15	(189)

Net cash provided (used) by lending and investing activities	683	(7,355)	(61,810)

Financing activities:
Net decrease in borrowings	—	(9,024)	(17,680)
Net proceeds related to the issuance of trust preferred stock	61,500	51,750	—
Redemption related to trust preferred stock	(77,509)	(51,750)	—
Proceeds from the sale of noncumulative perpetual preferred stock	14,518	—	—
Purchase of treasury stock	(4,363)	(1,201)	(407)
Proceeds from sale of stock for employee benefit plans	7,740	3,277	7,836
Dividends paid	(13,110)	(11,426)	(9,065)

Net cash used by financing activities	(11,224)	(18,374)	(19,316)

Net (decrease) increase in cash and cash equivalents	599	(1,878)	(3,710)
Effect of exchange rate changes on cash	(44)	1,051	98
Cash and cash equivalents at beginning of year	284	1,111	4,723

Cash and cash equivalents at end of year	$839	$284	$1,111

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$20,588	$24,159	$24,039

Income tax payments	$92,783	$14,920	$9,954

Non cash transactions:
Conversion of trust preferred to common stock	$20,248	$—	$—

Note 27 — Summary of Quarterly Financial Information (Unaudited)

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest income	$129,264	$123,788	$117,609	$111,467
Interest expense	(62,571)	(58,491)	(53,737)	(49,889)
Provision for loan and lease losses	(9,946)	(9,135)	(6,826)	(9,193)
Non-interest income	14,232	7,347	9,046	13,996
Non-interest expense	(55,717)	(50,864)	(51,295)	(52,814)
Income taxes	(4,615)	(3,550)	(5,828)	(4,877)

Net income from continuing operations	$10,647	$9,095	$8,969	$8,690

Net loss from discontinued operations	$(5,726)	$(13,302)	$(6,098)	$(10,548)

Net income (loss)	$4,921	$(4,207)	$2,871	$(1,858)

Earnings per share of common stock from continuing operations:
Basic(1)	$0.36	$0.31	$0.30	$0.30
Diluted(1)	0.35	0.30	0.30	0.30
Earnings (loss) per share of common stock:
Basic(1)	$0.17	$(0.14)	$0.10	$(0.06)
Diluted(1)	0.16	(0.14)	0.09	(0.07)

	2005
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest income	$107,526	$99,784	$85,584	$77,645
Interest expense	(44,219)	(40,852)	(29,331)	(24,670)
Provision for loan and lease losses	(8,905)	(5,955)	(8,966)	(3,480)
Non-interest income	8,345	13,515	15,764	19,899
Non-interest expense	(48,067)	(48,167)	(52,747)	(55,860)
Income taxes	(5,454)	(5,347)	(4,561)	(5,233)

Net income from continuing operations	$9,226	$12,978	$5,743	$8,301

Net (loss) income from discontinued operations	$(2,775)	$5,515	$(9,154)	$(10,846)

Net income (loss)	$6,451	$18,493	$(3,411)	$(2,545)

Earnings per share of common stock from continuing operations:
Basic(1)	$0.32	$0.45	$0.20	$0.29
Diluted(1)	0.32	0.45	0.20	0.29
Earnings (loss) per share of common stock:
Basic(1)	$0.23	$0.65	$(0.12)	$(0.09)
Diluted(1)	0.23	0.64	(0.12)	(0.09)

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding and the impact of antidilutive shares.

Certain prior period items have been reclassified between continuing and discontinued operations as a result of the ultimate disposition of assets associated with our mortgage banking segment. The tables below reflect the impact of these reclassified items on our 2005 quarterly financial information as disclosed in our previously filed third quarter 2006 Form 10-Q “as reported” column. The “as reclassified” columns below reflect our current expectation about the ultimate disposition of the remaining elements of the mortgage banking segment. In addition, we made a $138 thousand (after tax) reclassification in the third quarter of 2006 quarterly financial statements to decrease income from continuing operations and decrease the loss from discontinued operations. This reclassification had no impact on net loss for the quarter.

RECLASSIFIED QUARTERLY FINANCIAL INFORMATION

	For the Quarter Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As reported(1)	As reclassified	As reported(1)	As reclassified	As reported(1)	As reclassified
	(Dollars in thousands)

Net revenues	$69,887	$69,394	$64,833	$63,051	$67,725	$66,492
Other expense	(55,860)	(55,860)	(53,549)	(52,747)	(48,969)	(48,167)

Income before income taxes	14,027	13,534	11,284	10,304	18,756	18,325
Income taxes	(5,430)	(5,233)	(4,953)	(4,561)	(5,520)	(5,347)

Net income from continuing operations	8,597	8,301	6,331	5,743	13,236	12,978

Net (loss) income from discontinued operations	(11,142)	(10,846)	(9,742)	(9,154)	5,257	5,515

Net (loss) income	$(2,545)	$(2,545)	$(3,411)	$(3,411)	$18,493	$18,493

Earnings per share
Basic from continuing operations	$0.30	$0.29	$0.22	$0.20	$0.46	$0.45
Basic	(0.09)	(0.09)	(0.12)	(0.12)	0.65	0.65
Diluted from continuing operations	0.30	0.29	0.22	0.20	0.46	0.45
Diluted	(0.09)	(0.09)	(0.12)	(0.12)	0.64	0.64

(1)	As reported in our third quarter 2006 Form 10-Q

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2006.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in our proxy statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” “Current Directors,” and “Audit Committee” is incorporated herein by reference in response to this item. See also the section entitled “Executive Officers” in Part I, Item 1, “Business” of this Report on Form 10-K.

The following documents are posted on the Investor Relations (Corporate Governance) section of our website at www.irwinfinancial.com:

•	Our Code of Conduct (our code of business conduct and ethics), which is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is filed as Exhibit 14.1 to this Report on Form 10-K. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website.

•	Our Audit Committee Charter, which is Appendix A to our Proxy Statement.

•	Our Risk Management Committee Charter.

•	Our Compensation Committee Charter.

•	Our Governance (nominating) Committee Charter.

The Code of Conduct and the above-mentioned charters, together with our Corporate Governance Principles (corporate governance guidelines), are available in print to any shareholder who makes a request in writing to: Sue Elliott, Finance Department, Irwin Financial Corporation, 500 Washington Street, Columbus, IN 47201.

Item 11.	Executive Compensation.

The information contained in our proxy statement for the 2007 Annual Meeting of Shareholders in the section entitled “Compensation” is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in our proxy statement for the 2007 Annual Meeting of Shareholders in the section entitled ‘‘Principal Holders of Irwin Financial Securities,” “Securities Ownership of Directors and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in our proxy statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Transactions with Related Persons” and “Director Independence” is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services.

The information contained in our proxy statement for the 2007 Annual Meeting of Shareholders in the sections entitled “Auditor Fees,” and “Pre-approval of Services Rendered by Independent Auditors” is incorporated herein by reference in response to this item.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

Management Report on Responsibility for Financial Reporting

Report of Independent Registered Public Accounting Firm

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2006 and 2005

Consolidated Statements of Income for the years ended 2006, 2005 and 2004

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2006, 2005, and 2004

Consolidated Statements of Cash Flows for the years ended 2006, 2005, and 2004

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006.
3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007.
4.1	Specimen Common Stock Certificate.
4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)
10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)
10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)
10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended November 28, 2006.
10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)
10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)
10.8	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.9	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)
10.10	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.11	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.12	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)
10.13	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)
10.14	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)
10.15	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.16	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.17	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)
10.18	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.19	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.20	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.21	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)
10.22	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)
10.23	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.24	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)
10.25	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)
10.26	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)
10.27	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)
10.28	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)
10.29	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)
10.30	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)
10.31	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.32	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.33	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.34	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.).
10.35	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.36	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005. (Incorporated by reference to Exhibit 10.38 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.37	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.38	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. . (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.39	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.40	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.41	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006.

Exhibit
Number	Description of Exhibit

10.42	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.43	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.44	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.45	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007.
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Conduct.
21.1	Subsidiaries of Irwin Financial Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

By:	/s/ William I. Miller
William I. Miller
Chairman of the Board and Chief Executive Officer
Date: March 5, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ Sally A. Dean Sally A. Dean	Director	March 5, 2007

/s/ David W. Goodrich David W. Goodrich	Director	March 5, 2007

/s/ R. David Hoover R. David Hoover	Director	March 5, 2007

/s/ William H. Kling William H. Kling	Director	March 5, 2007

/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 5, 2007

/s/ John C. Mcginty, Jr John C. McGinty, Jr	Director	March 5, 2007

/s/ William I. Miller William I. Miller	Director, Chairman of the Board and Chief Executive Officer (principal executive officer)	March 5, 2007

/s/ Lance R. Odden Lance R. Odden	Director	March 5, 2007

/s/ Marita Zuraitis Marita Zuraitis	Director	March 5, 2007

/s/ Gregory F. Ehlinger Gregory F. Ehlinger	Senior Vice President and Chief Financial Officer (principal financial officer)	March 5, 2007

/s/ Jody A. Littrell Jody A. Littrell	First Vice President and Controller (principal accounting officer)	March 5, 2007