Form 10-Q
period 2007-03-31
IRWIN FINANCIAL CORP
filed 2007-05-07
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
☐ Yes ☑ No
As of April 24, 2007, there were outstanding 29,539,804 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$61,821	$145,765
Interest-bearing deposits with financial institutions	43,393	53,106
Residual interests	9,619	10,320
Investment securities- held-to-maturity (Fair value: $17,766 at March 31, 2007 and $17,893 at December 31, 2006)	18,038	18,066
Investment securities- available-for-sale	116,659	110,364
Loans held for sale	44,906	237,510
Loans and leases, net of unearned income — Note 3	5,414,778	5,238,193
Less: Allowance for loan and lease losses — Note 4	(84,876)	(74,468)

	5,329,902	5,163,725
Servicing assets — Note 5	30,105	31,949
Accounts receivable	70,591	208,585
Accrued interest receivable	24,567	26,470
Premises and equipment	38,671	36,211
Other assets	188,008	139,314
Assets held for sale — Note 2	41,456	56,573

Total assets	$6,017,736	$6,237,958

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$336,298	$687,626
Interest-bearing	1,748,012	1,756,109
Certificates of deposit over $100,000	1,363,087	1,107,781

	3,447,397	3,551,516
Short-term borrowings — Note 6	619,304	602,443
Collateralized debt — Note 7	1,102,025	1,173,012
Other long-term debt	233,885	233,889
Other liabilities	102,256	146,596

Total liabilities	5,504,867	5,707,456

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Noncumulative perpetual preferred stock - 15,000 authorized and issued	14,446	14,518
Common stock, no par value — authorized 40,000,000 shares; issued 29,890,917 shares and 29,879,773 shares as of March 31, 2007 and December 31, 2006; 430,316 shares 143,543 shares in treasury as of March 31, 2007 and December 31, 2006	116,246	116,192
Additional paid-in capital	1,688	1,583
Accumulated other comprehensive loss, net of deferred income tax benefit of $4,003 and $4,813 as of March 31, 2007 and December 31, 2006	(3,785)	(4,364)
Retained earnings	393,564	405,835

	522,159	533,764
Less treasury stock, at cost	(9,290)	(3,262)

Total shareholders’ equity	512,869	530,502

Total liabilities and shareholders’ equity	$6,017,736	$6,237,958

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$119,349	$97,886
Loans held for sale	4,942	11,406
Residual interests	270	664
Investment securities	2,457	1,485
Federal funds sold	20	26

Total interest income	127,038	111,467

Interest expense:
Deposits	33,451	29,682
Short-term borrowings	7,806	4,106
Collateralized debt	15,815	11,111
Other long-term debt	3,838	4,990

Total interest expense	60,910	49,889

Net interest income	66,128	61,578
Provision for loan and lease losses — Note 4	23,208	9,193

Net interest income after provision for loan and lease losses	42,920	52,385
Other income:
Loan servicing fees	5,912	8,108
Amortization and impairment of servicing assets	(4,950)	(5,902)
(Loss) gain from sales of loans and loans held for sale	(5,907)	2,768
Trading losses	(264)	(219)
Derivative (losses) gains, net	(1,089)	2,768
Other	5,484	6,473

	(814)	13,996

Other expense:
Salaries	25,735	25,303
Pension and other employee benefits	7,738	7,773
Office expense	2,337	2,094
Premises and equipment	5,628	5,035
Marketing and development	1,209	668
Professional fees	2,086	2,398
Other	7,552	9,543

	52,285	52,814

(Loss) income before income taxes from continuing operations	(10,179)	13,567
Provision for income taxes	(4,085)	4,877

Net (loss) income from continuing operations	(6,094)	8,690
Loss from discontinued operations, net of $2,742 and $7,026 income tax benefit, respectively — Note 2	(4,035)	(10,548)

Net loss	$(10,129)	$(1,858)

Earnings per share from continuing operations: — Note 9
Basic	$(0.22)	$0.30

Diluted	$(0.22)	$0.30

Earnings per share: — Note 9
Basic	$(0.35)	$(0.06)

Diluted	$(0.36)	$(0.07)

Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2007, and 2006

			Accumulated Other Comprehensive Income
						Defined	Additional			Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$(3,262)	$14,518
Net loss	(10,129)	(10,129)
Unrealized gain on investment securities net of $21 tax liability	31			31
Unrealized gain on derivatives net of $121 tax liability	183				183
Foreign currency adjustment	365		365

Other comprehensive income	579

Total comprehensive income	(9,550)
Cash dividends — common stock	(3,533)	(3,533)
Cash dividends — preferred stock	(352)	(352)
FAS 156 adoption	1,743	1,743
Tax benefit on stock option exercises	116						116
Stock option expense	363						363
Stock issuance costs	(72)									(72)
Stock:
Purchase of 359,848 shares	(7,668)								(7,668)
Sales of 74,199 shares	1,320						(374)	54	1,640

Balance at March 31, 2007	$512,869	$393,564	$3,249	$(313)	$153	$(6,874)	$1,688	$116,246	$(9,290)	$14,446

Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$50	$112,000	$(21,948)	$—
Net loss	(1,858)	(1,858)
Unrealized loss on investment securities net of $79 tax benefit	(119)			(119)
Unrealized loss on derivative net of $4 tax benefit	(6)				(6)
Foreign currency adjustment	(153)		(153)

Other comprehensive income	(278)

Total comprehensive income	(2,136)
Cash dividends	(3,268)	(3,268)
Tax benefit on stock option exercises	319						319
Stock option expense	253						253
Conversion of trust preferred shares to 1,013,938 shares of common stock	19,513	(1,058)						1,070	19,501
Stock:
Purchase of 48,303 shares	(950)								(950)
Sales of 124,386 shares	1,628	(508)					(300)	179	2,257

Balance at March 31, 2006	$527,693	$412,092	$3,188	$(492)	$748	$(274)	$322	$113,249	$(1,140)	$—

The accompanying notes are an integral part of the consolidated financial statements.

CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months ended March 31,
	2007	2006
	(Dollars in thousands)
(Loss) Income from continuing operations	$(6,094)	$8,690
Loss from discontinued operations	(4,035)	(10,548)

Net Loss	(10,129)	(1,858)
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,356	1,486
Amortization and impairment of servicing assets	5,199	15,562
Provision for loan and lease losses	23,208	9,240
Loss (gain) from sales of loans held for sale	10,155	(18,117)
Originations and purchases of loans held for sale	(208,830)	(2,565,909)
Proceeds from sales and repayments of loans held for sale	233,201	2,622,218
Net decrease in residuals	971	8,383
Net decrease in accounts receivable	137,994	30,036
Other, net	(92,243)	(29,209)

Net cash provided by operating activities	101,882	71,832

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	127	45
Available-for-sale	974	913
Purchase of investment securities:
Held-to-maturity	(100)	—
Available-for-sale	(7,240)	(692)
Net decrease (increase) in interest-bearing deposits	9,713	(14,035)
Net increase in loans, excluding sales	(44,957)	(353,095)
Proceeds from sale of loans	28,023	122,635
Other, net	(4,120)	(2,729)

Net cash used by investing activities	(17,580)	(246,958)

Financing activities:
Net (decrease) increase in deposits	(104,118)	175,507
Net increase (decrease) in short-term borrowings	16,861	(254,284)
Proceeds from issuance of collateralized debt	27,206	335,384
Repayments of collateralized debt	(98,208)	(90,068)
Proceeds from the issuance of trust preferred securities	—	31,500
Redemption of trust preferred securities and other long term debt	(4)	(32,112)
Purchase of treasury stock for employee benefit plans	(7,668)	(950)
Proceeds from sale of stock for employee benefit plans	1,436	1,947
Dividends paid	(3,885)	(3,268)

Net cash (used) provided by financing activities	(168,380)	163,656

Effect of exchange rate changes on cash	134	(74)

Net decrease in cash and cash equivalents	(83,944)	(11,544)
Cash and cash equivalents at beginning of period	145,765	155,486

Cash and cash equivalents at end of period	$61,821	$143,942

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$59,659	$54,685

Income taxes paid	$6,152	$4,103

Noncash transactions:
Adoption of FAS 156	$1,743	$—

Loans transferred from held-for-sale to held-for-investment	$166,773	$—

Other real estate owned	$2,664	$2,103

Conversion of trust preferred stock to common stock	$—	$19,513

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance and home equity lending. We are in the process of exiting the mortgage banking segment. Our direct and indirect subsidiaries include, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Commercial Finance Corporation, Irwin Home Equity Corporation and Irwin Mortgage Corporation (IMC). Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.
     Because we are in the process of exiting the mortgage banking line of business, the financial statements and footnotes within this report conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Certain of the balance sheet assets related to this line of business are being reported as assets held for sale. See Note 2 for additional information.
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
     Servicing Assets: When we securitize or sell loans, we periodically retain the right to service the underlying loans sold. A portion of the cost basis of loans sold is allocated to this servicing asset based on its fair value relative to the loans sold and the servicing asset combined. Prior to the January 1, 2007, all servicing rights were carried at lower of cost or fair market value. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Prior to January 1, 2007, all servicing assets were amortized over the period of and in proportion to estimated net servicing income.
     For servicing assets associated with second mortgages and high loan-to-value first mortgages, the fair value measurement method of reporting these servicing rights was elected beginning January 1, 2007, in accordance with SFAS 156, “Accounting for Servicing of Financial Assets.” Under the fair value method, we measure servicing assets at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. All remaining servicing rights follow the amortization method for subsequent measurement whereby these servicing rights are amortized in proportion to and over the period of estimated net servicing income.
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
     Recent Accounting Developments: In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We elected the fair value treatment for servicing rights associated with high loan to value first lien and second mortgage loans at our home equity lending line of business. Implementation of the fair value treatment under SFAS 156 resulted in a one-time increase to retained earnings of $1.7 million. This represents the after-tax effect of the $2.9 million fair value adjustment to the mortgage servicing asset as of January 1, 2007.
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
     In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure certain financial instruments at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is permitted as of January 1, 2007. We elected not to early adopt this statement. We are currently evaluating this new statement and have not yet determined the ultimate impact it will have on our financial statements once it becomes effective in 2008.
     Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, we did not recognize any material adjustment in our liability for unrecognized tax benefits. As of January 1, 2007, our unrecognized tax benefits were $10.7 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of March 31, 2007, our unrecognized tax benefits were $15.9 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods.

     Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $0.8 million accrued for interest and no accrual for penalties related to unrecognized tax benefits. As of March 31, 2007, we have approximately $1.0 million accrued for interest related to unrecognized tax benefits.
     Tax years 2003-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2002-2006.
     Reclassifications: Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Discontinued Operations
     In 2006, we sold the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights to five separate buyers. In January 2007, we transferred a nominal amount of assets associated with this segment’s servicing platform (but not mortgage servicing rights) to a sixth buyer. We have some staff continuing to work at IMC through the wind-down of our remaining assets, such as construction loans and repurchased loans. The majority of the cash proceeds from the sales have been collected.
     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet. .

	Three Months Ended March 31,
	2007	2006
Net revenues	$(4,721)	$8,361
Other expense	(2,056)	(25,935)

Loss before income taxes	(6,777)	(17,574)
Income taxes	2,742	7,026

Net loss from discontinued operations	$(4,035)	$(10,548)

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Loans, net of allowance, and Loans held for sale	$33,983	$48,555
Net servicing asset	135	385
Other assets	7,338	7,633

Assets held for sale	$41,456	$56,573

Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,258,059	$2,249,988
Residential real estate-construction	379,064	377,601
Residential real estate-mortgage	1,685,549	1,522,616
Consumer	29,600	31,581
Commercial financing
Franchise financing	696,445	699,969
Domestic leasing	302,080	296,056
Canadian leasing	367,687	358,783
Unearned income
Franchise financing	(215,153)	(211,480)
Domestic leasing	(43,433)	(42,782)
Canadian leasing	(45,120)	(44,139)

Total	$5,414,778	$5,238,193

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31, 2007	December 31, 2006
	And the Quarter	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	23,208	35,101
Charge-offs	(15,167)	(30,810)
Recoveries	2,697	11,208
Reduction due to reclassification or sale of loans	(351)	(246)
Foreign currency adjustment	21	(8)

Balance at end of period	$84,876	$74,468

Note 5 — Servicing Assets
     We adopted the fair value treatment for servicing assets associated with our second mortgage and high loan-to-value first mortgage portfolios as of January 1, 2007. The effect of remeasuring the selected servicing assets at fair value was reported as a cumulative-effect adjustment to retained earnings, increasing retained earnings $1.7 million, net of tax. Changes in fair value subsequent to adoption were recorded through “amortization and impairment of servicing assets.” All other first mortgage loans continue to be accounted for using the amortization method with impairment recognized. These mortgage servicing assets are recorded at lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired.
     We estimate the fair value of the servicing assets using a cash flow model to project future expected cash flows based upon a set of valuation assumptions we believe market participants would use for similar assets. The primary assumptions we use for valuing our mortgage servicing assets include prepayment speeds, default rates, cost to service and discount rates. We review these assumptions on a regular basis to ensure that they remain consistent with current market conditions. Additionally, we periodically receive third party estimates of the portfolio value from independent valuation firms. Inaccurate assumptions in valuing mortgage servicing rights could adversely affect our results of operations. For servicing rights accounted for under the amortization method, we also review these mortgage servicing assets for other-than-temporary impairment each quarter and recognize a direct write-down when the recoverability of a recorded valuation allowance is determined to be remote. Unlike a valuation allowance, a direct write-down permanently reduces the unamortized cost of the mortgage servicing rights asset and the valuation allowance, precluding subsequent reversals.
     Changes in our fair value servicing assets are shown below:

	March 31, 2007	December 31, 2006
	And the Quarter	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$27,725	$—
Gain from initial adoption of SFAS 156	2,905	—
Changes in fair value	(4,566)	—

Mortgage servicing asset from continuing operations	$26,064	$—

 We have established a gain (loss)account to record servicing assets at their fair market value in “amortization and impairment of servicing assets.”

Changes in our amortizing servicing assets are shown below:

	March 31, 2007	December 31, 2006
	And the Quarter	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$31,949	$34,445
Initial adoption of SFAS 156	(27,725)	—
Additions	201	17,884
Amortization	(316)	(21,027)
(Impairment) recovery	(68)	647

Mortgage servicing asset from continuing operations	$4,041	$31,949

     We have established a valuation allowance to record amortizing servicing assets at their lower of cost or market value. Changes in the allowance are summarized below:

	March 31, 2007	December 31, 2006
	And the Quarter	And the Year
	Then Ended	Then Ended
Balance at beginning of year	$483	$1,152
Transfer of assets from amortizing to fair value	(332)	—
Impairment (recovery)	68	(647)
Reclass for sales of servicing and clean up calls	—	(22)

Valuation allowance from continuing operations	$219	$483

Note 6 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$537,211	$371,693
Federal funds	82,000	230,500
Other	93	250

Total	$619,304	$602,443

Weighted average interest rate	4.93%	4.49%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 5.6% to 6.2% at March 31, 2007.
     We have three lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, net income, consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. Due to our net loss in the first quarter of 2007, we requested and obtained waivers for a parent company credit facility with respect to certain profitability-based covenants. As a result of these waivers, we are in compliance with all applicable covenants as of March 31, 2007.
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

		Weighted
		Average
		Interest Rate at
	Contractual	March 31,	March 31,	December 31,
	Maturity	2007	2007	2006
			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note			$—	$5,797
Canadian asset backed notes:
Note 1	revolving	5.5	33,576	30,611
Note 2	3/2012	4.1	183,113	179,508
Note 3	10/2009	4.5	6,866	8,157
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.7	40,472	50,072
Variable rate subordinate note	12/2034	6.5	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.5	28,974	40,972
Fixed rate senior note	6/2035	5.0	90,487	94,129
Variable rate subordinate note	6/2035	7.1	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(82)	(90)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.5	85,762	102,252
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(16)	(19)
2006-2 asset backed notes:
Variable rate senior note	2/2036	5.4	121,408	136,386
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(18)	(21)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	5.5	116,550	130,326
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(10)	(11)

Total			$1,102,025	$1,173,012

Note 8 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Service cost	$1,129	$1,054
Interest cost	686	581
Expected return on plan assets	(638)	(603)
Amortization of prior service cost	12	12
Amortization of actuarial loss	176	284

Net periodic benefit cost	$1,365	$1,328

     As of March 31, 2007, we have not made any contributions to our pension plan in the current year and currently do not need to contribute to this plan in 2007 to maintain its funding status.
Note 9 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended March 31, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
		(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(6,094)	$(352)	$(6,446)	$(189)	$(6,635)
From Discontinued Operations	(4,035)	—	(4,035)	—	(4,035)

Total Net Loss for All Operations	$(10,129)	$(352)	(10,481)	(189)	(10,670)

Shares			29,623	134	29,757

Per-share from Continuing Operations			$(0.22)	$—	$(0.22)

Per-share amount for All Operations			$(0.35)	$(0.01)	$(0.36)

	Three Months ended March 31, 2006
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
		(Dollars in thousands, except per share amounts)
Net income available to common shareholders:
From Continuing Operations	$8,690	$—	$8,690	$(70)	$8,620
From Discontinued Operations	(10,548)	—	(10,548)	—	(10,548)

Total Net Loss for All Operations	$(1,858)	$—	(1,858)	(70)	(1,928)

Shares			28,939	208	29,147

Per-share from Continuing Operations			$0.30	$—	$0.30

Per-share amount for All Operations			$(0.06)	$(0.01)	$(0.07)

     At March 31, 2007 and 2006, 1,876,880 and 1,660,179 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
Note 10 — Industry Segment Information
     We have three principal business segments that provide a broad range of financial services. The commercial banking line of business provides commercial banking services. The commercial finance line of business originates leases and loans against commercial equipment and real estate. The home equity lending line of business provides consumer mortgage products and services.

As described in Note 2, we have recently exited the conforming, conventional mortgage banking line of business. This segment is shown in the table below as “Discontinued Operations.” Our other segment primarily includes the parent company, our private equity portfolio and eliminations and a small amount of unsold items of our mortgage banking business.
     The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.” Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Three Months Ended March 31, 2007
Net interest income	$25,913	$17,469	$17,128	$(17,590)	$42,920	$(340)	$42,580
Intersegment interest	(968)	(8,940)	(7,652)	17,560	—	—	$—
Other revenue	3,947	2,791	(6,897)	(655)	(814)	(4,381)	$(5,195)
Intersegment revenues	—	—	101	(101)	—	—	$—

Total net revenues	28,892	11,320	2,680	(786)	42,106	(4,721)	37,385
Other expense	23,440	6,782	18,914	3,149	52,285	2,056	$54,341
Intersegment expenses	851	352	667	(1,870)	—	—	$—

Income (loss) before taxes	4,601	4,186	(16,901)	(2,065)	(10,179)	(6,777)	(16,956)
Income taxes	1,438	1,595	(6,752)	(366)	(4,085)	(2,742)	$(6,827)

Net income (loss)	$3,163	$2,591	$(10,149)	$(1,699)	$(6,094)	$(4,035)	$(10,129)

Assets at March 31, 2007	$3,245,400	$1,071,924	$1,586,174	$114,238			$6,017,736

For the Three Months Ended March 31, 2006
Net interest income	$26,511	$8,910	$26,837	$(9,873)	$52,385	$6,936	$59,321
Intersegment interest	1,875	(382)	(9,721)	8,228	—	—	$—
Other revenue	4,186	2,149	7,387	274	13,996	1,425	$15,421
Intersegment revenues	82	—	—	(82)	—	—	$—

Total net revenues	32,654	10,677	24,503	(1,453)	66,381	8,361	74,742
Other expense	20,787	5,672	21,854	4,501	52,814	25,935	$78,749
Intersegment expenses	684	265	917	(1,866)	—	—	$—

Income (loss) before taxes	11,183	4,740	1,732	(4,088)	13,567	(17,574)	(4,007)
Income taxes	4,421	1,849	698	(2,091)	4,877	(7,026)	$(2,149)

Net income (loss)	$6,762	$2,891	$1,034	$(1,997)	$8,690	$(10,548)	$(1,858)

Assets at March 31, 2006	$3,189,066	$875,405	$1,651,316	$1,081,055			$6,796,842

Note 11 — Commitments and Contingencies
Culpepper v. Inland Mortgage Corporation
     In this lawsuit, filed in April 1996, the plaintiffs had obtained class action status for their complaint alleging that Irwin Mortgage violated the federal Real Estate Settlement Procedures Act (RESPA) relating to Irwin Mortgage’s payment of broker fees to mortgage brokers. On February 7, 2006, the United States District Court for the Northern District of Alabama dismissed this case by granting the motions of Irwin Mortgage Corporation, our indirect subsidiary (formerly Inland Mortgage Corporation), to decertify the class and for summary judgment, and by denying the plaintiffs’ motion for summary judgment. The plaintiffs filed a notice of appeal with the Court of Appeals for the 11th Circuit. The Court of Appeals held oral argument on the appeal on November 15, 2006. If the plaintiffs were to prevail on appeal and in a subsequent trial on the merits, Irwin Mortgage could be liable for RESPA damages that could be material to our financial position. However, we believe the 11th Circuit’s RESPA ruling in a case similar to ours would support a decision in our case affirming the trial court in favor of Irwin Mortgage. In the similar case, the 11th Circuit expressly recognized it was, in effect, overruling its prior decision in our case. We therefore have not established any reserves for this case.

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
White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
     On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs allege that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs seek certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claim injury due to Irwin’s lending practices. The plaintiffs are seeking damages under the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act for, among other things, relief from further interest payments on their loans, reimbursement of interest, charges, fees and costs already paid, including prepayment penalties paid by the class, and damages of three times the amount of all allegedly excessive or illegal charges paid, plus attorneys’ fees, expenses and costs. In the alternative, the plaintiffs seek arbitration as provided for in their mortgage notes. On February 17, 2006, Irwin filed a notice of removal and removed the case from state to federal court. On March 17th, 2006 the plaintiffs filed a motion to remand the action back to state court and also filed an amended complaint emphasizing the alleged state law basis for their claims. Irwin believes, however, that the plaintiffs’ state law claims are completely preempted by Section 27 of the FDIC Act. On April 24, 2006, the plaintiffs initiated a class arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.). On October 13, 2006, the parties tentatively agreed to settle this matter for a nonmaterial amount. The settlement agreement is being reviewed by the arbitrator.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in our asset quality, loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force;

•	the relative profitability of our lending operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the memorandum of understanding entered into as of March 1, 2007 between Irwin Union Bank and Trust and the Federal Reserve Bank of Chicago;

•	changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of our remaining assets and obligations of our discontinued mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.
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
     We have developed five tactics to meet these goals:
     1. Identify market niches. We focus on product or market niches in financial services where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We do not believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.
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
Critical Accounting Policies
     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Our Annual Report on Form 10-K for the year ended 2006 provides a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment.
Consolidated Overview

	For the Three Months Ended
	March 31,
	2007	2006	% Change
Net (loss) income from continuing operations (in thousands)	$(6,094)	$8,690	NM
Net loss including discontinued operations (in thousands)	(10,129)	(1,858)	-445.2%
Basic earnings per share from continuing operations	(0.22)	0.30	NM
Basic earnings per share including discontinued operations	(0.35)	(0.06)	-483.3%
Diluted earnings per share from continuing operations	(0.22)	0.30	NM
Diluted earnings per share including discontinued operations	(0.36)	(0.07)	-414.3%
Return on average equity from continuing operations	(4.7)%	6.8%	NM
Return on average assets from continuing operations	(0.4)%	0.5%	NM
     As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant to the sale of the assets of our mortgage banking line of business and specifically exclude results for those operations now designated “Discontinued Operations”.
Consolidated Income Statement Analysis
Net Income From Continuing Operations
     We recorded a net loss from continuing operations of $6.1 million for the three months ended March 31, 2007, down $14.8 million from net income from continuing operations of $8.7 million for the three months ended March 31, 2006. Net loss per share from continuing operations (diluted) was $0.22 for the quarter ended March 31, 2007, compared to net income per share of $0.30 for the first quarter of 2006. Return on equity from continuing operations was (4.7)% for the three months ended March 31, 2007 and 6.8% for the same period in 2006. Our consolidated performance in the first quarter of 2007 was negatively affected primarily by three factors: a loss in the home equity segment as a result of a disruption in the secondary markets, an impaired commercial credit, and slow loan and deposit growth in commercial banking. The disruption in the consumer mortgage market has been more significant than most observers had predicted and there are now fewer buyers for non-conforming mortgage products. Secondly, we determined that a large loan in Michigan was impaired due to apparent misrepresentations about collateral by the borrower discovered during the first quarter of 2007. This appears to have been an isolated event. Finally, we believe the slowing of growth in the commercial banking segment is attributable to a combination of decreased demand and some turn-over in our local market leadership of established branches primarily in the Midwest.
Net Interest Income From Continuing Operations
     Net interest income from continuing operations for the three months ended March 31, 2007 totaled $66 million, up 7% from the first quarter 2006 net interest income of $62 million. Net interest margin for the three months ended March 31, 2007 was 4.66% up slightly compared to 4.58% for the same period in 2006. The following table shows our daily average consolidated balance sheet for continuing and discontinued operations, interest rates and interest differential at the dates indicated:

	For the Three Months Ended March 31,
	2007			2006
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$56,768	$680	4.86%	$78,254	$617	3.20%
Federal funds sold	1,386	20	5.85%	2,774	26	3.80%
Residual interests	10,155	270	10.78%	18,797	664	14.33%
Investment securities	130,070	1,777	5.54%	107,016	868	3.29%
Loans held for sale	269,832	5,626	8.46%	1,236,739	25,228	8.27%
Loans and leases, net of unearned income (1)	5,255,104	119,489	9.22%	4,628,111	98,095	8.60%

Total interest earning assets	5,723,315	$127,862	9.06%	6,071,691	$125,498	8.38%
Noninterest-earning assets:
Cash and due from banks	72,781			106,670
Premises and equipment, net	36,782			31,485
Other assets	306,319			516,073
Less allowance for loan and lease losses	(77,096)			(61,960)

Total assets	$6,062,101			$6,663,959

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$298,977	$1,780	2.41%	$428,978	$2,489	2.35%
Money market savings	1,128,166	12,481	4.49%	1,143,100	10,771	3.82%
Regular savings	125,004	678	2.20%	137,560	548	1.62%
Time deposits	1,483,026	18,512	5.06%	1,529,061	15,874	4.21%
Short-term borrowings	645,767	8,428	5.29%	718,464	10,156	5.73%
Collateralized debt	1,141,472	15,815	5.62%	892,633	11,111	5.05%
Other long-term debt	233,887	4,380	7.59%	264,723	5,988	9.17%

Total interest-bearing liabilities	$5,056,299	$62,074	4.98%	$5,114,519	$56,937	4.51%
Noninterest-bearing liabilities:
Demand deposits	369,518			744,113
Other liabilities	109,131			286,812
Shareholders’ equity	527,153			518,515

Total liabilities and shareholders’ equity	$6,062,101			$6,663,959

Net interest income		$65,788			$68,561
Net interest income to average interest earning assets			4.66%			4.58%

Net interest income from discontinued operations		(340)			6,983

Net interest income from continuing operations		$66,128			$61,578

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses From Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended March 31, 2007 was $23 million, compared to $9 million for the same period in 2006. More information on this subject is contained in the section on “credit risk.”
Noninterest Income From Continuing Operations
     Noninterest income during the first quarter of 2007 totaled $(0.8) million, compared to $14 million for the first three months of 2006. The decrease related primarily to the home equity line of business where there were valuation adjustments on loans held for sale of $8 million during the first quarter of 2007. Also at the home equity business, servicing revenue declined by $1 million and derivative gains declined by $3 million during the first quarter of 2007 compared to 2006. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Noninterest Expense From Continuing Operations
     Noninterest expenses for the three months ended March 31, 2007 totaled $52 million, down slightly from $53 million for the same period in 2006.
Income Tax Provision From Continuing Operations
     Income tax benefit for the three months ended March 31, 2007 totaled $4 million, compared to tax provision of $5 million during the same period in 2006. Our effective tax rate was 40% during the first quarter of 2007, compared to 36% during the same period in 2006.
Consolidated Balance Sheet Analysis
     Total assets at March 31, 2007 were $6.0 billion, down 4% from December 31, 2006. Average assets for the first quarter of 2007 were $6.1 billion, down 7% from the average assets for the year 2006. The decline in the consolidated average balance sheet reflects the sale of the majority of the mortgage banking line of business assets. At March 31, 2007 $41 million of assets from our mortgage banking segment were classified as assets held for sale on our balance sheet pending the planned sale of these assets.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,830	$13,730
Obligations of states and political subdivisions	3,436	3,545
Mortgage-backed securities	49,937	45,187
Other	67,494	65,968

Total	$134,697	$128,430

     Included within the “other” category were $63 million at March 31, 2007 and December 31, 2006 of FHLBI and Federal Reserve Bank stock, which are redeemable at cost.
Loans Held For Sale
     Loans held for sale totaled $45 million at March 31, 2007, a decrease from a balance of $238 million at December 31, 2006. The reduction occurred primarily at our home equity line of business where we reclassified $167 million of mortgage loans held for sale to held for investment reflecting our decision not to sell into weak secondary market conditions. Details related to this reclassification are discussed later in the “home equity lending” section of this document.

Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At March 31, 2007, 94% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,258,059	$2,249,988
Residential real estate-construction	379,064	377,601
Residential real estate-mortgage	1,685,549	1,522,616
Consumer	29,600	31,581
Commercial financing
Franchise financing	696,445	699,969
Domestic leasing	302,080	296,056
Canadian leasing	367,687	358,783
Unearned income
Franchise financing	(215,153)	(211,480)
Domestic leasing	(43,433)	(42,782)
Canadian leasing	(45,120)	(44,139)

Total	$5,414,778	$5,238,193

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31, 2007	December 31, 2006
	And the Quarter	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	23,208	35,101
Charge-offs	(15,167)	(30,810)
Recoveries	2,697	11,208
Reduction due to reclassification or sale of loans	(351)	(246)
Foreign currency adjustment	21	(8)

Balance at end of period	$84,876	$74,468

Deposits
     Total deposits for the first quarter of 2007 averaged $3.4 billion compared to deposits for the year 2006 that averaged $4.0 billion. Demand deposits for the first quarter of 2007 averaged $370 million, a 51% decrease over the average balance for the year 2006. Demand deposits totaling $0.4 billion in 2006 related to deposits at Irwin Union Bank and Trust Company (IUBT) which were associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. These escrow accounts were transferred out of IUBT in early 2007 in connection with the transfer of mortgage servicing rights at the mortgage banking line of business.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2007, institutional broker-sourced deposits totaled $0.6 billion, compared to $0.5 billion at December 31, 2006.

Short-Term Borrowings
     Short-term borrowings during the first quarter of 2007 averaged $646 million compared to an average of $718 million for the year 2006. Short-term borrowings totaled $619 million at March 31, 2007 compared to $602 million at December 31, 2006. The decrease in average short-term borrowings in the first quarter relative to 2006 relates to securitized financing activities at the home equity lending line of business during the 2006. Proceeds from these financings were used to pay down short-term borrowings.
     Federal Home Loan Bank borrowings averaged $426 million for the quarter ended March 31, 2007, with an average rate of 5.09% and the balance at March 31, 2007 was $537 million at an interest rate of 5.10%. The maximum outstanding during any month end during 2007 was $537 million. Federal Home Loan Bank borrowings averaged $322 million for the year ended December 31, 2006, with an average rate of 4.90% and the balance at December 31, 2006 was $372 million at an interest rate of 5.02%. The maximum outstanding during any month end during 2006 was $609 million.
     Federal Funds borrowings averaged $204 million for the quarter ended March 31, 2007, with an average rate of 4.56%. The balance at March 31, 2007 was $82 million at an interest rate of 4.33%. The maximum outstanding during any month end during 2007 was $235 million. Federal Funds borrowings averaged $167 million for the year ended December 31, 2006, with an average rate of 4.18%. The balance at March 31, 2006 was $231 million at an interest rate of 3.50%. The maximum outstanding during any month end during 2006 was $280 million.
Collateralized and Other Long-Term Debt
     Collateralized borrowings totaled $1.1 billion at March 31, 2007, down slightly from $1.2 billion at December 31, 2006. The bulk of these borrowings resulted from securitization of portfolio loans at the home equity lending line of business that results in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans.
     Other long-term debt totaled $234 million at March 31, 2007 and December 31, 2006. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at March 31, 2007. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we deconsolidate the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”
Capital
     Shareholders’ equity averaged $527 million during the first quarter of 2007, relatively unchanged from the average for the year 2006. Shareholders’ equity balance of $513 million at March 31, 2007 represented $16.92 per common share, compared to $17.30 per common share at December 31, 2006. We paid $3.5 million in common dividends in the first quarter of 2007, reflecting an increase of $0.01 per share compared to a year ago. We also paid $0.4 million in preferred dividends on our noncumulative perpetual preferred stock during the first quarter of 2007.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital	$687,341	$712,403
Tier 2 capital	132,283	125,351

Total risk-based capital	$819,624	$837,754

Risk-weighted assets	$6,095,652	$6,258,927
Risk-based ratios:
Tier 1 capital	11.3%	11.4%
Total capital	13.5	13.4
Tier 1 leverage ratio	11.3	11.5
Ending shareholders’ equity to assets	8.5	8.5
Average shareholders’ equity to assets	8.7	8.1

     At March 31, 2007, our total risk-adjusted capital ratio was 13.5% exceeding our internal minimum at Irwin Union Bank and Trust of 12.0%. At December 31, 2006, our total risk-adjusted capital ratio was 13.4%. Our ending equity to assets ratio at March 31, 2007 was 8.5% unchanged from December 31, 2006. Our Tier 1 capital totaled $687 million as of March 31, 2007, or 11.3% of risk-weighted assets.
     Retained earnings increased by $1.7 million during the quarter reflecting the impact of our adoption of FAS 156 related to accounting for mortgage servicing rights. In accordance with this newly-effective pronouncement, we recorded as a cumulative-effect in fair value adjustment to retained earnings as of the beginning of the year.
Cash Flow Analysis
     Our cash and cash equivalents decreased $84 million during the first quarter of 2007 compared to an increase of $12 million during the same period in 2006. Cash flows from operating activities provided $102 million in cash and cash equivalents in the first quarter of 2007 compared to the first quarter of 2006 when our operations provided $72 million in cash and cash equivalents. The largest contributor to this increase was the decline in our accounts receivable related to collections on our servicing sales. Cash flows from financing activities declined $168 million in the first quarter of 2007 compared to an increase during the same period in the prior year of $164 million. This decline in cash from financing activities relates primarily to the decrease in escrow deposits in connection with the sale of the mortgage banking line of business.
Earnings Outlook
     We do not provide specific earnings or earnings per share guidance. Our strategy is to seek opportunities for well-controlled, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. We believe this strategy can, over time, provide above market growth rates in earnings per share and return on equity. Prior to 2005, a meaningful amount of our earnings, in many years, came from our conforming conventional first mortgage segment. We decided to exit this line of business in 2006. Opportunities in our remaining three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. We believe this growth will contribute in a meaningful way to the Corporation’s future success.
     Home equity is an important segment for us, although it is currently performing at an unacceptable level. The segment provides credit and geographic diversification for commercial portfolios. We also believe it can play an important role in internal capital generation in the long run, allowing us simultaneously to earn a good return on the capital deployed in the segment and, by turning its balance sheet frequently, to generate excess capital to grow the commercial segments. We are in the midst of significant structural changes in this segment and currently the external market environment is undergoing extensive disruption. Nonetheless, as our initiatives take hold and the external market environment normalizes, we believe that this segment can achieve both our financial goals of double digit earnings growth and a return in excess of the cost of capital.
     Our consolidated performance in the first quarter of 2007 was negatively affected by three factors: a loss in the home equity segment as a result of a disruption in the secondary markets, an impaired commercial credit, and slow loan and deposit growth in commercial banking. The disruption in the consumer mortgage market has been more significant than most observers had predicted and there are now fewer buyers for non-conforming mortgage products. We believe, however, that over time liquidity will be restored for non-conforming mortgages with prime or near-prime credit risk. Secondly, we determined that a large loan in Michigan was impaired due to apparent misrepresentations about collateral by the borrower discovered during the first quarter of 2007. This appears to have been an isolated event. We have taken steps to retrain on best practices in collateral review procedures and have embarked on an extensive review of all material commercial credits in Michigan by our credit risk management staff and intend to push our improved practices throughout our footprint. Finally, we believe the slowing of growth in the commercial banking segment is attributable to a combination of decreased demand and some turn-over in our local market leadership of established branches primarily in the Midwest. We have continued to get good growth in our newer markets in the West and we have put in place new processes which we believe will enhance growth in coming quarters.
     As discussed in Note 2 to the Financial Statements, we are reporting the results of mortgage banking business as discontinued operations.

Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended
	March 31,
	2007	2006
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$3,163	$6,762
Commercial Finance	2,591	2,891
Home Equity Lending	(10,149)	1,034
Other (including consolidating entries)	(1,699)	(1,997)

Net (loss) income from continuing operations	(6,094)	8,690
Discontinued operations	(4,035)	(10,548)

Net loss	$(10,129)	$(1,858)

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$57,473	$53,485
Interest expense	(27,887)	(23,623)

Net interest income	29,586	29,862
Provision for loan and lease losses	(4,641)	(1,476)
Other income	3,947	4,268

Total net revenue	28,892	32,654
Operating expense	(24,291)	(21,471)

Income before taxes	4,601	11,183
Income taxes	(1,438)	(4,421)

Net income	$3,163	$6,762

Performance Ratios:
Return on Average Equity	5.56%	13.87%

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,245,400	$3,103,547
Securities and short-term investments	249,211	55,116
Loans and leases	2,895,784	2,901,029
Allowance for loan and lease losses	(26,928)	(27,113)
Deposits	2,816,745	2,635,380
Shareholder’s equity	232,314	241,556
Daily Averages:
Assets	$3,108,610	$3,143,439
Loans and leases	2,894,326	2,797,853
Allowance for loan and lease losses	(27,333)	(26,175)
Deposits	2,721,869	2,826,446
Shareholder’s equity	230,498	218,076
Shareholder’s equity to assets	7.41%	6.95%

  Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.
Portfolio Characteristics
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	March 31,			December 31,
	2007			2006
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
	(Dollars in thousands)
Indianapolis	$558,370	19.3%	7.6%	$561,343	19.3%	7.6%
Western and Central Michigan	497,433	17.2	7.7	519,348	17.9	7.7
Southern Indiana	456,454	15.8	7.2	475,051	16.4	7.2
Phoenix	442,131	15.3	7.8	452,919	15.6	7.9
Las Vegas	160,863	5.6	8.2	154,218	5.3	8.1
Other	780,533	26.8	7.8	738,150	25.5	7.9

Total	$2,895,784	100.0%	7.7%	$2,901,029	100.0%	7.7%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon

Indianapolis	$230,629	9.8%	3.1%	$259,835	10.8%	2.4%
Western and Central Michigan	222,641	9.4	3.6	231,666	9.7	3.4
Southern Indiana	737,131	31.2	3.1	630,060	26.3	2.8
Phoenix	177,878	7.5	3.6	179,502	7.5	3.4
Las Vegas	428,279	18.1	4.3	467,708	19.5	4.1
Other	564,024	24.0	3.7	631,268	26.2	3.5

Total	$2,360,582	100.0%	3.5%	$2,400,039	100.0%	3.3%

Net Income
     Commercial banking net income totaled $3.2 million during the first quarter of 2007, compared to $6.8 million for the same period in 2006. The biggest contributor to this decline is higher loan loss provisions during the first quarter of 2007 discussed in more detail below.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net interest income	$29,586	$29,862
Average interest earning assets	3,005,995	3,039,589
Net interest margin	3.99%	3.98%
     Net interest income was $30 million for the first quarter of 2007, unchanged compared to the first quarter of 2006. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2007 was 3.99%, compared to 3.98% for the same period in 2006.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $4.6 million during the first quarter of 2007, compared to a provision of $1.5 million during the same period in 2006. The increased provision relates primarily to charge offs related to a commercial credit in Michigan. With respect to this credit, we believe the borrower will be unable to repay the majority of the loan as we recently discovered what we believe were misrepresentations about collateral offered for the loan. As such, we took a charge-off of $4.1 million related specifically to this loan during the first quarter. With the exception of this loan, credit quality at the commercial banking line of business declined modestly during the first quarter, but is still consistent with our historic experiences. Charge offs associated with all other loans in this line of business totaled 0.10% in the first quarter. See further discussion in the “Credit Quality” section later in the document.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Trust fees	$573	$501
Service charges on deposit accounts	868	959
Insurance commissions, fees and premiums	585	649
Gain from sales of loans	457	429
Loan servicing fees	384	386
Amortization of servicing assets	(279)	(242)
Brokerage fees	352	298
Other	1,007	1,288

Total noninterest income	$3,947	$4,268

     Noninterest income during the first quarter of 2007 decreased 8% over 2006. This decrease was due primarily to a $0.2 million loss on sale of other real estate owned (OREO) during the first quarter. The commercial banking line of business has a first mortgage servicing portfolio totaling $469 million, principally a result of mortgage loan production in its south-central Indiana markets.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$14,353	$13,488
Other expenses	9,938	7,983

Total operating expenses	$24,291	$21,471

Efficiency ratio	72.4%	62.9%
Number of employees at period end(1)	592	597

(1)	On a full time equivalent basis.
     Operating expenses for the three months ended March 31, 2007 totaled $24 million, an increase of 13% over the same period in 2006. The increase in operating expenses is primarily due to increased compensation-related costs and premises and equipment costs due to our recent office expansions and support staff.
Balance Sheet
     Total assets for the quarter ended March 31, 2007 were $3.2 billion, compared to $3.1 million at December 31, 2006. Earning assets for the quarter ended March 31, 2007 averaged $3.0 billion, unchanged from the year 2006. Average core deposits for the first quarter of 2007 totaled $2.3 billion, a decrease of 1% over average core deposits in the fourth quarter 2006.

Credit Quality
     The allowance for loan losses to total loans is 0.93% at March 31, 2007, unchanged from December 31, 2006. Total nonperforming assets increased $4.2 million in 2007 versus year end 2006. Other real estate owned decreased $1.8 million compared to the year-end 2006 balance. Nonperforming loans are not significantly concentrated in any industry category, although a greater than average amount of our nonperforming loans are located in our Michigan markets. The increase in charge-offs and increase in provision for loan losses relates primarily to a single commercial credit in the Michigan market. With respect to this credit, we believe the borrower will be unable to repay the majority of the loan as we recently discovered what we believe were misrepresentations about collateral offered for the loan. As such, we are taking a charge-off of $4.1 million related specifically to this loan during the first quarter. Charge offs associated with all other loans in this line of business totaled 0.10% in the first quarter. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$20,445	$14,455
Other real estate owned	2,667	4,423

Total nonperforming assets	$23,112	$18,878

Nonperforming assets to total assets	0.71%	0.61%
Allowance for loan losses	$26,928	$27,113
Allowance for loan losses to total loans	0.93%	0.93%

	March 31,
	2007	2006
For the Period Ended:
Provision for loan losses	$4,641	$1,476
Net charge-offs	4,826	591
Net charge-offs to average loans	0.68%	0.09%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	March 31,	December 31,
Markets	2007	2006
Indianapolis	0.73%	0.24%
Western and Central Michigan	2.97%	2.72%
Southern Indiana	0.15%	0.14%
Phoenix	0.38%	0.52%
Las Vegas	0.00%	0.00%
Other	0.25%	0.06%

Total	0.80%	0.65%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$12,008	$9,692
Provision for loan and lease losses	(3,479)	(1,164)
Noninterest income	2,791	2,149

Total net revenue	11,320	10,677
Operating expense	(7,134)	(5,937)

Income before taxes	4,186	4,740
Income taxes	(1,595)	(1,849)

Net income	$2,591	$2,891

Selected Operating Data:
Net charge-offs	$1,946	$747
Net interest margin	4.64%	4.67%
Total funding of loans and leases	$128,835	$120,082
Loans sold	27,393	12,074
Return on average equity	11.83%	18.48%

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,071,924	$1,073,552
Loans and leases	1,062,506	1,056,406
Allowance for loan and lease losses	(14,730)	(13,525)
Shareholders’ equity	90,827	88,587
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

Portfolio Characteristics
     The following tables show the geographic composition of our commercial finance loans and leases:

	March 31,	December 31,
	2007	2006
United States

California	12.9%	12.4%
Texas	6.4	5.9
New York	4.6	5.0
Florida	4.0	4.0
All other states	41.8	42.8

Total United States	69.6%	70.1%

Canada

Ontario	7.3%	7.3%
British Columbia	7.2	7.0
Quebec	7.0	7.1
Alberta	6.0	5.8
All other provinces	2.8	2.6

Total Canada	30.4%	29.9%

Total	100.0%	100.0%

Total Portfolio	$1,062,506	$1,056,406
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Domestic franchise loans	$481,291	$488,489
Weighted average coupon	9.45%	8.79%
Delinquency ratio	0.21	0.16
Domestic leases	$258,647	$253,274
Weighted average coupon	10.76%	10.32%
Delinquency ratio	1.79	1.72
Canadian leases (1)	$322,568	$314,644
Weighted average coupon	9.17%	9.13%
Delinquency ratio	0.31	0.36

(1)	In U.S. dollars.

Net Income
     During the three months ended March 31, 2007, the commercial finance line of business had net income of $2.6 million, compared to income of $2.9 million in the same period in the prior year. The 2007 decline in earnings is attributable primarily to higher loan loss provision related to our domestic small ticket leasing business as well as higher compensation and related expenses.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net interest income	$12,008	$9,692
Average interest earning assets	1,049,950	841,260
Net interest margin	4.64%	4.67%
     Net interest income was $12 million for the quarter ended March 31, 2007, an increase of 24% over 2006. The improvement in net interest income resulted primarily from growth in our commercial finance portfolio. The total loan and lease portfolio has grown to $1.1 billion at March 31, 2007, an increase of 1% over year-end 2006 and an increase of 24% over March 31, 2006. This line of business originated $129 million in loans and leases during the first quarter of 2007, compared to $120 million during the same period of 2006.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the first quarter of 2007 was 4.64% a slight decline compared to 4.67% in 2006 for the same period.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $3.5 million during the first three months in 2007 compared to $1.2 million for the same period in 2006. The increased provisioning levels relate primarily to the domestic small ticket leasing component of the commercial finance portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Gain from sales of loans	$1,571	$754
Derivative losses, net	(16)	(53)
Other	1,236	1,448

Total noninterest income	$2,791	$2,149

     Noninterest income during the three months ended March 31, 2007 increased $0.6 million over the same period in 2006. Included in noninterest income were gains from sales of $27 million in whole loans that totaled $1.6 million in the first quarter of 2007 compared to $0.8 million during the same period in 2006. In addition to whole loan sales, we also sold $25 million in partial interests of our franchise loan portfolio.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$4,583	$3,527
Other	2,551	2,410

Total operating expenses	$7,134	$5,937

Efficiency ratio	52.54%	50.14%
Number of employees at period end (1)	211	177

(1)	On a full time equivalent basis.
     Operating expenses during the first quarter in 2007 totaled $7.1 million, a increase of 20% over the same period in 2006. The increased salaries and benefits expense relates to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to profitability.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at March 31, 2007 of $5.8 million compared to $5.4 million as of December 31, 2006. Net charge-offs recorded by this line of business totaled $1.9 million for the first quarter of 2007 compared to $0.7 million for the first quarter of 2006. Our allowance for loan and lease losses at March 31, 2007 totaled $14.7 million, representing 1.39% of loans and leases, compared to a balance at December 31, 2006 of $13.5 million, representing 1.28% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$5,752	$5,374
Allowance for loan losses	14,730	13,525
Allowance for loan losses to total loans	1.39%	1.28%

	March 31,
	2007	2006
For the Period Ended:	(Dollars in thousands)
Provision for loan losses	$3,479	$1,164
Net charge-offs	1,946	747
Annualized net charge-offs to average loans	0.76%	0.36%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$24,564	$23,669
Provision for loan and lease losses	(15,088)	(6,553)
Noninterest income	(6,796)	7,387

Total net revenues	2,680	24,503
Operating expenses	(19,581)	(22,771)

Income (loss) before taxes	(16,901)	1,732
Income taxes	6,752	(698)

Net income (loss)	$(10,149)	$1,034

Selected Operating Data:
Loan volume:
Lines of credit	$12,611	$63,303
Loans	176,609	221,072
Net home equity charge-offs to average managed portfolio	3.01%	1.01%
Gain on sale of loans to loans sold	0.17%	1.70%

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,586,174	$1,617,219
Home equity loans and lines of credit(1)	1,456,230	1,280,497
Allowance for loan losses	(43,004)	(33,614)
Home equity loans held for sale	44,549	236,636
Residual interests	2,530	2,760
Mortgage servicing assets	26,465	28,231
Short-term borrowings	478,787	446,163
Collateralized debt	878,470	948,939
Shareholders’ equity	150,288	155,791
Selected Operating Data:
Total managed portfolio balance	1,675,660	1,708,975
Delinquency ratio (2)	3.0%	3.2%
Weighted average coupon rate:
Lines of credit	11.12%	11.13%
Loans	10.82	10.75

(1)	Includes $1.0 billion and $1.1 billion of collateralized loans at March 31, 2007 and December 31, 2006, respectively, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business originates, purchases, sells, and services a variety of mortgage loans nationwide. We offer mortgage products through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct subsidiary. We market our mortgage loans (generally using second mortgage liens, but also including first mortgage liens) principally through brokers and correspondents, but also through the Internet. We seek to serve creditworthy homeowners who are active credit users.
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
Production and Portfolio Characteristics
     For the quarter ended March 31, 2007, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 44% of our loan originations and 50% of our managed portfolio for this line of business. HLTVs constituted 47% of our managed portfolio at December 31, 2006. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at March 31, 2007 was originated with early repayment provisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon for the following periods:

	March 31, 2007			December 31,2006
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)
Loans < 100% CLTV	$478,821	28.58%	9.02%	$536,387	31.39%	9.10%
Lines of credit < 100% CLTV	297,098	17.72	9.95	319,415	18.69	9.96
First mortgages < 100% CLTV	54,604	3.26	7.59	44,727	2.62	7.37

Total < 100% CLTV	830,523	49.56	9.26	900,529	52.70	9.32
Loans > 100% CLTV	720,215	42.98	12.34	677,119	39.62	12.36
Lines of credit > 100% CLTV	94,587	5.65	14.55	101,683	5.95	14.55
First mortgages > 100% CLTV	24,197	1.44	8.52	22,916	1.34	8.48

Total > 100% CLTV	838,999	50.07	12.48	801,718	46.91	12.53
Other (including discontinued products)	6,138	0.37	14.98	6,728	0.39	15.03

Total managed portfolio	$1,675,660	100.00%	10.89%	$1,708,975	100.00%	10.85%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.7 billion) that we service and on which we carry credit risk. At March 31, 2007, we also serviced another $1.1 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended March 31,
Product	2007	2006
	(Funding amount in thousands)
First mortgage loans
Funding Amount	43,776	9,202
Weighted Average Disposable Income	4,912	4,640
Weighted Average FICO score	687	702
Weighted Average Coupon	8.14%	8.04%

First mortgage loans up to 110%
Funding Amount	1,839	—
Weighted Average Disposable Income	3,722	—
Weighted Average FICO score	701	—
Weighted Average Coupon	9.29%	—

Home equity loans up to 100% CLTV
Funding Amount	53,276	112,229
Weighted Average Disposable Income	5,479	5,466
Weighted Average FICO score	695	705
Weighted Average Coupon	10.27%	9.81%

Home equity loans up to 125% CLTV
Funding Amount	77,719	99,641
Weighted Average Disposable Income	4,648	4,297
Weighted Average FICO score	700	696
Weighted Average Coupon	12.29%	12.26%

Home equity lines of credit up to 100% CLTV
Funding Amount	9,281	58,515
Weighted Average Disposable Income	5,900	6,583
Weighted Average FICO score	684	700
Weighted Average Coupon	10.86%	8.95%

Home equity lines of credit up to 125% CLTV
Funding Amount	3,330	4,788
Weighted Average Disposable Income	5,275	5,115
Weighted Average FICO score	684	700
Weighted Average Coupon	15.36%	14.16%

All Products
Funding Amount	189,220	284,375
Weighted Average Disposable Income	4,997	5,246
Weighted Average FICO score	695	701
Weighted Average Coupon	10.72%	10.50%
Net Income
     Our home equity lending business recorded a net loss of $10.1 million during the three months ended March 31, 2007, compared to net income for the same period in 2006 of $1.0 million.

Net Revenue
     Net revenue for the three months ended March 31, 2007 totaled $2.7 million, compared to net revenue for the three months ended March 31, 2006 of $25 million. The decrease in revenues is primarily a result of higher loan loss provision and lower gains from loan sales.
     During the first quarter of 2007, our home equity lending business produced $189 million of home equity loans, compared to $284 million during the same period in 2006. The decrease in volume principally reflects a decline in acquisitions in the retail channel and reflects disruptions in the secondary markets during the first quarter of 2007. The table below shows our originations by channel for the periods shown:

	For the Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Total originations	$189,220	$284,375
Percent broker	50%	26%
Percent correspondent	38	31
Percent retail loans	7	25
Percent other	5	18
     Our home equity lending business had $1.5 billion of net loans and loans held for sale at March 31, 2007, unchanged from December 31, 2006. Included in the loan balance at March 31, 2007 were $1.0 billion of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Net interest income	$24,564	$23,669
Provision for loan losses	(15,088)	(6,553)
Gain on sales of whole loans	191	2,386
Valuation adjustment on loans held for sale	(7,913)	(453)

(Loss) gain on sales of loans	(7,722)	1,933
Loan servicing fees	5,528	7,722
Amortization and impairment of servicing assets	(4,671)	(5,661)
Derivative (losses) gains	(294)	2,907
Other income	363	486

Total net revenue	$2,680	$24,503

     Net interest income increased slightly to $25 million for the three months ended March 31, 2007, compared to $24 million for the same period in 2006. The increase in net interest income is a result of higher weighted average coupon on portfolio during the first quarter of 2007 relative to the same period in 2006.
     Provision for loan losses increased to $15.1 million during the quarter ended March 31, 2007 compared to $6.6 million during the same period in 2006. The increased provision relates to the reclassification of $167 million of mortgage loans held for sale to held for investment reflecting our decision not to sell into weak secondary market conditions. The loans and lines that were moved were originated with the intent to sell into the secondary market, however, conditions in that market deteriorated rapidly during the quarter. It is management’s expectation that conditions will improve, but only gradually and, as a result, determined that it was more appropriate to move these loans. These transferred loans resulted in an increase of $6 million to the provision for loan losses during the first quarter.
     We completed whole loan sales during the first quarter of 2007 of $110 million resulting in gains on sale of loans of $0.2 million compared to loan sales of $140 million resulting in $2.4 million in gains on sale of loans during the same period in 2006. In addition, net charge offs in our loans held for sale classification reduced the gain on sale during the quarter. As mentioned above, $167 million of loans were reclassified to held for investment during the quarter. We charged off $7 million related to this pool of loans to mark them to market prior to the reclassification.
     Loan servicing fees totaled $6 million during the first quarter of 2007 compared to $8 million during the same period in 2006. The servicing portfolio underlying the mortgage servicing asset at our home equity lending line of business totaled $1.2 billion and $1.6 billion at March 31, 2007 and 2006, respectively. The decline in servicing fees in 2007 relates to the decline in the segment’s servicing portfolio loan balance.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. Our home equity lending business determines fair value of its servicing asset using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Servicing asset amortization and impairment expense totaled $5 million during the first quarter of 2007, compared to $6 million for the three months ended March 31, 2006. During the first quarter of 2007, the home equity lending line of business adopted the fair value method of accounting for mortgage servicing rights in accordance with SFAS 156. As a result, we are no longer amortizing servicing rights underlying high loan to value first mortgages and second mortgages. Rather, we are adjusting the fair value each quarter and recognizing a fair value adjustment through “impairment” on the income statement.
     As part of certain whole loan sales, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At March 31, 2007, we were receiving incentive fees (included in loan servicing fees above) for five transactions that met these performance metrics. During the first quarter of 2007, we collected $1.9 million in cash from these ISFs, compared to $1.4 million during the same period in 2006.
     Derivative losses were $0.3 million in the first quarter of 2006 compared to gains of $2.9 million in the same period in 2006. We originate fixed rate loans that are susceptible to decreases in value in a period of increasing interest rates. To protect against such decreases, we enter into derivative contracts. The decrease in derivative gains in 2007 versus 2006 is due to fewer derivative contracts outstanding.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$12,162	$13,600
Other	7,419	9,171

Total operating expenses	$19,581	$22,771

Number of employees at period end (1)	483	611

(1)	On a full time equivalent basis.
     Operating expenses were $20 million for the three months ended March 31, 2007, compared to $23 million for the same period in 2005. Operating expenses declined in 2007 primarily due to the restructure of the retail channel.
Home Equity Servicing
     Our home equity lending business continues to service certain of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.8 billion at March 31, 2007 compared to $2.9 billion at December 31, 2006. For whole loans sold with servicing retained totaling $0.7 billion at March 31, 2007 and December 31, 2006, we capitalized servicing fees including rights to future early repayment fees. During the first quarter of 2007, we adopted the fair value method under FAS 156. Adoption of this new standard resulted in a $2.9 million increase in our servicing asset to adjust its value to fair market value. We recorded a one time (tax-affected) cumulative adjustment to retained earnings of $1.7 million to reflect the adoption of this new standard. The servicing asset at March 31, 2007 was

$26 million, down from $28 million at December 31, 2006 reflecting the decrease in fair value as a result of recognizing the asset at fair value under FAS 156.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories at March 31, 2007: $1.5 billion of loans originated and held on balance sheet either as loans held for investment or loans held for sale, and $0.2 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.
     Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.6 billion of loans at March 31, 2007 and December 31, 2006 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, we do not have direct credit risk in these pools.
     The following table sets forth certain information for these portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	March 31,	December 31,	March 31,
	2007	2006	2006
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,675,660	$1,708,975	$1,621,286
30 days past due	2.95%	3.16%	2.29%
90 days past due	1.22	1.19	0.93
Annualized QTD Net Chargeoff Rate	3.01	1.50	1.01

Unsold Loans
Total Loans (1)	$1,497,567	$1,515,881	$1,538,370
30 days past due	3.25%	3.54%	1.90%
90 days past due	1.35	1.32	0.80
Annualized QTD Net Chargeoff Rate	3.35	1.71	0.84
Loan Loss Reserve	$43,004	$33,614	$26,944

Owned Residual
Total Loans	$178,093	$193,094	$82,917
30 days past due	0.44%	0.20%	9.64%
90 days past due	0.06	0.18	3.25
Annualized QTD Net Chargeoff Rate	0.22	—	3.62
Residual Undiscounted Losses	$420	$430	$430

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$576,349	$627,838	$871,348
30 days past due	4.60%	5.40%	3.42%
90 days past due	2.08	2.30	1.36

(1)	Excludes deferred fees and costs.
Discontinued Operations—Mortgage Banking
     In 2006, we sold the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights to five separate purchasers. In January 2007, we transferred certain assets associated with this segment’s servicing platform and placed the bulk of our remaining staff with a sixth buyer. We have some staff continuing to work at IMC through the wind-down of our remaining assets, such as construction loans and repurchased loans.

     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.
     With the substantial completion of the sale of the segment’s activities, but with certain remaining obligations in this segment, management expects to report a small loss from Discontinued Operations in each of the remaining quarters of 2007. The amount of the loss is most likely to be affected by future repurchase demands and results of disposition in the secondary market.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $1.7 million for the three months ended March 31, 2007, compared to a loss of $2.0 million during the same period in 2006. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Also included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2007, we allocated $4.2 million of these expenses to our subsidiaries, compared to $3.4 million during the first quarter of 2006.
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
     Given the on-going growth in the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around credit, market, liquidity, operational and compliance risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps that it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings.
     Each line of business that assumes risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.

     Our CEO, Executive Vice President, CFO, Senior Vice President, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Risk Management Committee. Our Chief Risk Officer, who reports directly to the Risk Management Committee, chairs the ERMC. In 2006, the ERMC reported to the Audit and Risk Management Committee of the Board of Directors. On January 1, 2007, the Board formed two committees, an Audit Committee and a separate Risk Management Committee in order to focus more independent oversight at the board level on the governance of the Corporation’s risk management system. To ensure coordination between the two committees, the Chair of each committee is a member of the other committee. Beginning in 2007, the ERMC reports to the newly-formed Risk Management Committee of the Board of Directors.
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
     Net charge-offs for the three months ended March 31, 2007 in our held for investment portfolio were $12.5 million, or 1.0% of average loans, compared to $4.5 million, or 0.4% of average loans during the same period in 2006. The increase in charge-offs and allowance is due in part to a single large commercial credit in Michigan that was charged off during the first quarter. We believe the borrower will be unable to repay the majority of the loan as we recently discovered what we believe were misrepresentations about collateral offered for the loan. In addition, a reclassification of home equity loans from the held for sale category to the held for investment category resulted in a $7 million charge off as these loans were marked to market at the date of transfer. In addition, we incurred a $6 million increase to our loan loss provision in connection with these same loans. At March 31, 2007, the allowance for loan and lease losses was 1.6% of outstanding loans and leases, compared to 1.4% at year-end 2006.
     Total nonperforming loans and leases at March 31, 2007, were $48 million compared to $38 million at December 31, 2006. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2007 were 0.9%, an increase from 0.7% at December 31, 2006. Other real estate we owned totaled $14 million at March 31, 2007, down from $15 million at December 31,

2006. Total nonperforming assets at March 31, 2007 were $63 million, or 1.1% of total assets compared to nonperforming assets at December 31, 2006 of $58 million, or 0.9% of total assets.
     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2007	2006
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$208	$—
Consumer loans	—	73
Commercial financing
Domestic leasing	56	83
Foreign leasing	172	236

	436	392

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	19,061	13,296
Real estate mortgages	21,773	18,125
Consumer loans	740	696
Commercial financing
Franchise financing	1,152	791
Domestic leasing	2,848	2,495
Foreign leasing	1,524	1,768

	47,098	37,171

Total nonperforming loans and leases	47,534	37,563

Nonperforming Loans held for Sale not guaranteed	1,535	5,564
Other real estate owned	14,055	15,170

Total nonperforming assets	$63,124	$58,297

Nonperforming loans and leases to total loans and leases	0.9%	0.7%

Nonperforming assets to total assets	1.1%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The $63 million in nonperforming assets at March 31, 2007 were held at our lines of business as follows (dollars in millions):

		March 31,
		2007
•	Commercial banking	$23
•	Commercial finance	6
•	Home equity lending	24
•	Mortgage banking (discontinued operations)	10
     Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Loans are charged-off upon evidence of expected loss or 180 days past due, whichever comes first.

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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2007, the ratio of loans (which excludes loans held for sale) to total deposits was 157%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elected to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 121%.
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
     Our deposits consist of three primary types: non-maturity transaction account deposits, public funds, and certificates of deposit (CDs). Until our recent sale of mortgage servicing rights, our mortgage escrow deposits were an important source of funding. This funding source has now been replaced with other core and wholesale funding sources. Core deposits exclude jumbo CDs, brokered CDs, and public funds . Core deposits totaled $2.4 billion at March 31, 2007, unchanged from December 31, 2006.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2007, these deposit types totaled $1.6 billion, an decrease of $0.1 billion from December 31, 2006. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2007, CDs issued directly to customers totaled $0.5 billion, unchanged from December 31, 2006. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at March 31, 2007, and had an average remaining life of 17 months, as compared to $0.5 billion outstanding with a 17 month average remaining life at December 31, 2006.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. At March 31, 2007, these escrow balances totaled $10 million, a $315 million decrease from December 31, 2006. As mentioned earlier in this report, we sold the majority of our mortgage servicing rights in the third quarter and transferred the servicing and related escrows in early January 2007. These fundings were replaced with deposits and wholesale liability sources.
     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2007, FHLBI borrowings outstanding totaled $0.5 billion, a $0.2 billion increase from December 31, 2006. We had sufficient collateral pledged to FHLBI at March 31, 2007 to borrow an additional $0.2 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. We have three lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, net income, consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. Due to our net loss in the first quarter of 2007, we requested and obtained waivers for a parent company credit facility with respect to certain net income related covenants. As a result of these waivers, we are in compliance with all applicable covenants as of March 31, 2007.
     At March 31, 2007, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund primarily home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed

•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $225 million available but not committed

•	Lines of credit with non-correspondent banks: $82 million outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $224 million outstanding on $338 million of borrowing facilities
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
     Our discontinued mortgage banking segment held a material amount of mortgage servicing rights (MSRs) as part of its strategy and operations. Going forward with the sale of the mortgage segment, we do not expect ownership or the related hedging of remaining MSRs to be a material item. Our commercial banking and home equity lines of business all assume interest rate risk by holding MSRs ($30 million at March 31, 2007). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2007. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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

     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2007, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the year-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at year end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The information in the tables below both as of March 31, 2007 exclude the interest rate sensitivity of our first mortgage subsidiary due to our recent sale of substantially all its interest-sensitive assets and its status as a discontinued operation. Note that these tables only include the market values and sensitivities of interest-sensitive assets and liabilities.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.
•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges.

Economic Value Change Method

	Present Value at March 31, 2007
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$6,193,973	$6,120,932	$6,042,755	$5,961,905	$5,881,019
Loans held for sale	46,446	46,019	45,470	44,536	43,362
Mortgage servicing rights	23,137	27,071	31,150	35,317	38,064
Residual interests	9,501	9,484	9,619	9,421	9,539
Interest sensitive financial derivatives	(5,286)	(2,228)	882	4,403	8,448

Total interest sensitive assets	6,267,771	6,201,278	6,129,876	6,055,582	5,980,432

Interest Sensitive Liabilities
Deposits	(3,364,521)	(3,338,804)	(3,314,308)	(3,286,336)	(3,256,023)
Short-term borrowings (1)	(1,371,829)	(1,360,625)	(1,350,656)	(1,341,140)	(1,332,055)
Long-term debt	(1,105,933)	(1,098,290)	(1,086,051)	(1,073,995)	(1,062,708)

Total interest sensitive liabilities	(5,842,283)	(5,797,719)	(5,751,015)	(5,701,471)	(5,650,786)
Net market value as of March 31, 2007	$425,488	$403,559	$378,861	$354,111	$329,646

Change from current	$46,627	$24,698	$—	$(24,750)	$(49,215)

Net market value as of December 31, 2006	$306,903	$293,703	$277,491	$260,236	$240,367

Potential change	$29,412	$16,212	$—	$(17,255)	$(37,124)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at March 31, 2007
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	44,906	44,906	44,906	43,972	42,798
Mortgage servicing rights	22,093	26,026	30,105	34,273	37,020
Residual interests	9,501	9,484	9,619	9,421	9,539
Interest sensitive financial derivatives	(5,286)	(2,228)	882	4,403	8,448

Total interest sensitive assets	71,214	78,188	85,512	92,069	97,805

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of March 31, 2007	$71,214	$78,188	$85,512	$92,069	$97,805

Potential change	$(14,298)	$(7,324)	$—	$6,557	$12,293

Net market value as of December 31, 2006	$264,698	$272,986	$279,737	$279,659	$279,200

Potential change	$(15,039)	$(6,751)	$—	$(78)	$(537)

(1)	Value does not change in GAAP presentation
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2007 and December 31, 2006 were $1.0 billion. We had $27 million and $25 million in irrevocable standby letters of credit outstanding at March 31, 2007 and December 31, 2006, respectively.
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
     We have interest rate swaps that have a notional amount of $33 million to economically hedge fixed rate certificate of deposits. Notional amounts do not represent the amount of risk. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a loss in “derivative gains (losses)” of ($6) thousand and ($453) thousand for the quarter ended March 31, 2007 and 2006, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon one, three, or nine-month LIBOR.

     We have two interest rate swaps that qualified for hedge accounting treatment under SFAS 133. The first of these is a “cash flow” hedge to offset the risk of changing rates on the issuance of the junior subordinated debentures issued into Capital Trust X. This hedge settled on December 5, 2006 with the resulting loss of $0.2 million being included in other comprehensive income to be amortized over the life of the underlying security through the call date. The second interest rate swap is a “cash flow” hedge in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at March 31, 2007. The amount of gain on this swap recorded to other comprehensive income at March 31, 2007 was $0.1 million. Ineffectiveness related to these cash flow hedges in 2007 was immaterial.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $62 million in forward contracts outstanding as of March 31, 2007. For the quarters ending March 31, 2007 and 2006, we recognized loss of ($0.9) million and a gain of $0.4 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a foreign currency transaction gain and (loss) on the intercompany loans of $1.1 million and ($0.2) million, respectively, for the quarters ended March 31, 2007 and 2006.
     In our home equity business, we had $213 million in amortizing interest rate caps to protect the interest rate exposure created by the 2006-1, 2006-2 and 2006-3 securitizations in which floating rate notes are funding fixed rate home equity loans. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The gain (loss) on these activities for the quarters ending March 31, 2007 and 2006, respectively, totaled ($0.3) million loss and $2.8 million gain.
     Also in our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. The notional value of the swap amortizes at a pace that is consistent with the expected paydown speed of the floating rate notes (including prepayment speed estimates), although the actual note paydowns will vary depending upon actual prepayment speeds. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $58 thousand and $137 thousand were amortized through interest expense during the quarters ended March 31, 2007 and 2006, respectively. Ineffectiveness related to this cash flow hedge in 2007 was immaterial.
     We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the quarter ended March 31, 2007, a gain of $0.1 million was recorded in “Gain from sale of loans.” At March 31, 2007, we had rate lock commitments outstanding totaling $33 million.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of March 31, 2007, the commercial paper conduit was providing $183 million of variable rate funding. In total, our interest rate swaps were effectively converting $179 million of this funding to a fixed interest rate. The gains (losses) on these swaps for the quarters ended March 31, 2007 and 2006 were ($15) thousand loss and $84 thousand gain, respectively.
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
     Given the on-going growth of the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems, including operational and compliance risk management processes. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps which it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Market Risk section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 43 through 45.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures – As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2007.
     Internal Control Over Financial Reporting – In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. In March 2007, we discovered what we believe were misrepresentations about the collateral offered for a commercial loan originated by a branch of our subsidiary, Irwin Union Bank and Trust Company, which caused us to charge off $4 million. We are undertaking an investigation but have not yet concluded whether changes in our internal control over financial reporting will be necessary that are reasonably likely to materially affect the Corporation’s internal control over financial reporting.

PART II. Other Information.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) (Issuer Repurchases of Equity Securities). In 2006, the Board of Directors of the Corporation approved the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. The repurchases will occur from time to time based on market conditions, parent company cash flow, and the Corporation’s current and future projections of capital position. From time to time, we also repurchase shares in connection with our equity-based compensation plans. The following table shows our repurchase activity for the past three months:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plan	Purchased under the Plan
Calendar Month	Purchased (1)	per Share	or Program	or Program

January	129	$22.63	n/a	n/a
February	277,604	$21.63	277,600	40,991,059
March	82,115	$20.22	47,392	$39,986,316

Total	359,848	$21.31	324,992

(1)	Includes shares repurchased in connection with the Corporation’s equity-based compensation plans.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006. (Incorporated by reference to Exhibit 3.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.9	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.10	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.11	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

10.13	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.14	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.16	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.19	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.23	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.24	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.25	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.26	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)

10.27	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.28	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.29	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.30	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

Exhibit
Number	Description of Exhibit
10.31	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.32	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.33	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.34	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.).

10.35	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*Irwin Commercial Finance Corporation Shareholder Agreement dated December 23, 2005. (Incorporated by reference to Exhibit 10.38 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.37	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.39	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.40	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.42	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.43	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.44	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.45	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.46	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s Proxy Statement for its 2007 Annual Meeting, filed April 16, 2007, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 4, 2007	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)