Form 10-Q
period 2007-06-30
IRWIN FINANCIAL CORP
filed 2007-08-01
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
     ☐Yes     ☑ No
As of July 27, 2007, there were outstanding 29,330,993 common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION	3
Item 1	Financial Statements	3
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	Controls and Procedures	51
PART II	OTHER INFORMATION	51
Item 1	Legal Proceedings	51
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 4	Submission of Matters to a Vote of Security Holders	53
Item 6	Exhibits	54
	Signatures	57
First Amendment to IFC Amended and Restated Short Term Incentive Plan
First Amendment to ICF Amended and Restated Short Term Incentive Plan
First Amendment to IHE Amended and Restated Short Term Incentive Plan
First Amendment to IUBT Amended and Restated Short Term Incentive Plan
Amended and Restated Shareholder Agreement
302 Certification of Chief Executive Officer
302 Certification of Chief Financial Officer
906 Certification of Chief Executive Officer
906 Certification of Chief Financial Officer

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$80,234	$145,765
Interest-bearing deposits with financial institutions	40,922	53,106
Residual interests	10,414	10,320
Investment securities- held-to-maturity (Fair value: $17,335 at June 30, 2007 and $17,893 at December 31, 2006)	17,431	18,066
Investment securities- available-for-sale	124,882	110,364
Loans held for sale	26,886	237,510
Loans and leases, net of unearned income — Note 3	5,511,756	5,238,193
Less: Allowance for loan and lease losses — Note 4	(92,140)	(74,468)

	5,419,616	5,163,725
Servicing assets — Note 5	27,920	31,949
Accounts receivable	70,898	208,585
Accrued interest receivable	25,143	26,470
Premises and equipment	41,990	36,211
Other assets	184,324	139,314
Assets held for sale — Note 2	27,262	56,573

Total assets	$6,097,922	$6,237,958

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$336,801	$687,626
Interest-bearing	1,799,748	1,756,109
Certificates of deposit over $100,000	1,181,234	1,107,781

	3,317,783	3,551,516
Short-term borrowings — Note 6	613,200	602,443
Collateralized debt — Note 7	1,327,897	1,173,012
Other long-term debt	233,881	233,889
Other liabilities	97,516	146,596

Total liabilities	5,590,277	5,707,456

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Noncumulative perpetual preferred stock — 15,000 shares authorized and issued	14,441	14,518
Common stock, no par value — authorized 40,000,000 shares; issued 29,895,483 shares and 29,879,773 shares as of June 30, 2007 and December 31, 2006; 715,599 shares 143,543 shares in treasury as of June 30, 2007 and December 31, 2006	116,246	116,192
Additional paid-in capital	2,401	1,583
Accumulated other comprehensive loss, net of deferred income tax benefit of $4,785 and $4,813 as of June 30, 2007 and December 31, 2006	(932)	(4,364)
Retained earnings	389,349	405,835

	521,505	533,764
Less treasury stock, at cost	(13,860)	(3,262)

Total shareholders’ equity	507,645	530,502

Total liabilities and shareholders’ equity	$6,097,922	$6,237,958

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$124,198	$105,096
Loans held for sale	1,136	9,804
Residual interests	280	467
Investment securities	2,562	2,221
Federal funds sold	787	21

Total interest income	128,963	117,609

Interest expense:
Deposits	34,980	34,618
Short-term borrowings	7,096	3,393
Collateralized debt	17,113	11,596
Other long-term debt	3,930	4,130

Total interest expense	63,119	53,737

Net interest income	65,844	63,872
Provision for loan and lease losses — Note 4	19,454	6,826

Net interest income after provision for loan and lease losses	46,390	57,046
Other income:
Loan servicing fees	5,116	10,849
Amortization and impairment of servicing assets	(2,288)	(5,643)
Gain (loss) from sales of loans and loans held for sale	3,268	(3,591)
Trading gains	256	1
Derivative (losses) gains, net	(3,252)	672
Other	6,481	6,758

	9,581	9,046

Other expense:
Salaries	23,538	26,479
Pension and other employee benefits	6,696	7,627
Office expense	2,539	2,190
Premises and equipment	5,288	5,438
Marketing and development	1,368	722
Professional fees	2,681	2,469
Other	4,954	6,370

	47,064	51,295

Income before income taxes from continuing operations	8,907	14,797
Provision for income taxes	3,436	5,828

Net income from continuing operations	5,471	8,969
Loss from discontinued operations, net of $3,968 and $4,054 income tax benefit, respectively — Note 2	(5,860)	(6,098)

Net (loss) income	$(389)	$2,871

Earnings per share from continuing operations: — Note 9
Basic	$0.18	$0.30

Diluted	$0.17	$0.30

Earnings per share: — Note 9
Basic	$(0.02)	$0.10

Diluted	$(0.03)	$0.09

Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2007	2006
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$243,547	$202,981
Loans held for sale	6,078	21,210
Residual interests	549	1,130
Investment securities	5,019	3,706
Federal funds sold	807	48

Total interest income	256,000	229,075

Interest expense:
Deposits	68,431	64,299
Short-term borrowings	14,902	7,499
Collateralized debt	32,928	22,707
Other long-term debt	7,768	9,121

Total interest expense	124,029	103,626

Net interest income	131,971	125,449
Provision for loan and lease losses — Note 4	42,662	16,019

Net interest income after provision for loan and lease losses	89,309	109,430
Other income:
Loan servicing fees	11,028	18,957
Amortization and impairment of servicing assets	(7,237)	(11,545)
Loss from sales of loans and loans held for sale	(2,639)	(823)
Trading losses	(8)	(217)
Derivative (losses) gains, net	(4,341)	3,439
Other	11,964	13,231

	8,767	23,042

Other expense:
Salaries	49,273	50,143
Pension and other employee benefits	14,434	15,400
Office expense	4,876	4,284
Premises and equipment	10,915	10,473
Marketing and development	2,577	1,390
Professional fees	4,767	4,867
Other	12,507	17,551

	99,349	104,108

(Loss) income before income taxes from continuing operations	(1,273)	28,364
(Benefit) provision for income taxes	(650)	10,705

Net (loss) income from continuing operations	(623)	17,659
Loss from discontinued operations, net of $6,710 and $11,080 income tax benefit, respectively — Note 2	(9,895)	(16,646)

Net (loss) income	$(10,518)	$1,013

Earnings per share from continuing operations: — Note 9
Basic	$(0.04)	$0.60

Diluted	$(0.06)	$0.59

Earnings per share: — Note 9
Basic	$(0.38)	$0.03

Diluted	$(0.39)	$0.03

Dividends per share	$0.24	$0.22

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2007, and 2006

			Accumulated Other Comprehensive Income
						Defined	Additional			Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock

					(Dollars in thousands)
Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$(3,262)	$14,518
Net loss	(10,518)	(10,518)
Unrealized loss on investment securities net of $307 tax benefit	(461)			(461)
Unrealized gain on derivatives net of $355 tax liability	533				533
Foreign currency adjustment	3,360		3,360

Other comprehensive income	3,432

Total comprehensive income	(7,086)
Cash dividends — common stock	(7,033)	(7,033)
Cash dividends — preferred stock	(678)	(678)
FAS 156 adoption	1,743	1,743
Tax benefit on stock option exercises	114						114
Stock compensation expense	986						986
Stock issuance costs	(77)									(77)
Stock:
Purchase of 668,308 shares	(12,753)								(12,753)
Sales of 97,376 shares	1,927						(282)	54	2,155

Balance at June 30, 2007	$507,645	$389,349	$6,244	$(805)	$503	$(6,874)	$2,401	$116,246	$(13,860)	$14,441

Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$50	$112,000	$(21,948)	$—
Net income	1,013	1,013
Unrealized loss on investment securities net of $249 tax benefit	(374)			(374)
Unrealized loss on derivative net of $38 tax benefit	(57)				(57)
Foreign currency adjustment	1,020		1,020

Other comprehensive income	589

Total comprehensive income	1,602
Cash dividends	(6,541)	(6,541)
Tax benefit on stock option exercises	319						319
Stock option expense	1,107						1,107
Conversion of trust preferred shares to 1,013,938 shares of common stock	19,513	(1,058)						1,070	19,501
Stock:
Purchase of 48,433 shares	(952)								(952)
Sales of 147,636 shares	2,199	(508)					(406)	603	2,510

Balance at June 30, 2006	$529,581	$411,690	$4,361	$(747)	$697	$(274)	$1,070	$113,673	$(889)	$—

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months ended June 30,
	2007	2006
	(Dollars in thousands)
(Loss) Income from continuing operations	$(623)	$17,659
Loss from discontinued operations	(9,895)	(16,646)

Net (loss) income	(10,518)	1,013
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, amortization, and accretion, net	4,834	3,229
Amortization and impairment of servicing assets	7,487	30,663
Provision for loan and lease losses	42,662	16,048
Loss (gain) from sales of loans held for sale	10,071	(32,333)
Originations and purchases of loans held for sale	(368,697)	(5,063,058)
Proceeds from sales and repayments of loans held for sale	419,859	5,573,814
Net decrease in residuals	456	8,210
Net decrease in accounts receivable	137,687	50,136
Other, net	(90,289)	(39,893)

Net cash provided by operating activities	153,552	547,829

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	2,114	895
Available-for-sale	1,962	1,810
Purchase of investment securities:
Held-to-maturity	(1,482)	(1,426)
Available-for-sale	(17,278)	(13,184)
Net decrease in interest-bearing deposits	12,184	855
Net increase in loans, excluding sales	(156,541)	(463,668)
Proceeds from sale of loans	34,385	26,062
Other, net	(9,213)	(5,938)

Net cash used by investing activities	(133,869)	(454,594)

Financing activities:
Net decrease in deposits	(233,733)	(30,640)
Net increase (decrease) in short-term borrowings	10,757	(243,564)
Proceeds from issuance of collateralized debt	331,781	351,325
Repayments of collateralized debt	(176,924)	(166,109)
Proceeds from the issuance of trust preferred securities	—	31,500
Repayments of long term debt	(7)	(32,116)
Purchase of treasury stock for employee benefit plans	(12,753)	(952)
Proceeds from sale of stock for employee benefit plans	2,091	2,518
Dividends paid	(7,711)	(6,541)

Net cash used by financing activities	(86,499)	(94,579)

Effect of exchange rate changes on cash	1,285	538

Net decrease in cash and cash equivalents	(65,531)	(806)
Cash and cash equivalents at beginning of period	145,765	155,486

Cash and cash equivalents at end of period	$80,234	$154,680

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$122,412	$115,450

Income taxes paid	$11,491	$21,231

Noncash transactions:
Adoption of FAS 156	$2,905	$—

Loans transferred from held-for-sale to held-for-investment	$166,773	$—

Other real estate owned	$7,703	$4,437

Conversion of trust preferred stock to common stock	$—	$19,513

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
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. Generally the structure-specific metrics involved both a delinquency and a loss test. The delinquency test is satisfied if, as of the last business day of the preceding month, delinquencies on the current pool of mortgage loans are less than or equal to a given percentage. The loss test is satisfied if, on the last business day of the preceding month, the percentage of cumulative losses on the original pool of mortgage loans is less than or equal to the applicable percentage as outlined in the specific deal documents. We receive ISF payments monthly, once the pre-established return has been paid to the certificate holder, if the delinquency and loss percentages are within guidelines. If we are terminated or replaced for cause as servicer under the securitization, the cash flow stream under the ISF contract terminates.
     We account for ISFs similar to management contracts under Emerging Issues Task Force Topic No. D-96, “Accounting for Management Fees Based on a Formula.” Accordingly, we recognize revenue on a cash basis as the pre-established performance metrics are met and cash is due.
     Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between the tax basis of an asset or liability and the basis recorded in the financial statements.
     Recent Accounting Developments: In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We elected the fair value treatment for servicing rights associated with second mortgage and high loan to value first mortgage loans at our home equity lending line of business. Implementation of the fair value treatment under SFAS 156 resulted in a one-time increase to retained earnings of $1.7 million. This represents the after-tax effect of the $2.9 million fair value adjustment to the mortgage servicing asset as of January 1, 2007.
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
     Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, we did not recognize any material adjustment in our liability for unrecognized tax benefits. As of January 1, 2007, our unrecognized tax benefits were $10.7 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of June 30, 2007, our unrecognized tax benefits were $15.9 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods.
     Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $0.8 million accrued for interest and no accrual for penalties related to unrecognized tax benefits. As of June 30, 2007, we have approximately $1.2 million accrued for interest related to unrecognized tax benefits.
     Tax years 2003-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2002-2006.
     Reclassifications: Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Discontinued Operations
     In 2006, we sold the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights to five separate buyers. In January 2007, we transferred a nominal amount of assets associated with this segment’s servicing platform (but not mortgage servicing rights) to a sixth buyer. The majority of the cash proceeds from the sales have been collected. We have staff continuing to work at IMC through the wind-down of our remaining assets, such as construction loans and repurchased loans.
     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net revenues	$(3,955)	$21,153	$(8,676)	$29,514
Other expense	(5,873)	(31,305)	(7,929)	(57,240)

Loss before income taxes	(9,828)	(10,152)	(16,605)	(27,726)
Income taxes	3,968	4,054	6,710	11,080

Net loss from discontinued operations	$(5,860)	$(6,098)	$(9,895)	$(16,646)

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Loans, net of allowance, and Loans held for sale	$21,248	$48,555
Net servicing asset	35	385
Other assets	5,979	7,633

Assets held for sale	$27,262	$56,573

Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,291,303	$2,249,988
Residential real estate-construction	337,156	377,601
Residential real estate-mortgage	1,698,084	1,522,616
Consumer	25,274	31,581
Commercial financing
Franchise financing	783,102	699,969
Domestic leasing	303,102	296,056
Canadian leasing	417,460	358,783
Unearned income
Franchise financing	(248,889)	(211,480)
Domestic leasing	(42,873)	(42,782)
Canadian leasing	(51,963)	(44,139)

Total	$5,511,756	$5,238,193

Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30, 2007	December 31, 2006
	And the Six Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	42,662	35,101
Charge-offs	(29,837)	(30,810)
Recoveries	5,326	11,208
Reduction due to reclassification or sale of loans	(796)	(246)
Foreign currency adjustment	317	(8)

Balance at end of period	$92,140	$74,468

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

     Changes in our fair value servicing assets are shown below:

	June 30, 2007	December 31, 2006
	And the Six Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$27,725	NA
Gain from initial adoption of SFAS 156	2,905	NA
Changes in fair value	(6,554)	NA

Mortgage servicing asset from continuing operations	$24,076	NA

     Changes in our amortizing servicing assets are shown below:

	June 30, 2007	December 31, 2006
	And the Six Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$31,949	$34,445
Initial adoption of SFAS 156	(27,725)	—
Additions	303	17,884
Amortization	(637)	(21,027)
(Impairment) recovery	(46)	647

Mortgage servicing asset from continuing operations	$3,844	$31,949

     We have established a valuation allowance to record amortizing servicing assets at their lower of cost or market value. Changes in the allowance are summarized below:

	June 30, 2007	December 31, 2006
	And the Six Months	And the Year
	Then Ended	Then Ended

Balance at beginning of year	$483	$1,152
Transfer of assets from amortizing to fair value	(332)	—
Impairment (recovery)	46	(647)
Reclass for sales of servicing and clean up calls	—	(22)

Valuation allowance from continuing operations	$197	$483

Note 6 — Short-Term Borrowings
     Short-term borrowings are summarized as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$490,173	$371,693
Federal funds	123,000	230,500
Other	27	250

Total	$613,200	$602,443

Weighted average interest rate	4.77%	4.49%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.

     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 5.6% to 5.8% at June 30, 2007.
Note 7 — Collateralized Debt
     We pledge or sell loans structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the establishment of an allowance for credit losses. The notes associated with these transactions are collateralized by $1.5 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	June 30,	June 30,	December 31,
	Maturity	2007	2007	2006

			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note			$—	$5,797
Canadian asset backed notes:
Note 1	revolving	5.5	39,727	30,611
Note 2	6/2012	4.4	206,013	179,508
Note 3	10/2009	4.5	5,919	8,157
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.7	36,692	50,072
Variable rate subordinate note	12/2034	6.5	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.5	27,156	40,972
Fixed rate senior note	6/2035	5.1	78,169	94,129
Variable rate subordinate note	6/2035	7.1	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(74)	(90)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.5	67,871	102,252
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(14)	(19)
2006-2 asset backed notes:
Variable rate senior note	2/2036	5.4	104,476	136,386
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(16)	(21)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	5.5	101,645	130,326
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(9)	(11)
2007-1 asset backed notes:
Variable rate senior note	8/2037	5.5	152,074	—
Fixed rate senior note	8/2037	6.0	91,346	—
Fixed rate lockout senior note	8/2037	5.9	22,000	—
Unamortized premium/discount			(21)	—

Total			$1,327,897	$1,173,012

Note 8 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$1,016	$926	$2,145	$1,979
Interest cost	728	645	1,414	1,226
Expected return on plan assets	(616)	(523)	(1,254)	(1,126)
Amortization of transition obligation	3	3	5	5
Amortization of prior service cost	9	9	19	20
Amortization of actuarial loss	136	200	312	484

Net periodic benefit cost	$1,276	$1,260	$2,641	$2,588

          As of June 30, 2007, we have not made any contributions to our pension plan in the current year and currently do not need to contribute to this plan in 2007 to maintain its funding status.
Note 9 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended June 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$5,471	$(326)	$5,145	$(215)	$4,930
From Discontinued Operations	(5,860)	—	(5,860)	—	(5,860)

Total Net Loss for All Operations	$(389)	$(326)	(715)	(215)	(930)

Shares			29,361	14	29,375

Per-share from Continuing Operations			$0.18	$(0.01)	$0.17

Per-share amount for All Operations			$(0.02)	$(0.01)	$(0.03)

	Three Months ended June 30, 2006
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$8,969	$—	$8,969	$(71)	$8,898
From Discontinued Operations	(6,098)	—	(6,098)	—	(6,098)

Total Net Income for All Operations	$2,871	$—	2,871	(71)	2,800

Shares			29,694	168	29,862

Per-share from Continuing Operations			$0.30	$—	$0.30

Per-share amount for All Operations			$0.10	$(0.01)	$0.09

	Six Months ended June 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(623)	$(678)	$(1,301)	$(404)	$(1,705)
From Discontinued Operations	(9,895)	—	(9,895)	—	(9,895)

Total Net Loss for All Operations	$(10,518)	$(678)	(11,196)	(404)	(11,600)

Shares			29,491	75	29,566

Per-share from Continuing Operations			$(0.04)	$(0.02)	$(0.06)

Per-share amount for All Operations			$(0.38)	$(0.01)	$(0.39)

	Six Months ended June 30, 2006
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$17,659	$—	$17,659	$(140)	$17,519
From Discontinued Operations	(16,646)	—	(16,646)	—	(16,646)

Total Net Income for All Operations	$1,013	$—	1,013	(140)	873

Shares			29,318	190	29,508

Per-share from Continuing Operations			$0.60	$(0.01)	$0.59

Per-share amount for All Operations			$0.03	$—	$0.03

     At June 30, 2007 and 2006, 2,015,094 and 1,830,737 shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
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

     Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Three Months Ended June 30, 2007
Net interest income	$28,278	$19,306	$14,549	$(15,743)	$46,390	$(876)	$45,514
Intersegment interest	814	(9,436)	(5,677)	14,299	—	—	—
Other revenues	4,188	2,947	3,679	(1,233)	9,581	(3,079)	6,502
Intersegment revenues	—	—	1,084	(1,084)	—	—	—

Total net revenues	33,280	12,817	13,635	(3,761)	55,971	(3,955)	52,016
Other expense	22,006	7,477	16,198	1,383	47,064	5,873	52,937
Intersegment expenses	917	457	670	(2,044)	—	—	—

Income (loss) before taxes	10,357	4,883	(3,233)	(3,100)	8,907	(9,828)	(921)
Income taxes	4,015	1,947	(1,283)	(1,243)	3,436	(3,968)	(532)

Net income (loss)	$6,342	$2,936	$(1,950)	$(1,857)	$5,471	$(5,860)	$(389)

For the Three Months Ended June 30, 2006
Net interest income	$26,753	$15,262	$29,817	$(14,786)	$57,046	$7,443	$64,489
Intersegment interest	3,321	(6,940)	(10,597)	14,216	—	—	—
Other revenue	4,593	1,999	3,580	(1,126)	9,046	13,710	22,756

Total net revenues	34,667	10,321	22,800	(1,696)	66,092	21,153	87,245
Other expense	20,898	5,421	22,628	2,348	51,295	31,305	82,600
Intersegment expenses	687	289	791	(1,767)	—	—	—

Income (loss) before taxes	13,082	4,611	(619)	(2,277)	14,797	(10,152)	4,645
Income taxes	5,230	1,679	(238)	(843)	5,828	(4,054)	1,774

Net income (loss)	$7,852	$2,932	$(381)	$(1,434)	$8,969	$(6,098)	$2,871

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Six Months Ended June 30, 2007
Net interest income	$54,192	$36,876	$31,751	$(33,510)	$89,309	$(1,215)	$88,094
Intersegment interest	(155)	(18,477)	(13,403)	32,035	—	—	—
Other revenue	8,135	5,738	(3,051)	(2,055)	8,767	(7,461)	1,306
Intersegment revenues	—	—	1,017	(1,017)	—	—	—

Total net revenues	62,172	24,137	16,314	(4,547)	98,076	(8,676)	89,400
Other expense	45,446	14,259	35,153	4,491	99,349	7,929	107,278
Intersegment expenses	1,768	809	1,296	(3,873)	—	—	—

Income (loss) before taxes	14,958	9,069	(20,135)	(5,165)	(1,273)	(16,605)	(17,878)
Income taxes	5,453	3,542	(8,035)	(1,610)	(650)	(6,710)	(7,360)

Net income (loss)	$9,505	$5,527	$(12,100)	$(3,555)	$(623)	$(9,895)	$(10,518)

Assets at June 30, 2007	$3,099,206	$1,175,325	$1,577,785	$245,606			$6,097,922

For the Six Months Ended June 30, 2006
Net interest income	$53,264	$29,781	$56,653	$(30,268)	$109,430	$14,380	$123,810
Intersegment interest	5,196	(12,931)	(20,318)	28,053	—	—	—
Other revenue	8,862	4,149	10,968	(937)	23,042	15,134	38,176

Total net revenues	67,322	20,999	47,303	(3,152)	132,472	29,514	161,986
Other expense	41,685	11,094	44,483	6,846	104,108	57,240	161,348
Intersegment expenses	1,371	554	1,707	(3,632)	—	—	—

Income (loss) before taxes	24,266	9,351	1,113	(6,366)	28,364	(27,726)	638
Income taxes	9,652	3,528	460	(2,935)	10,705	(11,080)	(375)

Net income (loss)	$14,614	$5,823	$653	$(3,431)	$17,659	$(16,646)	$1,013

Assets at June 30, 2006	$3,004,403	$969,876	$1,398,377	$1,143,335			$6,515,991

Note 11 — Commitments and Contingencies
Culpepper v. Inland Mortgage Corporation
     On July 2, 2007, the Court of Appeals for the 11th Circuit affirmed the decision of the United States District Court for the Northern District of Alabama granting summary judgment in favor of our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), and decertifying the plaintiffs’ class. On July 13, 2007, plaintiffs filed a petition for a rehearing en banc. This lawsuit was originally filed in April 1996 alleging that Irwin Mortgage’s payment of broker fees to mortgage brokers violated the federal Real Estate Settlement Procedures Act. In its July 2, 2007, decision, and based on the test set forth in the Department of Housing and Urban Development’s 2001 policy statement on lender payments to mortgage brokers, the court of appeals affirmed summary judgment for Irwin Mortgage because the plaintiffs failed to show that the total compensation Irwin Mortgage paid to the mortgage brokers was unreasonable in light of the services provided. The court of appeals also held that the district court did not abuse its discretion in decertifying the plaintiffs’ class because the individualized assessment required in this type of action made class certification inappropriate. We await a decision of the court of appeals on the plaintiffs’ petition. We have not established any reserves for this case.
Silke v. Irwin Mortgage Corporation
     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleged that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. On June 18, 2004, the court certified a plaintiff class and held oral argument on cross-motions for summary judgment on April 30, 2007. On May 2, 2007, the Indiana Supreme Court issued an opinion in another case, Charter One Mortgage Corporation v. Condra, which held that the preparation of mortgage documents by non-attorneys does not necessarily constitute the practice of law and that a lender’s charging a fee for the preparation does not convert it into the unauthorized practice of law. In light of the Charter One decision, the plaintiffs in Silke delivered to the trial court their proposed Order on Parties’ Cross-Motions for Summary Judgment and Entry of Final Judgment in favor of Irwin Mortgage. We therefore expect the court to dismiss the Silke litigation. We have not established any reserves for this case.
Cohens v. Inland Mortgage Corporation
     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On September 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. On October 13, 2006, Irwin Mortgage filed a motion for summary judgment. In May 2007, the court disposed of this case due to lack of prosecution by the plaintiffs. We expect the action to be restored, however, based on a motion by plaintiffs on June 28, 2007. We filed an affirmation in support of our motion for summary judgment on July 10, 2007. We have not established any reserves for this case.
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
     In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court has effectively stayed action on the Irwin cases until issues in the Kessler case are resolved. On July 5, 2007, the Amicus Curiae (“Friend of the Court”) appointed by the Pennsylvania District Court to evaluate the fairness of the modified Kessler settlement issued his Advisory Opinion, which found the proposed modified Kessler settlement to be fair and reasonable. We have established a reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.
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
White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation
     On January 5, 2006, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, (collectively, “Irwin”) were named as defendants in litigation in the Circuit Court for Baltimore City, Maryland. The plaintiffs alleged that Irwin charged or caused plaintiffs to pay certain fees, costs and other charges that were excessive or illegal under Maryland law in connection with loans made to plaintiffs by Irwin. The plaintiffs sought certification of a class consisting of Maryland residents who received mortgage loans from Irwin secured by real property in the State of Maryland and who claimed injury due to Irwin’s lending practices. On April 24, 2006, the plaintiffs initiated an arbitration with the American Arbitration Association (White v. Irwin Union Bank & Trust, et al.)

on behalf of the same proposed class of persons. On August 11, 2006, the court dismissed the lawsuit and compelled arbitration of the claims asserted on behalf of the class. On October 13, 2006, the parties tentatively agreed to settle this matter solely on behalf of the individual plaintiffs for a nonmaterial amount. The settlement agreement was approved by the arbitrator, and the American Arbitration Association arbitration was dismissed with prejudice, effective June 6, 2007, thus concluding this matter.
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
Strategy
     Our strategy is to create competitive advantage within the banking industry by serving niche markets of small businesses and consumers. Our strategic objective is to create value through well-controlled, profitable growth by: i) focusing on meeting customer needs rather than simply offering banking products or services, ii) being cost-efficient in our delivery, and iii) having strong risk management systems. We believe we must continually balance these three factors in order to deliver long-term value to all of our stakeholders.

     We have developed several tactics to meet these goals:
     1. Identify market niches. We focus on product or market niches in banking where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We do not believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings.
     2. Attract, develop and retain exceptional management with niche expertise. We participate in lines of business only when we have attracted senior managers who have proven track records in the niche for which they are responsible. Our structure allows managers to focus their efforts on understanding their customers, meeting the needs of the markets they serve cost effectively, and identifying and controlling the risks inherent in their activities. This structure also promotes accountability among managers of each segment. We attempt to create a mix of short-term and long-term rewards that provide these managers with the incentive to achieve well-controlled, profitable growth over the long term.
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
     4. Focus on organic growth. We primarily focus on growth through organic expansion of existing lines of business as we believe this approach often provides a better risk/return profile. Over the past ten years, we have made only a few acquisitions. Those have typically not been in competitive bidding situations.
     5. Identify opportunities for coordination and efficiencies across the Bank. We have recently increased our attention to the identification of areas in which we can better coordinate and consolidate non-customer facing operations within our segments. Our objective is to improve risk management and operating efficiency without diminishing our ability to provide a high level of service to our customers. Our efforts to date have focused on the centralization of certain risk management functions, as well as improvements in information technologies and procurement through shared services.
     6. Create and maintain risk management systems appropriate to our size, scale and scope. Increasingly, banks of all sizes have seen the need to enhance their risk management systems. These systems are an integral part of a well-managed banking organization and are as important to our future success as hiring good people and offering products and services in attractive niches. We are engaged in a multiyear process of enhancing our management depth and systems for assuring that we operate our businesses within the risk appetite established by our board of directors. The system we are creating provides centralized guidance and support from staff with demonstrated risk management expertise, who provide an independent perspective assessing and assisting the risk management processes and systems that are an integral part of each of our managers’ responsibilities.
     We believe long-term growth and profitability will result from our endeavors to serve attractive niches within commercial and consumer banking, our experienced management, our diverse products and geographic markets, and our focus on risk management systems.
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

Consolidated Overview
     As discussed below, the financial statements, footnotes, schedules and discussion within this report have been reformatted to conform to the presentation required for “discontinued operations” pursuant to our sale of our mortgage banking line of business.

	For the Three Months Ended			For the Six Months Ended
	June 30,			June 30,
	2007	2006	% Change	2007	2006	% Change
Net income (loss) from continuing operations (in thousands)	$5,471	$8,969	(39.0%)	$(623)	$17,659	NM
Net (loss) income including discontinued operations (in thousands)	(389)	2,871	NM	(10,518)	1,013	NM
Basic earnings per share from continuing operations	0.18	0.30	(40.0%)	(0.04)	0.60	NM
Basic earnings per share including discontinued operations	(0.02)	0.10	NM	(0.38)	0.03	NM
Diluted earnings per share from continuing operations	0.17	0.30	(43.3%)	(0.06)	0.59	NM
Diluted earnings per share including discontinued operations	(0.03)	0.09	NM	(0.39)	0.03	NM
Return on average equity from continuing operations	4.3%	6.7%		(0.2)%	4.5%
Return on average assets from continuing operations	0.4%	0.5%		0.0%	0.4%
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded net income from continuing operations of $5.5 million for the three months ended June 30, 2007, down from net income from continuing operations of $9.0 million for the three months ended June 30, 2006. Net income per share (diluted) was $0.17 for the quarter ended June 30, 2007, down from $0.30 per share for the second quarter of 2006. Return on equity was 4.3% for the three months ended June 30, 2007 and 6.7% for the same period in 2006. For the year to date, we recorded a net loss from continuing operations of $0.6 million or $(0.06) per diluted share compared to net income of $17.7 million or $0.59 per share in 2006. Return on equity for continuing operations for the six-month period ended June 30, 2007 was (0.2)% compared with 4.5% during the same period a year earlier.
     Our consolidated performance in the first half of 2007 was negatively affected primarily by three factors: i) a loss in the home equity segment principally as a result of a disruption in the secondary markets, ii) an impaired commercial credit during the first quarter, and iii) slow loan and deposit growth in commercial banking. The disruption in the consumer mortgage market has been more significant than most observers had predicted and there are now fewer buyers for non-conforming mortgage products. Secondly, we determined that a large loan in Michigan was impaired due to apparent misrepresentations about collateral by the borrower discovered during the first quarter of 2007. This appears to have been an isolated event The slowing of growth in the commercial banking segment is attributable to a combination of decreased demand and some turn-over in our local market leadership of established branches, primarily in the Midwest.
Net Interest Income from Continuing Operations
     Net interest income from continuing operations for the six months ended June 30, 2007 totaled $132 million, up 5% from the first half of 2006 net interest income of $125 million. Net interest margin for the six months ended June 30, 2007 was 4.58%, down slightly compared to 4.61% for the same period in 2006.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Six Months Ended June 30,
	2007			2006
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
			(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$54,887	$1,374	5.05%	$79,889	$1,311	3.31%
Federal funds sold	30,678	807	5.30%	2,244	48	4.31%
Residual interests	10,108	549	10.95%	16,207	1,130	14.06%
Investment securities	135,968	3,645	5.41%	106,282	2,395	4.54%
Loans held for sale	167,480	6,091	7.33%	1,236,293	50,180	8.19%
Loans and leases, net of unearned income (1)	5,351,985	244,910	9.23%	4,681,482	203,526	8.77%

Total interest earning assets	5,751,106	$257,376	9.02%	6,122,397	$258,590	8.52%
Noninterest-earning assets:
Cash and due from banks	72,036			111,564
Premises and equipment, net	38,604			32,312
Other assets	305,064			528,918
Less allowance for loan and lease losses	(82,825)			(64,106)

Total assets	$6,083,985			$6,731,085

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$290,790	$3,406	2.36%	$410,471	$4,923	2.42%
Money market savings	1,152,525	25,726	4.50%	1,199,666	23,849	4.01%
Regular savings	125,220	1,375	2.21%	135,916	1,154	1.71%
Time deposits	1,500,068	37,924	5.10%	1,574,336	34,373	4.40%
Short-term borrowings	633,603	16,581	5.28%	686,757	20,818	6.11%
Collateralized debt	1,181,911	32,928	5.62%	893,536	22,707	5.12%
Other long-term debt	233,955	8,680	7.48%	260,414	10,908	8.45%

Total interest-bearing liabilities	$5,118,072	$126,620	4.99%	$5,161,096	$118,732	4.64%
Noninterest-bearing liabilities:
Demand deposits	343,183			768,056
Other liabilities	102,784			277,920
Shareholders’ equity	519,946			524,013

Total liabilities and shareholders’ equity	$6,083,985			$6,731,085

Net interest income		$130,756			$139,858
Net interest income to average interest earning assets			4.58%			4.61%

Less: Net interest income from discontinued operations		(1,215)			14,409

Net interest income from continuing operations		$131,971			$125,449

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended June 30, 2007 was $19 million, compared to $7 million for the same period in 2006. Year to date, the provision for 2007 was $43 million, compared to $16 million for the same period in 2006. More information on this subject is contained in the section on “credit risk.”
Noninterest Income from Continuing Operations
     Noninterest income during the three months ended June 30, 2007 totaled $10 million, compared to $9 million for the same period of 2006. Noninterest income of $9 million was recorded for the six months ended June 30, 2007 and $23 million for the same period in 2006. The decrease in 2007 versus 2006 related primarily to the home equity line of business where there were higher valuation adjustments on loans held for sale, lower servicing revenues, and lower derivative gains. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and six months ended June 30, 2007 totaled $47 million and $99 million, respectively, compared to $51 million and $104 million for the same periods in 2006. The decrease in consolidated noninterest expense in 2007 is primarily due to decreases in the home equity line of business variable compensation costs. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Income Tax Provision from Continuing Operations
     Income tax provision for the three months ended June 30, 2007 totaled $3.4 million and income tax benefit totaled $0.6 million, for the six months ended June 30, 2007, compared to tax provision of $5.8 million and $10.7 million during the same periods in 2006.
Consolidated Balance Sheet Analysis
     Total assets at June 30, 2007 were $6.1 billion, down 2% from December 31, 2006. Average assets for the first six months of 2007 were $6.1 billion, down 7% from the average assets for the year ended December 31, 2006. The decline in the consolidated average balance sheet reflects the sale of the majority of the mortgage banking line of business assets. At June 30, 2007, $27 million of assets from our mortgage banking segment were classified as assets held for sale on our balance sheet pending the planned sale of these assets.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,245	$13,730
Obligations of states and political subdivisions	3,436	3,545
Mortgage-backed securities	48,189	45,187
Other	77,443	65,968

Total	$142,313	$128,430

Loans Held For Sale
     Loans held for sale totaled $27 million at June 30, 2007, a decrease from a balance of $238 million at December 31, 2006. The reduction occurred primarily at our home equity line of business where we reclassified $167 million of mortgage loans held for sale to held for investment during the first quarter reflecting our decision not to sell into weak secondary market conditions. Details related to this reclassification are discussed later in the “home equity lending” section of this document.

Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At June 30, 2007, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,291,303	$2,249,988
Residential real estate-construction	337,156	377,601
Residential real estate-mortgage	1,698,084	1,522,616
Consumer	25,274	31,581
Commercial financing
Franchise financing	783,102	699,969
Domestic leasing	303,102	296,056
Canadian leasing	417,460	358,783
Unearned income
Franchise financing	(248,889)	(211,480)
Domestic leasing	(42,873)	(42,782)
Canadian leasing	(51,963)	(44,139)

Total	$5,511,756	$5,238,193

Allowance for Loans and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30, 2007	December 31, 2006
	And the Six Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	42,662	35,101
Charge-offs	(29,837)	(30,810)
Recoveries	5,326	11,208
Reduction due to reclassification or sale of loans	(796)	(246)
Foreign currency adjustment	317	(8)

Balance at end of period	$92,140	$74,468

Deposits
     Total deposits for the first half of 2007 averaged $3.4 billion compared to deposits for the year 2006 that averaged $4.0 billion. Demand deposits for the first half of 2007 averaged $0.3 billion, a 55% decrease over the average balance for the year 2006. Demand deposits totaling $0.4 billion in 2006 related to deposits at Irwin Union Bank and Trust Company (IUBT) which were associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. These escrow accounts were transferred out of IUBT in early 2007 in connection with the transfer of mortgage servicing rights at the mortgage banking line of business.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2007, institutional broker-sourced deposits totaled $0.5 billion, unchanged from December 31, 2006.
Short-Term Borrowings
     Short-term borrowings during the first half of 2007 averaged $634 million compared to an average of $544 million for the year 2006. Short-term borrowings totaled $613 million at June 30, 2007, compared to $602 million at December 31, 2006. The increase in average short-term borrowings during the first half of 2007 compared to 2006 reflects declining deposit balances during the first half of 2007. Proceeds from this financing were used to pay down short-term borrowings.
     Federal Home Loan Bank borrowings averaged $483 million for the six months ended June 30, 2007, with an average rate of 5.11%. At June 30, 2007 the balance was $490 million at an interest rate of 5.14%. The maximum outstanding during any month end during the first six months of 2007 was $565 million. Federal Home Loan Bank borrowings averaged $322 million for the year ended December 31, 2006, with an average rate of 4.9%. The balance at December 31, 2006 was $372 million at an interest rate of 5.02%. The maximum outstanding during any month end during 2006 was $609 million.
Collateralized and Other Long-Term Debt
     Collateralized debt totaled $1.3 billion at June 30, 2007, compared to $1.2 billion at December 31, 2006. The bulk of these borrowings resulted from securitization of portfolio loans at the home equity lending line of business that results in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans.
     Other long-term debt totaled $234 million at June 30, 2007 and December 31, 2006. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at June 30, 2007. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we deconsolidate the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”
Capital
     Shareholders’ equity averaged $520 million during the first six months of 2007, down 1% compared to the average for the year 2006. Shareholders’ equity balance of $508 million at June 30, 2007 represented $16.90 per common share, compared to $17.30 per common share at December 31, 2006. We paid $3.5 million and $7.0 million in dividends for the three and six months ended June 30, 2007, respectively, reflecting an increase of $0.01 and $0.02 per share, respectively, compared to a year ago. We also paid $0.3 million and $0.7 million for the three and six months ended June 30, 2007, respectively, in preferred dividends on our noncumulative perpetual preferred stock.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital	$680,781	$712,403
Tier 2 capital	134,184	125,351

Total risk-based capital	$814,965	$837,754

Risk-weighted assets	$6,113,756	$6,258,927
Risk-based ratios:
Tier 1 capital	11.1%	11.4%
Total capital	13.3	13.4
Tier 1 leverage ratio	11.1	11.5
Ending shareholders’ equity to assets	8.3	8.5
Average shareholders’ equity to assets	8.5	8.1
     At June 30, 2007, our total risk-adjusted capital ratio was 13.3% exceeding our Policy internal minimum of 11.0% (we manage to a higher Policy minimum, 12.0%, at our principal subsidiary, Irwin Union Bank and Trust.). At December 31, 2006, our total risk-adjusted capital ratio was also 13.4%. Our ending equity to assets ratio at June 30, 2007 was 8.3% compared to 8.5% at December 31, 2006. Our Tier 1 capital totaled $681 million as of June 30, 2007, or 11.1% of risk-weighted assets.
     Retained earnings increased by $1.7 million during 2007 reflecting the impact of our adoption of FAS 156 related to accounting for mortgage servicing rights. In accordance with this pronouncement, we recorded as an increase to retained earnings a $1.7 million one time (tax-affected) cumulative adjustment on January 1, 2007.

Cash Flow Analysis
     Our cash and cash equivalents decreased $66 million during the first six months of 2007, compared to a decrease of $0.8 million during the same period in 2006. Cash flows from operating activities provided $154 million in cash and cash equivalents in the six months ended June 30, 2007 compared to the same period in 2006 when our operations provided $548 million in cash and cash equivalents. In the first half of 2007, accounts receivable decreased $138 million which increased cash provided by operating activities during that period.
Earnings Outlook
     We do not provide specific earnings guidance. Our strategy is to seek opportunities for well-controlled, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Although at present we are not meeting our targets, we believe this strategy can, over time, provide above market growth rates in earnings per share and return on equity. Prior to 2005, a meaningful amount of our earnings, in many years, came from our conforming conventional first mortgage segment. We decided to exit this line of business in 2006. Opportunities in our remaining three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. We believe this growth will contribute in a meaningful way to the Corporation’s future success.
     Home equity is currently performing at an unacceptable level. The segment provides credit and geographic diversification for commercial portfolios. If we are able to return it to acceptable financial performance, we believe in the long run it can generate excess capital to grow the commercial segments. Achieving this strategic intent is proving quite difficult in the short term as we are in the midst of making significant structural changes in this segment in the face of an external market environment undergoing extensive disruption resulting from increased losses in the subprime mortgage industry. This disruption in the subprime industry has spilled over into the broader mortgage market in which we participate. If our initiatives are successful and the external market environment normalizes, we believe that this segment can achieve both our financial goals of double digit earnings growth and a return in excess of the cost of capital.
     Our consolidated performance in the first half of 2007 was negatively affected by three factors: a loss in the home equity segment as a result of a disruption in the secondary markets and increased loan losses, an impaired commercial credit, and slow loan and deposit growth in commercial banking. The disruption in the consumer mortgage market has been more significant than most observers had predicted and there are now fewer buyers for non-conforming mortgage products. We believe, however, that over time liquidity will be restored for non-conforming mortgages with prime or near-prime credit risk. Secondly, in the first quarter, we determined that a large loan in Michigan was impaired due to apparent misrepresentations about collateral by the borrower discovered during the first quarter of 2007. This appears to have been an isolated event. We have taken steps to retrain on best practices in collateral review procedures and have embarked on an extensive review of all material commercial credits in Michigan by our credit risk management staff. We intend to push our improved practices throughout our origination systems. Finally, we believe the slowing of growth in the commercial banking segment is attributable to a combination of decreased demand and some turn-over in our local market leadership of established branches primarily in the Midwest. We have continued to experience good growth in our newer markets in the West and we have put in place new processes which we believe will enhance growth in coming quarters.
As discussed in Note 2 to the Financial Statements, we are reporting the results of our mortgage banking business as discontinued operations. Weak secondary market conditions have prolonged the wind-down and increased disposition costs of the discontinued mortgage operations more than originally anticipated. We have suffered discontinued operations losses in each quarter since selling the segment. The majority of our current losses relate to credit costs for alleged breaches of representations and warranties made when loans were sold to the secondary market, prior to the sale of the segment in 2006. Management expects to report modest losses from Discontinued Operations in each of the remaining quarters of 2007. The amount of the loss is most likely to be affected by future economic deterioration, repurchase demands and results of disposition in the secondary market, which are hard to predict. We believe the bulk of the remaining disposition activities other than those associated with repurchase demands will be completed by year-end.
Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

	(Dollars in thousands)
Net income (loss):
Commercial Banking	$6,342	$7,852	$9,505	$14,614
Commercial Finance	2,936	2,932	5,527	5,823
Home Equity Lending	(1,950)	(381)	(12,100)	653
Other (including consolidating entries)	(1,857)	(1,434)	(3,555)	(3,431)

Net income (loss) from continuing operations	5,471	8,969	(623)	17,659
Discontinued operations	(5,860)	(6,098)	(9,895)	(16,646)

Net (loss) income	$(389)	$2,871	$(10,518)	$1,013

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$59,782	$58,583	$117,255	$112,068
Interest expense	(29,890)	(27,172)	(57,777)	(50,795)

Net interest income	29,892	31,411	59,478	61,273
Provision for loan and lease losses	(800)	(1,337)	(5,441)	(2,813)
Noninterest income	4,188	4,593	8,135	8,862

Total net revenue	33,280	34,667	62,172	67,322
Operating expense	(22,923)	(21,585)	(47,214)	(43,056)

Income before taxes	10,357	13,082	14,958	24,266
Income taxes	(4,015)	(5,230)	(5,453)	(9,652)

Net income	$6,342	$7,852	$9,505	$14,614

Performance Ratios:
Return on Average Equity	10.70%	14.46%	8.19%	14.18%

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,099,206	$3,103,547
Loans and leases	2,881,748	2,901,029
Allowance for loan and lease losses	(26,476)	(27,113)
Deposits	2,736,451	2,635,380
Shareholder’s equity	241,768	241,556
Daily Averages:
Assets	$3,157,261	$3,143,439
Loans and leases	2,889,207	2,797,853
Allowance for loan and lease losses	(27,091)	(26,175)
Deposits	2,767,725	2,826,446
Shareholder’s equity	234,129	218,076
Shareholder’s equity to assets	7.42%	6.95%

Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	June 30,			December 31,
	2007			2006
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
			(Dollars in thousands)

Indianapolis	$530,635	18.4%	7.5%	$561,343	19.3%	7.6%
Western and Central Michigan	477,259	16.6%	7.6	519,348	17.9	7.7
Southern Indiana	464,283	16.1%	7.2	475,051	16.4	7.2
Phoenix	468,767	16.3%	7.7	452,919	15.6	7.9
Las Vegas	165,645	5.7%	8.2	154,218	5.3	8.1
Other	775,159	26.9%	7.8	738,150	25.5	7.9

Total	$2,881,748	100.0%	7.6%	$2,901,029	100.0%	7.7%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon
Indianapolis	$252,885	10.4%	3.1%	$259,835	10.8%	2.4%
Western and Central Michigan	222,222	9.1%	3.6	231,666	9.7	3.4
Southern Indiana	795,973	32.7%	3.3	630,060	26.3	2.8
Phoenix	202,945	8.3%	4.0	179,502	7.5	3.4
Las Vegas	455,414	18.7%	4.5	467,708	19.5	4.1
Other	507,983	20.8%	3.7	631,268	26.2	3.5

Total	$2,437,422	100.0%	3.7%	$2,400,039	100.0%	3.3%

Net Income
     Commercial banking net income totaled $6.3 million during the second quarter of 2007 compared to $7.9 million for the same period in 2006. Year-to-date net income totaled $9.5 million in 2007 compared to net income of $14.6 million in 2006.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$29,892	$31,411	$59,478	$61,273
Average interest earning assets	3,104,600	3,164,181	3,055,570	3,102,229
Net interest margin	3.86%	3.98%	3.93%	3.98%
Net interest income was $30 million for the second quarter of 2007, a decrease of 5% over second quarter of 2006. Net interest income year to date in 2007 also decreased 3% over the same period in 2006. The 2007 decline in net interest income resulted primarily from a decrease in our commercial banking interest earning assets. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended June 30, 2007 was 3.86%, compared to 3.98% for the same period in 2006. Year-to-date net interest margin for 2007 was 3.93%, compared to 3.98% for 2006. The decrease in 2007 margin reflects competitive conditions and unfavorable repricing of loans and deposits.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $5.4 million during the first half of 2007, compared to a provision of $2.8 million during the same period in 2006. The increased provision relates primarily to a loss identified in the first quarter related to a commercial credit in Michigan. With respect to this credit, we believe the borrower will be unable to repay the majority of the loan as we discovered what we believe were misrepresentations about collateral offered for the loan. As such, we took a charge-off of $4.1 million related specifically to this loan during the first quarter. With the exception of this loan, credit quality at the commercial banking line of business declined modestly during the first half of the year, but is still consistent with our historic experiences. The provision in the second quarter of 2007 was $0.8 million compared to $1.3 million a year earlier See further discussion in the “Credit Quality” section below.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Trust fees	$540	$478	$1,114	$979
Service charges on deposit accounts	926	1,102	1,794	2,061
Insurance commissions, fees and premiums	436	509	1,021	1,158
Gain from sales of loans	560	582	1,016	1,011
Loan servicing fees	366	377	750	763
Amortization of servicing assets	(290)	(293)	(569)	(534)
Brokerage fees	398	362	750	660
Other	1,252	1,476	2,259	2,764

Total noninterest income	$4,188	$4,593	$8,135	$8,862

     Noninterest income during the three and six months ended June 30, 2007 decreased 9% and 8%, respectively, over the same periods in 2006. This decline relates primarily to lower service charges on deposit accounts and to a loss on sale of other real estate owned (OREO) during the first half of 2007.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Salaries and employee benefits	$12,917	$13,280	$27,269	$26,767
Other expenses	10,006	8,305	19,945	16,289

Total operating expenses	$22,923	$21,585	$47,214	$43,056

Efficiency ratio	67.3%	60.0%	69.8%	61.4%
Number of employees at period end(1)			588	585

(1)	On a full time equivalent basis.
     Operating expenses for the three and six months ended June 30, 2007 totaled $23 million and $47 million, respectively, an increase of 6% and 10% over the same periods in 2006. The increase in operating expenses is primarily due to increased premises and equipment costs due to our recent office expansions and support staff.
Balance Sheet
     Total assets at June 30, 2007 were $3.1 billion, unchanged from December 31, 2006. Earning assets for the six months ended June 30, 2007 averaged $3.1 billion, unchanged from the same period in 2006. Average core deposits for the second quarter of 2007 totaled $2.4 billion, an increase of 3% over average core deposits in the first quarter 2007.

Credit Quality
     The allowance for loan losses to total loans is 0.92% at June 30, 2007, down slightly from 0.93% at December 31, 2006. Total nonperforming assets were $17 million at June 30, 2007, a decrease of $1.9 million versus year end 2006. Other real estate owned was $5.7 million at June 30, an increase of $1.3 million compared to the year-end 2006 balance. Nonperforming loans are not significantly concentrated in any industry category, although a greater than average amount of our nonperforming loans are located in our Michigan markets. The increase in year-to-date charge-offs and increase in year-to-date provision for loan losses relate primarily to a single commercial credit in the Michigan market that was charged off in the first quarter of 2007. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$11,323	$14,455
Other real estate owned	5,683	4,423

Total nonperforming assets	$17,006	$18,878

Nonperforming assets to total assets	0.55%	0.61%
Allowance for loan losses	$26,476	$27,113
Allowance for loan losses to total loans	0.92%	0.93%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Provision for loan losses	$800	$1,337	$5,441	$2,813
Net charge-offs	1,252	715	6,079	1,307
Net charge-offs to average loans	0.14%	0.10%	0.42%	0.10%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	June 30,	December 31,
Markets	2007	2006
Indianapolis	0.27%	0.24%
Western and Central Michigan	2.42%	2.72%
Southern Indiana	0.18%	0.14%
Phoenix	0.36%	0.52%
Las Vegas	0.00%	0.00%
Other	0.19%	0.06%

Total	0.59%	0.65%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$12,923	$10,107	$24,931	$19,799
Provision for loan and lease losses	(3,053)	(1,785)	(6,532)	(2,949)
Noninterest income	2,947	1,999	5,738	4,149

Total net revenue	12,817	10,321	24,137	20,999
Operating expense	(7,934)	(5,710)	(15,068)	(11,648)

Income before taxes	4,883	4,611	9,069	9,351
Income taxes	(1,947)	(1,679)	(3,542)	(3,528)

Net income	$2,936	$2,932	$5,527	$5,823

Selected Operating Data:
Net charge-offs	$2,089	$868	$4,035	$1,615
Net interest margin	4.69%	4.50%	4.67%	4.58%
Total funding of loans and leases	$174,742	$164,399	$303,353	$284,481
Return on average equity	10.81%	16.88%	11.26%	17.61%

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,175,325	$1,073,552
Loans and leases	1,159,939	1,056,406
Allowance for loan and lease losses	(15,544)	(13,525)
Shareholders’ equity	105,306	88,587
Overview
     We established this line of business in 1999. We offer commercial finance products and services through a direct subsidiary of our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct and indirect subsidiaries. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. In 2006, we expanded our product line to include professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.
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

Portfolio Characteristics
     The following tables show the geographic composition of our commercial finance loans and leases:

	June 30,	December 31,
	2007	2006
United States
California	11.9%	12.4%
Texas	7.1	5.9
New York	4.3	5.0
Florida	3.8	4.0
All other states	41.4	42.8

Total United States	68.5%	70.1%

Canada
Ontario	7.6%	7.3%
Quebec	7.4	7.1
British Columbia	7.3	7.0
Alberta	6.3	5.8
All other provinces	2.9	2.6

Total Canada	31.5%	29.9%

Total	100.0%	100.0%
Total Portfolio	$1,159,939	$1,056,406
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Domestic franchise loans	$534,213	$488,489
Weighted average coupon	—%	8.79%
Delinquency ratio	0.36	0.16
Domestic leases	$260,229	$253,274
Weighted average coupon	10.80%	10.32%
Delinquency ratio	2.41	1.72
Canadian leases (1)	$365,497	$314,644
Weighted average coupon	9.17%	9.13
Delinquency ratio	0.36	0.36

(1)	In U.S. dollars.
Net Income
     During the three months ended June 30, 2007, the commercial finance line of business recorded net income of $2.9 million, relatively unchanged from the same period in the prior year. Year to date, the commercial finance line of business earned $5.5 million compared to $5.8 million for the same period in the prior year. The 2007 year-to-date decline in earnings is attributable primarily to higher loan loss provision related to our domestic small ticket leasing business as well as higher compensation and related expenses.

Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months June 30,		Six Months June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$12,923	$10,107	$24,931	$19,799
Average interest earning assets	1,104,098	900,148	1,077,182	870,866
Net interest margin	4.69%	4.50%	4.67%	4.58%
     Net interest income was $13 million for the quarter ended June 30, 2007, an increase of 28% over 2006. Year to date net interest income was $25 million, compared to $20 million in 2006. The improvement in net interest income resulted primarily from an increase in our portfolio. The total loan and lease portfolio has increased to $1.2 billion at June 30, 2007, an increase of 10% over year-end 2006 and an increase of 22% over June 30, 2006. This line of business originated $175 million and $303 million in loans and leases during the second quarter and year-to-date 2007, respectively, compared to $164 million and $284 million during the same periods of 2006.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the second quarter of 2007 was 4.69% compared to 4.50% in 2006 for the same period. Year-to-date margins improved to 4.67% in 2007 compared to 4.58% during the same period in 2006. The increase in 2007 margin is due primarily to higher loan fees.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $6.5 million during the first six months in 2007 compared to $2.9 million for the same period in 2006. The increased provisioning levels relate primarily to losses identified in the domestic small ticket leasing component of the commercial finance portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Gain from sales of loans	$1,466	$498	$3,037	$1,252
Derivative losses, net	(258)	(165)	(274)	(218)
Other	1,739	1,666	2,975	3,115

Total noninterest income	$2,947	$1,999	$5,738	$4,149

     Noninterest income during the three months ended June 30, 2007 increased 47% over the same period in 2006. Year to date, noninterest income was $5.7 million, compared to $4.1 million in the same period of 2006. Included in noninterest income were gains that totaled $0.3 million and $1.8 million for the three and six months ended June 30, from sales of $6 million and $33 million in loans, respectively, compared to gains of $0.5 million and $1.3 million during the same periods in 2006. In addition to whole loan sales, we also sold $39 million in participations of our franchise loan portfolio during the first half of 2007 resulting in a gain of $1.2 million.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Salaries and employee benefits	$4,529	$3,055	$9,111	$6,581
Other	3,405	2,655	5,958	5,067

Total operating expenses	$7,934	$5,710	$15,069	$11,648

Efficiency ratio	50.00%	47.20%	49.10%	48.65%
Number of employees at period end (1)			217	195

(1)	On a full time equivalent basis.
     Operating expenses during the second quarter and first half of 2007 totaled $7.9 million and $15.1 million, respectively, an increase of 39% and 29% over the same periods in 2006. The increased salaries and benefits expense relates to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to profitability.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at June 30, 2007 of $5.8 million, compared to $5.4 million as of December 31, 2006. Net charge-offs recorded by this line of business totaled $2.1 million for the second quarter of 2007, compared to $0.9 million for the second quarter of 2006. Net charge-offs year to date were $4.0 million, up from the $1.6 million net charge-offs recorded in the first half of 2006. Our allowance for loan and lease losses at June 30, 2007 totaled $15.5 million, representing 1.34% of loans and leases, compared to a balance at December 31, 2006 of $13.5 million, or 1.28% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$5,773	$5,374
Allowance for loan losses	15,544	13,525
Allowance for loan losses to total loans	1.34%	1.28%

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Provision for loan losses	$3,053	$1,785	$6,532	$2,949
Net charge-offs	2,089	868	4,035	1,615
Annualized net charge-offs to average loans	0.76%	0.39%	0.76%	0.38%

(1)	In U.S. dollars.

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$24,473	$22,924	$49,037	$46,593
Provision for loan and lease losses	(15,601)	(3,704)	(30,689)	(10,258)
Noninterest income	4,763	3,580	(2,034)	10,968

Total net revenues	13,635	22,800	16,314	47,303
Operating expenses	(16,868)	(23,419)	(36,449)	(46,190)

Income (loss) before taxes	(3,233)	(619)	(20,135)	1,113
Income taxes	1,283	238	8,035	(460)

Net income (loss)	$(1,950)	$(381)	$(12,100)	$653

Selected Operating Data:
Loan volume:
Lines of credit	$7,745	$31,617	$20,356	$94,919
Loans	115,393	179,717	292,002	400,789
Net home equity charge-offs to average managed portfolio	2.18%	0.58%	2.61%	0.80%
Gain on sale of loans to loans sold	1.42%	0.78%	0.46%	1.32%

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,577,785	$1,617,219
Home equity loans and lines of credit(1)	1,469,814	1,280,497
Allowance for loan losses	(49,905)	(33,614)
Home equity loans held for sale	26,923	236,636
Residual interests	2,730	2,760
Mortgage servicing assets	24,465	28,231
Short-term borrowings	223,429	446,163
Collateralized debt	1,076,239	948,939
Shareholders’ equity	190,157	155,791
Selected Operating Data:
Total managed portfolio balance	1,656,141	1,708,975
Delinquency ratio (2)	3.6%	3.2%
Weighted average coupon rate:
Lines of credit	11.12%	11.13%
Loans	10.94	10.75

(1)	Includes $1.2 billion and $1.1 billion of collateralized loans at June 30, 2007 and December 31, 2006, respectively, pledged as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
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
Production and Portfolio Characteristics
     The following table shows the geographic composition of our home equity managed portfolio:

	June 30,	December 31,
State	2007	2006

California	9.8%	10.2%
Michigan	8.0	7.8
Colorado	7.5	7.0
Florida	6.8	7.8
Ohio	6.6	6.2
All other states	61.3	61.0

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,656,141	$1,708,975
     For the quarter ended June 30, 2007, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 51% of our loan originations and 53% of our managed portfolio for this line of business. HLTVs constituted 47% of our managed portfolio at December 31, 2006. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at June 30, 2007 was originated with early repayment provisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon for the following periods:

	June 30, 2007			December 31, 2006
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)
Loans ≤ 100% CLTV	$459,331	27.73%	9.03%	$536,387	31.39%	9.10%
Lines of credit ≤ 100% CLTV	275,217	16.62	9.92	319,415	18.69	9.96
First mortgages ≤ 100% CLTV	49,472	2.99	7.56	44,727	2.62	7.37

Total ≤ 100% CLTV	784,020	47.34	9.25	900,529	52.70	9.32
Loans > 100% CLTV	752,572	45.44	12.41	677,119	39.62	12.36
Lines of credit > 100% CLTV	89,652	5.41	14.54	101,683	5.95	14.55
First mortgages > 100% CLTV	24,166	1.46	8.49	22,916	1.34	8.48

Total > 100% CLTV	866,390	52.31	12.52	801,718	46.91	12.53
Other (including discontinued products)	5,731	0.35	14.96	6,728	0.39	15.03

Total managed portfolio(1)	$1,656,141	100.00%	10.98%	$1,708,975	100.00%	10.85%

(1)	We define our “Managed portfolio” as the portfolio ($1.7 billion) that we service and on which we carry credit risk. At June 30, 2007, we also serviced another $0.9 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended June 30,
Product	2007	2006
	(Funding amount in thousands)
First mortgage loans
Funding Amount	18,653	8,952
Weighted Average Disposable Income	6,311	4,988
Weighted Average FICO score	696	689
Weighted Average Coupon	8.20%	8.10%

First mortgage loans up to 110%
Funding Amount	588	943
Weighted Average Disposable Income	5,115	4,000
Weighted Average FICO score	741	688
Weighted Average Coupon	8.49%	8.77%

Home equity loans up to 100% CLTV
Funding Amount	24,488	103,434
Weighted Average Disposable Income	5,466	6,629
Weighted Average FICO score	695	700
Weighted Average Coupon	10.27%	11.08%

Home equity loans up to 125% CLTV
Funding Amount	71,664	66,388
Weighted Average Disposable Income	4,910	4,306
Weighted Average FICO score	696	698
Weighted Average Coupon	13.10%	12.69%

Home equity lines of credit up to 100% CLTV
Funding Amount	3,834	28,556
Weighted Average Disposable Income	6,607	5,765
Weighted Average FICO score	699	694
Weighted Average Coupon	11.14%	9.65%

Home equity lines of credit up to 125% CLTV
Funding Amount	3,911	3,061
Weighted Average Disposable Income	5,442	4,393
Weighted Average FICO score	684	693
Weighted Average Coupon	14.56%	14.93%

All Products
Funding Amount	123,138	211,334
Weighted Average Disposable Income	5,304	5,557
Weighted Average FICO score	696	698
Weighted Average Coupon	11.76%	11.31%
Net Income
     Our home equity lending business recorded a net loss of $2.0 million during the three months ended June 30, 2007, compared to a net loss for the same period in 2006 of $0.4 million. A year-to-date loss of $12.1 million was recorded through June 30, 2007, compared to net income of $0.7 million during the same period a year earlier.

Net Revenue
     Net revenue for the three and six months ended June 30, 2007 totaled $14 million and $16 million, respectively, compared to net revenue for the same periods in 2006 of $23 million and $47 million. The decrease in revenues is primarily a result of higher loan loss provision and lower gains from loan sales.
     During the second quarter of 2007, our home equity lending business produced $123 million of home equity loans, compared to $211 million during the same period in 2006. The decrease in volume principally reflects a decline in acquisitions in the retail channel and reflects disruptions in the secondary markets during the first half of 2007. The table below shows our originations by channel for the periods shown:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total originations	$123,138	$211,334	$312,358	$495,708
Percent broker	50%	29%	50%	27%
Percent correspondent	39	26	39	29
Percent retail loans	11	14	8	20
Percent other	—	31	3	24
     Our home equity lending business had $1.5 billion of net loans and loans held for sale at June 30, 2007 unchanged from December 31, 2006. Included in the loan balance at June 30, 2007 were $1.2 billion of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$24,473	$22,924	$49,037	$46,593
Provision for loan losses	(15,601)	(3,704)	(30,689)	(10,258)
Gain on sales of whole loans	1,588	618	1,841	3,004
Valuation adjustment on loans held for sale	(166)	(5,088)	(8,141)	(5,541)

Gain (loss) on sales of loans	1,422	(4,470)	(6,300)	(2,537)
Loan servicing fees	4,751	10,472	10,278	18,194
Amortization of servicing assets	(32)	(5,760)	(68)	(11,994)
(Impairment) recovery of servicing assets	(1,966)	409	(6,600)	983
Derivative gains (losses)	12	2,934	(282)	5,841
Other	576	(5)	938	481

Total net revenue	$13,635	$22,800	$16,314	$47,303

     Net interest income increased to $24 million for the three months ended June 30, 2007, compared to $23 million for the same period in 2006. Year-to-date net interest income for 2007 was $49 million, compared to $47 million for 2006. The increase in net interest income is primarily due to higher rates and average loan balances in 2007 compared to 2006.
     Provision for loan losses increased to $16 million in the second quarter of 2007, compared to $4 million during the same period in 2006. Year-to-date provision for loan losses was $31 million in 2007 compared to $10 million in 2006. The increased provision in 2007 relates primarily to the reclassification of $167 million of mortgage loans held for sale to held for investment during the first quarter reflecting our decision not to sell into weak secondary market conditions. The loans and lines that were moved were originated with the intent to sell into the secondary market, however, conditions in that market deteriorated rapidly during the first quarter. It is management’s expectation that conditions will improve, but only gradually and, as a result, determined that it was more appropriate to move these loans into held for investment. These transferred loans resulted in an increase of $6 million to the provision for loan losses during the first quarter. During the second quarter, the actual and expected performance of portfolio loans deteriorated, leading to the need to provide additional reserves for potential future loan losses. We expect weaknesses in this portfolio to continue as long as challenging conditions in the mortgage market persist.

     We completed whole loan sales during the second quarter of 2007 of $35 million resulting in a gain on sale of loans of $0.5 million, compared to $0.8 million in gain on the sale of $336 million of loans during the same period in 2006. In addition, net charge offs in our loans held for sale classification reduced the gain on sale during the quarter. As mentioned above, $167 million of loans were reclassified to held for investment during the first quarter. We charged off $7 million in the first quarter related to this pool of loans to mark them to market prior to the reclassification.
     Loan servicing fees totaled $5 million during the second quarter of 2007 compared to $10 million during the same period in 2006. Year to date, loan servicing fees totaled $10 million, compared to $18 million during the same period in 2006. The servicing portfolio underlying the mortgage servicing asset totaled $1.1 billion at June 30, 2007 compared to $1.7 billion at June 30, 2006. Included in loan servicing fees are incentive servicing fees (ISFs). As part of certain whole loan sales, we have the right to an incentive servicing fee that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At June 30, 2007, we were receiving incentive fees for six transactions that met these performance metrics. During the second quarter of 2007, we earned $1.7 million in ISF fees, compared to $4.3 million during the same period in 2006. For the first half of 2007, we earned $3.6 million in ISF fees, compared to $5.7 million during the same period in 2006. The following table summarizes ISF revenue recognized by quarter:

	2004	2005	2006	2007
	(Dollars in thousands)
First Quarter	$471	$325	$1,387	$1,933
Second Quarter	234	681	4,278	1,708
Third Quarter	244	851	659	NA
Fourth Quarter	—	481	2,757	NA

Year to date	$949	$2,338	$9,081	$3,641

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value of the home equity lending servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Servicing asset amortization and impairment expense totaled $7 million during the first half of 2007, compared to $11 million for the six months ended June 30, 2006. This decrease reflects a smaller portfolio and reduced prepayment speeds. During the first quarter of 2007, the home equity lending line of business adopted the fair value method of accounting for mortgage servicing rights in accordance with SFAS 156. As a result, we are no longer amortizing servicing rights underlying high loan-to-value first mortgages and second mortgages. Rather, we are adjusting the fair value each quarter and recognizing a fair value adjustment through “impairment” on the income statement.
     We originate fixed rate loans that are susceptible to decreases in value in a period of increasing interest rates. To protect against such decreases, we enter into derivative contracts. Derivative gains were $12 thousand for the second quarter of 2007 and we had derivative losses of $0.3 million year to date. This compares with gains of $2.9 million and $5.8 million for the same periods in 2006. The decrease in derivative gains in 2007 versus 2006 is due to fewer derivative contracts outstanding.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$10,391	$15,127	$22,553	$28,727
Other	6,477	8,292	13,896	17,463

Total operating expenses	$16,868	$23,419	$36,449	$46,190

Number of employees at period end (1)			458	472

(1)	On a full time equivalent basis.

     Operating expenses were $17 million and $36 million for the three and six months ended June 30, 2007, compared to $23 million and $46 million for the same periods in 2006. Operating expenses declined in 2007 primarily due to a restructuring and downsizing of the retail channel which took place in the second quarter of 2006 and other cost cutting initiatives.
Home Equity Servicing
     Our home equity lending business continues to service certain of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.6 billion at June 30, 2007, compared to $2.9 billion at December 31, 2006. For whole loans sold with servicing retained totaling $0.6 billion at June 30, 2007 and $0.7 billion at December 31, 2006, we capitalize servicing fees including rights to future early repayment fees. During the first quarter of 2007, we adopted the fair value method under FAS 156. Adoption of this new standard resulted in a $2.9 million increase in our servicing asset to adjust its value to fair market value. We recorded a one time (tax-affected) cumulative adjustment to retained earnings of $1.7 million to reflect the adoption of this new standard. The servicing asset at June 30, 2007 was $24 million, down from $28 million at December 31, 2006 reflecting the decrease in fair value as a result of recognizing the asset at fair value under FAS 156.
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
     Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.5 billion of loans at June 30, 2007 and $0.6 billion of loans at December 31, 2006 for which we have the opportunity to earn an incentive servicing fee. While the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, we do not have direct credit risk in these pools.
     The following table sets forth certain information for these portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	June 30,	December 31,	June 30,
	2007	2006	2006
Managed Portfolio	(Dollars in thousands)
Total Loans	$1,656,141	$1,708,975	$1,600,288
30 days past due	3.64%	3.16%	2.67%
90 days past due	1.52	1.19	1.01
Annualized QTD Net Chargeoff Rate	2.18	1.50	0.58

Unsold Loans
Total Loans (1)	$1,490,752	$1,515,881	$1,301,618
30 days past due	3.97%	3.54%	2.61%
90 days past due	1.67	1.32	1.04
Annualized QTD Net Chargeoff Rate	2.43	1.71	0.68
Loan Loss Reserve	$49,905	$33,614	$28,262

Owned Residual
Total Loans	$165,389	$193,094	$298,670
30 days past due	0.73%	0.20%	2.94%
90 days past due	0.17	0.18	0.88
Annualized QTD Net Chargeoff Rate	—	—	(0.53)
Residual Undiscounted Losses	$610	$430	$470

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$528,846	$627,838	$772,066
30 days past due	5.43%	5.40%	3.83%
90 days past due	2.00	2.30	1.38

(1)	Excludes deferred fees and costs.

Discontinued Operations—Mortgage Banking
     In 2006, we sold the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights to five separate purchasers. In January 2007, we transferred certain assets associated with this segment’s servicing platform and placed the bulk of our remaining staff with a sixth buyer. We have some staff continuing to work at IMC through the wind-down of our remaining assets managing repurchased loans and collecting outstanding documents required for the completion of servicing transfers.
     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.
     Weak secondary market conditions negatively affected the continuation of the wind-down and disposition costs of the discontinued mortgage operations. During the second quarter, the discontinued segment lost $5.9 million, compared to $4.0 million during the first quarter. The majority of our current losses relate to credit costs for alleged breaches of representations and warranties made when loans were sold to the secondary market, prior to the sale of the segment in 2006. In addition, the loss in the second quarter includes mark-to-market adjustments on the remaining assets that we are currently marketing for sale. The amount of any future loss is most likely to be affected by future repurchase demands and results of disposition in the secondary market, which are difficult to predict. We believe the bulk of the remaining disposition activities other than those associated with repurchase demands will be completed by year-end.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $1.9 million and $3.6 million for the three and six months ended June 30, 2007, compared to a loss of $1.4 million and $3.4 million during the same periods in 2006. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2007, we allocated $8.7 million of these expenses to our subsidiaries, compared to $6.5 million during the first half of 2006.
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
     The Board of Directors has primary responsibility for establishing the Corporation’s risk appetite and overseeing its risk management system. Primary responsibility for management of risks within the risk appetite set by the Board of Directors rests with the managers of our business units, who are responsible for establishing and maintaining internal control systems and procedures that are appropriate for their operations. To provide an independent assessment of line management’s risk mitigation procedures, we have established a centralized enterprise-wide risk management function. To maintain independence, this function is staffed with managers with substantial expertise and experience in various aspects of risk management who are not part of line management. They report to the Chief Risk Officer (CRO), who in turn reports to the Risk Management Committee of our Board of Directors. Our Internal Audit

function independently audits both risk management activities in the lines of business and the work of the centralized enterprise-wide risk management function and reports directly to the Audit Committee of our Board of Directors.
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
     Net charge-offs for the three months ended June 30, 2007 in our held for investment portfolio were $12 million, or 0.9% of average loans, compared to $4 million, or 0.3% of average loans during the same period in 2006. Year-to-date net charge-offs were $25 million, compared to $8 million during the same period in 2006. The increase in charge-offs and allowance is due in part to a single large commercial credit in Michigan that was charged off during the first quarter. We believe the borrower will be unable to repay the majority of the loan as we recently discovered what we believe were misrepresentations about collateral offered for the loan. In addition, a reclassification of home equity loans from the held-for-sale category to the held-for-investment category during the first quarter resulted in a $7 million charge off as these loans were marked to market at the date of transfer. In addition, we incurred a $6 million increase to our loan loss provision in connection with these same loans. At June 30, 2007, the allowance for loan and lease losses was 1.7% of outstanding loans and leases, compared to 1.4% at year-end 2006.
     Total nonperforming loans and leases at June 30, 2007, were $43 million compared to $38 million at December 31, 2006. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2007 were 0.8%, an increase from 0.7% at December 31, 2006. Other real estate we owned totaled $17 million at June 30, 2007, up from $15 million at December 31, 2006. Total nonperforming assets at June 30, 2007 were $61 million, or 1.0% of total assets compared to nonperforming assets at December 31, 2006 of $58 million, or 0.9% of total assets.
     The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2007	2006
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$146	$—
Consumer loans	4	73
Commercial financing
Domestic leasing	45	83
Foreign leasing	128	236

	323	392

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	10,040	13,296
Real estate mortgages	26,233	18,125
Consumer loans	724	696
Commercial financing
Franchise financing	1,818	791
Domestic leasing	2,366	2,495
Foreign leasing	1,416	1,768

	42,597	37,171

Total nonperforming loans and leases	42,920	37,563

Nonperforming Loans held for Sale not guaranteed	993	5,564
Other real estate owned	16,716	15,170

Total nonperforming assets	$60,629	$58,297

Nonperforming loans and leases to total loans and leases	0.8%	0.7%

Nonperforming assets total assets	1.0%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The nonperforming assets at June 30, 2007 and December 31, 2006 were held at our lines of business as follows:

		June 30,	December 31,
		2007	2006
		(In millions)
•	Commercial banking	$17	$19
•	Commercial finance	6	5
•	Home equity lending	30	23
•	Mortgage banking	8	11
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2007, the ratio of loans (which excludes loans held for sale) to total deposits was 166%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elected to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 120%.
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
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public fund CDs. Core deposits totaled $2.5 billion at June 30, 2007, compared to $2.4 billion at December 31, 2006.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2007, these deposit types totaled $1.7 billion, unchanged from December 31, 2006. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of June 30, 2007, CDs issued directly to customers totaled $0.6 billion, an increase of $0.1 billion from December 31, 2006. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.5 billion at June 30, 2007, and had an average remaining life of 17 months, unchanged from December 31, 2006.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. At June 30, 2007, these escrow balances totaled $8 million, a $317 million decrease from December 31, 2006. We sold the majority of our mortgage servicing rights in the third quarter of 2006 and transferred the servicing and related escrows in early January 2007. These deposits had been used primarily to fund mortgage loans prior to the sale of our first mortgage business.
     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2007, FHLBI borrowings outstanding totaled $0.5 billion, a $0.1 billion increase from December 31, 2006. We had sufficient collateral pledged to FHLBI at June 30, 2007 to borrow an additional $0.2 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. We have three lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, net income, consolidated tangible net worth, return on average assets, nonperforming loans, loan loss reserve, Tier 1 leverage ratio, and risk-based capital ratio. We are in compliance with all applicable covenants as of June 30, 2007.
     At June 30, 2007, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Warehouse lines of credit to fund primarily home equity loans: none outstanding on a $300 million borrowing facility, of which $150 million is committed
•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $175 million available but not committed
•	Lines of credit with non-correspondent banks: $130 million outstanding
•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $252 million outstanding on $366 million of borrowing facilities
     In order to further diversify our funding sources, we have recently developed an internet deposit platform. Element Financial (https://www.element-direct.com) offers CDs nationally in denominations of $5 thousand and larger. This initiative was released late in the second quarter of 2007 and, as a result, there has been a nominal amount of deposits raised through this channel as of June 30.
Market Risk (including Interest Rate and Foreign Exchange Risk)
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.
     Our corporate-level asset-liability management committee (ALMC) oversees the interest rate risk profile of all of our lines of business. It is supported by ALMCs at each of our lines of business and monitors the repricing structure of assets, liabilities and off-balance sheet items. It uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. We incorporate many factors into the financial models, including prepayment speeds, prepayment fee income, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, embedded optionality and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly, enhance modeling tools as needed, and, on an approximately annual schedule, have the model validated by internal audit or an out-sourced provider under internal audit’s direction.
     Our lines of business assume interest rate risk in the form of repricing structure mismatches between their loans and leases and funding sources. We manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging via financial derivatives.

     Our discontinued mortgage banking segment held a material amount of mortgage servicing rights (MSRs) as part of its strategy and operations. Having sold the mortgage segment, we do not expect ownership or the related hedging of remaining MSRs to be a material item. As of June 30, 2007, the amount of interest rate risk at our discontinued mortgage banking segment is not material. Our commercial banking and home equity lines of business assume interest rate risk by holding MSRs ($28 million at June 30, 2007). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2007. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2007, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the year-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at year end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.
•	The tables below show modeled changes in interest rates for individual asset and liability classes. Asset and liability classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk if all yield curve do not move in parallel as the model assumes.
•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.
•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix.

Economic Value Change Method

	Present Value at June 30, 2007
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,905,829	$5,827,698	$5,744,817	$5,658,588	$5,574,025
Loans held for sale	28,323	28,077	27,540	26,752	25,880
Mortgage servicing rights	21,408	25,408	29,381	33,466	35,070
Residual interests	10,398	10,453	10,414	10,018	11,044
Interest sensitive financial derivatives	(10,940)	(4,104)	2,399	9,292	16,505

Total interest sensitive assets	5,955,018	5,887,532	5,814,551	5,738,116	5,662,524

Interest Sensitive Liabilities
Deposits	(3,241,268)	(3,220,022)	(3,197,661)	(3,169,421)	(3,139,199)
Short-term borrowings (1)	(855,020)	(843,805)	(833,107)	(822,900)	(813,153)
Long-term debt	(1,334,808)	(1,324,073)	(1,307,805)	(1,288,064)	(1,261,037)

Total interest sensitive liabilities	(5,431,096)	(5,387,900)	(5,338,573)	(5,280,385)	(5,213,389)
Net market value as of June 30, 2007	$523,922	$499,632	$475,978	$457,731	$449,135

Change from current	$47,944	$23,654	$—	$(18,247)	$(26,843)

Net market value as of March 31, 2007	$426,550	$404,159	$378,861	$353,311	$327,944

Potential change	$47,689	$25,298	$—	$(25,550)	$(50,917)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document
GAAP-Based Value Change Method

	Present Value at June 30, 2007
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	26,886	26,886	26,886	26,098	25,227
Mortgage servicing rights	21,317	24,785	27,920	31,519	32,942
Residual interests	10,398	10,453	10,414	10,018	11,044
Interest sensitive financial derivatives	(10,940)	(4,104)	2,399	9,292	16,505

Total interest sensitive assets	47,661	58,020	67,619	76,927	85,718

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of June 30, 2007	$47,661	$58,020	$67,619	$76,927	$85,718

Potential change	$(19,958)	$(9,599)	$—	$9,308	$18,099

Net market value as of March 31, 2007	$71,214	$78,188	$85,512	$92,069	$97,805

Potential change	$(14,298)	$(7,324)	$—	$6,557	$12,293

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2007 and December 31, 2006 were $1.0 billion. We had $25 million in irrevocable standby letters of credit outstanding at both June 30, 2007 and December 31, 2006.
Derivative Financial Instruments
     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and are marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.
     We have interest rate swaps that have a notional amount of $25 million to economically hedge fixed rate certificate of deposits. Notional amounts do not represent the amount of risk. We do not receive SFAS 133 hedge accounting treatment for these transactions. We recognized an immaterial gain in “derivative gains (losses)” and ($0.6) million loss for the six months ended June 30, 2007 and 2006, respectively, related to these swaps. Under the terms of these swap agreements, we receive a fixed rate of interest and pay a floating rate of interest based upon either one-month or three-month LIBOR.
     We have interest rate swaps that have a notional amount of $75 million to hedge floating rate deposits that qualify for SFAS 133 hedge accounting treatment. Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. Ineffectiveness related to these cash flow hedges in 2007 was $6 thousand.
     We have one additional interest rate swap that qualifies for hedge accounting treatment under SFAS 133. It is a “cash flow” hedge in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at June 30, 2007. The amount of loss on this swap recorded to other comprehensive income at June 30, 2007 was immaterial. Ineffectiveness related to these cash flow hedges in 2007 was immaterial.
     In our home equity business we utilize interest rate caps to mitigate the interest rate exposure created by the 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $287 million in amortizing interest rate caps relating to these hedging activities. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The gain (loss) on these activities for the six months ending June 30, 2007 and 2006, totaled a loss of ($0.1) million and $0.8 million gain, respectively.
     Also in our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $83 thousand and $326 thousand reduced interest expense during the six months ended June 30, 2007 and 2006, respectively. Ineffectiveness related to this cash flow hedge in 2007 was immaterial.
     We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the six months ended June 30, 2007, a gain of $0.1 million was recorded in “Gain from sale of loans.” At June 30, 2007, we had rate lock commitments outstanding totaling $21 million.

     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD-denomiated commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of June 30, 2007, the commercial paper conduit was providing $206 million of variable rate funding. In total, our interest rate swaps were effectively converting $202 million of this funding to a fixed interest rate. The losses on these swaps for the six months ended June 30, 2007 and 2006 were $0.3 million and $0.3 million, respectively.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $70 million in forward contracts outstanding as of June 30, 2007. For the six months ending June 30, 2007 and 2006, we recognized losses of $3.9 million and $1.5 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a foreign currency transaction gain on the intercompany loans of $4.4 million and $2.0 million, respectively, for the six months ended June 30, 2007 and 2006.
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
     Given the ongoing growth of the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems, including operational and compliance risk management processes. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps which it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
The quantitative and qualitative disclosures about market risk are reported in the Market Risk (including Interest Rate and Foreign Exchange Risk) section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 46 through 48.

Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2007.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. In March 2007, we discovered what we believe were misrepresentations about the collateral offered for a commercial loan originated by a branch of our subsidiary, Irwin Union Bank and Trust Company, which caused us to charge off $4 million. We have undertaken an investigation of the causes of the loss and have made certain changes in staff and operating procedures in the branch in which we had the loss. We have further ascertained that we believe the control procedures have been and continue to be in place and effective in our other branches and lending locations.
PART II. Other Information.
     Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the quarter ended March 31, 2007, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     Culpepper v. Inland Mortgage Corporation (suit filed in April 1996 in the United States District Court for the Northern District of Alabama alleging our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation), violated the federal Real Estate Settlement Procedures Act relating to the payment by Irwin Mortgage of broker fees to mortgage brokers).
          Developments: On July, 2, 2007, the Court of Appeals for the 11th Circuit affirmed the decision of the district court granting summary judgment in favor of Irwin Mortgage and decertifying the plaintiffs’ class. On July 13, 2007, plaintiffs filed a petition for a rehearing en banc. We await a decision of the court of appeals on the plaintiffs’ petition.
     Silke v. Irwin Mortgage Corporation (suit filed in April 2003 in the Marion County, Indiana, Superior Court seeking class action status and alleging our indirect subsidiary, Irwin Mortgage Corporation, charged a document preparation fee in violation of Indiana law).
          Developments: On May 2, 2007, the Indiana Supreme Court decided a case unrelated to Irwin involving document preparation fees, and held that the preparation of mortgage documents by non-attorneys does not necessarily constitute the practice of law and that a lender’s charging a fee for the preparation does not convert it into the unauthorized practice of law. In light of the Indiana Supreme Court’s decision in that case, the plaintiffs in Silke delivered to the trial court a proposed Order on Parties’ Cross-Motions for Summary Judgment and Entry of Final Judgment in favor of Irwin Mortgage on May 7, 2007. We therefore expect the trial court to dismiss the Silke litigation.
     Cohens v. Inland Mortgage Corporation (suit filed in October 2003 in the Supreme Court of New York, County of Kings, against our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation) and others, alleging lead contamination from premises allegedly owned by defendants).
          Developments: In May 2007, the court disposed of this case due to lack of prosecution by the plaintiffs. We expect the action to be restored, however, based on a motion by plaintiffs on June 28, 2007. We filed an affirmation in support of our motion for summary judgment on July 10, 2007.

     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (several actions in which our subsidiary, Irwin Union Bank and Trust Company, is a defendant in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia, consolidated for pretrial proceedings in the United States District Court for the Western District of Pennsylvania).
          Developments: The District Court for the Western District of Pennsylvania had sought the opinion of an Amicus Curiae (“Friend of the Court”) to determine whether a proposed modified settlement in a similar case (not involving Irwin) was fair and reasonable, during which time the Irwin cases were effectively stayed. On July 5, 2007, the Amicus Curiae found the proposed settlement in the other case to be fair and reasonable.
     White v. Irwin Union Bank and Trust Company and Irwin Home Equity Corporation (suit filed on January 5, 2006 in the Circuit Court for Baltimore City, Maryland, seeking class action status against our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, alleging violations of the Maryland Mortgage Lending Laws and the Maryland Consumer Protection Act; plaintiffs initiated arbitration on April 24, 2006; lawsuit was dismissed on August 11, 2006; on October 13, 2006, the parties tentatively agreed to settle the arbitration action solely on behalf of the individual plaintiffs for a nonmaterial amount.)
          Developments: The settlement agreement was approved by the arbitrator, and the arbitration action was dismissed with prejudice, effective June 6, 2007, thus concluding this matter.
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

			Total Number of	Approximate Dollar
			Shares Purchased as	Value of Shares
	Total Number of		Part of Publicly	that May Yet Be
	Shares Purchased	Average Price Paid	Announced Plan or	Purchased under the
Calendar Month	(1)	per Share	Program	Plan or Program

April	4,566	$16.26	—	—
May	233,500	$16.61	233,500	36,107,236
June	72,875	$16.08	70,272	$34,977,252

Total	310,941	$16.48	303,772

(1)	Includes shares repurchased in connection with the Corporation’s equity-based compensation plans.

Item 4. Submission of Matters to a Vote of Security Holders.
a)	We held our Annual Meeting of Shareholders on May 9, 2007.
b)	Proposal No. 1. The following Director Nominees were elected to serve on the Board until the 2010 Annual Meeting, by the votes set forth below.

Nominees	Shares For	Shares Withheld

Sally A. Dean	25,081,438	2,539,003
William H. Kling	26,814,128	806,313
Lance R. Odden	26,748,498	871,943
     The following directors are currently serving terms that expire as set forth below:

David W. Goodrich	2009
R. David Hoover	2008
Brenda J. Lauderback	2009
John C. McGinty, Jr.	2009
William I. Miller	2008
Dayton H. Molendorp	2008
Marita Zuraitis	2009

c)	In addition to the election of directors, the shareholders voted on and approved the following proposal:

Matter	Shares For	Shares Against	Shares Abstained
Proposal No. 2. Approval of the Irwin Financial Corporation 2007 Performance Unit Plan and grants made under the Plan	26,896,013	670,040	54,385

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006. (Incorporated by reference to Exhibit 3.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)

10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended June 30, 1997, File No. 000-06835.)

10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)

10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.6	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for period ended September 30, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement, with Performance Criteria, and Notice. (Incorporated by reference to Exhibit 99.2 of Form 8-K filed May 16, 2007, File No. 001-16691).

10.9	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 to the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.10	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for period ended June 30, 1999, File No. 000-06835.)

10.11	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.12	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.13	*Inland Mortgage Corporation Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10(j) to Form 10-K Report for year ended December 31, 1995, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.14	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for year ended December 31, 1986, File No. 000-06835.)

10.15	*Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10(a) to Form 10-Q/A Report for period ended March 31, 2001, File No. 000-06835.)

10.16	*Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC, effective as of April 20, 2001. (Incorporated by reference to Exhibit 10.17 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.17	*Promissory Note dated January 30, 2002 from Elena Delgado to Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.19 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.18	*Consumer Pledge Agreement dated January 30, 2002 between Elena Delgado and Irwin Financial Corporation. (Incorporated by reference to Exhibit 10.20 to Form S-1/A filed February 14, 2002, File No. 333-69586.)

10.19	*Redemption and Loan Repayment Agreement dated December 22, 2004 between Irwin Financial Corporation, Irwin Home Equity Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.15 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.20	*Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.21	*Deferred Compensation Agreement dated December 22, 2004 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.22	*Tax Gross-up Agreement dated December 22, 2004 between Irwin Financial Corporation and Elena Delgado as Shareholder. (Incorporated by reference to Exhibit 10.18 of Form 10-K Report for year ended December 31, 2004, File No. 001-16691.)

10.23	*Amendment No. 1 to Irwin Home Equity Corporation Amendment and Restatement of Shareholder Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.19 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.24	*Amendment No. 1 to the Deferred Compensation Agreement dated April 7, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 10.20 of Form 10-Q Report for the quarter ended March 31, 2005, File No. 001-16691.)

10.25	*Amendment No. 2 to the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.1 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.26	*Election to Terminate the Deferred Compensation Agreement dated November 15, 2005 between Irwin Home Equity Corporation, Irwin Financial Corporation and Elena Delgado. (Incorporated by reference to Exhibit 99.2 of Form 8-K Current Report dated November 18, 2005, File No. 001-16691.)

10.27	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)

10.28	*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan.

10.29	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.30	*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan.

10.31	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.32	*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan.

10.33	*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.34	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.35	*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan.

10.36	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.37	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.38	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.39	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.).

10.40	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007.

10.42	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.43	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.44	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.45	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.46	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.47	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.48	*First Amendment to Limited Liability Company Agreement of Irwin Ventures LLC. (Incorporated by reference to Exhibit 10.44 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.49	*Second Amendment to Limited Liability Company Agreement of Irwin Ventures Co-Investment Fund LLC. (Incorporated by reference to Exhibit 10.45 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.50	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.51	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s Proxy Statement for its 2007 Annual Meeting, filed April 16, 2007, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the footnotes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 1, 2007	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)