Form 10-Q
period 2007-09-30
IRWIN FINANCIAL CORP
filed 2007-10-31
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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
 ☐ Yes     ☑ No
As of October 26, 2007, there were outstanding 29,349,108 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$85,673	$145,765
Interest-bearing deposits with financial institutions	32,841	53,106
Residual interests	11,005	10,320
Investment securities- held-to-maturity (Fair value: $17,724 at September 30, 2007 and $17,893 at December 31, 2006)	17,721	18,066
Investment securities- available-for-sale	124,069	110,364
Loans held for sale	3,253	237,510
Loans and leases, net of unearned income — Note 3	5,676,690	5,238,193
Less: Allowance for loan and lease losses — Note 4	(104,443)	(74,468)

	5,572,247	5,163,725
Servicing assets — Note 5	25,324	31,949
Accounts receivable	45,091	208,585
Accrued interest receivable	26,295	26,470
Premises and equipment	38,604	36,211
Other assets	171,361	139,314
Assets held for sale — Note 2	8,364	56,573

Total assets	$6,161,848	$6,237,958

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$383,142	$687,626
Interest-bearing	2,348,819	1,756,109
Certificates of deposit over $100,000	771,109	1,107,781

	3,503,070	3,551,516
Short-term borrowings — Note 6	539,273	602,443
Collateralized debt — Note 7	1,288,119	1,173,012
Other long-term debt	233,877	233,889
Other liabilities	108,713	146,596

Total liabilities	5,673,052	5,707,456

Commitments and contingencies — Note 11
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; none issued	—	—
Noncumulative perpetual preferred stock — 15,000 shares authorized and issued	14,441	14,518
Common stock, no par value — authorized 40,000,000 shares; issued 29,900,305 shares and 29,879,773 shares as of September 30, 2007 and December 31, 2006; 701,751 shares 143,543 shares in treasury as of September 30, 2007 and December 31, 2006	116,292	116,192
Additional paid-in capital	2,772	1,583
Accumulated other comprehensive income (loss), net of deferred income tax benefit of $5,113 and $4,813 as of September 30, 2007 and December 31, 2006	1,332	(4,364)
Retained earnings	367,483	405,835

	502,320	533,764
Less treasury stock, at cost	(13,524)	(3,262)

Total shareholders’ equity	488,796	530,502

Total liabilities and shareholders’ equity	$6,161,848	$6,237,958

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$126,180	$113,923
Loans held for sale	585	7,075
Residual interests	268	279
Investment securities	2,738	2,422
Federal funds sold	79	89

Total interest income	129,850	123,788

Interest expense:
Deposits	34,747	34,322
Short-term borrowings	7,436	4,344
Collateralized debt	18,563	14,305
Other long-term debt	3,958	5,520

Total interest expense	64,704	58,491

Net interest income	65,146	65,297
Provision for loan and lease losses — Note 4	28,493	9,135

Net interest income after provision for loan and lease losses	36,653	56,162
Other income:
Loan servicing fees	4,415	6,207
Amortization and impairment of servicing assets	(2,686)	(5,343)
Gain from sales of loans and loans held for sale	3,329	1,640
Trading gains	876	968
Derivative losses, net	(5,673)	(2,301)
Other	6,771	6,176

	7,032	7,347

Other expense:
Salaries	24,043	23,815
Pension and other employee benefits	6,478	6,586
Office expense	2,126	2,413
Premises and equipment	5,500	5,040
Marketing and development	1,354	614
Professional fees	2,086	2,479
Other	4,758	9,917

	46,345	50,864

(Loss) income before income taxes from continuing operations	(2,660)	12,645
(Benefit) provision for income taxes	(1,857)	3,550

Net (loss) income from continuing operations	(803)	9,095
Loss from discontinued operations, net of $11,540 and $8,884 income tax benefit, respectively — Note 2	(17,227)	(13,302)

Net loss	$(18,030)	$(4,207)

Earnings per share from continuing operations: — Note 9
Basic	$(0.04)	$0.31

Diluted	$(0.05)	$0.30

Earnings per share: — Note 9
Basic	$(0.63)	$(0.14)

Diluted	$(0.64)	$(0.14)

Dividends per share	$0.12	$0.11

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Nine Months Ended September 30,
	2007	2006
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$369,727	$316,904
Loans held for sale	6,663	28,285
Residual interests	817	1,409
Investment securities	7,757	6,128
Federal funds sold	602	138

Total interest income	385,566	352,864

Interest expense:
Deposits	103,178	98,621
Short-term borrowings	22,054	11,843
Collateralized debt	51,491	37,013
Other long-term debt	11,726	14,641

Total interest expense	188,449	162,118

Net interest income	197,117	190,746
Provision for loan and lease losses — Note 4	71,155	25,154

Net interest income after provision for loan and lease losses	125,962	165,592
Other income:
Loan servicing fees	15,443	25,164
Amortization and impairment of servicing assets	(9,924)	(16,888)
Gain from sales of loans and loans held for sale	690	816
Trading gains	868	751
Derivative (losses) gains, net	(10,014)	1,138
Other	18,736	19,408

	15,799	30,389

Other expense:
Salaries	73,688	73,958
Pension and other employee benefits	20,912	21,985
Office expense	7,002	6,698
Premises and equipment	16,468	15,513
Marketing and development	3,931	2,004
Professional fees	6,853	7,346
Other	16,839	27,468

	145,693	154,972

(Loss) income before income taxes from continuing operations	(3,932)	41,009
(Benefit) provision for income taxes	(2,507)	14,255

Net (loss) income from continuing operations	(1,425)	26,754
Loss from discontinued operations, net of $18,250 and $19,964 income tax benefit, respectively — Note 2	(27,123)	(29,948)

Net loss	$(28,548)	$(3,194)

Earnings per share from continuing operations: — Note 9
Basic	$(0.08)	$0.91

Diluted	$(0.11)	$0.90

Earnings per share: — Note 9
Basic	$(1.01)	$(0.11)

Diluted	$(1.03)	$(0.12)

Dividends per share	$0.36	$0.33

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2007, and 2006

			Accumulated Other Comprehensive Income
						Defined	Additional			Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock

	(Dollars in thousands)
Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$(3,262)	$14,518
Net loss	(28,548)	(28,548)
Unrealized loss on investment securities net of $300 tax benefit	(450)			(450)
Unrealized loss on derivatives net of $318 tax benefit	(477)				(477)
Foreign currency adjustment	6,623		6,623

Other comprehensive income	5,696

Total comprehensive income	(22,852)
Cash dividends — common stock	(10,543)	(10,543)
Cash dividends — preferred stock	(1,004)	(1,004)
FAS 156 adoption	1,743	1,743
Tax benefit on stock option exercises	91						91
Stock compensation expense	1,296						1,296
Stock issuance costs	(77)									(77)
Stock:
Purchase of 671,186 shares	(12,781)								(12,781)
Sales of 117,715 shares	2,421						(198)	100	2,519

Balance at September 30, 2007	$488,796	$367,483	$9,507	$(794)	$(507)	$(6,874)	$2,772	$116,292	$(13,524)	$14,441

Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$50	$112,000	$(21,948)	$—
Net loss	(3,194)	(3,194)
Unrealized loss on investment securities net of $50 tax benefit	(75)			(75)
Unrealized loss on derivative net of $250 tax benefit	(375)				(375)
Foreign currency adjustment	972		972

Other comprehensive income	522

Total comprehensive income	(2,672)
Cash dividends	(9,818)	(9,818)
Tax benefit on stock option exercises	349						349
Stock compensation expense	1,419						1,419
Conversion of trust preferred shares to 1,013,938 shares of common stock	19,513	(1,058)						1,070	19,501
Stock:
Purchase of 52,230 shares	(1,027)								(1,027)
Sales of 187,301 shares	2,957	(508)					(476)	1,153	2,788

Balance at September 30, 2006	$523,055	$404,206	$4,313	$(448)	$379	$(274)	$1,342	$114,223	$(686)	$—

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months ended September 30,
	2007	2006
	(Dollars in thousands)
(Loss) Income from continuing operations	$(1,425)	$26,754
Loss from discontinued operations	(27,123)	(29,948)

Net loss	(28,548)	(3,194)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	7,742	6,071
Amortization and impairment of servicing assets	10,174	57,878
Provision for loan and lease losses	71,155	25,183
Loss on sale of mortgage servicing assets	—	15,829
Loss (gain) from sales of loans held for sale	11,279	(44,237)
Originations and purchases of loans held for sale	(497,707)	(6,969,021)
Proceeds from sales and repayments of loans held for sale	555,820	8,014,813
Proceeds from the sale of mortgage servicing assets	137	79,395
Net decrease in residuals	132	13,181
Net decrease in accounts receivable	163,494	65,540
Other, net	(65,082)	(139,727)

Net cash provided by operating activities	228,596	1,121,711

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	2,438	1,055
Available-for-sale	2,818	9,015
Purchase of investment securities:
Held-to-maturity	(2,167)	(2,648)
Available-for-sale	(17,316)	(23,006)
Net decrease in interest-bearing deposits	20,265	396
Net increase in loans, excluding sales	(337,626)	(677,505)
Proceeds from sale of loans	66,748	46,728
Other, net	(7,739)	(9,663)

Net cash used by investing activities	(272,579)	(655,628)

Financing activities:
Net decrease in deposits	(48,445)	(108,793)
Net decrease in short-term borrowings	(63,170)	(733,205)
Proceeds from issuance of collateralized debt	364,579	650,808
Repayments of collateralized debt	(249,514)	(276,832)
Proceeds from the issuance of trust preferred securities	—	31,500
Repayments of long term debt	(11)	(47,583)
Purchase of treasury stock for employee benefit plans	(12,781)	(1,027)
Proceeds from sale of stock for employee benefit plans	2,512	4,053
Dividends paid	(11,547)	(9,818)

Net cash used by financing activities	(18,377)	(490,897)

Effect of exchange rate changes on cash	2,268	505

Net decrease in cash and cash equivalents	(60,092)	(24,309)
Cash and cash equivalents at beginning of period	145,765	155,486

Cash and cash equivalents at end of period	$85,673	$131,177

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$187,623	$178,360

Income taxes paid	$12,001	$35,150

Noncash transactions:
Adoption of FAS 156	$2,905	$—

Loans transferred from held-for-sale to held-for-investment	$196,423	$—

Other real estate owned	$12,729	$6,805

Conversion of trust preferred stock to common stock	$—	$19,513

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
     It is our policy to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off includes any accrued interest. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 180 days.
     Servicing Assets: When we securitize or sell loans, we may retain the right to service the underlying loans sold. For cases in which we retain servicing rights, a portion of the cost basis of loans sold is allocated to a servicing asset based on its fair value relative to the loans sold and the servicing asset combined. Prior to the January 1, 2007, all servicing rights were carried at lower of cost or fair market value. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include, among other items, estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates. Due to the disruption of the residential mortgage market in the third quarter of 2007 and based on the advice of third-party experts, we decreased future prepayment assumptions to align with recent borrower behavior. Prior to January 1, 2007, all servicing assets were amortized over the period of and in proportion to estimated net servicing income.
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
     Incentive Servicing Fees: For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. Generally the structure-specific metrics involve both a delinquency and a loss test. The delinquency test is satisfied if, as of the last business day of the preceding month, delinquencies on the current pool of mortgage loans are less than or equal to a given percentage. The loss test is satisfied if, on the last business day of the preceding month, the percentage of cumulative losses on the original pool of mortgage loans is less than or equal to the applicable percentage as outlined in the specific deal documents. We receive ISF payments monthly, once the pre-established return has been paid to the certificate holder, if the delinquency and loss percentages are within guidelines. If we are terminated or replaced for cause as servicer under the securitization, the cash flow stream under the ISF contract terminates.
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
     Recent Accounting Developments: In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement is effective as of January 1, 2007. We elected the fair value treatment for servicing rights associated with second mortgage and high loan-to-value first mortgage loans at our home equity lending line of business. Implementation of the fair value treatment under SFAS 156 resulted in a one-time increase to retained earnings of $1.7 million. This represents the after-tax effect of the $2.9 million fair value adjustment to the mortgage servicing asset as of January 1, 2007.
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
     Effective January 1, 2007, we adopted FASB Interpretation Number 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN No. 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN No. 48, we did not recognize any material adjustment in our liability for unrecognized tax benefits. As of January 1, 2007, our unrecognized tax benefits were $10.7 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of September 30, 2007, our unrecognized tax benefits were $13.4 million, $0.4 million of which would, if recognized, favorably affect the effective tax rate in future periods.
     Our continuing practice is to recognize potential interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $0.8 million accrued for interest and no accrual for penalties related to unrecognized tax benefits. As of September 30, 2007, we have approximately $1.0 million accrued for interest related to unrecognized tax benefits and no accrual for penalties.
     Tax years 2004-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2003-2006.
     Reclassifications: Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation. These changes had no impact on previously reported net income or shareholders’ equity.
Note 2 — Discontinued Operations
     In 2006, we sold to five separate buyers the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights. In January 2007, we transferred a nominal amount of assets associated with this segment’s servicing platform (but not mortgage servicing rights) to a sixth buyer. The majority of the cash proceeds from the sales have been collected. We have staff continuing to work at this discontinued operation through the wind-down of its remaining assets, such as repurchased loans.
     In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale on the consolidated balance sheet.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net revenues	$(5,127)	$6,757	$(13,803)	$36,271
Other expense	(23,640)	(28,943)	(31,570)	(86,183)

Loss before income taxes	(28,767)	(22,186)	(45,373)	(49,912)
Income taxes	11,540	8,884	18,250	19,964

Net loss from discontinued operations	$(17,227)	$(13,302)	$(27,123)	$(29,948)

			September 30,	December 31,
			2007	2006
			(Dollars in thousands)
Loans, net of allowance, and Loans held for sale			$4,227	$48,555
Net servicing asset			—	385
Other assets			4,137	7,633

Assets held for sale			$8,364	$56,573

Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,290,394	$2,249,988
Residential real estate-construction	381,462	377,601
Residential real estate-mortgage	1,737,437	1,522,616
Consumer	33,085	31,581
Commercial financing
Franchise financing	838,317	699,969
Domestic leasing	307,958	296,056
Canadian leasing	459,798	358,783
Unearned income
Franchise financing	(270,814)	(211,480)
Domestic leasing	(43,693)	(42,782)
Canadian leasing	(57,254)	(44,139)

Total	$5,676,690	$5,238,193

Note 4 — Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	September 30, 2007	December 31, 2006
	And the Nine Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	71,155	35,101
Charge-offs	(48,619)	(30,810)
Recoveries	7,881	11,208
Reduction due to reclassification or sale of loans	(1,006)	(246)
Foreign currency adjustment	564	(8)

Balance at end of period	$104,443	$74,468

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
     Changes in our fair value servicing assets are shown below:

	September 30, 2007	December 31, 2006
	And the Nine Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$27,725	NA
Gain from initial adoption of SFAS 156	2,905	NA
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	(1,056)	NA
Other changes in fair value (2)	(7,920)	NA

Mortgage servicing asset from continuing operations	$21,654	NA

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.
     Changes in our amortizing servicing assets are shown below:

	September 30, 2007	December 31, 2006
	And the Nine Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$31,949	$34,445
Initial adoption of SFAS 156	(27,725)	—
Additions	396	17,884
Reduction due to clean up call	(2)	—
Amortization	(929)	(21,027)
(Impairment) recovery	(19)	647

Mortgage servicing asset from continuing operations	$3,670	$31,949

     We have established a valuation allowance to record amortizing servicing assets at their lower of cost or market value. Changes in the allowance are summarized below:

	September 30, 2007	December 31, 2006
	And the Nine Months	And the Year
	Then Ended	Then Ended

Balance at beginning of year	$483	$1,152
Transfer of assets from amortizing to fair value	(332)	—
Impairment (recovery)	19	(647)
Reclass for sales of servicing and clean up calls	—	(22)

Valuation allowance from continuing operations	$170	$483

Note 6 — Short-Term Borrowings

Short-term borrowings are summarized as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$465,173	$371,693
Federal funds	74,100	230,500
Other	—	250

Total	$539,273	$602,443

Weighted average interest rate	4.70%	4.49%
     Federal Home Loan Bank borrowings are collateralized by loans and loans held for sale.
     We also have lines of credit available to fund loan originations and operations with variable rates ranging from 4.83% to 6.75% at September 30, 2007.
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

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	September 30,	September 30,	December 31,
	Maturity	2007	2007	2006
			(Dollars in thousands)
Commercial finance line of business
Domestic asset backed note			$—	$5,797
Canadian asset backed notes:
Note 1	revolving	5.5	48,799	30,611
Note 2	9/2012	5.3	221,076	179,508
Note 3	10/2009	4.5	5,070	8,157
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.8	34,593	50,072
Variable rate subordinate note	12/2034	6.7	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.7	24,971	40,972
Fixed rate senior note	6/2035	5.1	66,981	94,129
Variable rate subordinate note	6/2035	7.3	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(68)	(90)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.7	53,953	102,252
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(13)	(19)
2006-2 asset backed notes:
Variable rate senior note	2/2036	5.6	92,126	136,386
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(15)	(21)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	5.6	90,174	130,326
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(8)	(11)
2007-1 asset backed notes:
Variable rate senior note	8/2037	5.7	142,209	—
Fixed rate senior note	8/2037	6.0	91,346	—
Fixed rate lockout senior note	8/2037	5.9	22,000	—
Unamortized premium/discount			(18)	—

Total			$1,288,119	$1,173,012

Note 8 — Employee Retirement Plans
     Components of net periodic cost of pension benefit:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Service cost	$1,072	$990	$3,217	$2,970
Interest cost	707	614	2,120	1,842
Expected return on plan assets	(627)	(563)	(1,880)	(1,689)
Amortization of transition obligation	3	2	8	6
Amortization of prior service cost	10	9	29	27
Amortization of actuarial loss	155	242	467	726

Net periodic benefit cost	$1,320	$1,294	$3,961	$3,882

     As of September 30, 2007, we have not made any contributions to our pension plan in the current year and currently do not need to contribute to this plan in 2007 to maintain its funding status.
Note 9 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended September 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share

	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$(803)	$(326)	$(1,129)	$(279)	$(1,408)
From Discontinued Operations	(17,227)	—	(17,227)	—	(17,227)

Total Net Loss for All Operations	$(18,030)	$(326)	(18,356)	(279)	(18,635)

Shares			29,191	1	29,192

Per-share from Continuing Operations			$(0.04)	$(0.01)	$(0.05)

Per-share amount for All Operations			$(0.63)	$(0.01)	$(0.64)

	Three Months ended September 30, 2006
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share

	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$9,095	$—	$9,095	$(79)	$9,016
From Discontinued Operations	(13,302)	—	(13,302)	—	(13,302)

Total Net Income for All Operations	$(4,207)	$—	(4,207)	(79)	(4,286)

Shares			29,716	164	29,880

Per-share from Continuing Operations			$0.31	$(0.01)	$0.30

Per-share amount for All Operations			$(0.14)	$—	$(0.14)

	Nine Months ended September 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share

	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(1,425)	$(1,004)	$(2,429)	$(683)	$(3,112)
From Discontinued Operations	(27,123)	—	(27,123)	—	(27,123)

Total Net Loss for All Operations	$(28,548)	$(1,004)	(29,552)	(683)	(30,235)

Shares			29,390	20	29,410

Per-share from Continuing Operations			$(0.08)	$(0.03)	$(0.11)

Per-share amount for All Operations			$(1.01)	$(0.02)	$(1.03)

	Nine Months ended September 30, 2006
	Net		Basic		Diluted
	Income	Preferred	Earnings	Effect of	Earnings
	(Loss)	Dividends	Per Share	Stock Options	Per Share

	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$26,754	$—	$26,754	$(219)	$26,535
From Discontinued Operations	(29,948)	—	(29,948)	—	(29,948)

Total Net Income for All Operations	$(3,194)	$—	(3,194)	(219)	(3,413)

Shares			29,448	183	29,631

Per-share from Continuing Operations			$0.91	$(0.01)	$0.90

Per-share amount for All Operations			$(0.11)	$(0.01)	$(0.12)

     At September 30, 2007 and 2006, 2,252,292 and 1,902,917 shares, respectively, related to stock options were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
Note 10 — Industry Segment Information
     We have three principal business segments that provide a broad range of banking products and services, including commercial banking, commercial finance, and consumer mortgage products and services.
     As described in Note 2, we have recently exited the conforming, conventional mortgage banking line of business. This segment is shown in the table below as “Discontinued Operations.” Our other segment primarily includes the parent company, unsold portions of businesses in which we no longer engage, and eliminations.
     The accounting policies of each segment are the same as those described in Note 1 - “Accounting Policies, Management Judgments and Accounting Estimates.”

Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated

	(Dollars in thousands)
For the Three Months Ended September 30, 2007
Net interest income	$27,818	$20,919	$5,747	$(17,831)	$36,653	$(550)	$36,103
Intersegment interest	(929)	(10,521)	(4,875)	16,325	—	—	—
Other revenues	4,099	3,480	2,150	(2,697)	7,032	(4,577)	2,455
Intersegment revenues	—	—	1,058	(1,058)	—	—	—

Total net revenues	30,988	13,878	4,080	(5,261)	43,685	(5,127)	38,558
Other expense	22,650	7,199	16,968	(472)	46,345	23,640	69,985
Intersegment expenses	932	400	670	(2,002)	—	—	—

Income (loss) before taxes	7,406	6,279	(13,558)	(2,787)	(2,660)	(28,767)	(31,427)
Income taxes	2,697	2,471	(5,420)	(1,605)	(1,857)	(11,540)	(13,397)

Net income (loss)	$4,709	$3,808	$(8,138)	$(1,182)	$(803)	$(17,227)	$(18,030)

For the Three Months Ended September 30, 2006
Net interest income	$29,652	$16,759	$26,935	$(17,184)	$56,162	$5,856	$62,018
Intersegment interest	618	(7,955)	(7,574)	14,911	—	—	—
Other revenue	4,691	2,536	(820)	940	7,347	901	8,248

Total net revenues	34,961	11,340	18,541	(1,333)	63,509	6,757	70,266
Other expense	22,418	5,783	18,198	4,465	50,864	28,943	79,807
Intersegment expenses	691	286	812	(1,789)	—	—	—

Income (loss) before taxes	11,852	5,271	(469)	(4,009)	12,645	(22,186)	(9,541)
Income taxes	3,594	1,997	(177)	(1,864)	3,550	(8,884)	(5,334)

Net income (loss)	$8,258	$3,274	$(292)	$(2,145)	$9,095	$(13,302)	$(4,207)

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated

			(Dollars in thousands)
For the Nine Months Ended September 30, 2007
Net interest income	$82,010	$57,695	$37,448	$(51,191)	$125,962	$(1,766)	$124,196
Intersegment interest	(1,084)	(28,898)	(18,228)	48,210	—	—	—
Other revenue	12,234	9,218	(851)	(4,802)	15,799	(12,037)	3,762
Intersegment revenues	—	—	2,024	(2,024)	—	—	—

Total net revenues	93,160	38,015	20,393	(9,807)	141,761	(13,803)	127,958
Other expense	68,097	21,458	52,121	4,017	145,693	31,570	177,263
Intersegment expenses	2,700	1,209	1,966	(5,875)	—	—	—

Income (loss) before taxes	22,363	15,348	(33,694)	(7,949)	(3,932)	(45,373)	(49,305)
Income taxes	8,149	6,013	(13,456)	(3,213)	(2,507)	(18,250)	(20,757)

Net income (loss)	$14,214	$9,335	$(20,238)	$(4,736)	$(1,425)	$(27,123)	$(28,548)

Assets at September 30, 2007	$3,131,124	$1,251,874	$1,561,817	$217,033			$6,161,848

For the Nine Months Ended September 30, 2006
Net interest income	$82,916	$46,541	$83,374	$(47,239)	$165,592	$20,236	$185,828
Intersegment interest	5,814	(20,886)	(27,678)	42,750	—	—	—
Other revenue	13,553	6,684	10,149	3	30,389	16,035	46,424

Total net revenues	102,283	32,339	65,845	(4,486)	195,981	36,271	232,252
Other expense	64,104	16,877	62,683	11,308	154,972	86,183	241,155
Intersegment expenses	2,062	840	2,519	(5,421)	—	—	—

Income (loss) before taxes	36,117	14,622	643	(10,373)	41,009	(49,912)	(8,903)
Income taxes	13,245	5,525	283	(4,798)	14,255	(19,964)	(5,709)

Net income (loss)	$22,872	$9,097	$360	$(5,575)	$26,754	$(29,948)	$(3,194)

Assets at September 30, 2006	$3,058,334	$1,012,502	$1,536,519	$389,140			$5,996,495

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
Silke v. Irwin Mortgage Corporation
     In April 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant in a class action lawsuit filed in the Marion County, Indiana, Superior Court. The complaint alleged that Irwin Mortgage charged a document preparation fee in violation of Indiana law for services performed by clerical personnel in completing legal documents related to mortgage loans. On June 18, 2004, the court certified a plaintiff class and held oral argument on cross-motions for summary judgment on April 30, 2007. On May 2, 2007, the Indiana Supreme Court issued an opinion in another case, Charter One Mortgage Corporation v. Condra, which held that the preparation of mortgage documents by non-attorneys does not necessarily constitute the practice of law and that a lender’s charging a fee for the preparation does not convert it into the unauthorized practice of law. Citing the Charter One decision, on August

27, 2007, the Silke trial court ruled in favor of Irwin Mortgage on its Motion for Summary Judgment against plaintiff class members, thus concluding this litigation.
Cohens v. Inland Mortgage Corporation
     In October 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, allege they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit seeks approximately $41 million in damages and alleges negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On September 15, 2005, Irwin Mortgage filed an answer and cross-claims seeking dismissal of the complaint. On October 13, 2006, Irwin Mortgage filed a motion for summary judgment. In May 2007, the court disposed of this case due to lack of prosecution by the plaintiffs but restored the action based on a motion by plaintiffs on June 28, 2007. We filed an affirmation in support of our motion for summary judgment on July 10, 2007. We have not established any reserves for this case.
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in the mortgage markets or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
We qualify any forward-looking statements entirely by these cautionary factors.
Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential deterioration of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending or small business-based manufacturing;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force;

•	the relative profitability of our lending operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating the future repurchase risk of residential mortgage loans due to alleged violations of representations and warranties we made when selling the loans to the secondary market;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the memorandum of understanding entered into as of March 1, 2007 between Irwin Union Bank and Trust and the Federal Reserve Bank of Chicago;

•	changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of our remaining assets and obligations of our discontinued mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.
     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).
Strategy
     Our strategy is to create competitive advantage within the banking industry by serving niche markets of small businesses with lending, leasing, deposit and advisory services and consumers primarily with specialized mortgage products. Our strategic objective is to create value through well-controlled, profitable growth by: i) focusing on meeting customer needs rather than simply offering banking products or services, ii) being cost-efficient in our delivery, and iii) having strong risk management systems. We believe we must continually balance these three factors in order to deliver long-term value to all of our stakeholders.
     We have developed several tactics to meet these goals:
     1. Identify market niches.. Based on our assessment of long-term market, customer and competitive trends and opportunities, we focus on product or market niches in banking for small businesses and consumers where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We do not believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider in niche segments of those product offerings. We believe the most attractive opportunities at present are in providing small businesses with lending, leasing, deposit and advisory services and consumers with specialized mortgage products.
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

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss) from continuing operations (in thousands)	$(803)	$9,095	$(1,425)	$26,754
Net loss including discontinued operations (in thousands)	(18,030)	(4,207)	(28,548)	(3,194)
Basic earnings per share from continuing operations	(0.04)	0.31	(0.08)	0.91
Basic earnings per share including discontinued operations	(0.63)	(0.14)	(1.01)	(0.11)
Diluted earnings per share from continuing operations	(0.05)	0.30	(0.11)	0.90
Diluted earnings per share including discontinued operations	(0.64)	(0.14)	(1.03)	(0.12)
Return on average equity from continuing operations	(0.6)%	6.7%	(0.4)%	6.7%
Return on average assets from continuing operations	(0.1)%	0.6%	0.0%	0.5%
Net interest margin			4.53%	4.67%
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded a net loss from continuing operations of $0.8 million for the three months ended September 30, 2007, down from net income from continuing operations of $9.1 million for the three months ended September 30, 2006. Net loss per share (diluted) was $0.05 for the quarter ended September 30, 2007, down from $0.30 per share for the second quarter of 2006. For the year to date, we recorded a net loss from continuing operations of $1.4 million or $0.11 per diluted share compared to net income of $26.8 million or $0.90 per share in 2006.
     Our consolidated performance in the first nine months of 2007 was negatively affected by a significant deterioration of the mortgage markets. This has lead to a material loss in the home equity and discontinued mortgage operations segments as a result of increasing provision for loan losses. During the third quarter of 2007, we provided $28 million in loan loss provision. This provision is based on significant revisions in our expectations of future losses that have not yet been incurred. We currently believe these reserves adequately reflect our risk of loss in the current and expected environment.
Net Interest Income from Continuing Operations
     Net interest income from continuing operations for the nine months ended September 30, 2007 totaled $197 million, up 3% from net interest income of $191 million in the same period in 2006. Net interest margin for the nine months ended September 30, 2007 was 4.53%, down slightly compared to 4.67% for the same period in 2006.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Nine Months Ended September 30,
		2007			2006
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with
financial institutions	$52,648	$2,093	5.32%	$73,841	$2,089	3.78%
Federal funds sold	19,667	602	4.09%	4,600	137	3.98%
Residual interests	10,196	817	10.71%	14,408	1,409	13.07%
Investment securities	137,989	5,664	5.49%	112,582	4,040	4.80%
Loans held for sale	124,528	6,677	7.17%	1,059,537	67,610	8.53%
Loans and leases, net of unearned income (1)	5,426,759	371,502	9.15%	4,776,255	318,088	8.90%

Total interest earning assets	5,771,787	$387,355	8.97%	6,041,223	$393,373	8.71%
Noninterest-earning assets:
Cash and due from banks	72,880			109,991
Premises and equipment, net	39,092			33,293
Other assets	296,246			518,659
Less allowance for loan and lease losses	(87,384)			(65,865)

Total assets	$6,092,621			$6,637,301

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$283,746	$4,890	2.30%	$376,826	$6,772	2.40%
Money market savings	1,160,416	38,954	4.49%	1,174,114	35,936	4.09%
Regular savings	124,113	2,064	2.22%	133,501	1,799	1.80%
Time deposits	1,497,477	57,270	5.11%	1,585,335	54,115	4.56%
Short-term borrowings	621,873	24,329	5.23%	619,367	29,564	6.38%
Collateralized debt	1,223,586	51,491	5.63%	941,966	37,013	5.25%
Other long-term debt	233,930	13,005	7.43%	250,866	17,164	9.15%

Total interest-bearing liabilities	$5,145,141	$192,003	4.99%	$5,081,975	$182,363	4.80%
Noninterest-bearing liabilities:
Demand deposits	334,639			767,614
Other liabilities	98,946			256,579
Shareholders’ equity	513,895			531,133

Total liabilities and shareholders’ equity	$6,092,621			$6,637,301

Net interest income		$195,352			$211,010
Net interest income to average interest earning assets			4.53%			4.67%

Less: Net interest income from discontinued operations		(1,765)			20,264

Net interest income from continuing operations		$197,117			$190,746

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended September 30, 2007 was $28 million, compared to $9 million for the same period in 2006. Year to date, the provision for 2007 was $71 million, compared to $25 million for the same period in 2006. More information on this subject is contained in the section on “credit risk.”
Noninterest Income from Continuing Operations
     Noninterest income during the three months ended September 30, 2007 totaled $7 million, unchanged from the same period of 2006. Noninterest income of $16 million was recorded for the nine months ended September 30, 2007 and $30 million for the same period in 2006. The decrease in year-to-date 2007 versus 2006 related primarily to the home equity line of business where there were higher valuation adjustments on loans held for sale, lower servicing revenues, and lower derivative gains. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and nine months ended September 30, 2007 totaled $46 million and $146 million, respectively, compared to $51 million and $155 million for the same periods in 2006. The decrease in consolidated noninterest expense in 2007 is primarily due to decreases in the home equity line of business variable compensation costs. Details related to these fluctuations are discussed later in the “home equity lending” section of this document.
Income Tax Provision from Continuing Operations
     Income tax benefit for the three months and nine months ended September 30, 2007 totaled $1.9 million and $2.5 million, compared to tax provision of $3.6 million and $14.3 million during the same periods in 2006. The effective tax rate in 2007 is skewed by permanent favorable tax adjustments during a period of near break-even results. The third quarter 2007 results include a $0.4 million reversal of tax reserves.
Consolidated Balance Sheet Analysis
     Total assets at September 30, 2007 were $6.2 billion, down 1% from December 31, 2006. Average assets for the first nine months of 2007 were $6.1 billion, down 7% from the average assets for the year ended December 31, 2006. The decline in the consolidated average balance sheet reflects the sale of the majority of the mortgage banking line of business assets, offset only in part by growth in our commercial portfolios. At September 30, 2007, $8 million of assets from our mortgage banking segment were classified as assets held for sale on our balance sheet pending the planned sale of these assets.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,549	$13,730
Obligations of states and political subdivisions	3,436	3,545
Mortgage-backed securities	47,398	45,187
Other	77,407	65,968

Total	$141,790	$128,430

Loans Held For Sale
     Loans held for sale totaled $3 million at September 30, 2007, a decrease from a balance of $238 million at December 31, 2006. The reduction occurred primarily at our home equity line of business where we reclassified $167 million of mortgage loans held for sale to held for investment during the first quarter reflecting our decision not to sell into weak secondary market conditions. New production of home equity product is now being classified as held for investment. Details related to this reclassification are discussed later in the “home equity lending” section of this document.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At September 30, 2007, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Commercial, financial and agricultural	$2,290,394	$2,249,988
Residential real estate-construction	381,462	377,601
Residential real estate-mortgage	1,737,437	1,522,616
Consumer	33,085	31,581
Commercial financing
Franchise financing	838,317	699,969
Domestic leasing	307,958	296,056
Canadian leasing	459,798	358,783
Unearned income
Franchise financing	(270,814)	(211,480)
Domestic leasing	(43,693)	(42,782)
Canadian leasing	(57,254)	(44,139)

Total	$5,676,690	$5,238,193

Allowance for Loans and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	September 30, 2007	December 31, 2006
	And the Nine Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$74,468	$59,223
Provision for loan and lease losses	71,155	35,101
Charge-offs	(48,619)	(30,810)
Recoveries	7,881	11,208
Reduction due to reclassification or sale of loans	(1,006)	(246)
Foreign currency adjustment	564	(8)

Balance at end of period	$104,443	$74,468

Deposits
     Year-to-date deposits for 2007 averaged $3.4 billion compared to deposits for the year 2006 that averaged $4.0 billion. Year-to-date demand deposits for 2007 averaged $0.3 billion, a 56% decrease over the average balance for the year 2006. In 2006, demand deposits totaling $0.4 billion in 2006 related to deposits at Irwin Union Bank and Trust Company (IUBT) which were associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. These escrow accounts were transferred out of IUBT in early 2007 in connection with the transfer of mortgage servicing rights at the mortgage banking line of business.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2007, institutional broker-sourced deposits totaled $0.6 billion, compared to $0.5 billion at December 31, 2006.
Short-Term Borrowings
     Year-to-date short-term borrowings for 2007 averaged $622 million compared to an average of $544 million for the year 2006. Short-term borrowings totaled $539 million at September 30, 2007, compared to $602 million at December 31, 2006. The increase in average short-term borrowings during 2007 compared to 2006 reflects declining deposit balances during 2007.
     Federal Home Loan Bank borrowings averaged $489 million for the nine months ended September 30, 2007, with an average rate of 5.1%. At September 30, 2007 the balance was $465 million at an interest rate of 5.1%. The maximum outstanding during any month end during the nine months of 2007 was $565 million. Federal Home Loan Bank borrowings averaged $322 million for the year ended December 31, 2006, with an average rate of 4.9%. The balance at December 31, 2006 was $372 million at an interest rate of 5.0%. The maximum outstanding during any month end during 2006 was $609 million.
Collateralized and Other Long-Term Debt
     Collateralized debt totaled $1.3 billion at September 30, 2007, compared to $1.2 billion at December 31, 2006. The bulk of these borrowings resulted from securitization of portfolio loans at the home equity lending line of business that results in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans.
     Other long-term debt totaled $234 million at September 30, 2007 and December 31, 2006. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing these securities. The subordinated debentures were the sole assets of the trusts at September 30, 2007. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we deconsolidate the wholly-owned trusts that issued the trust preferred securities. As a result, these securities are no longer consolidated on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”
Capital
     Year-to-date shareholders’ equity averaged $514 million during 2007, down 2% compared to the average for the year 2006. Shareholders’ equity balance of $489 million at September 30, 2007 represented $16.25 per common share, compared to $17.30 per common share at December 31, 2006. We paid $3.5 million and $10.5 million in dividends for the three and nine months ended September 30, 2007, respectively, reflecting an increase of $0.01 and $0.03 per share, respectively, compared to a year ago. We also paid $0.3 million and $1.0 million for the three and nine months ended September 30, 2007, respectively, in preferred dividends on our noncumulative perpetual preferred stock.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Tier 1 capital	$657,218	$712,403
Tier 2 capital	141,246	125,351

Total risk-based capital	$798,464	$837,754

Risk-weighted assets	$6,174,811	$6,258,927
Risk-based ratios:
Tier 1 capital	10.6%	11.4%
Total capital	12.9	13.4
Tier 1 leverage ratio	10.8	11.5
Ending shareholders’ equity to assets	7.9	8.5
Average shareholders’ equity to assets	8.4	8.1
     At September 30, 2007, our total risk-adjusted capital ratio was 12.9% exceeding our Policy internal minimum of 11.0% (we have a higher Policy minimum, 12.0%, at our principal subsidiary, Irwin Union Bank and Trust). At December 31, 2006, our total risk-adjusted capital ratio was 13.4%. Our ending equity to assets ratio at September 30, 2007 was 7.9% compared to 8.5% at December 31, 2006. Our Tier 1 capital totaled $657 million as of September 30, 2007, or 10.6% of risk-weighted assets.
     Retained earnings increased by $1.7 million during 2007 as a result of our adoption of FAS 156 related to accounting for mortgage servicing rights. In accordance with this pronouncement, we recorded as an increase to retained earnings a $1.7 million one time (tax-affected) cumulative adjustment on January 1, 2007.
Cash Flow Analysis
     Year-to-date, our cash and cash equivalents decreased $60 million during 2007, compared to a decrease of $24 million during the same period in 2006. Cash flows from operating activities provided $0.2 billion in cash and cash equivalents for the nine months ended September 30, 2007 compared to the same period in 2006 when our operations provided $1.1 billion in cash and cash equivalents. Year-to-date in 2007, accounts receivable decreased $163 million which increased cash provided by operating activities during that period.
Earnings Outlook
     Our strategy is to seek opportunities for well-controlled, profitable growth by serving niche markets while attempting to mitigate the impact of changes in interest rates and economic conditions on our credit retained portfolios. Although at present we are not meeting our targets, we believe this strategy can, over time, provide above market growth rates in earnings per share and return on equity. Prior to 2005, a meaningful amount of our earnings, in many years, came from our conforming conventional first mortgage segment. We decided to exit this line of business in 2006 due to changes in the environment and competitive conditions. Opportunities in our remaining three segments continue to grow across the U.S. and, in our commercial finance segment, also in Canada. We believe this growth will contribute in a meaningful way to the Corporation’s future success.
     Our consolidated performance in 2007 has been negatively affected by a significant deterioration of the mortgage markets. This has lead to a material loss in the home equity and discontinued mortgage operations segments as a result of increasing provisions for loan losses. During the third quarter of 2007, we provided $27 million in loan loss provision and $17 million in additional reserves for potential loan repurchases. These provisions represent valuation adjustments due to current market conditions and our expectations of future losses that have not yet been incurred.
     Home equity’s performance continues to be challenged by the adverse conditions in the industry. The segment provides credit and geographic diversification for commercial portfolios. If we are able to return it to acceptable financial performance, we believe in the long run it can generate excess capital to grow the commercial segments. Achieving this strategic intent is proving quite difficult in the short term as we are in the midst of making significant structural changes in this segment in the face of an external market environment undergoing extensive disruption resulting from increased losses in the mortgage industry. If our initiatives are successful and the external market environment normalizes, we believe that this segment can achieve both our financial goals of double digit earnings growth and a return in excess of the cost of capital.
     We have taken substantial steps to reduce our home equity operating expenses. Since July 1, 2007 we have reduced the number of employees by approximately 130, as compared to staff of approximately 460 as of June 30, 2007. Management is actively reassessing the operating expense of the segment. During the third quarter of 2007, $1.1 million of severance costs were incurred. Additional steps will be taken in the fourth quarter, including the reduction of production and related staffing. This includes the consolidation and reduction of the east coast mortgage operations center in Charlotte and certain additional positions in an effort to align costs with current market opportunities. The Corporation believes the bulk of these severance, lease termination, and fixed-asset disposal costs will be recognized in the fourth quarter, although certain actions are likely to carry over into early 2008.
     In addition to the steps we are taking in the home equity segment, we are in the midst of taking action elsewhere in the Corporation where our results have been disappointing, to align staffing with the current environment. We have not completed our plans, but in combination with expected actions at the home equity segment, we expect future restructuring charges in the range of $10 to $15 million pre-tax, with the expectation that the bulk of this will be reflected in the fourth quarter
     Our methodology for developing reserves for loan repurchase risk is described further in the section of this report on Discontinued Operations. While we currently believe these reserves adequately reflect our risk of loss in the current and expected environment, we are using these models to project losses during an environment with little precedent. As an example, from January through July of 2007, we had received an average of 17 repurchase requests per month, with modest month-to-month volatility. During August, the number of requests spiked to 33, only to slow to 12 in September (and at the time of writing of this filing, less than 15 in October). We will update the reserve models as more data is available.
     In summary, the current environment is one in which accurate earnings forecasts are difficult to make. We believe our two commercial segments will continue to deliver profitable results over the near-term, with good quarterly improvement. The external environment is making it much more difficult, however, to assess near-term conditions in the mortgage markets. We believe we have adequately addressed loan loss and repurchase risk in our home equity segment and Discontinued Operation through the significant reserves we have taken in recent months. Assuming external conditions do not deteriorate further and prior to the anticipated restructuring charges noted above, we expect a return to modest Continuing Operations profitability during the fourth quarter and good earnings in 2008.

Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Net income (loss):
Commercial Banking	$4,709	$8,258	$14,214	$22,872
Commercial Finance	3,808	3,274	9,335	9,097
Home Equity Lending	(8,138)	(292)	(20,238)	360
Other (including consolidating entries)	(1,182)	(2,145)	(4,736)	(5,575)

Net income (loss) from continuing operations	(803)	9,095	(1,425)	26,754
Discontinued operations	(17,227)	(13,302)	(27,123)	(29,948)

Net (loss) income	$(18,030)	$(4,207)	$(28,548)	$(3,194)

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Selected Income Statement Data:
Interest income	$58,729	$58,445	$175,984	$170,513
Interest expense	(28,740)	(26,507)	(86,517)	(77,302)

Net interest income	29,989	31,938	89,467	93,211
Provision for loan and lease losses	(3,100)	(1,668)	(8,541)	(4,481)
Noninterest income	4,099	4,691	12,234	13,553

Total net revenue	30,988	34,961	93,160	102,283
Operating expense	(23,582)	(23,109)	(70,797)	(66,166)

Income before taxes	7,406	11,852	22,363	36,117
Income taxes	(2,697)	(3,594)	(8,149)	(13,245)

Net income	$4,709	$8,258	$14,214	$22,872

Performance Ratios:
Return on Average Equity	8.05%	14.76%	8.14%	14.38%

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,131,124	$3,103,547
Securities and short-term investments	63,696	55,116
Loans and leases	2,941,207	2,901,029
Allowance for loan and lease losses	(27,457)	(27,113)
Interest-bearing deposits	2,390,799	2,270,946
Non-interest bearing deposits	385,116	364,434
Shareholder’s equity	234,331	241,556
Daily Averages:
Assets	$3,137,263	$3,143,439
Loans and leases	2,895,985	2,797,853
Allowance for loan and lease losses	(26,761)	(26,175)
Deposits	2,759,638	2,826,446
Shareholder’s equity	233,439	218,076
Shareholder’s equity to assets	0.00%	6.95%
Selected Operating Data:
Delinquency ratio	0.41%	0.13%
Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	September 30, 2007			December 31, 2006
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Coupon	Outstanding	of Total	Coupon
	(Dollars in thousands)

Indianapolis	$536,525	18.2%	7.4%	$561,343	19.3%	7.6%
Western and Central Michigan	475,341	16.2	7.4	519,348	17.9	7.7
Phoenix	470,766	16.0	7.4	452,919	15.6	7.9
Southern Indiana	461,845	15.7	7.1	475,051	16.4	7.2
Las Vegas	186,587	6.3	7.9	154,218	5.3	8.1
Other	810,143	27.6	7.5	738,150	25.5	7.9

Total	$2,941,207	100.0%	7.4%	$2,901,029	100.0%	7.7%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Coupon	Deposits	of Total	Coupon

Indianapolis	$283,969	11.7%	2.6%	$259,835	10.8%	2.4%
Western and Central Michigan	205,602	8.5	3.3	231,666	9.7	3.4
Phoenix	237,583	9.8	3.6	179,502	7.5	3.4
Southern Indiana	739,561	30.5	2.8	630,060	26.3	2.8
Las Vegas	443,733	18.3	4.1	467,708	19.5	4.1
Other	517,855	21.2	3.2	631,268	26.2	3.5

Total	$2,428,303	100.0%	3.2%	$2,400,039	100.0%	3.3%

Net Income
     Commercial banking net income totaled $4.7 million during the third quarter of 2007 compared to $8.3 million for the same period in 2006. Year-to-date net income totaled $14.2 million in 2007 compared to net income of $22.9 million in 2006.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$29,989	$31,938	$89,467	$93,211
Average interest earning assets	2,997,178	2,964,055	3,035,892	3,055,665
Net interest margin	3.97%	4.27%	3.94%	4.08%
     Net interest income was $30 million for the third quarter of 2007, a decrease of 6% over third quarter of 2006. Net interest income year to date in 2007 also decreased 4% over the same period in 2006. The 2007 decline in net interest income resulted primarily from a change in mix of liabilities toward higher cost deposits as well as a shift in mix of our loan portfolio from higher rate adjustable loans to lower fixed rate loans resulting from the inverted yield curve that has been prevalent over the time periods compared. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended September 30, 2007 was 3.97%, compared to 4.27% for the same period in 2006. Year-to-date net interest margin for 2007 was 3.94%, compared to 4.08% for 2006. The decrease in 2007 margin reflects competitive conditions and unfavorable repricing of loans and deposits.

Provision for Loan and Lease Losses
     The provision in the third quarter of 2007 was $3.1 million compared to $1.7 million for the same period in 2006 The provision increased to $8.5 million during the nine months ending September 30, 2007, compared to a provision of $4.5 million during the same period in 2006. The increased year-to-date provision relates primarily to a loss identified in the first quarter related to a commercial credit in Michigan. With respect to this credit, we believe the borrower will be unable to repay the majority of the loan as we discovered what we believe were misrepresentations about collateral offered for the loan. As such, we took a charge-off of $4.1 million related specifically to this loan during the first quarter. Credit quality at the commercial banking line of business has declined throughout the year, reflecting economic slow down in several of our markets, but is still consistent with our historic experiences.. See further discussion in the “Credit Quality” section below.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Trust fees	$566	$478	$1,680	$1,456
Service charges on deposit accounts	1,019	1,086	2,814	3,146
Insurance commissions, fees and premiums	405	368	1,426	1,527
Gain from sales of loans	457	822	1,474	1,834
Loan servicing fees	351	377	1,100	1,141
Amortization & impairment of servicing assets	(268)	(303)	(836)	(838)
Brokerage fees	468	329	1,219	989
Other	1,101	1,534	3,357	4,298

Total noninterest income	$4,099	$4,691	$12,234	$13,553

Noninterest income during the three and nine months ended September 30, 2007 decreased 13% and 10%, respectively, over the same periods in 2006. This decline relates primarily to lower gains on sales of loans, lower service charges on deposit accounts and to a loss on sale of other real estate owned (OREO) during 2007.

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Salaries and employee benefits	$13,048	$13,806	$40,318	$40,573
Other expenses	10,534	9,303	30,479	25,593

Total operating expenses	$23,582	$23,109	$70,797	$66,166

Efficiency ratio	69.2%	63.1%	69.6%	62.0%
Number of employees at period end(1)			593	577

(1)	On a full time equivalent basis.
     Operating expenses for the three and nine months ended September 30, 2007 totaled $24 million and $71 million, respectively, an increase of 2% and 7% over the same periods in 2006. The increase in operating expenses primarily resulted from increased premises and equipment costs due to our recent office expansions.

Balance Sheet
     Total assets at September 30, 2007 were $3.1 billion, unchanged from December 31, 2006. Earning assets for the nine months ended September 30, 2007 averaged $3.0 billion, unchanged from the same period in 2006. Average core deposits for the third quarter of 2007 totaled $2.4 billion, a decrease of 1% over average core deposits in the second quarter 2007.
Credit Quality
     The allowance for loan losses to total loans is 0.93% at September 30, 2007, unchanged from 0.93% at December 31, 2006. Total nonperforming assets were $29 million at September 30, 2007, an increase of $10 million versus year end 2006. Other real estate owned was $8.5 million at September 30, an increase of $4.1 million compared to the year-end 2006 balance. The increase in nonperforming loans is primarily attributable to a single credit in a western market which was placed on non-accrual at quarter-end, but which we believe has limited loss exposure. Nonperforming loans are not significantly concentrated in any industry category, although a greater than average amount of our nonperforming loans are located in our Michigan markets.
     The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$20,596	$14,455
Other real estate owned	8,512	4,423

Total nonperforming assets	$29,108	$18,878

Nonperforming assets to total assets	0.93%	0.61%
Allowance for loan losses	$27,457	$27,113
Allowance for loan losses to total loans	0.93%	0.93%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Provision for loan losses	$3,100	$1,668	$8,541	$4,481
Net charge-offs	2,118	1,315	8,197	2,621
Net charge-offs to average loans	0.29%	0.19%	0.38%	0.13%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	September 30,	December 31,
Markets	2007	2006
Indianapolis	0.55%	0.24%
Western and Central Michigan	2.85%	2.72%
Southern Indiana	0.16%	0.14%
Phoenix	0.44%	0.52%
Las Vegas	0.01%	0.00%
Other	1.21%	0.06%

Total	0.99%	0.65%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$13,258	$10,417	$38,189	$30,217
Provision for loan and lease losses	(2,860)	(1,613)	(9,392)	(4,562)
Noninterest income	3,480	2,536	9,218	6,684

Total net revenue	13,878	11,340	38,015	32,339
Operating expense	(7,599)	(6,069)	(22,667)	(17,717)

Income before taxes	6,279	5,271	15,348	14,622
Income taxes	(2,471)	(1,997)	(6,013)	(5,525)

Net income	$3,808	$3,274	$9,335	$9,097

Selected Operating Data:
Net charge-offs	$1,651	$1,211	$5,686	$2,826
Net interest margin	4.44%	4.27%	4.59%	4.47%
Total funding of loans and leases	$185,478	$147,056	$488,831	$431,537
Return on average equity	13.70%	18.02%	12.14%	17.75%

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,251,874	$1,073,552
Loans and leases	1,234,312	1,056,406
Allowance for loan and lease losses	(16,790)	(13,525)
Shareholders’ equity	115,728	88,587
Overview
     We established this line of business in 1999. We offer commercial finance products and services through a direct subsidiary of our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct and indirect subsidiaries. In this segment, we provide small ticket lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. In 2006, we expanded our product line to include professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.
     We provide cost-competitive, service-oriented financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel, with an average lease size of approximately $30 thousand in our portfolio, our sales efforts focus on providing lease solutions for vendors and manufacturers. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment. Within the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand.

Portfolio Characteristics
     The following tables show the geographic composition of our commercial finance loans and leases:

	September 30,	December 31,
	2007	2006

United States
California	11.7%	12.4%
Texas	7.5	5.9
New York	4.1	5.0
New Jersey	4.1	3.5
All other states	40.0	43.3

Total United States	67.4%	70.1%

Canada (1)

Ontario	8.2%	7.3%
British Columbia	7.5	7.0
Quebec	7.4	7.1
Alberta	6.6	5.8
All other provinces	2.9	2.6

Total Canada	32.6%	29.9%

Total	100.0%	100.0%

Total Portfolio	$1,234,312	$1,056,406

(1)	In U.S. dollars
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Domestic franchise loans	$567,503	$488,489
Weighted average coupon	9.34%	8.79%
Delinquency ratio	0.30	0.16
Domestic leases	$264,265	$253,274
Weighted average coupon	10.83%	10.32%
Delinquency ratio	2.30	1.72
Canadian leases (1)	$402,544	$314,644
Weighted average coupon	9.16%	9.13%
Delinquency ratio	0.45	0.36

(1)	In U.S. dollars.
Net Income
     During the three months ended September 30, 2007, the commercial finance line of business recorded net income of $3.8 million, a 15% increase over the $3.3 million earned during the same period in the prior year. Year to date, the commercial finance line of business earned $9.3 million compared to $9.1 million for the same period in the prior year. The 2007 increase in earnings is attributable primarily to higher net interest income related to a larger portfolio as well as higher gains from sales of loans.

Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months September 30,		Nine Months September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$13,258	$10,417	$38,189	$30,217
Average interest earning assets	1,184,323	968,008	1,113,288	903,603
Net interest margin	4.44%	4.27%	4.59%	4.47%
     Net interest income was $13 million for the quarter ended September 30, 2007, an increase of 27% over 2006. Year-to-date net interest income was $38 million compared to $30 million in 2006. The improvement in net interest income resulted primarily from an increase in our portfolio. The total loan and lease portfolio has increased to $1.2 billion at September 30, 2007, an increase of 17% over year-end 2006 and an increase of 24% over September 30, 2006. This line of business originated $185 million and $489 million in loans and leases during the third quarter and year-to-date 2007, respectively, compared to $147 million and $432 million during the same periods of 2006. The portfolio increased $55 million as of September 30, 2007 relative to December 31, 2006 due solely to the increased value of the Canadian dollar relative to the U.S. dollar.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the third quarter of 2007 was 4.44% compared to 4.27% in 2006 for the same period. Year-to-date margins improved to 4.59% in 2007 compared to 4.47% during the same period in 2006. The increase in 2007 margin is due primarily to higher loan fees.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $9.4 million during the first nine months in 2007 compared to $4.6 million for the same period in 2006. The third quarter provision increased to $2.9 million versus $1.6 million during the same period in 2006. The increased provisioning levels relate primarily to losses identified in the domestic small ticket leasing component of the commercial finance portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Gain from sales of loans	$1,768	$939	$4,805	$2,191
Derivative (losses) gains, net	(51)	26	(325)	(192)
Other	1,763	1,571	4,738	4,685

Total noninterest income	$3,480	$2,536	$9,218	$6,684

     Noninterest income during the three months ended September 30, 2007 increased 37% over the same period in 2006. Year-to-date noninterest income was $9.2 million, compared to $6.7 million in the same period of 2006. Included in noninterest income were gains that totaled $1.8 million and $4.8 million for the three and nine months ended September 30, 2007, compared to gains of $0.9 million and $2.2 million during the same periods in 2006. These 2007 gains were the result of whole loan sales of $32 million and $66 million, respectively, for the three and nine-month periods ended September 30, 2007. In addition to whole loan sales, we also sold $2 million and $39 million, respectively, in participations of our franchise loan portfolio during the three and nine-month periods ended September 30, 2007. We had no loan participation sales in 2006.

Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Salaries and employee benefits	$4,629	$3,340	$14,112	$9,921
Other	2,970	2,729	8,555	7,796

Total operating expenses	$7,599	$6,069	$22,667	$17,717

Efficiency ratio	45.40%	46.85%	47.81%	48.01%
Number of employees at period end (1)			192	195

(1)	On a full time equivalent basis.
     Operating expenses during the third quarter and year-to-date in 2007 totaled $7.6 million and $22.7 million, respectively, an increase of 25% and 28% over the same periods in 2006. The increased salaries and benefits expense relates to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to profitability.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at September 30, 2007 of $6.5 million, compared to $5.4 million as of December 31, 2006. The year-over-year increase in nonperforming loans was largely attributable to a decline in credit quality in our domestic lease portfolio. Net charge-offs recorded by this line of business totaled $1.7 million for the third quarter of 2007, compared to $1.2 million for the third quarter of 2006. Net charge-offs year to date were $5.7 million, up from the $2.8 million of net charge-offs recorded year to date in 2006. Our allowance for loan and lease losses at September 30, 2007 totaled $16.8 million, representing 1.36% of loans and leases, compared to a balance at December 31, 2006 of $13.5 million, or 1.28% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Nonperforming loans	$6,459	$5,374
Allowance for loan losses	16,790	13,525
Allowance for loan losses to total loans	1.36%	1.28%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
		(Dollars in thousands)
Provision for loan losses	$2,860	$1,613	$9,392	$4,562
Net charge-offs	1,651	1,211	5,686	2,826
Annualized net charge-offs to average loans	0.56%	0.50%	0.69%	0.42%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$23,405	$25,215	$72,442	$71,807
Provision for loan and lease losses	(22,533)	(5,854)	(53,222)	(16,111)
Noninterest income	3,208	(820)	1,173	10,149

Total net revenues	4,080	18,541	20,393	65,845
Operating expenses	(17,638)	(19,010)	(54,087)	(65,202)

Income (loss) before taxes	(13,558)	(469)	(33,694)	643
Income taxes	5,420	177	13,456	(283)

Net income (loss)	$(8,138)	$(292)	$(20,238)	$360

Selected Operating Data:
Loan volume:
Lines of credit	$7,554	$29,940	$27,909	$124,859
Loans	96,005	224,250	388,008	625,039
Net home equity charge-offs to average managed portfolio	3.10%	0.86%	2.77%	0.82%
Gain on sale of loans to loans sold	0.94%	0.65%	0.53%	1.16%

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,561,817	$1,617,219
Home equity loans and lines of credit(1)	1,500,919	1,280,497
Allowance for loan losses	(59,981)	(33,614)
Home equity loans held for sale	3,732	236,636
Residual interests	3,250	2,760
Mortgage servicing assets	22,047	28,231
Short-term borrowings	281,641	446,163
Collateralized debt	1,013,174	948,939
Shareholders’ equity	184,007	155,791
Selected Operating Data:
Total managed portfolio balance	1,653,606	1,708,975
Delinquency ratio(2)	4.7%	3.2%
Weighted average coupon rate:
Lines of credit	11.16%	11.13%
Loans	11.06	10.75

(1)	Includes $1.2 billion and $1.1 billion of collateralized loans at September 30, 2007 and December 31, 2006, respectively, pledged as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business originates, purchases, sells, and services a variety of mortgage loans nationwide. We offer mortgage products through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct subsidiary. We market our mortgage loans (generally using second mortgage liens, but also including first mortgage liens) principally through brokers and correspondents, and also through the Internet. We seek to serve creditworthy homeowners who are active credit users.

     We offer mortgage loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value to borrowers we believe have prime credit-quality. Mortgage loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate. Generally and historically, we either sell loans through whole loan sales or we fund these loans on balance sheet through warehouse lines or secured, term financings. In recent months, the secured, term funding market has been disrupted and, therefore, we have begun funding the loans we retain in portfolio using deposit or other wholesale sources. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.
Production and Portfolio Characteristics
     The following table shows the geographic composition of our home equity managed portfolio:

	September 30,	December 31,
	2007	2006
State

California	9.7%	10.2%
Michigan	7.9	7.8
Colorado	7.6	7.0
Ohio	6.7	6.2
Florida	6.5	7.8
All other states	61.6	61.0

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,653,606	$1,708,975
     For the nine months ended September 30, 2007, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 53% of our loan originations. HLTV’s represented 54% of our managed portfolio for this line of business at September 30, 2007. In the current environment, there is not an active secondary market for these loans. As such, we have taken steps to limit production of these loans to the amount we can hold in our portfolio. HLTVs constituted 47% of our managed portfolio at December 31, 2006. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at September 30, 2007 was originated with early repayment provisions.
     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon for the following periods:

	September 30, 2007			December 31,2006
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
			(Dollars in thousands)
Loans ≤ 100% CLTV	$445,641	26.95%	9.06%	$536,387	31.39%	9.10%
Lines of credit ≤ 100% CLTV	259,976	15.72	9.92	319,415	18.69	9.96
First mortgages ≤ 100% CLTV	47,813	2.89	7.67	44,727	2.62	7.37

Total ≤ 100% CLTV	753,430	45.56	9.27	900,529	52.70	9.32
Loans > 100% CLTV	781,372	47.25	12.49	677,119	39.62	12.36
Lines of credit > 100% CLTV	89,660	5.42	14.57	101,683	5.95	14.55
First mortgages > 100% CLTV	23,771	1.44	8.48	22,916	1.34	8.48

Total > 100% CLTV	894,803	54.11	12.59	801,718	46.91	12.53
Other (including discontinued products)	5,373	0.33	14.16	6,728	0.39	15.03

Total managed portfolio(1)	$1,653,606	100.00%	11.08%	$1,708,975	100.00%	10.85%

(1)	We define our “managed portfolio” as the portfolio ($1.7 billion) that we service and on which we carry credit risk. At September 30, 2007, we also serviced another $0.8 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended September 30,
Product	2007	2006
	(Funding amount in thousands)

First mortgage loans
Funding Amount	$23,416	$15,716
Weighted Average Disposable Income	5,526	4,707
Weighted Average FICO score	703	686
Weighted Average Coupon	8.35%	8.43%

First mortgage loans up to 110%
Funding Amount	$—	$10,726
Weighted Average Disposable Income	—	6,872
Weighted Average FICO score	—	703
Weighted Average Coupon	0.00%	8.53%

Home equity loans up to 100% CLTV
Funding Amount	$15,405	$131,859
Weighted Average Disposable Income	5,436	6,788
Weighted Average FICO score	707	705
Weighted Average Coupon	10.68%	11.52%

Home equity loans up to 125% CLTV
Funding Amount	$57,184	$65,949
Weighted Average Disposable Income	4,906	4,346
Weighted Average FICO score	700	699
Weighted Average Coupon	13.54%	12.84%

Home equity lines of credit up to 100% CLTV
Funding Amount	$2,297	$25,439
Weighted Average Disposable Income	6,890	6,582
Weighted Average FICO score	710	686
Weighted Average Coupon	11.21%	10.49%

Home equity lines of credit up to 125% CLTV
Funding Amount	$5,256	$4,501
Weighted Average Disposable Income	5,489	5,118
Weighted Average FICO score	693	682
Weighted Average Coupon	15.02%	15.72%

All Products
Funding Amount	$103,559	$254,190
Weighted Average Disposable Income	5,199	5,817
Weighted Average FICO score	701	700
Weighted Average Coupon	11.97%	11.52%

Net Income
     Our home equity lending business recorded a net loss of $8.1 million during the three months ended September 30, 2007, compared to a net loss for the same period in 2006 of $0.3 million. A year-to-date loss of $20.2 million was recorded through September 30, 2007, compared to net income of $0.4 million during the same period a year earlier.
Net Revenue
     Net revenue for the three and nine months ended September 30, 2007 totaled $4 million and $20 million, respectively, compared to net revenue for the same periods in 2006 of $19 million and $66 million. The decrease in revenues is primarily a result of higher loan loss provision.
     During the third quarter of 2007, our home equity lending business produced $104 million of home equity loans, compared to $254 million during the same period in 2006. The decrease in volume principally reflects unsettled conditions in the secondary market and frequent changes to underwriting guidelines to address changing market conditions. The table below shows our originations by channel for the periods shown:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Total originations	$103,559	$254,190	$415,917	$749,898
Percent correspondent	31%	21%	37%	26%
Percent retail loans	9	11	8	17
Percent brokered	60	31	53	28
Percent other	—	37	2	29
     Our home equity lending business had $1.5 billion of net loans and loans held for sale at September 30, 2007 unchanged from December 31, 2006. Included in the loan balance at September 30, 2007 were $1.2 billion of collateralized loans as part of secured financings.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)
Net interest income	$23,405	$25,215	$72,442	$71,807
Provision for loan losses	(22,533)	(5,854)	(53,222)	(16,111)
Gain on sales of whole loans	223	496	893	3,740
Gain on intercompany transactions	985	—	2,087	(36)
Valuation adjustment on loans held for sale	(86)	(404)	(8,158)	(6,149)

Gain (loss) on sales of loans	1,122	92	(5,178)	(2,445)
Loan servicing fees	4,065	5,830	14,343	24,024
Amortization of servicing assets	(24)	(5,040)	(92)	(17,034)
(Impairment) recovery of servicing assets	(2,395)	—	(8,995)	984
Derivative (losses) gains	(39)	(2,788)	(321)	3,053
Other	479	1,086	1,416	1,567

Total net revenue	$4,080	$18,541	$20,393	$65,845

     Net interest income decreased to $23 million for the three months ended September 30, 2007, compared to $25 million for the same period in 2006. Year-to-date net interest income for 2007 was $72 million, unchanged from 2006. Net interest margin for the three and nine months ended September 30, 2007 was 5.96% and 6.16% compared to 6.86% and 6.21% for the same periods in 2006, respectively.

     Provision for loan losses increased to $23 million in the third quarter of 2007, compared to $6 million during the same period in 2006. The increased provision was required due to higher delinquencies and charge offs during the quarter. Year-to-date provision for loan losses was $53 million in 2007 compared to $16 million in 2006. The increase in provision reflects declining credit quality of home equity loans throughout 2007. During the third quarter, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses. We expect weaknesses in this portfolio to continue as long as challenging conditions in the mortgage market persist.
     We completed whole loan sales during the third quarter of 2007 of $24 million compared to $76 million during the same period in 2006. During the third quarter of 2007 and 2006, we recognized a gain on sale of loans totaling $0.2 million and $0.5 million, respectively. In addition, net charge offs in our loans held for sale classification reduced the gain on sale during the quarter. As mentioned previously, $167 million of loans were reclassified to held for investment during the first quarter.
     Loan servicing fees totaled $4 million during the third quarter of 2007 compared to $6 million during the same period in 2006. Year-to-date loan servicing fees totaled $14 million, compared to $24 million during the same period in 2006. The servicing portfolio underlying the mortgage servicing asset totaled $1.0 billion at September 30, 2007 compared to $1.4 billion at September 30, 2006. Included in loan servicing fees are incentive servicing fees (ISFs). As part of certain whole loan sales, we have the right to an incentive servicing fee that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At September 30, 2007, we were receiving incentive fees for six transactions that met these performance metrics. During the third quarter of 2007, we earned $1.4 million in ISF fees, compared to $0.7 million during the same period in 2006. Year to date, we earned $5.1 million in ISF fees in 2007, compared to $6.3 million during 2006. The following table summarizes ISF revenue recognized by quarter:

	2004	2005	2006	2007
	(Dollars in thousands)
First Quarter	$471	$325	$1,387	$1,933
Second Quarter	234	681	4,278	1,708
Third Quarter	244	851	659	1,424
Fourth Quarter	—	481	2,757	NA

Year to date	$949	$2,338	$9,081	$5,065

     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value of the home equity lending servicing asset using discounted cash flows and assumptions as to estimated future servicing income and cost that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. Year-to-date servicing asset amortization and impairment expense totaled $9 million during 2007, compared to $16 million during 2006. This decrease reflects a smaller portfolio and reduced prepayment speeds. During the first quarter of 2007, the home equity lending line of business adopted the fair value method of accounting for mortgage servicing rights in accordance with SFAS 156. As a result, we are no longer amortizing servicing rights underlying high loan-to-value first mortgages and second mortgages. Rather, we are adjusting the fair value each quarter and recognizing a fair value adjustment through “impairment” on the income statement.
     We originate fixed rate loans that are susceptible to decreases in value in a period of increasing interest rates. To protect against such decreases, we enter into derivative contracts. Derivative losses were $39 thousand for the third quarter of 2007 and we had derivative losses of $0.3 million year to date. This compares with losses of $2.8 million and gains $3.1 million for the same periods in 2006. The decrease in derivative gains in 2007 versus 2006 is due to fewer derivative contracts outstanding.

Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$11,172	$11,247	$33,725	$39,975
Other	6,466	7,763	20,362	25,227

Total operating expenses	$17,638	$19,010	$54,087	$65,202

Number of employees at period end (1)			464	485

(1)	On a full time equivalent basis.
     Operating expenses were $18 million and $54 million for the three and nine months ended September 30, 2007, compared to $19 million and $65 million for the same periods in 2006. Operating expenses declined in 2007 primarily due to a restructuring and downsizing of the retail channel which took place in the second quarter of 2006 and other cost cutting initiatives.
     During the third quarter of 2007, we reserved $1.1 million in severance expenses related to our efforts to right size the organization in light of the current market and earnings environment.
Home Equity Servicing
     Our home equity lending business continues to service certain of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.5 billion at September 30, 2007, compared to $2.9 billion at December 31, 2006. For whole loans sold with servicing retained totaling $0.5 billion at September 30, 2007 and $0.7 billion at December 31, 2006, we capitalize servicing fees including rights to future early repayment fees. During the first quarter of 2007, we adopted the fair value method under FAS 156. Adoption of this new standard resulted in a $2.9 million increase in our servicing asset to adjust its value to fair market value. We recorded a one time (tax-affected) cumulative adjustment to retained earnings of $1.7 million to reflect the adoption of this new standard. The servicing asset at September 30, 2007 was $22 million, down from $28 million at December 31, 2006 reflecting the decrease in underlying loan balances and changes in fair value due to changes in market conditions and interest rates.
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
     Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.5 billion of loans at September 30, 2007 and $0.6 billion of loans at December 31, 2006 for which we have the opportunity to earn an incentive servicing fee. Although the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, we do not have direct credit risk in these pools.

     The following table sets forth certain information for these portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	September 30,	December 31,	September 30,
	2007	2006	2006
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,653,606	$1,708,975	$1,648,236
30 days past due	4.72%	3.16%	3.07%
90 days past due	2.06	1.19	1.18
Annualized QTD Net Chargeoff Rate	3.10	1.50	0.86
Quarterly Net Chargeoffs	$12,945	$6,383	$3,530

Unsold Loans
Total Loans (1)	$1,498,239	$1,515,881	$1,438,952
30 days past due	5.05%	3.54%	3.49%
90 days past due	2.25	1.32	1.35
Annualized QTD Net Chargeoff Rate	3.41	1.71	0.98
Quarterly Net Chargeoffs	$12,884	$6,383	$3,468
Loan Loss Reserve	$59,981	$33,614	$31,403

Owned Residual
Total Loans	$155,368	$193,094	$209,285
30 days past due	1.45%	0.20%	0.12%
90 days past due	0.33	0.18	—
Annualized QTD Net Chargeoff Rate	0.15	—	0.11
Quarterly Net Chargeoffs	$61	$—	$63
Residual Undiscounted Losses	$800	$430	$380

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$491,551	$627,838	$694,973
30 days past due	5.87%	5.40%	4.41%
90 days past due	2.21	2.30	1.57

(1)	Excludes deferred fees and costs.
Discontinued Operations-Mortgage Banking
     In 2006, we sold to five separate purchasers the mortgage banking line of business’ origination operation, including the majority of this segment’s loans held for sale, as well as the majority of this segment’s capitalized mortgage servicing rights. In January 2007, we transferred certain assets associated with this segment’s servicing platform and placed the bulk of our remaining staff with a sixth buyer. Staff continue to work at IMC through the wind-down of our remaining assets, managing repurchased loans and collecting outstanding documents required for the completion of servicing transfers.
     As discussed in Note 2 to the Financial Statements, we are reporting the results of our mortgage banking business as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.
     Secondary market conditions negatively affected the continuation of the wind-down and disposition costs of the discontinued mortgage operations. During the third quarter, the discontinued segment lost $17.2 million, compared to losses of $5.9 million in the second quarter and $4.0 million during the first quarter. The majority of our current losses relate to credit costs for alleged breaches of representations and warranties made when loans were sold to the secondary market. Our risk for repurchases extends through the life of the loans we originated prior to the sale of the segment in 2006. Historically, the emergence period for the majority of these repurchase requests has been within three to four years after origination.
     During the third quarter, requests for these repurchases increased materially. Additionally, the principal cause of the repurchase requests changed meaningfully during the quarter, with now a majority of the requests being based on the appearance of misrepresentation by borrowers or third-parties involved in the loan origination. To account for this increase in frequency and likely severity of loss from repurchased loans, during the third quarter we modified the method by which we estimate future loss risk. We use a statistical model to estimate future repurchase obligations. The model is based on a quantitative methodology similar to a vintage loss forecast, which projects losses based upon the age of loans. Loss curves have been developed based on historical data of repurchased loans, including the most recent activity where losses have been elevated. This analysis of historic actual repurchases is used to calculate expected lifetime and annual estimates of repurchases. As with vintage loss forecasts, this methodology takes into account differences in the quality of loans that were originated each year, as well as the likelihood of an investor demanding repurchase as loans age. Future losses are then calculated based on the expected counts of repurchases, average loan amounts, and loss given default (LGD) percentages, which are also based on historical performance. Data are segmented by loan type (for example, government versus conventional), type of investor (e.g., agency or private), and repurchase demand types (make whole, indemnified and repurchase). Based upon these factors, LGD’s were developed in a range of 7% to 52%. We have estimated losses from repurchases for 2007 through 2011, which is the expected end of the repurchase cycle loans originated in this segment. Application of this revised model resulted in an additional $17 million being added to our future repurchase reserve during the quarter.
     The reserve for repurchase risk does not include an estimate of amounts the Corporation may be able to recover from third parties on whom it relied in the origination of these loans it is now at risk of repurchasing. This recovery effort is expected to produce meaningful returns.
     While we believe these reserves fully reflect our risk of loss in the current and expected environment, we are using these models to project losses during an environment with little precedent. These provisions and reserves, which represent valuation adjustments, are based on significant revisions due to current market conditions in our expectations of future losses that have not yet been incurred. As an example, from January through July of 2007, we had received an average of 17 repurchase requests per month, with modest month-to-month volatility. During August, the number of requests spiked to 33, only to slow to 12 in September (and at the time of writing of this filing, less than 15 in October). Given that the period for which data is available for some vintages is very short, the extrapolation in the model may not be reliable and could result in significant changes to reserves derived from those vintages in future periods. We will update the reserve models as more data is available.
     In addition, the loss during the third quarter includes a $3 million mark-to-market adjustment on the remaining assets that we are currently marketing for sale.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $1.2 million and $4.7 million for the three and nine months ended September 30, 2007, compared to a loss of $2.1 million and $5.6 million during the same periods in 2006. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intercompany loans. Parent company operating results also include allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the nine month period ended September 30, 2007, we allocated $13 million of these expenses to our subsidiaries, compared to $10 million during the same period in 2006.
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
     Given the changes in the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around credit, market, liquidity, operational and compliance risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps that it has begun implementing on an enterprise-wide basis.
     The objective of formal processes to manage risk is to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.
     Our CEO, Executive Vice President, CFO, Senior Vice President, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Risk Management Committee. Our Chief Risk Officer, who reports directly to the Risk Management Committee, chairs the ERMC. To ensure coordination between Risk Committee and the Audit Committee,, the Chair of each committee is a member of the other committee.
     Each of our principal risks is managed directly at the line of business level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our credit, market, operational and compliance risks. The ERMC provides senior-level review and enhancement of line of business risk management processes and oversight of our risk reporting and assessment and model parameter changes.
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
     Net charge-offs for the three months ended September 30, 2007 in our held for investment portfolio were $16 million, or 1.2% of average loans, compared to $5 million, or 0.4% of average loans during the same period in 2006. Year-to-date net charge-offs were $41 million, compared to $14 million during the same period in 2006. The increase in charge-offs and allowance is principally due to the increase in charge-offs in the home equity segment, which have totaled $27 million thus far in 2007 compared to $8 million during the comparative period in 2006. At September 30, 2007, the allowance for loan and lease losses was 1.8% of outstanding loans and leases, compared to 1.4% at year-end 2006.
     Total nonperforming loans and leases at September 30, 2007, were $61 million compared to $38 million at December 31, 2006. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2007 were 1.1%, an increase from 0.7% at December 31, 2006. Other real estate we owned and other repossessed assets totaled $22 million at September 30, 2007, up from $15 million at December 31, 2006. Total nonperforming assets at September 30, 2007 were $82 million, or 1.3% of total assets compared to nonperforming assets at December 31, 2006 of $58 million, or 0.9% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2007	2006
	(Dollars in thousands)

Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$104	$—
Consumer loans	78	73
Commercial financing
Domestic leasing	241	83
Foreign leasing	87	236

	510	392

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	18,845	13,296
Real estate mortgages	34,704	18,125
Consumer loans	378	696
Commercial financing
Franchise financing	1,165	791
Domestic leasing	3,069	2,495
Foreign leasing	1,896	1,768

	60,057	37,171

Total nonperforming loans and leases	60,567	37,563

Nonperforming Loans held for Sale not guaranteed	2,367	5,564
Other real estate owned	19,273	15,170

Total nonperforming assets	$82,207	$58,297

Nonperforming loans and leases to total loans and leases	1.1%	0.7%

Nonperforming assets to total assets	1.3%	0.9%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The nonperforming assets at September 30, 2007 and December 31, 2006 were held at our lines of business as follows:

	September 30,	December 31,
	2007	2006
	(In millions)
• Commercial banking	$29	$19
• Commercial finance	8	5
• Home equity lending	39	23
• Mortgage banking	6	11
     The increase in nonperforming loans is primarily attributable to a single credit in a western market which was placed on non-accrual at quarter-end, but which we believe has limited loss exposure.

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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2007, the ratio of loans (which excludes loans held for sale) to total deposits was 162%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a “cleanup call.” The ratio of loans to total deposits after reducing loans for those funded with secured financings was 118%.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public fund CDs. Core deposits totaled $2.5 billion at September 30, 2007, compared to $2.4 billion at December 31, 2006.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At September 30, 2007, these deposit types totaled $1.7 billion, unchanged from December 31, 2006. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of September 30, 2007, CDs issued directly to customers totaled $0.6 billion, an increase of $0.1 billion from December 31, 2006. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at September 30, 2007, and had an average remaining life of 16 months, a $0.1 billion increase and a 1 month decrease, respectively, from December 31, 2006.
     Escrow account deposits are related to the servicing of our originated first mortgage loans. At September 30, 2007, these escrow balances totaled $2 million, a $322 million decrease from December 31, 2006. We sold the majority of our mortgage servicing rights in the third quarter of 2006 and transferred the servicing and related escrows in early January 2007. These deposits had been used primarily to fund mortgage loans prior to the sale of our first mortgage business.
     Short-term borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2007, FHLBI borrowings outstanding totaled $0.5 billion, a $0.1 billion increase from December 31, 2006. We had sufficient collateral pledged to FHLBI at September 30, 2007 to borrow an additional $0.4 billion, if needed.
     In addition to borrowings from the FHLBI, we use other lines of credit as needed. We have two lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, nonperforming loans. We are in compliance with all applicable covenants as of September 30, 2007.

     At September 30, 2007, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $175 million available but not committed

•	Lines of credit with non-correspondent banks, including fed funds lines: $74 million outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $275 million outstanding on $387 million of borrowing facilities
     In order to further diversify our funding sources, we have recently developed an internet deposit platform. Element Financial (https://www.element-direct.com) offers CDs nationally in denominations of $5 thousand and larger. This initiative was released late in the second quarter of 2007 and, as a result, we had raised $59 million of deposits through this channel as of September 30, 2007.
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
     Our discontinued mortgage banking segment held a material amount of mortgage servicing rights (MSRs) as part of its strategy and operations. Having sold the mortgage segment, we do not expect ownership or the related hedging of remaining MSRs to be a material item. As of September 30, 2007, the amount of interest rate risk at our discontinued mortgage banking segment is not material. Our commercial banking and home equity lines of business assume interest rate risk by holding MSRs ($25 million at September 30, 2007). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2007. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2007, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the period-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at period end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The tables below show modeled changes in interest rates for individual asset and liability classes. Asset and liability classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk if all yield curves do not move in parallel as the model assumes.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix.
Economic Value Change Method

	Present Value at September 30, 2007 Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets	$6,129,731	$6,036,542	$5,943,618	$5,851,491	$5,761,705
Loans held for sale	4,020	3,916	3,783	3,614	3,425
Mortgage servicing rights	21,156	23,845	26,979	30,006	31,443
Residual interests	11,128	11,055	11,005	11,013	11,108
Interest sensitive financial derivatives	(15,729)	(8,275)	(1,033)	6,379	14,329

Total interest sensitive assets	6,150,306	6,067,083	5,984,352	5,902,503	5,822,010

Interest Sensitive Liabilities
Deposits	(3,429,923)	(3,402,461)	(3,375,535)	(3,346,180)	(3,315,570)
Short-term borrowings (1)	(841,431)	(828,672)	(816,517)	(804,928)	(793,871)
Long-term debt	(1,301,014)	(1,286,287)	(1,269,910)	(1,250,076)	(1,227,891)

Total interest sensitive liabilities	(5,572,368)	(5,517,420)	(5,461,962)	(5,401,184)	(5,337,332)
Net market value as of September 30, 2007	$577,938	$549,663	$522,390	$501,319	$484,678

Change from current	$55,548	$27,273	$—	$(21,071)	$(37,712)

Net market value as of June 30, 2007	$523,922	$499,632	$475,978	$457,731	$449,135

Potential change	$47,944	$23,654	$—	$(18,247)	$(26,843)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at September 30, 2007
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	3,253	3,253	3,253	3,084	2,895
Mortgage servicing rights	20,871	23,028	25,324	27,866	29,122
Residual interests	11,128	11,055	11,005	11,013	11,108
Interest sensitive financial derivatives	(15,729)	(8,275)	(1,033)	6,379	14,329

Total interest sensitive assets	19,523	29,061	38,549	48,342	57,454

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of September 30, 2007	$19,523	$29,061	$38,549	$48,342	$57,454

Potential change	$(19,026)	$(9,488)	$—	$9,793	$18,905

Net market value as of June 30, 2007	$47,661	$58,020	$67,619	$76,927	$85,718

Potential change	$(19,958)	$(9,599)	$—	$9,308	$18,099

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at both September 30, 2007 and December 31, 2006 were $1.0 billion. We had $18 million in irrevocable standby letters of credit outstanding at both September 30, 2007 and December 31, 2006.
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
     We have interest rate swaps to hedge floating rate deposits that have a notional amount of $40 million that qualify for SFAS 133 hedge accounting treatment and interest rate swaps that have a notional amount of $35 million that no longer qualify for SFAS 133 hedge accounting treatment. . Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. The total amount of loss on these swaps recorded to other comprehensive income at September 30, 2007 was $0.5 million. Ineffectiveness related to the SFAS 133 cash flow hedges in 2007 was $0.2 million. We recognized a loss of $1.0 million for the nine months ended September 30, 2007 related to the swaps no longer qualifying for SFAS 133 treatment.
     We have one additional interest rate swap that qualifies for hedge accounting treatment under SFAS 133. It is a “cash flow” hedge in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at September 30, 2007. The amount of loss on this swap recorded to other comprehensive income at September 30, 2007 was immaterial. Ineffectiveness related to these cash flow hedges in 2007 was immaterial.
     In our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity and $123 thousand and $499 thousand reduced interest expense during the nine months ended September 30, 2007 and 2006, respectively. Ineffectiveness related to this cash flow hedge in 2007 was immaterial.
     Also in our home equity business we utilize interest rate caps to mitigate the interest rate exposure created by the 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $226 million in amortizing interest rate caps relating to these hedging activities. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The gain (loss) on these activities for the nine months ending September 30, 2007 and 2006, totaled a loss of ($0.2) million and $0.8 million gain, respectively.
     We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the nine months ended September 30, 2007, a gain of $0.1 million was recorded in “Gain from sale of loans.” At September 30, 2007, we had rate lock commitments outstanding totaling $22 million.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate CAD-denominated leases and floating rate CAD-denominated commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of September 30, 2007, the commercial paper conduit was providing $221 million of variable rate funding. In total, our interest rate swaps were effectively converting $221 million of this funding to a fixed interest rate. The losses on these swaps for the nine months ended September 30, 2007 and 2006 were $0.3 million and $0.2 million, respectively.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $70 million in forward contracts outstanding as of September 30, 2007. For the three months ending September 30, 2007, we recognized losses of $11.6 million and for the nine months ending September 30, 2007 and 2006, we recognized losses of $8.4 million and $1.1 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. We recognized a foreign currency transaction gain on the intercompany loans of $9.1 million and $1.8 million, respectively, for the nine months ended September 30, 2007 and 2006.
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
     The Board has directed that primary responsibility for the management of operational and compliance risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. Our enterprise-wide risk management function provides an independent assessment of line management’s operational risk mitigation procedures. This function, which is managed in conjunction with enterprise-wide oversight of compliance, reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Management Committee of our Board of Directors. We have developed risk and control summaries for our key business processes. Line of business and corporate-level managers use these summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the management committees of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act.
     Given the changes in of the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems, including operational and compliance risk management processes. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps which it has begun implementing on an enterprise-wide basis. The costs of these resources are reflected in current period earnings.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Market Risk (including Interest Rate and Foreign Exchange Risk) section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 52 through 54.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2007.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting. In March 2007, we discovered what we believe were misrepresentations about the collateral offered for a commercial loan originated by a branch of our subsidiary, Irwin Union Bank and Trust Company, which caused us to charge off $4 million. We have undertaken an investigation of the causes of the loss and have made certain changes in staff and operating procedures in the branch in which we had the loss. We have further ascertained that we believe the control procedures have been and continue to be in place and effective in our other branches and lending locations.

PART II. Other Information.
     Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the quarter ended June 30, 2007, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 11, Commitments and Contingencies, in the Notes to Consolidated Financial Statements, Part I, Item 1, of this Report.
     Silke v. Irwin Mortgage Corporation (suit filed in April 2003 in the Marion County, Indiana, Superior Court seeking class action status and alleging our indirect subsidiary, Irwin Mortgage Corporation, charged a document preparation fee in violation of Indiana law).
     Developments: Citing the Indiana Supreme Court’s May 2, 2007 decision in Charter One Mortgage Corporation v. Condra, on August 27, 2007, the Silke trial court ruled in favor of Irwin Mortgage on its Motion for Summary Judgment against plaintiff class members, thus concluding this litigation.
     Cohens v. Inland Mortgage Corporation (suit filed in October 2003 in the Supreme Court of New York, County of Kings, against our indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation) and others, alleging lead contamination from premises allegedly owned by defendants).
     Developments: After having disposed of this case due to lack of prosecution by the plaintiffs, the court restored the action to the judicial calendar based on a motion by plaintiffs.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) (Issuer Repurchases of Equity Securities). In 2006, the Board of Directors of the Corporation approved the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. The repurchases will occur from time to time based on market conditions, parent company cash flow, and the Corporation’s current and future projections of capital position. From time to time, we also repurchase shares in connection with our equity-based compensation plans. We did not have any repurchase activity in the last three months.

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

10.1	*Irwin Financial Corporation 1992 Stock Option Plan. (Incorporated by reference to Exhibit 10(h) to Form 10-K Report for year ended December 31, 1992, File No. 000-06835.)
10.2	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for period ended September 30, 1997, File No. 000-06835.)
10.3	*Amendment to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(i) to Form 10-Q Report for period ended September 30, 1997, File No. 000-06835.)
10.4	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)
10.5	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, dated May 9, 2005, File No. 001-16691.)
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

10.27
*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended September 30 2006, File No. 001-16691.)

10.28
*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.29
*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended September 30, 2006, File No. 001-16691.)

10.30
*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.30 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.31
*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended September 30, 2006, File No. 001-16691.)

10.32
*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.32 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.33
*Irwin Mortgage Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2002. (Incorporated by reference to Exhibit 6 of the Corporation’s proxy statement for its 2004 Annual Meeting, filed with the Commission on March 18, 2004, File No. 001-16691.)

10.34
*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended September 30, 2006, File No. 001-16691.)

10.35
*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.35 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

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

Exhibit
Number	Description of Exhibit
10.40
*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.41
*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

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

DATE: October 31, 2007	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)