Form 10-K
period 2007-12-31
IRWIN FINANCIAL CORP
filed 2008-03-14
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2007
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.  Yes ☐     No ☑

Indicate by check mark whether the Corporation: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Corporation was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Corporation’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2007, was approximately $276,290,152.

As of March 7, 2008, there were outstanding 29,600,284 common shares of the Corporation.

* Includes associated rights.

Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting Shareholders to be held May 30, 2008	Part III

Exhibit Index on Pages 119 through 122

FORM 10-K

About Forward-looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. We are including this statement for purposes of invoking these safe harbor provisions.

Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in housing markets, industries associated with housing, the mortgage markets or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

We qualify any forward-looking statements entirely by these cautionary factors.

Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:

•	potential deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending or small business-based manufacturing and services;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities.

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating the future repurchase risk of residential mortgage loans due to alleged violations of representations and warrants we made when selling the loans to the secondary market;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the memorandum of understanding entered into as of March 1, 2007 between Irwin Union Bank and Trust and the Federal Reserve Bank of Chicago;

•	changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of our remaining assets and obligations of our discontinued mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.

We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

PART I

Item 1.	Business

General

We are a bank holding company headquartered in Columbus, Indiana with $155 million of net revenues from continuing operations in 2007 and $6.2 billion in assets at December 31, 2007. We focus primarily on the extension of credit to small businesses and consumers as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate three major lines of business: commercial banking, commercial finance, and home equity lending. In 2006, we sold the majority of our conforming conventional first mortgage banking business.

We conduct our commercial and consumer lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871. We formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust Company, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conducts our commercial banking activities; Irwin Commercial Finance Corporation, a commercial finance subsidiary; and Irwin Home Equity Corporation, a consumer home equity lending company. In 2006, we discontinued the majority of operations at Irwin Mortgage Corporation, our mortgage banking company and formerly one of our major subsidiaries.

Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of small businesses and consumers while optimizing the productivity of our capital. We seek to create competitive advantage within the banking industry by serving small businesses and consumers with lending, leasing, deposit, advisory services and specialized mortgage products. Our strategic objective is to create value through well-controlled, profitable growth by attracting, retaining and developing exceptional management teams at our lines of business and parent company who focus on (i) meeting customer needs rather than simply offering banking products or services, (ii) being cost-efficient in our delivery, and (iii) having strong risk management systems. We believe we must continually balance these three factors in order to deliver long-term value to all of our stakeholders. Our lines of business operate as direct and indirect subsidiaries of Irwin Union Bank and Trust (and, in the case of commercial banking, with Irwin Union Bank, F.S.B.). This structure allows us to offer insured deposits and results in regulatory oversight of our business.

Our Internet address is http://www.irwinfinancial.com.

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the material with the Securities and Exchange Commission (SEC). Unless otherwise indicated, our Internet website and the information contained or incorporated in it are not intended to be incorporated into this Annual Report on Form 10-K.

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

well as in Grandville (near Grand Rapids), Kalamazoo, Lansing and Traverse City, Michigan; Carson City and Las Vegas, Nevada; and Salt Lake City, Utah.

•	Irwin Union Bank, F.S.B. — is a full-service federal savings bank that began operations in December 2000. Currently we have offices located in Mesa and Phoenix, Arizona; Costa Mesa and Sacramento, California; Louisville, Kentucky; Clayton (near St. Louis), Missouri; Reno, Nevada; Albuquerque, New Mexico; and Milwaukee, Wisconsin. We opened offices in Ohio and Florida in 2007.

We discuss this line of business further in the “Commercial Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) of this report.

Commercial Finance

Established in 1999, our commercial finance line of business originates small-ticket equipment leases throughout the U.S. and Canada and provides equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial and office equipment types while limiting the industry and geographic concentrations in our lease and loan portfolios. Loans to franchisees often include the financing of real estate as well as equipment. In 2006, this segment expanded its product line to include professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.

We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Home Equity Lending

We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994, headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. The Board of Irwin Union Bank and Trust recently approved the merger of Irwin Home Equity into the Bank. This will not affect our operations, but may result in more favorable tax treatment for the Corporation. In conjunction with Irwin Union Bank and Trust, Irwin Home Equity originates, purchases, securitizes and services first mortgages and home equity loans and lines of credit nationwide. Our target customers are principally creditworthy, homeowners with limited equity in their homes as well as lenders/third parties that can benefit from specialized servicing. We market our first mortgage and home equity offering principally through mortgage brokers and correspondent lenders and also direct to consumers.

We discuss this line of business further in the “Home Equity Lending” section of the MD&A of this report.

Discontinuance of Mortgage Banking

We discontinued our mortgage banking line of business with the sale of the majority of the assets of Irwin Mortgage Corporation. We sold the production and most of the headquarters operations of this segment in September 2006. We sold the bulk of our portfolio of mortgage servicing rights to multiple buyers, transferring these assets in early January 2007. We sold our servicing platform in January 2007. Prior to the sales, Irwin Mortgage, a subsidiary of Irwin Union Bank and Trust Company, had engaged in the origination, purchase, sale and servicing of conventional and government agency-backed residential mortgage loans. Irwin Mortgage also engaged in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation, which we have retained. Irwin Mortgage no longer originates loans but continues to manage and service loans that were not included in the transfer of assets and to manage residual liabilities and responsibilities from prior activities. This segment is accounted for as discontinued operations.

Customer Base

No single part of our lending business is dependent upon a single borrower or upon a very few borrowers nor would the loss of any one loan customer automatically have a materially adverse effect upon our business.

We have a number of funding sources which are important to our operations, some of which are customers of our institutions (e.g., depositors) and for some of which we are customers (e.g., lenders). For example, we are a member (and customer) of the Federal Home Loan Bank of Indianapolis, we have a significant Canadian dollar funding facility with a single bank domiciled in Canada, and we have a significant deposit relationship with one of our commercial banking branches. In those instances where we have significant single relationships, on the funding side of the balance sheet, we examine each relationship more intensively than others and have developed contingency plans for the loss of these significant customer relationships. The loss of any one of these significant relationships would require changes to our funding program.

Competition

We compete nationally in the U.S. in each business, except for commercial banking where our market focus is in selected markets in the Midwest and Western states. In our commercial finance line of business, certain of our equipment leasing products are also offered throughout Canada. We compete against commercial banks, savings banks, credit unions and savings and loan associations, and with a number of non-bank companies including mortgage banks and brokers, insurance companies, securities firms, other finance companies, and real estate investment trusts.

Some of our competitors are not subject to the same degree of regulation as that imposed on bank holding companies, state banking organizations and federal saving banks. In addition, many larger banking organizations, mortgage companies, mortgage banks, insurance companies and securities firms have significantly greater resources than we do. As a result, some of our competitors have advantages over us in name recognition, cost of funds, operating costs, and market penetration.

Employees and Labor Relations

At January 31, 2008 we and our subsidiaries had a total of 1,256 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Financial Information About Geographic Areas

We conduct part of our commercial finance line of business in Canadian markets. Net revenues for the last three years in this line of business attributable to Canadian customers were $18 million in 2007, $17 million in 2006, and $12 million in 2005. The remainder of our revenues comes from customers and operations in the United States.

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

Minimum Capital Requirements

The Federal Reserve imposes risk-based capital requirements on us as a bank holding company. Under these requirements, capital is classified into two categories:

Tier 1 capital, or core capital, consists of

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock, and subject to some limitations, our Trust Preferred securities; and

•	minority interests in the common equity accounts of consolidated subsidiaries;

less

•	Accumulated net gains (losses) on cash flow hedges and increase (decrease) recorded in accumulated other comprehensive income (AOCI) for defined benefit postretirement plans under FAS 158

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets.

Tier 2 capital, or supplementary capital, consists of

•	allowance for loan and lease losses;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments including, to the extent not included in Tier 1 Capital, Trust Preferred securities;

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

The Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, at least 4 percent of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum Tier 1 “leverage” ratio, which is the ratio of Tier 1 capital to total assets (less goodwill and other specified intangible assets), of 3 percent for strong bank holding companies (those rated a composite “1” under the Federal Reserve’s rating system). For all other bank holding companies, the minimum Tier 1 leverage ratio is 4 percent. The Federal Reserve considers the Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

As of December 31, 2007, we had regulatory capital in excess of all the Federal Reserve’s minimum levels. Our ratio of total capital to risk weighted assets at December 31, 2007 was 12.6% and our Tier 1 leverage ratio was 10.2%.

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

Dividends

The Federal Reserve has policies on the payment of cash dividends by bank holding companies. The Federal Reserve believes that a bank holding company experiencing earnings weaknesses should not pay cash dividends (1) exceeding its net income or (2) which only could be funded in ways that would weaken a bank holding company’s financial health, such as by borrowing. Also, the Federal Reserve possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to prohibit or limit the payment of dividends by banks (including dividends to bank holding companies) and bank holding companies. See discussion of “Dividend Limitations” below.

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

In consideration of the Corporation’s recent losses, on February 28, 2008, the Board of Directors elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Mindful of regulatory policy and the current economic environment, the Board took these steps to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy. The Board believes the elevated uncertainty in the current environment demands a greater bias to capital retention on a precautionary basis than distribution of cash from retained earnings for maintenance of historic dividends. The Board will reassess its dividend policy regularly. The ability to pay future dividends is subject to the regulatory restrictions referenced above and in the discussion in the section on “Dividend Limitations” below.

Bank and Thrift Regulation

Indiana law subjects Irwin Union Bank and Trust and its subsidiaries to supervision and examination by the Indiana Department of Financial Institutions. Irwin Union Bank and Trust is a member of the Federal Reserve System and, along with its subsidiaries, is also subject to regulation, examination and supervision by the Federal Reserve. Each of the principal subsidiaries of Irwin Union Bank and Trust are routinely subject to examination.

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

The minimum ratio of Tier 1 capital to total assets, or the leverage ratio, for banking institutions rated composite “1” under the uniform rating system of banks and not experiencing or anticipating significant growth is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent. Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. A majority of such institutions generally have operated at capital levels ranging from 1 to 2 percent above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances or risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. Banks, including ours, are generally expected to operate with capital positions above the minimum ratios.

At December 31, 2007, Irwin Union Bank and Trust had a total risk-based capital ratio of 12.5%, compared to our internal Policy minimum of 12%. Irwin Union Bank and Trust had a Tier 1 capital ratio of 10.7%, and a leverage ratio of 10.6%.

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

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. At December 31, 2007, the annualized rate established by the FDIC for the FICO assessment was 1.14 basis points (0.00014%) per $100 of insured deposits.

Dividend Limitations

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.

In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. As a result of our losses in 2007, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We sought and were granted such approval for a $15 million dividend in the second quarter of 2007. Our ability to pay dividends on our Trust Preferred, non-cumulative perpetual preferred, and common stock is dependent on our ability to dividend from Irwin Union Bank and Trust, for which prior approval would be necessary.

In consideration of the Corporation’s recent losses, on February 28, 2008, the Board of Directors elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. See the discussion above on “Dividends” in the section on “Bank Holding Company Regulation.”

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

Community Reinvestment

Under the Community Reinvestment Act (CRA), banking and thrift institutions have a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of their entire communities, including low- and moderate-income neighborhoods. Institutions are rated on their performance in meeting the needs of their communities. Performance is tested in three areas: (a) lending, which evaluates the institution’s record of making loans in its assessment areas; (b) investment, which evaluates the institution’s record of investing in community development projects, affordable housing and programs benefiting low or moderate income individuals and business; and (c) service, which evaluates the institution’s delivery of services through its branches, ATMs and other activities. The CRA requires each federal banking agency, in connection with its examination of a financial institution, to assess and assign one of four ratings to the institution’s record of meeting the credit needs of its community and to take this record into account in evaluating certain applications by the institution, including applications for charters, branches and other deposit facilities, relocations, mergers, consolidations, acquisitions of assets or assumptions of liabilities, and savings and loan holding company acquisitions. Irwin Union Bank and Trust received a “satisfactory” rating, and Irwin Union Bank, F.S.B. received an “outstanding” rating, on their most recent CRA performance evaluations.

Other Safety and Soundness Regulations

Under current law, the federal banking agencies possess broad powers to take “prompt corrective action” in connection with depository institutions that do not meet minimum capital requirements. The law establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10% or greater; a Tier 1 risk-based capital ratio of 6% or greater; a leverage capital ratio of 5% or greater; and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4%, a total capital ratio of at least 8% and a leverage ratio of at least 4%. Federal savings banks must meet three minimum capital standards: an 8% risk-based capital ratio, a 4% leverage ratio (or 3% for those assigned a composite rating of 1), and a 1.5% tangible capital ratio. Federal law also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital. Federal law also mandates that the agencies adopt safety and soundness standards relating generally to operations and management, asset quality and executive compensation, and authorizes administrative action against an institution that fails to meet such standards.

Brokered Deposits

Brokered deposits include funds obtained, directly or indirectly, by or through a deposit broker for deposit into one or more deposit accounts. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and subject to certain restrictions on the yield paid on such deposits. Undercapitalized institutions are not permitted to accept brokered deposits. Due to its capital ratios, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are permitted to, and do, accept brokered deposits.

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

As part of the home equity line of business in conjunction with its subsidiary, Irwin Home Equity, Irwin Union Bank and Trust originates home equity loans through its branch in Carson City, Nevada. Irwin Union Bank and Trust uses interest rates and loan terms in its home equity loans and lines of credit that are authorized by Nevada law, but might not be authorized by the laws of the states in which the borrowers are located. As a state member bank insured by the FDIC, Irwin Union Bank and Trust is authorized by Section 27 of the FDIA to charge interest at rates allowed by the laws of the state where the bank is located, including at a branch located in a state other than the Bank’s home state, regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. Irwin Union Bank and Trust relies on Section 27 of the FDIA and the FDIC opinion in conducting its home equity lending business described above. Any change in Section 27 of the FDIA or in the FDIC’s interpretation of this provision, or any successful challenge as to the permissibility of these activities, could require that we change the terms of some of our loans or the manner in which we conduct our home equity line of business.

Irwin Union Bank and Trust entered into a memorandum of understanding with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of the Bank and its subsidiaries. Under the memorandum of understanding, which is considered an informal agreement, Irwin Union Bank and Trust agreed, among other things, to enhance the Bank-wide perspective on consumer compliance oversight and the risk assessment process, undertake an initial and ongoing review of lending policies and procedures, improve the risk monitoring, issues tracking, training and control programs of the Bank, and enhance the resources devoted to this area. In addition, the Bank agreed to and did provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters through the required period ending September 30, 2007. We believe we have been responsive in developing and implementing plans to address the issues raised by the Federal Reserve Bank of Chicago. We are waiting for the Federal Reserve Bank of Chicago to perform a validation of the actions we took to address their concerns. However, if the Federal Reserve Bank of Chicago concludes the actions we took are not sufficient, we could experience additional regulatory action.

Proposed Federal and State Laws and Regulations

Currently, there are a number of proposed and recently enacted federal, state and local laws and regulations and guidance, including changes to the Truth in Lending Act and accompanying regulations, addressing mortgage lending, purchasing and servicing practices. Many of these laws and regulations focus on borrowers with blemished credit or nontraditional mortgage products, while others take a broader approach. For example, Congress is considering several bills to combat abuses in the mortgage lending market and to provide substantial new protections to mortgage consumers. While it is not possible to predict which of these bills will pass, key provisions of the bills under consideration would:

•	establish a federal duty of care owed by mortgage originators to mortgage applicants and borrowers;

•	prohibit steering of borrowers into subprime loans if they qualify for prime loans;

•	establish minimum federal standards for licensing or registration of mortgage originators, including brokers and bank loan officers;

•	establish minimum underwriting standards for all mortgages, including requiring lenders to determine that borrowers have a reasonable ability to repay and that loans provide borrowers a tangible net benefit;

•	extend limited liability to secondary market securitizers who acquire, package and sell interests in home mortgage loans that do not meet these standards;

•	establish new loan servicing and appraisal standards, and impose penalties for violations of these standards; and

•	expand and enhance consumer protections for certain “high-cost,” sub-prime and non-traditional loans.

Congress and the Treasury Department also are considering various proposals to expand federal housing finance programs to address liquidity concerns and improve consumer access to mortgage credit, as well as to allow consumers to modify the interest rates, loan maturities or principal balances on mortgages secured by a borrower’s principal residence.

The Federal Reserve has issued a proposal to modify the regulations governing the Truth in Lending Act that would, among other things, apply the following protections to all loans secured by a consumer’s principal dwelling, regardless of the loan’s Annual Percentage Rate: (1) lenders would be prohibited from making payments, directly or indirectly, to mortgage brokers, including through “yield-spread premiums,” unless the broker previously entered into a written agreement with the consumer disclosing the broker’s total compensation and other facts; (2) creditors and mortgage brokers would be prohibited from coercing a real estate appraiser to misstate a home’s value; and (3) companies that service mortgage loans would be prohibited from engaging in certain practices. While the final form of the rules cannot be predicted, it is expected the Fed will issue a final regulation by mid-2008.

Executive Officers

Our executive officers are elected annually by the Board of Directors and serve until their successors are qualified and elected. In addition to our Chief Executive Officer, Chairman and President, Mr. William I. Miller (51), who also serves as a director, our executive officers are listed below as of January 31, 2008.

Gregory F. Ehlinger (45) has been our Chief Financial Officer since August of 1999. He was a Senior Vice President from August 1999 to February 5, 2008. He has been one of our officers since August 1992.

Bradley J. Kime (47) has been President of our Commercial Banking line of business since May 2003 and President of Irwin Union Bank F.S.B. since December 2000. He has served in several executive officer positions since joining Irwin in 1986.

Joseph R. LaLeggia (46) has been President of our Commercial Finance line of business since July of 2002. He has served in executive officer positions since joining Irwin in 2000.

Jocelyn Martin-Leano (46) has served as President of our Home Equity line of business since July 1, 2006, having been Interim President for the six months prior to that. She has served in executive officer positions since joining Irwin in 1995.

Matthew F. Souza (51) was named Chief Administrative Officer as of February 5, 2008. He was our Senior Vice President-Ethics from August 1999 to February 5, 2008, and has been our Secretary and an officer since 1986.

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

The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we experienced in the latter half of 2007 and which has continued so far into 2008. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. The credit quality of commercial loans and leases where the activities of the borrower or vendor are related to housing and other real estate markets may decline in periods of stress in these industries. Delinquencies, foreclosures and losses generally increase during economic slowdowns or periods of slow growth. We expect that our servicing costs and credit losses will increase during periods of economic slowdown or slow growth such as the one we are presently experiencing.

In our home equity line of business, a material decline in real estate values may reduce the ability of borrowers to use home equity to support borrowings and could increase the loan-to-value ratios of loans we have previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. A decline in real estate values could also materially reduce the amount of home equity loans we produce and lower runoff in our existing portfolio, effectively extending the average life of the loans in the portfolio (and therefore prolonging the period we are exposed to losses).

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

Our lines of business mainly depend on earnings derived from net interest income. Net interest income is the difference between interest earned on loans and investments and the interest expense paid on other borrowings, including deposits at our banks and other funding liabilities we have. Our interest income and interest expense are affected by general economic conditions and by the policies of regulatory authorities, including the monetary policies of the Federal Reserve that cause our funding costs and yields on new or variable rate assets to change.

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

Risks Relating to an Investment in Us.

We have recently had financial performance below that of peers and have lost money in each of the past four quarters.

In 2007 and the first and third quarters of 2006, we lost money, due in large part to the sale of our conforming mortgage banking segment and conditions in the residential mortgage and real estate industries.

While our current projections indicate that we will return to profitability in 2008, the uncertainty of all forecasts has increased substantially.

•	The unexpected losses sustained by the Corporation in the third and fourth quarters of 2007 can be directly traced to the unprecedented dislocation in the housing markets, rising unemployment, and less liquidity in certain portions of the credit markets.

•	The size of the third quarter loss in 2007 was primarily driven by the adjustment to the repurchase reserve in discontinued operations, reflecting a spike in repurchase demands in the third quarter. While we believe that the risk of needing additional reserves is declining as time passes (additional reserves were not required in the fourth quarter), this repurchase risk remains.

•	The size of the loss in the fourth quarter of 2007 was primarily driven by the acceleration of delinquencies at home equity in that quarter. The allowance for loan losses in this segment at the end of the fourth quarter was established assuming this negative trend continues into 2008.

While we believe we are addressing the factors that caused this underperformance, there can be no assurance if and when our results will surpass that of our peers.

We may need additional capital in the future and adequate financing may not be available to us on acceptable terms, or at all.

While we anticipate that we would be able to access capital markets as necessary to fund the growth of our business, the uncertainty of continued access increased due to market conditions in 2007. Our current capital levels exceed our internal policies. However, in consideration of the Corporation’s recent losses, on February 28, 2008, the Board of Directors elected to curtail additional corporate borrowings at the parent company level, with certain exceptions, in an aggregate amount greater than the indebtedness currently outstanding until such time as the Board determines that economic conditions and our profitability have improved. The restriction on additional borrowings does not apply to our subsidiaries Irwin union Bank and Trust Company or Irwin Union Bank, FSB. If we were to seek additional capital in the future to fund growth of our operations or to maintain our regulatory capital above well-capitalized standards, there is no assurance we would be able to obtain additional debt or equity financing, or, if available, it will be obtainable in amounts and on terms attractive or acceptable to us. If we choose to raise equity capital on unattractive terms, it could be highly dilutive to current shareholders. If we are unable to obtain the funding we need, we may be unable to develop our products and services, take advantage of future opportunities or respond to competitive pressures, which could have a material adverse effect on us.

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

Due to the sale of mortgage servicing rights and the loss of escrow deposits associated with those servicing rights, we have increased our reliance on wholesale funding, such as Federal Home Loan Bank borrowings and brokered deposits in recent quarters. Because wholesale funding sources are affected by general capital market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in commercial and consumer finance businesses. We also have a significant deposit relationship with one of our commercial banking branches. While we have processes in place to monitor and mitigate these funding risks, the continued availability to us of these funding sources is uncertain, and we could be adversely impacted if our business segments become disfavored by wholesale lenders or large depositors. In addition, brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loans or lease originations and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.

Historically, we have financed or sold the majority of our second mortgage loan originations into the secondary market through the use of securitizations. This market closed to all participants in the middle of 2007. We expect it to remain closed indefinitely. In addition, certain of our high loan-to-value home equity loans are not readily marketable, and we may not be able to sell assets at favorable prices when necessary. This could adversely affect our profitability and/or liquidity for future originations and purchases of loans.

We have regulatory restrictions on our ability to receive dividends from bank subsidiaries.

Irwin Union Bank and Trust may not, without the approval of the Federal Reserve and the Indiana Department of Financial Institutions, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. During the past two years, Irwin Union Bank and Trust dividends have exceeded net income during the same period. As a result, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We last sought and were granted such approval for a $15 million dividend in the second quarter of 2007, but similar responses to future requests are not guaranteed. We are mindful that the Federal Reserve has publicly expressed the belief that a bank holding company experiencing earnings weaknesses should not pay cash dividends (1) exceeding its net income or (2) which only could be funded in ways that would weaken a bank holding company’s financial health, such as by borrowing. Our Board of Directors has therefore elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Our ability to pay dividends in the future depends on our ability to dividend from Irwin Union Bank and Trust to the Corporation, for which prior approval from our regulators and additional action by our Board of Directors will be necessary.

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

As a low-volume, niche-oriented originator, product design is important to differentiate us in consumer mortgage lending. We have developed our lines of business by identifying niches that we believe offer us a competitive opportunity. For this reason, the performance of our financial assets may be less predictable than those of other lenders. We may not have the same history of delinquency and loss experience to utilize in pricing and structuring some of our products as do lenders offering more seasoned asset types, and it may be more difficult to sell or securitize certain, more innovative, products.

We rely heavily on our management team and key personnel, and the unexpected loss of key managers and personnel may affect our operations adversely.

Our overall financial performance depends heavily on the performance of key managers and personnel. Our historical success was influenced strongly by our ability to attract and to retain senior management that is experienced in the niches within banking and financial services for which they are responsible. Our ability to retain executive officers and the current management teams of each of our lines of business continues to be important to implement our strategies successfully.

Ownership of our common stock is concentrated in persons affiliated with us.

Our Chairman and CEO, William I. Miller, currently has voting control, including common shares beneficially held through employee stock options that are exercisable within 60 days of January 31, 2008, of approximately 38% of our common shares. Together with Mr. Miller, directors and executive officers of Irwin beneficially own, including the right to acquire common stock through employee stock options that are exercisable within 60 days of January 31, 2008, more than 40% of our common shares. These persons likely have the ability to substantially control the outcome of all shareholder votes and to direct our affairs and business. This voting power would enable them to cause actions to be taken that may prove to be inconsistent with the interests of non-affiliated shareholders.

Our future success depends on our ability to compete effectively in a highly competitive financial services industry.

The financial services industry, including commercial banking, mortgage lending, and commercial finance, is highly competitive, and we and our operating subsidiaries encounter strong competition for deposits, loans and other financial services in all of our market areas in each of our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we and our subsidiaries are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources, lower operating costs, and lower cost of funds. Also, our ability to compete effectively in our lines of business is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry.

Our shareholder rights plan, provisions in our restated articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.

Our Board of Directors has implemented a shareholder rights plan which, combined with Indiana law, and absent the consent and approval of our Board, contain provisions which have certain anti-takeover effects. While the purpose of these plans is to strengthen the negotiating position of the Board in the event of a hostile takeover attempt, the overall effects of the plan may be to render more difficult or to discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares and the removal of incumbent directors and key management. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire us without approval of our Board of Directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. The plan also may have the effect of limiting the participation of certain shareholders in transactions such as mergers or tender offers whether or not such transactions are favored by incumbent directors and key management.

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

These and other provisions of Indiana law and our governing documents are intended to provide the Board of Directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the Company. However, there is no assurance that these same anti-takeover provisions could have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

We are the defendant in class actions and other lawsuits that could subject us to material liability.

Our subsidiaries have been named as defendants in lawsuits that allege we violated state and federal laws in the course of making loans and leases. Among the allegations are that we charged impermissible and excessive rates and fees and participated in fraudulent financing. Some of these cases either seek or have attained class action status, which generally involves a large number of plaintiffs and could result in potentially increased amounts of loss. We have not established reserves for all of these lawsuits due to either lack of probability of loss or inability to accurately estimate potential loss. If decided against us, the lawsuits have the potential to affect us materially. The Legal Proceedings section in Part I, Item 3 of this Report describes in more detail the lawsuits in which we are named as defendants that potentially could result in material liability.

Our business may be affected adversely by Internet fraud.

We are inherently exposed to many types of operational risk, including those caused by the use of computer, internet and telecommunications systems. These may manifest themselves in the form of fraud by employees, by customers, other outside entities targeting us and/or our customers that use our internet banking, electronic banking or some other form of our telecommunications systems. Given the growing level of use of electronic, internet-based, and networked systems to conduct business directly or indirectly with our clients, certain fraud losses may not be avoidable regardless of the preventative and detection systems in place.

Our business may be affected adversely by the highly regulated environment in which we operate.

We and our subsidiaries are subject to extensive federal and state regulation and supervision. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, and class action lawsuits. Legislation and regulations have had, may continue to have or may have significant impact on the financial services industry. Regulatory or legislative changes could make regulatory compliance more difficult or expensive for us, causing us to change or limit some of our consumer loan products or the way we operate our different lines of business. Future changes could affect the profitability of some or all of our lines of business.

Our subsidiary, Irwin Union Bank and Trust, entered into a memorandum of understanding, which is considered an informal agreement, with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of Irwin Union Bank and Trust and its subsidiaries. Irwin Union Bank and Trust agreed to and did provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, through the required period ending September 30, 2007. We believe we have been responsive in developing and implementing plans to address the issues raised by the Federal Reserve Bank of Chicago. We are waiting for the Federal Reserve Bank of Chicago to perform a validation of the actions we took to address their concerns. However, if the Federal Reserve Bank of Chicago concludes the actions we took are not sufficient, we could experience additional regulatory action.

The consumer lending business in which we engage is highly regulated and has been the subject of increasing legislative and regulatory initiatives. Federal, state and local government agencies and/or legislators have adopted and continue to consider legislation to restrict lenders’ ability to charge rates and fees in connection with residential mortgage loans. In general, these proposals involve lowering the existing federal Homeownership and Equity Protection Act thresholds for defining a “high-cost” loan, and establishing enhanced protections and remedies for borrowers who receive these loans. Frequently referred to as “predatory lending” legislation, many of these laws and rules to which we are subject also restrict commonly accepted lending activities, such as offering balloon loan features and prepayment charges. These laws, regulations and initiatives have, and could further, limit our ability to originate consumer loans with various fees and what we believe are risk-based interest rates, and may impose additional regulatory restrictions on our business in certain states.

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

Our regulators have policies that can restrict the payment of cash dividends from our banking subsidiaries to us and from us to our shareholders. While we have paid dividends on our Trust Preferred, Non Cumulative Perpetual Preferred and common stock in the past, our Board has recently decided to suspend such payments. There is no certainty that we will resume such payments in the future.

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

Our main office is located at 500 Washington Street, Columbus, Indiana, in space owned by Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2008 are as follows:

Irwin Union Bank and Trust

The main office is located in four buildings at 435, 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings in fee simple and leases them to Irwin Union Bank and Trust. Additionally, one or the other of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties in fee at seven other locations in Bartholomew County, Indiana. These properties have no major encumbrances. Irwin Union Bank and Trust or Irwin Union Realty owns or leases nine other branch offices in Central and Southern Indiana, four offices in Michigan, two offices in Nevada, and one in Utah.

Irwin Union Bank, F.S.B.

The home office is located at 500 Washington Street, Columbus Indiana. Irwin Union Bank, F.S.B. has eleven branch offices located in Arizona(2), California (2), Florida, Kentucky, Missouri, Nevada, Ohio, New Mexico and Wisconsin. All offices are leased.

Irwin Commercial Finance Corporation

The main office of Irwin Commercial Finance Corporation is located at 500 Washington Street, Columbus, Indiana. The office of our domestic commercial finance operation, Irwin Commercial Finance Corporation, Equipment Finance, formerly Irwin Business Finance Corporation is in Bellevue, Washington and is leased. Our Canadian commercial finance subsidiary, Irwin Commercial Finance Canada Corporation (formerly Onset Capital Corporation), leases its main office in Vancouver, British Columbia, Canada, and leases its three processing centers in Calgary, Alberta; Toronto, Ontario; and Montreal, Quebec. The main offices of our franchise lending subsidiary, Irwin Franchise Capital Corporation, are located in Montvale, New Jersey and Purchase, New York and are both leased. The franchise subsidiary also leases office space in Columbus, Ohio. In addition, Irwin Franchise Capital owns the building that houses its telesales center in Columbus, Nebraska.

Irwin Home Equity

The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity occupies one other office at this location and an office in Charlotte, North Carolina. All three offices are leased.

Irwin Mortgage

The bulk of the remaining activities of this discontinued operation are conducted from an office located at 10500 Kincaid Drive, Fishers, Indiana, which is leased.

Item 3.	Legal Proceedings

Culpepper v. Inland Mortgage Corporation

On February 29, 2008, the United States Court of Appeals for the 11th Circuit denied the plaintiffs’ petition for rehearing and petition for rehearing en banc. The denial let stand the 11th Circuit’s July 2, 2007 affirmance of the district court’s decision in favor of our indirect subsidiary Irwin Mortgage Corporation (formerly Inland Mortgage Corporation). This lawsuit was filed in April 1996 in the United States District Court for the Northern District of Alabama, seeking class action status and alleging Irwin Mortgage’s payment of broker fees to mortgage brokers violated the federal Real Estate Settlement Procedures Act. In its July 2, 2007 decision affirming summary judgment in favor of Irwin Mortgage, the court of appeals held that plaintiffs had failed to show that the total compensation Irwin Mortgage paid to the mortgage brokers was unreasonable in light of the services provided. The court of appeals also held that the district court had not abused its discretion in decertifying the plaintiffs’ class because individual issues predominated, making class certification inappropriate. The plaintiffs have until May 29, 2008 to file a petition for a writ of certiorari seeking discretionary review by the United States Supreme Court. This action will conclude if a petition for certiorari is not filed, or is denied. We have not established any reserves for this case.

Cohens v. Inland Mortgage Corporation

In October 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, alleged they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit sought approximately $41 million in damages and alleged negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On February 1, 2008, the parties agreed in principle to settle this case for a nonmaterial amount, subject to approval by the court.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving

Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court has effectively stayed action on the Irwin cases until issues in the Kessler case are resolved. On January 25, 2008, the Pennsylvania District Court approved and certified for settlement purposes the modified Kessler settlement, finding the proposed modified Kessler settlement to be fair and reasonable, and directed the parties to supply a proposed notice plan. We have established an immaterial reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.

Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company

On August 12, 2005, our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”), were named as defendants in litigation seeking class action status in the United States District Court for the Northern District of California for alleged violations of the Fair Credit Reporting Act. In response to Irwin’s motion to dismiss filed on October 18, 2005, the court dismissed the plaintiffs’ complaint with prejudice on March 23, 2006. Plaintiffs filed an appeal in the U.S. Court of Appeals for the 9th Circuit on April 13, 2006. On January 25, 2008, the parties agreed in principle to settle this litigation for a nonmaterial amount.

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

During the fourth quarter of 2007, no matters were submitted to a vote of our security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on March 7, 2008, was 1,831.

Stock Prices and Dividends:

					Total
	Price Range		Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2006
First quarter	$21.96	$19.10	$19.33	$0.11
Second quarter	21.20	17.92	19.39	0.11
Third Quarter	20.25	18.08	19.56	0.11
Fourth Quarter	23.00	19.34	22.63	0.11	$0.44
2007
First quarter	$22.95	$18.21	$18.64	$0.12
Second quarter	18.74	14.63	14.97	0.12
Third Quarter	15.75	9.32	11.02	0.12
Fourth Quarter	12.21	7.21	7.35	0.12	$0.48

On February 28, 2008, the Board of Directors elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. These steps are being undertaken to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy.

Interest on the subordinated debt underlying the trust preferred securities will continue to accrue at its scheduled rate and cash dividends will be paid to holders prior to the resumption of dividends on the non-cumulative perpetual preferred and common stock.

The Board took action on the perpetual preferred and common stock as it believes, in a total stakeholder balance, that the elevated uncertainty in the current environment demands a greater bias to capital retention on a precautionary basis than distribution of cash from retained earnings for maintenance of historic dividends.

The Board will reassess its dividend policy regularly, with an eye towards resuming the cash payment of the deferred dividends on trust preferred securities and recommencing dividends on the non-cumulative perpetual preferred and common stock once the level of uncertainty in the current market declines and the profitability of the Corporation supports such dividends. The ability to pay future dividends will be subject to the regulatory restrictions discussed above.

Sales of Unregistered Securities:

There were no sales of unregistered securities.

Issuer Purchases of Equity Securities:

In 2006, the Board of Directors of the Corporation approved the repurchase of up to two million shares or up to $50 million of common stock of the Corporation. In 2006 and in early 2007, we repurchased $15 million through this plan. Due to our operating losses and deteriorating conditions in the capital markets, we discontinued our common stock repurchases. We do not plan on repurchasing common stock in the foreseeable future. The following table shows our repurchase activity for the past three months:

			Total Number of Shares	Approximate Dollar Value
	Total Number	Average	Purchased as Part of	of Shares that May Yet Be
	of Shares	Price Paid	Publicly Announced Plan	Purchased under the Plan
Calendar Month	Purchased	per Share	or Program	or Program

October	—	$—	—	$34,977,252
November	—	—	—	$34,977,252
December	—	$—	—	$34,977,252

Total	—	$—	—	$34,977,252

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

The figures in the table below are for Continuing Operations and, unless otherwise indicated, specifically exclude results for those operations now designated “Discontinued Operations” (see Footnote 2 in the Notes to the Consolidated Financial Statements).

	At or For Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands except per share data)

For the year:
Net revenues	$154,789	$266,959	$260,881	$283,994	$135,175
Noninterest expense	199,767	210,688	204,039	203,778	144,637

Income (loss) before income taxes	(44,978)	56,271	56,842	80,216	(9,462)
Provision for income taxes	(20,848)	18,870	20,595	31,492	(5,321)

Net (loss) income from continuing operations	(24,130)	37,401	36,247	48,724	(4,141)

(Loss) income from discontinued operations	(30,543)	(35,674)	(17,260)	19,721	76,958

Net (loss) income	$(54,673)	$1,727	$18,987	$68,445	$72,817

Common Share Data:
Earnings per share from continuing operations:
Basic	$(0.87)	$1.27	$1.27	$1.72	$(0.15)
Diluted	(0.90)	1.25	1.26	1.64	(0.15)
Cash dividends per share	0.48	0.44	0.40	0.32	0.28
Book value per common share	15.22	17.30	17.90	17.61	15.36
Dividend payout ratio(1)	(25.69)%	759.12%	60.18%	13.24%	10.76%
Weighted average shares — basic	29,337	29,501	28,518	28,274	27,915
Weighted average shares — diluted	29,344	29,690	28,841	31,278	28,240
Shares outstanding — end of period	29,226	29,736	28,618	28,452	28,134
At year end:
Assets	$6,166,105	$6,237,958	$6,646,524	$5,235,820	$4,988,359
Residual interests	12,047	10,320	22,116	56,101	71,491
Loans held for sale	6,134	237,510	513,554	227,880	204,535
Loans and leases	5,696,230	5,238,193	4,477,943	3,440,689	3,147,094
Allowance for loan and lease losses	144,855	74,468	59,223	43,441	63,005
Servicing assets	23,234	31,949	34,445	47,807	31,949
Deposits	3,325,488	3,551,516	3,898,993	3,395,263	2,899,662
Other borrowings	802,424	602,443	997,444	237,277	429,758
Collateralized debt	1,213,139	1,173,012	668,984	547,477	590,131
Other long-term debt	233,873	233,889	270,160	270,172	270,184
Shareholders’ equity	459,300	530,502	512,334	501,185	432,260

	At or For Year Ended December 31,
	2007		2006		2005		2004		2003
	(Dollars in thousands except per share data)

Selected Financial Ratios:
Performance Ratios on continuing operations:
Return on average assets	(0.4)%		0.6%		0.6%		0.9%		(0.1)%
Return on average equity	(4.8)		7.1		7.5		10.3		(1.1)
Net interest margin(2)	4.50		4.71		4.97		5.46		5.82
Noninterest income to revenues(3)	9.5		14.8		19.7		28.6		(10.7)
Efficiency ratio(4)	68.9		69.8		70.8		68.3		79.4
Loans and leases and loans held for sale to deposits(5)	126.4		117.3		108.0		80.7		87.1
Average interest-earning assets to average interest-bearing liabilities	112		119		126		132		132
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	2.5%		1.4%		1.3%		1.3%		2.0%
Non-performing loans and leases	190		199		158		129		142
Net charge-offs to average loans and leases	1.2		0.5		0.3		0.7		1.1
Non-performing assets to total assets	1.5		0.9		0.8		0.9		1.1
Non-performing assets to total loans and leases and other real estate owned	1.6		1.0		1.2		1.3		1.7
Ratio of Earnings to Fixed Charges:
Including deposit interest	0.8	x	1.2	x	1.4	x	2.0	x	0.9	x
Excluding deposit interest	0.6		1.5		2.1		3.3		0.8
Capital Ratios:
Average shareholders’ equity to average assets	8.3%		8.1%		8.0%		9.0%		7.6%
Tier 1 capital ratio	10.2		11.4		10.7		13.0		11.4
Tier 1 leverage ratio	10.2		11.5		10.3		11.6		11.2
Total risk-based capital ratio	12.6		13.4		13.1		15.9		15.1

(1)	Dividends paid as a percentage of earnings from total operations.

(2)	Net interest income divided by average interest-earning assets.

(3)	Revenues consist of net interest income plus noninterest income.

(4)	Noninterest expense divided by net interest income plus noninterest income.

(5)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Strategy

Our strategy is to position the Corporation as an interrelated group of specialized financial services companies serving niche markets of small businesses and consumers while optimizing the productivity of our capital. We seek to create competitive advantage within the banking industry by serving small businesses and consumers with lending, leasing, deposit, advisory services and specialized mortgage products. Our strategic objective is to create value through well-controlled, profitable growth by attracting, retaining and developing exceptional management teams at our lines of business and parent company who focus on (i) meeting customer needs rather than simply offering banking products or services, (ii) being cost-efficient in our delivery, and (iii) having strong risk management systems. We believe we must continually balance these three factors in order to deliver long-term value to all of our stakeholders.

We have developed several tactics to meet these goals:

1. Identify market niches.  Based on our assessment of long-term market, customer and competitive trends and opportunities, we focus on product or market niches in banking for small businesses and consumers where our understanding of customer needs and ability to meet them creates added value that permits us not to have to compete primarily on price. We do not believe it is necessary to be the largest or leading market share company in any of our product lines to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as a preferred provider of those product offerings in our niche segments. At present we provide small businesses and consumers with lending, leasing, deposit, advisory services and specialized mortgage products.

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

5. Identify opportunities for coordination and efficiencies across the Bank.  We have recently increased our attention to the identification of areas in which we can better coordinate and consolidate non-customer facing operations within our segments. Our objective is to improve risk management and operating efficiency without diminishing our ability to provide a high level of service to our customers. Our efforts to date have focused on the centralization of certain risk management functions, as well as improvements in information technologies, procurement, and transactional accounting through shared services.

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

Outlook

We expect to return to profitability by the second half of the year and possibly sooner. Depending primarily on the delinquency and charge-off levels in our home equity and commercial banking portfolios (and the additions to the allowance for loans and lease losses driven by those statistics), we believe profitability in the second half of the year should be enough to make us profitable for the full year in 2008.

The substantial loss we sustained in 2007 can be directly traced to the unprecedented dislocation in the housing markets (and a spike in mortgage repurchase demands at our Discontinued Operations in the third quarter), rising unemployment, and less liquidity in certain portions of the credit markets. While only the rise in repurchase demands has abated so far, the steps taken during 2007 to increase our reserves and decrease our operating expenses should enable us to return to profitability.

We have three principal financial goals this year:

1. As noted above, the first is to return to profitability. Given current and predicted conditions in the economy, we believe this is achievable, although our plans indicate a level of profitability well below our long-term targets.

2. Manage our balance sheet to maintain strong capital and good liquidity through this period of economic stress.

3. Manage our credit relationships and servicing and collections platforms to minimize our credit loss exposures.

In 2006, we reached a conclusion about the commoditization and irrational pricing of the first mortgage business. Accordingly, we sold our interests in that segment. We were not, however, able to predict the severity or widespread nature of the losses sustained over the past two years, driven by the unexpectedly rapid and dramatic changes in the residential housing markets, borrower attitudes about defaulting on their mortgages, and borrower fraud. In times of elevated uncertainty, few can make accurate predictions. We believe the most appropriate response to the current economic environment is to plan conservatively and carefully in case conditions do not improve soon.

As such, over the past several quarters we have focused on constraining balance sheet growth and reducing overall operating expenses, while strengthening our credit underwriting, servicing, collections, and risk management areas. This has had a drag on recent results, but we think our actions position us for improved results in 2008. In addition, we have added substantially to loss reserves. In 2007 we added $135 million to reserves, more than double our actual losses of $64 million. This addition to reserves has increased the ratio of reserves to loans and leases from 1.4 percent to 2.5 percent. If our assumptions about the degree to which actual (i.e., realized) losses will increase in 2008 due to economic conditions prove true, these reserves — the expense for which we have already recognized — will help in managing our way to profitability in spite of a difficult economic environment.

Our consumer segments — home equity and discontinued operations — had substantial losses in 2007. We believe 2008 will be better in both.

•	In our home equity segment, we had several set-backs in 2007.

1.	Secondary market liquidity for non-conforming mortgage products shut-down in 2007. As a risk-mitigation step, we accelerated the securitization of loans in the second quarter and were able to match-fund $300 million of loans prior to that market collapsing in the summer.

This securitization, like most we have done in this segment, has served to limit our risk of catastrophic loss. This is a very important risk mitigating factor in sizing our ultimate risk to defaults in this segment. Please refer to the section on “Home Equity Servicing and Credit Quality” in the discussion of the home equity segment for additional information. In short, while we bear some risk of loss on these securitized loans, our loss is limited to the degree of overcollateralization we accepted in selling the loans to the securitization trusts. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. In addition, it should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. As of December 31, 2007, the overcollateralization embedded in the home equity securitization trusts, or the amount we have risk to future losses, totaled approximately $150 million.

2.	The lack of secondary market liquidity in the second half of the year (and continuing into 2008) meant, however, that we needed to modify our product offerings significantly and limit our production to the amount we wished to hold on balance sheet. This significantly reduced our production and led us to meaningfully reduce staff. In total, we reduced staff (FTE’s) by 152 or 31 percent, incurring severance-related charges of $4 million. In this segment, we have reduced our annualized non-interest expense by about $12 million.

3.	A disproportionate share of our realized and expected losses have arisen from a portfolio we originated prior to 2007 and held in “for sale” classification in early 2007. These loans were underwritten to third-party credit guidelines and as mortgage market conditions deteriorated in 2007, these third-party buyers left the market. We ceased origination of these types of loans as soon as secondary market outlets for them were withdrawn. Rather than selling into a depressed market, we reclassified these loans, approximately $167 million, into “held-for-investment” status, having marked them to then current market. Throughout 2007, the credit quality of these loans continued to deteriorate, leading to heightened charge-offs and higher provisions.

These issues notwithstanding, we now have a smaller, but very motivated team in this segment, a highly-rated servicing platform, and we believe, a good opportunity, with some stabilization in the housing markets, to lower our losses in 2008 particularly in the second half of the year and possibly sooner. This segment is unlikely to return to profitability until delinquencies in its portfolio not only cease to rise, but start to fall meaningfully. At the present time, we cannot predict when that will be. However, even reducing our loss in the home equity segment should allow consolidated results to return solidly to profitability. Until the residential real estate markets in the US normalize and we can assess the long-term attractiveness of the mortgage markets, we will continue to limit production in this segment and seek to reduce the size of our home equity portfolio over time.

•	In our Discontinued Operations, we have largely wound-up operational issues, but took significant charges in 2007 to reserve for loan repurchase risks, reflecting a spike in repurchase demands in the third quarter. Our reserve held-up well with no additional repurchase reserves needed in the fourth quarter. The risk of needing additional reserves is declining as time passes; it has been nearly a year and a half since we originated our last loan in this segment. We are maintaining a limited number of qualified staff who continue to manage our residual liabilities and responsibilities from prior activities.

We expect our commercial banking segment to have improved results in 2008, but the degree of improvement will depend on economic conditions in their principal markets in the Midwest and West. In 2007, slow deposit and loan growth, excess staffing, narrowing net interest margins, and increases in our loan loss provision — including covering the costs of a loan fraud which accounted for nearly 40 percent of the 2007 losses in this segment — all contributed to a disappointing year. Through selective staff reductions and strengthening of our capabilities in areas such as deposit sales, we believe net income can increase, notwithstanding what we believe will be difficult economic headwinds and higher credit costs.

Finally, we also anticipate income growth in our commercial finance segment. This portion of the Corporation has performed well by managing the environment with good product positioning, credit quality, and healthy net interest margins.

The past two years have been very challenging for our organization. We have taken a number of steps to maintain our financial strength throughout the period. As a result, we are in a good capital and liquidity position to weather the current difficult environment for banks. For example:

•	Our lead bank, Irwin Union Bank and Trust, began the year 2007 with a risk-weighted capital ratio of 12.8 percent. In spite of losing $45 million in 2007, the Bank ended the year with a risk-weighted capital ratio of 12.5 percent. This compares to our Capital Policy Limit of 12.0 percent. We maintained this strong capital by proactively reducing our balance sheet to maintain capital ratios above our internal limits through asset sales, participations, credit tightening, production limitations and run off.

•	We have a Liquidity Policy and liquidity contingency plans which have been in place for several years. These have been functioning well in this time of stress. The primary metric used in liquidity planning is “Available-But-Unused Funds” or ABU. While ABU has declined in the past year, principally reflecting the loss of escrow deposits as the Corporation reduced its risk profile by selling substantially all its Mortgage Servicing Rights (MSRs), liquidity remained good. The current level of ABU is in excess of $500 million, comfortably above the Board’s policy limit for ABU of $375 million.

Our Board of Directors has taken added steps to help ensure we have a strong capital base with which to weather the uncertainties in the current market and outlook. The Board has elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock to further bolster capital. The Board took these actions as it believes, in a total stakeholder balance, that the elevated uncertainty in the current environment demands a greater bias to capital retention on a precautionary basis than to distribution of cash from retained earnings for maintenance of historic dividends.

Our current outlook for 2008 is that we will return to profitability. The Board will reassess its dividend policy regularly with an eye towards resuming the cash revenue of the deferred dividends on trust preferred securities and recommencing dividends on the non-cumulative perpetual preferred and common stock once the level of uncertainty in the current market declines and the profitability of the Corporation supports such dividends. The ability to pay future dividends will be subject to the regulatory restrictions discussed above.

Critical Accounting Policies/Management Judgments and Accounting Estimates

Accounting estimates are an integral part of our financial statements and are based upon data analysis and judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. The following is a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment:

Valuation of Mortgage Servicing Rights

When we securitize or sell loans, we may retain the right to service the underlying loans sold. For cases in which we retain servicing rights, a portion of the cost basis of loans sold is allocated to a servicing asset based on its fair value relative to the loans sold and the servicing asset combined. Servicing rights associated with first mortgages are carried at lower of cost or fair market value. We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include, among other items, estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates.

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

Allowance for Loan and Lease Losses and Repurchase Reserves

The allowance for loan and lease losses (ALLL) is an estimate based on management’s judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance on a quarterly basis.

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

In addition to the ALLL, at our discontinued mortgage banking segment we have recorded a reserve for potential losses resulting from repurchases in instances where there were origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities which programs relieve us of future credit losses. In determining reserve levels for repurchases, we estimate the number of loans with origination errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this reserve could result in changes in future reserves.

Accounting for Deferred Taxes

Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax basis of assets and liabilities, computed using enacted tax rates. We make this measurement using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We recognize deferred tax assets, in part, based on estimates of future taxable income. Events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance.

Incentive Servicing Fees

For whole loan sales of certain home equity loans, in addition to our normal servicing fee, we have the right to an incentive servicing fee (ISF) that will provide cash payments to us if a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. Generally the structure-specific metrics involve both a delinquency and a loss test. The delinquency test is satisfied if, as of the last business day of the preceding month, delinquencies on the current pool of mortgage loans are less than or equal to a given percentage. The loss test is satisfied if, on the last business day of the preceding month, the percentage of cumulative losses on the original pool of mortgage loans is less than or equal to the applicable percentage as outlined in the specific deal documents. We receive ISF payments monthly once the pre-established return has been paid to the certificate holder, if the delinquency and loss percentages are within guidelines. If we are terminated or replaced for cause as servicer under the securitization, the cash flow stream under the ISF contract terminates.

We account for ISFs similar to management contracts under Emerging Issues Task Force Topic No. D-96, “Accounting for Management Fees Based on a Formula.” Accordingly, we recognize revenue on a cash basis as the pre-established performance metrics are met and cash is due.

Consolidated Overview

	2007	% Change	2006	% Change	2005

Net (loss) income from continuing operations (millions)	$(24.1)	(165)%	$37.4	3%	$36.2
Net (loss) income (millions)	(54.7)	(3,266)%	1.7	(91)%	19.0
Basic earnings per share from continuing operations	(0.87)	(169)%	1.27	0%	1.27
Basic earnings per share	(1.91)	(3,283)%	0.06	(91)%	0.67
Diluted earnings per share from continuing operations	(0.90)	(172)%	1.25	(1)%	1.26
Diluted earnings per share	(1.94)	(3,980)%	0.05	(92)%	0.66
Return on average equity from continuing operations	(4.8)%		7.1%		7.5%
Return on average assets from continuing operations	(0.4)%		0.6%		0.6%

As discussed below, the financial statements, footnotes, schedules and discussion within this report conform to the presentation required for “discontinued operations” pursuant to the sale of our mortgage banking line of business and specifically exclude results for those operations now designated “Discontinued Operations” (see Footnote 2 of the Notes to the Consolidated Financial Statements).

Consolidated Income Statement Analysis

Net Income from Continuing Operations

We recorded a net loss from continuing operations of $24 million for the year ended December 31, 2007, down from net income from continuing operations of $37 million for the year ended December 31, 2006, and $36 million in 2005. Net loss per share (diluted) from continuing operations was $0.90 for the year ended December 31, 2007, down from income of $1.25 per share in 2006 and $1.26 per share in 2005. Return on equity from continuing operations was (4.8)% for the year ended December 31, 2007, 7.1% in 2006 and 7.5% in 2005. The decrease in 2007 earnings from continuing operations relates to the significant deterioration of the mortgage markets. This disruption led to large losses in the home equity segment as a result of increasing provision for loans losses. During 2007, we provided $135 million in loan loss provision compared to $35 million in 2006 and $27 million in 2005. This provision is based on significant revisions in our expectations of future losses that have not yet been incurred. We believe these reserves adequately reflect our risk of loss in the current and expected environment. Our need for higher or lower reserves will change as likelihood of customer defaults changes.

Net Interest Income from Continuing Operations

Net interest income from continuing operations for the year ended December 31, 2007 totaled $262 million, up 2% from 2006 net interest income from continuing operations of $257 million and up 13% from 2005.

The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated. We do not show interest income on a tax equivalent basis because it is not materially different from the results in the table.

	December 31,
	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$49,587	$2,668	5.38%	$72,110	$2,925	4.06%	$80,508	$1,816	2.26%
Federal funds sold	13,765	619	4.50	30,419	1,527	5.02	15,064	387	2.57
Residual interests	10,458	1,100	10.52	13,512	1,536	11.37	39,942	6,948	17.40
Investment securities	138,866	7,647	5.51	117,164	5,816	4.96	107,220	5,813	5.42
Loans held for sale	95,815	6,843	7.14	865,061	73,708	8.52	1,217,367	94,324	7.75
Loans and leases, net of unearned income(1)	5,486,727	496,101	9.04	4,872,487	437,900	8.99	3,890,077	312,970	8.05

Total interest earning assets	5,795,218	$514,978	8.89%	5,970,753	$523,412	8.77%	5,350,178	$422,258	7.89%
Noninterest-earning assets:
Cash and due from banks	74,438			111,382			109,837
Premises and equipment, net	38,926			34,349			30,543
Other assets	286,597			470,845			572,028
Less allowance for loan and lease losses	(92,889)			(67,383)			(50,322)

Total assets	$6,102,290			$6,519,946			$6,012,264

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$285,618	$6,320	2.21%	$355,378	$8,490	2.39%	$479,621	$9,789	2.04%
Money market savings	1,159,705	50,409	4.35	1,169,465	48,673	4.16	1,118,655	29,631	2.65
Regular savings	122,666	2,675	2.18	131,182	2,481	1.89	119,349	1,547	1.30
Time deposits	1,531,307	77,956	5.09	1,558,128	72,576	4.66	1,204,421	42,894	3.56
Other borrowings	598,888	31,117	5.20	543,719	33,663	6.19	421,085	21,244	5.05
Collateralized debt	1,233,604	68,601	5.56	1,005,959	53,720	5.34	629,503	25,587	4.06
Other long-term debt	233,916	17,335	7.41	246,948	22,486	9.11	290,188	25,676	8.85

Total interest-bearing liabilities	$5,165,704	$254,413	4.93%	$5,010,779	$242,089	4.83%	$4,262,822	$156,368	3.67%
Noninterest-bearing liabilities:
Demand deposits	329,925			756,624			989,234
Other liabilities	101,067			226,379			279,784
Shareholders’ equity	505,594			526,164			480,424

Total liabilities and shareholders’ equity	$6,102,290			$6,519,946			$6,012,264

Net interest income		$260,565			$281,323			$265,890
Net interest income to average interest earning assets			4.50%			4.71%			4.97%

Net interest income from discontinued operations		(1,828)			23,884			34,423

Net interest income from continuing operations		$262,393			$257,439			$231,467

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Net interest margin for the year ended December 31, 2007 was 4.50% compared to 4.71% in 2006 and 4.97% in 2005. The decline in margin in 2007 relates to our increasing cost of funds which have risen at a faster pace than our yields on loans. This reflects competitive conditions for both assets and liabilities, liability rate stickiness in a declining rate environment in the second half of 2007, and the loss of low-cost escrow deposits that were associated with mortgage servicing rights in our Discontinued Operations. The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,
	2007 Over 2006			2006 Over 2005
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest Income
Loans and leases	$55,203	$2,998	$58,201	$79,038	$45,892	$124,930
Mortgage loans held for sale	(65,543)	(1,321)	(66,864)	(27,297)	6,681	(20,616)
Investment securities	1,077	752	1,829	539	(536)	3
Residual interests	(347)	(90)	(437)	(4,598)	(814)	(5,412)
Interest bearing deposits with financial institutions	(914)	657	(257)	(189)	1,298	1,109
Federal funds sold	(835)	(71)	(906)	396	744	1,140

Total	(11,359)	2,925	(8,434)	47,889	53,265	101,154

Interest Expense
Money market checking	(1,666)	(504)	(2,170)	(2,536)	1,237	(1,299)
Money market savings	(406)	2,142	1,736	1,346	17,696	19,042
Regular savings	(161)	354	193	153	781	934
Time deposits	(1,249)	6,630	5,381	12,596	17,086	29,682
Other borrowings	3,415	(5,960)	(2,545)	6,187	6,232	12,419
Collateralized debt	12,157	2,724	14,881	15,302	12,831	28,133
Other long-term debt	(1,187)	(3,965)	(5,152)	(3,826)	636	(3,190)

Total	10,903	1,421	12,324	29,222	56,499	85,721

Net Interest Income	$(22,262)	$1,504	$(20,758)	$18,667	$(3,234)	$15,433

The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses from Continuing Operations

The consolidated provision for loan and lease losses for the year 2007 was $135 million, compared to $35 million and $27 million in 2006 and 2005, respectively. More information on this subject is contained in the section on “Credit Risk.”

Noninterest Income from Continuing Operations

Noninterest income during the year 2007 totaled $27 million, compared to $45 million for 2006 and $57 million in 2005. The decrease in 2007 versus 2006 related primarily to lower servicing revenues, net of amortization and impairment, and to derivative losses on foreign currency contracts associated with our small-ticket leasing business in Canada. We recorded offsetting foreign currency transaction gains in the noninterest expense section of the income statement.

Noninterest Expense from Continuing Operations

Noninterest expenses for the year ended December 31, 2007 totaled $200 million, compared to $211 million in 2006 and $204 million in 2005. The decrease in consolidated noninterest expense in 2007 is primarily related to foreign currency transaction gains related to our small-ticket leasing business in Canada as well as decreases at our home equity lending business related to variable compensation costs, all of which offset severance and restructuring costs in our home equity, commercial banking, and parent segments.

Consolidated Balance Sheet Analysis

Total assets at December 31, 2007 were $6.2 billion, down 1% from December 2006. Average assets for 2007 were $6.1 billion down 6% from 2006, and down 1% from 2005. The decline in the average consolidated balance sheet reflects the sale of our mortgage banking line of business assets, offset only in part by growth in our commercial portfolios as we sought to manage the size of our balance sheet in the wake of poor financial results.

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:

	2007	2006	2005
	(Dollars in thousands)

U.S. Treasury and government obligations	$13,970	$13,730	$12,571
Obligations of states and political subdivisions	3,436	3,545	3,544
Mortgage-backed securities	46,216	45,187	28,331
Other	14,185	3,380	3,199

Total	77,807	65,842	47,645

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588	69,697

Total	$140,395	$128,430	$117,342

The following table shows maturity distribution of our investment securities at December 31, 2007:

		After One	After Five
	Within	But Within	But Within	After Ten
	One Year	Five Years	Ten Years	Years	Other	Total
	(Dollars in thousands)

U.S. Treasury and government obligations	$4,229	$9,741	$—	$—	$—	$13,970
Obligations of states and political subdivisions	—	—	620	2,816	—	3,436
Other	—	—	—	14,185	—	14,185

Total	4,229	9,741	620	17,001	—	31,591
Mortgage-backed securities	—	—	—	—	46,216	46,216
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	—	62,588	62,588

	$4,229	$9,741	$620	$17,001	$108,804	$140,395

Weighted Average Yield
Held-to-maturity	3.30%	3.65%	5.20%	5.35%	5.72%
Available-for-sale	4.14%	—	—	—	5.00%

Average yield represents the weighted average yield to maturity computed based on amortized cost balances. The yield information on available-for-sale securities does not give effect to changes in fair value that are reflected as a component of shareholders’ equity. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Loans Held For Sale

Loans held for sale totaled $6 million at December 31, 2007, down 97% from December 31, 2006. The reduction occurred primarily at our home equity line of business where we reclassified $167 million of mortgage loans held for sale to held for investment during the first quarter reflecting our decision not to sell into weak secondary market conditions. The majority of our new production of home equity product is now either sold within weeks or, is originated for investment. Details related to this reclassification are discussed later in the “Home Equity Lending” section of this document.

Loans and Leases

Our commercial loans and leases are originated throughout the United States and Canada. At December 31, 2007, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements.

Loans by major category for the periods presented were as follows:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Commercial, financial and agricultural	$2,099,451	$2,025,890	$1,882,079	$1,643,128	$1,503,619
Real estate construction & land development	586,037	601,699	514,005	334,386	296,180
Real estate mortgage	1,691,450	1,522,616	1,232,933	806,757	856,070
Consumer	32,232	31,581	31,718	31,166	27,370
Commercial financing:
Franchise financing	925,741	699,969	462,413	330,496	207,341
Domestic leasing	306,301	296,056	237,968	174,035	157,072
Foreign leasing	462,036	358,783	313,581	265,780	207,355
Unearned income:
Franchise financing	(306,681)	(211,480)	(125,474)	(86,638)	(56,837)
Domestic leasing	(42,723)	(42,782)	(33,267)	(23,924)	(22,038)
Foreign leasing	(57,614)	(44,139)	(38,013)	(34,497)	(29,038)

Total	$5,696,230	$5,238,193	$4,477,943	$3,440,689	$3,147,094

The following table shows our contractual maturity distribution of loans at December 31, 2007. Actual principal payments may differ depending on customer prepayments:

		After One
	Within	But Within	After Five
	One Year	Five Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$579,535	$934,150	$585,766	$2,099,451
Real estate construction & land development	458,184	113,562	14,291	586,037
Real estate mortgage	84,992	158,540	1,447,918	1,691,450
Consumer	14,998	13,750	3,484	32,232
Commercial financing:
Franchise financing	1,134	86,688	531,238	619,060
Domestic leasing	16,087	247,196	295	263,578
Foreign leasing	23,654	361,423	19,345	404,422

Total	$1,178,584	$1,915,309	$2,602,337	$5,696,230

Loans due after one year with:
Fixed interest rates				$3,185,833
Variable interest rates				1,331,813

Total				$4,517,646

Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$74,468	$59,223	$43,441
Provision for loan and lease losses	134,988	35,101	27,307
Charge-offs	(73,994)	(30,810)	(20,201)
Recoveries	10,099	11,208	8,960
Reduction due to reclassification and sales of loans	(1,225)	(246)	(403)
Foreign currency adjustment	519	(8)	119

Balance at end of period	$144,855	$74,468	$59,223

Increased loan and lease loss provisions and increased charge-offs were experienced across all three of our lines of business in 2007. The majority of the increase occurred at our home equity lending business where we incurred $103 million of loan loss provision and $53 million in charge-offs. More information on this subject is contained in the section on “Credit Risk” and in the line of business discussions.

Deposits

Total deposits in 2007 averaged $3.4 billion compared to average deposits in 2006 of $4.0 billion, and average deposits in 2005 of $3.9 billion. Demand deposits in 2007 averaged $0.3 billion, down from an average of $0.8 billion in 2006 and $1.0 billion in 2005. A significant portion of demand deposits related to deposits associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. During 2007, these escrow accounts averaged $18 million, compared to an average of $0.4 billion in 2006 and $0.7 billion in 2005. These escrow accounts were transferred in connection with the transfer of mortgage servicing rights at the mortgage banking line of business.

Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2007, institutional broker-sourced deposits totaled $646 million compared to a balance of $542 million at December 31, 2006.

The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, brokered deposits, escrows and core deposits at the dates indicated:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Under 3 months	$350,488	$404,684	$419,574
3 to 6 months	183,001	202,466	230,024
6 to 12 months	79,649	230,561	231,397
after 12 months	48,480	270,070	341,851

Total Certificates of deposit	$661,618	$1,107,781	$1,222,846

Brokered deposits	$646,465	$541,903	$638,007

Mortgage banking escrow deposits	$1,479	$324,913	$412,444

Demand deposits	305,341	362,712	342,913
Money market accounts	1,396,562	1,441,358	1,602,337
Savings and time deposits	636,399	602,703	544,814

Core deposits	$2,338,302	$2,406,773	$2,490,064

Other Borrowings

Other borrowings during 2007 averaged $599 million compared to an average of $544 million in 2006, and $421 million in 2005. Other borrowings increased to $802 million at December 31, 2007 compared to $602 million at December 31, 2006. The increase in other borrowings in 2007 related to declining deposit balances in 2007.

The bulk of our other borrowings were in the form of advances from the Federal Home Loan Bank which averaged $478 million for the year ended December 31, 2007, with an average rate of 5.10%. The balance at December 31, 2007 was $574 million with an interest rate of 4.97%. The maximum outstanding at any month end during 2007 was $574 million. At December 31, 2006, Federal Home Loan Bank borrowings averaged $322 million, with an average rate of 4.90%. The balance at December 31, 2006 was $372 million at an interest rate of 5.02%. The maximum outstanding at any month end during 2006 was $609 million.

Collateralized and Other Long-Term Debt

Collateralized debt totaled $1.2 billion at December 31, 2007, up $40 million compared to December 31, 2006. The bulk of these borrowings have resulted from securitizations of portfolio loans at the home equity lending line of business that result in loans remaining as assets and debt being accounted for under generally accepted accounting principles (GAAP) on our balance sheet (although to meet the structuring needs of the securitization trusts, the loans have been legally separated and sold to the trusts). This securitization debt provides us with match-term funding for these loans and leases with the debt being extinguished through pay-downs of the loans.

Other long-term debt totaled $234 million at December 31, 2007, unchanged from December 31, 2006. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at December 31, 2007 and the sole liabilities were $198 million of trust preferred securities. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.” Please refer to the section on “Dividends” for additional information.

Capital

Shareholders’ equity averaged $506 million during 2007, down 4% compared to 2006, and up 5% from 2005. Shareholders’ equity balance of $459 million at December 31, 2007 represented $15.22 per common share, compared to $17.30 per common share at December 31, 2006, and compared to $17.90 per common share at year-end 2005. During 2007, we repurchased $12.8 million of common stock, compared to $4.4 million in 2006. We paid an aggregate of $14.0 million in common dividends during 2007, compared to $13.1 million during 2006 and $11.4 million during 2005. We also paid $1.3 million in preferred dividends in 2007 on our noncumulative perpetual preferred stock.

The following table sets forth our capital and capital ratios at the dates indicated:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Tier 1 capital	$619,656	$712,403	$675,316
Tier 2 capital	150,212	125,351	154,128

Total risk-based capital	$769,868	$837,754	$829,444

Risk-weighted assets	$6,099,204	$6,258,927	$6,317,797
Risk-based ratios:
Tier 1 capital	10.2%	11.4%	10.7%
Total capital	12.6	13.4	13.1
Tier 1 leverage ratio	10.2	11.5	10.3
Ending shareholders’ equity to assets	7.4	8.5	7.7
Average shareholders’ equity to assets	8.3	8.1	8.0

At December 31, 2007, our total risk-based capital ratio was 12.6%, exceeding our internal Policy minimum of 11.0% (we have a higher Policy minimum of 12.0% at our principal subsidiary, Irwin Union Bank and Trust). At December 31, 2006 and 2005, our total risk-based capital ratios were 13.4% and 13.1%, respectively. Our ending equity to assets ratio at December 31, 2007 was 7.4% compared to 8.5% at December 31, 2006. Our Tier 1 capital totaled $620 million as of December 31, 2007, or 10.2% of risk-weighted assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Other Safety and Soundness Regulations” in Part 1, “Business.”

Accumulated other comprehensive income increased by $5.4 million in 2007, largely reflecting foreign currency adjustments during 2007.

Retained earnings was adjusted at the beginning of 2007 as a result of our adoption of FAS 156 related to accounting for mortgage servicing rights. In accordance with this pronouncement, we recorded as an increase to retained earnings a $1.7 million one time (tax-affected) cumulative adjustment on January 1, 2007.

In December 2006, we raised $14 million of floating rate non-cumulative perpetual preferred stock net of issuance costs. This capital is Tier 1 eligible with a five year non-call period, and is callable at par thereafter at our option.

We have outstanding $198 million in trust preferred securities as of December 31, 2007. All securities are callable at par after five years from date of issuance. These funds are all Tier 1 qualifying capital under current regulatory guidance. In 2007, $14 million of dividends were paid related to these securities. On March 3, 2008, we announced the suspension of dividends on these securities. The sole assets of these trusts are our subordinated debentures. See further discussion in the “Other Long-Term Debt” section above. Highlights about these trusts are listed below:

		Interest Rate
		at
	Origination	December 31,	Maturity	$ Amount
Name	Date	2007	Date	in thousands	Dividend	Other

IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	$34,500	quarterly	fixed rate for term
IFC Statutory Trust VII	Nov 2003	7.73	Nov 2033	50,000	quarterly	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	51,750	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter
IFC Capital Trust IX	Apr 2006	6.69	Apr 2036	31,500	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis points thereafter
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,000	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis points thereafter
IFC Capital Trust XI	Dec 2006	6.89	Mar 2037	15,000	quarterly	floating rate of 3 month LIBOR plus 174 basis

				$197,750

We have $30 million of 7.58%, 15-year subordinated debt that is due in 2014, but is callable in 2009 at par. The debt is privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

In order to maintain product price competitiveness with other national banks, we allocate capital to our subsidiaries in a manner which reflects their relative risk and as if they were stand-alone businesses. The allocated amount of capital varies according to the risk characteristics of the individual business segments and the products they offer. Capital is allocated separately based on the following types of risk: credit, market (including interest rate and foreign currency), liquidity, operational and compliance. We adjust this allocation, as necessary, to assure that we meet regulatory and internal policy standards for minimum capitalization. We utilize internal risk measurement models, and capital requirements from our banking regulators to arrive at the capitalization required by line of business. We re-allocate capital to subsidiaries on a quarterly basis based on their risk and growth plans.

During the third quarter of 2006, our Board authorized management to begin a share repurchase program, contingent on the completion of the sale of the assets of our Discontinued Operations. At the time of the authorization, we believed the sale of the mortgage segment would free-up a significant amount of capital. It was our intention to retain some of that capital for future growth (specifically, reducing the amount we otherwise would have raised to support the growth of our commercial segments) and to use the remainder, up to $50 million, for share repurchases over several quarters.

We began those repurchases late in the fourth quarter of 2006 and early in 2007. Due to a variety of factors, however, the pace and size of the repurchases were lower than we had anticipated at the time of original authorization. Our exit costs at Irwin Mortgage exceeded our expectations, in large part due to the current weak environment for mortgage banking operations. Second, our risk profile did not decline as much as anticipated due to the remaining risk of loan repurchases in the discontinued segment, the amount of intercompany diversification removed with the sale, and the decision to retain certain mortgage assets in portfolio rather than selling them into a weak market. Third, our earnings, specifically in the home equity sector, were lower than we anticipated during 2007.

During December of 2006 and the first half 2007, we repurchased shares in this program. However, due to the factors noted above and the constriction of the capital markets in the middle of 2007, we halted our repurchases under this program and are unlikely to be active again in the near- to intermediate-term.

In total, we repurchased 629 thousand shares for $12.1 million during 2007 in connection with our Board-authorized share repurchase program. Also, in connection with our stock option plans, we repurchased 45 thousand common shares in 2007 with a market value of $0.7 million. In December of 2006, we repurchased 133 thousand shares for $3.0 million at the start of our repurchase program. In connection with our stock option plans, we also repurchased 67 thousand common shares in 2006 with a market value of $1.4 million.

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

Cash Flow Analysis

Our cash and cash equivalents decreased $68 million in 2007 compared to a decrease of $10 million during 2006 and an increase of $58 million in 2005. The decrease in cash was primarily due to increased loans held for investment, particularly at our commercial finance line of business. Cash flows from operating activities provided $0.4 billion in cash and cash equivalents in 2007 compared to providing of $1.1 billion in 2006. The 2007 operating cash was driven by the collection of servicing sale receivables at our discontinued mortgage line of business as well as proceeds on loan sales at our commercial finance line of business.

Earnings by Line of Business

Irwin Financial Corporation is composed of three principal lines of business, the discontinued mortgage banking segment and the parent and other support operations. The three customer-facing segments (lines of business) of continuing operations are:

•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending

The following table summarizes our net income (loss) by line of business for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net income (loss):
Commercial Banking	$15,853	$30,860	$27,379
Commercial Finance	13,556	12,600	7,433
Home Equity Lending	(47,451)	1,538	2,252
Other (including consolidating entries)	(6,088)	(7,597)	(817)

Net income (loss) from continuing operations	(24,130)	37,401	36,247

Discontinued operations	(30,543)	(35,674)	(17,260)

Net income (loss)	$(54,673)	$1,727	$18,987

Commercial Banking

The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Selected Income Statement Data:
Interest income	$232,006	$229,193	$183,052	$127,029	$112,679
Interest expense	(113,077)	(104,467)	(72,294)	(37,412)	(33,663)

Net interest income	118,929	124,726	110,758	89,617	79,016
Provision for loan and lease losses	(18,241)	(5,734)	(5,286)	(3,307)	(5,913)
Other income	16,615	18,173	16,945	18,316	21,070

Total net revenue	117,303	137,165	122,417	104,626	94,173
Operating expense	(92,606)	(88,932)	(77,062)	(65,450)	(56,699)

Income before taxes	24,697	48,233	45,355	39,176	37,474
Income taxes	(8,844)	(17,373)	(17,976)	(15,752)	(14,997)

Net income	$15,853	$30,860	$27,379	$23,424	$22,477

Performance Ratios:
Return on average equity	6.77%	14.15%	17.38%	15.85%	15.20%
Selected Balance Sheet Data at End of Period:
Assets	$3,093,764	$3,103,547	$3,162,398	$2,622,877	$2,203,965
Securities and short-term investments	38,780	55,116	340,811(1)	327,664(1)	107,668
Loans and leases	2,950,356	2,901,029	2,680,220	2,223,474	1,988,633
Allowance for loan and lease losses	(35,148)	(27,113)	(24,670)	(22,230)	(22,055)
Deposits	2,528,721	2,635,380	2,797,635	2,390,839	1,964,274
Shareholder’s equity	235,009	241,556	195,381	143,580	162,050
Daily Averages:
Assets	$3,143,219	$3,143,439	$3,025,717	$2,476,835	$2,119,944
Loans and leases	2,902,994	2,797,853	2,460,560	2,094,190	1,914,608
Allowance for loan and lease losses	(26,984)	(26,175)	(23,656)	(22,304)	(21,895)
Deposits	2,753,615	2,826,446	2,766,289	2,258,538	1,894,406
Shareholder’s equity	234,068	218,076	157,545	147,759	147,886
Shareholder’s equity to assets	7.45%	6.95%	5.21%	5.97%	6.98%

(1)	Includes $317 million and $293 million of inter-company investments in 2005 and 2004, respectively, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds were redeployed in earning assets at our other lines of business.

Overview

Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Commercial Banking Strategy

Our strategy in commercial banking focuses on providing personalized banking services to small businesses and their owners, using personal relationship and non-conventional means of creating convenience to add value. We specialize in developing added value relationships through the ability to customize products, services and advice based on exceptional and experienced team members who develop in-depth knowledge of our customers and their businesses. We offer banking, insurance, and investment products to provide a full range of financial services to our small business customers. We seek to redefine convenience in serving both small business customers in a metro area and consumers in the neighborhoods of our branches by leveraging technology, couriers and personal service to “bring the bank to you.” We do this in markets selected on the basis of the attractiveness of their small business communities, competitive conditions and the availability of experienced and exceptional bankers to join our team.

We expect consolidation to continue in the banking and financial services industry both in our existing markets and in those we do not serve. Long-term, we plan to capitalize on the opportunities brought about in this environment by continuing the bank’s growth strategy for small business banking in existing markets and in new markets throughout the United States. Our focus will be to provide personalized banking services to small businesses, using experienced local staff with a strong presence in cities affected by the industry-wide consolidations and possessing attractive small business environments. Our expansion into new markets is subject to regulatory approval.

Portfolio Characteristics

The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,
	2007			2006			2005
			Weighted			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Yield	Outstanding	of Total	Yield	Outstanding	of Total	Yield
	(Dollars in thousands)

Indianapolis	$539,008	18.3%	7.1%	$561,343	19.3%	7.6%	$560,775	20.9%	7.0%
Central and Western Michigan	465,924	15.8	7.3	519,348	17.9	7.7	516,444	19.3	7.1
Southern Indiana	463,597	15.7	6.7	475,051	16.4	7.2	454,236	16.9	6.5
Phoenix	484,985	16.4	7.0	452,919	15.6	7.9	447,548	16.7	7.6
Las Vegas	188,126	6.4	8.2	154,218	5.3	8.1	112,761	4.2	7.5
Other	808,716	27.4	7.5	738,150	25.5	7.9	588,456	22.0	7.2

Total	$2,950,356	100.0%	7.3%	$2,901,029	100.0	7.7%	$2,680,220	100.0	7.1%

			Weighted			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Yield	Deposits	of Total	Yield	Deposits	of Total	Yield
	(Dollars in thousands)

Indianapolis	$225,075	10.0%	3.5%	$259,835	10.8%	2.4%	$259,196	10.4%	2.1%
Central and Western Michigan	195,818	8.7	2.6	231,666	9.7	3.4	238,742	9.6	2.6
Southern Indiana	740,686	33.1	2.9	630,060	26.3	2.8	674,923	27.1	2.1
Phoenix	175,617	7.8	3.4	179,502	7.5	3.4	190,428	7.6	2.4
Las Vegas	429,693	19.2	3.7	467,708	19.5	4.1	413,541	16.6	3.5
Other	473,827	21.2	3.2	631,268	26.2	3.5	713,233	28.7	3.3

Total	$2,240,716	100.0%	3.1%	$2,400,039	100.0%	3.3%	$2,490,063	100.0%	2.7%

Net Income

Commercial banking net income decreased to $16 million during 2007, down 49%, compared to $31 million in 2006, and down 42% compared to 2005 net income of $27 million. The 2007 decline in earnings relates to higher loan loss provision and lower net interest income .

Net Interest Income

The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net interest income	$118,929	$124,726	$110,758
Average interest earning assets	3,040,560	3,028,527	2,914,352
Net interest margin	3.91%	4.12%	3.80%

Net interest income was $119 million, a decrease of 5% over 2006, and an increase of 7% from 2005. The 2007 decline in net interest income resulted primarily from a change in mix of liabilities toward higher cost deposits as well as a shift in mix of our loan portfolio from higher rate adjustable loans to lower fixed rate loans resulting from the inverted yield curve that has been prevalent over the time periods compared. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin during 2007 was 3.91%, compared to 4.12% in 2006, and 3.80% in 2005. The decline in 2007 margin reflects competitive conditions, product mix, and unfavorable repricing of loans and deposits.

Provision for Loan and Lease Losses

Provision for loan and lease losses was $18.2 million in 2007, compared to provisions of $5.7 million and $5.3 million in 2006 and 2005, respectively. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, both in the Midwest and Western markets. Approximately one-third of the increased provision relates to a loss identified in the first quarter related to a commercial credit in Michigan. With respect to this credit, we believe the borrower will be unable to repay the majority of the loan as we discovered what we believe were misrepresentations about collateral offered for the loan. As such, we took a charge-off of $4.2 million related specifically to this loan during 2007. See further discussion in “Credit Quality” section later in this document.

Noninterest Income

The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Service charges on deposit accounts	$3,865	$4,307	$4,008
Gain from sales of loans	1,931	2,328	2,943
Trust fees	2,307	1,971	1,964
Insurance commissions, fees and premiums	1,812	1,955	1,827

Brokerage fees	1,623	1,369	1,452
Loan servicing fees	1,462	1,523	1,473
Amortization and recovery of servicing assets	(1,084)	(1,140)	(1,058)
Other	4,699	5,860	4,336

Total noninterest income	$16,615	$18,173	$16,945

Noninterest income during 2007 decreased 9% over 2006 and decreased 2% over 2005. The 2007 decrease was due primarily to lower service charges on deposit accounts, lower gains on sales of loans, and to a loss on sale of other real estate owned (OREO).

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Salaries and employee benefits	$51,374	$53,111	$47,934
Other expenses	41,232	35,821	29,128

Total operating expenses	$92,606	$88,932	$77,062

Efficiency ratio	68.3%	62.2%	60.3%
Number of employees at period end(1)	532	585	586

(1)	On a full time equivalent basis

Operating expenses during 2007 totaled $93 million, an increase of 4% over 2006, and an increase of 20% from 2005. The increase in operating expenses in 2007 is primarily related to investments in risk management systems and upgrades of technologies. Our level of operating expenses was too high in 2007 relative to our revenue generation and led to a staff reduction in the fourth quarter to achieve better alignment.

Balance Sheet

Total assets for the year ended December 31, 2007 averaged $3.1 billion, relatively unchanged from 2006 and up from $3.0 billion in 2005. Average earning assets for the year ended December 31, 2007 were $3.0 billion, again relatively unchanged from 2006, and up from $2.9 billion in 2005. Average core deposits for the year totaled $2.3 billion, a decrease of 1% over average core deposits in 2006, and an increase of 6% from 2005.

Credit Quality

Our credit quality declined in 2007, reflecting trends in the regional economies in which we participate. As a result, the allowance for loan losses to total loans increased to 1.19% at December 31, 2007, compared to 0.93% at December 31, 2006. Total nonperforming assets increased $15.0 million in 2007 versus 2006. Other real estate owned (OREO) increased $2.5 million compared to the 2006 balance. While our nonperforming loans are not significantly concentrated in any market, a greater than average amount of our nonperforming loans are located in our Michigan market. Many of the nonperforming loans relate to commercial real estate credits impacted by the deteriorating residential housing markets, both in the Midwest and Western markets. We have seen an increase in charge-offs in 2007 compared to 2006, directionally consistent with the increase in allowance as a percent of total loans. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Nonperforming loans	$27,001	$14,455	$19,483
Other real estate owned	6,895	4,423	7,892

Total nonperforming assets	$33,896	$18,878	$27,375

Nonperforming assets to total assets	1.09%	0.61%	0.87%
Allowance for loan losses	$35,148	$27,113	$24,670
Allowance for loan losses to total loans	1.19%	0.93%	0.92%
For the Period Ended:
Provision for loan losses	$18,241	$5,734	$5,286
Net charge-offs	10,206	3,291	2,847
Net charge-offs to average loans	0.35%	0.13%	0.12%

The following table shows the ratio of nonperforming assets to total loans for select markets for the periods indicated:

	December 31,
Markets	2007	2006	2005

Indianapolis	1.02%	0.24%	0.58%
Central and Western Michigan	2.52	2.72	3.76
Southern Indiana	0.53	0.14	0.24
Phoenix	1.20	0.52	0.60
Las Vegas	0.01	—	—
Other(1)	1.03	0.06	0.16

Total	1.15%	0.65%	1.02%

(1)	89% of Other in 2007 relates to a single credit in the Sacramento market where our portfolio totals $120 million

Commercial Finance

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$52,721	$42,545	$33,683	$28,084	$22,766
Provision for loan and lease losses	(13,505)	(6,701)	(6,211)	(6,798)	(11,308)
Noninterest income	13,106	8,018	7,437	6,275	5,868

Total net revenue	52,322	43,862	34,909	27,561	17,326
Operating expense	(30,107)	(23,955)	(22,224)	(18,782)	(15,072)

Income before taxes	22,215	19,907	12,685	8,779	2,254
Income taxes	(8,659)	(7,307)	(5,252)	(5,562)	(461)

Net income	$13,556	$12,600	$7,433	$3,217	$1,793

Selected Balance Sheet Data at End of Period:
Total assets	$1,302,688	$1,073,552	$831,657	$636,604	$474,915
Loans and leases	1,287,060	1,056,406	817,208	625,140	463,423
Allowance for loan and lease losses	(17,792)	(13,525)	(10,756)	(9,624)	(11,445)
Shareholder’s equity	119,574	88,587	71,568	55,993	44,255
Selected Operating Data:
Net charge-offs	$8,533	$3,678	$4,806	$8,235	$7,868
Net interest margin	4.58%	4.55%	4.80%	5.33%	5.63%
Total funding of loans and leases	$700,718	$595,319	$451,524	$366,545	$272,685
Return on average equity	12.70%	17.44%	13.70%	7.70%	5.60%

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

Commercial Finance Strategy

We provide financing alternatives to small businesses generally and to franchisees. We utilize direct and indirect sales forces to distribute our products. In the small ticket lease channel, our sales efforts focus on providing lease solutions for vendors and manufacturers. The average lease size is approximately $30 thousand. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment. We finance a variety of commercial, light industrial and office equipment. Within the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand.

Portfolio Characteristics

The following table shows the geographic composition of our commercial finance loans and leases at the dates shown:

	December 31,
	2007	2006

United States
California	11.5%	12.4%
Texas	8.0	5.9
New York	4.7	5.0
Florida	4.3	4.0
All other states	40.1	42.8

Total United States	68.6%	70.1%

Canada(1)
Ontario	7.5%	7.3%
Quebec	7.2	7.1
British Columbia	7.2	7.0
Alberta	6.5	5.8
All other provinces	3.0	2.7

Total Canada	31.4%	29.9%

Total North America	100.0%	100.0%
Total Portfolio in thousands	$1,287,060	$1,056,406

(1)	in U.S. dollars

The following table provides yield and delinquency information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	December 31,
	2007	2006
	(Dollars in thousands)

Domestic franchise loans	$619,060	$488,489
Weighted average coupon	9.38%	8.79%
Delinquency ratio	0.04	0.16
Domestic leases	$263,578	$253,274
Weighted average coupon	10.91%	10.32%
Delinquency ratio	2.47	1.72
Canadian leases(1)	$404,422	$314,644
Weighted average coupon	9.09%	9.13%
Delinquency ratio	0.51	0.36

(1)	in U.S. dollars

Net Income

Commercial finance net income increased to $14 million during 2007, a 8% increase compared to net income of $13 million during 2006. In 2005, net income totaled $7 million. Results in 2007 reflect growth of $10 million in net interest income over 2006. Net interest income in 2007 increased 57% over 2005. Provision for loan and lease losses increased to $13.5 million in 2007, compared to provisions of $6.7 million and $6.2 million in 2006 and 2005, respectively. The 2007 earnings growth is attributable to higher net interest income due to portfolio growth and to a 63% increase in noninterest revenue primarily related to higher gains on sales of loans.

Net Interest Income

The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net interest income	$52,721	$42,545	$33,683
Average interest earning assets	1,151,470	936,519	701,423
Net interest margin	4.58%	4.55%	4.80%

Net interest income was $53 million for 2007, an increase of 24% over 2006, and an increase of 57% from 2005. The improvement in net interest income resulted from an increase in our commercial finance portfolio. The total loan and lease portfolio has increased to $1.3 billion at December 31, 2007, an increase of 22% and 57% over year-end 2006 and 2005 balances, respectively. This line of business originated $701 million in loans and leases during 2007, compared to $595 million during 2006 and $452 million in 2005. The portfolio increased $53 million as of December 31, 2007 relative to December 31, 2006 due solely to the increased value of the Canadian dollar relative to the U.S. dollar.

Net interest margin during 2007 was 4.58%, compared to 4.55% in 2006, and 4.80% in 2005. The increased margin in 2007 is due primarily to product mix.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $13.5 million in 2007 compared to $6.7 million in 2006 and $6.2 million in 2005. The increased provisioning levels in 2007 relate to growth in our loan and lease portfolio as well as some credit deterioration in our small ticket lease portfolio. See “Credit Quality” section below for further discussion.

Noninterest Income

The following table shows the components of noninterest income for our commercial finance line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Gain from sales of loans	$6,779	$2,563	$2,642
Derivative losses, net	(547)	(263)	(717)
Other	6,874	5,718	5,512

Total noninterest income	$13,106	$8,018	$7,437

Noninterest income during 2007 increased 63% over 2006 and 76% over 2005. Included in noninterest income were gains that totaled $6.8 million in 2007 compared to $2.6 million in both 2006 and 2005. The 2007 gains include $4.4 million in gains on whole loan sales of $79 million. In addition, the 2007 gains include gains of $2.4 million related to $65 million of participations sold during the year from our franchise loan portfolio. We had no loan participation sales in 2006 or 2005. Also included in noninterest income during 2007, 2006 and 2005 was $0.5 million, $0.3 million and $0.7 million, respectively, of interest rate derivative mark to market valuation losses in our Canadian operation related to managing interest rate risk exposure in our funding of that operation. Other noninterest revenue is up 20% over 2006 due in part to higher gains on sales of end of term leased property.

Operating Expenses

The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Salaries and employee benefits	$18,441	$13,155	$11,306
Other	11,666	10,800	10,918

Total operating expenses	$30,107	$23,955	$22,224

Efficiency ratio	45.7%	47.4%	54.0%
Number of employees at period end(1)	215	202	184

(1)	On a full time equivalent basis

Operating expenses during 2007 totaled $30 million, an increase of 26% over 2006, and an increase of 35% from 2005. The increased operating expenses relate to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to profitability.

Credit Quality

The commercial finance line of business had nonperforming loans and leases at December 31, 2007 totaling $8.9 million, compared to non-performing loans and leases at December 31, 2006 and 2005 totaling $5.4 million and $3.7 million, respectively. Net charge-offs recorded by this line of business totaled $8.5 million in 2007 compared to $3.7 million in 2006 and $4.8 million in 2005. The increases in non-performing assets and charge-offs were principally concentrated in our U.S. small ticket portfolio.

Allowance for loan and lease losses at December 31, 2007 totaled $17.8 million, representing 1.38% of loans and leases, compared to a balance at December 31, 2006 of $13.5 million, representing 1.28% of loans and leases and a balance of $10.8 million or 1.32% of the portfolio at December 31, 2005. The increase in loan loss provision is directionally consistent with the increase in charge-offs as indicated below.

The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Small Ticket Leases:
Nonperforming leases	$5,246	$4,583	$2,980
Repossessed Inventory	1,242	664	804
Allowance for lease losses	11,831	7,756	6,638
Allowance for lease losses to total leases	1.77%	1.37%	1.38%
For the Period Ended:
Provision for lease losses	$10,938	$4,103	$4,585
Net charge-offs	7,440	3,233	3,961
Net charge-offs to average leases	1.20%	0.60%	0.93%
Franchise Loans:
Nonperforming loans	$3,630	$791	$720
Allowance for loan losses	5,961	5,769	4,118
Allowance for loan losses to total loans	0.96%	1.18%	1.22%
For the Period Ended:
Provision for loan losses	$2,567	$2,598	$1,626
Net charge-offs	1,093	445	845
Net charge-offs to average loans	0.21%	0.11%	0.30%

Home Equity Lending

The following table shows selected financial information for the home equity lending line of business:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$95,095	$96,068	$88,290	$98,983	$106,545
Provision for loan and lease losses	(103,242)	(22,659)	(15,811)	(4,369)	(29,575)
Noninterest income	2,535	15,186	33,667	67,847	(19,525)

Total net revenues	(5,612)	88,595	106,146	162,461	57,445
Operating expenses	(73,432)	(85,967)	(102,339)	(114,779)	(90,538)

(Loss) income before taxes	(79,044)	2,628	3,807	47,682	(33,093)
Income taxes	31,593	(1,090)	(1,555)	(19,615)	13,203

Net (loss) income	$(47,451)	$1,538	$2,252	$28,067	$(19,890)

Selected Balance Sheet Data:
Total assets	$1,481,306	$1,617,219	$1,602,400	$992,979	$1,070,634
Home equity loans and lines of credit(1)	1,458,564	1,280,497	980,406	590,175	692,637
Allowance for loan losses	(91,700)	(33,614)	(23,552)	(11,330)	(29,251)
Home equity loans held for sale	5,865	236,636	513,231	227,740	202,627
Residual interests	3,120	2,760	15,580	51,542	70,519
Mortgage servicing assets	20,071	28,231	30,502	44,000	28,425
Other borrowings	291,293	446,163	920,636	359,902	368,640
Collateralized debt	970,733	948,939	452,615	352,625	460,535
Shareholder’s equity	156,894	155,791	151,677	136,260	128,555
Selected Operating Data:
Loan volume:
Lines of credit	$33,106	$150,306	$436,451	$508,287	$324,094
Loans	421,838	853,527	1,255,185	934,027	809,222
Total managed portfolio balance	1,605,032	1,708,975	1,593,509	1,147,137	1,513,289
Delinquency ratio(2)	5.8%	3.2%	3.0%	4.8%	5.9%
Total managed portfolio balance
Including credit risk sold	$2,377,464	$2,853,726	$3,058,842	$2,807,367	$2,568,356
Weighted average coupon rate:
Lines of credit	10.62%	11.13%	10.17%	9.18%	9.71%
Loans	11.07	10.75	10.18	11.87	12.07
Gain on sale of loans to loans sold	0.51	1.32	2.51	2.24	3.81
Net home equity charge-offs to average managed portfolio	3.24	1.00	0.60	2.48	4.37

(1)	Includes $1.1 billion, $1.1 billion, $0.5 billion, $0.4 billion and $0.5 billion of loans at December 31, 2007, 2006, 2005, 2004, and 2003, respectively, that collateralize securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

Overview

Our home equity lending line of business originates, purchases, sells, and services a variety of mortgage loans nationwide. We offer mortgage products through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct subsidiary. We market our first mortgage and home equity offering principally through mortgage brokers and correspondent lenders, and also directly to consumers. Our target customers are creditworthy homeowners with limited equity in their homes as well as lenders/third parties that can benefit from specialized servicing.

Strategy

We offer mortgage loans with high combined loan-to-value (CLTV) ratios to borrowers we believe have prime credit-quality. Prior to February of 2008, we offered home equity loans with CLTVs up to 125% of their collateral value. In February 2008, we announced that we are halting production of all loans with a CLTV greater than 95% of collateral value. Mortgage loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. Historically, we sold loans through whole loan sales or funded these loans on balance sheet through secured, term financings.

In the second half of 2007, the secured, term funding market closed down. As a result, we significantly narrowed our underwriting guidelines, reduced production staff, and limited our production to only those second mortgage loans we wished to retain on balance sheet or first mortgage loans we could sell to correspondents. Market conditions in late 2007 and early 2008 are such that the current level of originations are materially reduced from our traditional levels.

In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%. For most of our home equity product offerings, we offer customers the choice to accept an early repayment fee in exchange for a lower interest rate.

Geographic Distribution of our Portfolio and Current Originations

Portfolio:  The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis as of December 31, 2007 and December 31, 2006:

	December 31,
State	2007	2006

California	9.8%	10.2%
Michigan	7.9	7.8
Colorado	7.6	7.0
Ohio	6.7	6.2
Florida	6.3	7.8
All other states	61.7	61.0

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,605,032	$1,708,975

Originations:  The following table shows the geographic composition of our home equity loan originations on a percentage basis for the periods indicated:

	December 31,
State	2007	2006

California	9.4%	8.3%
Colorado	7.9	6.5
Pennsylvania	5.7	4.0
Florida	5.1	14.0
Missouri	5.1	2.1
All other states	66.8	65.1

Total	100.0%	100.0%

For the year ended December 31, 2007, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 51% of our loan originations and 55% of our managed portfolio for this line of business. HLTVs constituted 47% of our managed portfolio at December 31, 2006. Approximately 68%, or $1.1 billion, of our home equity managed portfolio at December 31, 2007 was originated with early repayment provisions. The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2007 and 2006:

	December 31,			December 31,
	2007			2006
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)

Home Equity Portfolio
Loans 100% CLTV	$425,939	26.54%	9.04%	$536,387	31.39%	9.10%
Lines of credit 100% CLTV	246,524	15.36	9.35	319,415	18.69	9.96
First mortgages 100% CLTV	49,962	3.11	7.68	44,727	2.62	7.37

Total 100% CLTV	722,425	45.01	9.05	900,529	52.70	9.32
Loans > 100% CLTV	766,168	47.74	12.50	677,119	39.62	12.36
Lines of credit > 100% CLTV	87,825	5.47	14.00	101,683	5.95	14.55
First mortgages > 100% CLTV	23,584	1.47	8.48	22,916	1.34	8.48

Total > 100% CLTV	877,577	54.68	12.54	801,718	46.91	12.53
Other	5,030	0.31	13.58	6,728	0.39	15.03

Total managed portfolio(1)	$1,605,032	100.00%	10.97%	$1,708,975	100.00%	10.85%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.6 billion) that we service and on which we carry credit risk. At December 31, 2007, we also serviced another $0.8 billion of loans for which the credit risk is held by others.

The following table shows the composition of our loan volume by categories for the periods indicated:

	Year Ended December 31,
Product	2007	2006
	(Funding amount in thousands)

First mortgage loans
Funding Amount	$106,103	$76,499
Weighted Average Disposable Income	5,348	4,944
Weighted Average FICO score	698	689
Weighted Average Coupon	8.29%	8.24%

First mortgage loans up to 110%
Funding Amount	$2,427	$23,163
Weighted Average Disposable Income	4,059	5,886
Weighted Average FICO score	710	707
Weighted Average Coupon	9.09%	8.50%

Home equity loans up to 100% CLTV
Funding Amount	$97,788	$440,207
Weighted Average Disposable Income	5,527	6,238
Weighted Average FICO score	699	703
Weighted Average Coupon	10.36%	10.87%

Home equity loans up to 125% CLTV
Funding Amount	$215,520	$313,658
Weighted Average Disposable Income	4,807	4,382
Weighted Average FICO score	699	698
Weighted Average Coupon	12.95%	12.55%

Home equity lines of credit up to 100% CLTV
Funding Amount	$16,877	$134,574
Weighted Average Disposable Income	6,532	6,272
Weighted Average FICO score	695	693
Weighted Average Coupon	10.99%	9.67%

Home equity lines of credit up to 125% CLTV
Funding Amount	$16,228	$15,732
Weighted Average Disposable Income	5,332	4,988
Weighted Average FICO score	696	690
Weighted Average Coupon	15.06%	15.08%

All Products
Funding Amount	$454,944	$1,003,833
Weighted Average Disposable Income	5,164	5,389
Weighted Average FICO score	698	699
Weighted Average Coupon	11.29%	11.04%

Net Income

Our home equity lending business recorded a net loss of $47.5 million during the year ended December 31, 2007, compared to net income of $1.5 million in 2006 and $2.3 million in 2005.

Net Revenue

Net revenue in 2007 totaled $(6) million, compared to net revenue in 2006 and 2005 of $89 million and $106 million, respectively. The decline in net revenues is primarily a result of higher provision for loan losses which is discussed in greater detail in the “Home Equity Servicing Credit Quality” section below.

Our home equity lending business produced $0.5 billion of home equity loans in 2007 compared to $1.0 billion in 2006 and $1.7 billion in 2005. The decline in loan production in 2007 is a result of tightening guidelines and significantly reduced demand in the secondary market. The production decline accelerated during the second half of the year. In the fourth quarter of 2007, we originated only $39 million of new loans. The table below shows our originations by channel for the periods shown. “Other” principally included loans originated in a co-marketing alliance with our now discontinued mortgage banking segment.

	Year Ended December 31,
	2007	2006

Total originations in thousands	$454,944	$1,003,833
Percent correspondent	35%	27%
Percent retail loans	8	16
Percent brokered	55	32
Percent other	2	25

The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net interest income	$95,095	$96,068	$88,290
Provision for loan losses	(103,242)	(22,659)	(15,811)
Gain on sale of whole loans	950	5,048	18,767
Gain (loss) on intercompany transactions	2,091	866	(210)
Valuation adjustment on loans held for sale	(8,194)	(8,300)	(708)

(Loss) gain on sales of loans	(5,153)	(2,386)	17,849
Loan servicing fees	17,813	31,322	38,206
Amortization of servicing assets	(115)	(19,887)	(29,708)
(Impairment) recovery of servicing assets	(10,946)	647	643
Derivative (losses) gains	(350)	3,136	1,367
Other income	1,286	2,354	5,310

Total net revenue	$(5,612)	$88,595	$106,146

Net interest income was $95 million in 2007, down slightly from 2006 net interest income of $96 million, and up from $88 million in 2005.

Provision for loan losses increased to $103 million in 2007 compared to $23 million in 2006 and $16 million in 2005. The increase in provision reflects declining credit quality of home equity loans throughout 2007. During the fourth quarter, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses. We expect weakness in this portfolio to continue as long as challenging conditions in the mortgage market persist.

We completed whole loan sales during 2007 totaling $0.2 billion resulting in a gain on sale of loans of $1 million, compared to $5 million in gain on the sales of $0.4 billion of loans during 2006. In addition, net charge-offs on our loans held for sale portfolio reduced the gain on sale during 2007 and 2006.

Loan servicing fees totaled $18 million in 2007 compared to $31 million in 2006 and $38 million in 2005. The servicing portfolio on which we earn separately recorded servicing fees at our home equity lending line of business totaled $0.9 billion and $1.3 billion at December 31, 2007 and 2006, respectively. This is a subset of our entire servicing portfolio. The remainder of the servicing portfolio is associated with loans financed with securitizations, but accounted for under GAAP as portfolio loans. The decrease in loan servicing fees in 2007 relates to the smaller servicing portfolio.

Included in loan servicing fees are incentive servicing fees (ISFs). As part of certain whole loan sales, we have the right to an incentive servicing fee that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At December 31, 2007, we were receiving incentive fees for six transactions that met these performance metrics. During 2007, we earned $6.0 million in ISF fees, compared to $9.1 million during 2006. The following table summarizes ISF revenue recognized by quarter:

	2007	2006	2005
	(Dollars in thousands)

First Quarter	$1,933	$1,387	$325
Second Quarter	1,708	4,278	681
Third Quarter	1,424	659	851
Fourth Quarter	939	2,757	481

Year to date	$6,004	$9,081	$2,338

Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value of the home equity lending servicing assets using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2007, net servicing assets totaled $20 million, compared to a balance of $28 million at December 31, 2006, and $31 million at December 31, 2005. Servicing asset amortization expense, net of impairment, totaled $11 million during 2007, compared to $19 million in 2006, and $29 million in 2005. The 2007 decrease is a result of the decline in the size of the underlying servicing portfolio and slower prepayment speeds. During the first quarter of 2007, the home equity lending line of business adopted the fair value method of accounting for mortgage servicing rights in accordance with SFAS 156. As a result, we are no longer amortizing servicing rights underlying high loan-to-value first mortgages and second mortgages. Rather, we are adjusting the fair value each quarter and recognizing a fair value adjustment through “impairment” on the income statement.

We originate fixed rate loans that are susceptible to decreases in value in a period of increasing interest rates. We sell loans structured as secured financings (see Footnotes 11 and 15). This type of structure results in cash being received and debt recorded. For certain segments of these transactions there may be fixed rate loans financed by floating interest rate debt. Increasing interest rates could result in a decrease in the net interest rate margin. To protect against such decreases, we enter into derivative contracts. These contracts resulted in a $0.4 million loss in 2007. This compares to derivative gains of $3.1 million and $1.4 million in 2006 and 2005, respectively.

Operating Expenses

The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Salaries and employee benefits	$44,528	$51,335	$64,432
Other	28,904	34,632	37,907

Total operating expenses	$73,432	$85,967	$102,339

Number of employees at period end(1)	340	492	615

(1)	On a full time equivalent basis.

Operating expenses were $73 million for the year ended December 31, 2007, down from $86 million in 2006, and a decrease of 28% from 2005. Operating expenses declined in 2007 primarily due to restructuring and downsizing over the past two years as well as other cost cutting initiatives. Our 2007 operating expenses included severance and restructuring charges of $5 million compared to $6 million a year earlier.

Home Equity Servicing and Credit Quality

Our home equity lending business continues to service the majority of the loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.4 billion at December 31, 2007 compared to $2.9 billion at December 31, 2006. For whole loans sold with servicing retained totaling $0.5 billion and $0.7 billion at December 31, 2007 and 2006, respectively, we capitalize servicing fees including rights to future early repayment fees. During the first quarter of 2007, we adopted the fair value method under FAS 156. Adoption of this new standard resulted in a $2.9 million increase in our servicing asset to adjust its value to fair market value. We recorded a one time (tax-affected) cumulative adjustment to retained earnings of $1.7 million to reflect the adoption of this new standard. The servicing asset at December 31, 2007 was $20 million, down from $28 million at December 31, 2006 reflecting amortization with no new mortgage servicing rights additions.

Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into two categories at December 31, 2007: $1.5 billion of loans originated and held on balance sheet either as loans held for investment or loans held for sale, and $0.1 billion of loans and lines of credit securitized for which we retained a residual interest. In both cases, we retain credit and interest rate risk.

Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.5 billion and $0.6 billion of loans at December 31, 2007 and 2006, respectively, for which we have the opportunity to earn an incentive servicing fee. Although the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, if these loans default, we do not bear the credit risk on these pools.

The credit quality of our portfolios declined substantially in 2007, reflecting declining economic conditions, increases in unemployment, and, apparently, significantly changed attitudes among consumers about the relative consequences of defaulting on their mortgage obligations. Net credit losses in 2007 increased 244% from 2006, rising to $53 million. We expect further increases in 2008.

A disproportionate share of our realized and expected losses have arisen from a portfolio we originated prior to 2007 and held in “for sale” classification in early 2007. These loans were underwritten to third-party credit guidelines and as mortgage market conditions deteriorated in 2007, these third-party buyers left the market. Rather than selling into a depressed market, we reclassified these loans, approximately $167 million, into “held-for-investment” status, having marked them to then current market. Throughout 2007, the credit quality of these loans continued to deteriorate, leading to heightened charge-offs and higher provisions. Realized losses on these loans totaled $17 million during 2007. At December 31, 2007, our reserve for future losses on these transferred loans totaled $22 million or 17% of their unpaid principal balance.

The following table sets forth certain information for our portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

Included in the $1.5 billion of unsold loans is approximately $1.1 billion of loans which are funded through collateralized borrowings, as further explained in Footnote 11. While the Generally Accepted Accounting Principles (GAAP) treatment of these loans is to present them as “unsold” as they fail “sale” treatment under SFAS 140 (i.e., we have not surrendered complete control of the assets), legally, these loans have been transferred to bankruptcy-remote trusts (“securitization trusts”). These trusts are the issuers of the asset-backed bonds which are shown on our balance sheet as collateralized notes. We retain an interest in excess cash flows and assets (if any) of the trust once the notes are paid off, which is called the overcollateralization. This distinction is important in ascertaining our retained risk in these loans. In short, while we bear some risk of loss on these securities loans, our loss is limited to the degree of overcollateralization we accepted in selling the loans to the securitization trusts. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. It should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. As of December 31, 2007, the overcollateralization embedded in the home equity securitization trusts, or the amount we have risk to future losses, totaled approximately $150 million. In addition, unlike the loan sales historically made in the Discontinued Operations and to a limited degree, in this segment, the representations and warrants we make in selling loans to securitization trusts do not include loan performance based items. This has historically and we believe should continue to limit our loan repurchase risk in this segment.

	December 31,
	2007	2006
	(Dollars in thousands)

Managed Portfolio
Total Loans	$1,605,032	$1,708,975
30 days past due	5.78%	3.16%
90 days past due	2.53	1.19
Net Chargeoff Rate	3.24	1.00
Unsold Loans
Total Loans(1)	$1,458,095	$1,515,881
30 days past due	6.18%	3.54%
90 days past due	2.76	1.32
Net Chargeoff Rate	3.58	1.07
Loan Loss Reserve	$91,700	$33,614
Owned Residual
Total Loans	$146,937	$193,094
30 days past due	1.83%	0.20%
90 days past due	0.29	0.18
Net Chargeoff Rate	0.17	0.42
Residual Undiscounted Losses	$870	$430
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$461,237	$627,838
30 days past due	7.13%	5.40%
90 days past due	2.69	2.30

(1)	Excludes deferred fees and costs.

Mortgage Banking — (discontinued operations)

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

As discussed in Footnote 2 to the Financial Statements, we are reporting the results of our mortgage banking business as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale in the consolidated balance sheet.

Secondary market conditions negatively affected the wind-down. During the year, the discontinued segment lost $31 million, compared to losses of $36 million in 2006 and $17 million in 2005. The majority of our current losses relate to credit costs for alleged breaches of representations and warrants made when loans were sold to the secondary market and, during the first portion of 2007, from early payment defaults. Our risk for repurchases for alleged breaches of representations and warrants extends through the life of the loans we originated prior to the sale of the segment in 2006 (whereas our obligation for repurchase due to early payment default typically lasts for approximately six months). Historically, the emergence period for the majority of these repurchase requests has been within three to four years after origination, but we experienced an increase in early-term repurchase requests due to early payment defaults and external fraud. It has now been approximately 18 months since we last originated a loan in this segment, so we expect claims arising due to borrower misrepresentation to subside in the near-term.

During 2007, requests for these repurchases increased materially in the first three quarters of the year before falling in the fourth quarter. Additionally, the principal cause of the repurchase requests changed meaningfully during the year, as a majority of the requests were based on the appearance of misrepresentation by borrowers or third-parties involved in the loan origination. To account for this increase in frequency and likely severity of loss from repurchased loans, during the third quarter we modified the method by which we estimate future loss risk. We used a statistical analysis to estimate future repurchase obligations. The analysis is based on a quantitative methodology similar to a vintage loss forecast, which projects losses based upon the age of loans. Loss curves have been developed based on historical data of repurchased loans, including the most recent activity where losses have been elevated. This analysis of historic actual repurchases is used to calculate expected lifetime and annual estimates of repurchases. As with vintage loss forecasts, this methodology takes into account differences in the quality of loans that were originated each year, as well as the likelihood of an investor demanding repurchase as loans age. Application of this revised analysis resulted in a repurchase liability of $23 million at December 31, 2007.

The liability for repurchase risk does not include an estimate of amounts the Corporation may be able to recover from third parties on whom it relied in the origination of these loans it is now at risk of repurchasing. We believe this recovery effort could produce meaningful returns.

While we believe this liability reserve fully reflects our risk of loss in the current and expected environment, we are using these analyses to project losses during an environment with little precedent. These provisions and liabilities are based on current market conditions and our expectations of future losses that have not yet been incurred. Given that the period for which data is available for some vintages is very short, the extrapolation in the model may not be reliable and could result in significant changes to reserves derived from those vintages in future periods. We update the reserve analyses as more data is available.

Parent and Other

Results at the parent company and other businesses totaled a net loss of $6.1 million for the year ended December 31, 2007, compared to losses of $7.6 million during the same period in 2006 and $0.8 million in 2005. These losses at the parent company primarily relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2007, we allocated $18 million of these expenses to our subsidiaries, compared to $14 million and $18 million during 2006 and 2005, respectively.

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

The Board of Directors has primary responsibility for establishing the Corporation’s risk appetite and overseeing its risk management system. Primary responsibility for management of risks within the risk appetite set by the Board of Directors rests with the managers of our business units, who are responsible for establishing and maintaining internal control systems and procedures that are appropriate for their operations. To provide an independent assessment of line management’s risk mitigation procedures, we have established a centralized enterprise-wide risk management function. To maintain independence, this function is staffed with managers with substantial expertise and experience in various aspects of risk management who are not part of line management. They report to the Chief Risk Officer (CRO), who in turn reports to the Risk Committee of our Board of Directors. Our Internal Audit function independently audits both risk management activities in the lines of business and the work of the centralized enterprise-wide risk management function and reports directly to the Audit Committee of our Board of Directors.

Given the changes in the scope of the Corporation, our efforts to date to improve our risk management systems, and heightened industry and regulatory focus around credit, market, liquidity, operational and compliance risks, the Board, having reviewed and evaluated results of reports from Internal Audit, Risk Management, and regulatory exams, embarked in 2006 on a comprehensive review of our risk management systems. These assessments were conducted at the Board’s direction by a third-party to ensure independence and access to best-in-class practices. As a result of these assessments, management has developed a program of risk management improvement steps that it has begun implementing on an enterprise-wide basis. As of December 31, 2007, we have substantially completed the actions required under this program and have turned attention to assuring we have systems in place to make these changes sustainable.

The objective of formal processes to manage risk is to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.

Our CEO, CFO, CAO, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Risk Committee. Our Director of Internal Audit attends these meetings as an Observer. Our Chief Risk Officer, who reports directly to the Risk Committee, chairs the ERMC. To ensure coordination between Risk Committee and the Audit Committee, the Chair of each committee is a member of the other committee.

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

The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118,

“Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance at the segment level no less frequently than on a quarterly basis and through review by a Committee chartered by the Board’s Audit Committee.

Within the allowance, there are specific and general loss components. The specific loss component which applies to commercial loans, is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the collateral value of the loan implies a value that is lower than carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or delinquent loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by vintage, with an estimated loss ratio or migration pattern applied against each product type and vintage. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic migration rate behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.

Net charge-offs for the year ended December 31, 2007 were $64 million, or 1.2% of average loans, compared to $20 million, or 0.4% of average loans during 2006. Net charge-offs in 2005 were $11 million or 0.3% of average loans. The increase in charge-offs and allowance relates primarily to our home equity lending business. At December 31, 2007, the allowance for loan and lease losses was 2.5% of outstanding loans and leases and 1.4% at year-end 2006 and 1.3% in 2005.

The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Loans and leases outstanding at end of period, net of unearned income	$5,696,230	$5,238,193	$4,477,943	$3,440,689	$3,147,094

Average loans and leases for the period, net of unearned income	$5,486,727	$4,854,368	$3,875,394	$3,312,785	$3,151,325

Allowance for possible loan and lease losses:
Balance beginning of period	$74,468	$59,223	$43,441	$63,005	$50,320
Charge-offs:
Commercial, financial and agricultural loans	9,160	3,503	2,976	3,262	4,263
Real estate mortgage loans	52,665	21,418	10,656	15,381	23,522
Consumer loans	1,846	328	723	351	765
Commercial Financing:
Franchise financing	1,093	481	870	88	146
Domestic leasing	6,091	2,709	2,190	6,581	6,026
Canadian leasing	3,139	2,371	2,786	2,517	2,590

Total charge-offs	73,994	30,810	20,201	28,180	37,312

Recoveries:
Commercial, financial and agricultural loans	597	576	767	318	77
Real estate mortgage loans	7,515	8,595	7,068	3,899	2,198
Consumer loans	197	154	85	169	248
Commercial Financing:
Franchise financing	—	35	25	—	—
Domestic leasing	1,313	923	583	626	448
Canadian leasing	477	925	432	323	449

Total recoveries	10,099	11,208	8,960	5,335	3,420

Net charge-offs	(63,895)	(19,602)	(11,241)	(22,845)	(33,892)
Reduction due to sale of loans	(1,225)	—	(403)	(627)	(234)
Reduction due to reclassification of loans	—	(246)	—	(10,808)	(690)
Foreign currency adjustment	519	(8)	119	243	582
Provision charged to expense	134,988	35,101	27,307	14,473	46,919

Balance end of period	$144,855	$74,468	$59,223	$43,441	$63,005

	At or for the Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Allowance for possible loan and lease losses by category:
Commercial, financial and agricultural loans	$33,667	$25,593	$19,927	$18,126	$20,571
Real estate mortgage loans	91,934	33,840	23,553	11,330	30,165
Consumer loans	1,462	1,510	4,879	4,242	809
Commercial Financing:
Franchise financing	5,961	5,769	4,118	3,728	2,158
Domestic leasing	7,503	4,326	3,144	2,926	6,285
Canadian	4,328	3,430	3,602	3,089	3,017

Totals	$144,855	$74,468	$59,223	$43,441	$63,005

Percent of loans and leases to total loans and leases by category:
Commercial, financial and agricultural loans	37%	39%	42%	48%	48%
Real estate mortgage loans	40	40	39	33	36
Consumer loans	1	1	1	1	1
Commercial Financing:
Franchise financing	11	9	7	7	5
Domestic leasing	4	5	5	4	4
Canadian	7	6	6	7	6
Ratios:
Net charge-offs to average loans and leases(1)	1.2%	0.4%	0.3%	0.7%	1.1%
Allowance for possible loan losses to loans and leases outstanding	2.5%	1.4%	1.3%	1.3%	2.0%

Total nonperforming loans and leases at December 31, 2007, were $76 million, compared to $38 million at December 31, 2006, and $37 million at December 31, 2005. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2007 were 1.3%, compared to 0.7% at December 31, 2006, and 0.8% in 2005. The 2007 increase in nonperforming loans occurred across all three of our continuing lines of business with the largest increases attributable to commercial banking and home equity lending. Other real estate owned totaled $15.6 million at December 31, 2007, up from $15.2 million at the same date in 2006 and 2005. Total nonperforming assets at December 31, 2007 were $93 million, or 1.5% of total assets. Nonperforming assets at December 31, 2006, totaled $58 million, or 0.9% of total assets, compared to $54 million, or 0.8%, in 2005.

The following table shows information about our nonperforming assets at the dates shown:

	December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$177	$—	$—	$—	$4,172
Real estate mortgages	151	—	—	—	—
Consumer loans	41	73	455	645	226
Commercial financing:
Franchise financing	—	—	—	—	151
Domestic leasing	311	83	73	—	8
Foreign leasing	177	236	71	12	70

	857	392	599	657	4,627

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	25,797	13,296	17,693	20,394	20,447
Real estate mortgages	40,681	18,125	14,237	8,510	14,663
Consumer loans	587	696	1,335	208	769
Commercial financing:
Franchise financing	3,630	791	720	1,193	552
Domestic leasing	2,595	2,495	1,383	1,029	1,364
Foreign leasing	2,163	1,768	1,452	1,702	1,943

	75,453	37,171	36,820	33,036	39,738

Total nonperforming loans and leases	76,310	37,563	37,419	33,693	44,365

Nonperforming Loans held for Sale not guaranteed	79	5,564	965	2,066	1,695
Other real estate owned & other repossessed assets	16,885	15,170	15,226	9,427	6,431

Total nonperforming assets	$93,274	$58,297	$53,610	$45,186	$52,491

Nonperforming loans and leases to total loans and leases	1.3%	0.7%	0.8%	1.0%	1.4%

Nonperforming assets to total assets	1.5%	0.9%	0.8%	0.9%	1.1%

For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

The $93 million of nonperforming assets at December 31, 2007, were concentrated at our lines of business as follows:

	December 31,	December 31,
	2007	2006
	(In millions)

• Commercial banking	$34	$19
• Commercial finance	10	5
• Home equity lending	46	23
• Mortgage banking	3	11

Interest income of approximately $5.5 million would have been recorded during 2007 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2007 on nonaccrual and restructured loans was approximately $2.4 million.

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

The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2007, the ratio of loans (which excludes loans held for sale) to total deposits was 171%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elected to exercise a “clean up call.” The ratio of loans to total deposits after reducing loans for those funded with secured financings was 126%.

As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2007, the aggregate contractual obligations are:

	Payments Due by Period
		One Year	Over One to	Over Three to	After
	Total	or Less	Three Years	Five Years	Five Years
	(Dollars in thousands)

Deposits with contractual maturity	$1,548,982	$1,094,464	$380,741	$66,628	$7,149
Deposits without a stated maturity	1,776,506	1,776,506	—	—	—
Other borrowings	802,424	456,912	179,241	100,667	65,604
Collateralized debt	1,213,139	305,094	414,472	470,081	23,492
Other long-term debt	233,878	5	—	—	233,873
Operating leases	40,964	10,228	16,817	9,385	4,534

Total	$5,615,893	$3,643,209	$991,271	$646,761	$334,652

The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, the home equity lending line of business historically funded a high percentage of their loan production via whole loan sales and/or asset securitization. Given the secondary market disruptions in 2007, we curtailed loan production sharply.

Included in our long-term debt in the above table is subordinated debt of $204 million that matures from 2032 to 2037; however, we may redeem the debentures at any time after five years from the date of issuance. These debentures are included in the maturity categories in the table above based on the maturity date.

Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds. Core deposits totaled $2.3 billion at December 31, 2007 compared to $2.4 billion at December 31, 2006.

Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At December 31, 2007, these deposit types totaled $1.6 billion, a decrease of $0.1 billion from December 31, 2006. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.

CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.5 billion at December 31, 2007, unchanged from December 31, 2006. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and typically do not involve a direct relationship with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.6 billion at December 31, 2007, and had an average remaining life of 17 months as compared to $0.5 billion outstanding with a 17 month average remaining life at December 31, 2006.

Escrow account deposits are related to the servicing of our first mortgage loans. At December 31, 2007 these escrow balances totaled $1.5 million, compared to $0.3 billion at December 31, 2006. We sold the majority of our mortgage servicing rights in 2006 and transferred the servicing and related escrows in early 2007. These escrow deposits have been replaced in our funding profile by other deposit and borrowings.

Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2007, FHLBI borrowings outstanding totaled $0.6 billion, a $0.2 billion increase from December 31, 2006. We had sufficient collateral pledged to FHLBI at December 31, 2007 to borrow an additional $0.3 billion, if needed.

In addition to borrowings from the FHLBI, we use other lines of credit as needed. We have two lines of credit subject to compliance with certain financial covenants set forth in these facilities including, but not limited to, profitability and the level of nonperforming loans. Due to our net loss in 2007, we requested and obtained a waiver for a parent company credit facility with respect to certain net income related covenants. As a result of this waiver, we are in compliance with all applicable covenants as of December 31, 2007. Due to infrequent use of this credit facility (twice in the past two years only to test its availability), we have subsequently chosen to close this facility.

At December 31, 2007, the amount of other borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Lines of credit with correspondent banks, including fed funds lines: $18 million outstanding out of $175 million available but not committed

•	Lines of credit with non-correspondent banks, including fed funds lines: $210 million outstanding

•	Warehouse lines of credit and conduits to fund Canadian sourced small ticket leases: $242 million outstanding on $391 million of borrowing facilities

In order to further diversify our funding sources, we have recently developed an internet deposit platform. Element Financial (https://www.element-direct.com) offers CDs nationally in denominations of $5 thousand and larger. This initiative was released late in the second quarter of 2007 and, as a result, we had raised $79 million of deposits through this channel as of December 31, 2007.

We have a number of funding sources which are important to our operations. For example, we are a member (and customer) of the Federal Home Loan Bank of Indianapolis, we have a significant Canadian dollar funding facility with a single bank domiciled in Canada, and we have a significant deposit relationship with one of our commercial banking branches. In those instances where we have significant single relationships, on either the loan or funding side of the balance sheet, we examine each relationship more intensively than others and have developed contingency plans for the loss of these significant customer relationships. The loss of any one of these significant relationships would require changes to our funding program, but not in a manner which we would consider adversely material.

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

Our commercial banking and home equity lines of business assume interest rate risk by holding MSRs ($23 million at December 31, 2007). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.

The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2007. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2007, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the period-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at period end.

The tables that follow should be used with caution.

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, nor consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The tables below show modeled changes in interest rates for individual asset and liability classes. Asset and liability classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk if all yield curves do not move in parallel as the model assumes.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/−2%” and “+/−1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix.

Economic Value Change Method

	Present Value at December 31, 2007
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets	$6,174,082	$6,078,649	$5,984,930	$5,893,598	$5,804,628
Loans held for sale	6,652	6,467	6,248	5,968	5,648
Mortgage servicing rights	17,894	21,052	24,766	27,441	29,196
Residual interests	11,831	11,947	12,047	12,184	12,269
Interest sensitive financial derivatives	(17,927)	(11,324)	(5,061)	955	7,009

Total interest sensitive assets	6,192,532	6,106,791	6,022,930	5,940,146	5,858,750
Interest Sensitive Liabilities
Deposits	(3,287,120)	(3,256,158)	(3,227,564)	(3,194,925)	(3,160,041)
Short-term borrowings(1)	(1,075,226)	(1,062,628)	(1,050,608)	(1,039,129)	(1,028,158)
Long-term debt	(1,249,658)	(1,237,609)	(1,224,238)	(1,205,172)	(1,183,541)

Total interest sensitive liabilities	(5,612,004)	(5,556,395)	(5,502,410)	(5,439,226)	(5,371,740)
Net market value as of December 31, 2007	$580,528	$550,396	$520,520	$500,920	$487,010

Change from current	$60,008	$29,876	$—	$(19,600)	$(33,510)

Net market value as of December 31, 2006	$306,903	$293,703	$277,491	$260,236	$240,367

Potential change	$29,412	$16,212	$—	$(17,255)	$(37,124)

(1)	Includes certain debt which is categorized as “collateralized debt” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2007
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets(1)	$—	$—	$—	$—	$—
Loans held for sale	6,134	6,134	6,134	5,855	5,534
Mortgage servicing rights	16,316	19,496	23,234	25,926	27,693
Residual interests	11,831	11,947	12,047	12,184	12,269
Interest sensitive financial derivatives	(17,927)	(11,324)	(5,061)	955	7,009

Total interest sensitive assets	16,354	26,253	36,354	44,920	52,505
Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Other borrowings(1)	—	—	—	—	—
Long-term debt(1)	—	—	—	—	—

Total interest sensitive liabilities(1)	—	—	—	—	—
Net market value as of December 31, 2007	$16,354	$26,253	$36,354	$45,920	$52,505

Potential change	$(20,000)	$(10,101)	$—	$8,566	$16,151

Net market value as of December 31, 2006	$264,698	$272,986	$279,737	$279,659	$279,200

Potential change	$(15,039)	$(6,751)	$—	$(78)	$(537)

(1)	Value does not change in GAAP presentation.

Off-Balance Sheet Instruments

In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. We follow the same credit policies in making commitments and contractual obligations as we do for our on-balance sheet instruments. See Footnote 16 of the Financial Statements for further discussion related to guarantees.

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2007 and December 31, 2006, respectively, were $1.1 billion and $1.0 billion. We had $22 million and $25 million in irrevocable standby letters of credit outstanding at December 31, 2007 and December 31, 2006, respectively.

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

Operational and Compliance Risk.

Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include reputational and legal risks, as well as the potential for processing or modeling errors, internal or external fraud, failure of computer systems, unauthorized access to information, and external events that are beyond the control of the Corporation, such as natural disasters.

Compliance risk is the risk of loss resulting from failure to comply with laws and regulations. While Irwin Financial is exposed to a variety of compliance risks, the two most significant arise from our consumer lending activities and our status as a public company.

Our Board of Directors has ultimate accountability for the level of operational and compliance risk we assume. The Board guides management by approving our business strategy and significant policies. Our management and Board have also established (and continue to improve) a control environment that encourages a high degree of awareness of the need to identify and alert senior management and the Board of potential control issues on a timely basis.

The Board has directed that primary responsibility for the management of operational and compliance risk rests with the managers of our business units, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. Our enterprise-wide risk management function provides an independent assessment of line management’s operational risk mitigation procedures. This function, which includes enterprise-wide oversight of compliance, reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Committee of our Board of Directors. We have developed risk and control summaries for our key business processes. Line of business and corporate-level managers use these summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the management committees of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act.

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

Our subsidiary, Irwin Union Bank and Trust, entered into a memorandum of understanding, which is considered an informal agreement, with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of Irwin Union Bank and Trust and its subsidiaries. Irwin Union Bank and Trust agreed to and did provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, through the required period ending September 30, 2007. We believe we have been responsive in developing and implementing plans to address the issues raised by the Federal Reserve Bank of Chicago. We are waiting for the Federal Reserve Bank of Chicago to perform a validation of the actions we took to address their concerns. However, if the Federal Reserve Bank of Chicago concludes the actions we took are not sufficient, we could experience additional regulatory action.

In consideration of the Corporation’s capital position, on February 28, 2008, the Board of Directors elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Mindful of regulatory policy and the current economic environment, the Board took these steps to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy. The Board believes the elevated uncertainty in the current environment demands a greater bias to capital retention on a precautionary basis than distribution of cash from retained earnings for maintenance of historic dividends. The Board will reassess its dividend policy regularly. The ability to pay future dividends is subject to regulatory restrictions. See the discussions in Part I, “Supervision and Regulation” on “Dividends” under the “Bank Holding Company” section, and on “Dividend Limitations” under the “Bank and Thrift Regulation” section.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are reported in the Market Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 67 through 69.

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

As of December 31, 2007, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that internal control over financial reporting as of December 31, 2007 was effective.

Our effectiveness of internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our financial statements, as stated in their report which follows.

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

-s- William I. Miller	-s- Gregory F. Ehlinger

William I. Miller Chairman and Chief Executive Officer	Gregory F. Ehlinger Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited Irwin Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Irwin Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Irwin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Irwin Financial Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited the accompanying consolidated balance sheets of Irwin Financial Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irwin Financial Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 19 to the consolidated financial statements, during 2006 the Company changed its method of accounting for the recognition of share-based compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Irwin Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion thereon.

Chicago, Illinois
March 12, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of
Irwin Financial Corporation:

In our opinion, the consolidated statements of income, shareholders’ equity and cash flows for the year ended December 31, 2005 present fairly, in all material respects, the results of operations and cash flows of Irwin Financial Corporation and its subsidiaries for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

New York, New York
March 3, 2006, except for the effects of
discontinued operations discussed
in Note 2 to the consolidated
financial statements, as to which
the date is February 27, 2007

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2007	2006
	(Dollars in thousands)

Assets:
Cash and cash equivalents — Notes 1 and 3	$78,212	$145,765
Interest-bearing deposits with financial institutions	31,841	53,106
Residual interests	12,047	10,320
Investment securities- held-to-maturity (Fair value: $18,134 and $17,893 at December 31, 2007 and 2006) — Note 4	18,123	18,066
Investment securities- available-for-sale — Note 4	59,684	47,776
Investment securities- other — Note 4	62,588	62,588
Loans held for sale	6,134	237,510
Loans and leases, net of unearned income — Note 5	5,696,230	5,238,193
Less: Allowance for loan and lease losses — Note 6	(144,855)	(74,468)

	5,551,375	5,163,725
Servicing assets — Note 7	23,234	31,949
Accounts receivable	38,710	208,585
Accrued interest receivable	26,291	26,470
Premises and equipment — Note 8	38,178	36,211
Other assets	215,874	139,314
Assets held for sale — Note 2	3,814	56,573

Total assets	$6,166,105	$6,237,958

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$306,820	$687,626
Interest-bearing	2,357,050	1,756,109
Certificates of deposit over $100,000	661,618	1,107,781

	3,325,488	3,551,516
Other borrowings — Note 10	802,424	602,443
Collateralized debt — Note 11	1,213,139	1,173,012
Other long-term debt — Note 12	233,873	233,889
Other liabilities	131,881	146,596

Total liabilities	5,706,805	5,707,456

Commitments and contingencies — Notes 13, 14, and 16
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares;	—	—
Noncumulative perpetual preferred stock — 15,000 authorized and issued;	14,441	14,518
Common stock, no par value — authorized 40,000,000 shares; issued 29,896,464 shares and 29,879,773 as of December 31, 2007 and 2006; 670,169 and 143,543 shares in treasury as of December 31, 2007 and 2006	116,542	116,192
Additional paid-in capital	2,557	1,583
Accumulated other comprehensive income (loss), net of deferred income tax benefit of $4,367 and $4,813 as of December 31, 2007 and 2006	1,032	(4,364)
Retained earnings	337,524	405,835

	472,096	533,764
Less treasury stock, at cost	(12,796)	(3,262)

Total shareholders’ equity	459,300	530,502

Total liabilities and shareholders’ equity	$6,166,105	$6,237,958

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except per share)

Interest income:
Loans and leases	$494,165	$435,952	$312,034
Loans held for sale	6,830	34,372	43,540
Residual interests	1,100	1,536	6,948
Investment securities	10,315	8,741	7,629
Federal funds sold	619	1,527	387

Total interest income	513,029	482,128	370,538

Interest expense:
Deposits	137,360	132,221	83,861
Other borrowings	29,064	19,482	9,521
Collateralized debt	68,601	53,720	25,587
Other long-term debt	15,611	19,266	20,102

Total interest expense	250,636	224,689	139,071

Net interest income	262,393	257,439	231,467
Provision for loan and lease losses — Note 6	134,988	35,101	27,307

Net interest income after provision for loan and lease losses	127,405	222,338	204,160
Other income:
Loan servicing fees	19,275	32,844	39,678
Amortization of servicing assets — Note 7	(1,199)	(21,027)	(31,014)
(Impairment) recovery of servicing assets — Note 7	(10,946)	646	891

Net loan administration income	7,130	12,463	9,555
Gain from sales of loans	3,363	1,766	22,860
Trading gains	1,329	1,282	3,105
Derivative (losses) gains, net	(9,720)	3,820	(2,100)
Other	25,282	25,290	23,301

	27,384	44,621	56,721
Other expense:
Salaries	97,028	107,864	110,463
Pension and other employee benefits	27,519	27,602	25,812
Office expense	9,316	9,130	8,587
Premises and equipment	23,539	22,748	21,286
Marketing and development	5,532	3,041	4,373
Professional fees	8,915	10,738	10,414
Other	27,918	29,565	23,104

	199,767	210,688	204,039

(Loss) income before income taxes from continuing operations	(44,978)	56,271	56,842
Provision for income taxes	(20,848)	18,870	20,595

Net (loss) income from continuing operations	(24,130)	37,401	36,247

Loss from discontinued operations, net of $20,581 and $23,832 and $11,613 income tax benefit, respectively — Note 2	(30,543)	(35,674)	(17,260)

Net (loss) income	$(54,673)	$1,727	$18,987

Earnings per share from continuing operations: — Note 20
Basic	$(0.87)	$1.27	$1.27

Diluted	$(0.90)	$1.25	$1.26

Earnings per share: — Note 20
Basic	$(1.91)	$0.06	$0.67

Diluted	$(1.94)	$0.05	$0.66

Dividends per share	$0.48	$0.44	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income
				Unrealized	Unrealized	Defined		Additional
		Retained	Foreign	Gain/loss	Gain/loss	Benefit	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Plans	Compensation	Capital	Stock	Stock	Stock
	(Dollars in thousands)

Balance at January 1, 2005	$501,185	$412,027	$2,648	$60	$—	$(254)	$(660)	$383	$112,000	$—	$(25,019)
Net income	18,987	18,987
Unrealized loss on investment securities net of $290 tax benefit	(433)			(433)
Unrealized gain on interest rate cap net of $503 tax liability	754				754
Foreign currency adjustment	693		693
Minimum SERP liability net of $13 tax benefit	(20)					(20)

Other comprehensive income	994

Total comprehensive income	19,981
Deferred compensation	(99)						(99)
Cash dividends	(11,426)	(11,426)
Tax benefit on stock option exercises	617							617
Treasury stock:
Purchase of 51,056 shares	(1,201)										(1,201)
Sales of 217,097 shares	3,277	(804)						(1,000)			5,081

Balance at December 31, 2005	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$—	$(21,139)

Net income	1,727	1,727
Unrealized gain on investment securities net of $19 tax liability	29			29
Unrealized loss on interest rate swap	(784)				(784)
Foreign currency adjustment	(457)		(457)
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $61 tax liability	91					91

Other comprehensive income	(1,121)

Total comprehensive income	606
Adoption of FAS 158, net of $4,460 tax benefit — Note 1	(6,691)					(6,691)
Adoption of FAS 123R	—						759	50			(809)
Cash dividends	(13,110)	(13,110)
Tax benefit on stock option exercises	535							535
Stock option expense	1,742							1,742
Conversion of Trust Preferred shares to 1,013,938 shares of common stock	20,248	(1,058)							1,805		19,501
Sales of 15,000 shares of preferred stock	14,518									14,518
Sales of 177,181 shares of common stock	2,387								2,387
Treasury stock:
Purchase of 200,604 shares	(4,363)										(4,363)
Sales of 147,097 shares	2,296	(508)						(744)			3,548

Balance at December 31, 2006	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$—	$1,583	$116,192	$14,518	$(3,262)

Net loss	(54,673)	(54,673)
Unrealized loss on investment securities net of $734 tax benefit	(1,101)			(1,101)
Unrealized loss on interest rate swap net of $1,031 tax benefit	(1,546)				(1,546)
Foreign currency adjustment	6,274		6,274
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $1,193 tax liability	1,769					1,769

Other comprehensive income	5,396

Total comprehensive income	(49,277)
Adoption of FAS 156, net of $1,162	1,743	1,743
tax liability
Cash dividends — Common stock	(14,046)	(14,046)
Cash dividends — preferred stock	(1,335)	(1,335)
Tax benefit on stock option exercises	91							91
Stock compensation expense	2,509							2,509
Stock issuance costs	(77)									(77)
Treasury & common stock:
Purchase of 673,615 shares	(12,804)										(12,804)
Sales of 164,506 shares	1,994							(1,626)	350		3,270

Balance at December 31, 2007	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$—	$2,557	$116,542	$14,441	$(12,796)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

(Loss) income from continuing operations	$(24,130)	$37,401	$36,247
(Loss) from discontinued operations	(30,543)	(35,674)	(17,260)

Net (loss) income	(54,673)	1,727	18,987
Adjustments to reconcile net income to cash provided (used) by operating activities:
Depreciation, amortization, and accretion, net	10,413	10,141	11,602
Amortization and impairment of servicing assets	12,395	61,370	80,697
Provision for loan and lease losses	134,988	35,288	26,852
Deferred income tax	(34,582)	(109,018)	(23,789)
Gain on sale of mortgage servicing assets	—	17,961	(14,412)
(Loss) gain from sales of loans held for sale	9,056	(39,754)	(98,127)
Originations and purchases of loans held for sale	(559,298)	(7,237,809)	(12,883,903)
Proceeds from sales and repayments of loans held for sale	791,712	8,262,743	12,502,574
Proceeds from sale of mortgage servicing assets	139	267,094	79,724
Net (increase) decrease in residuals	(627)	13,332	33,986
Net decrease (increase) in accounts receivable	169,875	(96,952)	10,246
Other, net	(49,706)	(100,215)	4,315

Net cash provided (used) by operating activities	429,692	1,085,908	(251,248)

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	2,036	2,313	461
Available-for-sale	3,658	13,112	5,801
Purchase of investment securities:
Held-to-maturity	(2,167)	(4,114)	—
Available-for-sale	(17,455)	(23,197)	(3,599)
Net decrease (increase) in interest-bearing deposits	21,265	(1,976)	(3,985)
Net increase in loans, excluding sales	(485,986)	(820,664)	(1,115,391)
Proceeds from the sale of loans	—	—	57,625
Other, net	(9,100)	(11,376)	(8,331)

Net cash used by investing activities	(487,749)	(845,902)	(1,067,419)

Financing activities:
Net (decrease) increase in deposits	(226,028)	(347,477)	503,730
Net (decrease) increase in other borrowings	199,981	(395,001)	760,167
Repayments of long-term debt	(16)	(14)	(12)
Proceeds from issuance of collateralized debt	364,579	931,406	472,515
Repayments of collateralized debt	(324,505)	(427,373)	(351,049)
Proceeds from the issuance of trust preferred securities	—	61,500	51,750
Redemption of trust preferred securities	—	(77,509)	(51,750)
Proceeds from the sale of noncumulative perpetual preferred stock	—	14,518	—
Purchase of treasury stock for employee benefit plans	(12,804)	(4,363)	(1,201)
Proceeds from sale of stock for employee benefit plans	2,085	7,740	3,277
Dividends paid	(15,381)	(13,110)	(11,426)

Net cash (used) provided by financing activities	(12,089)	(249,683)	1,376,001

Effect of exchange rate changes on cash	2,593	(44)	1,051

Net (decrease) increase in cash and cash equivalents	(67,553)	(9,721)	58,385
Cash and cash equivalents at beginning of period	145,765	155,486	97,101

Cash and cash equivalents at end of period	$78,212	$145,765	$155,486

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$251,019	$239,934	$146,005

Income taxes paid	$13,098	$93,687	$19,171

Noncash transactions:
Adoption of FAS 156	$2,905	$—	$—

Transfer of loans from held for sale to held for investment	$166,773	$—	$—

Other real estate owned	$13,544	$11,675	$16,236

Conversion of trust preferred stock to common stock	$—	$20,248	$—

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Consolidation:  Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance and home equity lending. We have exited the mortgage banking segment, maintaining a limited staff to manage our residual liabilities and responsibilities from past activities. Our direct and indirect subsidiaries include, Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Commercial Finance Corporation, Irwin Home Equity Corporation and Irwin Mortgage Corporation. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.

For the mortgage banking line of business we have exited, the financial statements and footnotes within this report conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.” Certain of the balance sheet assets and liabilities related to this line of business are being reported as assets held for sale. See Note 2 for additional information.

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

Direct Financing Leases:  At lease inception, we record an asset representing the aggregate future minimum lease payments and deferred incremental direct costs less unearned income. Income is recognized over the life of the lease, which generally averages three to four years, in order to provide an approximate constant yield on the outstanding principal balance.

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

Income Taxes:  A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, “Accounting for Income Taxes,” deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates.

Recent Accounting Developments:  In March 2006, the FASB issued SFAS 156. This statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable. The statement permits, but does not require, the subsequent measurement of classes of servicing assets and servicing liabilities at fair value, to better align with the use of derivatives used to mitigate the inherent risks of these assets and liabilities. Offsetting changes in fair value are recognized through income. This statement was effective as of January 1, 2007. We elected the fair value treatment for servicing rights associated with second mortgage and high loan-to-value first mortgage loans at our home equity lending line of business. For all other servicing rights, we continue to use the amortization method. Implementation of the fair value treatment under SFAS 156 resulted in a one-time increase to retained earnings of $1.7 million. This represents the after-tax effect of the $2.9 million fair value adjustment to the mortgage servicing asset as of January 1, 2007.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Based upon our evaluation of this new standard, it will not have a material impact on our financial statements.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure certain financial instruments at fair value. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We currently have no plans to implement this new elective standard in 2008.

Effective January 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN 48, we did not recognize any material adjustment in our liability for unrecognized tax benefits (see Note 21).

Note 2 —	Discontinued Operations

In 2006 and early 2007, we sold the mortgage banking line of business’ origination operation including the majority of this segment’s loans held for sale. Approximately $0.3 billion of loans held for sale as well as certain other assets and liabilities were sold resulting in a loss of $9 million including disposition costs. These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. Loans and loans held for sale totaling $2 million remain on our consolidated balance sheet and are classified as “assets held for sale” at December 31, 2007. These assets are carried at their fair value less costs to sell.

We also sold this segment’s capitalized mortgage servicing rights. Mortgage servicing rights with an underlying unpaid principal balance of $19 billion were sold to four unrelated parties resulting in a loss of $21 million, which is reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. The loss was partially offset by associated derivative gains of $11 million. As a result of these sales, we are carrying $31 million of receivables from these buyers at December 31, 2007.

In addition to the losses discussed above, we also incurred losses of $10 million in connection with contract termination costs and severance benefits. These losses were recorded in accordance with SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These losses are reflected in “Loss from discontinued operations” in the Consolidated Statement of Income. At December 31, 2007, there were $2 million of accrued but unpaid expenses associated with our sale of the mortgage banking business.

In January 2007, we transferred certain assets associated with our servicing platform and placed the bulk of our remaining staff with New Century Financial. We have some staff continuing to work at Irwin Mortgage Corporation through the wind-down of our remaining assets, such as repurchased loans.

In accordance with the provisions of SFAS 144, the results of operations of the mortgage banking line of business for the current and prior periods have been reported as discontinued operations. In addition, certain of the remaining assets for this segment have been reclassified as held for sale on the consolidated balance sheet.

Results for this discontinued portion of our business are as follows:

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net revenues	$(17,190)	$37,983	$98,643
Other expense	(33,934)	(97,489)	(127,516)

Loss before income taxes	(51,124)	(59,506)	(28,873)
Income taxes	20,581	23,832	11,613

Net loss from discontinued operations	$(30,543)	$(35,674)	$(17,260)

	December 31,
	2007	2006
	(Dollars in thousands)

Loans, net of allowance and Loans held for sale	$1,281	$48,555
Net servicing asset	—	385
Other assets	2,533	7,633

Assets held for sale	$3,814	$56,573

Note 3 —	Restrictions on Cash and Dividends

Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain minimum average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2007, we exceeded this requirement.

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.

In addition to the limitations imposed by Indiana Law, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. As a result of our losses in 2007, the bank cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceeds dividends during the same periods. We sought and were granted such approval for a $15 million dividend in the second quarter of 2007. Our ability to pay dividends in the future on our Trust Preferred, non-cumulative perpetual preferred, and common stock is dependent on our ability to dividend from Irwin Union Bank and Trust, for which prior regulatory approval will be necessary from the Indiana Department of Financial Institutions and the Federal Reserve Bank of Chicago.

In consideration of the Corporation’s capital position, on February 28, 2008, the Board of Directors elected to defer dividend payments on the Corporation’s trust preferred securities and elected to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. These steps are being undertaken to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy.

Interest on the subordinated debt underlying the trust preferred securities will continue to accrue at its scheduled rate and cash dividends will be paid to holders prior to the resumption of dividends on the non-cumulative perpetual preferred and common stock.

The board took action on the perpetual preferred and common stock as it believes, in a total stakeholder balance, that the elevated uncertainty in the current environment demands a greater bias to capital retention on a precautionary basis than distribution of cash from retained earnings for maintenance of historic dividends.

The Board will reassess its dividend policy regularly, with an eye towards resuming the cash payment of the deferred dividends on trust preferred securities and recommencing dividends on the non-cumulative perpetual preferred and common stock once the level of uncertainty in the current market declines and the profitability of the Corporation supports such dividends. The ability to pay future dividends will be subject to the regulatory restrictions discussed above.

Note 4 —	Investment Securities

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2007 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$13,970	$68	$(42)	$13,996	$13,970
Obligations of states and political subdivisions	3,436	—	—	3,436	3,436
Mortgage-backed securities	717	—	(14)	702	717

Total held-to-maturity	18,123	68	(56)	18,134	18,123

Available-for-Sale:
Mortgage-backed securities	46,898	20	(1,419)	45,499	45,499
Other	15,196	—	(1,011)	14,185	14,185

Total available-for-sale	62,094	20	(2,430)	59,684	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	—	—	62,588	62,588

Total investment securities	$142,805	$88	$(2,486)	$140,406	$140,395

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2006 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$13,730	$—	$(156)	$13,574	$13,730
Obligations of states and political subdivisions	3,545	—	—	3,545	3,545
Mortgage-backed securities	791	2	(19)	774	791

Total held-to-maturity	18,066	2	(175)	17,893	18,066

Available-for-Sale:
Mortgage-backed securities	44,907	44	(555)	44,396	44,396
Other	3,443	—	(63)	3,380	3,380

Total available-for-sale	48,350	44	(618)	47,776	47,776

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	—	—	62,588	62,588

Total investment securities	$129,004	$46	$(793)	$128,257	$128,430

The following table presents the fair value and unrealized losses for certain available-for-sale securities by aging category:

	Securities with Unrealized Losses at December 31, 2007
	Less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Mortgage backed securities	$14,714	$(775)	$25,959	$(644)	$40,673	$(1,419)
Other securities	15,196	(1,011)	—	—	15,196	(1,011)

Total securities with unrealized losses	$29,910	$(1,786)	$25,959	$(644)	$55,869	$(2,430)

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

Included in the $2.4 million of gross unrealized losses on the available-for-sale securities at December 31, 2007, was $0.6 million of unrealized losses that have existed for a period greater than 12 months. These securities are U.S. government backed or have AA or better credit enhancements and the unrealized losses are not due to concerns about underlying credit quality. Substantially all of the securities with the unrealized losses aged greater than 12 months have a market value at December 31, 2007, that is within 7% of their amortized cost basis. We have the positive intent and ability to hold these securities until maturity. Accordingly, we have concluded that none of the securities in our investment portfolios are other-than-temporarily impaired at December 31, 2007.

The amortized cost and estimated value of investment securities at December 31, 2007, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Held-to-Maturity:
Due within one year	$4,229	$4,117
Due after one years through five years	9,741	9,879
Due after ten years	3,436	3,436

	17,406	17,432
Mortgage-backed securities	717	702

	18,123	18,134

Available-for-Sale:
Due in one year or less	15,196	14,185
Mortgage-backed securities	46,898	45,499

	62,094	59,684

Federal Home Loan Bank & Federal Reserve Bank stock	62,588	62,588

Total investment securities	$142,805	$140,406

Investment securities of $20 million were pledged and cannot be repledged by holder, as collateral for borrowings and for other purposes on December 31, 2007. During 2007 and 2006 there were no sales or calls on investment securities.

Note 5 —	Loans and Leases

Loans and leases are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Commercial, financial and agricultural	$2,099,451	$2,025,890
Real estate-construction & land development	586,037	601,699
Real estate-mortgage	1,691,450	1,522,616
Consumer	32,232	31,581
Commercial financing
Franchise financing	925,741	699,969
Domestic leasing	306,301	296,056
Foreign leasing	462,036	358,783
Unearned income
Franchise financing	(306,681)	(211,480)
Domestic leasing	(42,723)	(42,782)
Foreign leasing	(57,614)	(44,139)

Total	$5,696,230	$5,238,193

At December 31, 2007, mortgage loans and leases held for investment with a carrying value of $1.5 billion were pledged as collateral for bonds payable to investors (See Note 11).

Federal Home Loan Bank borrowings are collateralized by $1.4 billion in loans and loans held for sale at December 31, 2007.

Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.

We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features. All such loans outstanding at December 31, 2007 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2007 and 2006 represented approximately 1% of total equity.

We offer home equity loans with combined loan-to-value (CLTV) ratios of up to 125% of their collateral value. Home equity loans are priced using a proprietary model, taking into account, among other factors, the credit history of our customer and the relative loan-to-value (LTV) ratio of the loan at origination. For the year ended December 31, 2007, home equity loans with loan-to-value ratios greater than 100% (high LTVs, or HLTVs) made up 51% of our loan originations and 55% of our managed portfolio. HLTVs constituted 47% of our managed portfolio at December 31, 2006. The higher concentration in 2007 is due to the mix of retained production in 2007 and faster paydowns on non-HLTV product during the year. In an effort to manage portfolio concentration risk and to comply with existing banking regulations, we have policies in place governing the size of our investment in loans secured by real estate where the LTV is greater than 90%.

We finance a variety of commercial, light industrial and office equipment types and try to limit the concentrations in our loan and lease portfolios. The majority of our leases are full payout (no residual), small-ticket assets secured by commercial equipment.

The following lists the components of the net investment in leases:

	December 31,
	2007	2006
	(Dollars in thousands)

Minimum lease payments receivable	$757,609	$644,118
Initial direct costs	10,728	10,721
Less unearned income	(100,337)	(86,921)
Less allowance for lease losses	(11,206)	(7,756)

Net investment in leases	$656,794	$560,162

Note 6 — Allowance for Loan and Lease Losses and Nonperforming Loans and Leases

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$74,468	$59,223	$43,441
Provision for loan and lease losses	134,988	35,101	27,307
Charge-offs	(73,994)	(30,810)	(20,201)
Recoveries	10,099	11,208	8,960
Reduction due to reclassification and sales of loans	(1,225)	(246)	(403)
Foreign currency adjustment	519	(8)	119

Balance at end of period	$144,855	$74,468	$59,223

Impaired loans and associated valuation reserves are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Impaired loans with valuation reserve	$22,889	$10,893
Impaired loans with no valuation reserve	4,420	3,476

Total impaired loans	$27,309	$14,369

Valuation reserve on impaired loans	$6,519	$3,086

Interest accrued but not collected at the date a loan is considered impaired is reversed against interest income. Interest income on impaired loans is recognized on a cash basis as long as the remaining book balance is deemed fully collectible. If the future collectibility of the recorded loan balance is doubtful, any collections of interest and principal are generally applied as a reduction to principal outstanding. The accrual of interest is reestablished only when interest and principal payments are brought current and future payments are reasonably assured. For the year ended December 31, 2007, the average balance of impaired loans was $20 million, for which $1.9 million of interest was recorded. For the years ended December 31, 2006 and 2005, respectively, $0.8 million and $1.0 million of interest income was recorded on average impaired loans balances of $13 million and $17 million, respectively.

Nonperforming loans and leases are summarized below:

	December 31,
	2007	2006
	(Dollars in thousands)

Accruing loans past due 90 days or more	$857	$392
Nonaccrual loans and leases	75,453	37,171

Total nonperforming loans and leases	$76,310	$37,563

Note 7 — Servicing Assets

We adopted the fair value treatment for servicing assets associated with our second mortgage and high loan-to-value first mortgage portfolios as of January 1, 2007. The effect of remeasuring the selected servicing assets at fair value was reported as a cumulative-effect adjustment to retained earnings, increasing retained earnings $1.7 million, net of tax. Changes in fair value subsequent to adoption were recorded through “impairment/recovery of servicing assets.” All other servicing assets, primarily related to first mortgage loans, continue to be accounted for using the amortization method with impairment recognized. These mortgage servicing assets are recorded at lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired.

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

Changes in our fair value servicing assets are shown below:

	December 31,
	2007	2006
	And the Year Then Ended
	(Dollars in thousands)

Beginning balance	$27,725	NA
Gain from initial adoption of SFAS 156	2,905	NA
Changes in fair value:
Due to changes in valuation inputs or assumptions(1)	(1,589)	NA
Other changes in fair value(2)	(9,317)	NA

Mortgage servicing assets	$19,724	NA

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.

Changes in our amortizing servicing assets are shown below:

	December 31,
	2007	2006
	And the Year Then Ended
	(Dollars in thousands)

Beginning balance	$31,949	$295,754
Initial adoption of SFAS 156	(27,725)	—
Additions	530	83,005
Sales	(5)	(285,055)
Amortization	(1,199)	(61,699)
(Impairment) recovery	(40)	329

Mortgage servicing assets	3,510	32,334

Less servicing asset from discontinued operations	—	385

Mortgage servicing asset from continuing operations	$3,510	$31,949

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	December 31,
	2007	2006
	And the Year Then Ended

Balance at beginning of year	$483	$27,243
Transfer of assets from amortizing to fair value	(332)	—
Impairment (recovery)	40	(329)
Reclass for sales of servicing and clean up calls	—	(26,431)

Valuation allowance from continuing operations	$191	$483

The servicing assets had a fair value of $25 million and $37 million at December 31, 2007 and 2006, respectively. At December 31, 2007, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10% and 20% adverse changes in those assumptions are as follows (dollars in thousands):

Fair value of mortgage servicing assets	$24,766
Constant prepayment speed	21.95%
Impact on fair value of 10% adverse change	$(1,036)
Impact on fair value of 20% adverse change	(1,973)
Discount rate	11.70%
Impact on fair value of 10% adverse change	$(544)
Impact on fair value of 20% adverse change	(988)

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

The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $2.2 billion and $2.8 billion at December 31, 2007 and 2006, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2007 and 2006 were as follows:

	2007	2006

Prepayment rates (range):	3 to 35%	3 to 39%
Discount rates (range):	9 to 15%	9 to 15%

Note 8 —	Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2007	2006	Useful Lives
	(Dollars in thousands)

Land	$3,302	$3,584	n/a
Building and leasehold improvements	30,827	28,931	7-40 years
Furniture and equipment	54,611	52,786	3-10 years

	88,740	85,301
Less accumulated depreciation	(50,562)	(49,090)

Total	$38,178	$36,211

Amounts charged to other expense for depreciation were $7.1 million, $6.4 million, and $7.3 million in 2007, 2006, and 2005, respectively.

Note 9 —	Lease Obligations

At December 31, 2007, we leased certain branch locations and office equipment used in our operations under a number of noncancelable operating leases. Operating lease rental expense was $11 million in 2007, $18 million in 2006, and $23 million in 2005.

The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

(Dollars in thousands)

Year Ended December 31,
2008	$10,228
2009	9,001
2010	7,816
2011	6,675
2012	2,710
Thereafter	4,534

Total minimum rental payments	$40,964

Note 10 —	Other borrowings

Other borrowings are summarized as follows:

	December 31,
	2007	2006
	(Dollars in thousands)

Federal Home Loan Bank borrowings	$574,424	$371,693
Drafts payable related to mortgage loan closings	—	250
Federal funds	228,000	230,500

Total	$802,424	$602,443

Weighted average interest rate	5.20%	4.49%

Federal Home Loan Bank borrowings are collateralized by $1.4 billion of loans and loans held for sale at December 31, 2007.

In addition to borrowings from the FHLB, we use other lines of credit as needed. We also have lines of credit available of $0.4 billion to fund loan originations and operations. Interest on the lines of credit is payable monthly or quarterly with rates ranging from 3.3% to 6.3% at December 31, 2007. We have one line of credit subject to compliance with certain financial covenants set forth in this facility including, but not limited to, profitability and the level of nonperforming loans. Due to our net loss in 2007, we requested and obtained a waiver for this credit facility with respect to certain net income related covenants. As a result of this waiver, we are in compliance with all applicable covenants as of December 31, 2007. Due to infrequent use of this credit facility (twice in the past two years only to test its availability), we have subsequently chosen to close this facility.

Note 11 —	Collateralized Debt

We pledge loans in transactions structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and loans being retained on the balance sheet. The notes associated with these transactions are collateralized by $1.5 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.

Collateralized borrowings are summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	December 31,	December 31,	December 31,
	Maturity	2007	2007	2006
	(Dollars in thousands)

Commercial finance line of business
Domestic asset backed note			$—	$5,797
Canadian asset backed notes:
Note 1	revolving	5.7%	46,183	30,611
Note 2	9/2012	5.3	192,103	179,508
Note 3	10/2009	4.5	4,120	8,157
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	5.1	33,733	50,072
Variable rate subordinate note	12/2034	6.0	24,775	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	5.0	23,484	40,972
Fixed rate senior note	6/2035	5.2	59,471	94,129
Variable rate subordinate note	6/2035	6.6	10,785	10,785
Fixed rate subordinate note	6,2035	5.6	52,127	52,127
Unamortized premium/discount			(62)	(90)
2006-1 asset backed notes:
Variable rate senior note	9/2035	5.0	44,302	102,252
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(12)	(19)
2006-2 asset backed notes:
Variable rate senior note	2/2036	4.9	82,945	136,386
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(13)	(21)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	4.9	83,281	130,326
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(7)	(11)
2007-1 asset backed notes:
Variable rate senior note	8/2037	4.9	135,339	—
Fixed rate senior note	8/2037	6.0	91,346	—
Fixed rate lockout senior note	8/2037	5.9	22,000	—
Unamortized premium/discount			(17)	—

Total			$1,213,139	$1,173,012

Note 12 —	Other Long-Term Debt

At December 31, 2007 we had $234 million of other long-term debt, unchanged from 2006. Included in both years is $30 million of subordinated debt with an interest rate of 7.58% and a maturity date of July 2014. We also have obligations represented by subordinated debentures at December 31, 2007 and 2006 of $204 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we do not consolidate these trusts. These debentures are the sole assets of these trusts as of December 31, 2007. All debentures and securities are callable at par after five years from origination date.

These securities are all Tier 1 qualifying capital at December 31, 2007. Highlights about these debentures and the related trusts are listed below:

		Interest
		Rate at		Subordinated Debt
	Origination	December 31,	Maturity	December 31,
Name	Date	2007	Date	2007	2006	Other
	(Dollars in thousands)

IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	$35,567	$35,567	fixed rate for term
IFC Statutory Trust VII	Nov 2003	7.73	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	53,351	53,351	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter
IFC Capital Trust IX	Mar 2006	6.69	Mar 2036	32,475	32,475	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis points thereafter
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,464	15,464	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis points thereafter

IFC Capital Trust XI	Dec 2006	6.89	Mar 2037	15,464	15,464	variable rate of 3 month LIBOR plus 174 basis points

				$203,868	$203,868

Note 13 —	Commitments and Contingencies

Culpepper v. Inland Mortgage Corporation

On February 29, 2008, the United States Court of Appeals for the 11th Circuit denied the plaintiffs’ petition for rehearing and petition for rehearing en banc. The denial let stand the 11th Circuit’s July 2, 2007 affirmance of the district court’s decision in favor of our indirect subsidiary Irwin Mortgage Corporation (formerly Inland Mortgage Corporation). This lawsuit was filed in April 1996 in the United States District Court for the Northern District of Alabama, seeking class action status and alleging Irwin Mortgage’s payment of broker fees to mortgage brokers violated the federal Real Estate Settlement Procedures Act. In its July 2, 2007 decision affirming summary judgment in favor of Irwin Mortgage, the court of appeals held that plaintiffs had failed to show that the total compensation Irwin Mortgage paid to the mortgage brokers was unreasonable in light of the services provided. The court of appeals also held that the district court had not abused its discretion in decertifying the plaintiffs’ class because individual issues predominated, making class certification inappropriate. The plaintiffs have until May 29, 2008 to file a petition for a writ of certiorari seeking discretionary review by the United States Supreme Court. This action will conclude if a petition for certiorari is not filed, or is denied. We have not established any reserves for this case.

Cohens v. Inland Mortgage Corporation

In October 2003, our indirect subsidiary, Irwin Mortgage Corporation, was named as a defendant, along with others, in an action filed in the Supreme Court of New York, County of Kings. The plaintiffs, a mother and two children, alleged they were injured from lead contamination while living in premises allegedly owned by the defendants. The suit sought approximately $41 million in damages and alleged negligence, breach of implied warranty of habitability and fitness for intended use, loss of services and the cost of medical treatment. On February 1, 2008, the parties agreed in principle to settle this case for a nonmaterial amount, subject to approval by the court.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court has effectively stayed action on the Irwin cases until issues in the Kessler case are resolved. On January 25, 2008, the Pennsylvania District Court approved and certified for settlement purposes the modified Kessler settlement, finding the proposed modified Kessler settlement to be fair and reasonable, and directed the parties to supply a proposed notice plan. We have established an immaterial reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.

Putkowski v. Irwin Home Equity Corporation and Irwin Union Bank and Trust Company

On August 12, 2005, our indirect subsidiary, Irwin Home Equity Corporation, and our direct subsidiary, Irwin Union Bank and Trust Company (collectively, “Irwin”), were named as defendants in litigation seeking class action status in the United States District Court for the Northern District of California for alleged violations of the Fair Credit Reporting Act. In response to Irwin’s motion to dismiss filed on October 18, 2005, the court dismissed the plaintiffs’ complaint with prejudice on March 23, 2006. Plaintiffs filed an appeal in the U.S. Court of Appeals for the 9th Circuit on April 13, 2006. On January 25, 2008, the parties agreed in principle to settle this litigation for a nonmaterial amount.

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

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2007 and 2006 were $1.1 billion and $1.0 billion, respectively. These loan commitments include $0.7 billion of floating rate loan commitments and $0.4 billion of fixed rate loan commitments. We had approximately $22 million and $25 million in irrevocable standby letters of credit outstanding at December 31, 2007 and 2006, respectively.

Note 15 — Derivative Financial Instruments

Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and marked to market on the income statement. While we do not seek hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk.

During 2007, we entered into interest rate swaps to hedge floating rate deposits that have a notional amount of at December 31, 2007 of $40 million that qualify for SFAS 133 hedge accounting treatment and interest rate swaps that have a notional amount of $35 million that no longer qualify for SFAS 133 hedge accounting treatment. Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. The total amount of loss on these swaps recorded to other comprehensive income at December 31, 2007 was $1.2 million. Ineffectiveness related to the SFAS 133 cash flow hedges in 2007 was $0.2 million. We recognized a loss of $1.8 million for the year ended December 31, 2007 related to the swaps no longer qualifying for SFAS 133 treatment.

We have an interest rate swap that qualifies for hedge accounting treatment under SFAS 133 as a “cash flow” hedge in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at December 31, 2007. The amount of loss on this swap recorded to other comprehensive income at December 31, 2007 and 2006 was $0.3 million and $0.1 million, respectively. A gain of $0.1 million was recorded in interest expense related to this cash flow hedge in both 2007 and 2006, respectively. Ineffectiveness in 2007 and 2006 related to this cash flow hedge was immaterial.

In our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity. The net amount of gain or loss on these swaps recorded to other comprehensive income at December 31, 2007 and 2006 was $8 thousand loss and $0.3 million gain, respectively. A net gain of $0.2 million, $0.6 million and $0.1 million was recorded in interest expense during the years ended December 31, 2007, 2006, and 2005, respectively, related to this cash flow hedge. Ineffectiveness related to this cash flow hedge in 2007, 2006, and 2005 was immaterial.

Also in our home equity business we utilize interest rate caps to mitigate the interest rate exposure created by the 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $165 million in amortizing interest rate caps relating to these hedging activities. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The gain (loss) on these activities for the years ended December 31, 2007 and 2006, totaled a loss of ($0.2) million and $3.0 million gain, respectively.

We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the years ended December 31, 2007, 2006, and 2005, a gain of $0.1 million, a loss of $0.1 million, and a gain of $0.7 million was recorded in “Gain from sale of loans.” At December 31, 2007 and 2006, we had rate lock commitments outstanding totaling $11 million and $46 million.

We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate Canadian (CAD)-denominated leases and floating rate CAD-denominated commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of December 31, 2007, the commercial paper conduit was providing $194 million of variable rate funding. In total, our interest rate swaps were effectively converting $192 million of this funding to a fixed interest rate. The losses on these swaps for the year ended December 31, 2007, 2006, and 2005 were $0.5 million, $0.3 million, and $0.9 million, respectively.

We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $108 million in forward contracts outstanding as of December 31, 2007. For the years ended December 31, 2007 and 2006, and 2005 we recognized a loss of $6.9 million, a gain of $1.4 million, and a loss of $1.3 million, respectively. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. For the years ended December 31, 2007, 2006, and 2005 we recognized a foreign currency transaction gain on the intercompany loans of $7.7 million, a loss of $0.6 million, and a gain of $1.6 million, in each year respectively.

Note 16 — Guarantees

Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.

We have sold loans and commercial loan participation interests to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), Federal Home Loan Mortgage Corporation (FHLMC), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. Each loan sale is subject to certain terms and conditions, which generally require us to indemnify and hold the investor harmless against any loss arising from errors and omissions in the origination, processing and/or underwriting of the loans. We are subject to this risk for loans that we originate as well as loans we acquire from brokers and correspondents. At December 31, 2007 and 2006, we had approximately $23 million and $13 million, respectively, recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. The length of the indemnification period, which varies by investor and the nature of the potential defect may extend to the life of the loan. Because the extent of our obligations under these guarantees depends entirely on future events, our potential future liability under these agreements is not fully determinable.

We sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-180 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2007 and 2006, respectively, we had approximately $0.6 million and $1.0 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $0.2 billion in 2007 and $0.4 billion in 2006.

In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $11 million at December 31, 2007 and $7 million at December 31, 2006 and are reflected as accounts receivable in the consolidated balance sheets. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2007 and 2006, we do not expect to incur any material losses and have not recorded any estimate of losses.

We provide guarantees to third parties on behalf of one of our subsidiaries related to operating lease payments with maturity dates extending through 2011. The maximum potential future payments guaranteed by us under these arrangements is $10 million at December 31, 2007.

We provide an operating performance guarantee to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2007 and 2006, our subsidiary had borrowings totaling $192 million and $180 million, respectively, for which our guarantee applied. Irwin Union Bank and Trust provides a credit guarantee up to $25 million to a third party on behalf of one of our subsidiaries related to borrowings to fund Canadian leases. At December 31, 2007 and 2006, our subsidiary had borrowings totaling $46 million and $31 million, respectively, for which this guarantee applied.

Note 17 — Regulatory Matters

Irwin Financial Corporation and its bank subsidiaries, Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B., are subject to various regulatory capital requirements administered by the federal and state banking agencies. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. must meet specific capital guidelines that involve quantitative measures of their assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Failure to meet minimum capital requirements can elicit certain mandatory action by regulators that, if undertaken, could have direct material effect on our financial statements.

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and Tier I capital to average assets (as defined). We believe, as of December 31, 2007, that we have met all capital adequacy requirements to which we are subject, and met the regulatory definition of well-capitalized. In addition, we have established an internal Policy minimum capital ratio requirement of 11.0% (we have a higher Policy minimum of 12.0% at our principal subsidiary, Irwin Union Bank and Trust).

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

The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. as compared to amounts and ratios required for “Adequate” and “Well Capitalized” status under the regulatory framework outlined by federal banking regulators:

			Adequately		Well
	Actual		Capitalized		Capitalized
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$769,868	12.6%	$487,936	8.0%	$609,920	10.0%
Irwin Union Bank and Trust	683,999	12.5	437,404	8.0	546,755	10.0
Irwin Union Bank, F.S.B.	66,619	10.9	49,140	8.0	61,426	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	619,656	10.2	243,968	4.0	365,952	6.0
Irwin Union Bank and Trust	584,393	10.7	218,702	4.0	328,053	6.0
Irwin Union Bank, F.S.B.	59,500	9.7	N/A		36,855	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	619,656	10.2	244,192	4.0	305,240	5.0
Irwin Union Bank and Trust	584,393	10.6	221,323	4.0	276,654	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	59,500	9.2	25,854	4.0	32,317	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	59,493	9.2	9,695	1.5	N/A
As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$837,754	13.4%	$500,714	8.0%	$625,893	10.0%
Irwin Union Bank and Trust	738,206	12.8	$461,943	8.0	$577,429	10.0
Irwin Union Bank, F.S.B.	59,157	11.3	$42,028	8.0	$52,535	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	712,403	11.4	250,357	4.0	375,536	6.0
Irwin Union Bank and Trust	636,506	11.0	230,971	4.0	346,457	6.0
Irwin Union Bank, F.S.B.	55,820	10.6	N/A		31,521	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	712,403	11.5	247,919	4.0	309,899	5.0
Irwin Union Bank and Trust	636,506	11.1	229,605	4.0	287,006	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	55,820	11.1	20,162	4.0	25,203	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	55,804	11.1	7,516	1.5	N/A

Note 18 —	Fair Values of Financial Instruments

Fair value estimates, methods and assumptions are set forth below for our financial instruments:

Cash and cash equivalents:  The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents approximate fair values.

Interest-bearing deposits with financial institutions, Deposit liabilities, Other borrowings, and Long-term and collateralized debt:  The fair values were estimated by discounting cash flows, using interest rates currently being offered for like assets and like liabilities with similar terms.

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

Servicing assets:  Fair value for servicing assets is calculated using the methodologies specified in Note 1 and 7.

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

Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2007 and 2006. As of December 31, 2007 and 2006, our loan commitments had a contractual amount of $1.1 billion and $1.0 billion, respectively. Our standby letters of credit had a contractual amount of $22 million and $25 million at December 31, 2007 and 2006, respectively.

The estimated fair values of our financial instruments at December 31, were as follows:

	2007		2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
		(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$78,212	$78,212	$145,765	$145,765
Interest-bearing deposits with financial institutions	31,841	31,833	53,106	53,037
Residual interests	12,047	12,047	10,320	10,320
Investment securities	140,395	140,406	128,430	128,257
Loans held for sale	6,134	6,248	237,510	237,859
Loans and leases, net of unearned discount	5,696,230	5,746,148	5,238,193	5,259,341
Servicing asset	23,234	24,766	31,949	37,370
Derivatives	1,578	1,578	3,055	3,055
Assets held for sale	3,814	3,814	56,573	56,573
Financial liabilities:
Deposits	3,325,488	3,227,564	3,551,516	3,441,892
Other borrowings	802,424	812,751	602,443	604,590
Collateralized debt	1,213,139	1,226,835	1,173,012	1,156,032
Other long-term debt	233,873	235,261	233,889	237,271
Derivatives	5,065	5,065	612	612

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

Note 19 —	Equity Based Compensation

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

We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85% of the current market value. For both of the years ended December 31, 2007 and 2006, $0.1 million was expensed related to this plan.

We have a stock plan (established in 2001) that provides for the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units.

We have issued restricted stock to compensate our Directors and employees with our common stock. The number of shares issued under these plans is based on the current market value of our common stock on date of issue. In 2007, we issued performance-based restricted stock whereby recipients vest after 3 years if pre-established performance criteria are achieved. For the year ended December 31, 2007 and 2006, $0.8 million and $0.4 million, respectively, was expensed related to these plans. The total fair value of shares vested during the years ended December 31, 2007, 2006, and 2005, was $0.6 million, $0.5 million, and $0.1 million, respectively.

At December 31, 2007, there was $2.2 million of total unrecognized compensation expense to be recognized over a weighted average period of 2.5 years related to restricted stock. Activity in these plans is summarized as follows:

	December 31, 2007
		Weighted
	Number of	Average Grant
	Shares	Date Fair Value

Unvested at the beginning of the year	84,681	$21.04
Awarded	94,091	16.58
Vested	(28,434)	20.17
Forfeited	(10,077)	20.07

Unvested at the end of the year	140,261	$18.30

We also issue stock options, which have a ten-year life and vest 25% at grant and 25% at each anniversary date thereafter. The exercise price is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options with exercise prices below the stock price have been considered as dilutive potential common shares in the computation of diluted earnings per share. During both of the years ended December 31, 2007 and 2006, $1.7 million was expensed related to these plans. At December 31, 2007, there was $1.5 million of total unrecognized compensation expense to be recognized over a weighted average period of 1.4 years related to unvested stock options. We received $1.0 million in proceeds related to stock options exercised during the year and received a tax deduction of $0.3 million related to these options.

We calculated the fair value of each option award on the date of grant with the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during years ended December 31, 2007, 2006, and 2005 was $5.21, $5.60 and $6.83, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007, 2006 and 2005 was $1.3 million, $1.4 million and $1.5 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Future expected volatility and dividend yield are primarily based on historical volatility and dividend yield levels. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following assumptions were used for each respective period:

	For the Year Ended December 31,
	2007	2006	2005

Risk-free interest rates	4.58%	4.92%	3.94%
Dividend yield	2.04%	2.40%	1.75%
Expected volatility	31%	32%	35%
Expected lives (in years)	6	6	6

The following table summarizes all stock option transactions under Company Plans during the year ended December 31, 2007:

	2007
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value as of
	Shares	Price	Term	12/31/2007
		(In thousands)

Outstanding at the beginning of the year	2,445,795	$20.44
Granted	236,169	17.15
Exercised	(67,603)	14.59
Canceled	(114,304)	21.11

Outstanding at the of the year	2,500,057	20.26	5.45	$—

Exercisable at the end of the year	2,066,740	$20.69	4.80	$—

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

December 31, 2005
(Dollars in thousands,
except per share
amounts)

Net income from continuing operations as reported	$36,247
Equity based compensation expense included in net earnings, net of tax	59
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,966)

Net income from continuing operations pro forma	33,340
Net (loss) income from discontinued operations	(17,260)

Pro forma net income	$16,080

Basic earnings per share from continuing operations
As reported	$1.27
Pro forma	1.17
Basic earnings per share
As reported	$0.67
Pro forma	0.56
Diluted earnings per share continuing operations
As reported	$1.26
Pro forma	1.16
Diluted earnings per share
As reported	$0.66
Pro forma	0.56

Note 20 —	Earnings Per Share

Earnings per share calculations are summarized as follow:

			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(In thousands, except per share amounts)

Year ended December 31,
2007
Net loss allocable to common shareholders:
From continuing operations	$(24,130)	(1,335)	(25,465)	(1,019)	$(26,484)
From discontinued operations	(30,543)	—	(30,543)	—	(30,543)

Total net loss from all operations	$(54,673)	(1,335)	(56,008)	(1,019)	$(57,027)
Shares			29,337	7	29,344
Per-share amount:
For continuing operations			$(0.87)	(0.03)	$(0.90)

For all operations			$(1.91)	(0.03)	$(1.94)

2006
Net income available to common shareholders:
From continuing operations			$37,401	(303)	$37,098
From discontinued operations			(35,674)	—	(35,674)

Total net income from all operations			$1,727	(303)	$1,424
Shares			29,501	189	29,690
Per-share amount:
For continuing operations			$1.27	(0.02)	$1.25

For all operations			$0.06	(0.01)	$0.05

2005
Net income available to common shareholders:
From continuing operations			$36,247	—	$36,247
From discontinued operations			(17,260)	—	(17,260)

Total net income from all operations			$18,987	—	$18,987
Shares			28,518	323	28,841
Per-share amount:
For continuing operations			$1.27	(0.01)	$1.26

For all operations			$0.67	(0.01)	$0.66

In 2007, 2006 and 2005, there were 2.5 million, 1.9 million and 1.4 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates. Also, the effect of convertible shares was not included in the 2005 diluted calculation because they were antidilutive.

Note 21 —	Income Taxes

In the U.S., the Corporation and our subsidiaries file and pay federal taxes as a consolidated entity. Our subsidiary, Irwin Commercial Finance Canada Corporation, (and related entities) files and pays taxes to certain Canadian revenue authorities.

Our provision (benefit) for income taxes is based on analysis of our current and future tax liabilities. Income tax expense (benefit) is summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Current:
Federal	$11,969	$18,915	$18,464
State	(2,067)	5,809	5,208
Foreign	3,832	1,695	1,287

	13,734	26,419	24,959

Deferred:
Federal	(29,975)	(6,199)	(3,485)
State	(2,941)	(1,476)	(831)
Foreign	(1,666)	126	(48)

	(34,582)	(7,549)	(4,364)

Income tax expense:
Federal	(18,006)	12,716	14,979
State	(5,008)	4,333	4,377
Foreign	2,166	1,821	1,239

	$(20,848)	$18,870	$20,595

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	2007	2006	2005
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(15,742)	$19,695	$19,895
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(117)	(124)	(117)
Nontaxable income from bank owned life insurance	(707)	—	—
State tax, net of federal benefit	(3,255)	2,816	2,845
Change in federal deferred tax resulting from tax rate change	(547)	—	—
Foreign operations	(180)	(673)	183
Reserve adjustment(1)	87	(611)	(1,870)
Federal tax credits	(822)	(2,113)	(507)
Other items — net	435	(120)	166

	$(20,848)	$18,870	$20,595

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.

Our net deferred tax asset (liability), which is included in other assets (other liabilities) on the consolidated balance sheet, consisted of the following:

	December 31,
	2007	2006
	(Dollars in thousands)

Deferred tax assets:
Reserve for credit losses	$74,995	$37,728
Deferred compensation	2,614	1,601
Retirement benefits	4,140	2,427
Leasing	2,776	1,071
Mark to market	2,022	1,402
Capital loss carryforward(1)	4,513	3,511
Net operating loss carryforwards(2)	3,560	—
Other	7,509	5,629

	102,129	53,369

Deferred tax liabilities:
Mortgage servicing	(7,712)	(11,513)
Deferred securitization income	(1,364)	—
Deferred origination fees and costs	(7,123)	(5,688)
Other	(2,301)	(1,973)

	(18,500)	(19,174)

Net deferred tax asset(3)	$83,629	$34,195

(1)	As of December 31, 2007, we have $4.5 million (after tax) of US capital loss carryforwards which expire in 2008 ($0.2 million), 2010 ($0.6 million), 2011 ($2.4 million) and 2012 ($1.3 million).

(2)	As of December 31, 2007, we have $3.6 million (after-tax) of US net operating loss carryforwards which expire in 2027.

(3)	We have no valuation allowance recorded related to our net deferred tax asset at December 31, 2007 and 2006.

Effective January 1, 2007, we adopted FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109,” (“FIN 48”), which prescribes a single, comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on its tax returns. Upon adoption of FIN 48, we did not recognize any material adjustment in our liability for unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits, which relate primarily to U.S. federal temporary tax items.

(Dollars in thousands)

Balance at January 1, 2007	$(10,695)
Increases related to prior year tax positions	(5,206)
Expiration of the statute of limitations	2,892

Balance at December 31, 2007	$(13,009)

As of January 1, 2007, our unrecognized tax benefits were $10.7 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of December 31, 2007, our unrecognized tax benefits were $13.0 million, $0.2 million of which would, if recognized, favorably affect the effective tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2007, we had approximately $0.8 million accrued for interest and no accrual for penalties related to unrecognized tax benefits. As of December 31, 2007, we have approximately $1.1 million accrued for interest related to unrecognized tax benefits and no accrual for penalties.

Tax years 2004-2006 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2003-2006.

Note 22 —	Employee Retirement Plans

We have contributory retirement and savings plans that cover all eligible employees and meet requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60% by us up to 5% of the employee’s compensation up to a maximum match of $6,750 in 2007.

The matching vests 20% each year over a period of 5 years. The expense to match employee contributions for the years ended December 31, 2007, 2006 and 2005 was $2.2 million, $1.6 million and $1.8 million, respectively.

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

The following table sets forth amounts recognized in our balance sheet for these benefit plans:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Change in benefit obligation:
Projected benefit obligation at January 1,	$41,443	$36,063	$7,314	$7,882
Service cost	4,054	3,723	104	235
Interest cost	2,425	2,077	313	377
Actuarial (gain) loss	(824)	459	(1,938)	(950)
Benefits paid	(942)	(879)	(229)	(230)

Benefit obligation at December 31,	46,156	41,443	5,564	7,314

Change in plan assets:
Fair value plan assets at January 1,	31,934	28,699	—	—
Actual return on plan assets	2,113	4,114	—	—
Benefits paid	(942)	(879)	(229)	(230)
Employer contributions	—	—	229	230

Fair value plan assets at December 31,	33,105	31,934	—	—

Funded status at December 31, (included in Other Liabilities)	$(13,051)	$(9,509)	$(5,564)	$(7,314)

Net pension and SERP costs included the following components:

Employee pension plan

	2007	2006	2005
	(Dollars in thousands)

Service cost	$4,054	$3,723	$2,856
Interest cost	2,425	2,077	1,741
Expected return on plan assets	(2,507)	(2,252)	(1,912)
Amortization of prior service cost	37	37	37
Amortization of actuarial loss	545	871	687

Net pension cost	$4,554	$4,456	$3,409

Supplemental Executive Retirement Plan

	2007	2006	2005
	(Dollars in thousands)

Service cost	$104	$235	$257
Interest cost	313	377	404
Transition obligation	11	11	11
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	—	97	167

Net pension cost	$429	$721	$840

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

	Pension Benefits		SERP Benefits
	Year Ending December 31,		Year Ending December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$—	$—	$(6)	$(16)
Prior service cost	(199)	(236)	(33)	(34)
Accumulated loss	(8,200)	(9,175)	(56)	(1,995)

Accumulated other comprehensive income	$(8,399)	$(9,411)	$(95)	$(2,045)
Net periodic benefit cost in excess of cumulative employer contributions	(4,652)	(98)	(5,469)	(5,269)

Net amount recognized in statement of financial position	$(13,051)	$(9,509)	$(5,564)	$(7,314)

Change in accumulated other comprehensive income
Additional minimum liability	$—	$(541)	$—	$—
Intangible asset offset	—	236	—	—

Accumulated other comprehensive income	—	(305)	—	—

Net increase to accumulated other comprehensive income	$(8,399)	$(9,106)	$(95)	$(2,045)

Weighted average assumptions:

			SERP
	Pension Benefits		Benefits
	Year Ending		Year Ending
	December 31,		December 31,
	2007	2006	2007	2006

To determine benefit obligations at December 31,
Discount rate	6.00%	5.75%	6.00%	5.75%
Rate of average compensation increases	4.18	4.18	4.25	4.25
To Determine net periodic benefit cost at January 1,
Discount rate	5.75%	5.50%	5.75%	5.50%
Expected rate of return on plan assets	8.00	8.00	N/A	N/A
Rate of average compensation increases	4.18	4.18	4.25	4.25

	December 31,		December 31,
	2007	2006	2007	2006
	(Dollars in thousands)		(Dollars in thousands)

Projected benefit obligation	$46,156	$41,443	$5,564	$7,314
Accumulated benefit obligation	37,243	32,573	5,172	5,238
Fair value of assets	33,105	31,934	—	—

The estimated prior service cost for the defined benefit pension plan and the supplement executive retirement plan (SERP) that will be amortized from accumulated other comprehensive income (AOCI) into net periodic benefit cost over the next fiscal year is $46 thousand and $1 thousand, respectively. The estimated net loss for the defined benefit pension plan and the expected transition obligation for the SERP plan that will be amortized from AOCI into net periodic benefit cost over the next fiscal year is $322 thousand and 6 thousand, respectively.

Plan Assets

Our pension plan asset allocation at December 31, 2007, and 2006, and target allocation for 2008, by asset category are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2007	2006	2008

Equity securities
Domestic	50%	57%	30-50%
International	11	14	15-25
Fixed income securities	23	25	15-25
Cash equivalents	16	4	1-10
Alternative investments	—	—	10-20

	100%	100%

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

Cash Flows

We did not make a contribution to the pension plan in 2007 and do not currently plan to make a contribution in 2008.

Outflows from the pension plan are dependent on a number of factors, principally the retirement date; earnings at retirement; and the draw period for retirees. Our current estimated future benefit payments for the benefit plans are as follows (in thousands):

	Pension	SERP
	Benefits	Benefits

Expected benefit payments (in thousands):
2008	$997	$230
2009	1,202	224
2010	1,460	219
2011	1,693	238
2012	1,933	346
Years 2013-2017	12,950	1,700

Note 23 —	Industry Segment Information

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

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands )

2007
Net interest income	$103,249	$79,587	$15,177	$(70,608)	$127,405	$(1,826)	$125,579
Intersegment interest	(2,561)	(40,371)	(23,324)	66,256	—	—	—
Other revenue	16,615	13,106	445	(2,782)	27,384	(15,364)	12,020
Intersegment revenues	—	—	2,090	(2,090)	—	—	—

Total net revenues	117,303	52,322	(5,612)	(9,224)	154,789	(17,190)	137,599
Other expense	88,954	28,492	70,786	11,535	199,767	33,934	233,701
Intersegment expenses	3,652	1,615	2,646	(7,913)	—	—	—

Income (loss) before taxes	24,697	22,215	(79,044)	(12,846)	(44,978)	(51,124)	(96,102)
Income taxes	8,844	8,659	(31,593)	(6,758)	(20,848)	(20,581)	(41,429)

Net income (loss)	$15,853	$13,556	$(47,451)	$(6,088)	$(24,130)	$(30,543)	$(54,673)

Assets at December 31,	$3,093,764	$1,302,688	$1,481,306	$288,347			$6,166,105

2006
Net interest income	$113,844	$65,387	$108,133	$(65,026)	$222,338	$23,698	$246,036
Intersegment interest	5,148	(29,543)	(34,724)	59,119	—	—	—
Other revenue	18,173	8,018	14,738	3,692	44,621	14,285	58,906
Intersegment revenues	—	—	448	(448)	—	—	—

Total net revenues	137,165	43,862	88,595	(2,663)	266,959	37,983	304,942
Other expense	86,170	22,838	83,035	18,645	210,688	97,489	308,177
Intersegment expenses	2,762	1,117	2,932	(6,811)	—	—	—

Income (loss) before taxes	48,233	19,907	2,628	(14,497)	56,271	(59,506)	(3,235)
Income taxes	17,373	7,307	1,090	(6,900)	18,870	(23,832)	(4,962)

Net income (loss)	$30,860	$12,600	$1,538	$(7,597)	$37,401	$(35,674)	$1,727

Assets at December 31,	$3,103,547	$1,073,552	$1,617,219	$443,640			$6,237,958

2005
Net interest income	$95,131	$29,392	$104,645	$(25,008)	$204,160	$34,878	$239,038
Intersegment interest	10,341	(1,920)	(32,166)	23,745	—	—	—
Other revenue	16,686	7,437	33,667	(1,069)	56,721	63,765	120,486
Intersegment revenues	259	—	—	(259)	—	—	—

Total net revenues	122,417	34,909	106,146	(2,591)	260,881	98,643	359,524
Other expense	75,347	21,453	99,119	8,120	204,039	127,516	331,555
Intersegment expenses	1,715	771	3,220	(5,706)	—	—	—

Income (loss) before taxes	45,355	12,685	3,807	(5,005)	56,842	(28,873)	27,969
Income taxes	17,976	5,252	1,555	(4,188)	20,595	(11,613)	8,982

Net income (loss)	$27,379	$7,433	$2,252	$(817)	$36,247	$(17,260)	$18,987

Assets at December 31,	$3,162,398	$831,657	$1,602,400	$1,050,069			$6,646,524

Note 24 —	Irwin Financial Corporation (Parent Only) Financial Information

The condensed financial statements of the parent company as of December 31, 2007 and 2006, and for the three years ended December 31, 2007 are presented below:

Condensed Balance Sheets

	December 31,
	2007	2006
	(Dollars in thousands)

Assets:
Cash and short-term investments	$1,227	$839
Investment in bank subsidiaries	639,854	689,654
Investments in non-bank subsidiaries	3,385	3,793
Loans to bank subsidiaries	42,497	64,618
Other assets	27,809	10,953

	$714,772	$769,857

Liabilities:
Long-term debt	$233,868	$233,868
Other liabilities	21,604	5,487

	255,472	239,355

Shareholders’ equity:
Perpetual Preferred Stock	14,441	14,518
Common stock	116,542	116,192
Other shareholders’ equity	328,317	399,792

	459,300	530,502

	$714,772	$769,857

Condensed Statements of Income

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Income:
Dividends from non-bank subsidiaries	$951	$348	$1,417
Dividends from bank subsidiary	15,000	15,000	50,000
Interest income	3,569	3,443	4,218
Other	14,846	11,249	15,615

	34,366	30,040	71,250

Expenses:
Interest expense	17,302	20,082	23,983
Salaries and benefits	13,705	11,416	9,973
Other	4,991	5,754	6,191

	35,998	37,252	40,147

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(1,632)	(7,212)	31,103
Income tax benefit, less amounts charged to subsidiaries	(6,063)	(10,230)	(9,900)

	4,431	3,018	41,003
Equity in undistributed income (loss) of subsidiaries	(59,104)	(1,291)	(22,016)

Net (loss) income	$(54,673)	$1,727	$18,987

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Net (loss) income	$(54,673)	$1,727	$18,987
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity in undistributed income (loss) of subsidiaries	59,104	1,291	22,016
Depreciation and amortization	363	2,853	2,652
Decrease in taxes payable	(4,484)	(8,800)	(11,442)
Decrease (increase) in interest receivable	46	(25)	661
Decrease in interest payable	—	(506)	(176)
Net change in other assets and other liabilities	4,745	14,600	(8,847)

Net cash provided by operating activities	5,101	11,140	23,851

Lending and investing activities:
Net decrease (increase) in loans to subsidiaries	22,120	1,022	(2,289)
Investments in subsidiaries	(3,500)	—	(5,081)
Net sales (purchases) of premises and equipment	251	(339)	15

Net cash provided (used) by lending and investing activities	18,871	683	(7,355)

Financing activities:
Net decrease in borrowings	—	—	(9,024)
Proceeds from long-term debt	—	61,500	51,750
Payments of long-term debt	—	(77,509)	(51,750)
Proceeds from the sale of noncumulative perpetual preferred stock	(77)	14,518	—
Purchase of treasury stock	(12,804)	(4,363)	(1,201)
Proceeds from sale of stock for employee benefit plans	2,085	7,740	3,277
Dividends paid	(15,381)	(13,110)	(11,426)

Net cash used by financing activities	(26,177)	(11,224)	(18,374)

Net (decrease) increase in cash and cash equivalents	(2,205)	599	(1,878)
Effect of exchange rate changes on cash	2,593	(44)	1,051
Cash and cash equivalents at beginning of year	839	284	1,111

Cash and cash equivalents at end of year	$1,227	$839	$284

Supplemental disclosures of cash flow information:
Cash paid during the year:
Interest	$17,302	$20,588	$24,159

Income tax payments	$10,362	$92,783	$14,920

Non cash transactions:
Adoption of FAS 156	$2,905	$—	$—

Conversion of trust preferred to common stock	$—	$20,248	$—

Note 25 —	Summary of Quarterly Financial Information (Unaudited)

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest Income	$127,463	$129,850	$128,678	$127,038
Interest expense	(62,187)	(64,704)	(62,834)	(60,910)
Provision for loan and lease losses	(63,832)	(28,493)	(19,454)	(23,208)
Other income	11,584	7,032	9,581	(814)
Other expense	(54,074)	(46,345)	(47,064)	(52,285)
Provision for income taxes	18,341	1,857	(3,436)	4,085

Net (loss) income from continuing operations	$(22,705)	$(803)	$5,471	$(6,094)

Net loss from discontinued operations	$(3,420)	$(17,227)	$(5,860)	$(4,035)

Net (loss) income	$(26,125)	$(18,030)	$(389)	$(10,129)

Earnings per share of common stock from continuing operations:
Basic(1)	$(0.79)	$(0.04)	$0.18	$(0.22)
Diluted(1)	(0.80)	(0.05)	0.17	(0.22)
Earnings (loss) per share of common stock:
Basic(1)	$(0.91)	$(0.63)	$(0.02)	$(0.35)
Diluted(1)	(0.92)	(0.64)	(0.03)	(0.36)

	2006
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest Income	$129,264	$123,788	$117,609	$111,467
Interest expense	(62,571)	(58,491)	(53,737)	(49,889)
Provision for loan and lease losses	(9,946)	(9,135)	(6,826)	(9,193)
Other income	14,232	7,347	9,046	13,996
Other expense	(55,717)	(50,864)	(51,295)	(52,814)
Provision for income taxes	(4,615)	(3,550)	(5,828)	(4,877)

Net income from continuing operations	$10,647	$9,095	$8,969	$8,690

Net (loss) income from discontinued operations	$(5,726)	$(13,302)	$(6,098)	$(10,548)

Net income (loss)	$4,921	$(4,207)	$2,871	$(1,858)

Earnings per share of common stock from continuing operations:
Basic(1)	$0.36	$0.31	$0.30	$0.30
Diluted(1)	0.35	0.30	0.30	0.30
Earnings (loss) per share of common stock:
Basic(1)	$0.17	$(0.14)	$0.10	$(0.06)
Diluted(1)	0.16	(0.14)	0.09	(0.07)

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding and the impact of antidilutive shares.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

Changes in Internal Control Over Financial Reporting

Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Not applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in our proxy statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” “Current Directors,” and “Audit Committee” is incorporated herein by reference in response to this item. See also the section entitled “Executive Officers” in Part I, Item 1, “Business” of this Report on Form 10-K.

The following documents are posted on the Corporate Governance section of our website at www.irwinfinancial.com:

•	Our Code of Conduct (our code of business conduct and ethics), which is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is filed as Exhibit 14.1 to this Report on Form 10-K. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website.

•	Our Governance (nominating) Committee Charter.

•	Our Compensation Committee Charter.

•	Our Audit Committee Charter, which is Appendix A to our Proxy Statement.

•	Our Risk Committee Charter.

•
Our Executive Committee Charter.

The Code of Conduct and the above-mentioned charters, together with our Corporate Governance Principles (corporate governance guidelines), are available in paper or e-mail copy to any shareholder who makes a request in writing to: Sue Elliott, Finance Department, Irwin Financial Corporation, 500 Washington Street, Columbus, IN 47201, or via e-mail at info@irwinfinancial.com.

Item 11.	Executive Compensation.

The information contained in our proxy statement for the 2008 Annual Meeting of Shareholders in the section entitled “Compensation” is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in our proxy statement for the 2008 Annual Meeting of Shareholders in the section entitled ”Principal Holders of Irwin Financial Securities,” “Securities Ownership of Directors and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in our proxy statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Transactions with Related Persons” and “Director Independence” is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services.

The information contained in our proxy statement for the 2008 Annual Meeting of Shareholders in the sections entitled “Auditor Fees,” and “Pre-approval of Services Rendered by Independent Auditors” is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

Management Report on Responsibility for Financial Reporting

Report of Independent Registered Public Accounting Firm

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2007 and 2006

Consolidated Statements of Income for the years ended 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2007, 2006, and 2005

Consolidated Statements of Cash Flows for the years ended 2007, 2006, and 2005

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006. (Incorporated by reference to Exhibit 3.1 of Form 10-K for period ended December 31, 2006, and filed March 9, 2007, File No. 001-16691.)
3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-K filed March 9, 2007, File No. 001-16691.)
3.3	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed November 30, 2008.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)
4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 to Form 8-A filed March 2, 2001, File No. 000-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 to Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 to Form 10-Q Report for quarter ended June 30, 1997, and filed August 12, 1997, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)
10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)
10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006.
10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)
10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)
10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)
10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)
10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)
10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)
10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)
10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award.
10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)
10.14	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended June 30, 1999, File No. 000-06835.)
10.15	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)
10.16	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)
10.17	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)
10.18	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)
10.19	*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended June 30 2007, File No. 001-16691.)
10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.21	*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.30 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)
10.22	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)
10.23	*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)
10.24	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)
10.25	*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)
10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)
10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)
10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)
10.29	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.30	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.31	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)
10.32	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.33	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.34	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.35	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.36	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)
10.37	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.38	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.39	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s 2007 Proxy Statement for the Annual Meeting of Shareholders, filed April 16, 2007, File No. 001-16691.)
10.40	Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Conduct.
21.1	Subsidiaries of Irwin Financial Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
23.2	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the Undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

Date: March 12, 2008

By:	/s/ William I. Miller
William I. Miller
Chief Executive Officer, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the Corporation and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ Sally A. Dean Sally A. Dean	Director	March 12, 2008

/s/ David W. Goodrich David W. Goodrich	Director	March 12, 2008

/s/ R. David Hoover R. David Hoover	Director	March 12, 2008

/s/ William H. Kling William H. Kling	Director	March 12, 2008

/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 12, 2008

/s/ John C. McGinty, Jr. John C. McGinty, Jr.	Director	March 12, 2008

/s/ William I. Miller William I. Miller	Director, Chief Executive Officer, Chairman and President (principal executive officer)	March 12, 2008

/s/ Dayton H. Molendorp Dayton H. Molendorp	Director	March 12, 2008

/s/ Lance R. Odden Lance R. Odden	Director	March 12, 2008

/s/ Marita Zuraitis Marita Zuraitis	Director	March 12, 2008

/s/ Gregory F. Ehlinger Gregory F. Ehlinger	Chief Financial Officer (principal financial officer)	March 12, 2008

/s/ Jody A. Littrell Jody A. Littrell	First Vice President and Controller (principal accounting officer)	March 12, 2008