Form 10-Q
period 2008-03-31
IRWIN FINANCIAL CORP
filed 2008-05-07
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

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
☐ Yes   ☑ No
As of April 30, 2008, there were outstanding 29,644,557 common shares, no par value, of the Registrant.

FORM 10-Q

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and cash equivalents — Note 1	$103,029	$78,212
Interest-bearing deposits with financial institutions	39,685	31,841
Residual interests	10,974	12,047
Investment securities- held-to-maturity (Fair value: $16,419 March 31, 2008 and $18,134 at December 31, 2007) — Note 2	17,603	18,123
Investment securities- available-for-sale — Note 2	45,941	59,684
Investment securities- other — Note 2	62,588	62,588
Loans held for sale	2,747	6,134
Loans and leases, net of unearned income — Note 3	5,583,538	5,696,230
Less: Allowance for loan and lease losses — Note 4	(158,598)	(144,855)

	5,424,940	5,551,375
Servicing assets — Note 5	19,343	23,234
Accounts receivable	33,329	38,710
Accrued interest receivable	23,450	26,291
Premises and equipment	38,282	38,178
Other assets	235,156	215,874
Assets held for sale	—	3,814

Total assets	$6,057,067	$6,166,105

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$324,135	$306,820
Interest-bearing	2,299,933	2,357,050
Certificates of deposit over $100,000	774,924	661,618

	3,398,992	3,325,488
Other borrowings — Note 6	674,258	802,424
Collateralized debt — Note 7	1,186,123	1,213,139
Other long-term debt	233,871	233,873
Other liabilities	127,817	131,881

Total liabilities	5,621,061	5,706,805

Commitments and contingencies — Note 12
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares;	—	—
Noncumulative perpetual preferred stock - 15,000 authorized and issued;	14,441	14,441
Common stock, no par value — authorized 40,000,000 shares; issued 29,896,464 as of March 31, 2008 and December 31, 2007; 636,616 and 670,169 shares in treasury as of March 31, 2008 and December 31, 2007, respectively	116,542	116,542
Additional paid-in capital	3,227	2,557
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of $6,131 and $4,367 as of March 31, 2008 and December 31, 2007	(1,472)	1,032
Retained earnings	315,358	337,524

	448,096	472,096
Less treasury stock, at cost	(12,090)	(12,796)

Total shareholders’ equity	436,006	459,300

Total liabilities and shareholders’ equity	$6,057,067	$6,166,105

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2008	2007
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$117,322	$119,349
Loans held for sale	166	4,942
Residual interests	275	270
Investment securities	2,289	2,457
Federal funds sold	38	20

Total interest income	120,090	127,038

Interest expense:
Deposits	28,938	33,451
Other borrowings	7,236	7,806
Collateralized debt	15,170	15,815
Other long-term debt	4,311	3,838

Total interest expense	55,655	60,910

Net interest income	64,435	66,128
Provision for loan and lease losses — Note 4	44,520	23,208

Net interest income after provision for loan and lease losses	19,915	42,920

Other income:
Loan servicing fees	2,458	5,912
Amortization and impairment of servicing assets — Note 9	(4,219)	(4,950)
Gain (loss) from sales of loans held for sale	6,831	(5,907)
Trading losses — Note 9	(1,057)	(264)
Derivative losses, net	(957)	(1,089)
Other than temporary impairment — Note 2	(13,157)	—
Other	5,645	5,484

	(4,456)	(814)

Other expense:
Salaries	22,629	25,735
Pension and other employee benefits	7,708	7,738
Office expense	2,212	2,337
Premises and equipment	5,766	5,628
Marketing and development	1,132	1,209
Professional fees	2,098	2,086
Other	10,409	7,552

	51,954	52,285

Loss before income taxes from continuing operations	(36,495)	(10,179)
Provision for income taxes	(14,329)	(4,085)

Net loss from continuing operations	(22,166)	(6,094)
Loss from discontinued operations, net of $2,742 income tax benefit March 31, 2007	—	(4,035)

Net loss	$(22,166)	$(10,129)

Earnings per share from continuing operations: — Note 10
Basic	$(0.76)	$(0.22)

Diluted	$(0.77)	$(0.22)

Earnings per share: — Note 10
Basic	$(0.76)	$(0.35)

Diluted	$(0.77)	$(0.36)

Dividends per share	$—	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2008, and 2007

			Accumulated Other Comprehensive loss
						Defined	Additional		Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Preferred	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2008	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$2,557	$116,542	$14,441	$(12,796)
Net loss	(22,166)	(22,166)
Unrealized gain on investment securities net of $29 tax liability	44			44
Unrealized loss on derivatives net of $743 tax benefit	(1,114)				(1,114)
Foreign currency adjustment	(1,434)		(1,434)

Other comprehensive loss	(2,504)

Total comprehensive loss	(24,670)
Stock compensation expense	1,147						1,147
Stock:
Purchase of 835 shares	(6)									(6)
Sales of 34,388 shares	235						(477)	—		712

Balance at March 31, 2008	$436,006	$315,358	$7,724	$(1,401)	$(2,690)	$(5,105)	$3,227	$116,542	$14,441	$(12,090)

Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$14,518	$(3,262)
Net loss	(10,129)	(10,129)
Unrealized gain on investment securities net of $21 tax liability	31			31
Unrealized gain on derivatives net of $121 tax liability	183				183
Foreign currency adjustment	365		365

Other comprehensive income	579

Total comprehensive loss	(9,550)
Cash dividends — common stock	(3,533)	(3,533)
Cash dividends — preferred stock	(352)	(352)
FAS 156 adoption, net of tax	1,743	1,743
Tax benefit on stock option exercises	116						116
Stock compensation expense	363						363
Stock issuance costs	(72)								(72)
Stock:
Purchase of 359,848 shares	(7,668)									(7,668)
Sales of 74,199 shares	(1320)						(374)	54		1,640

Balance at March 31, 2007	$512,869	$393,564	$3,249	$(313)	$153	$(6,874)	$1,688	$116,246	$14,446	$(9,290)

The accompanying notes are an integral part of the consolidated financial statements.

CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months ended March 31,
	2008	2007
	(Dollars in thousands)
Loss from continuing operations	$(22,166)	$(6,094)
Loss from discontinued operations	—	(4,035)

Net Loss	(22,166)	(10,129)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	2,604	2,356
Other than temporary impairment	13,157	—
Amortization and impairment of servicing assets	4,219	5,199
Provision for loan and lease losses	44,520	23,208
(Gain) loss from sales of loans held for sale	(6,831)	10,155
Originations and purchases of loans held for sale	(64,436)	(208,830)
Proceeds from sales and repayments of loans held for sale	130,272	261,224
Net decrease in residuals	1,348	971
Net decrease in accounts receivable	5,381	137,994
Other, net	(19,999)	(92,243)

Net cash provided by operating activities	88,069	129,905

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	1,132	127
Available-for-sale	685	974
Purchase of investment securities:
Held-to-maturity	(451)	(100)
Available-for-sale	(187)	(7,240)
Net (increase) decrease in interest-bearing deposits	(7,844)	9,713
Net decrease (increase) in loans, excluding sales	27,251	(44,957)
Other, net	(1,869)	(4,120)

Net cash provided (used) by investing activities	18,717	(45,603)

Financing activities:
Net increase (decrease) in deposits	73,505	(104,118)
Net (decrease) increase in other borrowings	(128,166)	16,861
Proceeds from issuance of collateralized debt	96,415	27,206
Repayments of collateralized debt	(123,444)	(98,208)
Payments on long term debt	(3)	(4)
Purchase of treasury stock for employee benefit plans	(6)	(7,668)
Proceeds from sale of stock for employee benefit plans	235	1,436
Dividends paid	—	(3,885)

Net cash used by financing activities	(81,464)	(168,380)

Effect of exchange rate changes on cash	(505)	134

Net increase (decrease) in cash and cash equivalents	24,817	(83,944)
Cash and cash equivalents at beginning of period	78,212	145,765

Cash and cash equivalents at end of period	$103,029	$61,821

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$50,740	$59,659

Income taxes paid	$2,216	$6,152

Noncash transactions:
Adoption of FAS 156	$—	$1,743

Other real estate owned	$1,225	$2,664

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance and home equity lending. We have exited the mortgage banking segment, maintaining a limited staff to manage our residual liabilities and responsibilities from past activities. Our direct and indirect subsidiaries include Irwin Union Bank and Trust Company, Irwin Union Bank, F.S.B., Irwin Commercial Finance Corporation, Irwin Home Equity Corporation and Irwin Mortgage Corporation. Intercompany balances and transactions have been eliminated in consolidation. In the opinion of management, the financial statements reflect all material adjustments necessary for a fair presentation. The Corporation does not meet the criteria as primary beneficiary for our wholly-owned trusts holding our company-obligated mandatorily redeemable preferred securities established by Financial Accounting Standards Board (FASB) Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” As a result, these trusts are not consolidated.
     For the mortgage banking line of business that we have exited, the financial statement and notes within this report conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.”
     Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.
     Foreign Currency: Assets and liabilities denominated in Canadian dollars are translated into U.S. dollars at rates prevailing on the balance sheet dates; income and expenses are translated at average rates of exchange for the reporting period. Unrealized foreign currency translation gains and losses are recorded in accumulated other comprehensive income in shareholders’ equity.
     Cash and Cash Equivalents: For purposes of the consolidated balance sheets, we consider cash and due from banks to be cash equivalents.
     Investment Securities: Those investment securities that we have the positive intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premiums and accretion of discounts (adjusted cost). All other investment securities are classified as “available-for-sale” and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of the future tax impact, are reported as a separate component of shareholders’ equity until realized. Investment securities gains and losses are based on the amortized cost of the specific investment security determined on a specific identification basis. Fair values are determined based upon dealer quotes and discounted cash flow modeling. A decline in value lasting an extended period of time or of significant magnitude is evaluated for impairment that may be deemed “other-than-temporary”.
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

The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest or earlier should credit analysis prior to 90 days suggest collection of such amounts is unlikely to occur . Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in the process of collection.
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
     Servicing Assets: When we securitize or sell loans, we may retain the right to service the underlying loans sold. For cases in which we retain servicing rights, a portion of the cost basis of loans sold is allocated to a servicing asset based on its fair value. Prior to the January 1, 2007, all servicing rights were carried at lower of cost or fair market value.
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
     Derivative Instruments: All derivative instruments have been recorded at fair value and are classified as other assets or other liabilities in the consolidated balance sheets in accordance with SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” Fair values for derivatives are determined based upon dealer quotes.
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
     Recent Accounting Developments: On January 1, 2008 we adopted SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 requires, among other things, our valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. There was no cumulative effect to retained earnings as a result of adopting this statement.
     On January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure certain financial instruments at fair value. We have chosen not to elect fair value option upon adoption of this statement and, therefore, the adoption had no impact to our consolidated financial statements.
     In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We will begin making the required disclosures in 2009.

Note 2 — Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$13,569	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	713	717

Total held-to-maturity	17,603	18,123

Available-for-Sale:
Mortgage-backed securities	30,868	45,499
Other	15,073	14,185

Total available-for-sale	45,941	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$126,132	$140,395

     At March 31, 2008, we held four mortgage-backed securities that were downgraded by two of the Nationally Recognized Statistical Rating Organizations (NRSRO) in April 2008. These securities were issued by entities other than government-sponsored enterprises and backed by first mortgage liens. These securities have a par value of $26.2 million and, subsequent to the downgrade, a fair value of $13.0 million. This decline in value is deemed to be other-than-temporary. Accordingly, we recognized a $13.2 million other-than-temporary impairment during the quarter.
Note 3 — Loans and Leases
     Loans and leases are summarized as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$2,079,136	$2,099,451
Real estate-construction & land development	585,356	586,037
Real estate-mortgage	1,638,213	1,691,450
Consumer	27,327	32,232
Commercial financing
Franchise financing	910,565	925,741
Domestic leasing	292,582	306,301
Foreign leasing	447,011	462,036
Unearned income
Franchise financing	(301,549)	(306,681)
Domestic leasing	(39,507)	(42,723)
Foreign leasing	(55,596)	(57,614)

Total	$5,583,538	$5,696,230

     At March 31, 2008, mortgage loans and leases held for investment with a carrying value of $1.3 billion were pledged as collateral for bonds payable to investors (See Note 7).
     Federal Home Loan Bank borrowings are collateralized by $1.4 billion in loans and loans held for sale at March 31, 2008.

     Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.
Note 4 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2008	2007
	And the Three Months
	Then Ended	And the Year Then Ended
	(Dollars in thousands)
Balance at beginning of year	$144,855	$74,468
Provision for loan and lease losses	44,520	134,988
Charge-offs	(31,794)	(73,994)
Recoveries	1,607	10,099
Reduction due to reclassification and sales of loans	(461)	(1,225)
Foreign currency adjustment	(129)	519

Balance at end of period	$158,598	$144,855

     Nonperforming loans and leases are summarized below:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more	$867	$857
Nonaccrual loans and leases	98,439	75,453

Total nonperforming loans and leases	$99,306	$76,310

Note 5 — Servicing Assets
     We adopted the fair value treatment for servicing assets associated with our second mortgage and high loan-to-value first mortgage portfolios as of January 1, 2007. The effect of measuring the selected servicing assets at fair value was reported as a cumulative-effect adjustment to retained earnings, increasing retained earnings $1.7 million, net of tax. Changes in fair value subsequent to adoption were recorded through “amortization and impairment of servicing assets.” All other servicing assets, primarily related to first mortgage loans, continue to be accounted for using the amortization method with impairment recognized. These mortgage servicing assets are recorded at lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired.
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

Changes in our fair value servicing assets are shown below:

	March 31,	December 31,
	2008	2007
	And the Three Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Beginning balance	$19,724	$27,725
Gain from initial adoption of SFAS 156	—	2,905
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	(2,590)	(1,589)
Other changes in fair value (2)	(1,270)	(9,317)

Balance at the end of the period	$15,864	$19,724

(1)	Principally reflects changes in discount rates and prepayment spread assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.
Changes in our amortizing servicing assets are shown below:

	March 31,	December 31,
	2008	2007
	And the Three Months	And the Year
	Then Ended	Then Ended
	(Dollars in thousands)
Beginning balance	$3,510	$31,949
Initial adoption of SFAS 156	—	(27,725)
Additions	328	530
Sales	—	(5)
Amortization	(339)	(1,199)
Impairment	(20)	(40)

Balance at the end of the period	$3,479	$3,510

     We have established a valuation allowance to record these servicing assets at their fair value. Changes in the allowance are summarized below:

	March 31,	December 31,
	2008	2007
	And the Three Months
	Then Ended	And the Year Then Ended
	(Dollars in thousands)
Balance at beginning of year	$191	$483
Transfer of assets from amortizing to fair value	—	(332)
Impairment	20	40

Balance at the end of the period	$211	$191

Note 6 — Other borrowings
     Other borrowings are summarized as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$604,258	$574,424
Federal funds	70,000	228,000

Total	$674,258	$802,424

Weighted average interest rate	4.36%	5.20%
     Federal Home Loan Bank borrowings (FHLB) are collateralized by $1.4 billion of loans and loans held for sale at March 31, 2008.
     In addition to borrowings from the FHLB, we use other lines of credit as needed. We have lines of credit available of $0.3 billion to fund loan originations and operations. Interest on the lines of credit ranges from 2.5% to 2.8% at March 31, 2008.
Note 7 — Collateralized Debt
     We pledge loans in transactions structured as secured financings at our home equity lending and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the loans being retained on the balance sheet. The notes associated with these transactions are collateralized by $1.3 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.

Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	March 31,	March 31,	December 31,
	Maturity	2008	2008	2007
			(Dollars in thousands)
Commercial finance line of business
Canadian asset backed notes:
Note 1	revolving		$—	$46,183
Note 2	9/2012	4.4	162,076	192,103
Note 3	10/2009	4.5	3,192	4,120
Note 4	12/2013	5.2	89,012	—
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	3.5	33,029	33,733
Variable rate subordinate note	12/2034	4.3	23,889	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	3.4	22,356	23,484
Fixed rate senior note	6/2035	5.2	53,084	59,471
Variable rate subordinate note	6/2035	4.9	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(54)	(62)
2006-1 asset backed notes:
Variable rate senior note	9/2035	3.3	37,378	44,302
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(10)	(12)
2006-2 asset backed notes:
Variable rate senior note	2/2036	3.3	75,394	82,945
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(12)	(13)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	3.3	75,604	83,281
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(6)	(7)
2007-1 asset backed notes:
Variable rate senior note	8/2037	3.3	127,681	135,339
Variable funding notes	8/2037	3.3	11	—
Fixed rate senior note	8/2037	6.0	91,346	91,346
Fixed rate lockout senior note	8/2037	5.9	22,000	22,000
Unamortized premium/discount			(15)	(17)

Total			$1,186,123	$1,213,139

Note 8 — Employee Retirement Plans
     Below are components of net periodic cost of the Pension and Supplemental Executive Retirement Plan (SERP) benefits:
     Employee Pension Plan:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Service cost	$1,167	$1,070
Interest cost	683	586
Expected return on plan assets	(657)	(638)
Amortization of prior service cost	9	9
Amortization of actuarial loss	71	157

Net pension cost	$1,273	$1,184

     Supplemental Executive Retirement Plan:

	For the Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Service cost	$22	$59
Interest cost	81	100
Amortization of prior service cost	3	3
Amortization of actuarial loss	—	19

Net SERP cost	$106	$181

     As of March 31, 2008, we have not made any contributions to our pension plan in the current year. We plan to contribute $3 million to this plan in 2008 to maintain its funding status.
Note 9 — Fair Value
     Effective January 1, 2008, we adopted SFAS 157 “Fair Value Measurements.” This statement defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 requires, among other things, our valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in Emerging Issues Task Force Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities” (EITF Issue 02-3), which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market.
     SFAS 157 specifies a hierarchy of valuation techniques based on whether the inputs to those valuation techniques are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our market assumptions. In accordance with SFAS 157, these two types of inputs have created the following fair value hierarchy:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•	Level 3 — Model derived valuations in which one or more significant inputs or significant value drivers are unobservable.

     This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
For the Three Months Ended March 31, 2008
Assets
Residual interests	$—	$—	$10,974	$10,974
Investment securities — available-for-sale	—	21,416	24,525	45,941
Servicing assets	—	—	15,864	15,864

Total assets	$—	$21,413	$51,363	$72,776

Liabilities
Derivatives	—	7,101	—	7,101

Total liabilities	$—	$7,101	$—	$7,101

     We classify financial instruments in Level 3 of the fair value hierarchy when there is reliance on at least one significant unobservable input to the valuation model. In addition to these unobservable inputs, the valuation models for Level 3 financial instruments typically also rely on a number of inputs that are readily observable either directly or indirectly. Thus, the gains and losses presented below include changes in the fair value related to both observable and unobservable inputs.
     The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2008.

		Net
		realized/unrealized
		gain(losses)	Purchases,		Unrealized gains
		included in	issuances and		(losses) still
	January 1, 2008	earnings(1)(2)	settlements	March 31, 2008	held(3)
		(Dollars in thousands)
Assets
Residual interests	$12,047	$(925)	$(148)	$10,974	$(1,057)
Investment securities — available-for-sale	37,682	(13,157)	—	24,525	—
Servicing assets	19,724	(3,860)	—	15,864	(3,860)

Total assets	$69,453	$(17,942)	$(148)	$51,363	$(4,937)

[1]	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

[2]	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

[3]	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at March 31, 2008
     The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at March 31, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
For the Three Months Ended March 31, 2008
Assets
Loans held for investment (1)	$—	$—	$30,379	$30,379
Loans held for sale(2)	—	—	2,747	2,747
Mortage servicing assets (3)	—	—	3,479	3,479

Total assets	$—	$—	$36,605	$36,605

(1)	Represents the carrying amount of impaired loans (i.e., unpaid principal balance less specific loan loss reserves) with impairment calculated based on appraised collateral values

(2)	Represents the carrying value of loans held for sale which are valued at lower of cost or market value. Market value is determined based upon discounted cash flow models adjusted for prepayment assumptions

(3)	Represents the carrying value of mortgage servicing assets which are valued at lower of cost or market. Market value is determined based upon observed pricing on similar, market-traded servicing rights and discounted cash flow models
Note 10 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended March 31, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(22,166)	$—	$(22,166)	$(363)	$(22,529)
Shares			29,249	—	29,249

Per-share amount			$(0.76)	$(0.01)	$(0.77)

	Three Months ended March 31, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:
From continuing operations	$(6,094)	$(352)	$(6,446)	$(189)	$(6,635)
From discontinued operations	(4,035)	—	(4,035)	—	(4,035)

Total net loss for all operations	$(10,129)	$(352)	(10,481)	(189)	(10,670)

Shares			29,623	—	29,623

Per-share for continuing operations			$(0.22)	$—	$(0.22)

Per-share for all operations			$(0.35)	$(0.01)	$(0.36)

     At March 31, 2008 and 2007, there were 2.8 million and 1.9 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates.
Note 11 — Industry Segment Information
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
     As described in Note 1, we exited the conforming, conventional mortgage banking line of business. For 2007, this segment is shown in the table below as “Discontinued Operations.” Due to its diminishing significance, in 2008 this former segment will be reported in “Parent and Other.”

	Commercial	Commercial	Home Equity
	Banking	Finance	Lending	Other	Consolidated

	(Dollars in thousands)
For the Three Months Ended March 31, 2008
Net interest income	$25,003	$20,883	$(5,280)	$(20,691)	$19,915
Intersegment interest	(3,761)	(11,599)	(4,624)	19,984	—
Other revenue	4,667	6,288	(2,960)	(12,451)	(4,456)
Intersegment revenues	—	—	42	(42)	—

Total net revenues	25,909	15,572	(12,822)	(13,200)	15,459
Other expense	23,594	7,681	13,419	7,260	51,954
Intersegment expenses	1,037	446	592	(2,075)	—

Income (loss) before taxes	1,278	7,445	(26,833)	(18,385)	(36,495)
Income taxes	191	3,000	(10,732)	(6,788)	(14,329)

Net income (loss)	$1,087	$4,445	$(16,101)	$(11,597)	$(22,166)

Assets at March 31, 2008	$3,088,222	$1,281,596	$1,411,521	$275,728	$6,057,067

	Commercial	Commercial	Home Equity			Discontinued
	Banking	Finance	Lending	Other	Consolidated	Operations	Consolidated

	(Dollars in thousands)
For the Three Months Ended March 31, 2007
Net interest income	$25,913	$17,469	$17,128	$(17,590)	$42,920	$(340)	$42,580
Intersegment interest	(968)	(8,940)	(7,652)	17,560	—	—	—
Other revenue	3,947	2,791	(6,897)	(655)	(814)	(4,381)	(5,195)
Intersegment revenues	—	—	101	(101)	—	—	—

Total net revenues	28,892	11,320	2,680	(786)	42,106	(4,721)	37,385
Other expense	23,440	6,782	18,914	3,149	52,285	2,056	54,341
Intersegment expenses	851	352	667	(1,870)	—	—	—

Income (loss) before taxes	4,601	4,186	(16,901)	(2,065)	(10,179)	(6,777)	(16,956)
Income taxes	1,438	1,595	(6,752)	(366)	(4,085)	(2,742)	(6,827)

Net income (loss)	$3,163	$2,591	$(10,149)	$(1,699)	$(6,094)	$(4,035)	$(10,129)

Assets at March 31, 2007	$3,245,400	$1,071,924	$1,586,174	$114,238			$6,017,736

Note 12 — Commitments and Contingencies
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
Litigation in Connection with Loans Purchased from Freedom Mortgage Corporation.
     On January 22, 2008, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, filed suit against Freedom Mortgage Corporation in the United States District Court for the Northern District of California, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. The Irwin subsidiaries are seeking damages in excess of $8,000,000.00 from Freedom.
     In response, Freedom moved to compel arbitration of the claims asserted in the California Action and on March 12, 2008 filed suit against us and our indirect subsidiary, Irwin Mortgage Corporation, in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleges that the Irwin repurchase demands in the California Action represent various breaches of the Asset Purchase Agreement dated as of August 7, 2006. The Asset Purchase Agreement was entered into by Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. Freedom seeks damages in excess of $8,000,000, and to compel Irwin to order its subsidiaries in the California Action to dismiss their claims. The California Action has been stayed pending completion of arbitration. On April 23, 2008, Irwin filed a motion to dismiss the Delaware Action. We have not established any reserves for this litigation.

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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in housing markets, industries associated with housing, the mortgage markets or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending or small business-based manufacturing and services;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities.

•	difficulties in reducing risk associated with home equity loans on our balance sheet or obtaining the desired tax treatment for any dispositions associated with the portfolio;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating the future repurchase risk of residential mortgage loans due to alleged violations of representations and warranties we made when selling the loans to the secondary market;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the memorandum of understanding entered into as of March 1, 2007 between Irwin Union Bank and Trust and the Federal Reserve Bank of Chicago;

•	changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of our remaining assets and obligations of our discontinued mortgage banking segment; or

•	governmental changes in monetary or fiscal policies.

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
     3. Diversify capital and earnings risk. We diversify our revenues, credit risk, and application of capital across complementary lines of business and across different regions as a key part of our risk management. For example, the customers of our commercial bank have different growth and risk profiles in the Midwest and West. These markets perform differently due to differences in local economies, affecting both demand and credit quality of our products. In recent periods, due to significant changes in the national housing and mortgage credit markets we have taken steps to reduce our exposure to mortgage lending for loans that are ineligible for sale through government or government-sponsored agency programs. Our home equity lending segment lends to consumers on a national basis, but now through government or government-sponsored agency lending programs. In our other segments, we attempt to build a diversified portfolio where demand and credit quality fluctuate depending, in part, on local market conditions. Our customers’ credit needs are cyclical, but when combined in an appropriate mix, we believe they provide sources of diversification and opportunities for growth in a variety of economic conditions.
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
     We believe strategy needs to evolve in response to changes in environmental conditions. Our strategy is not producing acceptable results in the current environment of severe stress in housing and related markets. We continue to evaluate our choices within this strategic framework that would position us to produce better results in the current and expected future environments. We also continue to believe long-term growth and profitability will result from serving attractive niches within commercial and consumer banking, with experienced management teams, diverse products and geographic markets, and a focus on risk management systems.
Critical Accounting Policies
     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Our Annual Report on Form 10-K for the year ended 2007 provides a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment.
Consolidated Overview
     The financial statements, notes, schedules and discussion within this report for 2007 have been reformatted to conform to the presentation required for “discontinued operations” pursuant to the sale of the assets of our mortgage banking line of business.

	For the Three Months Ended
		March 31,
	2008	2007	% Change
Net (loss) income from continuing operations (in thousands)	$(22,166)	$(6,094)	(263.7)%
Net loss including discontinued operations (in thousands)	(22,166)	(10,129)	(118.8)
Basic earnings per share from continuing operations	(0.76)	(0.22)	(245.5)
Basic earnings per share including discontinued operations	(0.76)	(0.35)	(117.1)
Diluted earnings per share from continuing operations	(0.77)	(0.22)	(250.0)
Diluted earnings per share including discontinued operations	(0.77)	(0.36)	(113.9)
Return on average equity from continuing operations	(20.0)%	(4.7)%	(325.5)
Return on average assets from continuing operations	(1.5)%	(0.4)%	(275.0)
Outlook
     In spite of the ongoing unsettled conditions in the real estate markets, we progressed toward our goal of returning results from our three operating units to profitability. Unfortunately, the global liquidity crisis and credit deterioration caused us to have to take a non-cash mark-to-market impairment in the first quarter in our securities portfolio that were downgraded but are still paying as expected.
     Through asset sales and a solution to our exposure to home equity credit losses, management and the Board are re-focusing the Corporation on our core banking services to small business customers.

     Towards this end, we suspended originations in our home equity segment of loans for our own portfolio, including second mortgages. The home equity segment is now focused on government-insured and conforming, conventional first mortgage loans that can be sold into the secondary markets. We believe these actions will accelerate the reduction of exposure to risk in this segment. In addition, the Board of Irwin Financial has engaged Stifel, Nicolaus & Company, Incorporated and Milestone Advisors, LLC to explore alternatives to achieve our strategic refocusing objectives and resolve our home equity loan exposure. These steps could include but are not limited to sales of loans, a spin off of assets, or a recapitalization. Based on what we know today, once we have achieved these objectives and taken their associated charges, we expect to be profitable on a consolidated basis. Our aim is to complete this process in the third quarter and sooner if possible.
     In the first quarter, we also remained focused on maintaining and enhancing our liquidity and capital positions, having taken several actions while actively exploring additional steps. During the first quarter, we suspended dividends and reduced our assets to maintain our risk-weighted capital ratios. In spite of the first quarter losses, our risk weighted capital ratios ended the quarter at 12.5 percent at Irwin Financial and 12.4 percent at Irwin Union Bank and Trust, each above our internal targets. It is important to note that due to securitization structures, if we were to assume that we moved all of the home equity loans off our balance sheet, we believe both Irwin Union Bank and Trust and Irwin Financial would have a risk-weighted capital ratio above the statutory ten percent standard for a “well capitalized” bank.1 Total deposits remained unchanged in the first quarter. We will continue to pursue assets sales as necessary in order to maintain healthy capital ratios and liquidity while we continue progress on our return to profitability.

[1]	This pro forma statement assumes a hypothetical situation in which the entire home equity portfolio is either moved off the balance sheet without compensation or is written down to a zero value. This analysis ignores potential non-loan restructuring charges and potential proceeds from a sale of loans or loan assets, although we understand there is value in these portfolios. For the loans funded with financing securitizations, it assumes the associated debt is removed from the balance sheet as well. Finally, it assumes the Corporation would be able to deduct any losses for income tax purposes, which management believes would be the case.
Consolidated Income Statement Analysis
Net Loss From Continuing Operations
     We recorded a net loss of $22.2 million for the three months ended March 31, 2008, a decline of $16.1 million from net loss from continuing operations of $6.1 million for the three months ended March 31, 2007. Net loss per share (diluted) was $0.77 for the quarter ended March 31, 2008, compared to net loss per share of $0.22 for the first quarter of 2007. Annualized return on equity from continuing operations was (20.0)% for the three months ended March 31, 2008 and (4.7)% for the same period in 2007 from continued operations. The decrease in 2008 earnings relates primarily to the significant deterioration of the mortgage markets. This disruption led to large losses in the home equity lending line of business as a result of increased provision for loan losses. We provided $45 million for loan losses during the first quarter of 2008 compared to $23 million in the same period a year earlier. This provision is based on significant revisions in our expectations of probable losses that have not yet been incurred. We believe these reserves adequately reflect our risk of loss in the current and expected environment. Our need for higher or lower reserves will change as the likelihood of customer defaults changes. First quarter results were also materially affected by a non-cash $13 million other-than-temporary impairment of four mortgage-backed securities that were downgraded in April 2008 by the rating agencies.
Net Interest Income From Continuing Operations
     Net interest income from continuing operations for the three months ended March 31, 2008 totaled $64 million, down 3% from the first quarter 2007 net interest income of $66 million. Net interest margin for the three months ended March 31, 2008 was 4.44% down compared to 4.66% for the same period in 2007.

     The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated:

	For the Three Months Ended March 31,
	2008			2007
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate

	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$42,644	$466	4.40%	$56,768	$680	4.86%
Federal funds sold	5,538	38	2.76%	1,386	20	5.85%
Residual interests	11,722	275	9.44%	10,155	270	10.78%
Investment securities	139,215	1,823	5.27%	130,070	1,777	5.54%
Loans held for sale	9,112	166	7.33%	269,832	5,626	8.46%
Loans and leases, net of unearned income (1)	5,624,289	117,322	8.39%	5,255,104	119,489	9.22%

Total interest earning assets	5,832,520	$120,090	8.28%	5,723,315	$127,862	9.06%
Noninterest-earning assets:
Cash and due from banks	78,666			72,781
Premises and equipment, net	38,172			36,782
Other assets	254,725			306,319
Less allowance for loan and lease losses	(149,299)			(77,096)

Total assets	$6,054,784			$6,062,101

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$319,110	$1,271	1.60%	$298,977	$1,780	2.41%
Money market savings	1,042,507	7,593	2.93%	1,128,166	12,481	4.49%
Regular savings	116,275	526	1.82%	125,004	678	2.20%
Time deposits	1,656,355	19,548	4.75%	1,483,026	18,512	5.06%
Other borrowings	643,544	7,236	4.52%	645,767	8,428	5.29%
Collateralized debt	1,213,801	15,170	5.03%	1,141,472	15,815	5.62%
Other long-term debt	233,871	4,311	7.41%	233,887	4,380	7.59%

Total interest-bearing liabilities	$5,225,463	$55,655	4.28%	$5,056,299	$62,074	4.98%
Noninterest-bearing liabilities:
Demand deposits	299,915			369,518
Other liabilities	78,454			109,131
Shareholders’ equity	450,952			527,153

Total liabilities and shareholders’ equity	$6,054,784			$6,062,101

Net interest income		$64,435			$65,788
Net interest income to average interest earning assets			4.44%			4.66%

Net interest income from discontinued operations		—			(340)

Net interest income from continuing operations		$64,435			$66,128

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses From Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended March 31, 2008 was $45 million, compared to $23 million for the same period in 2007. More information on this subject is contained in the section on “credit risk.”

Noninterest Income From Continuing Operations
     Noninterest income during the first quarter of 2008 totaled $(4.5) million, compared to $(0.8) million for the first three months of 2007. The 2008 decrease is a result of two factors. First, a $13 million other-than-temporary impairment (OTTI) charge was recorded by the parent line of business during the first quarter of 2008. This OTTI charge relates to four mortgage-backed securities that were downgraded in April 2008 by two of the Nationally Recognized Statistical Rating Organizations (NRSROs). Second, the 2007 results reflect an $8 million valuation adjustment on loans held for sale at the home equity lending line of business. Details related to these fluctuations are discussed later in the “commercial finance” and “home equity lending” sections of this document.
Noninterest Expense From Continuing Operations
     Noninterest expenses for the three months ended March 31, 2008 totaled $52 million, unchanged from $52 million for the same period in 2007.
Income Tax Provision From Continuing Operations
     Income tax benefit for the three months ended March 31, 2008 totaled $14 million, compared to a benefit of $4 million during the same period in 2007. Our effective tax rate was 39% during the first quarter of 2008, compared to 40% during the same period in 2007.
Consolidated Balance Sheet Analysis
     Total assets at March 31, 2008 were $6.1 billion, down 2% from December 31, 2007. Average assets for the first quarter of 2008 were also $6.1 billion, down 1% from the average assets for the year 2007.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$13,569	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	713	717

Total held-to-maturity	17,603	18,123

Available-for-Sale:
Mortgage-backed securities	30,868	45,499
Other	15,073	14,185

Total available-for-sale	45,941	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$126,132	$140,395

     At March 31, 2008, we held four private-label mortgage-backed securities that were downgraded by two of the NRSROs. These securities have a par value of $26 million and fair value of $13 million. This decline in value is deemed to be other-than-temporary. Accordingly, $13 million was recorded during the quarter to other-than-temporary impairment expense to recognize this impairment.
Loans Held For Sale
     Loans held for sale totaled $3 million at March 31, 2008, a decrease from a balance of $6 million at December 31, 2007.

Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At March 31, 2008, 93% of our loan and lease portfolio was associated with our U.S. operations. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$2,079,136	$2,099,451
Real estate-construction & land development	585,356	586,037
Real estate-mortgage	1,638,213	1,691,450
Consumer	27,327	32,232
Commercial financing
Franchise financing	910,565	925,741
Domestic leasing	292,582	306,301
Foreign leasing	447,011	462,036
Unearned income
Franchise financing	(301,549)	(306,681)
Domestic leasing	(39,507)	(42,723)
Foreign leasing	(55,596)	(57,614)

Total	$5,583,538	$5,696,230

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	December 31,
	2008	2007

	And the Three	And the Year
	Months Then Ended	Then Ended
	(Dollars in thousands)
Balance at beginning of year	$144,855	$74,468
Provision for loan and lease losses	44,520	134,988
Charge-offs	(31,794)	(73,994)
Recoveries	1,607	10,099
Reduction due to reclassification and sales of loans	(461)	(1,225)
Foreign currency adjustment	(129)	519

Balance at end of period	$158,598	$144,855

Deposits
     Total deposits for the first quarter of 2008 averaged $3.4 billion, unchanged from average deposits for the year 2007. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2008, institutional broker-sourced deposits totaled $0.7 billion, compared to $0.6 billion at December 31, 2007.
Other Borrowings
     Other borrowings during the first quarter of 2008 averaged $644 million compared to an average of $599 million for the year 2007. Other borrowings totaled $674 million at March 31, 2008 compared to $802 million at December 31, 2007.

     Federal Home Loan Bank borrowings averaged $499 million for the quarter ended March 31, 2008, with an average rate of 4.64% and the balance at March 31, 2008 was $604 million at an interest rate of 4.64%. The maximum outstanding during any month end during 2008 was $604 million. Federal Home Loan Bank borrowings averaged $478 million for the year ended December 31, 2007, with an average rate of 5.10%. The balance at December 31, 2007, which was also the maximum outstanding during any month end during 2007, was $574 million at an interest rate of 4.97%.
     Federal Funds borrowings averaged $138 million for the quarter ended March 31, 2008, with an average rate of 3.37%. The balance at March 31, 2008 was $70 million at an interest rate of 2.76%. The maximum outstanding during any month end during 2008 was $221 million. Federal Funds borrowings averaged $204 million for the year ended December 31, 2007, with an average rate of 4.56%. The balance at March 31, 2007 was $82 million at an interest rate of 4.33%. The maximum outstanding during any month end during 2007 was $235 million.
Collateralized and Other Long-Term Debt
     Collateralized borrowings totaled $1.2 billion at March 31, 2008, unchanged from December 31, 2007. The bulk of these borrowings have resulted from securitizations of portfolio loans at the home equity lending line of business that result in loans remaining as assets and debt being accounted for under generally accepted accounting principles (GAAP) on our balance sheet (although to meet the structuring needs of the securitization trusts, the loans have been legally separated and sold to the trusts). This securitization debt provides us with match-term funding for these loans and leases with the debt being extinguished through pay-downs of the loans.
     Other long-term debt totaled $234 million at March 31, 2008 and December 31, 2007. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2008. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we deconsolidate the wholly-owned trusts that issued the trust preferred securities. The subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”
Capital
     Shareholders’ equity averaged $451 million during the first quarter of 2008, compared to an average of $506 million for the year 2007. Shareholders’ equity balance of $436 million at March 31, 2008 represented $14.41 per common share, compared to $15.22 per common share at December 31, 2007.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Tier 1 capital	$590,211	$619,656
Tier 2 capital	156,219	150,212

Total risk-based capital	$746,430	$769,868

Risk-weighted assets	$5,976,905	$6,099,204
Risk-based ratios:
Tier 1 capital	9.9%	10.2%
Total capital	12.5	12.6
Tier 1 leverage ratio	9.8	10.2
Ending shareholders’ equity to assets	7.2	7.4
Average shareholders’ equity to assets	7.4	8.3
     At March 31, 2008, our total risk-adjusted capital ratio was 12.5% exceeding our internal minimum of 11% (we have a higher Policy minimum of 12% at our principal subsidiary, Irwin Union Bank and Trust ). At December 31, 2007, our total risk-adjusted capital ratio was 12.6%. Our ending equity to assets ratio at March 31, 2008 was 7.2% compared to 7.4% at December 31, 2007. Our Tier 1 capital totaled $590 million as of March 31, 2008, or 9.9% of risk-weighted assets.

Cash Flow Analysis
     Our cash and cash equivalents increased $25 million during the first quarter of 2008 compared to a decrease of $84 million during the same period in 2007. Cash flows from operating activities provided $88 million in cash and cash equivalents in the first quarter of 2008 compared to the first quarter of 2007 when our operations provided $130 million in cash and cash equivalents.
Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended
	March 31,
	2008	2007
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$1,087	$3,163
Commercial Finance	4,445	2,591
Home Equity Lending	(16,101)	(10,149)
Other (including consolidating entries)	(11,597)	(1,699)

Net (loss) income from continuing operations	(22,166)	(6,094)
Discontinued operations	—	(4,035)

Net loss	$(22,166)	$(10,129)

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$49,726	$57,473
Interest expense	(21,904)	(27,887)

Net interest income	27,822	29,586
Provision for loan and lease losses	(6,580)	(4,641)
Other income	4,667	3,947

Total net revenue	25,909	28,892
Operating expense	(24,631)	(24,291)

Income before taxes	1,278	4,601
Income taxes	(191)	(1,438)

Net income	$1,087	$3,163

Performance Ratios:
Return on Average Equity	1.85%	5.56%

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,088,222	$3,093,764
Securities and short-term investments	38,606	38,780
Loans and leases	2,923,006	2,950,356
Allowance for loan and lease losses	(39,759)	(35,148)
Deposits	2,581,448	2,528,721
Shareholder’s equity	234,968	235,009
Daily Averages:
Assets	$3,065,614	$3,143,219
Loans and leases	2,931,281	2,902,994
Allowance for loan and lease losses	(35,460)	(26,984)
Deposits	2,587,739	2,753,615
Shareholder’s equity	236,362	234,068
Shareholder’s equity to assets	7.71%	7.45%
     Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners through our branches. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Portfolio Characteristics
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	March 31,			December 31,
	2008			2007
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Yield	Outstanding	of Total	Yield
			(Dollars in thousands)

Indianapolis	$537,415	18.4%	6.5%	$539,008	18.3%	7.1%
Central and Western Michigan	447,728	15.3	6.2	465,924	15.8	7.3
Southern Indiana	464,870	15.9	6.5	463,597	15.7	6.7
Phoenix	485,279	16.6	7.0	484,985	16.4	7.0
Las Vegas	195,754	6.7	6.7	188,126	6.4	8.2
Sacramento	118,124	4.0	5.5	120,149	4.1	7.7
Other	673,836	23.1	6.2	688,567	23.3	7.4

Total	$2,923,006	100.0%	6.5%	$2,950,356	100.0%	7.3%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Yield	Deposits	of Total	Yield

Indianapolis	$232,649	10.8%	2.0%	$225,075	10.0%	3.5%
Central and Western Michigan	165,372	7.6	2.2	195,818	8.7	2.6
Southern Indiana	741,410	34.4	2.0	740,686	33.1	2.9
Phoenix	162,648	7.4	2.3	175,617	7.8	3.4
Las Vegas	415,702	19.2	2.6	429,693	19.2	3.7
Sacramento	39,417	1.8	1.1	45,228	2.0	2.5
Other	404,701	18.8	2.4	428,599	19.2	6.3

Total	$2,161,899	100.0%	2.2%	$2,240,716	100.0%	3.1%

Net Income
     Commercial banking net income totaled $1.1 million during the first quarter of 2008, compared to $3.2 million for the same period in 2007. The biggest contributors to this decline were higher loan loss provisions and lower net interest income during the first quarter of 2008 discussed in more detail below.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net interest income	$27,822	$29,586
Average interest earning assets	2,973,285	3,005,995
Net interest margin	3.76%	3.99%
     Net interest income was $28 million for the first quarter of 2008, down $2 million compared to the first quarter of 2007. The 2008 decline in net interest income resulted primarily from lower interest rates and from loans repricing downward at a faster pace than deposits. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2008 was 3.76%, compared to 3.99% for the same period in 2007. The decline in 2008 margin reflects competitive conditions and unfavorable repricing of loans and deposits.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $6.6 million during the first quarter of 2008, compared to a provision of $4.6 million during the same period in 2007. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, both in the Midwest and Western markets. See further discussion in the “Credit Quality” section later in the document.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Trust fees	$581	$573
Service charges on deposit accounts	1,084	868
Insurance commissions, fees and premiums	561	585
Gain from sales of loans	601	457
Loan servicing fees	336	384
Amortization of servicing assets	(315)	(279)
Brokerage fees	370	352
Other	1,449	1,007

Total noninterest income	$4,667	$3,947

     Noninterest income during the first quarter of 2008 increased 18% over 2007. This increase was due primarily to higher service charges on deposit account of $0.2 million and higher gains on sales of loans of $0.1 million. In addition, included in “other” during the first quarter of 2007 is a $0.2 million loss on sale of other real estate owned (OREO).
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$14,160	$14,353
Other expenses	10,471	9,938

Total operating expenses	$24,631	$24,291

Efficiency ratio	75.8%	72.4%
Number of employees at period end(1)	514	592

(1)	On a full time equivalent basis.
     Operating expenses for the three months ended March 31, 2008 totaled $25 million, an increase of 1% over the same period in 2007.
Balance Sheet
     Total assets for the quarter ended March 31, 2008 were $3.1 billion, relatively unchanged from December 31, 2007. Earning assets for the quarter ended March 31, 2008 averaged $3.0 billion, unchanged from the year 2007. Average core deposits for the first quarter of 2008 totaled $2.2 billion, a decrease of 7% over average core deposits in the fourth quarter 2007.

Credit Quality
     Our credit quality declined in the first quarter of 2008, reflecting increased weakness in the regional economies in which we participate. As a result the allowance for loan losses to total loans increased to 1.36% at March 31, 2008, compared to 1.19% at December 31, 2007. Total nonperforming loans increased $20.4 million during the first quarter of 2008 versus year end 2007 and totaled $47.4 million or 1.62 percent of loans in this segment. Other real estate owned increased $0.2 million compared to the year-end 2007 balance. Nonperforming loans are not significantly concentrated in any industry category, although a greater than average amount of our nonperforming loans are located in our Sacramento, Phoenix and Michigan markets. Many of the nonperforming loans relate to commercial real estate credits impacted by the deteriorating residential housing markets, both in the Midwest and Western markets. Charge-offs totaled $2.0 million, down from $4.8 million a year earlier. The first quarter 2007 charge-offs relate primarily to a $4.1 million single credit charge off in one Michigan market. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Nonperforming loans	$47,427	$27,001
Other real estate owned	7,136	6,895

Total nonperforming assets	$54,563	$33,896

Nonperforming assets to total assets	1.77%	1.09%
Allowance for loan losses	$39,759	$35,148
Allowance for loan losses to total loans	1.36%	1.19%

	Three Months Ended March 31,
	2008	2007
For the Period Ended:
Provision for loan losses	$6,580	$4,641
Net charge-offs	1,969	4,826
Net charge-offs to average loans	0.27%	0.68%
The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	March 31,	December 31,
Markets	2008	2007

Indianapolis	0.98%	1.02%
Central and Western Michigan	2.32%	2.52%
Southern Indiana	0.47%	0.53%
Phoenix	3.26%	1.20%
Las Vegas	0.37%	0.01%
Sacramento	14.47%	4.15%
Other	0.46%	0.49%

Total	1.87%	1.15%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$13,940	$12,008
Provision for loan and lease losses	(4,656)	(3,479)
Noninterest income	6,288	2,791

Total net revenue	15,572	11,320
Operating expense	(8,127)	(7,134)

Income before taxes	7,445	4,186
Income taxes	(3,000)	(1,595)

Net income	$4,445	$2,591

Selected Operating Data:
Net charge-offs	$2,736	$1,946
Net charge-offs to average loans	0.68%	0.22%
Net interest margin	4.44%	4.64%
Total funding of loans and leases	$142,559	$128,835
Return on average equity	13.81%	11.83%

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$1,281,596	$1,302,688
Loans and leases	1,253,506	1,287,060
Allowance for loan and lease losses	(19,038)	(17,792)
Shareholder’s equity	127,977	119,574
Overview
     We offer commercial finance products and services through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct and indirect subsidiaries. In this segment, we provide small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. We also provide professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States and Canada.
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

Portfolio Characteristics
     The following tables show the geographic composition of our commercial finance loans and leases:

	March 31,	December 31,
United States	2008	2007

California	12.1%	11.5%
Texas	7.7	8.0
New York	4.6	4.7
Florida	4.3	4.3
All other states	40.1	40.1

Total United States	68.8%	68.6%

Canada (1)

Ontario	7.4%	7.5%
Quebec	7.2	7.2
British Columbia	7.0	7.2
Alberta	6.6	6.5
All other provinces	3.0	3.0

Total Canada	31.2%	31.4%

Total ICF	100.0%	100.0%

Total Portfolio	$1,253,506	$1,287,060
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Domestic franchise loans	$609,016	$619,060
Weighted average coupon	10.66%	9.38%
Delinquency ratio	0.57	0.04
Domestic leases	$253,075	$263,578
Weighted average coupon	10.99%	10.91%
Delinquency ratio	3.08	2.47
Canadian leases (1)	$391,415	$404,422
Weighted average coupon	8.99%	9.09%
Delinquency ratio	0.54	0.51

(1)	In U.S. dollars.
Net Income
     During the three months ended March 31, 2008, the commercial finance line of business had net income of $4.4 million, compared to income of $2.6 million in the same period in the prior year. The 2008 increase in earnings is attributable primarily to loans sales and higher net interest income due to period-over-period portfolio growth.

Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months March 31,
	2008	2007
	(Dollars in thousands)
Net interest income	$13,940	$12,008
Average interest earning assets	1,261,482	1,049,950
Net interest margin	4.44%	4.64%
     Net interest income was $14 million for the quarter ended March 31, 2008, an increase of 16% over 2007. The improvement in net interest income resulted primarily from growth in our commercial finance portfolio. The total loan and lease portfolio has grown to $1.3 billion at March 31, 2008, an increase of 18% over March 31, 2007. This line of business originated $143 million in loans and leases during the first quarter of 2008, compared to $129 million during the same period of 2007.
     Net interest margin for the first quarter of 2008 was 4.44% a decline compared to 4.64% in 2007 for the same period. The decrease in 2008 is due primarily to product mix.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $4.7 million during the first three months in 2008 compared to $3.5 million for the same period in 2007. The increased provisioning levels relate primarily to some credit deterioration in our small ticket leasing portfolio.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Gain from sales of loans	$5,829	$1,571
Derivative losses, net	(1,117)	(16)
Other	1,576	1,236

Total noninterest income	$6,288	$2,791

     Noninterest income during the three months ended March 31, 2008 increased $3.5 million over the same period in 2007. The 2008 gains include $5.1 million in gains on whole loan sales of $52.3 million. In addition, the 2008 gains include gains of $0.7 million related to $8.2 million of participations sold during the year from our franchise loan portfolio. We incurred derivative losses of $1.1 million during the first quarter of 2008 primarily related to an interest rate swap tied to a Canadian borrowing facility.
Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$5,134	$4,583
Other	2,993	2,551

Total operating expenses	$8,127	$7,134

Efficiency ratio	38.34%	52.54%
Number of employees at period end (1)	209	211

(1)	On a full time equivalent basis.

     Operating expenses during the first quarter in 2008 totaled $8.1 million, an increase of 14% over the same period in 2007. The increased salaries and benefits expense relates to the continued growth in this business, including compensation costs related to higher production levels, infrastructure and staffing development, as well as incentive compensation costs related to profitability.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at March 31, 2008 of $10.5 million compared to $8.9 million as of December 31, 2007. Net charge-offs recorded by this line of business totaled $2.7 million for the first quarter of 2008 compared to $1.9 million for the first quarter of 2007. Our allowance for loan and lease losses at March 31, 2008 totaled $19.0 million, representing 1.52% of loans and leases, compared to a balance at December 31, 2007 of $17.8 million, representing 1.38% of loans and leases.
     The following table shows information about our nonperforming loans and leases in this line of business and our allowance for loan and lease losses:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Canadian Leases:
Nonperforming leases	$3,073	$2,340
Repossessed Inventory	414	351
Allowance for lease losses	4,455	4,328
Allowance for lease losses to total leases	1.14%	1.07%

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Provision for lease losses	$985	$552
Net charge-offs	737	653
Net charge-offs to average leases	0.73%	0.84%

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Domestic Leases:
Nonperforming leases	$3,897	$2,906
Repossessed Inventory	1,153	891
Allowance for lease losses	8,257	7,503
Allowance for lease losses to total leases	2.11%	1.86%

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Provision for lease losses	$2,157	$2,504
Net charge-offs	1,403	1,257
Net charge-offs to average leases	2.20%	2.00%

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Franchise Loans:
Nonperforming loans	$3,558	$3,630
Allowance for loan losses	6,326	5,961
Allowance for loan losses to total loans	1.04%	0.96%

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Provision for loan losses	$1,514	$423
Net charge-offs	596	36
Net charge-offs to average loans	0.45%	0.03%

Home Equity Lending
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$23,381	$24,564
Provision for loan and lease losses	(33,285)	(15,088)
Noninterest income	(2,918)	(6,796)

Total net revenues	(12,822)	2,680
Operating expenses	(14,011)	(19,581)

Loss before taxes	(26,833)	(16,901)
Income taxes	10,732	6,752

Net Loss	$(16,101)	$(10,149)

Selected Operating Data:
Loan volume:
Lines of credit	$3,563	$12,611
Loans	25,797	176,609
Net home equity charge-offs to average managed portfolio	6.56%	3.01%
Gain on sale of loans to loans sold	2.46%	0.17%

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,411,521	$1,481,306
Home equity loans and lines of credit(1)	1,406,639	1,458,564
Allowance for loan losses	(99,504)	(91,700)
Home equity loans held for sale	904	5,865
Residual interests	1,900	3,120
Mortgage servicing assets	16,168	20,071
Short-term borrowings	248,397	291,293
Collateralized debt	931,843	970,733
Shareholders’ equity	176,017	156,894
Selected Operating Data:
Total managed portfolio balance	1,541,039	1,605,032
Delinquency ratio (2)	5.7%	5.8%
Weighted average coupon rate:
Lines of credit	9.43%	10.62%
Loans	11.08	11.07

(1)	Includes $1.1 billion of collateralized loans at both March 31, 2008 and December 31, 2007, as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business originates, sells and services mortgage loans nationwide. We offer mortgage products through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank. We market our mortgages principally through mortgage brokers and correspondent lenders, and also directly to consumers..
     Historically (and reflected in our loan portfolio), we have offered debt consolidation second mortgage loans with high combined loan-to-value (CLTV) ratios to borrowers we believe have prime credit-quality. Generally, we have not offered loans for the purchase of homes. Prior to February of 2008, we offered home equity loans with CLTVs up to 125% of their collateral value. In February

2008, we announced that we are halting production of all loans with a CLTV greater than 95% of collateral value. Historically, we sold our second mortgage loans through whole loan sales or funded these loans on balance sheet through secured, term financings.
     In the second half of 2007, the secured, term funding market closed down. As a result, we significantly narrowed our underwriting guidelines, reduced production staff, and limited our production to only those second mortgage loans we wished to retain on balance sheet or first mortgage loans we could sell to correspondents.
     In April, 2008, we determined that the housing and capital markets had changed dramatically enough that we have modified our product strategy in this segment. As such, we have decided to discontinue the issuance of second mortgage loans and will offer only government and government agency conforming first mortgage loans for sale. We believe this product strategy will allow us to increase loan origination volume, without a commensurate increase in risk. In addition, due to the nature of these loans, they are marketable to the secondary market and there continues to be funding liquidity available should we wish to retain them on balance sheet.
Geographic Distribution of our Portfolio and Current Originations
     Portfolio: The following table shows the geographic composition of our home equity lending managed portfolio on a percentage basis for the periods indicated:

	March 31,	December 31,
State	2008	2007

California	9.9%	9.8%
Michigan	7.9	7.9
Colorado	7.6	7.6
Ohio	6.8	6.7
Florida	6.1	6.3
All other states	61.7	61.7

Total	100.0%	100.0%

Total managed portfolio in thousands	$1,541,039	$1,605,032
     Originations: The following table shows the geographic composition of our home equity and residential home mortgage loan originations on a percentage basis for the periods indicated:

	March 31,
State	2008	2007

Missouri	14.1%	3.4%
California	13.3	9.1
Pennsylvania	10.7	5.1
Colorado	6.9	7.7
Virginia	5.7	4.0
All other states	49.3	70.7

Total	100.0%	100.0%

Production and Portfolio Characteristics
     For the quarter ended March 31, 2008, loans with loan-to-value ratios greater than 100%, but less than 125% (high LTVs, or HLTVs) constituted 23% of our loan originations and 56% of our managed portfolio for this line of business. HLTVs constituted 55% of our managed portfolio at December 31, 2007. Approximately 68%, or $1.0 billion, of our home equity managed portfolio at March 31, 2008 was originated with early repayment provisions.

     The following table provides a breakdown of our home equity lending managed portfolio by product type, outstanding principal balance and weighted average coupon for the following periods:

	March 31, 2008			December 31, 2007
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)
Home Equity Portfolio
Loans ≤ 100% CLTV	$406,106	26.35%	9.02%	$425,939	26.54%	9.04%
Lines of credit ≤ 100% CLTV	232,499	15.09	8.11	246,524	15.36	9.35
First mortgages ≤ 100% CLTV	45,233	2.94	7.64	49,962	3.11	7.68

Total ≤ 100% CLTV	683,838	44.38	8.62	722,425	45.01	9.05
Loans > 100% CLTV	743,599	48.25	12.50	766,168	47.74	12.50
Lines of credit > 100% CLTV	85,643	5.56	12.79	87,825	5.47	14.00
First mortgages > 100% CLTV	23,319	1.51	8.48	23,584	1.47	8.48

Total > 100% CLTV	852,561	55.32	12.42	877,577	54.68	12.54
Other	4,640	0.30	13.64	5,030	0.31	13.58

Total managed portfolio (1)	$1,541,039	100.00%	10.73%	$1,605,032	100.00%	10.97%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.5 billion) that we service and on which we carry credit risk. At March 31, 2008, we also serviced another $0.8 billion of loans for which the credit risk is held by others.

     The following table shows the composition of our loan volume by categories for the periods indicated:

	Three Months Ended March 31,
Product	2008	2007
	(Funding amount in thousands)
First mortgage loans
Funding Amount	19,315	43,776
Weighted Average Disposable Income	5,582	4,912
Weighted Average FICO score	716	687
Weighted Average Coupon	8.13%	8.14%

First mortgage loans up to 110%
Funding Amount	—	1,839
Weighted Average Disposable Income	—	3,722
Weighted Average FICO score	—	701
Weighted Average Coupon	—	9.29%

Home equity loans up to 100% CLTV
Funding Amount	2,255	53,276
Weighted Average Disposable Income	5,437	5,479
Weighted Average FICO score	715	695
Weighted Average Coupon	10.89%	10.27%

Home equity loans up to 125% CLTV
Funding Amount	4,228	77,719
Weighted Average Disposable Income	5,191	4,648
Weighted Average FICO score	710	700
Weighted Average Coupon	13.21%	12.29%

Home equity lines of credit up to 100% CLTV
Funding Amount	1,033	9,281
Weighted Average Disposable Income	8,699	5,900
Weighted Average FICO score	731	684
Weighted Average Coupon	9.91%	10.86%

Home equity lines of credit up to 125% CLTV
Funding Amount	2,529	3,330
Weighted Average Disposable Income	5,104	5,275
Weighted Average FICO score	711	684
Weighted Average Coupon	13.54%	15.36%

All Products
Funding Amount	29,360	189,220
Weighted Average Disposable Income	5,583	4,997
Weighted Average FICO score	715	695
Weighted Average Coupon	9.60%	10.72%
Net Income
     Our home equity lending business recorded a net loss of $16.1 million during the three months ended March 31, 2008, compared to a net loss for the same period in 2007 of $10.1 million, but an improvement over the net loss of $27.2 million in the fourth quarter of 2007, reflecting a $16.7 million reduction in the provision for loan losses.

Net Revenue
     Net revenue for the three months ended March 31, 2008 totaled $(12.8) million, compared to net revenue for the three months ended March 31, 2007 of $2.7 million. The decrease in revenues is primarily a result of higher loan loss provision.
     During the first quarter of 2008, our home equity lending business produced $29 million of mortgage loans, compared to $189 million during the same period in 2007. The decrease in volume principally reflects tightening lending guidelines and significantly reduced demand in the secondary market. The table below shows our originations by channel for the periods shown:

	For the Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Total originations	$29,360	$189,220
Percent broker	86%	50%
Percent correspondent	10	38
Percent retail loans	4	7
Percent other	—	5
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Net interest income	$23,381	$24,564
Provision for loan losses	(33,285)	(15,088)
Gain on sales of whole loans	552	191
Valuation adjustment on loans held for sale	(4)	(7,913)

Gain (loss) on sales of loans	548	(7,722)
Loan servicing fees	2,163	5,528
Amortization and impairment of servicing assets	(3,904)	(4,671)
Derivative losses	(1)	(294)
Other	(1,724)	363

Total net revenue	$(12,822)	$2,680

     Net interest income decreased 5% to $23 million for the three months ended March 31, 2008, compared to $25 million for the same period in 2007. The decrease in net interest income is a result of the declining size of the portfolio during the first quarter of 2008 relative to the same period in 2007.
     Provision for loan losses increased to $33 million during the quarter ended March 31, 2008 compared to $15 million during the same period in 2007. The increase in provision reflects declining credit quality of home equity loans. During the first quarter, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses. We expect weakness in this portfolio could continue as long as challenging conditions in the mortgage market persist.
     We completed whole loan sales during the first quarter of 2008 of $22 million resulting in gains on sale of loans of $0.6 million compared to loan sales of $110 million resulting in $0.2 million in gains on sale of loans during the same period in 2007. Net charge-offs in our loans held for sale classification reduced the gain on sale during the first quarter of 2007. We charged off $7 million related to a pool of loans that were reclassified from loans held for sale to loans held for investment.
     Loan servicing fees totaled $2 million during the first quarter of 2008 compared to $6 million during the same period in 2007. The servicing portfolio on which we earn separately recorded servicing fees at our home equity lending line of business totaled $0.8 billion and $1.2 billion at March 31, 2008 and 2007, respectively. This is a subset of our entire servicing portfolio. The remainder of the servicing portfolio is associated with loans financed with securitizations, but accounted for under generally accepted accounting principles as portfolio loans. The decline in servicing fees in 2008 relates to the decline in the servicing portfolio.
     Included in loan servicing fees are incentive servicing fees (ISFs) (See Note 1, “Incentive Servicing Fees”). As part of certain whole loan sales, we have the right to an ISF that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At March 31, 2008, we were receiving incentive fees for six transactions that met these performance metrics. During the first quarter of 2008, we collected $0.2 million in cash from these ISFs, compared to $1.9 million during the same period in 2007.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At March 31, 2008, net servicing assets totaled $16 million compared to $20 million at December 31, 2007. Servicing asset amortization and impairment expense totaled $4 million during the first quarter of 2008, compared to $5 million for the three months ended March 31, 2007. During the first quarter of 2007, the home equity lending line of business adopted the fair value method of accounting for mortgage servicing rights in accordance with SFAS 156. As a result, we are no longer amortizing servicing rights underlying high loan-to-value first mortgages and second mortgages. Rather, we are adjusting the fair value each quarter and recognizing a fair value adjustment through “impairment” on the income statement.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$7,803	$12,162
Other	6,208	7,419

Total operating expenses	$14,011	$19,581

Number of employees at period end (1)	292	483

(1)	On a full time equivalent basis.
     Operating expenses were $14 million for the three months ended March 31, 2008, compared to $20 million for the same period in 2007. Operating expenses declined in 2008 primarily due to restructuring and other cost cutting initiatives.
Home Equity Servicing and Credit Quality
     Our home equity lending business continues to service the majority of the home equity loans it has securitized and sold. We earn a servicing fee of approximately 50 to 100 basis points of the outstanding principal balance of the loans securitized. The total servicing portfolio was $2.3 billion at March 31, 2008 compared to $2.4 billion at December 31, 2007. For whole loans sold with servicing retained totaling $0.5 billion at March 31, 2008 and December 31, 2007, respectively, we capitalized servicing fees including rights to future early repayment fees. During the first quarter of 2007, we adopted the fair value method under SFAS 156, that resulted in a $2.9 million increase in our servicing asset to adjust its value to fair market value. We recorded a one time (tax-affected) cumulative adjustment to retained earnings of $1.7 million to reflect the adoption of this new standard in 2007. The servicing asset at March 31, 2008 was $16 million, down from $20 million at December 31, 2007 reflecting amortization with no new mortgage servicing right additions.
     Our “managed portfolio,” representing that portion of the servicing portfolio on which we have retained credit risk, is separated into three categories at March 31, 2008: $1.1 billion of loans originated and held on balance sheet either as loans held for investment and permanently funded through $0.9 billion of collateralized debt (asset-backed securities), $0.3 billion of loans and loans held for sale funded through deposits and other funding sources, and $0.1 billion of loans and lines of credit securitized for which we retained a residual interest. In each case, we retain credit and interest rate risk, although in the case of the $1.1 billion and the $0.1 billion, our risk of loss is significantly less than the principal balance of the loans outstanding, as further described below.
     Included below in the category “Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio” are $0.4 billion and $0.5 billion of loans at March 31, 2008 and December 31, 2007 for which we have the opportunity to earn an incentive servicing fee. Although the credit performance of these loans we have sold is one factor that can affect the value of the incentive servicing fee, if these loans default we do not bear the credit risk in these pools.
     The credit quality of our portfolios declined substantially in the first quarter of 2008, reflecting declining economic conditions, increases in unemployment, and, apparently, significantly changed attitudes among consumers about the relative consequences of defaulting on their mortgage obligations. Net credit losses in the first quarter of 2008 were $25 million. We expect further increases throughout 2008 and have increased our loan loss provisions and reserves as appropriate.
     A disproportionate share of our realized and expected losses have arisen from a portfolio we originated prior to 2007 and held in “for sale” classification in early 2007. These loans were underwritten to third-party credit guidelines and as mortgage market conditions deteriorated in 2007, these third-party buyers left the market. Rather than selling into a depressed market, we reclassified these loans, approximately $167 million, into “held-for-investment” status in 2007, having marked them to then current market. Throughout 2007 and in the first quarter of 2008, the credit quality of these loans continued to deteriorate, leading to heightened charge-offs and higher provisions. Realized losses on these loans totaled $6 million in the first quarter of 2008 and $17 million during 2007. At March 31, 2008, our reserve for future losses on these transferred loans totaled $23 million or 20% of their unpaid principal balance.
     The following table sets forth certain information for these portfolios. The managed portfolio includes those loans we service with credit risk retained. Delinquency rates and losses on our managed portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.
     Included in the table are approximately $1.1 billion of loans which are funded through collateralized borrowings, as further explained in Note 7. While the Generally Accepted Accounting Principles (GAAP) treatment of these loans is to present them as “unsold” as they fail “sale” treatment under SFAS 140 (i.e., we have not surrendered complete control of the assets), legally, these loans have been transferred to bankruptcy-remote trusts (“securitization trusts”). These trusts are the issuers of the asset-backed bonds which are shown on our balance sheet as collateralized notes. We retain an interest in excess cash flows and assets (if any) of the trust once the notes are paid off, which is called the overcollateralization. This distinction is important in ascertaining our retained risk in these loans. In short, while we bear some risk of loss on these securitized loans, our loss is limited to the degree of overcollateralization we accepted in selling the loans to the securitization trusts. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. It should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. As of March 31, 2008, the overcollateralization embedded in the home equity securitization trusts, or the amount we have at risk to future losses, totaled approximately $140 million. In addition, unlike the loan sales historically made in the discontinued operations segment and to a limited degree, in this segment, the representations and warranties we make in selling loans to securitization trusts do not include loan performance based items. This has historically limited, and we believe should continue to limit, our loan repurchase risk in this segment.

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,541,039	$1,605,032
30 days past due	5.66%	5.78%
90 days past due	2.76	2.53
Net Chargeoff Rate	6.56	4.62

Unsold Loans — Financed
Total Loans	$1,068,453	$1,118,032
30 days past due	5.36%	5.56%
90 days past due	2.51%	2.39%
Net Chargeoff Rate	7.10%	4.80%
Loan Loss Reserve	$64,091	$58,262

Unsold Loans — Other
Total Loans	$332,564	$340,063
30 days past due	8.21%	8.22%
90 days past due	4.34%	3.95%
Net Chargeoff Rate	7.29%	5.89%
Loan Loss Reserve	$35,413	$33,438

Owned Residual
Total Loans	$140,022	$146,937
30 days past due	1.95%	1.83%
90 days past due	0.94	0.29
Net Chargeoff Rate	0.68	0.35
Residual Undiscounted Losses	$2,070	$870

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$435,309	$461,237
30 days past due	6.04%	7.13%
90 days past due	2.67	2.69

(1)	Excludes deferred fees and costs.
Parent and Other
     Results at the parent company and Other Bank and Non-Bank Entities totaled a net loss of $11.6 million for the three months ended March 31, 2008, compared to a loss of $1.7 million during the same period in 2007. In most prior periods, results at the parent and other consolidating entities have been driven by operating and interest expenses net of management fees and allocations charged to operating segments as well as net interest income earned on intracompany loans.
     The results for the first quarter of 2008 include a $13 million pre-tax other-than-temporary impairment on a portion of our securities portfolio. This impairment was on $26 million of private-label mortgage-backed securities that are not guaranteed by the federal government or a governmental agency. Although each of these securities were rated AA or better as of March 31, they were thinly traded during the first quarter and were downgraded in April by two of the NRSROs. As a result, we determined that they were other-than-temporarily impaired as of March 31, 2008. We marked the securities to fair value based on quotes obtained from independent bond trading firms.
     Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2008, we allocated $4.5 million of these expenses to our subsidiaries, compared to $4.2 million during the first quarter of 2007.

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
     Our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Management Committee (ERMC), reporting to the Board of Directors’ Risk Management Committee. Our Chief Risk Officer, who reports directly to the Risk Management Committee, chairs the ERMC. Prior to 2007, the ERMC reported to the Audit and Risk Management Committee of the Board of Directors. On January 1, 2007, the Board formed two committees, an Audit Committee and a separate Risk Management Committee in order to focus more independent oversight at the board level on the governance of the Corporation’s risk management system. To ensure coordination between the two committees, the Chair of each committee is a member of the other committee. In 2007, the ERMC began reporting to the newly-formed Risk Management Committee of the Board of Directors.
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

Credit Risk
     The assumption of credit risk is a key source of our earnings. However, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Each of our segments has a Chief Credit Officer with expertise specific to the product line and manages credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers, in addition to portfolio level analysis of risk concentrations. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a centralized function that reports directly to the head of Credit Risk Management who in turn reports to the Chief Risk Officer.
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
     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the collateral value of the loan implies a value that is lower than carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic delinquency of risk rating migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.
     Net charge-offs for the three months ended March 31, 2008 in our held for investment portfolio were $30.2 million, or 2.2% of average loans, compared to $23.7 million, or 1.7% of average loans during the last quarter of 2007. Below is a table that shows net charge-offs annualized to average loans by line of business:

	Annualized for the Three Months Ended
	March 31,	December 31,
	2008	2007
Commercial Bank	0.27%	0.27%
Commercial Finance	0.88	0.90
Home Equity Lending	7.15	5.05

Total	2.16%	1.66%

     The increase in charge-offs and allowance is due largely to further deterioration in the residential real estate markets, including the impact on construction and land development loans. At March 31, 2008, the allowance for loan and lease losses was 2.8% of outstanding loans and leases, compared to 2.5% at year-end 2007.
     Total nonperforming loans and leases at March 31, 2008, were $99 million compared to $76 million at December 31, 2007. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2008 were 1.8%, an increase from 1.3% at December 31, 2007. Other real estate we owned and other repossessed assets totaled $17 million at March 31, 2008, unchanged from December 31, 2007. Total nonperforming assets at March 31, 2008 were $116 million, or 1.9% of total assets compared to nonperforming assets at December 31, 2007 of $93 million, or 1.5% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$265	$177
Real estate mortgages	—	151
Consumer loans	225	41
Commercial financing:
Franchise financing	—	—
Domestic leasing	189	311
Canadian leasing	188	177

	867	857

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	45,017	25,797
Real estate mortgages	41,351	40,681
Consumer loans	1,920	587
Commercial financing:
Franchise financing	3,558	3,630
Domestic leasing	3,708	2,595
Canadian leasing	2,885	2,163

	98,439	75,453

Total nonperforming loans and leases	99,306	76,310

Other real estate owned & other	17,184	16,964

Total nonperforming assets	$116,490	$93,274

Nonperforming loans and leases to total loans and leases	1.8%	1.3%

Nonperforming assets to total assets	1.9%	1.5%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The $116 million in nonperforming assets at March 31, 2008 were concentrated at our lines of business as follows (dollars in millions):

March 31,
2008
• Commercial banking	$54
• Commercial finance	12
• Home Equity Lending	48
• Parent and other	2
     Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Loans are charged-off upon evidence of expected loss or 180 days past due, whichever comes first.

Liquidity Risk
     Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit, withdrawal of deposits, and maturity of other funding liabilities. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities or sales, and through equity capital. Our corporate-level asset-liability management committee (ALMC) oversees the liquidity position of the Corporation.
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2008, the ratio of loans (which excludes loans held for sale) to total deposits was 164%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 125%.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds CDs. Core deposits totaled $2.3 billion at March 31, 2008, unchanged from December 31, 2007.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2008, these deposit types totaled $1.6 billion, unchanged from December 31, 2007. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2008, CDs issued directly to customers totaled $0.5 billion, unchanged from December 31, 2007. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.7 billion at March 31, 2008, and had an average remaining life of 15 months, as compared to $0.6 billion outstanding with a 17 month average remaining life at December 31, 2007.
     Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2008, FHLBI borrowings outstanding totaled $0.6 billion, unchanged from December 31, 2007. We had sufficient collateral pledged to FHLBI at March 31, 2008 to borrow an additional $0.3 billion, if needed.
     At March 31, 2008, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $45 million available but not committed

•	Lines of credit with non-correspondent banks: $70 million outstanding

•	Small ticket Canadian leases financed via commercial paper conduits’ $254 million

•	Federal Reserve Bank Discount Window: none outstanding on $363 million of loans pledged

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
     Our discontinued mortgage banking segment held a material amount of mortgage servicing rights (MSRs) as part of its strategy and operations. With the sale of the mortgage segment, we do not expect ownership or the related hedging of remaining MSRs to be a material item. Our commercial banking and home equity lending lines of business all assume interest rate risk by holding MSRs ($19 million at March 31, 2008). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity lending segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2008. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2008, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
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

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Further, normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from period to period.
Economic Value Change Method

	Present Value at March 31, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets	$6,238,414	$6,124,614	$6,023,080	$5,924,643	$5,828,837
Loans held for sale	2,809	2,785	2,755	2,713	2,666
Mortgage servicing rights	14,225	17,153	20,833	23,535	25,359
Residual interests	12,188	11,469	10,974	10,947	10,966
Interest sensitive financial derivatives	(24,971)	(16,995)	(9,365)	(2,055)	4,980

Total interest sensitive assets	6,242,665	6,139,026	6,048,277	5,959,783	5,872,808

Interest Sensitive Liabilities
Deposits	(3,367,652)	(3,326,540)	(3,290,048)	(3,252,600)	(3,215,951)
Short-term borrowings (1)	(1,179,283)	(1,162,000)	(1,145,426)	(1,129,518)	(1,114,240)
Long-term debt	(1,221,653)	(1,208,154)	(1,191,927)	(1,169,521)	(1,146,336)

Total interest sensitive liabilities	(5,768,588)	(5,696,694)	(5,627,401)	(5,551,639)	(5,476,527)
Net market value as of March 31, 2008	$474,077	$442,332	$420,876	$408,144	$396,281

Change from current	$53,201	$21,456	$—	$(12,732)	$(24,595)

Net market value as of December 31, 2007	$580,528	$550,396	$520,520	$500,920	$487,010

Change from current	$60,008	$29,876	$—	$(19,600)	$(33,510)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at March 31, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
			(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	2,747	2,747	2,747	2,704	2,658
Mortgage servicing rights	12,736	15,664	19,343	22,045	23,870
Residual interests	12,188	11,469	10,974	10,947	10,966
Interest sensitive financial derivatives	(24,971)	(16,995)	(9,365)	(2,055)	4,980

Total interest sensitive assets	2,700	12,885	23,699	33,641	42,474

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of March 31, 2008	$2,700	$12,885	$23,699	$33,641	$42,474

Potential change	$(20,999)	$(10,814)	$—	$9,942	$18,775

Net market value as of December 31, 2007	$16,354	$26,253	$36,354	$44,920	$52,505

Potential change	$(20,000)	$(10,101)	$—	$8,566	$16,151

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2008 were $0.9 billion and at December 31, 2007 were $1.1 billion. We had $23 million and $22 million in irrevocable standby letters of credit outstanding at March 31, 2008 and December 31, 2007, respectively.
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
     We hold interest rate swaps to hedge floating rate deposits that have a notional amount at March 31, 2008 of $40 million that qualify for SFAS 133 hedge accounting treatment and $35 million that no longer qualify for SFAS 133 hedge accounting treatment. Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. The total amount of loss on the swaps that qualify for SFAS133 treatment recorded to other comprehensive income at March 31, 2008 was $0.9 million. Ineffectiveness we recorded related to the SFAS 133 cash flow hedges in 2008 was immaterial. The total amount of the net loss for the hedges not qualifying for SFAS133 at March 31, 2008 was $1.2 million.

     We have an interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This hedge had a notional amount of $15 million at March 31, 2008. The amount of loss on this swap during the period ended March 31, 2008 reclassed to earnings was $0.6 million as a result of losing SFAS133 hedge accounting treatment when we suspended our trust preferred dividend payments. A gain of $0.1 million was recorded in interest expense related to this cash flow hedge during the three-month period ended March 31, 2007 when it qualified for SFAS133 hedge accounting treatment.
     In our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity. The net amount of loss on these swaps recorded to other comprehensive income during the period ended March 31, 2008 and March 31, 2007 was $166 thousand and $76 thousand, respectively. A net loss of $1 thousand and a net gain of $58 thousand was recorded in interest expense during the quarter ended March 31, 2008 and 2007, respectively. Ineffectiveness we recorded related to this cash flow hedge in 2008 and 2007 was immaterial.
     Also in our home equity business, we utilize interest rate caps to mitigate the interest rate exposure created by the 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $106 million in amortizing interest rate caps relating to these hedging activities. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The loss on these activities for the periods ended March 31, 2008 and 2007, totaled $1 thousand and $0.3 million, respectively.
     We enter into commitments to originate home equity loans whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the periods ended March 31, 2008, and 2007, a loss of $10 thousand and a gain of $0.1 million was recorded in “Gain from sale of loans.” At March 31, 2008 we had rate lock commitments outstanding totaling $3 million.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate Canadian (CAD)-denominated leases and floating rate CAD-denominated commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of March 31, 2008, the commercial paper conduit was providing $166 million of variable rate funding. In total, our interest rate swaps were effectively converting $162 million of this funding to a fixed interest rate. The losses on these swaps for the periods ended March 31, 2008 and 2007 were $2 million and $15 thousand, respectively.
     During 2008, we entered into an interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by a second Canadian commercial paper conduit we began utilizing in 2008 in which variable rate debt is used to fund fixed rate leases. This swap had a notional amount of $94 million at March 31, 2008. A loss of $1.0 million was recorded on this swap during the three month period ended March 31, 2008.
     We own foreign currency forward contracts to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $94 million in forward contracts outstanding as of March 31, 2008. For the periods ended March 31, 2008 and 2007, we recognized a gain of $2.0 million and a loss of $0.9 million, respectively, on these contracts. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. For the periods ended March 31, 2008 and 2007 we recognized a foreign currency transaction loss on the intercompany loans of $2.2 million and a gain of $1.1 million, in each period respectively.
Operational and Compliance Risk.
     Operational risk is the risk of loss resulting from inadequate or failed internal processes, people and systems or from external events. Irwin Financial, like other financial services organizations, is exposed to a variety of operational risks. These risks include regulatory, reputational and legal risks, as well as the potential for processing or modeling errors, internal or external fraud, failure of computer systems, unauthorized access to information, and external events that are beyond the control of the Corporation, such as natural disasters.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the “Market risk (including interest rate and foreign exchange risk)” section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 50 through 52.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2008.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-K for the year ended December 31, 2007, we experienced developments as noted in the litigation described below:
Litigation in Connection with Loans Purchased from Freedom Mortgage Corporation.
     On January 22, 2008, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, filed suit against Freedom Mortgage Corporation in the United States District Court for the Northern District of California, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. The Irwin subsidiaries are seeking damages in excess of $8,000,000.00 from Freedom.
     In response, Freedom moved to compel arbitration of the claims asserted in the California Action and on March 12, 2008 filed suit against us and our indirect subsidiary, Irwin Mortgage Corporation, in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleges that the Irwin repurchase demands in the California Action represent various breaches of the Asset Purchase Agreement dated as of August 7, 2006. The Asset Purchase Agreement was entered into by Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. Freedom seeks damages in excess of $8,000,000, and to compel Irwin to order its subsidiaries in the California Action to dismiss their claims. The California Action has been stayed pending completion of arbitration. On April 23, 2008, Irwin filed a motion to dismiss the Delaware Action. We have not established any reserves for this litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) (Issuer Repurchases of Equity Securities). From time to time, we repurchase shares in connection with our equity-based compensation plans. We did not have any repurchase activity in the past three months.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006. (Incorporated by reference to Exhibit 3.1 of Form 10-K for period ended December 31, 2006, and filed March 9, 2007, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-K filed March 9, 2007, File No. 001-16691.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed November 30, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 of Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 of Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 of Form 10-Q Report for quarter ended June 30, 1997, and filed August 12, 1997, File No. 000-06835.)

10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)

10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)

10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)

10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)

10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)

10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)

10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.12 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)

10.14	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended June 30, 1999, File No. 000-06835.)

10.15	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.16	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.17	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.18	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)

10.19	*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended June 30 2007, File No. 001-16691.)

10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.21	*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.30 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)

10.22	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.23	*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)

10.24	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.25	*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)

10.29	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.30	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.31	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.32	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.33	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.34	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)

10.35	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)

10.37	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.38	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.39	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s 2007 Proxy Statement for the Annual Meeting of Shareholders, filed April 16, 2007, File No. 001-16691.)

10.40	*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the notes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 6, 2008	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)