Form 10-Q
period 2008-06-30
IRWIN FINANCIAL CORP
filed 2008-08-07
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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
☐ Yes ☑ No
As of July 31, 2008, there were outstanding 29,677,125 common shares, no par value, of the Registrant.

FORM 10-Q

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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or will not or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in the national or regional economies, housing markets, industries associated with housing, mortgage markets or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these and the following cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending or small business-based manufacturing and services;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities.

•	difficulties in completing the transactions for the disposition of our home equity and equipment leasing businesses including: selling or otherwise reducing risk associated with home equity loans on our balance sheet; selling the assets or platform of our small-ticket equipment leasing business, including the completion of due diligence satisfactory to the purchaser; obtaining third party consents for the transfer of assets, platforms or servicing; satisfying conditions necessary to release purchase price proceeds from escrow in the home equity and equipment leasing transactions; obtaining the desired tax treatment for any dispositions associated with the home equity and equipment leasing transactions; or encountering regulatory constraints;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating any future repurchases of residential mortgage, home equity, or other loans or leases due to alleged violations of representations and warranties we made when selling these loans and leases to the secondary market or in securitizations;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated lawsuits or outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift,;

•	the application of or changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of the remaining assets and obligations of our discontinued mortgage banking segment, and, after completion of transactions involving the recent sale of assets, our home equity and small-ticket leasing segments; or

•	governmental changes in monetary or fiscal policies.
     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and cash equivalents — Note 1	$155,371	$78,212
Interest-bearing deposits with financial institutions	30,043	31,841
Residual interests	9,476	12,047
Investment securities- held-to-maturity (Fair value: $18,640
June 30, 2008 and $18,134 at December 31, 2007) — Note 2	18,168	18,123
Investment securities- available-for-sale — Note 2	37,064	59,684
Investment securities- other — Note 2	62,588	62,588
Loans and leases held for sale — Note 3	324,836	6,134
Loans and leases, net of unearned income — Note 4	5,130,212	5,696,230
Less: Allowance for loan and lease losses — Note 5	(215,714)	(144,855)

	4,914,498	5,551,375
Servicing assets — Note 6	21,573	23,234
Accounts receivable	32,848	38,710
Accrued interest receivable	21,462	26,291
Premises and equipment	35,005	38,178
Other assets	269,234	215,874
Assets held for sale	—	3,814

Total assets	$5,932,166	$6,166,105

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$326,348	$306,820
Interest-bearing	2,525,679	2,357,050
Certificates of deposit over $100,000	652,759	661,618

	3,504,786	3,325,488
Other borrowings — Note 8	633,410	802,424
Collateralized debt — Note 9	1,111,422	1,213,139
Other long-term debt	233,868	233,873
Other liabilities	118,789	131,881

Total liabilities	5,602,275	5,706,805

Commitments and contingencies — Note 14 and Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares;	—	—
Noncumulative perpetual preferred stock - 15,000 authorized and issued;	14,441	14,441
Common stock, no par value — authorized 40,000,000 shares; issued 29,898,290 as of June 30, 2008 and 29,896,464 as of December 31, 2007; 563,757 and 670,169 shares in treasury as of June 30, 2008 and December 31, 2007, respectively	116,582	116,542
Additional paid-in capital	2,364	2,557
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of
$6,205 and $4,367 as of June 30, 2008 and December 31, 2007	(1,382)	1,032
Retained earnings	208,626	337,524

	340,631	472,096
Less treasury stock, at cost	(10,740)	(12,796)

Total shareholders’ equity	329,891	459,300

Total liabilities and shareholders’ equity	$5,932,166	$6,166,105

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2008	2007
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$109,503	$124,198
Loans and leases held for sale	8	1,136
Residual interests	195	280
Investment securities	2,035	2,562
Federal funds sold	161	787

Total interest income	111,902	128,963

Interest expense:
Deposits	26,521	34,980
Short-term borrowings	5,926	7,096
Collateralized debt	13,702	17,113
Other long-term debt	3,879	3,930

Total interest expense	50,028	63,119

Net interest income	61,874	65,844
Provision for loan and lease losses — Note 5	157,829	19,454

Net interest income after provision for loan and lease losses	(95,955)	46,390
Other income:
Loan servicing fees	2,833	5,116
(Amortization) and recovery (impairment) of servicing assets — Note 6	1,939	(2,288)
Gain from sales of loans and loans held for sale	1,172	3,268
Trading (losses) gains	(1,120)	256
Derivative gains (losses), net	3,003	(3,252)
Other than temporary impairment — Note 2	(6,838)	—
Other	5,532	6,481

	6,521	9,581
Other expense:
Salaries	20,006	23,538
Pension and other employee benefits	5,966	6,696
Office expense	2,024	2,539
Premises and equipment	5,289	5,288
Marketing and development	1,207	1,368
Professional fees	3,328	2,681
Other	6,177	4,954

	43,997	47,064

(Loss) income before income taxes from continuing operations	(133,431)	8,907

Provision for income taxes	(26,699)	3,436

Net (loss) income from continuing operations	(106,732)	5,471
Loss from discontinued operations, net of $3,968 income tax benefit	—	(5,860)

Net loss	$(106,732)	$(389)

Earnings per share from continuing operations: — Note 12
Basic	$(3.64)	$0.18

Diluted	$(3.64)	$0.17

Earnings per share: — Note 12
Basic	$(3.64)	$(0.02)

Diluted	$(3.64)	$(0.03)

Dividends per share	$—	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2008	2007
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$226,846	$243,547
Loans held for sale	154	6,078
Residual interests	469	549
Investment securities	4,325	5,019
Federal funds sold	199	807

Total interest income	231,993	256,000

Interest expense:
Deposits	55,459	68,431
Short-term borrowings	13,162	14,902
Collateralized debt	28,873	32,928
Other long-term debt	8,190	7,768

Total interest expense	105,684	124,029

Net interest income	126,309	131,971
Provision for loan and lease losses — Note 5	202,350	42,662

Net interest income after provision for loan and lease losses	(76,041)	89,309
Other income:
Loan servicing fees	5,291	11,028
Amortization and impairment of servicing assets — Note 6	(2,280)	(7,237)
Gain (loss) from sales of loans and loans held for sale	8,003	(2,639)
Trading losses	(2,177)	(8)
Derivative gains (losses), net	2,046	(4,341)
Other than temporary impaiment — Note 2	(19,995)	—
Other	11,177	11,964

	2,065	8,767

Other expense:
Salaries	42,635	49,273
Pension and other employee benefits	13,674	14,434
Office expense	4,235	4,876
Premises and equipment	11,055	10,915
Marketing and development	2,340	2,577
Professional fees	5,426	4,767
Other	16,586	12,507

	95,951	99,349

Loss before income taxes from continuing operations	(169,927)	(1,273)
Provision for income taxes	(41,029)	(650)

Loss from continuing operations	(128,898)	(623)
Loss from discontinued operations, net of $6,710 income tax benefit	—	(9,895)

Net loss	$(128,898)	$(10,518)

Earnings per share from continuing operations: — Note 12
Basic	$(4.40)	$(0.04)

Diluted	$(4.40)	$(0.06)

Earnings per share: — Note 12
Basic	$(4.40)	$(0.38)

Diluted	$(4.40)	$(0.39)

Dividends per share	$—	$0.24

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2008, and 2007

			Accumulated Other Comprehensive Income
						Defined	Additional			Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2008	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$2,557	$116,542	$(12,796)	$14,441
Net loss	(128,898)	(128,898)
Unrealized loss on investment securities net of $214 tax benefit	(322)			(322)
Unrealized loss on derivatives net of $573 tax benefit	(860)				(860)
Foreign currency adjustment	(1,232)		(1,232)

Other comprehensive loss	(2,414)

Total comprehensive loss	(131,312)
Stock compensation expense	1,356						1,356
Stock:
Purchase of 3,747 shares	(50)								(50)
Sales of 110,159 shares	597						(1,549)	40	2,106

Balance at June 30, 2008	$329,891	$208,626	$7,926	$(1,767)	$(2,436)	$(5,105)	$2,364	$116,582	$(10,740)	$14,441

Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$(3,262)	$14,518
Net loss	(10,518)	(10,518)
Unrealized loss on investment securities net of $307 tax benefit	(461)			(461)
Unrealized gain on derivatives net of $355 tax liability	533				533
Foreign currency adjustment	3,360		3,360

Other comprehensive income	3,432

Total comprehensive income	(7,086)
Cash dividends — common stock	(7,033)	(7,033)
Cash dividends — preferred stock	(678)	(678)
FAS 156 adoption	1,743	1,743
Tax benefit on stock option exercises	114						114
Stock compensation expense	986						986
Stock issuance costs	(77)									(77)
Stock:
Purchase of 668,308 shares	(12,753)								(12,753)
Sales of 97,376 shares	1,927						(282)	54	2,155

Balance at June 30, 2007	$507,645	$389,349	$6,244	$(805)	$503	$(6,874)	$2,401	$116,246	$(13,860)	$14,441

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months ended June 30,
	2008	2007
	(Dollars in thousands)
Loss from continuing operations	$(128,898)	$(623)
Loss from discontinued operations	—	(9,895)

Net loss	(128,898)	(10,518)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	5,291	4,834
Other than temporary impairment	19,995	—
Amortization and impairment of servicing assets	2,280	7,487
Valuation allowance on deferred taxes	24,900	—
Provision for loan and lease losses	202,350	42,662
Loss (gain) from sales of loans held for sale	(8,003)	10,071
Originations and purchases of loans held for sale	(116,801)	(368,697)
Proceeds from sales and repayments of loans held for sale	194,630	454,244
Net decrease in residuals	3,041	456
Net decrease in accounts receivable	5,862	137,687
Other, net	(86,343)	(90,289)

Net cash provided by operating activities	118,304	187,937

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	2,140	2,114
Available-for-sale	2,146	1,962
Purchase of investment securities:
Held-to-maturity	(2,004)	(1,482)
Available-for-sale	(230)	(17,278)
Net decrease in interest-bearing deposits	1,797	12,184
Net decrese (increase) in loans, excluding sales	46,661	(156,541)
Other, net	(272)	(9,213)

Net cash provided (used) by investing activities	50,238	(168,254)

Financing activities:
Net increase (decrease) in deposits	179,299	(233,733)
Net increase (decrease) in short-term borrowings	(169,014)	10,757
Proceeds from issuance of collateralized debt	96,415	331,781
Repayments of collateralized debt	(198,154)	(176,924)
Repayments of long term debt	(5)	(7)
Purchase of treasury stock for employee benefit plans	(50)	(12,753)
Proceeds from sale of stock for employee benefit plans	597	2,091
Dividends paid	—	(7,711)

Net cash used by financing activities	(90,912)	(86,499)

Effect of exchange rate changes on cash	(471)	1,285

Net increase (decrease) in cash and cash equivalents	77,159	(65,531)
Cash and cash equivalents at beginning of period	78,212	145,765

Cash and cash equivalents at end of period	$155,371	$80,234

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$100,446	$122,412

Income taxes paid	$3,545	$11,491

Noncash transactions:
Adoption of FAS 156	$—	$2,905

Transfer of loans to loans held for sale	$322,100	$—

Other real estate owned	$6,445	$7,703

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies, Management Judgments and Accounting Estimates
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.) and Canada. We are engaged in commercial banking, commercial finance and home equity lending. We have exited the mortgage banking segment, maintaining a limited staff to manage our residual liabilities and responsibilities from past activities. In July, 2008, we announced asset sales through which we are exiting the small ticket equipment leasing portion of our commercial finance line of business, as well as sales and a financing through which we are exiting our home equity line of business while retaining a $316 million portfolio of home equity loans in run off mode. See Note 15 — Subsequent Events for further discussion. A portion of the costs of exiting these activities are reflected in the second quarter results, primarily in the form of second quarter loan loss provisions reflecting a lower of cost or market adjustments on the small ticket assets we sold in July. These assets will not be removed from our balance sheet until the third quarter. Our ongoing businesses will be commercial banking and the franchise finance portion of the commercial finance segment.
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
     Investment Securities: Those investment securities that we have the positive intent and ability to hold until maturity are classified as “held-to-maturity” and are stated at cost adjusted for amortization of premiums and accretion of discounts (adjusted cost). All other investment securities are classified as “available-for-sale” and are stated at fair value. Unrealized gains and losses on available-for-sale investment securities, net of the future tax impact, are reported as a separate component of shareholders’ equity until realized. Investment securities gains and losses are based on the amortized cost of the specific investment security determined on a specific identification basis. Fair values are determined based upon dealer quotes and discounted cash flow modeling. A decline in value lasting an extended period of time or of significant magnitude is evaluated for impairment that may be deemed “other-than-temporary.”
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
     Loans Held For Sale: Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Cost basis includes deferred origination fees and costs. Fair value is determined based on the contract price at which the loans will be sold. At the time of origination, loans which management believes will be sold prior to maturity are classified as loans held for sale.
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
     The accrual of interest income is generally discontinued when a loan becomes 90 days past due as to principal or interest or earlier should credit analysis prior to 90 days suggest collection of such amounts is unlikely to occur. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in the process of collection.
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
     Income Taxes: A consolidated tax return is filed for all eligible entities. In accordance with SFAS 109, “Accounting for Income Taxes,” deferred income taxes are computed using the liability method, which establishes a deferred tax asset or liability based on temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts more likely than not to be realized.
     Recent Accounting Developments: On January 1, 2008 we adopted SFAS 157, “Fair Value Measurements.” This statement defines fair value, establishes a consistent framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 requires, among other things, our valuation techniques used to measure fair value to maximize the use of observable inputs and minimize the use of unobservable inputs. In addition, SFAS 157 requires the recognition of trade-date gains related to certain derivative trades that use unobservable inputs in determining the fair value. This guidance supersedes the guidance in EITF Issue No. 02-3, “Issues Involved in Accounting for Derivative Contracts Held for Trading Purposes and Contracts Involved in Energy Trading and Risk Management Activities,” which prohibited the recognition of day-one gains on certain derivative trades when determining the fair value of instruments not traded in an active market. There was no cumulative effect adjustment to retained earnings as a result of adopting this statement.
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
Note 2 — Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$14,150	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	697	717

Total held-to-maturity	18,168	18,123

Available-for-Sale:
Mortgage-backed securities	24,733	45,499
Other	12,331	14,185

Total available-for-sale	37,064	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$117,820	$140,395

     At June 30, 2008, we held four mortgage-backed securities that were issued by entities other than government-sponsored enterprises and backed by first mortgage liens. These securities have a par value of $26 million and a fair value of $6 million. While interest payments on these loans continue to be current, this decline in market value based on recent trading activity is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment charges of $7 million and $20 million, respectively, during the three and six month periods ended June 30, 2008.
Note 3 — Loans and Leases Held for Sale
     We had loans and leases held for sale of $325 million at June 30, 2008 compared to $6 million at December 31, 2007. The increase consists primarily of $322 million of small ticket leases that were reclassified to the held for sale classification at June 30, 2008. As of June 30, 2008, we no longer had the intent to hold these leases for the foreseeable future. As a result, these leases were reclassified to held for sale and marked to lower of cost or market. This lower of cost or market adjustment totaled $41 million and is included in provision for loan and lease losses. See Note 15 — Subsequent Events for further discussion.

Note 4 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$2,049,958	$2,099,451
Real estate-construction & land development	561,644	586,037
Real estate-mortgage	1,576,373	1,691,450
Consumer	30,673	32,232
Commercial financing
Franchise financing	965,823	925,741
Domestic leasing	10,279	306,301
Foreign leasing	288,136	462,036
Unearned income
Franchise financing	(314,468)	(306,681)
Domestic leasing	(1,335)	(42,723)
Foreign leasing	(36,871)	(57,614)

Total	$5,130,212	$5,696,230

     Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States and Canada.
     At June 30, 2008, mortgage loans and leases held for investment with a carrying value of $1.3 billion were pledged as collateral for bonds payable to investors (See Note 9). In July, 2008, we reached an agreement to sell our home equity residual interests and our small-ticket leases. Together, these transactions are expected to remove these $1.3 billion of loans and leases from our balance sheet. See Note 15 — Subsequent Events for further discussion.
     Federal Home Loan Bank borrowings are collateralized by $1.4 billion in loans and loans held for sale at June 30, 2008.
Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30,	December 31,
	2008	2007
	And the Six Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Balance at beginning of year	$144,855	$74,468
Provision for loan and lease losses	202,350	134,988
Charge-offs	(133,730)	(73,994)
Recoveries	3,008	10,099
Reduction due to reclassification and sales of loans	(638)	(1,225)
Foreign currency adjustment	(131)	519

Balance at end of period	$215,714	$144,855

     As noted above, the $41 million lower of cost or market adjustment for leases which were re-classified to Held-for-Sale classification as of June 30, 2008, was recorded as additional provision and recorded as a charge-off in the table above.

     Nonperforming loans and leases are summarized below:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more	$5,528	$857
Nonaccrual loans and leases	100,750	75,453

Total nonperforming loans and leases	$106,278	$76,310

Note 6 — Servicing Assets
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
     Changes in our fair value servicing assets are shown below:

	June 30,	December 31,
	2008	2007
	And the Six Months Then	And the Year Then
	Ended	Ended
	(Dollars in thousands)
Beginning balance	$19,724	$27,725
Gain from initial adoption of SFAS 156	—	2,905
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	800	(1,589)
Other changes in fair value (2)	(2,450)	(9,317)

Balance at the end of the period	$18,074	$19,724

(1)	Principally reflects changes in discount rates and prepayment spread assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.

Changes in our amortizing servicing assets are shown below:

	June 30,	December 31,
	2008	2007
	And the Six Months Then	And the Year Then
	Ended	Ended
	(Dollars in thousands)
Beginning balance	$3,510	$31,949
Initial adoption of SFAS 156	—	(27,725)
Additions	619	530
Sales	—	(5)
Amortization	(646)	(1,199)
Recovery (impairment)	16	(40)

Balance at the end of the period	$3,499	$3,510

     We have established a valuation allowance to record amortizing servicing assets at their lower of cost or market value. Changes in the allowance are summarized below:

	June 30,	December 31,
	2008	2007
	And the Six Months Then	And the Year Then
	Ended	Ended
	(Dollars in thousands)
Balance at beginning of year	$191	$483
Transfer of assets from amortizing to fair value	—	(332)
(Recovery) impairment	(16)	40

Balance at the end of the period	$175	$191

Note 7 — Income Taxes
     A reconciliation of income tax benefit to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income taxes computed at the statutory rate	$(46,701)	$3,117	$(59,475)	$(445)
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(28)	(30)	(58)	(59)
Nontaxable income from bank owned life insurance	(158)	(213)	(350)	(271)
State tax, net of federal benefit	(4,536)	446	(5,904)	(64)
Foreign operations	(29)	13	44	(67)
Reserve adjustment (1)	190	247	346	566
Federal tax credits	(448)	(271)	(721)	(529)
Other items — net	111	127	189	219
Valuation allowance (2)	24,900	—	24,900	—

	$(26,699)	$3,436	$(41,029)	$(650)

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.

(2)	During second quarter 2008, we recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized.

Note 8 — Other Borrowings
     Other borrowings are summarized as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$573,410	$574,424
Federal funds	60,000	228,000

Total	$633,410	$802,424

Weighted average interest rate	3.85%	5.20%
     Federal Home Loan Bank borrowings (FHLB) are collateralized by $1.4 billion of loans and loans held for sale at June 30, 2008.
     In addition, we have a credit line available of $0.1 billion to fund loan originations and operations. Interest on this line of credit is 2.7% at June 30, 2008.
Note 9 — Collateralized Debt
     We pledge loans in transactions structured as secured financings at our home equity lending and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the loans and leases being retained on the balance sheet. The notes associated with these transactions are collateralized by $1.3 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.
     In July, 2008, we reached an agreement to sell our home equity residual interests and our small-ticket leases. Together, these transactions are expected to remove approximately $1.6 billion of home equity and small-ticket assets from our balance sheet and the related $1.1 billion of collateralized debt.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	June 30,	June 30,	December 31,
	Maturity	2008	2008	2007
			(Dollars in thousands)
Commercial finance line of business
Canadian asset backed notes:
Note 1	revolving		$—	$46,183
Note 2	3/2012	3.8	139,211	192,103
Note 3	10/2009	4.5	2,354	4,120
Note 4	12/2013	3.4	80,892	—
Home equity line of business
2004-1 asset backed notes:
Variable rate senior note	12/2024-12/2034	2.7	32,401	33,733
Variable rate subordinate note	12/2034	3.5	22,611	24,775
2005-1 asset backed notes:
Variable rate senior note	6/2025-6/2035	2.6	21,140	23,484
Fixed rate senior note	6/2035	5.3	44,682	59,471
Variable rate subordinate note	6/2035	4.2	10,785	10,785
Fixed rate subordinate note	6/2035	5.6	52,127	52,127
Unamortized premium/discount			(50)	(62)
2006-1 asset backed notes:
Variable rate senior note	9/2035	2.6	31,426	44,302
Fixed rate senior note	9/2035	5.5	96,561	96,561
Fixed rate lockout senior note	9/2035	5.6	24,264	24,264
Unamortized premium/discount			(9)	(12)
2006-2 asset backed notes:
Variable rate senior note	2/2036	2.5	66,862	82,945
Fixed rate senior note	2/2036	6.3	80,033	80,033
Fixed rate lockout senior note	2/2036	6.2	21,348	21,348
Unamortized premium/discount			(10)	(13)
2006-3 asset backed notes:
Variable rate senior note	1/2037-9/2037	2.5	68,184	83,281
Fixed rate senior note	9/2037	5.9	67,050	67,050
Fixed rate lockout senior note	9/2037	5.9	18,000	18,000
Unamortized premium/discount			(6)	(7)
2007-1 asset backed notes:
Variable rate senior note	8/2037	2.6	118,222	135,339
Variable funding notes	8/2037	2.6	11	—
Fixed rate senior note	8/2037	6.0	91,346	91,346
Fixed rate lockout senior note	8/2037	5.9	22,000	22,000
Unamortized premium/discount			(13)	(17)

Total			$1,111,422	$1,213,139

Note 10 — Employee Retirement Plans
     Below are components of net periodic cost of the Pension and Supplemental Executive Retirement Plan (SERP) benefits:
     Employee Pension Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$1,167	$957	$2,335	$2,027
Interest cost	683	627	1,365	1,213
Expected return on plan assets	(657)	(616)	(1,314)	(1,254)
Amortization of prior service cost	9	10	19	19
Amortization of actuarial loss	71	116	142	273

Net periodic benefit cost	$1,273	$1,094	$2,547	$2,278

     Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$22	$59	$43	$118
Interest cost	81	101	162	201
Amortization of transition obligation	3	3	6	6
Amortization of prior service cost	—	1	1	1
Amortization of actuarial loss	—	20	—	39

Net periodic benefit cost	$106	$184	$212	$365

     As of June 30, 2008, we have not made any contributions to our pension plan in the current year and no contribution is required to this plan in the remainder of 2008 to maintain its funding status.
Note 11 — Fair Value
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

     This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2008
Assets
Residual interests	$—	$—	$9,476	$9,476
Investment securities — available-for-sale	—	19,377	17,687	37,064
Servicing assets	—	—	18,074	18,074

Total assets	$—	$19,377	$45,237	$64,614

Liabilities
Derivatives	—	4,079	—	4,079

Total liabilities	$—	$4,079	$—	$4,079

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
     The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2008.

		Net realized/unrealized	Purchases,		Unrealized
		gain(losses) included in	issuances and		gains(losses) still
	January 1, 2008	earnings (1)(2)	settlements	June 30, 2008	held (3)
	(Dollars in thousands)
Assets
Residual interests	$12,047	$(1,976)	$(595)	$9,476	$(863)
Investment securities — available-for-sale	37,682	(19,995)	—	17,687	—
Servicing Assets	19,724	(1,650)	—	18,074	(3,880)

Total assets	$69,453	$(23,621)	$(595)	$45,237	$(4,743)

(1)	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

(2)	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

(3)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at June 30, 2008
     The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at June 30, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
June 30, 2008
Assets
Loans held for investment (1)	$—	$—	$36,475	$36,475
Loans and leases held for sale(2)	322,100	—	2,736	324,836
Mortage servicing assets (3)	—	—	3,499	3,499

Total assets	$322,100	$—	$42,710	$364,810

(1)	Represents the carrying amount of impaired loans (i.e., unpaid principal balance less specific loan loss reserves) with impairment calculated based on appraised collateral values

(2)	Represents the carrying value of loans and leases held for sale which are valued at lower of cost or market value. Market value is determined based upon open market bids and discounted cash flow models adjusted for prepayment assumptions
(3)	Represents the carrying value of mortgage servicing assets which are valued at lower of cost or market. Market value is determined based upon observed pricing on similar, market-traded servicing rights and discounted cash flow models
Note 12 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended June 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:	$(106,732)	$—	$(106,732)	$—	$(106,732)

Shares			29,313	—	29,313

Per-share amount			$(3.64)	$—	$(3.64)

	Three Months ended June 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net income (loss) available to common shareholders:
From Continuing Operations	$5,471	$(326)	$5,145	$(215)	$4,930
From Discontinued Operations	(5,860)	—	(5,860)	—	(5,860)

Total Net Loss for All Operations	$(389)	$(326)	(715)	(215)	(930)

Shares			29,361	14	29,375

Per-share from Continuing Operations			$0.18	$(0.01)	$0.17

Per-share amount for All Operations			$(0.02)	$(0.01)	$(0.03)

	Six Months ended June 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	(Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:	$(128,898)	$—	$(128,898)	$—	$(128,898)

Shares			29,281	—	29,281

Per-share amount			$(4.40)	$—	$(4.40)

	Six Months ended June 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	(Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(623)	$(678)	$(1,301)	$(404)	$(1,705)
From Discontinued Operations	(9,895)	—	(9,895)	—	(9,895)

Total Net Loss for All Operations	$(10,518)	$(678)	(11,196)	(404)	(11,600)

Shares			29,491	75	29,566

Per-share from Continuing Operations			$(0.04)	$(0.02)	$(0.06)

Per-share amount for All Operations			$(0.38)	$(0.01)	$(0.39)

     At June 30, 2008 and 2007, there were 2.9 million and 2.0 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because they had exercise prices above the stock price as of the respective dates and due to our net loss.
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
     In July 2008, we closed on asset sales that will accomplish our exit from the small ticket leasing portion of our commercial finance segment. The lower of cost or market adjustment on these sales of $41 million was recognized in the second quarter and is reflected in the results presented in the table below.
     Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

	Commercial	Commercial	Home Equity
	Banking	Finance	Lending	Other	Consolidated
	(Dollars in thousands)
For the Three Months Ended June 30, 2008
Net interest (loss) income	$29,555	$25,248	$26,056	$(18,985)	$61,874
Intersegment interest	(2,633)	(11,784)	(4,445)	18,862	—
Provision for loan and lease losses	(24,481)	(48,201)	(85,147)	—	(157,829)
Other revenues	4,401	2,825	3,379	(4,084)	6,521
Intersegment revenues	—	—	34	(34)	—

Total net revenues	6,842	(31,912)	(60,123)	(4,241)	(89,434)
Other expense	20,832	6,937	13,290	2,938	43,997
Intersegment expenses	1,113	460	620	(2,193)	—

Income (loss) before taxes	(15,103)	(39,309)	(74,033)	(4,986)	(133,431)
Income taxes	(6,309)	(15,891)	(29,623)	25,124	(26,699)

Net income (loss)	$(8,794)	$(23,418)	$(44,410)	$(30,110)	$(106,732)

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Three Months Ended June 30, 2007
Net interest (loss) income	$29,078	$22,359	$30,150	$(15,743)	$65,844	$(876)	$64,968
Intersegment interest	814	(9,436)	(5,677)	14,299	—	—	—
Provision for loan and lease losses	(800)	(3,053)	(15,601)	—	(19,454)	—	(19,454)
Other revenues	4,188	2,947	3,679	(1,233)	9,581	(3,079)	6,502
Intersegment revenues	—	—	1,084	(1,084)	—	—	—

Total net revenues	33,280	12,817	13,635	(3,761)	55,971	(3,955)	52,016
Other expense	22,006	7,477	16,198	1,383	47,064	5,873	52,937
Intersegment expenses	917	457	670	(2,044)	—	—	—

Income (loss) before taxes	10,357	4,883	(3,233)	(3,100)	8,907	(9,828)	(921)
Income taxes	4,015	1,947	(1,283)	(1,243)	3,436	(3,968)	(532)

Net income (loss)	$6,342	$2,936	$(1,950)	$(1,857)	$5,471	$(5,860)	$(389)

	Commercial	Commercial	Home Equity
	Banking	Finance	Lending	Other	Consolidated
	(Dollars in thousands)
For the Six Months Ended June 30, 2008
Net interest (loss) income	$61,138	$50,786	$54,061	$(39,676)	$126,309
Intersegment interest	(6,394)	(23,383)	(9,069)	38,846	—
Provision for loan and lease losses	(31,061)	(52,857)	(118,432)	—	(202,350)
Other revenue	9,068	9,114	419	(16,536)	2,065
Intersegment revenues	—	—	76	(76)	—

Total net revenues	32,751	(16,340)	(72,945)	(17,442)	(73,976)
Other expense	44,427	14,619	26,709	10,196	95,951
Intersegment expenses	2,150	905	1,212	(4,267)	—

Income (loss) before taxes	(13,826)	(31,864)	(100,866)	(23,371)	(169,927)
Income taxes	(6,118)	(12,891)	(40,355)	18,335	(41,029)

Net income (loss)	$(7,708)	$(18,973)	$(60,511)	$(41,706)	$(128,898)

Assets at June 30, 2008	$3,077,591	$1,272,671	$1,280,497	$301,407	$5,932,166

					Consolidated
	Commercial	Commercial	Home Equity		Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Six Months Ended June 30, 2007
Net interest (loss) income	$59,633	$43,408	$62,440	$(33,510)	$131,971	$(1,215)	$130,756
Intersegment interest	(155)	(18,477)	(13,403)	32,035	—	—	—
Provision for loan and lease losses	(5,441)	(6,532)	(30,689)	—	(42,662)	—	(42,662)
Other revenue	8,135	5,738	(3,051)	(2,055)	8,767	(7,461)	1,306
Intersegment revenues	—	—	1,017	(1,017)	—	—	—

Total net revenues	62,172	24,137	16,314	(4,547)	98,076	(8,676)	89,400
Other expense	45,446	14,259	35,153	4,491	99,349	7,929	107,278
Intersegment expenses	1,768	809	1,296	(3,873)	—	—	—

Income (loss) before taxes	14,958	9,069	(20,135)	(5,165)	(1,273)	(16,605)	(17,878)
Income taxes	5,453	3,542	(8,035)	(1,610)	(650)	(6,710)	(7,360)

Net income (loss)	$9,505	$5,527	$(12,100)	$(3,555)	$(623)	$(9,895)	$(10,518)

Assets at June 30, 2007	$3,099,206	$1,175,325	$1,577,785	$245,606			$6,097,922

Note 14 — Commitments and Contingencies
Culpepper v. Inland Mortgage Corporation
     This action, originally filed in April, 1996 in the United States District Court for the Northern District of Alabama, alleging violations of the Real Estate Settlement Procedures Act, has now been concluded in favor of the Corporation’s indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation). The United States Court of Appeals for the 11th Circuit let stand the district court’s July 2, 2007 grant of summary judgment in favor of Irwin Mortgage and subsequently denied plaintiffs’ petitions for rehearing and rehearing en banc. The plaintiffs failed to file a petition for a writ of certiorari with the United States Supreme Court by the May 29, 2008 deadline, thus concluding this lawsuit.
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
     In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson, Chatfield and Ransom with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court had effectively stayed action on the Irwin cases until issues in the Kessler case were resolved. On January 25, 2008, the Pennsylvania District Court approved and certified for settlement purposes the modified Kessler settlement, finding the proposed modified Kessler settlement to be fair and reasonable, and directed the parties to supply a proposed notice plan.
     At a status conference on June 30, 2008, the court indicated its intention to enter a case management order allowing discovery to commence in Chatfield and Ransom. The Hobson and Kossler lawsuits are still at a preliminary stage with motions to dismiss pending in each case. We have established an immaterial reserve for the Community litigation based upon SFAS 5 guidance and the advice of legal counsel.
Litigation in Connection with Loans Purchased from Freedom Mortgage Corporation.
     On January 22, 2008, our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, filed suit against Freedom Mortgage Corporation in the United States District Court for the Northern District of California, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising out of Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. The Irwin subsidiaries are seeking damages in excess of $8 million from Freedom.
     In response, Freedom moved to compel arbitration of the claims asserted in the California Action and on March 12, 2008 filed suit against us and our indirect subsidiary, Irwin Mortgage Corporation, in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleges that the Irwin repurchase demands in the California Action represent various breaches of the Asset Purchase Agreement dated as of August 7, 2007. The Asset Purchase Agreement was entered into by Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. Freedom seeks damages in excess of $8 million and to compel Irwin to order its subsidiaries in the California Action to dismiss their claims. On April 23, 2008, Irwin filed a motion to dismiss the Delaware Action. On April 30, 2008, the California district court stayed the California Action pending completion of arbitration. We have not established any reserves for this litigation.
Homer v. Sharp
     This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage Corporation and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million for each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. Discovery has not yet commenced and we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this litigation.
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
Note 15 — Subsequent Events
     In July, 2008, we reached an agreement to sell our home equity residual interests. This will remove $1.0 billion of home equity loans from our balance sheet. In addition, we reached an agreement with the buyer to deliver $0.3 billion of loans in our home equity business into a securitization structure. Also in July 2008, we sold $0.4 billion of Canadian small-ticket leases and $0.2 billion of domestic small-ticket leases. Together, these transactions are expected to remove approximately $1.6 billion of home equity and small ticket assets from our balance sheet and the related $1.1 billion of collateralized borrowings. A lower of cost or market adjustment for the small ticket assets of $41 million was recognized through charge offs and the loan loss provision at the commercial finance segment in the second quarter in connection with their reclassification to loans held for sale as of June 30, 2008. The additional losses in connection with these sales and exit costs will be recognized in the second half of 2008.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Strategy
     On May 7, the Corporation announced that its Board of Directors had hired investment bankers to explore alternatives to achieve our strategic refocusing objectives and resolve our home equity loan exposure. In July, we signed agreements consistent with these objectives. Through these agreements, we are exiting our home equity line of business, completing a withdrawal from the national mortgage business (outside of the local communities we serve through our bank branches) that was begun in 2006 with the sale of Irwin Mortgage Corporation. While we retain a portfolio of $316 million of home equity loans in run-off mode, we have entered into a private securitization and added reserves that together limit the total future loss exposure on these remaining loans to approximately $150 million before tax.

     As part of the Board’s strategic review, we also concluded that we should exit the small ticket equipment leasing portions of our commercial finance line of business. Sales of the portfolios in both the U.S. and Canada were completed in July. We expect to sell the Canadian platform and wind down the U.S. platform in the third quarter. We concluded that these segments were no longer a strategic fit for our company because of their reliance on sources of funding, such as securitizations and structured finance, that are no longer available in a reliable and cost effective manner due to changes in the capital markets. In addition, the sale of these assets added over $325 million of net liquidity to Irwin Union Bank and Trust at the end of July.
     Going forward, our strategy is to return to our roots as a small business lender and local community bank. We will build on our 137-year history in these segments of the banking industry. Our focus will be on providing banking services to small businesses and to the local communities in which we have bank branches. We will have two segments: commercial banking and franchise finance. (The latter was formerly included in the commercial finance line of business.) Our business model is to fund these activities primarily through deposits gathered through our bank branches and borrowings at the Federal Home Loan Bank, although we are examining ways to diversify our funding sources. We will use the substantially enhanced liquidity from the asset sales mentioned above to lessen our reliance on more volatile sources of funding such as those from the capital markets.
     We seek to create competitive advantage within the banking industry by serving small businesses with lending, leasing, deposit, and advisory services, as well as consumers in the neighborhoods surrounding our bank branches. Our strategic objective is to create value through well-controlled, profitable growth by attracting, retaining and developing exceptional management teams at both of our segments and the parent company who focus on (i) building strong relationships with customers by meeting their needs, (ii) being cost-efficient in our delivery, and (iii) having strong risk management systems. We believe we must continually balance these three factors in order to return to delivering long-term value to all of our stakeholders.
     In commercial banking, we choose markets based on our assessment of their attractiveness - their long-term growth potential, customer demographics, and competitive trends and opportunities - and our ability to attract a seasoned team of exceptional bankers with deep experience in that market. We focus on small businesses because our understanding of these customers’ needs and our ability to meet them creates added value that permits us not to have to compete primarily on price. We do not believe it is necessary to be the largest or leading market share bank in any of these markets to earn an adequate risk-adjusted return, but we do believe it is important that we are viewed as the preferred bank for small businesses. We also provide a full line of banking services to consumers in the communities and neighborhoods served by our bank branch locations.
     Our franchise finance segment also focuses on small businesses — the owners and operators of the leading quick service and casual dining restaurant concepts in the U.S. We have our own direct sales force that establishes relationships with seasoned multi-unit franchise operators by offering superior service and responsiveness to the competition (primarily GE Capital, the dominant lender in the franchise business). These multi-unit operators are often seeking to diversify their financing sources. We believe we have built a good brand as an alternative to GE in this business. In post-closing surveys, 93% of our customers said Irwin Franchise Capital Corporation delivered on its promises and 99% said they would do business with Irwin again.
     While having much in common in terms of competitive positioning and credit culture, our two segments of commercial banking and franchise finance allow us to diversify our revenues, credit risk, and application of capital across borrower types and across geographic regions as a key part of our risk management. Within commercial banking, our customers have different growth and risk profiles in the Midwest and West. These markets perform differently due to differences in local economies, affecting both demand for and the credit quality of our loans. Our franchise finance customers are well diversified across the entire country and among leading franchise concepts.
     Another part of our recent strategic decisions to exit the home equity and small ticket equipment leasing segments is that reducing our company to two operating segments from five will allow us to simplify our management structure, reduce overhead, and improve our cost structure. We are in the process of identifying areas in which we can coordinate and consolidate non-customer facing operations between these two segments. Our board of directors recently formed a committee to undertake a review of our management structure with the help of an independent consultant. The goal is to identify the most effective and efficient management structure and assess whether we have qualified and capable people in all critical positions to manage the restructured company, Our objective is to improve risk management and operating efficiency without diminishing our ability to provide a high level of service to our customers. We have already centralized certain risk management functions, information technologies, procurement, transactional accounting, human resources, and legal functions.

     An ongoing aspect of our strategy that is unchanged from the past is the continued investment in risk management systems appropriate to our size, scale and scope. These systems are an integral part of a well-managed banking organization and are as important to our future success as hiring good people and creating competitive advantage in our markets. Our risk management systems are based on a recognition of the need for strong and active board of directors oversight of our operations and activities, as well as of the measures required to manage the risks associated with those activities. Under the direction of our boards of directors, we continue to enhance our systems for assuring that we operate our businesses segments within the risk appetite the boards have established, that we provide centralized guidance and support from staff with demonstrated risk management expertise, and that we provide an independent perspective assessing and assisting the risk management processes and systems that are an integral part of each of our managers’ responsibilities.
     We have long held that strategy needs to evolve in response to changes in environmental conditions. Our former strategy was not producing acceptable results in the current environment of severe stress in housing and related markets and disruptions in the capital markets. We have therefore taken steps to change our strategy to fit the environment in which we operate today and will operate in the future. We believe these changes — returning to our roots of focusing on banking for small businesses and the local communities in which we have branches — will position us to produce much better results in the future.
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
Consolidated Overview

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income (loss) from continuing operations (in thousands)	$(106,732)	$5,471	$(128,898)	$(623)
Basic earnings per share from continuing operations	(3.64)	0.18	(4.40)	(0.04)
Diluted earnings per share from continuing operations	(3.64)	0.17	(4.40)	(0.06)
Return on average equity from continuing operations	(109.4)%	4.3%	(61.8)%	(0.2)%
Return on average assets from continuing operations	(7.2)%	0.4%	(4.3)%	0.0%
     The financial statements, notes, schedules and discussion within this report for 2007 have been reformatted to conform to the presentation required for “discontinued operations” pursuant to the sale of the assets of our mortgage banking line of business.
Outlook
     The restructuring we have announced and described elsewhere in this document will continue to affect our reported results materially in future quarters. Exit costs from the small ticket equipment leasing segments are estimated at $10 million pre tax. We expect these to be recognized in the third quarter. The buyer of the home equity residual interest has expressed an interest in acquiring a portion of our platform operations and employing a portion of our staff. A final determination of the scope of this acquisition has not been completed. Additional restructuring charges may also be taken as we make decisions about reducing the overhead of the parent company to reflect the simplified structure and reduced scale of the Corporation. At this time, we estimate the total of these exit and restructuring costs (in addition to those for the small ticket equipment leasing segment noted above) to be in the range of $40 to $60 million pre tax.
     Based on these estimates, the costs of the restructuring — including losses on the sale of assets, fees to advisors, additional loan loss provisions on the retained home equity loans, exit costs, and the impairment of our deferred tax assets associated with these losses — will total approximately $210 million, after tax. Approximately $105 million was recognized in the second quarter, and a like amount is estimated to be recorded in coming months, mostly in the third quarter.

     Because we expect the restructuring to remove about $1.6 billion in assets from our balance sheet in the third quarter, we expect to absorb these restructuring losses and remain above the regulatory standards for a “well-capitalized” bank. To preserve flexibility for future growth and provide additional cushion against further economic deterioration, we continue to explore the possibility of raising additional capital.
     The valuation allowance is recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized. Based on our current projections of future profitability, this valuation allowance is expected to be reversed over the following two calendar years lowering our effective tax rate during these periods. If we were to suffer additional unanticipated losses, they may create additional impairment or prolong the period of recovery.
     We expect our Commercial Banking segment to return to profitability in the third quarter and remain profitable thereafter. Profits from our Franchise Finance segment are expected to increase in the second half of the year over the second quarter levels.
     After the bulk of the restructuring charges are recognized in the third and fourth quarters, we expect earnings from the commercial banking and franchise finance segments to return the Corporation to profitability in 2009 on a consolidated basis, assuming minimal additional losses from our remaining home equity portfolio and reduced overhead costs from the parent company.
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded a loss of $107 million for the three months ended June 30, 2008, down from net income from continuing operations of $5.5 million for the three months ended June 30, 2007. Net loss per share (diluted) was $3.64 for the quarter ended June 30, 2008, down from $0.17 earnings per share for the second quarter of 2007. For the year to date, we recorded a net loss of $129 million or $4.40 loss per diluted share compared to a net loss from continuing operations of $0.6 million or $0.06 loss per share in 2007.
Net Interest Income from Continuing Operations
     Net interest income for the six months ended June 30, 2008 totaled $126 million, down 4% from the first half of 2007 net interest income from continuing operations of $132 million. Net interest margin for the six months ended June 30, 2008 was 4.38%, down compared to 4.58% for the same period in 2007.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Six Months Ended June 30,
	2008			2007
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$43,047	$811	3.79%	$54,887	$1,374	5.05%
Federal funds sold	16,417	199	2.44%	30,678	807	5.30%
Residual interests	10,874	469	8.67%	10,108	549	10.95%
Investment securities	132,226	3,514	5.34%	135,968	3,645	5.41%
Loans held for sale	7,831	154	3.95%	167,480	6,091	7.33%
Loans and leases, net of unearned income (1)	5,592,574	226,846	8.16%	5,351,985	244,910	9.23%

Total interest earning assets	5,802,969	$231,993	8.04%	5,751,106	$257,376	9.02%
Noninterest-earning assets:
Cash and due from banks	69,065			72,036
Premises and equipment, net	38,360			38,604
Other assets	250,027			305,064
Less allowance for loan and lease losses	(157,737)			(82,825)

Total assets	$6,002,684			$6,083,985

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$316,256	$2,151	1.37%	$290,790	$3,406	2.36%
Money market savings	1,033,065	13,507	2.63%	1,152,525	25,726	4.50%
Regular savings	116,944	979	1.68%	125,220	1,375	2.21%
Time deposits	1,645,936	38,822	4.74%	1,500,068	37,924	5.10%
Other borrowings	659,697	13,162	4.01%	633,603	16,581	5.28%
Collateralized debt	1,187,289	28,873	4.89%	1,181,911	32,928	5.62%
Other long-term debt	233,870	8,190	7.04%	233,955	8,680	7.48%

Total interest-bearing liabilities	$5,193,057	$105,684	4.09%	$5,118,072	$126,620	4.99%
Noninterest-bearing liabilities:
Demand deposits	299,500			343,183
Other liabilities	90,436			102,784
Shareholders’ equity	419,691			519,946

Total liabilities and shareholders’ equity	$6,002,684			$6,083,985

Net interest income		$126,309			$130,756
Net interest income to average interest earning assets			4.38%			4.58%

Less: Net interest income from discontinued operations		—			(1,215)

Net interest income from continuing operations		$126,309			$131,971

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended June 30, 2008 was $158 million, compared to $19 million for the same period in 2007. Year to date, the provision for 2008 was $202 million, compared to $43 million for the same period in 2007. Although the provision increased in each of our lines of businesses the majority of the provision was taken in the second quarter and relates to (a) our home equity segment where we are selling the bulk of the loans in the third quarter and putting the remaining loans in run-off and (b) our small ticket leasing portfolio where we recognized a lower of cost or market adjustment in preparation for the sale of the portfolio in the third quarter. More information on this subject is contained in the section on “Credit Risk.”
Noninterest Income from Continuing Operations
     Noninterest income during the three months ended June 30, 2008 totaled $7 million, compared to $10 million for the same period of 2007. Noninterest income of $2 million was recorded for the six months ended June 30, 2008 compared to $9 million for the same period in 2007. The 2008 decrease is a result of two factors. First, a $20 million other-than-temporary impairment (OTTI) charge was recorded during the first half of 2008. This OTTI charge relates to four mortgage-backed securities for which market prices have declined in 2008. Offsetting this in part were increased derivative gains of $6 million and an improvement in our gain on sale of loans of $11 million during the first half of the year. More information on these items is contained in the “Investment Securities” and the “Derivative Financial Instruments” sections.
Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and six months ended June 30, 2008 totaled $44 million and $96 million, respectively, compared to $47 million and $99 million for the same periods in 2007.
Income Tax Provision
     Income tax benefit for the three months and six months ended June 30, 2008 totaled $27 million and $41 million compared to tax provision of $3.4 million and benefit of $0.6 million during the same periods in 2007. Our effective tax rate was 20% and 24%, respectively, during the three and six months ended June 30, 2008. This compares to our effective tax rate of 40% and 41%, respectively, during the same periods in 2007. The lower effective rate in 2008 relates to a $25 million valuation allowance recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized.
Consolidated Balance Sheet Analysis
     Total assets at June 30, 2008 were $5.9 billion, down 4% from December 31, 2007. Average assets for the first six months of 2008 were $6.0 billion, down 2% from the average assets for the year ended December 31, 2007.

Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$14,150	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	697	717

Total held-to-maturity	18,168	18,123

Available-for-Sale:
Mortgage-backed securities	24,733	45,499
Other	12,331	14,185

Total available-for-sale	37,064	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$117,820	$140,395

     At June 30, 2008, we held four private-label mortgage-backed securities that have a par value of $26 million . Reflecting current market conditions, we carry these at a fair value of $6 million. These securities were issued by entities other than government-sponsored enterprises and backed by first mortgage liens. This decline in value is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment expense of $7 million and $20 million, respectively, during the three and six month periods ended June 30, 2008.
Loans and Leases Held For Sale
     Loans and leases held for sale totaled $325 million at June 30, 2008, an increase from a balance of $6 million at December 31, 2007. This increase relates to $322 million of small ticket leases that were reclassified to the held-for-sale classification at June 30, 2008. As of June 30, 2008, we no longer had the intent to hold these leases for the foreseeable future. As a result, these leases were reclassified to held for sale and marked to lower of cost or market. This lower of cost or market adjustment totaled $41 million and is included in provision for loan and lease losses. In late July, 2008, we sold these leases. See Note 15 — Subsequent Events for further discussion.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States and Canada. At June 30, 2008, 95% of our loan and lease portfolio was associated with our U.S. operations. In July 2008, we sold our entire portfolio that is outside the U.S. To a limited extent, we also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. The decrease in total loans is primarily due to the reclassification of $322 million of small ticket leases into the loans held for sale classification as noted above.
     In July, 2008, we executed an agreement to sell our home equity residual interests. This will remove $1.0 billion of home equity loans from our balance sheet in the third quarter of 2008. In addition, we reached an agreement with the buyer to deliver $0.3 billion of loans in our home equity business into a securitization structure. See Note 15 — Subsequent Events for further discussion.

     Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$2,049,958	$2,099,451
Real estate-construction & land development	561,644	586,037
Real estate-mortgage	1,576,373	1,691,450
Consumer	30,673	32,232
Commercial financing
Franchise financing	965,823	925,741
Domestic leasing	10,279	306,301
Foreign leasing	288,136	462,036
Unearned income
Franchise financing	(314,468)	(306,681)
Domestic leasing	(1,335)	(42,723)
Foreign leasing	(36,871)	(57,614)

Total	$5,130,212	$5,696,230

Allowance for Loans and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	June 30,	December 31,
	2008	2007
	And the Six Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Balance at beginning of year	$144,855	$74,468
Provision for loan and lease losses	202,350	134,988
Charge-offs	(133,730)	(73,994)
Recoveries	3,008	10,099
Reduction due to reclassification and sales of loans	(638)	(1,225)
Foreign currency adjustment	(131)	519

Balance at end of period	$215,714	$144,855

     The provision for loans and lease losses includes a $41 million lower of cost or market adjustment related to the transfer of small ticket leases to held for sale classification. Also related to this transfer were charge-offs of $53 million included in the table above. See “Credit Risk” section for further discussion.
Deposits
     Total deposits for the first half of 2008 averaged $3.4 billion, relatively unchanged from deposits for the year 2007. Demand deposits for the first half of 2008 averaged $0.3 billion, a 9% decrease from the average balance for the year 2007.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2008, institutional broker-sourced deposits totaled $0.9 billion, a $0.2 billion increase from December 31, 2007.

Other Borrowings
     Other borrowings during the first half of 2008 averaged $660 million compared to an average of $599 million for the year 2007. Other borrowings totaled $633 million at June 30, 2008, compared to $802 million at December 31, 2007. The decrease in other borrowings relates primarily to a $168 million decline in federal funds purchased at June 30, 2008 as compared to December 31, 2007.
     Federal Home Loan Bank borrowings averaged $514 million for the six months ended June 30, 2008, with an average rate of 4.47% and the balance at June 30, 2008 was $573 million at an interest rate of 4.48%. The maximum outstanding during any month end during 2008 was $604 million. Federal Home Loan Bank borrowings averaged $478 million for the year ended December 31, 2007, with an average rate of 5.10%. The balance at December 31, 2007, which was also the maximum outstanding during any month end during 2007, was $574 million at an interest rate of 4.97%.
Collateralized and Other Long-Term Debt
     Collateralized debt totaled $1.1 billion at June 30, 2008, compared to $1.2 billion at December 31, 2007. The bulk of these borrowings resulted from securitization of portfolio loans at the home equity lending line of business that results in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans. In July, 2008, we reached agreement to sell interests in the loans collateralizing the substantial majority of these collateralized borrowings. As such, we expect both the loans and the associated debt to be removed from our balance sheet during the third quarter of 2008. See Note 15 — Subsequent Events for further discussion.
     Other long-term debt totaled $234 million at June 30, 2008 and December 31, 2007. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2008. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not include the wholly-owned trusts that issued the trust preferred securities. As a result, trust preferred securities are not included on our balance sheet. Instead, the subordinated debentures held by the trusts are included on the balance sheet as “other long-term debt.”
Capital
     Shareholders’ equity averaged $420 million during the first six months of 2008, down 17% compared to the average for the year 2007. Shareholders’ equity balance of $330 million at June 30, 2008 represented $10.75 per common share, compared to $15.22 per common share at December 31, 2007. Due to the substantial changes in our balance sheet that have already occurred in the third quarter of 2008 and giving effect for additional changes we expect to occur due to signed sale agreements, we have also provided “pro forma” capitalization ratios at June 30, 2008. We believe this is a meaningful comparison as it reflects our capital ratios as if the loans being sold had been removed from the balance sheet and the estimated additional exit costs had been recognized.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

			Minimum
			Regulatory
			“Well-
	June 30,	December 31,	Capitalized”	June 30, 2008
	2008	2007	Standard	Pro Forma(1)
	(Dollars in thousands)
Tier 1 capital	$425,861	$619,656
Tier 2 capital	188,822	150,212

Total risk-based capital	$614,683	$769,868

Risk-weighted assets	$5,770,817	$6,099,204
Risk-based ratios:
Tier 1 capital	7.4%	10.2%	6.0%	7.7%
Total capital	10.7	12.6	10.0	12.1
Tier 1 leverage ratio	7.2	10.2	5.0	7.4
Ending shareholders’ equity to assets	5.6	7.4
Average shareholders’ equity to assets	6.6	8.3

(1)	The pro forma adjustments include the removal of the assets being sold in the third quarter from the balance sheet as of June 30, 2008 and the recognition of associated exit costs not yet recognized.

     At June 30, 2008, our total risk-adjusted capital ratio was 10.7%. At December 31, 2007, our total risk-adjusted capital ratio was 12.6%. This decrease from year end is largely the result of our year-to-date net loss of as well as $49 million of deferred tax asset that is disallowed for regulatory capital purposes. Our ending equity to assets ratio at June 30, 2008 was 5.6% compared to 7.4% at December 31, 2007. Our Tier 1 capital totaled $426 million as of June 30, 2008, or 7.4% of risk-weighted assets.
Cash Flow Analysis
     Our cash and cash equivalents increased $77 million during the first six months of 2008, compared to a decrease of $66 million during the same period in 2007. Cash flows from operating activities provided $118 million in cash and cash equivalents in the six months ended June 30, 2008 compared to the same period in 2007 when our operations provided $188 million in cash and cash equivalents.
     The assets sales in July 2008 have provided more than $325 million in net additional liquidity, with another $90 million additional net liquidity expected in August.
Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     In July 2008, we announced a strategic initiative which will substantially reduce our presence in Commercial Finance through the sale of approximately one-half of our portfolio and an initiative to exit the Home Equity segment by selling the majority of the credit risk of the portfolio and putting the remainder of the portfolio in run-off. We expect these transactions to be substantially completed during the third quarter of 2008.
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net income (loss):
Commercial Banking	$(8,794)	$6,342	$(7,708)	$9,505
Commercial Finance	(23,418)	2,936	(18,973)	5,527
Home Equity Lending	(44,410)	(1,950)	(60,511)	(12,100)
Other (including consolidating entries)	(30,110)	(1,857)	(41,706)	(3,555)

Net income (loss) from continuing operations	(106,732)	5,471	(128,898)	(623)
Discontinued operations	—	(5,860)	—	(9,895)

Net loss	$(106,732)	$(389)	$(128,898)	$(10,518)

     Results of operations from each of these segments are discussed below.

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$45,480	$59,782	$95,206	$117,255
Interest expense	(18,558)	(29,890)	(40,462)	(57,777)

Net interest income	26,922	29,892	54,744	59,478
Provision for loan and lease losses	(24,481)	(800)	(31,061)	(5,441)
Noninterest income	4,401	4,188	9,068	8,135

Total net revenue	6,842	33,280	32,751	62,172
Operating expense	(21,945)	(22,923)	(46,577)	(47,214)

(Loss) income before taxes	(15,103)	10,357	(13,826)	14,958
Income taxes	6,309	(4,015)	6,118	(5,453)

Net (loss) income	$(8,794)	$6,342	$(7,708)	$9,505

Performance Ratios:
Return on Average Equity	-15.09%	10.70%	-6.58%	8.19%

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,077,591	$3,093,764
Loans and leases	2,877,047	2,950,356
Allowance for loan and lease losses	(50,218)	(35,148)
Deposits	2,473,335	2,528,721
Shareholder’s equity	226,129	235,009
Daily Averages:
Assets	$3,053,982	$3,143,219
Loans and leases	2,924,051	2,902,994
Allowance for loan and lease losses	(40,451)	(26,984)
Deposits	2,579,385	2,753,615
Shareholder’s equity	235,410	234,068
Shareholder’s equity to assets	7.71%	7.45%
Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners through our branches. We offer commercial banking services through our subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Portfolio Characteristics
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	June 30,			December 31,
	2008			2007
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Yield	Outstanding	of Total	Yield
	(Dollars in thousands)
Indianapolis	$515,040	17.9%	6.3%	$539,008	18.3%	7.1%
Central and Western Michigan	436,048	15.2%	6.2	465,924	15.8	7.3
Southern Indiana	454,033	15.8%	6.4	463,597	15.7	6.7
Phoenix	468,188	16.3%	6.3	484,985	16.4	7.0
Las Vegas	191,189	6.6%	6.5	188,126	6.4	8.2
Sacramento	118,277	4.1%	5.8	120,149	4.1	7.7
Other	694,272	24.1%	6.1	688,567	23.3	7.4

Total	$2,877,047	100.0%	6.2%	$2,950,356	100.0%	7.3%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Yield	Deposits	of Total	Yield
Indianapolis	$268,108	12.7%	2.1%	$225,075	10.0%	3.5%
Central and Western Michigan	165,692	7.8%	1.9	195,818	8.7	2.6
Southern Indiana	738,244	34.9%	1.8	740,686	33.1	2.9
Phoenix	155,948	7.4%	2.2	175,617	7.8	3.4
Las Vegas	360,108	17.0%	2.7	429,693	19.2	3.7
Sacramento	40,743	1.9%	1.2	45,228	2.0	2.5
Other	385,511	18.3%	2.0	428,599	19.2	6.3

Total	$2,114,354	100.0%	2.0%	$2,240,716	100.0%	3.1%

Net Income
     Commercial banking net loss totaled $8.8 million during the second quarter of 2008 compared to net income of $6.3 million for the same period in 2007. Year-to-date net loss totaled $7.7 million in 2008 compared to net income of $9.5 million in 2007. The loss in the current period was the result of an $18 million or 370 percent sequential quarter increase in loan loss provision.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net interest income	$26,922	$29,892	$54,744	$59,478
Average interest earning assets	2,955,785	3,104,600	2,964,535	3,055,570
Net interest margin	3.66%	3.86%	3.71%	3.93%
     Net interest income was $27 million for the second quarter of 2008, a decrease of 10% over second quarter of 2007. Net interest income year to date in 2008 also decreased 8% over the same period in 2007. The 2008 decline in net interest income resulted primarily from lower interest rates and from a decrease in our commercial banking interest earning assets. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended June 30, 2008 was 3.66%, compared to 3.86% for the same period in 2007. Year-to-date net interest margin for 2008 was 3.71%, compared to 3.93% for 2007. The decline in 2008 margin reflects competitive conditions and unfavorable repricing of loans and deposits.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $31 million during the first half of 2008, compared to a provision of $5.4 million during the same period in 2007. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, principally in our Western markets. See further discussion in the “Credit Quality” section later in the document. Realized losses (net charge-offs) in the commercial banking portfolio totaled $14 million during the second quarter of 2008, a $12 million sequential quarter increase. These losses compared to quarterly provision for loan losses of $24 million during the period. This difference in provision and charge-off resulted in increasing the ratio of allowance for loan and lease losses to loans and leases to 1.75 percent, as compared to 1.19 percent as of December 31, 2007.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Trust fees	$549	$540	$1,130	$1,114
Service charges on deposit accounts	1,189	926	2,273	1,794
Insurance commissions, fees and premiums	413	436	974	1,021
Gain from sales of loans	463	560	1,064	1,016
Loan servicing fees	334	366	670	750
Amortization of servicing assets	(293)	(290)	(608)	(569)
Brokerage fees	337	398	708	750
Other	1,409	1,252	2,857	2,259

Total noninterest income	$4,401	$4,188	$9,068	$8,135

     Noninterest income during the three and six months ended June 30, 2008 increased 5% and 11%, respectively, over the same periods in 2007. This increase was due primarily to higher service charges on deposit accounts.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$11,723	$12,917	$25,883	$27,269
Other expenses	10,222	10,006	20,694	19,945

Total operating expenses	$21,945	$22,923	$46,577	$47,214

Efficiency ratio	70.1%	67.3%	73.0%	69.8%
Number of employees at period end(1)			532	588

(1)	On a full time equivalent basis.
     Operating expenses for the three and six months ended June 30, 2008 totaled $22 million and $47 million, respectively, a decrease of 4% and 1% over the same periods in 2007.
Balance Sheet
     Total assets at June 30, 2008 were $3.1 billion, unchanged from December 31, 2007. Earning assets for the six months ended June 30, 2008 averaged $3.0 billion, down $0.1 billion from the same period in 2007. Average core deposits for the second quarter of 2008 totaled $2.1 billion, an decrease of 3% over average core deposits in the first quarter 2008.

Credit Quality
     Several measures of our credit quality declined in the first half of 2008, reflecting increased weakness in the regional economies in which we participate. However, delinquencies of 30 days or more fell from 1.07% at March 31, 2008 to 0.87% at June 30, 2008. The allowance for loan losses to total loans increased to 1.75% at June 30, 2008, compared to 1.19% at December 31, 2007. Total nonperforming loans increased $31 million during the first half of 2008 versus year end 2007 and totaled $58 million or 2.03 percent of loans in this segment. Other real estate owned increased $0.4 million compared to the year-end 2007 balance. Approximately 43 percent of our nonperforming loans are related to construction and land development and have been affected by the deteriorating residential housing markets, particularly in the Western markets. We have recorded specific reserves for these loans. Specific reserves related to the nonperforming construction and land development loans totaled 20% of the principal balance of such loans. In total, charge-offs for the quarter totaled $14 million, up from $1 million a year earlier. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonperforming loans	$58,376	$27,001
Other real estate owned	7,287	6,895

Total nonperforming assets	$65,663	$33,896

Nonperforming assets to total assets	2.13%	1.09%
Allowance for loan losses	$50,218	$35,148
Allowance for loan losses to total loans	1.75%	1.19%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Provision for loan losses	$24,481	$800	$31,061	$5,441
Net charge-offs	14,022	1,252	15,991	6,079
Net charge-offs to average loans	1.93%	0.14%	1.10%	0.42%
     The following table shows the ratio of nonperforming assets to total loans by market for the periods indicated:

	June 30,	December 31,
Markets	2008	2007
Indianapolis	1.32%	1.02%
Central and Western Michigan	1.80%	2.52%
Southern Indiana	0.47%	0.53%
Phoenix	5.96%	1.20%
Las Vegas	2.98%	0.01%
Sacramento	9.70%	4.15%
Other	0.55%	0.49%

Total	2.28%	1.15%

     For all our significant nonperforming loans we undertake a specific review for risk of loss. In Phoenix and Sacramento, we have seen significant deterioration in our loan portfolios in 2008. This deterioration necessitated significant additions to our loan loss provision in the second quarter of 2008. In the case of Sacramento and Phoenix where this deterioration has been most pronounced, we have established aggregate specific reserves of 31 percent for nonperforming loans in these markets.

Commercial Finance
     In late July 2008 we announced and substantially completed the sale of the small ticket portfolios in this segment. The Canadian lease portfolio was sold for a modest premium. The buyer will assume the majority of the origination and servicing platforms and offer employment to the majority of our staff. The domestic lease portfolio was sold at a discount of approximately 20% of the net receivable balance. The buyer will not assume other assets or liabilities of the platform, nor offer employment to our staff. As a result, we reclassified these leases to held for sale and recorded additional lease loss provision and subsequently recorded a charge-off on the domestic portfolio to bring our carrying value to lower of cost or market value as of June 30, 2008. In the third quarter, we will record platform exit costs for our leasing operations which we currently estimate will approximate $10 million pre-tax.
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$13,464	$12,923	$27,403	$24,931
Provision for loan and lease losses	(48,201)	(3,053)	(52,857)	(6,532)
Noninterest income	2,825	2,947	9,114	5,738

Total net revenue	(31,912)	12,817	(16,340)	24,137
Operating expense	(7,397)	(7,934)	(15,524)	(15,068)

(Loss) income before taxes	(39,309)	4,883	(31,864)	9,069
Income taxes	15,891	(1,947)	12,891	(3,542)

Net (loss) income	$(23,418)	$2,936	$(18,973)	$5,527

Selected Operating Data:
Net charge-offs	$57,862	$2,089	$60,598	$4,035
Net interest margin	4.24%	4.69%	4.34%	4.67%
Total funding of loans and leases	$146,444	$174,742	$289,003	$303,353

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Selected Balance Sheet Data at End of Period:
Total assets	$1,272,671	$1,302,688
Leases held for sale	322,100	—
Loans and leases	911,565	1,287,060
Allowance for loan and lease losses	(9,282)	(17,792)
Shareholder’s equity	104,761	119,574
Overview
     We offer commercial finance products and services through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank and its direct and indirect subsidiaries. Through July 2008, we provided small ticket, primarily full payout lease financing on a variety of small business equipment in the United States and Canada as well as equipment and leasehold improvement financing for franchisees (mainly in the quick service and casual dining restaurant sector) in the United States. We also provide professional practice financing and information technology leasing to middle and upper middle market companies throughout the United States. As noted earlier, at the end of July 2008, we exited the leasing business through the sale of our portfolios. We will continue to offer franchise and professional practice financing.
     We utilize a direct sales force to distribute our franchise finance products. In the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand.

Portfolio Characteristics
     The following table shows the geographic composition of our franchise finance loans:

	June 30,	December 31,
	2008	2007
California	15.5%	12.9%
Texas	12.1	12.6
New York	7.7	8.7
New Jersey	6.9	7.0
All other states	57.8	58.8
Total	100.0%	100.0%

Total Portfolio	$651,355	$619,080
     The following table provides certain information about the loan and lease portfolio of our commercial finance line of business at the dates shown. The balance of the domestic (i.e., U.S.) lease portfolio reflects the fair value adjustment made to align its carrying value with the sale that closed in late July 2008.

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Domestic franchise loans	$651,355	$619,060
Weighted average coupon	8.83%	9.38%
Delinquency ratio	0.27	0.04
Domestic leases	$188,802	$263,578
Weighted average coupon	11.06%	10.91%
Delinquency ratio	3.08	2.47
Canadian leases (1)	$393,508	$404,422
Weighted average coupon	9.27%	9.09%
Delinquency ratio	0.41	0.51

(1)	In U.S. dollars.
Net Income
     During the three months ended June 30, 2008, the commercial finance line of business recorded a loss of $23 million, compared to income of $3 million for the same period in the prior year. Year to date, the commercial finance line of business lost $19 million compared to net income of $5.5 million for the same period in the prior year. The 2008 decrease in earnings relates primarily to the lower of cost or market adjustment recorded during the second quarter with respect to $322 million of small ticket leases. These leases were reclassified at June 30, 2008 to held for sale as we no longer had the intent to hold these leases for the foreseeable future. This lower of cost or market adjustment totaled $41 million and is included in provision for loan and lease losses. In late July 2008, we sold these leases to an independent third party.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months June 30,		Six Months June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net interest income	$13,464	$12,923	$27,403	$24,931
Average interest earning assets	1,278,476	1,104,098	1,269,979	1,077,182
Net interest margin	4.24%	4.69%	4.34%	4.67%

     Net interest income was $13 million for the quarter ended June 30, 2008, an increase of 4% over the same quarter in 2007. Year to date net interest income was $27 million, compared to $25 million in 2007. The improvement in net interest income resulted primarily from an increase in our portfolio. The total loan and lease portfolio has decreased to $0.9 billion at June 30, 2008, as $0.3 billion was transferred to loans held for sale. This line of business originated $146 million and $289 million in loans and leases during the second quarter and year-to-date 2008, respectively, compared to $175 million and $303 million during the same periods of 2007.
     Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the second quarter of 2008 was 4.24% compared to 4.69% in 2007 for the same period. Year-to-date margins declined to 4.34% in 2008 compared to 4.67% during the same period in 2007. The decrease in 2008 is due primarily to product mix.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $53 million during the first six months in 2008 compared to $6.5 million for the same period in 2007. The increased provisioning levels relate primarily to the $41 million lower of cost or market entry on the small ticket leases that were transferred to held-for-sale classification.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Gain from sales of loans	$684	$1,466	$6,513	$3,037
Derivative gains (losses), net	358	(258)	(759)	(274)
Other	1,783	1,739	3,360	2,975

Total noninterest income	$2,825	$2,947	$9,114	$5,738

     Noninterest income during the three months ended June 30, 2008 decreased 4% over the same period in 2007. Year to date, noninterest income was $9.1 million, compared to $5.7 million in the same period of 2007. Included in noninterest income were gains that totaled $0.7 million and $6.5 million for the three and six months ended June 30, 2008, from sales of $12 million and $72 million in loans, respectively, compared to gains of $1.5 million and $3.0 million during the same periods in 2007. Included in loan sales, are $13 million in participations of our franchise loan portfolio during the first half of 2008 resulting in a gain of $0.6 million.
Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$4,433	$4,901	$9,567	$9,483
Other	2,964	3,033	5,957	5,585

Total operating expenses	$7,397	$7,934	$15,524	$15,068

Efficiency ratio	45.41%	50.00%	42.51%	49.10%
Number of employees at period end (1)			206	217

(1)	On a full time equivalent basis.
     Operating expenses during the second quarter and first half of 2008 totaled $7.4 million and $15.5 million, respectively, a decrease of 7% and an increase of 3% over the same periods in 2007. The decreased salaries and benefits expense relates to decreased long-term compensation accruals tied to overall financial performance.

Credit Quality
     The commercial finance line of business had nonperforming loans and leases at June 30, 2008 of $7.0 million, compared to $8.9 million as of December 31, 2007. Net charge-offs recorded by this line of business totaled $57.9 million for the second quarter of 2008, compared to $2.1 million for the second quarter of 2007. Net charge-offs year to date were $60.6 million, up from the $4.0 million net charge-offs recorded in the first half of 2007. Our allowance for loan and lease losses at June 30, 2008 totaled $9.3 million, representing 1.02% of loans and leases, compared to a balance at December 31, 2007 of $17.8 million, or 1.38% of loans and leases.
     The elevated provision and charge-off amounts and the decline in allowance for loan and lease losses relates to the reclassification of $322 million of small ticket leases to loans and leases held for sale. This reclassification resulted in additional provisions of $41 million and charge-offs of $53 million as we marked these leases to lower of cost or market value.
     The following table shows information about our nonperforming and the allowance for loan losses for the franchise loans:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Franchise Loans:
Nonperforming loans	$5,052	$3,630
Allowance for loan losses	6,276	5,961
Allowance for loan losses to total loans	0.96%	0.96%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Provision for loan losses	$1,841	$369	$3,356	$793
Net charge-offs	1,785	335	2,381	371
Net charge-offs to average loans	1.15%	0.29%	0.79%	0.16%
Home Equity Lending
     In late July 2008 we announced a series of pending transactions designed to allow us to substantially reduce our presence in the home equity segment. We expect these transactions to be substantially completed in the third quarter of 2008. The transactions are comprised of three steps:
1.	We sold the residual interests, mortgage servicing rights, and future draw obligations on our secured-financed home equity portfolio. Since the securitization transactions that gave rise to the residuals were treated as secured financings under SFAS 140, the residual interests were not recorded on our balance sheet. Once the residual sale transaction is completed and after the receipt of third party consents to the transfer of the servicing, we will remove approximately $1.0 billion of loans and $0.9 billion of related collateralized debt from our balance sheet.

2.	We agreed to securitize approximately $275 million of whole loans. The securitization will be treated as a financing and, as such, the loans will remain on our balance sheet. We will record a liability for approximately $90 million representing debt issued by the securitization trust (which we will consolidate). These loans and our remaining $40 million of home equity loans will be run-off over time.

3.	The buyer of the residual interests has indicated their intention to acquire a portion of our platform operations and employ our staff. A final determination of the scope of this acquisition has not been completed. At this time, we estimate these exit costs to be in the range of $40 to $60 million pre-tax. We expect that the bulk of these costs will be known and accrued prior to year-end 2008.
     Due to these pending transactions, we have substantially ceased origination activities in this segment.

     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$21,611	$24,473	$44,992	$49,037
Provision for loan and lease losses	(85,147)	(15,601)	(118,432)	(30,689)
Noninterest income	3,413	4,763	495	(2,034)

Total net revenues	(60,123)	13,635	(72,945)	16,314
Operating expenses	(13,910)	(16,868)	(27,921)	(36,449)

Income (loss) before taxes	(74,033)	(3,233)	(100,866)	(20,135)
Income taxes	29,623	1,283	40,355	8,035

Net income (loss)	$(44,410)	$(1,950)	$(60,511)	$(12,100)

Selected Operating Data:
Loan volume:
Lines of credit	$875	$7,745	$4,438	$20,356
Loans	6,640	115,393	32,438	292,002
Net home equity charge-offs to average managed portfolio	7.71%	2.18%	7.13%	2.61%
Gain on sale of loans to loans sold	1.96%	1.42%	2.34%	0.46%

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)

Selected Balance Sheet Data:
Total assets	$1,280,497	$1,481,306
Home equity loans and lines of credit(1)	1,341,351	1,458,564
Allowance for loan losses	(156,000)	(91,700)
Home equity loans held for sale	382	5,865
Residual interests	930	3,120
Mortgage servicing assets	18,451	20,071
Short-term borrowings	235,141	291,293
Collateralized debt	888,965	970,733
Shareholders’ equity	131,723	156,894
Selected Operating Data:
Total managed portfolio balance	1,469,123	1,605,032
Delinquency ratio (2)	6.1%	5.8%
Weighted average coupon rate:
Lines of credit	8.69%	10.62%
Loans	11.08	11.07

(1)	Includes $1.0 billion and $1.1 billion of loans at June 30, 2008 and December 31, 2007, respectively, pledged as collateral as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.
Overview
     Our home equity lending line of business historically originated, sold and serviced first mortgages and high loan-to-value home equity loans nationwide.

Geographic Distribution of our Portfolio and Current Originations
     Portfolio: The following table shows the geographic composition of the $316 million portion of the home equity portfolio which we will retain after our sale and securitization transactions are completed on a percentage basis for the periods indicated:

	June 30,	December 31,
State	2008	2007
California	8.3%	7.9%
Florida	7.9	9.3
Ohio	6.0	6.2
Colorado	5.7	5.7
Georgia	5.4	5.5
All other states	66.7	65.4

Total	100.0%	100.0%

Total portfolio in thousands	$316,102	$340,063
Portfolio Characteristics
     The following table provides a breakdown of our $316 million portion of the home equity portfolio which we will retain after our sale and securitization transactions are completed by product type, outstanding principal balance and weighted average coupon as of June 30, 2008:

	June 30, 2008			June 30, 2007
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)			(Dollars in thousands)
Home Mortgage Portfolio Loans = 100% CLTV	$88,865	28.11%	11.28%	$103,169	30.34%	11.42%
Lines of credit = 100% CLTV	34,753	10.99	8.57	37,233	10.95	10.38
First mortgages = 100% CLTV	27,466	8.69	8.22	33,028	9.71	8.22
FNMA First mortgages = 100% CLTV	62	0.02	6.13	—	—	—

Total = 100% CLTV	151,146	47.81	10.10	173,430	51.00	10.59
Loans > 100% CLTV	139,322	44.08	13.54	141,206	41.52	13.58
Lines of credit > 100% CLTV	21,163	6.70	12.39	20,397	6.00	13.86

Total > 100% CLTV	160,485	50.78	13.39	161,603	47.52	13.61
Other	4,471	1.41	13.54	5,030	1.48	13.58

Total portfolio	$316,102	100.00%	11.82%	$340,063	100.00%	12.07%

Net Income
     Our home equity lending business recorded a net loss of $44 million during the three months ended June 30, 2008, compared to a net loss for the same period in 2007 of $2 million. A year-to-date loss of $61 million was recorded through June 30, 2008, compared to net loss of $12 million during the same period a year earlier.
Net Revenue
     Net revenue for the three and six months ended June 30, 2008 totaled $(60) million and $(73) million, respectively, compared to net revenue for the same periods in 2007 of $14 million and $16 million. The decrease in revenues is primarily a result of higher loan loss provision due to increased deterioration in the credit quality of this portfolio.
     During the second quarter of 2008, our home equity lending business produced $8 million of home equity loans, compared to $123 million during the same period in 2007. The decrease in volume principally reflects tightening lending guidelines and our decision earlier in the year to exit the second-lien origination business.

     Our home equity lending business had $1.3 billion of net loans and loans held for sale at June 30, 2008 down $0.1 billion from December 31, 2007. Included in the loan balance at June 30, 2008 were $1.0 billion of loans which collateralize our secured financings. We have signed an agreement to sell this $1.0 billion of loans and expect the sale to close in the third quarter of 2008.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net interest income	$21,611	$24,473	$44,992	$49,037
Provision for loan losses	(85,147)	(15,601)	(118,432)	(30,689)
Gain on sales of whole loans	132	1,580	684	1,771
Valuation adjustment on loans held for sale	75	(158)	70	(8,071)

Gain (loss) on sales of loans	207	1,422	754	(6,300)
Loan servicing fees	2,541	4,751	4,703	10,278
Amortization of servicing assets	(14)	(32)	(37)	(68)
Recovery (impairment) recovery of servicing assets	2,246	(1,966)	(1,634)	(6,600)
Derivative gains (losses)	—	12	(1)	(282)
Other	(1,567)	576	(3,290)	938

Total net revenue	$(60,123)	$13,635	$(72,945)	$16,314

     Net interest income decreased to $22 million for the three months ended June 30, 2008, compared to $24 million for the same period in 2007. Year-to-date net interest income for 2008 was $45 million, compared to $49 million for 2007. The decrease in net interest income is a result of the declining size of the portfolio during the first half of 2008 relative to the same period in 2007.
     Provision for loan losses increased to $85 million in the second quarter of 2008, compared to $16 million during the same period in 2007. Year-to-date provision for loan losses was $118 million in 2008 compared to $31 million in 2007. The increase in provision reflects declining credit quality of home equity loans. During the quarter, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses.
     We completed whole loan sales during the second quarter of 2008 of $7 million resulting in a gain on sale of loans of $0.1 million, compared to $0.5 million in gain on the sale of $35 million of loans during the same period in 2007.
     Servicing asset amortization and impairment expense totaled $3 million during the first half of 2008, compared to $7 million for the six months ended June 30, 2007. We have agreed to sell this servicing portfolio as part of our strategic restructuring noted above.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$8,137	$10,391	$15,940	$22,553
Other	5,773	6,477	11,981	13,896

Total operating expenses	$13,910	$16,868	$27,921	$36,449

Number of employees at period end (1)			290	458

(1)	On a full time equivalent basis.
     Operating expenses were $14 million and $28 million for the three and six months ended June 30, 2008, compared to $17 million and $36 million for the same periods in 2007. Operating expenses declined in 2008 primarily due to restructuring and other cost cutting initiatives.

Home Equity Servicing
     Our home equity lending business continues to service certain of the loans it has securitized and sold. When we complete our exit of this segment through the strategic initiatives discussed earlier, we expect to enter into a subservicing agreement with the acquirer of the platform. With respect to the loans that will remain on our balances sheet, we expect to pay a market-rate servicing fee to the acquirer for servicing these loans.
     The following table sets forth certain information for the home equity portfolio including $316 million of loans we will retain after our sales transactions have been completed under “Unsold Loans Other”.

	June 30,	December 31,	June 30,
	2008	2007	2007
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,469,123	$1,605,032	$1,656,141
30 days past due	6.06%	5.78%	3.64%
90 days past due	2.90	2.53	1.52
Net Chargeoff Rate	7.71	4.62	2.18

Unsold Loans — Financed
Total Loans	$1,019,412	$1,118,032	$1,219,954
30 days past due	5.77%	5.56%	2.91%
90 days past due	2.61	2.39	1.13
Net Chargeoff Rate	7.85	4.80	3.04
Loan Loss Reserve	$96,361	$58,262	$31,511

Unsold Loans — Other
Total Loans	$316,102	$340,063	270,799
30 days past due	8.50%	8.22%	8.74%
90 days past due	4.51	3.95	4.11
Net Chargeoff Rate	10.26	5.89	0.70
Loan Loss Reserve	$59,639	$33,438	18,394

Owned Residual
Total Loans	$133,609	$146,937	$165,389
30 days past due	2.47%	1.83%	0.73%
90 days past due	1.36	0.29	0.17
Net Chargeoff Rate	0.58	0.35	—

Residual Undiscounted Losses	$3,120	$870	$610
Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$410,025	$461,237	$528,846
30 days past due	6.06%	7.13%	5.43%
90 days past due	2.21	2.69	2.00

(1)	Excludes deferred fees and costs.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $30 million and $42 million for the three and six months ended June 30, 2008, compared to a loss of $2 million and $4 million during the same periods in 2007. In most prior periods, results at the parent and other consolidating entities have been driven by operating and interest expenses net of management fees and allocations charged to operating segments as well as net interest income earned on intracompany loans.
     The results for the second quarter 2008 and year to date 2008 include a $7 million and $20 million, respectively, pre-tax other-than-temporary impairment on a portion of our securities portfolio. This impairment was on $26 million of private-label mortgage-backed securities that are not guaranteed by the federal government or a governmental agency. We marked the securities to fair value based on quotes obtained from independent bond trading firms. Also included in parent company operating results is a $25 million valuation allowance recorded at June 30, 2008. This valuation allowance was recorded to reduce our deferred tax asset to an amount that is more likely than not to be realized.
     Included in the Parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2008, we allocated $7.9 million of these expenses to our subsidiaries, compared to $8.7 million during the first half of 2007.
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
     Net charge-offs for the three months ended June 30, 2008 in our held for investment portfolio were $101 million, or 7% of average loans, compared to $12 million, or 0.9% of average loans during the same period in 2007. Year-to-date net charge-offs were $131 million, compared to $32 million during the same period in 2007. Below is a table that shows net charge-offs annualized to average loans by line of business:

	Annualized for the Three Months Ended
	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial Bank	1.93%	0.27%
Commercial Finance	18.35	0.90
Home Equity Lending	8.42	5.05

Total	7.27%	1.66%

     The increase in charge-offs and allowance is due largely to the commercial finance increase in charge-offs and provision relating to the reclassification of $322 million of small-ticket leases to held for sale classification. This reclassification resulted in a $41 million provision and $53 million in additional charge-offs. In addition, further deterioration in the residential real estate markets, including the impact on construction and land development loans, led to higher charge offs in commercial banking. At June 30, 2008, the allowance for loan and lease losses was 4.2% of outstanding loans and leases, compared to 2.5% at year-end 2007.
     Total nonperforming loans and leases at June 30, 2008, were $106 million compared to $76 million at December 31, 2007. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2008 were 2.1%, an increase from 1.3% at December 31, 2007. Other real estate we owned totaled $16 million at June 30, 2008, unchanged from December 31, 2007. Total nonperforming assets at June 30, 2008 were $129 million, or 2.2% of total assets compared to nonperforming assets at December 31, 2007 of $93 million, or 1.59% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$5,245	$177
Real estate mortgages	253	151
Consumer loans	—	41
Commercial financing:
Franchise financing	—	—
Domestic leasing	—	311
Canadian leasing	30	177

	5,528	857

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	51,193	25,797
Real estate mortgages	40,863	40,681
Consumer loans	1,685	587
Commercial financing:
Franchise financing	5,052	3,630
Domestic leasing	—	2,595
Canadian leasing	1,957	2,163

	100,750	75,453

Total nonperforming loans and leases	106,278	76,310

Other real estate owned & other	22,579	16,964

Total nonperforming assets	$128,857	$93,274

Nonperforming loans and leases to total loans and leases	2.1%	1.3%

Nonperforming assets to total assets	2.2%	1.5%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The nonperforming assets at June 30, 2008 and December 31, 2007 were held at our lines of business as follows:

	June 30,	December 31,
	2008	2007
	(In millions)
• Commercial banking	$66	$34
• Commercial finance	13	10
• Home equity lending	48	46
• Mortgage banking	2	3
     Generally, the accrual of income is discontinued when the full collection of principal or interest is in doubt, or when the payment of principal or interest has become contractually 90 days past due unless the obligation is both well secured and in the process of collection. Loans are charged-off upon evidence of expected loss or 180 days past due, whichever comes first.

Liquidity Risk
     Liquidity is the availability of funds to meet the daily requirements of our business. For financial institutions, demand for funds results principally from extensions of credit, withdrawal of deposits, and maturity of other funding liabilities. Liquidity is provided through deposits and short-term and long-term borrowings, by asset maturities or sales, and through equity capital. Our corporate-level asset-liability management committee (ALMC) oversees the liquidity position of the Corporation, based on board-approved liquidity and contingency funding plans and policies.
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2008, the ratio of loans (which excludes loans held for sale) to total deposits was 146%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 111%.
     The sale of the small ticket portfolios in July added approximately $325 million in net liquidity to the Bank. Assets sales and financing in August will add approximately another $90 million.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds CDs. Core deposits totaled $2.3 billion at June 30, 2008, unchanged from December 31, 2007.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2008, these deposit types totaled $1.6 billion, unchanged from December 31, 2007. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of June 30, 2008, CDs issued directly to customers totaled $0.5 billion, unchanged from December 31, 2007. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.9 billion at June 30, 2008, and had an average remaining life of 16 months, as compared to $0.6 billion outstanding with a 17 month average remaining life at December 31, 2007. Use of these brokered CDs will decline due to the redeployment of funds received through the sale of our small ticket lease portfolio.
     Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2008, FHLBI borrowings outstanding totaled $0.6 billion, unchanged from December 31, 2007. We had sufficient collateral pledged to FHLBI at June 30, 2008 to borrow an additional $0.3 billion, if needed.
     At June 30, 2008, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Lines of credit with correspondent banks, including fed funds lines: $10 million outstanding out of $45 million available but not committed

•	Lines of credit with non-correspondent banks: $50 million outstanding

•	Small ticket Canadian leases financed via commercial paper conduits: $222 million This facility is related to the leases in our Canadian portfolio and will not be available to us after our sale of those leases in late July 2008.

•	Federal Reserve Bank Discount Window: none outstanding on $245 million of loans pledged
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
     Our commercial banking and home equity lending lines of business both assume interest rate risk by holding mortgage servicing rights (MSRs) ($22 million at June 30, 2008). Among other items, a key determinant to the value of MSRs is the prevailing level of interest rates. The primary exposure to interest rates is the risk that rates will decline, possibly increasing prepayment speeds on loans and decreasing the value of MSRs. MSRs have traditionally been recorded at the lower of cost or fair market value. We adopted SFAS 156, “Accounting for Servicing of Financial Assets” on our high loan-to-value first lien and home equity lending segment second lien mortgages during the first quarter of 2007. This adoption requires full mark-to-market on the designated servicing assets, eliminating the lower-of-cost or market treatment. Our decisions on the degree to which we manage servicing right interest risk with derivative instruments to insulate against short-term price volatility depend on a variety of factors. These high loan-to-value MSRs are being sold in the third quarter as part of our restructuring.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2008. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2008, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
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

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Further, normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from period to period.
Economic Value Change Method

	Present Value at June 30, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,680,303	$5,584,546	$5,489,705	$5,395,665	$5,303,533
Loans held for sale	334,073	329,403	324,836	320,372	316,010
Mortgage servicing rights	16,070	18,617	21,573	24,533	26,290
Residual interests	9,904	9,570	9,476	9,453	9,438
Interest sensitive financial derivatives	(12,086)	(8,232)	(5,579)	(1,110)	2,210

Total interest sensitive assets	6,028,264	5,933,904	5,840,011	5,748,913	5,657,481

Interest Sensitive Liabilities
Deposits	(3,425,812)	(3,388,146)	(3,348,505)	(3,309,565)	(3,272,021)
Other borrowings (1)	(1,065,793)	(1,050,855)	(1,036,515)	(1,022,740)	(1,009,498)
Long-term debt	(1,198,865)	(1,181,564)	(1,162,541)	(1,136,060)	(1,107,741)

Total interest sensitive liabilities	(5,690,470)	(5,620,565)	(5,547,561)	(5,468,365)	(5,389,260)
Net market value as of June 30, 2008	$337,794	$313,339	$292,450	$280,548	$268,221

Change from current	$45,344	$20,889	$—	$(11,902)	$(24,229)

Net market value as of March 31, 2008	$474,077	$442,332	$420,876	$408,144	$396,281

Change from current	$53,201	$21,456	$—	$(12,732)	$(24,595)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

     GAAP-Based Value Change Method

	Present Value at June 30, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets (1)	$—	$—	$—	$—	$—
Loans held for sale	324,836	324,836	324,836	320,372	316,010
Mortgage servicing rights	15,831	18,378	21,573	24,295	26,052
Residual interests	9,904	9,570	9,476	9,453	9,438
Interest sensitive financial derivatives	(12,086)	(8,232)	(5,579)	(1,110)	2,210

Total interest sensitive assets	338,485	344,552	350,306	353,010	353,710

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Other borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of June 30, 2008	$338,485	$344,552	$350,306	$353,010	$353,710

Potential change	$(11,821)	$(5,754)	$—	$2,704	$3,404

Net market value as of March 31, 2008	$2,700	$12,885	$23,699	$33,641	$42,474

Potential change	$(20,999)	$(10,814)	$—	$9,942	$18,775

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2008 were $0.8 billion and at December 31, 2007 were $1.1 billion. We had $24 million and $22 million in irrevocable standby letters of credit outstanding at June 30, 2008 and December 31, 2007, respectively.
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
     We held interest rate swaps to hedge floating rate deposits at June 30, 2008 of $75 million that no longer qualify for SFAS 133 hedge accounting treatment. Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. We recorded a gain of $1.2 million on this swap during the quarter.
     We have an interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This swap had a notional amount of $15 million at June 30, 2008. The amount of loss on this swap during the six month period ended June 30, 2008 was $0.1 million as a net result of losing SFAS133 hedge accounting treatment when we suspended our trust preferred dividend payments during the first quarter of 2008.
     In our home equity business, we have a $10 million amortizing interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of the swap is to manage interest rate risk exposure created by the 2005-1 securitization in which floating rate notes are funding fixed rate home equity loans. This swap is accounted for as a “cash flow” hedge in accordance with SFAS 133, with the changes in the fair value of the effective portion of the hedge reported as a component of equity. The net amount of loss on these swaps recorded to other comprehensive income during the six months ended June 30, 2008 and June 30, 2007 was $51 thousand and $38 thousand, respectively. A gain of $32 thousand and a loss of $83 thousand were recorded in interest expense during the six month period ended June 30, 2008 and 2007, respectively. Ineffectiveness we recorded related to this cash flow hedge in 2008 and 2007 was immaterial.
     Also in our home equity business, we utilize interest rate caps to mitigate the interest rate exposure created by the 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $68 million in amortizing interest rate caps relating to these hedging activities. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for these transactions. The loss on these activities for the periods ended June 30, 2008 and 2007, totaled $1 thousand and $0.1 million, respectively.
     We enter into commitments to originate first mortgage loans in our home equity segment whereby the interest rate on the loan is determined prior to funding (rate lock commitments). Rate lock commitments on mortgage loans intended to be sold are considered to be derivatives. We record changes in the fair value of these commitments based upon the current secondary market value of securities with similar characteristics. For the six month periods ended June 30, 2008, and 2007, a loss of $6 thousand and a gain of $0.1 million were recorded in “Gain from sale of loans.” At June 30, 2008 we had rate lock commitments outstanding totaling $4 million.
     We deliver Canadian dollar fixed rate leases into a commercial paper conduit. To lessen the repricing mismatch between fixed rate Canadian (CAD)-denominated leases and floating rate CAD-denominated commercial paper, a series of amortizing CAD interest rate swaps have been executed. As of June 30, 2008, the commercial paper conduit was providing $145 million of variable rate funding. In total, our interest rate swaps were effectively converting $139 million of this funding to a fixed interest rate. The losses on these swaps for the six months ended June 30, 2008 and 2007 were $0.8 million and $0.3 million, respectively.
     During 2008, we entered into an interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by a second Canadian commercial paper conduit we began utilizing in 2008 in which variable rate debt is used to fund fixed rate leases. This swap had a notional amount of $86 million at June 30, 2008. A gain of $1.6 million was recorded on this swap during the six month period ended June 30, 2008.
     We own foreign currency forward contracts and Eurodollar futures to protect the U.S. dollar value of intercompany loans made to Irwin Commercial Finance Canada Corporation that are denominated in Canadian dollars. We had a contractual amount of $90 million in forward contracts outstanding as of June 30, 2008. For the six month ended June 30, 2008 and 2007, we recognized a gain of $1.3 million and a loss of $3.9 million, respectively, on these contracts. These contracts are marked-to-market with gains and losses included in “derivative gains (losses)” on the consolidated income statements. We do not receive SFAS 133 hedge accounting treatment for this transaction. In 2008 we invested in Eurodollar futures that have a notional amount of $41 million at June 30, 2008. We recorded a gain of $0.4 million on these contracts. For the six month periods ended June 30, 2008 and 2007 we recognized a foreign currency transaction loss on the intercompany loans of $2.3 million and a gain of $4.4 million, in each period respectively.
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
Supervision and Regulation
     We and our subsidiaries are each extensively regulated under state and federal law. Please refer to pages 6 through 13 of our Annual Report on Form 10-K for the year ended December 31, 2007 for a more complete summary of certain statutes and regulations that apply to us and to our subsidiaries. The summaries included in the Form 10-K are not complete, and you should refer to the statutes and regulations for more information. Also, those statutes and regulations may change in the future, and we cannot predict what effect these changes, if made, will have on our operations.
     We are regulated at both the holding company and subsidiary level and are subject to both state and federal examination on matters relating to “safety and soundness,” including risk management, asset quality, liquidity and capital adequacy, as well as a broad range of other regulatory concerns including: insider and intercompany transactions, the adequacy of the reserve for loan losses, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2008.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the period ended June 30, 2008, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 14, Commitments and Contingencies, in the Notes to the Financial Statements, Part I, Item 1 of this Report.
Culpepper v. Inland Mortgage Corporation
     This action, originally filed in April, 1996 in the United States District Court for the Northern District of Alabama, alleging violations of the Real Estate Settlement Procedures Act, has now been concluded in favor of the Corporation’s indirect subsidiary, Irwin Mortgage Corporation (formerly Inland Mortgage Corporation) because Irwin Mortgage prevailed on appeal and the plaintiffs filed no further challenges.
Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia
     These actions against our subsidiary, Irwin Union Bank and Trust Company, in connection with loans it purchased from Community Bank of Northern Virginia (“Community”), filed against or naming Irwin Union Bank as a defendant in 2004 and later consolidated for pre-trial procedures in the United States District Court for the Western District of Pennsylvania, claim that Community Bank of Northern Virginia was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. Two of the lawsuits seek class action status (Hobson v. Irwin Union Bank and Trust Company and Kossler v. Community Bank of Northern Virginia), and two lawsuits are individual actions (Chatfield v. Irwin Union Bank and Trust Company, et al. and Ransom v. Irwin Union Bank and Trust Company, et al.) At a status conference on June 30, 2008, the court indicated its intention to enter a case management order allowing discovery to commence in Chatfield and Ransom. The Hobson and Kossler lawsuits are still at a preliminary stage with motions to dismiss pending in each case.
Litigation in Connection with Loans Purchased from Freedom Mortgage Corporation.
     These actions involve two lawsuits and an arbitration. The first lawsuit was filed in the United States District Court for the Northern District of California on January 22, 2008, by our direct subsidiary, Irwin Union Bank and Trust Company, and our indirect subsidiary, Irwin Home Equity Corporation, against Freedom Mortgage Corporation, Irwin Union Bank, et al. v. Freedom Mortgage Corp., (the “California Action”) for breach of contract and negligence arising from Freedom’s refusal to repurchase certain mortgage loans that Irwin Union Bank and Irwin Home Equity had purchased from Freedom. The Irwin subsidiaries are seeking damages in excess of $8 million from Freedom.
     The second lawsuit was filed by Freedom on March 12, 2008 in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”) alleging that Irwin’s repurchase demands in the California Action represent breaches of the Asset Purchase Agreement dated as of August 7, 2006 between Freedom and Irwin in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. Freedom seeks damages in excess of $8 million and also seeks to compel Irwin Financial to order its subsidiaries in the California Action to dismiss their claims.
     On April 23, 2008, Irwin filed a motion to dismiss the Delaware Action. On April 30, 2008, the California district court stayed the California Action pending completion of arbitration.
Homer v. Sharp
     This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage Corporation and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million for each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. Discovery has not yet commenced and we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this litigation.
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
Item 1A. Risk Factors.
     An investment in our securities involves a number of risks. We urge you to read all of the information contained in this Report on Form 10-Q. In addition, we urge you to consider carefully pages 14 through 19 of our Annual Report on Form 10-K for the year ended December 31, 2007, which identify risk factors that may impact our future results. Given current conditions in the economy and in the mortgage and housing markets, as well as strategic decisions we have made in response to those conditions, we are adding the following risk factors:
     The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
     We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and cap our exposure to residential mortgage loans and home equity loans and lines of credit, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Our commercial banking line of business has a substantial portfolio of construction and land development loans. However, continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which would adversely affect our financial condition and results of operations. The overall deterioration in economic conditions, the decline in our financial performance over the last two years, and the reduction in capital ratios at June 30 as a result of the accounting for our decisions to exit the home equity and small-ticket equipment leasing lines of business have subjected us to increased regulatory scrutiny in the current environment. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences:
•	loan delinquencies, problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	deposits may decrease, which would adversely impact our liquidity position; and

•	collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
     A deterioration in our regulatory capital position could adversely affect us.
     As described in the “Supervision and Regulation” section of this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007, the banking industry, in general, is heavily regulated, and we and our subsidiaries are extensively regulated under state and federal law. Regulations of the Federal Reserve and the Office of Thrift Supervision that apply to us specify minimum capital ratio requirements that must be maintained by bank holding companies, banks and thrifts to be considered a “well-capitalized” institution. In addition, these regulators reserve the right to reclassify institutions that meet these standards into a lower capital category (i.e., less than “well-capitalized”) at their own discretion based on safety and soundness considerations. Each of Irwin Financial, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. met, as of June 30, 2008, the applicable regulatory standard of a “well-capitalized” institution under the relevant capital regulations that apply to it. If Irwin Union Bank and Trust or Irwin Union Bank, F.S.B. were no longer considered “well-capitalized,” they may not be able to have access to brokered deposits as a source of funds, which would adversely affect our overall liquidity position. Moreover, if we were considered an “undercapitalized” institution, we could be subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. If such actions were to be taken, it could adversely affect our business and we may have more limited access to the capital markets.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) (Issuer Repurchases of Equity Securities). From time to time, we repurchase shares in connection with our equity-based compensation plans. We did not have any repurchase activity in the past three months.
Item 4. Submission of Matters to a Vote of security Holders.
     a) We held our Annual Meeting of Shareholders on May 30, 2008.
b)	Proposal No. 1. The following Director Nominees were elected to serve on the Board until the 2011 Annual Meeting, by the votes set forth below.

Nominees	Shares For	Shares Withheld
R. David Hoover	21,756,675	5,154,586
William I. Miller	26,170,734	740,527
Dayton H. Molendorp	26,184,356	726,905
     The following directors are currently serving terms that expire as set forth below:

Sally A. Dean	2010
David W. Goodrich	2009
William H. Kling	2010
Brenda J. Lauderback	2009
John C. McGinty, Jr.	2009
Lance R. Odden	2010
Marita Zuraitis	2009
c)	In addition to the election of directors, the shareholders voted on and approved the following proposal:

			Shares	Broker Non-
Matter	Shares For	Shares Against	Abstained	votes
Proposal No. 2. Re-Approval of the Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended	19,733,811	652,461	102,059	6,422,934

			Shares
Matter	Shares For	Shares Against	Abstained
Proposal No. 3. Confirmation of Independent Public Accountants	26,594,348	209,921	106,996

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended December 20, 2006. (Incorporated by reference to Exhibit 3.1 of Form 10-K for period ended December 31, 2006, and filed March 9, 2007, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended, February 15, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-K filed March 9, 2007, File No. 001-16691.)

3.3	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007. (Incorporated by reference to Exhibit 3.1 of Form 8-K filed November 30, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 of Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 of Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 of Form 10-Q Report for quarter ended June 30, 1997, and filed August 12, 1997, File No. 000-06835.)

10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)

10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)

10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)

10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit
10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)

10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)

10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.12 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)

10.14	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended June 30, 1999, File No. 000-06835.)

10.15	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.16	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.17	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.18	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended June 30 2006, File No. 001-16691.)

10.19	*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended June 30 2007, File No. 001-16691.)

10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.21	*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.30 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)

10.22	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended June 30, 2006, File No. 001-16691.)

10.23	*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarter ended June 30, 2007, File No. 001-16691.)

10.24	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended June 30, 2006, File No. 001-16691.)

10.25	*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended June 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for the quarter ended June 30, 2002, File No. 000-06835.)

Exhibit
Number	Description of Exhibit
10.29	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.30	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.31	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.32	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.33	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.34	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)

10.35	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)

10.37	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.39	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s 2007 Proxy Statement for the Annual Meeting of Shareholders, filed April 16, 2007, File No. 001-16691.)

10.40	*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the notes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 6, 2008	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)