Form 10-Q
period 2008-09-30
IRWIN FINANCIAL CORP
filed 2008-11-10
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 6, 2008, there were outstanding 29,707,227 common shares, no par value, of the Registrant.

FORM 10-Q

PAGE
NO.
About Forward-Looking Statements	3
Explanatory Note	5
PART I FINANCIAL INFORMATION	6
Item 1 Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
Item 3 Quantitative and Qualitative Disclosures About Market Risk	58
Item 4 Controls and Procedures	58
PART II OTHER INFORMATION	59
Item 1 Legal Proceedings	59
Item 1A Risk Factors	59
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 6 Exhibits	67
Signatures	71
EX-2.2
EX-2.3
EX-2.4
EX-2.5
EX-3.1
EX-3.2
EX-10.41
EX-10.42
EX-10.43
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. In addition, our past results of operations do not necessarily indicate our future results. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or will not or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, capital ratios or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in the national or regional economies, housing markets, industries associated with housing, mortgage markets or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these and the following cautionary factors.
     Actual future results may differ materially from what is projected due to a variety of factors, including, but not limited to:
•	potential deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending or small business-based manufacturing and services;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities.

•	difficulties in completing the transactions for the disposition of our home equity business including: selling or otherwise reducing risk associated with home equity loans on our balance sheet; selling the assets or platform of our home equity business, including the completion of due diligence satisfactory to potential purchasers; obtaining third party consents for the transfer of assets, platforms or servicing; satisfying conditions necessary to release purchase price proceeds from escrow; obtaining the desired tax treatment for any dispositions; or encountering regulatory constraints;

•	the inability to garner sufficient support for our capital raising efforts, including a failure to obtain, or a delay in obtaining, any necessary regulatory approvals;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	competition from other financial service providers for experienced managers as well as for customers;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectibility of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating any future repurchases of residential mortgage, home equity, or other loans or leases due to alleged violations of representations and warranties we made when selling these loans and leases to the secondary market or in securitizations;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated lawsuits or outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, bank or thrift;

•	regulatory actions that impact our Corporation, bank or thrift, including the written agreement the Corporation and its state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions on October 10, 2008, and the written agreement the Corporation’s federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into with the Office of Thrift Supervision on the same day;

•	the application of or changes in the interpretation of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of the remaining assets and obligations of our discontinued mortgage banking segment, and, after completion of transactions involving the recent sale of assets, our home equity and small-ticket leasing segments; or

•	governmental changes in monetary or fiscal policies.
     We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

Explanatory Note
     Throughout this Report on Form 10-Q we discuss our announced plan to pursue a rights offering to shareholders and a possible exchange of trust preferred securities for common stock. A registration statement relating to the rights offering has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights offer remains subject to the registration statement being approved by the Securities and Exchange Commission.
     The rights offering will be made only by means of a prospectus which will contain the specific terms of the transaction and which will be provided to Irwin shareholders at the commencement of the offer.
     This filing also is not an offer or the solicitation of an offer to exchange the Corporation’s trust preferred securities. Any such offers will only be made by registration under federal and state securities laws, or pursuant to an applicable exemption from registration thereunder.

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$250,415	$78,212
Interest-bearing deposits with financial institutions	27,018	31,841
Residual interests	9,008	12,047
Investment securities- held-to-maturity (Fair value: $18,911 September 30, 2008 and $18,134 at December 31, 2007) — Note 2	18,690	18,123
Investment securities- available-for-sale — Note 2	36,140	59,684
Investment securities- other — Note 2	62,588	62,588
Loans and leases held for sale — Note 3	43,643	6,134
Loans and leases, net of unearned income — Note 4	4,651,506	5,696,230
Less: Allowance for loan and lease losses — Note 5	(231,802)	(144,855)

	4,419,704	5,551,375
Servicing assets — Note 6	20,003	23,234
Accounts receivable	33,608	38,710
Accrued interest receivable	21,392	26,291
Premises and equipment	34,537	38,178
Other assets — Note 7	282,678	219,688

Total assets	$5,259,424	$6,166,105

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$325,676	$306,820
Interest-bearing	2,070,745	2,357,050
Certificates of deposit over $100,000	769,450	661,618

	3,165,871	3,325,488
Other borrowings — Note 8	526,657	802,424
Collateralized debt — Note 9	946,269	1,213,139
Other long-term debt	233,868	233,873
Other liabilities	113,210	131,881

Total liabilities	4,985,875	5,706,805

Commitments and contingencies — Note 14 and Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares;	—	—
Noncumulative perpetual preferred stock - 15,000 authorized and issued;	14,441	14,441
Common stock, no par value — authorized 40,000,000 shares; issued 29,902,483 as of September 30, 2008 and 29,896,464 as of December 31, 2007; 509,565 and 670,169 shares in treasury as of September 30, 2008 and December 31, 2007, respectively	116,667	116,542
Additional paid-in capital	—	2,557
Accumulated other comprehensive (loss) income, net of deferred income tax benefit of $3,704 and $4,367 as of September 30, 2008 and December 31, 2007	(1,612)	1,032
Retained earnings	153,878	337,524

	283,374	472,096
Less treasury stock, at cost	(9,825)	(12,796)

Total shareholders’ equity	273,549	459,300

Total liabilities and shareholders’ equity	$5,259,424	$6,166,105

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$95,185	$126,180
Loans and leases held for sale	2,663	585
Residual interests	160	268
Investment securities	2,016	2,738
Federal funds sold	478	79

Total interest income	100,502	129,850

Interest expense:
Deposits	24,362	34,747
Short-term borrowings	5,663	7,436
Collateralized debt	18,250	18,563
Other long-term debt	4,009	3,958

Total interest expense	52,284	64,704

Net interest income	48,218	65,146
Provision for loan and lease losses — Note 5	58,033	28,493

Net interest (expense) income after provision for loan and lease losses	(9,815)	36,653
Other income:
Loan servicing fees	3,133	4,415
Amortization and impairment of servicing assets — Note 6	(1,747)	(2,686)
Gain from sales of loans and loans held for sale	2,165	3,329
Trading (losses) gains	(979)	876
Derivative losses, net	(3,494)	(5,673)
Other than temporary impairment — Note 2	(2,325)	—
Other	6,771	6,771

	3,524	7,032
Other expense:
Salaries	22,866	24,043
Pension and other employee benefits	6,094	6,478
Office expense	2,164	2,126
Premises and equipment	15,747	5,500
Marketing and development	952	1,354
Professional fees	4,181	2,086
Other	18,325	4,758

	70,329	46,345

Loss before income taxes from continuing operations	(76,620)	(2,660)
Provision for income taxes	(22,190)	(1,857)

Net loss from continuing operations	(54,430)	(803)
Loss from discontinued operations, net of $11,540 income tax benefit	—	(17,227)

Net loss	$(54,430)	$(18,030)

Loss per share from continuing operations: — Note 12
Basic	$(1.85)	$(0.04)

Diluted	$(1.85)	$(0.05)

Loss per share: — Note 12
Basic	$(1.85)	$(0.63)

Diluted	$(1.85)	$(0.64)

Dividends per share	$—	$0.12

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Nine Months Ended September 30,
	2008	2007
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$322,030	$369,727
Loans held for sale	2,817	6,663
Residual interests	629	817
Investment securities	6,341	7,757
Federal funds sold	678	602

Total interest income	332,495	385,566

Interest expense:
Deposits	79,820	103,178
Other borrowings	18,825	22,054
Collateralized debt	47,123	51,491
Other long-term debt	12,199	11,726

Total interest expense	157,967	188,449

Net interest income	174,528	197,117
Provision for loan and lease losses — Note 5	260,384	71,155

Net interest (expense) income after provision for loan and lease losses	(85,856)	125,962
Other income:
Loan servicing fees	8,424	15,443
Amortization and impairment of servicing assets — Note 6	(4,027)	(9,924)
Gain from sales of loans and loans held for sale	10,169	690
Trading (losses) gains	(3,156)	868
Derivative losses, net	(1,449)	(10,014)
Other than temporary impaiment — Note 2	(22,320)	—
Other	17,948	18,736

	5,589	15,799

Other expense:
Salaries	65,501	73,688
Pension and other employee benefits	19,768	20,912
Office expense	6,399	7,002
Premises and equipment	26,803	16,468
Marketing and development	3,292	3,931
Professional fees	9,607	6,853
Other	34,910	16,839

	166,280	145,693

Loss before income taxes from continuing operations	(246,547)	(3,932)
Provision for income taxes	(63,220)	(2,507)

Loss from continuing operations	(183,327)	(1,425)
Loss from discontinued operations, net of $18,250 income tax benefit	—	(27,123)

Net loss	$(183,327)	$(28,548)

Loss per share from continuing operations: — Note 12
Basic	$(6.25)	$(0.08)

Diluted	$(6.25)	$(0.11)

Loss per share: — Note 12
Basic	$(6.25)	$(1.01)

Diluted	$(6.25)	$(1.03)

Dividends per share	$—	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Nine Months Ended September 30, 2008, and 2007

			Accumulated Other Comprehensive Income
						Defined	Additional			Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2008	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$2,557	$116,542	$(12,796)	$14,441
Net loss	(183,327)	(183,327)
Unrealized gain on investment securities net of $663 tax liability	995			995
Unrealized loss on derivatives net of $206 tax benefit	(310)				(310)
Foreign currency adjustment	(3,329)		(3,329)

Other comprehensive loss	(2,644)

Total comprehensive loss	(185,971)
Stock compensation expense	1,851						1,851
Subsidiary stock purchase	(2,313)						(2,313)
Stock:
Purchase of 6,102 shares	(92)								(92)
Sales of 166,706 shares	774	(319)					(2,095)	125	3,063

Balance at September 30, 2008	$273,549	$153,878	$5,829	$(450)	$(1,886)	$(5,105)	$—	$116,667	$(9,825)	$14,441

Balance at January 1, 2007	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$1,583	$116,192	$(3,262)	$14,518
Net loss	(28,548)	(28,548)
Unrealized loss on investment securities net of $300 tax benefit	(450)			(450)
Unrealized loss on derivatives net of $318 tax benefit	(477)				(477)
Foreign currency adjustment	6,623		6,623

Other comprehensive income	5,696

Total comprehensive loss	(22,852)
Cash dividends — common stock	(10,543)	(10,543)
Cash dividends — preferred stock	(1,004)	(1,004)
FAS 156 adoption	1,743	1,743
Tax benefit on stock option exercises	91						91
Stock compensation expense	1,296						1,296
Stock issuance costs	(77)									(77)
Stock:
Purchase of 671,186 shares	(12,781)								(12,781)
Sales of 117,715 shares	2,421						(198)	100	2,519

Balance at September 30, 2007	$488,796	$367,483	$9,507	$(794)	$(507)	$(6,874)	$2,772	$116,292	$(13,524)	$14,441

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Nine Months ended September 30,
	2008	2007
	(Dollars in thousands)
Loss from continuing operations	$(183,327)	$(1,425)
Loss from discontinued operations	—	(27,123)

Net loss	(183,327)	(28,548)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	9,657	7,742
Other than temporary impairment	22,320	—
Amortization and impairment of servicing assets	4,027	10,174
Valuation allowance on deferred taxes	32,700	—
Provision for loan and lease losses	260,384	71,155
(Loss) gain from sales of loans held for sale	(18,200)	11,279
Originations and purchases of loans held for sale	(218,142)	(497,707)
Proceeds from sales and repayments of loans held for sale	633,116	622,568
Net decrease in residuals	3,668	132
Net decrease in accounts receivable	5,102	163,494
Other, net	(116,068)	(64,945)

Net cash provided by operating activities	435,237	295,344

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	3,153	2,438
Available-for-sale	2,973	2,818
Purchase of investment securities:
Held-to-maturity	(3,286)	(2,167)
Available-for-sale	(513)	(17,316)
Net decrease in interest-bearing deposits	4,822	20,265
Net decrease (increase) in loans, excluding sales	437,489	(337,626)
Other, net	(1,422)	(7,739)

Net cash provided (used) by investing activities	443,216	(339,327)

Financing activities:
Net decrease in deposits	(159,617)	(48,445)
Net decrease in short-term borrowings	(275,767)	(63,170)
Proceeds from issuance of collateralized debt	218,051	364,579
Repayments of collateralized debt	(486,571)	(249,514)
Repayments of long term debt	(5)	(11)
Subsidiary stock purchase	(2,313)	—
Purchase of treasury stock for employee benefit plans	(92)	(12,781)
Proceeds from sale of stock for employee benefit plans	774	2,512
Dividends paid	—	(11,547)

Net cash used by financing activities	(705,540)	(18,377)

Effect of exchange rate changes on cash	(710)	2,268

Net increase (decrease) in cash and cash equivalents	172,203	(60,092)
Cash and cash equivalents at beginning of period	78,212	145,765

Cash and cash equivalents at end of period	$250,415	$85,673

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$147,448	$187,623

Income taxes paid	$4,266	$12,001

Noncash transactions:
Adoption of FAS 156	$—	$2,905

Other real estate owned	$14,327	$12,729

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Accounting Policies, Management Judgments and Accounting Estimates
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.). We are engaged in commercial banking, commercial finance and home equity lending. We have exited the mortgage banking segment, maintaining a limited staff to manage our residual liabilities and responsibilities from past activities. In July, 2008, we sold the majority of the leases associated with our small ticket equipment leasing portion of our commercial finance line of business and sold or closed down the associated platforms, retaining the franchise finance portion of this line of business.
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
     On January 1, 2008, we adopted SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This statement permits entities to choose to measure certain financial instruments at fair value. Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. During the third quarter of 2008, we entered into a secured financing transaction with respect to certain home equity loans. We elected to measure the $91 million of collateralized debt associated with this transaction at fair value in accordance with SFAS 159. See Note 11 to the Consolidated Financial Statements for further detail.
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

Note 2 — Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$14,443	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	926	717

Total held-to-maturity	18,690	18,123

Available-for-Sale:
Mortgage-backed securities	22,912	45,499
Other	13,228	14,185

Total available-for-sale	36,140	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$117,418	$140,395

     At September 30, 2008, we held four mortgage-backed securities that were issued by entities other than government-sponsored enterprises and backed by first mortgage liens. These securities have an estimated fair value of $5 million at September 30, 2008. While interest payments on these securities continue to be current, the decline in fair value related to these securities is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment charges of $2 million and $22 million, respectively, during the three and nine month periods ended September 30, 2008.
Note 3 — Loans and Leases Held for Sale
     We had loans and leases held for sale of $44 million at September 30, 2008 compared to $6 million at December 31, 2007. During the third quarter we sold $0.3 billion of small ticket leases that were classified as held for sale at June 30, 2008.
Note 4 — Loans and Leases
Loans and leases are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$1,972,507	$2,099,451
Real estate-construction & land development	512,971	586,037
Real estate-mortgage	1,517,294	1,691,450
Consumer	26,608	32,232
Commercial financing
Franchise financing	904,666	925,741
Domestic leasing	12,506	306,301
Foreign leasing	—	462,036
Unearned income
Franchise financing	(293,677)	(306,681)
Domestic leasing	(1,369)	(42,723)
Foreign leasing	—	(57,614)

Total	$4,651,506	$5,696,230

     Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Franchise related loans, real estate loans, and direct financing leases are extended throughout the United States.
     At September 30, 2008, mortgage loans with a carrying value of $1.2 billion were pledged as collateral for bonds payable to investors (See Note 9).
     Federal Home Loan Bank of Indianapolis (FHLBI) borrowings are collateralized by $1.3 billion in loans at September 30, 2008.
Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$215,714	$92,140	$144,855	$74,468
Provision for loan and lease losses	58,033	28,493	260,384	71,155
Charge-offs	(42,865)	(18,782)	(176,595)	(48,619)
Recoveries	1,318	2,555	4,325	7,881
Reduction due to reclassification and sales of loans	(449)	(210)	(1,087)	(1,006)
Foreign currency adjustment	51	247	(80)	564

Balance at end of period	$231,802	$104,443	$231,802	$104,443

Nonperforming loans and leases are summarized below:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more	$622	$857
Nonaccrual loans and leases	178,779	75,453

Total nonperforming loans and leases	$179,401	$76,310

Note 6 — Servicing Assets
     Changes in our fair value servicing assets are shown below:

	September 30,	December 31,
	2008	2007
	And the Nine Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Beginning balance	$19,724	$27,725
Gain from initial adoption of SFAS 156	—	2,905
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	490	(1,589)
Other changes in fair value (2)	(3,640)	(9,317)

Balance at the end of the period	$16,574	$19,724

(1)	Principally reflects changes in discount rates and prepayment spread assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.

Changes in our amortizing servicing assets are shown below:

	September 30,	December 31,
	2008	2007
	And the Nine Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Beginning balance	$3,510	$31,949
Initial adoption of SFAS 156	—	(27,725)
Additions	796	530
Sales	—	(5)
Amortization	(885)	(1,199)
Recovery (impairment)	8	(40)

Balance at the end of the period	$3,429	$3,510

We have established a valuation allowance to record amortizing servicing assets at their lower of cost or market value. Changes in the allowance are summarized below:

	September 30,	December 31,
	2008	2007
	And the Nine Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Balance at beginning of year	$191	$483
Transfer of assets from amortizing to fair value	—	(332)
(Recovery) impairment	(8)	40

Balance at the end of the period	$183	$191

Note 7 — Income Taxes
     A reconciliation of income tax benefit to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Income taxes computed at the statutory rate	$(26,817)	$(930)	$(86,292)	$(1,376)
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(23)	(29)	(81)	(88)
Nontaxable income from bank owned life insurance	(57)	(216)	(407)	(487)
State tax, net of federal benefit	(2,546)	(133)	(8,450)	(197)
Foreign operations	83	(8)	127	(75)
Reserve adjustment (1)	(127)	(382)	219	184
Federal tax credits	(602)	(264)	(1,323)	(793)
Other items — net	99	105	287	325
Valuation allowance (2)	7,800	—	32,700	—

	$(22,190)	$(1,857)	$(63,220)	$(2,507)

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.

(2)	During the nine month period ended September 30, 2008, we recorded a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized.
Note 8 — Other Borrowings
     Other borrowings are summarized as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$526,657	$574,424
Federal funds	—	228,000
Total	$526,657	$802,424

Weighted average interest rate	3.70%	5.20%

     Federal Home Loan Bank of Indianapolis borrowings (FHLBI) are collateralized by $1.3 billion of loans and loans held for sale at September 30, 2008.
     In addition, we have an unused credit line available from the FHLBI of $0.3 billion to fund loans. The interest rate on this line of credit is 2.3% at September 30, 2008.
Note 9 — Collateralized Debt
     We pledged loans and leases in transactions structured as secured financings at our home equity lending and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and the loans and leases being retained on the balance sheet. The notes associated with these transactions are collateralized by $1.2 billion in home equity loans and home equity lines of credit at September 30, 2008. This collateral balance on home equity loans and lines of credit increased by approximately $0.2 billion in the third quarter of 2008 due to a securitization transaction entered into during the quarter. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.
     In July, 2008, we sold the majority of our Canadian small-ticket leases removing approximately $0.3 billion of these assets from our balance sheet and the repaying $0.3 billion of collateralized debt. In addition, we added $91 million of collateralized debt at our home equity line of business in connection with the securitization transaction that closed during the third quarter. We elected to measure this debt at fair value in accordance with SFAS 159. See Note 11 for further detail.

     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	September 30,	September 30,	December 31,
	Maturity	2008	2008	2007
			(Dollars in thousands)
Commercial finance line of business
Canadian asset backed notes:
Note 1			$—	$46,183
Note 2			—	192,103
Note 3			—	4,120

Home equity line of business
2004-1 variable rate asset backed notes:	12/2024-12/2034	3.1	53,570	58,508
2005-1 variable and fixed rate asset backed notes:	6/2025-6/2035	4.9	124,474	145,805
2006-1 variable and fixed rate asset backed notes:	9/2035	5.1	145,076	165,115
2006-2 variable and fixed rate asset backed notes:	2/2036	4.9	161,369	184,313
2006-3 variable and fixed rate asset backed notes:	1/2037-9/2037	4.5	147,127	168,324
2007-1 variable and fixed rate asset backed notes:	8/2037	4.3	223,735	248,668
2008-1 variable and fixed rate asset backed notes:	9/2048	7.3	7,594	—
2008-2 fixed rate asset backed notes:	9/2048	19.0	74,872	—
2008-3 fixed rate asset backed notes:	9/2048	19.4	8,452	0

Total			$946,269	$1,213,139

Note 10 — Employee Retirement Plans
     Below are components of net periodic cost of the Pension and Supplemental Executive Retirement Plan (SERP) benefits:
     Employee Pension Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$1,167	$1,014	$3,501	$3,040
Interest cost	683	606	2,048	1,819
Expected return on plan assets	(657)	(627)	(1,971)	(1,880)
Amortization of prior service cost	9	9	28	28
Amortization of actuarial loss	71	136	213	409

Net periodic benefit cost	$1,273	$1,138	$3,819	$3,416

     Supplemental Executive Retirement Plan:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Service cost	$22	$58	$65	$175
Interest cost	81	101	243	302
Amortization of transition obligation	3	3	8	8
Amortization of prior service cost	—	—	1	1
Amortization of actuarial loss	—	20	—	59

Net periodic benefit cost	$106	$182	$317	$545

     As of September 30, 2008, we have not made any cash contributions to our pension plan in the current year and no cash contribution is required to this plan in the remainder of 2008 to maintain its funding status due to credit balances. We do anticipate making cash contributions to the plan in 2009.
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
     Effective January 1, 2008, we adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. During the third quarter of 2008, we entered into a secured financing transacting with respect to certain home equity loans. We elected to measure the $91 million of collateralized debt associated with this transaction at fair value in accordance with SFAS 159.
     This collateralized debt is principally in the form of asset-backed securities collateralized by the underlying second lien mortgage loans held for investment. Due to the nature of the underlying collateral and current market conditions, observable prices for these or similar instruments are typically not available in active markets. As a result, we valued this debt using valuation models (discounted cash flows) that utilize significant internal inputs. These inputs include such market observable inputs such as prepayment speeds, credit losses, and discount rates. Fair value option collateralized debt is classified as Level 3 (see definition below) as a result of the reliance on significant assumptions and estimates for model inputs. Given the reduced liquidity in the financial markets, the value of the collateralized debt could be volatile.
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

     This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at September 30, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2008
Assets
Residual interests	$—	$—	$9,008	$9,008
Investment securities — available-for-sale	—	21,267	14,873	36,140
Servicing assets	—	—	16,574	16,574

Total assets	$—	$21,267	$40,455	$61,722

Liabilities
Collateralized debt	$—	$—	$90,918	$90,918
Derivatives	—	4,315	—	4,315

Total liabilities	$—	$4,315	$90,918	$95,233

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
     The following table presents the changes in the Level 3 fair value category for the nine months ended September 30, 2008.

		Net realized/unrealized	Purchases,
		gain(losses) included in	issuances and		Unrealized gains (losses)
	January 1, 2008	earnings (1) (2)	settlements	September 30, 2008	still held (3)
		(Dollars in thousands)
Assets
Residual interests	$12,047	$(3,077)	$38	$9,008	$(3,077)
Investment securities — available-for-sale	37,682	(22,748)	(61)	14,873	(22,748)
Servicing assets	19,724	(3,150)	—	16,574	—

Total assets	$69,453	$(28,975)	$38	$40,455	$(28,975)

Liabilities
Collateralized borrowings	$—	$278	$90,640	$90,918	$278

Total liabilities	$—	$278	$90,640	$90,918	$278

(1)	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

(2)	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

(3)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at September 30, 2008

     The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at September 30, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
September 30, 2008
Assets
Loans held for investment (1)	$—	$—	$98,822	$98,822
Loans and leases held for sale(2)	—	—	43,643	43,643
Mortage servicing assets (3)	—	—	3,429	3,429

Total assets	$—	$—	$145,894	$145,894

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

(3)	Represents the carrying value of mortgage servicing assets which are valued at lower of cost or market. Market value is determined based upon observed pricing on similar, market-traded servicing rights or discounted cash flow models
Note 12 — Loss Per Share
     Loss per share calculations are summarized as follows:

	Three Months ended September 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:	$(54,430)	$—	$(54,430)	$—	$(54,430)

Shares			29,378	—	29,378

Per-share amount			$(1.85)	$—	$(1.85)

	Three Months ended September 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Income (Loss)	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(803)	$(326)	$(1,129)	$(279)	$(1,408)
From Discontinued Operations	(17,227)	—	(17,227)	—	(17,227)

Total Net Loss for All Operations	$(18,030)	$(326)	(18,356)	(279)	(18,635)

Shares			29,191	—	29,191

Per-share from Continuing Operations			$(0.04)	$(0.01)	$(0.05)

Per-Share amount for all Operations			$(0.63)	$(0.01)	$(0.64)

	Nine Months ended September 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:	$(183,327)	$—	$(183,327)	$—	$(183,327)

Shares			29,314	—	29,314

Per-share amount			$(6.25)	$—	$(6.25)

	Nine Months ended September 30, 2007
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss available to common shareholders:
From Continuing Operations	$(1,425)	$(1,004)	$(2,429)	$(683)	$(3,112)
From Discontinued Operations	(27,123)	—	(27,123)	—	(27,123)

Total Net Loss for All Operations	$(28,548)	$(1,004)	(29,552)	(683)	(30,235)

Shares			29,390	—	29,390

Per-share from Continuing Operations			$(0.08)	$(0.03)	$(0.11)

Per-share amount for All Operations			$(1.01)	$(0.02)	$(1.03)

     At September 30, 2008 and 2007, there were 2.6 million and 2.3 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because of our net loss position and because they had exercise prices above the stock price as of the respective dates.
Note 13 — Industry Segment Information
     We have three principal business segments that provide a broad range of banking products and services, including commercial banking, commercial finance, and home equity lending. In the third quarter, we substantially exited two channels within our commercial finance segment (small ticket equipment leasing in the US and Canada), retaining only our franchise finance channel within this segment. Our other segment primarily includes the parent company, unsold portions of businesses in which we no longer engage, and eliminations. The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.”
     In the table below, the conforming, conventional mortgage banking line of business is shown in the table below as “Discontinued Operations” for 2007. Due to its diminishing significance, in 2008 this former segment is reported in “Parent and Other.”

Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

	Commercial	Commercial	Home Equity	Parent and
	Banking	Finance	Lending	Other	Consolidated
			(Dollars in thousands)
For the Three Months Ended September 30, 2008
Net interest income	$29,300	$18,764	$18,295	$(18,141)	$48,218
Intersegment interest	(3,522)	(9,546)	(3,608)	16,676	—
Provision for loan and leases losses	(29,400)	(1,694)	(26,940)	1	(58,033)
Other revenues	4,414	3,134	539	(4,563)	3,524
Intersegment revenues	—	—	—	—	—

Total net revenues	792	10,658	(11,714)	(6,027)	(6,291)
Other expense	25,496	13,926	26,891	4,016	70,329
Intersegment expenses	1,129	376	652	(2,157)	—

Loss before taxes	(25,833)	(3,644)	(39,257)	(7,886)	(76,620)
Provision for taxes	(10,728)	(1,465)	(15,698)	5,701	(22,190)

Net loss	$(15,105)	$(2,179)	$(23,559)	$(13,587)	$(54,430)

					Consolidated
	Commercial	Commercial	Home Equity	Parent and	Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Three Months Ended September 30, 2007
Net interest income	$30,918	$23,779	$28,280	$(17,831)	$65,146	$(550)	$64,596
Intersegment interest	(929)	(10,521)	(4,875)	16,325	—	—	—
Provision for loan and leases losses	(3,100)	(2,860)	(22,533)	—	(28,493)	—	(28,493)
Other revenues	4,099	3,480	2,150	(2,697)	7,032	(4,577)	2,455
Intersegment revenues	—	—	1,058	(1,058)	—	—	—

Total net revenues	30,988	13,878	4,080	(5,261)	43,685	(5,127)	38,558
Other expense	22,650	7,199	16,968	(472)	46,345	23,640	69,985
Intersegment expenses	932	400	670	(2,002)	—	—	—

Income (loss) before taxes	7,406	6,279	(13,558)	(2,787)	(2,660)	(28,767)	(31,427)
Provision for taxes	2,697	2,471	(5,420)	(1,605)	(1,857)	(11,540)	(13,397)

Net income (loss)	$4,709	$3,808	$(8,138)	$(1,182)	$(803)	$(17,227)	$(18,029)

	Commercial	Commercial	Home Equity	Parent and
	Banking	Finance	Lending	Other	Consolidated
	(Dollars in thousands)
For the Nine Months Ended September 30, 2008
Net interest income	$90,439	$69,551	$72,355	$(57,817)	$174,528
Intersegment interest	(9,917)	(32,929)	(12,677)	55,523	—
Provision for loan and leases losses	(60,461)	(54,551)	(145,371)	(1)	(260,384)
Other revenue	13,482	12,248	958	(21,099)	5,589
Intersegment revenues	—	—	76	(76)	—

Total net revenues	33,543	(5,681)	(84,659)	(23,470)	(80,267)
Other expense	69,922	28,545	53,600	14,213	166,280
Intersegment expenses	3,279	1,281	1,864	(6,424)	—

Loss before taxes	(39,658)	(35,507)	(140,123)	(31,259)	(246,547)
Provision for taxes	(16,846)	(14,356)	(56,053)	24,035	(63,220)

Net loss	$(22,812)	$(21,151)	$(84,070)	$(55,294)	$(183,327)

Assets at September 30, 2008	$3,048,492	$687,926	$1,216,206	$306,800	$5,259,424

					Consolidated
	Commercial	Commercial	Home Equity	Parent and	Continuing	Discontinued
	Banking	Finance	Lending	Other	Operations	Operations	Consolidated
	(Dollars in thousands)
For the Nine Months Ended September 30, 2007
Net interest income	$90,551	$67,087	$90,670	$(51,191)	$197,117	$(1,766)	$195,351
Intersegment interest	(1,084)	(28,898)	(18,228)	48,210	—	—	—
Provision for loan and leases losses	(8,541)	(9,392)	(53,222)	—	(71,155)	—	(71,155)
Other revenue	12,234	9,218	(851)	(4,802)	15,799	(12,037)	3,762
Intersegment revenues	—	—	2,024	(2,024)	—	—	—

Total net revenues	93,160	38,015	20,393	(9,807)	141,761	(13,803)	127,958
Other expense	68,097	21,458	52,121	4,017	145,693	31,570	177,263
Intersegment expenses	2,700	1,209	1,966	(5,875)	—	—	—

Income (loss) before taxes	22,363	15,348	(33,694)	(7,949)	(3,932)	(45,373)	(49,305)
Provision for taxes	8,149	6,013	(13,456)	(3,213)	(2,507)	(18,250)	(20,757)

Net income (loss)	$14,214	$9,335	$(20,238)	$(4,736)	$(1,425)	$(27,123)	$(28,548)

Assets at September 30, 2007	$3,131,124	$1,251,874	$1,561,817	$217,033			$6,161,848

Note 14 — Commitments and Contingencies
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
     At a status conference on September 30, 2008, the court indicated its intention to enter a case management order allowing discovery to commence in Chatfield and Ransom. On or about October 24, 2008, the parties agreed in principle to settle Chatfield and Ransom for nonmaterial amounts.
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
Homer v. Sharp
     This lawsuit was filed by a mother and children on or about May 6, 2008 in the Circuit Court for Baltimore City, Maryland, against various defendants, including Irwin Mortgage Corporation and a former Irwin Mortgage employee, for injuries from exposure to lead-based paint. Irwin Mortgage and its former employee are the subject of three counts each of the 40-count complaint, which alleges, among other things, negligence and violations of the Maryland Lead Poisoning Prevention Act, unfair and deceptive trade practices in violation of the Maryland Consumer Protection Act, loss of an infant’s services, incursion of medical expenses, and emotional distress and mental anguish. Plaintiffs seek damages of $5 million on each count. The counts against Irwin Mortgage and the former employee allege involvement with one of six properties named in the complaint. This case is in the early stages and we are unable at this time to form a reasonable estimate of the amount of potential loss, if any, that Irwin Mortgage could suffer. We have not established any reserves for this litigation.
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
Note 15 — Regulatory Matters
     On October 10, 2008, we entered into a written agreement with the Federal Reserve Bank of Chicago (FRBC) and the Indiana Department of Financial Institutions (DFI) and a separate one with the Office of Thrift Supervision. In the current environment of uncertainty in the banking and financial industry, the agreements outline a number of steps that have been agreed upon among the parties, including submission of plans regarding revised business strategies, liquidity and funds management, and capital levels; improvements in credit administration, accounting, and Board oversight; an assessment of and specific additions to management; and certain restrictions applicable only to its savings bank, which holds about 15% of the Corporation’s assets. The agreement with the FRBC and DFI restrict the Corporation and IUBT from declaring or paying any dividend, making any distributions of interest or principal on subordinated debentures or trust preferred securities, or incurring, increasing, or guaranteeing any debt or repurchasing stock without prior regulatory approval. See further discussion of this agreement in the Supervision and Regulation section of this document.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Strategy
     The Corporation is in the middle of a strategic restructuring to refocus on serving small businesses and the communities in which it operates. Raising capital is an important part of the Corporation’s restructuring plan, which the Corporation believes will strengthen its capital and position it to return to profitability. The Corporation has chosen to enhance its capital through a rights offering to existing shareholders and a possible exchange of trust preferred securities for common stock. In connection with the rights offering, the Corporation entered into agreements with accredited investors to provide standby commitments to purchase common shares that are not purchased by holders of subscription rights, and the Corporation has received standby commitments to date for $37 million.
     A registration statement relating to the rights offering has been filed with the Securities and Exchange Commission but has not yet become effective. These securities may not be sold nor may offers to buy be accepted prior to the time the registration statement becomes effective. The rights offer remains subject to the registration statement being approved by the Securities and Exchange Commission. The rights offering will be made only by means of a prospectus which will contain the specific terms of the transaction and which will be provided to Irwin shareholders at the commencement of the offer. In addition, this Report on Form 10-Q is not an offer or the solicitation of an offer to exchange the Corporation’s trust preferred securities. Any such offers will only be made by registration under federal and state securities laws, or pursuant to an applicable exemption from registration thereunder.
     On May 7, the Corporation announced that our Board of Directors was seeking alternatives to achieve our strategic refocusing objectives and resolve our home equity loan exposure. We closed on a securitization with financing treatment of approximately $268 million of home equity whole loans in July. We also signed an agreement to sell the residuals underlying $1 billion of previously securitized home equity loans and the associated $0.9 billion of debt, which would have removed both from our balance sheet. The agreement was subject to third party approvals which were not received by the purchaser by the agreed upon date. Therefore, as previously announced, the residual sale transactions were rescinded in September. It is still our aim to complete a withdrawal from the national mortgage business (outside of the local communities we serve through our bank branches) that was begun in 2006 with the sale of Irwin Mortgage Corporation. We have limited our exposure to future home equity credit losses through securitization activities. Against our $1.28 billion loan portfolio, we have non-recourse collateralized debt of $0.95 billion and an allowance for loan loss reserve of $0.15 billion. Although we will continue making mortgage credit available in our bank branch communities, we have ceased all originations in our national mortgage lines of business, maintaining only servicing platforms to manage our remaining portfolios in run-off mode.
     As part of the Board of Director’s strategic review, we also concluded that we should exit the small ticket equipment leasing portions of our commercial finance line of business. Sales of the portfolios in both the U.S. and Canada and the platform in Canada were completed in the third quarter of 2008. We had concluded that small ticket equipment leasing was no longer a strategic fit for our company because of their reliance on sources of funding, such as securitizations and structured finance, that are no longer available in a reliable and cost effective manner due to changes in the capital markets.
     Going forward, our strategy is to focus on our roots as a small business lender and local community bank, building on our 137-year history. We will have two segments: commercial banking and franchise finance, down from four segments as recently as two years ago.
     We seek to create competitive advantage within the banking industry by serving small businesses with lending, leasing, deposit, and advisory services, as well as consumers in the neighborhoods surrounding our bank branches. We intend to fund these activities primarily through deposits gathered through our 35 bank branches.
     In our commercial banking segment, we provide a full line of banking services to small businesses and consumers in the communities and neighborhoods served by our bank branch locations. Through this approach, we provide the small businesses that are the backbone of economic growth in our communities with the advice, credit, and other banking products that meet their needs and help them to grow, which large national banks are often unable to do in a flexible manner. Our franchise finance segment also focuses on small businesses — the owners and operators of the leading quick service and casual dining restaurant concepts in the U.S.
     While having much in common in terms of competitive positioning and credit culture, these two segments allow us to diversify our revenues, credit risk, and application of capital across borrower types and across geographic regions as a key part of our risk management.

Reducing our company to two operating segments from four will allow us to simplify our management structure, reduce overhead, and improve our cost structure. We are in the process of identifying areas in which we can coordinate and consolidate non-customer facing operations between these two segments. Our Board of Directors formed a committee to undertake a review of our management structure with the help of an independent consultant. Prior to the engagement of this consultant, we had centralized certain risk management functions, information technologies, procurement, transactional accounting, human resources, and legal functions to enhance senior management and Board oversight and reduce operational costs.
     We have long held that strategy needs to evolve in response to changes in environmental conditions. Our former strategy was not producing acceptable results in the current environment of severe stress in housing and related markets and disruptions in the capital markets. We have therefore taken steps to change our strategy to fit the environment in which we operate today and will operate in the future. We believe these changes — returning to our roots of focusing on banking for small businesses and the local communities in which we have branches — will position us to contribute to the economies of our communities by providing the highest quality service to individuals and small businesses by continuing to be an important provider of credit to consumer and small business customers.
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
Consolidated Overview

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss from continuing operations (in thousands)	$(54,430)	$(803)	$(183,327)	$(1,425)
Basic loss per share from continuing operations	(1.85)	(0.04)	(6.25)	(0.08)
Diluted loss per share from continuing operations	(1.85)	(0.05)	(6.25)	(0.11)
Return on average equity from continuing operations	(74.8)%	(0.6)%	(64.1)%	(0.4)%
Return on average assets from continuing operations	(4.0)%	(0.1)%	(4.2)%	0.0%
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
     In our second quarter of 2008 10-Q, we estimated that we would record exit costs in the third quarter of 2008 associated with our sale of the small ticket leasing assets of approximately $10 million pretax and exit costs associated with the sale of home equity residuals of approximately $105 million. The small ticket assets sales were consummated in the third quarter. Actual exit costs, including investment banker fees, recorded in the third quarter totaled $14 million, with another $1 million anticipated in the fourth quarter. The sale of the home equity residual was rescinded in the third quarter due to the purchaser’s failure to obtain third party consents by the agreed upon date. As a result, the approximately $1.0 billion of home equity assets and $0.9 billion of debt which the residuals underlie remained on our balance sheet at September 30 and we did not incur the home equity exit costs as anticipated. We continue to explore alternatives for selling these residual assets or changing the terms of the securitization to achieve mark to market accounting for the residual asset. If we are able to sell them or mark them to market at a future date, our current estimate of costs associated with this sale are $65 million and to remove the associated assets and debt from our balance sheet.
     Due to the unprecedented levels of uncertainty in the financial markets and economy at present, forecasting earnings in the current environment is particularly difficult. At present, we expect our commercial banking and franchise finance segments to be profitable in

2009. Whether the Corporation as a whole will be profitable next year depends primarily on the timing and size of charges related to our reduction in exposure and eventual exit from the home equity business.
Consolidated Income Statement Analysis
Net Income from Continuing Operations
     We recorded a loss of $54 million for the three months ended September 30, 2008, compared to a net loss from continuing operations of $0.8 million for the three months ended September 30, 2007. Net loss per share (diluted) was $1.85 for the quarter ended September 30, 2008, compared to $0.05 loss per share in the third quarter of 2007. For the year to date, we recorded a net loss of $183 million or $6.25 loss per diluted share compared to a net loss from continuing operations of $1.4 million or $0.11 loss per share in 2007. The current period and year-to-date losses reflect our restructuring activities, including asset sales as well as significant provisions in excess of realized losses in our home equity and commercial banking portfolios.
Net Interest Income from Continuing Operations
     Net interest income for the nine months ended September 30, 2008 totaled $175 million, down 11% from the net interest income from continuing operations of $197 million for the same period in 2007. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the nine months ended September 30, 2008 was 4.16%, down compared to 4.53% for the same period in 2007.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Nine Months Ended September 30,
	2008			2007
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$33,290	$1,208	4.85%	$52,648	$2,093	5.32%
Federal funds sold	42,131	678	2.15%	19,667	602	4.09%
Residual interests	12,506	629	6.72%	10,196	817	10.71%
Investment securities	127,294	5,133	5.39%	137,989	5,664	5.49%
Loans held for sale	41,542	2,817	9.06%	124,528	6,677	7.17%
Loans and leases, net of unearned income (1)	5,350,332	322,030	8.04%	5,426,759	371,502	9.15%

Total interest earning assets	5,607,095	$332,495	7.92%	5,771,787	$387,355	8.97%
Noninterest-earning assets:
Cash and due from banks	82,220			72,880
Premises and equipment, net	37,292			39,092
Other assets	233,834			296,246
Less allowance for loan and lease losses	(161,494)			(87,384)

Total assets	$5,798,947			$6,092,621

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$306,611	$2,950	1.29%	$283,746	$4,890	2.30%
Money market savings	971,791	18,358	2.52%	1,160,416	38,954	4.49%
Regular savings	115,260	1,400	1.62%	124,113	2,064	2.22%
Time deposits	1,749,171	57,112	4.36%	1,497,477	57,270	5.11%
Other borrowings	562,206	18,825	4.47%	621,873	24,329	5.23%
Collateralized debt	1,098,642	47,123	5.73%	1,223,586	51,491	5.63%
Other long-term debt	233,869	12,199	6.97%	233,930	13,005	7.43%

Total interest-bearing liabilities	$5,037,550	$157,967	4.19%	$5,145,141	$192,003	4.99%
Noninterest-bearing liabilities:
Demand deposits	298,742			334,639
Other liabilities	80,724			98,946
Shareholders’ equity	381,931			513,895

Total liabilities and shareholders’ equity	$5,798,947			$6,092,621

Net interest income		$174,528			$195,352
Net interest income to average interest earning assets			4.16%			4.53%

Less: Net interest income from discontinued operations		—			(1,765)

Net interest income from continuing operations		$174,528			$197,117

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Provision for Loan and Lease Losses from Continuing Operations
     The consolidated provision for loan and lease losses for the three months ended September 30, 2008 was $58 million, compared to $28 million for the same period in 2007. Year to date, the provision for 2008 was $260 million, compared to $71 million for the same period in 2007. The increase in third quarter and year-to-date provision reflects continued deterioration in the portfolio due to softening in the economy. The year-to-date provision was also impacted by the sale of our small-ticket leasing portfolio in July at a discount to our carrying value. The discount to the carrying value at the time of transfer from loans held for investment to loans held for sale of $53 million was accounted for as a charge-off resulting in a related increase in the loan loss provision. More information on this subject is contained in the section on “Credit Risk.”
Noninterest Income from Continuing Operations
     Noninterest income during the three months ended September 30, 2008 totaled $4 million, compared to $7 million for the same period of 2007. This decrease in 2008 relates primarily to a fair value adjustment to our residual interest asset at our home equity line of business. Noninterest income of $6 million was recorded for the nine months ended September 30, 2008 compared to $16 million for the same period in 2007. The 2008 year-to-date decrease is a result of several factors. First, a $22 million other-than-temporary impairment (OTTI) charge was recorded during 2008 related to four mortgage-backed securities for which fair value has declined in 2008. Loan servicing fees declined $7 million in 2008 compared to 2007. Offsetting this were decreased derivative losses of $9 million and an improvement in our gain on sale of loans of $9 million during the year.
Noninterest Expense from Continuing Operations
     Noninterest expenses for the three and nine months ended September 30, 2008 totaled $70 million and $166 million, respectively, compared to $46 million and $146 million for the same periods in 2007. The increase in noninterest expense in 2008 is primarily attributable to costs associated with our sale of small-ticket leases and other restructuring initiatives. Additional commentary on the increases in noninterest expense is included in the line of business discussions later in this document.
Income Tax Provision
     Income tax benefit for the three months and nine months ended September 30, 2008 totaled $22 million and $63 million compared to tax benefit of $2 million and benefit of $3 million during the same periods in 2007. Our effective tax rate was 29% and 26%, respectively, during the three and nine months ended September 30, 2008. The lower effective rate in 2008 relates to an additional $8 million valuation allowance recorded at September 30, 2008 increasing our year to date allowance to $33 million. We believe the valuation allowance is sufficient to reduce the deferred tax asset to an amount that is likely to be realized.
Consolidated Balance Sheet Analysis
     Total assets at September 30, 2008 were $5.3 billion, down 15% from December 31, 2007. Average assets for the nine months ending September 30, 2008 were $5.8 billion, down 5% from the average assets for the year ended December 31, 2007. The majority of the decrease in assets relates to the sale of our small-ticket leasing assets in July of 2008.

Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$14,443	$13,970
Obligations of states and political subdivisions	3,321	3,436
Mortgage-backed securities	926	717

Total held-to-maturity	18,690	18,123

Available-for-Sale:
Mortgage-backed securities	22,912	45,499
Other	13,228	14,185

Total available-for-sale	36,140	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	62,588

Total investment securities	$117,418	$140,395

     At September 30, 2008, we held four private-label mortgage-backed securities that were estimated to have a fair market value of $5 million. These securities were issued by entities other than government-sponsored enterprises and backed by first mortgage liens. The decline in value of these securities is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment expense of $2 million and $22 million during the three and nine month periods ended September 30, 2008, respectively.
Loans and Leases Held For Sale
     Loans and leases held for sale totaled $44 million at September 30, 2008, an increase from a balance of $6 million at December 31, 2007. The majority of this balance relates to loans and leases at our commercial finance segment. During the quarter $0.3 billion of small ticket leases that were classified as held-for-sale as of June 30, 2008 were sold.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States. In July, 2008, we sold nearly all of our portfolio that had been originated in Canada. To a more limited extent, we also extend credit to consumers through mortgages, installment loans and revolving credit through our bank branches. The decrease in loans and leases relates primarily to the sale of our small ticket leases and run off in our home equity portfolios.

     Loans by major category for the periods presented were as follows:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial, financial and agricultural	$1,972,507	$2,099,451
Real estate-construction & land development	512,971	586,037
Real estate-mortgage	1,517,294	1,691,450
Consumer	26,608	32,232
Commercial financing
Franchise financing	904,666	925,741
Domestic leasing	12,506	306,301
Foreign leasing	—	462,036
Unearned income
Franchise financing	(293,677)	(306,681)
Domestic leasing	(1,369)	(42,723)
Foreign leasing	—	(57,614)

Total	$4,651,506	$5,696,230

Allowance for Loans and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Balance at beginning of period	$215,714	$92,140	$144,855	$74,468
Provision for loan and lease losses	58,033	28,493	260,384	71,155
Charge-offs	(42,865)	(18,782)	(176,595)	(48,619)
Recoveries	1,318	2,555	4,325	7,881
Reduction due to reclassification and sales of loans	(449)	(210)	(1,087)	(1,006)
Foreign currency adjustment	51	247	(80)	564

Balance at end of period	$231,802	$104,443	$231,802	$104,443

     The provision for loans and lease losses and charge-offs saw dramatic increases in 2008 related to the deterioration in our portfolio due to the softening in the overall economy. In addition, both the provision and charge-off accounts were impacted by the sale of the small-ticket leasing portfolio at a discount. See “Credit Risk” section for further discussion.
Deposits
     Year to date total deposits averaged $3.4 billion, relatively unchanged from deposits for the year 2007. Year to date demand deposits in 2008 averaged $0.3 billion, a 9% decrease from the average balance for the year 2007.
     Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At September 30, 2008, institutional broker-sourced deposits totaled $0.9 billion, a $0.2 billion increase from December 31, 2007.
Other Borrowings
     Year to date other borrowings during 2008 averaged $562 million compared to an average of $599 million for the year 2007. Other borrowings totaled $527 million at September 30, 2008, compared to $802 million at December 31, 2007. The decrease in other borrowings relates primarily to a $228 million decline in federal funds purchased at September 30, 2008 as compared to December 31, 2007.

     Federal Home Loan Bank borrowings averaged $507 million for the nine months ended September 30, 2008, with an average rate of 4.45% and the balance at September 30, 2008 was $527 million at an interest rate of 4.36%. The maximum outstanding during any month end during 2008 was $604 million. Federal Home Loan Bank borrowings averaged $478 million for the year ended December 31, 2007, with an average rate of 5.10%. The balance at December 31, 2007, which was also the maximum outstanding during any month end during 2007, was $574 million at an interest rate of 4.97%.
Collateralized and Other Long-Term Debt
     Collateralized debt totaled $0.9 billion at September 30, 2008, compared to $1.2 billion at December 31, 2007. The bulk of these borrowings resulted from securitization of portfolio loans at the home equity lending line of business that resulted in loans remaining as assets and debt being recorded on the balance sheet. The securitization debt represents match-term funding for these loans. In July, we sold our small-ticket leases and paid-down collateralized borrowings of $0.3 billion which were associated with these leases. In addition, we added $91 million of collateralized debt at our home equity line of business in connection with a securitization transaction that closed during the third quarter.
     Other long-term debt totaled $234 million at September 30, 2008 and December 31, 2007. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at September 30, 2008. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. As a result, trust preferred securities are not included on our balance sheet. Instead, the subordinated debentures held by the trusts are included on the balance sheet as “other long-term debt.”
Capital
     Shareholders’ equity averaged $382 million during the nine months ending September 30, 2008, down 24% compared to the average for the year 2007. Shareholders’ equity balance of $274 million at September 30, 2008 represented $8.82 per common share, compared to $15.22 per common share at December 31, 2007.
     At September 30, 2008, our total risk-adjusted capital ratio was 10.8%. At December 31, 2007, our total risk-adjusted capital ratio was 12.6%. This decrease from year end is largely the result of our net loss as well as $37 million of our deferred tax asset that is disallowed for regulatory capital purposes. Our equity to assets ratio at September 30, 2008 was 5.2% compared to 7.4% at December 31, 2007. Our average equity to assets ratio at September 30, 2008 was 5.4% compared to 8.3% at December 31, 2007. Our Tier 1 capital totaled $335 million as of September 30, 2008, or 6.8% of risk-weighted assets. Each of these capital ratios is below our long-term targets. As discussed under “Strategy” we are engaging in a restructuring to enhance our capital including a proposed rights offering and a possible exchange of certain trust preferred stock for common shares.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

			Minimum Regulatory
	Actual		“Well-Capitalized”
	Amount	Ratio	Standard
As of September 30, 2008	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$533,442	10.8%	10.0%
Irwin Union Bank and Trust	494,697	11.3	10.0
Irwin Union Bank, F.S.B.	68,897	12.4	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	334,674	6.8	6.0
Irwin Union Bank and Trust	407,608	9.3	6.0
Irwin Union Bank, F.S.B.	61,950	11.2	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	334,674	6.3	5.0
Irwin Union Bank and Trust	407,608	8.6	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	61,950	9.7	5.0

As of December 31, 2007

Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$779,360	12.8%	10.0%
Irwin Union Bank and Trust	692,370	12.7	10.0
Irwin Union Bank, F.S.B.	65,808	10.7	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	632,647	10.4	6.0
Irwin Union Bank and Trust	592,981	10.9	6.0
Irwin Union Bank, F.S.B.	60,339	9.8	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	632,647	10.4	5.0
Irwin Union Bank and Trust	592,981	10.7	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	60,339	9.3	5.0
     The written agreement we have entered into with the Office of Thrift Supervision requires Irwin Union Bank, F.S.B. to maintain a Tier 1 capital ratio of at least 9% and a Total Risk-Based Capital Ratio of at least 11%. Under applicable regulations, because the written agreement requires Irwin Union Bank, F.S.B. to maintain a specific capital level, it is classified as “adequately capitalized,” which is less than “well-capitalized,” even though Irwin Union Bank, F.S.B. holds a higher level of capital than the regulatory definition of “well-capitalized” and currently satisfies the capital requirements set forth in the written agreement. See further discussion in the “Supervision and Regulation” section of this document.
Cash Flow Analysis
     Our cash and cash equivalents increased $172 million during the nine months ending September 30, 2008, compared to a decrease of $60 million during the same period in 2007. Cash flows from operating activities provided $435 million in cash and cash equivalents in the nine months ended September 30, 2008 compared to the same period in 2007 when our operations provided $295 million in cash and cash equivalents.

Earning by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity Lending
     The following table summarizes our net income (loss) by line of business for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Net (loss) income:
Commercial Banking	$(15,105)	$4,709	$(22,812)	$14,214
Commercial Finance	(2,179)	3,808	(21,151)	9,335
Home Equity Lending	(23,559)	(8,138)	(84,070)	(20,238)
Other (including consolidating entries)	(13,587)	(1,182)	(55,294)	(4,736)

Net loss from continuing operations	(54,430)	(803)	(183,327)	(1,425)
Discontinued operations	—	(17,227)	—	(27,123)

Net loss	$(54,430)	$(18,030)	$(183,327)	$(28,548)

     Results of operations from each of these segments are discussed below.

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)

Selected Income Statement Data:
Interest income	$43,313	$58,729	$138,520	$175,984
Interest expense	(17,535)	(28,740)	(57,998)	(86,517)

Net interest income	25,778	29,989	80,522	89,467
Provision for loan and lease losses	(29,400)	(3,100)	(60,461)	(8,541)
Noninterest income	4,414	4,099	13,482	12,234

Total net revenue	792	30,988	33,543	93,160
Operating expense	(26,625)	(23,582)	(73,201)	(70,797)

(Loss) income before taxes	(25,833)	7,406	(39,658)	22,363
Income taxes	10,728	(2,697)	16,846	(8,149)

Net (loss) income	$(15,105)	$4,709	$(22,812)	$14,214

Performance Ratios:
Return on Average Equity	-27.22%	8.05%	-13.22%	8.14%

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$3,048,492	$3,093,764
Loans and leases	2,747,063	2,950,356
Allowance for loan and lease losses	(70,513)	(35,148)
Deposits	2,110,027	2,528,721
Shareholder’s equity	205,139	235,009
Daily Averages:
Assets	$3,021,139	$3,143,219
Loans and leases	2,891,215	2,902,994
Allowance for loan and lease losses	(44,587)	(26,984)
Deposits	2,493,590	2,753,615
Shareholder’s equity	230,477	234,068
Shareholder’s equity to assets	7.63%	7.45%
Overview
     Our commercial banking line of business focuses on providing credit, cash management and personal banking products primarily to small businesses and business owners through our branches in markets in the Midwest and West. We offer commercial banking services through our subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Portfolio Characteristics
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	September 30,			December 31,
	2008			2007
			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Yield	Outstanding	of Total	Yield
	(Dollars in thousands)
Indianapolis	$471,504	17.2%	6.2%	$539,008	18.3%	7.1%
Central and Western Michigan	409,223	14.9%	5.7	465,924	15.8	7.3
Southern Indiana	443,555	16.1%	6.4	463,597	15.7	6.7
Phoenix	454,410	16.5%	5.6	484,985	16.4	7.0
Las Vegas	186,451	6.8%	5.4	188,126	6.4	8.2
Sacramento	117,781	4.3%	5.7	120,149	4.1	7.7
Other	664,139	24.2%	5.7	688,567	23.3	7.4

Total	$2,747,063	100.0%	5.8%	$2,950,356	100.0%	7.3%

			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Yield	Deposits	of Total	Yield
Indianapolis	$235,490	13.8%	1.8%	$225,075	10.0%	3.5%
Central and Western Michigan	175,901	10.3%	1.9	195,818	8.7	2.6
Southern Indiana	679,468	39.9%	1.9	740,686	33.1	2.9
Phoenix	119,632	7.0%	2.3	175,617	7.8	3.4
Las Vegas	76,599	4.5%	1.6	429,693	19.2	3.7
Sacramento	42,084	2.5%	1.3	45,228	2.0	2.5
Other	373,968	22.0%	2.1	428,599	19.2	6.3

Total	$1,703,142	100.0%	1.9%	$2,240,716	100.0%	3.1%

Net Income
     Commercial banking net loss totaled $15 million during the third quarter of 2008 compared to net income of $5 million for the same period in 2007. Year-to-date net loss totaled $23 million in 2008 compared to net income of $14 million in 2007. The loss in the current period was primarily the result of a $26 million increase in loan loss provision compared to the same period in 2007.
Net Interest Income
     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Net interest income	$25,778	$29,989	$80,522	$89,467
Average interest earning assets	2,865,884	2,997,178	2,931,411	3,035,892
Net interest margin	3.58%	3.97%	3.67%	3.94%
     Net interest income was $26 million for the third quarter of 2008, a decrease of 14% over third quarter of 2007. Net interest income year to date in 2008 also decreased 10% over the same period in 2007. The 2008 decline in net interest income resulted primarily from lower interest rates and from a decrease in our commercial banking interest earning assets. Net interest margin for the three months ended September 30, 2008 was 3.58%, compared to 3.97% for the same period in 2007. Year-to-date net interest margin for 2008 was 3.67%, compared to 3.94% for 2007. The decline in 2008 margin reflects competitive conditions, unfavorable repricing of loans and deposits and increases in nonaccrual loans.

Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $60 million year to date during 2008, compared to a provision of $9 million during the same period in 2007. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, principally in our Western markets. See further discussion in the “Credit Quality” section later in the document. Realized losses (net charge-offs) in the commercial banking portfolio totaled $9 million during the third quarter of 2008, a $5 million sequential quarter decrease. These losses compared to quarterly provision for loan losses of $29 million during the third quarter. This difference in provision and charge-off resulted in increasing the ratio of allowance for loan and lease losses to loans and leases to 2.57 percent, as compared to 1.19 percent as of December 31, 2007.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Trust fees	$512	$566	$1,642	$1,680
Service charges on deposit accounts	1,137	1,019	3,410	2,814
Insurance commissions, fees and premiums	371	405	1,345	1,426
Gain from sales of loans	445	457	1,509	1,474
Loan servicing fees	337	351	1,008	1,100
Amortization of servicing assets	(230)	(268)	(838)	(836)
Brokerage fees	439	468	1,147	1,219
Other	1,403	1,101	4,259	3,357

Total noninterest income	$4,414	$4,099	$13,482	$12,234

     Noninterest income during the three and nine months ended September 30, 2008 increased 8% and 10%, respectively, over the same periods in 2007. This increase was due partly to higher service charges on deposit accounts, gain on sale of other real estate owned and interchange fee revenue.
Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$12,899	$13,048	$38,782	$40,318
Other expenses	13,726	10,534	34,419	30,479

Total operating expenses	$26,625	$23,582	$73,201	$70,797

Efficiency ratio	88.2%	69.2%	77.9%	69.6%
Number of employees at period end(1)			534	593

(1)	On a full time equivalent basis.
     Operating expenses for the three and nine months ended September 30, 2008 totaled $27 million and $73 million, respectively, an increase of 13% and 3% over the same periods in 2007. The increase was driven primarily by increased FDIC insurance premiums related to our regulatory ratings.
Balance Sheet
     Total assets at September 30, 2008 were $3.0 billion, down $45 million from December 31, 2007. Earning assets for the nine months ended September 30, 2008 averaged $2.9 billion, down $0.1 billion from the same period in 2007. Average core deposits for the third quarter of 2008 totaled $1.9 billion, a decrease of 10% over average core deposits in the second quarter 2008. During the third quarter, the liquidity generated through our sale of our small ticket leasing assets was utilized to exit a large deposit relationship we had in one of our western branches.
Credit Quality
     Several measures of our credit quality deteriorated during 2008, reflecting increased weakness in the regional economies in which we participate. Delinquencies of 30 days or more rose from 0.85% at December 31, 2007 to 1.13% at September 30, 2008. The allowance for loan losses to total loans increased to 2.57% at September 30, 2008, compared to 1.19% at December 31, 2007. Total nonperforming loans increased $102 million during 2008 versus year end 2007 and totaled $129 million or 4.69 percent of loans in this segment. Other real estate owned increased $5.4 million compared to the year-end 2007 balance. Approximately 45% of our nonperforming loans are related to construction and land development and have been affected by the deteriorating residential housing markets, particularly in the Western markets. We have undertaken an extensive review of each of these loans, including a collateral and guarantor review, and used these reviews to enhance our specific reserves. While nonperforming loans have increased 417% since yearend, our specific reserves on these loans have risen 459%. Specific reserves related to the nonperforming construction and land development loans totaled 26% of the principal balance of such loans. In total, charge-offs for the quarter were $9 million, up from $2 million a year earlier. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Nonperforming loans	$128,918	$27,001
Other real estate owned	12,294	6,895

Total nonperforming assets	$141,212	$33,896

Nonperforming assets to total assets	4.62%	1.09%
Allowance for loan losses	$70,513	$35,148
Allowance for loan losses to total loans	2.57%	1.19%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Provision for loan losses	$29,400	$3,100	$60,461	$8,541
Net charge-offs	9,105	2,118	25,097	8,197
Net charge-offs to average loans	1.28%	0.29%	1.16%	0.38%
     The following table shows the ratio of nonperforming loans to total loans by market for the periods indicated:

	September 30,	December 31,
	2008	2007
Markets
Indianapolis	3.06%	1.02%
Central and Western Michigan	2.57%	2.52%
Southern Indiana	0.49%	0.53%
Phoenix	11.80%	1.20%
Las Vegas	11.57%	0.01%
Sacramento	3.84%	4.15%
Other	3.32%	0.49%

Total	4.69%	1.15%

     For all of our significant nonperforming loans we undertake a specific review for risk of loss. In Phoenix, Las Vegas, and Sacramento, we have seen significant deterioration in our loan portfolios in 2008. This deterioration necessitated significant additions to our loan loss provision in the third quarter of 2008. In the case of Sacramento, Las Vegas and Phoenix where this deterioration has been most pronounced, the aggregation of our specific reserves totals 20% of nonperforming loans in these markets.

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business, including the small ticket leasing receivables sold in the third quarter, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$9,218	$13,258	$36,622	$38,189
Provision for loan and lease losses	(1,694)	(2,860)	(54,551)	(9,392)
Noninterest income	3,134	3,480	12,248	9,218

Total net revenue	10,658	13,878	(5,681)	38,015
Operating expense	(14,302)	(7,599)	(29,826)	(22,667)

(Loss) income before taxes	(3,644)	6,279	(35,507)	15,348
Income taxes	1,465	(2,471)	14,356	(6,013)

Net (loss) income	$(2,179)	$3,808	$(21,151)	$9,335

Selected Operating Data:
Total funding of loans and leases	$95,077	$185,478	$384,080	$488,831

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$687,926	$1,302,688
Loans and leases held for sale	40,495	—
Loans and leases	622,127	1,287,060
Allowance for loan and lease losses	(6,445)	(17,792)
Shareholder’s equity	94,142	119,574
Overview
     For most of this year, the Commerical Finance segment consisted of three channels: Canadian small ticket, US small ticket, and franchise finance. In late July 2008 we sold the majority of our small ticket portfolios in the commercial finance segment. We have ceased originating small ticket leases. The Canadian lease portfolio was sold for a modest premium. The domestic lease portfolio was sold at a discount of approximately 20% of the net receivable balance. In the third quarter, we recorded platform exit costs, including investment banker fees, related to our leasing operations of $14 million and we anticipate another $1 million in the fourth quarter. We have also decided to exit the professional practice financing channel and have transferred $34 million of related loans to held for sale.
     We continue to offer franchise finance products and services through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and its direct and indirect subsidiaries. We utilize a direct sales force to distribute our franchise finance products. In the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand.

Portfolio Characteristics
     The following table shows the geographic composition of our franchise finance loans and loans held for sale:

	September 30,	December 31,
	2008	2007
California	14.2%	12.9%
Texas	11.3	12.6
New York	8.7	8.7
New Jersey	8.7	7.0
All other states	57.1	58.8

Total	100.0%	100.0%

Total Portfolio	$645,471	$619,060
     The following table provides certain information about our franchise finance loans and loans held for sale at the dates shown.

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Franchise loans	$645,471	$619,060
Weighted average coupon	9.57%	9.38
Delinquency ratio	1.31	0.04
Net Income
     During the three months ended September 30, 2008, the commercial finance line of business recorded a net loss of $2 million, compared to income of $4 million for the same period in the prior year. Year to date, the commercial finance line of business had a net loss of $21 million compared to net income of $9 million for the same period in the prior year. The 2008 decrease in earnings relates primarily to the loss on the sale of the small-ticket leases in July and related platform exit costs.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Net interest income	$9,218	$13,258	$36,622	$38,189
Average interest earning assets	850,857	1,184,323	1,129,223	1,113,288
Net interest margin	4.31%	4.44%	4.33%	4.59%
     Net interest income was $9 million for the quarter ending September 30, 2008, a decrease of 30% over the same quarter in 2007. Year to date net interest income was $37 million, compared to $38 million in 2007. The decrease in net interest income resulted primarily from a decrease in our portfolio due to sales in the third quarter of our small-ticket leases. The total loan and lease portfolio was $0.7 billion at September 30, 2008, compared to $1.3 billion at December 31, 2007. This line of business originated $95 million and $384 million in loans and leases during the third quarter and year-to-date 2008, respectively, compared to $185 million and $489 million during the same periods of 2007.
     Net interest margin for this segment during the third quarter of 2008 was 4.31% compared to 4.44% in 2007 for the same period. Year-to-date margins declined to 4.33% in 2008 compared to 4.59% during the same period in 2007. The decrease in 2008 is due primarily to a higher concentration of lower yield franchise product.

Provision for Loan and Lease Losses
     The provision for loan and lease losses year to date increased to $55 million during the first nine months of 2008 compared to $9 million for the same period in 2007. The increased provisioning levels relate primarily to charge offs in the domestic small-ticket leasing operation in connection with the sale of this portfolio at a 20 percent discount.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Gain from sales of loans	$1,518	$1,768	$8,031	$4,805
Derivative losses, net	(903)	(51)	(1,662)	(325)
Other	2,519	1,763	5,879	4,738

Total noninterest income	$3,134	$3,480	$12,248	$9,218

     Noninterest income during the three months ended September 30, 2008 decreased 10% over the same period in 2007. Year to date, noninterest income was $12 million, compared to $9 million in the same period of 2007. Included in noninterest income were gains that totaled $1.5 million and $8.0 million for the three and nine months ended September 30, 2008, from sales of $48 million and $120 million in loans, respectively, compared to gains of $1.8 million and $4.8 million during the same periods in 2007.
Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)
Salaries and employee benefits	$4,685	$4,629	$14,252	$14,112
Other	9,617	2,970	15,574	8,555

Total operating expenses	$14,302	$7,599	$29,826	$22,667

Efficiency ratio	115.79%	45.40%	61.03%	47.81%
Number of employees at period end (1)			112	192

(1)	On a full time equivalent basis.
     Operating expenses during the third quarter and year to date during 2008 totaled $14 million and $30 million, respectively, an increase of 88% and an increase of 32% over the same periods in 2007. The increased expense relates primarily to transaction costs associated with the sale of our small-ticket leasing operation.
Credit Quality
     The commercial finance line of business had nonperforming loans and leases at September 30, 2008 of $9.3 million, compared to $8.9 million as of December 31, 2007. Net charge-offs recorded by this line of business totaled $4.1 million for the third quarter of 2008, compared to $1.7 million for the third quarter of 2007. Net charge-offs year to date were $64.7 million, up from the $5.7 million net charge-offs recorded in the same period of 2007. Our allowance for loan and lease losses at September 30, 2008 totaled $6.4 million, representing 1.04% of loans and leases, compared to a balance at December 31, 2007 of $17.8 million, or 1.38% of loans and leases.
     The elevated year-to-date provision and charge-off amounts and the decline in allowance for loan and lease losses relates to the reclassification of $322 million of small ticket leases to loans and leases held for sale during the second quarter just prior to the sale of these assets in July. This reclassification resulted in additional provisions of $41 million and charge-offs of $53 million as we marked these leases to the lower of cost or market value.
     The following table shows information about our nonperforming and the allowance for loan losses for the on-going franchise finance channel:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Franchise Loans:
Nonperforming loans	$7,141	$3,630
Allowance for loan losses	5,891	5,961
Allowance for loan losses to total loans	0.96%	0.96%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Provision for loan losses	$920	$781	$4,276	$1,574
Net charge-offs	878	252	3,259	623
Net charge-offs to average loans	1.10%	0.16%	0.51%	0.14%

Home Equity Lending
     In late July 2008, we announced a series of pending transactions designed to allow us to substantially reduce our presence in the home equity segment. We completed a collateralized debt financing in July whereby we securitized approximately $268 million of whole loans. The securitization was treated as a financing and, as such, the loans remained on our balance sheet. We recorded a liability for approximately $91 million representing debt issued by the securitization trust (which we have consolidated). These loans and our remaining home equity loans will run-off over time.
     In July, we also announced the sale of certain residual assets underlying $1 billion of home equity loans and $0.9 billion of debt held on our balance sheet. This sale was contingent on the purchaser receiving certain necessary third-party consents to have the servicing of these loans transferred to them. The purchaser was unable to receive those consents prior to the contractually required time-frame and, as such, the sale of the residual assets was rescinded. We continue to explore alternatives to remove these loans and this debt from our balance sheet.
     As part of our restructuring to exit the national residential mortgage business, we have ceased origination activities in this segment.
     The following table shows selected financial information for the home equity lending line of business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$14,687	$23,405	$59,678	$72,442
Provision for loan and lease losses	(26,940)	(22,533)	(145,371)	(53,222)
Noninterest income	539	3,208	1,034	1,173

Total net revenues	(11,714)	4,080	(84,659)	20,393
Operating expenses	(27,543)	(17,638)	(55,464)	(54,087)

Loss before taxes	(39,257)	(13,558)	(140,123)	(33,694)
Income taxes	15,698	5,420	56,053	13,456

Net loss	$(23,559)	$(8,138)	$(84,070)	$(20,238)

Selected Operating Data:
Net home equity charge-offs to average managed portfolio	8.26%	3.10%	7.49%	2.77%
Gain on sale of loans to loans sold	1.81%	0.94%	2.25%	0.53%

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$1,216,206	$1,481,306
Home equity loans and lines of credit(1)	1,282,068	1,458,564
Allowance for loan losses	(154,629)	(91,700)
Home equity loans held for sale	954	5,865
Residual interests	—	3,120
Mortgage servicing assets	16,882	20,071
Short-term borrowings	112,027	291,293
Collateralized debt	946,269	970,733
Shareholders’ equity	153,082	156,894
Selected Operating Data:
Total managed portfolio balance	1,403,966	1,605,032
Delinquency ratio (2)	7.4%	5.8%
Weighted average coupon rate:
Lines of credit	8.58%	10.62%
Loans	11.08	11.07

(1)	Includes $1.2 billion and $1.1 billion of loans at September 30, 2008 and December 31, 2007, respectively, pledged as collateral as part of securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

Overview
     Our home equity lending line of business historically originated, sold and serviced first mortgages and high loan-to-value home equity loans nationwide. We ceased loan originations in 2008. Going forward, this segment’s only activities are servicing home equity loans and mortgages for ourselves and others.
Portfolio Characteristics
     The following table provides a breakdown of our home equity managed portfolio by product type, outstanding principal balance and weighted average coupon as of September 30, 2008:

	September 30, 2008			September 30, 2007
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)			(Dollars in thousands)
Home Mortgage Portfolio
Loans ≤ 100% CLTV	$360,757	25.70%	8.94%	$445,641	26.95%	9.06%
Lines of credit ≤ 100% CLTV	212,290	15.12	7.24	259,976	15.72	9.92
First mortgages ≤ 100% CLTV	39,208	2.79	7.61	47,813	2.89	7.67
FNMA First mortgages ≤ 100% CLTV	741	0.05	6.55	—	—	—

Total ≤ 100% CLTV	612,996	43.66	8.26	753,430	45.56	9.27
Loans > 100% CLTV	686,640	48.91	12.49	781,372	47.25	12.49
Lines of credit > 100% CLTV	77,363	5.51	12.00	89,660	5.42	14.57
First mortgages > 100% CLTV	22,727	1.62	8.47	23,771	1.44	8.48

Total > 100% CLTV	786,730	56.04	12.32	894,803	54.11	12.59
Other	4,240	0.30	13.52	5,373	0.33	14.16

Total portfolio	$1,403,966	100.00%	10.55%	$1,653,606	100.00%	11.08%

Net Income
     Our home equity lending business recorded a net loss of $24 million during the three months ended September 30, 2008, compared to a net loss for the same period in 2007 of $8 million. A year-to-date loss of $84 million was recorded through September 30, 2008, compared to net loss of $20 million during the same period a year earlier.
Net Revenue
     Net revenue for the three and nine months ended September 30, 2008 totaled $12 million loss and $85 million loss, respectively, compared to net revenues for the same periods in 2007 of $4 million and $20 million. The decrease in revenues is primarily a result of higher loan loss provision due to increased deterioration in the credit quality of this portfolio.
     Our home equity lending business had $1.3 billion of net loans and loans held for sale at September 30, 2008, down $0.2 billion from December 31, 2007. Included in the loan balance at September 30, 2008 were $1.2 billion of loans that collateralize our secured financings.

     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(Dollars in thousands)
Net interest income	$14,687	$23,405	$59,678	$72,442
Provision for loan losses	(26,940)	(22,533)	(145,371)	(53,222)
Gain on sales of whole loans	109	223	793	893
Gain on sales intercompany transactions	—	985	—	2,087
Valuation adjustment on loans held for sale	66	(86)	137	(8,158)

Gain (loss) on sales of loans	175	1,122	930	(5,178)
Loan servicing fees	2,818	4,065	7,521	14,343
Amortization of servicing assets	(10)	(24)	(47)	(92)
Impairment of servicing assets	(1,507)	(2,395)	(3,142)	(8,995)
Derivative losses	(71)	(39)	(72)	(321)
Other	(866)	479	(4,156)	1,416

Total net revenue	$(11,714)	$4,080	$(84,659)	$20,393

     Net interest income decreased to $15 million for the three months ended September 30, 2008, compared to $23 million for the same period in 2007. Year-to-date net interest income for 2008 was $60 million, compared to $72 million for 2007. The decrease in net interest income is a result of the declining size of the portfolio during 2008 relative to the same period in 2007.
     Provision for loan losses increased to $27 million in the third quarter of 2008, compared to $23 million during the same period in 2007. Year-to-date provision for loan losses was $145 million in 2008 compared to $53 million in 2007. The increase in provision reflects declining credit quality of home equity loans. During the quarter, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses.
     Servicing asset amortization and impairment expense totaled $3 million for the nine months ending September 30, 2008, compared to $9 million of expense for the nine months ended September 30, 2007.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$9,304	$11,172	$25,244	$33,725
Other	18,239	6,466	30,220	20,362

Total operating expenses	$27,543	$17,638	$55,464	$54,087

Number of employees at period end (1)			266	464

(1)	On a full time equivalent basis.
     Operating expenses were $28 million and $55 million for the three and nine months ended September 30, 2008, compared to $18 million and $54 million for the same periods in 2007. Operating expenses increased in 2008 primarily due to restructuring and other exit costs.

Home Equity Servicing
     Our home equity lending business continues to service certain of the loans it has securitized and sold. The following table sets forth certain information for the home equity portfolio.

	September 30,	December 31,	September 30,
	2008	2007	2007
	(Dollars in thousands)
Managed Portfolio
Total Loans	$1,403,966	$1,605,032	$1,653,606
30 days past due	7.43%	5.78%	4.72%
90 days past due	3.04	2.53	2.06
Net Chargeoff Rate	8.26	3.24	3.10

Unsold Loans
Total Loans(1)	$1,276,741	$1,458,095	$1,498,239
30 days past due	7.91%	6.18%	5.05%
90 days past due	3.22	2.76	2.25
Net Chargeoff Rate	8.62	3.58	3.41
Loan Loss Reserve	$154,629	$91,700	$59,981

Owned Residual
Total Loans	$127,225	$146,937	$155,368
30 days past due	2.57%	1.83%	1.45%
90 days past due	1.26	0.29	0.33
Net Chargeoff Rate	4.61	0.17	0.15

Credit Risk Sold, Potential Incentive Servicing Fee Retained Portfolio
Total Loans	$390,168	$461,237	$491,551
30 days past due	6.77%	7.13%	5.87%
90 days past due	2.20	2.69	2.21

(1)	Excludes deferred fees and costs.
Parent and Other
     Results at the parent company and other businesses totaled a net loss of $14 million and $55 million for the three and nine months ended September 30, 2008, compared to a loss of $1 million and $5 million during the same periods in 2007. In most prior periods, results at the parent and other consolidating entities have been driven by operating and interest expenses net of management fees and allocations charged to operating segments as well as net interest income earned on intracompany loans.
     The results for the third quarter 2008 and year to date 2008 include a $2 million and $22 million, respectively, pre-tax other-than-temporary impairment on a portion of our securities portfolio. This impairment was on $26 million of private-label mortgage-backed securities that are not guaranteed by the federal government or a governmental agency. Also included in parent company operating results is a valuation allowance of $8 million and $33 million recorded in the third quarter and year-to-date periods, respectively. We believe the valuation allowance is sufficient to reduce the deferred tax asset to an amount that is likely to be realized. We further reduced our regulatory capital by another $37 million related to deferred tax assets that we believe will not be utilized within the one-year forward projection period as stipulated under banking regulation.
     Included in the parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the nine month period ended September 30, 2008, we allocated $13 million of these expenses to our subsidiaries, unchanged from the same period of 2007.

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
     Net charge-offs for the three months ended September 30, 2008 in our held for investment portfolio were $42 million, or 3% of average loans, compared to $16 million, or 1% of average loans during the same period in 2007. Year-to-date net charge-offs were $172 million, compared to $41 million during the same period in 2007. Below is a table that shows net charge-offs annualized to average loans by line of business:

	Annualized for the Three Months Ended
	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Commercial Bank	1.28%	0.27%
Commercial Finance	2.23	0.90
Home Equity Lending	8.62	5.05

Total	3.39%	1.66%

     The increase in charge-offs and allowance is due largely to the commercial finance increase in charge-offs and provision relating to the reclassification of $0.3 billion of small-ticket leases to held for sale classification. This reclassification resulted in a $41 million provision and $53 million in additional charge-offs. In addition, further deterioration in the residential real estate markets, including the impact on construction and land development loans, led to higher charge offs in commercial banking. At September 30, 2008, the allowance for loan and lease losses was 5.0% of outstanding loans and leases, compared to 2.5% at year-end 2007.
     Total nonperforming loans and leases at September 30, 2008, were $179 million compared to $76 million at December 31, 2007. Nonperforming loans and leases as a percent of total loans and leases at September 30, 2008 were 3.9%, an increase from 1.3% at December 31, 2007. Other real estate we owned totaled $20 million at September 30, 2008, a $4 million increase from December 31, 2007. Total nonperforming assets at September 30, 2008 were $200 million, or 3.8% of total assets compared to nonperforming assets at December 31, 2007 of $93 million, or 1.5% of total assets.

     The following table shows information about our nonperforming assets at the dates shown:

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$40	$177
Real estate mortgages	—	151
Consumer loans	582	41
Commercial financing:
Franchise financing	—	—
Domestic leasing	—	311
Canadian leasing	—	177

	622	857

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	126,869	25,797
Real estate mortgages	41,120	40,681
Consumer loans	1,427	587
Commercial financing:
Franchise financing	7,142	3,630
Domestic leasing	2,221	2,595
Canadian leasing	—	2,163

	178,779	75,453

Total nonperforming loans and leases	179,401	76,310

Other real estate owned & other	20,944	16,964

Total nonperforming assets	$200,345	$93,274

Nonperforming loans and leases to total loans and leases	3.9%	1.3%

Nonperforming assets to total assets	3.8%	1.5%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The nonperforming assets at September 30, 2008 and December 31, 2007 were held at our lines of business as follows:

	September 30,	December 31,
	2008	2007
	(In millions)
• Commercial banking	$141	$34
• Commercial finance	9	10
• Home equity lending	47	46
• Parent and Other	3	3
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At September 30, 2008, the ratio of loans (which excludes loans held for sale) to total deposits was 147%. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a clean up call. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 108%.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds CDs. Core deposits totaled $1.8 billion at September 30, 2008, a $0.5 billion decline from December 31, 2007. The sale of the small ticket portfolios in July added approximately $325 million in net liquidity to the Bank. Assets sales and financing in August added approximately another $90 million. During the third quarter, we used liquidity generated through this sale of our small ticket leasing assets to offset a large deposit relationship we had in one of our western branches. The remaining deposits with this customer no longer represent a material deposit concentration risk.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At September 30, 2008, these deposit types totaled $1.1 billion, a $0.5 billion decline from December 31, 2007. We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a monthly basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of September 30, 2008, CDs issued directly to customers totaled $0.5 billion, unchanged from December 31, 2007. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.9 billion at September 30, 2008, and had an average remaining life of 15 months, as compared to $0.6 billion outstanding with a 17 month average remaining life at December 31, 2007. Use of these brokered CDs has increased during 2008 thus far, but is expected to decline due to initiatives to close the gap between core deposits and loans.
     Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of September 30, 2008, FHLBI borrowings outstanding totaled $0.5 billion, $0.1 billion less than December 31, 2007. We had sufficient collateral pledged to FHLBI at September 30, 2008 to borrow an additional $0.2 billion, if needed.
     At September 30, 2008, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $45 million available but not committed.

•	Lines of credit with non-correspondent banks: none outstanding.

•	Federal Reserve Bank Discount Window: none outstanding on $271 million of loans and securities pledged
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
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at September 30, 2008. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of September 30, 2008, although certain accounts are normalized whereby the three- or nine-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be used with caution.
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, or consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from period to period.
Economic Value Change Method

	Present Value at September 30, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$5,061,063	$4,979,206	$4,897,593	$4,817,767	$4,739,881
Loans held for sale	45,955	44,760	43,643	42,596	41,615
Mortgage servicing rights	14,630	17,361	20,003	22,600	24,433
Interest sensitive financial derivatives	(9,584)	(6,401)	(4,390)	(533)	2,198

Total interest sensitive assets	5,112,064	5,034,926	4,956,849	4,882,430	4,808,127

Interest Sensitive Liabilities
Deposits	(3,082,901)	(3,045,265)	(3,007,990)	(2,971,571)	(2,935,974)
Short-term borrowings (1)	(466,378)	(452,842)	(439,851)	(427,374)	(415,383)
Long-term debt	(1,345,114)	(1,325,084)	(1,304,238)	(1,279,409)	(1,249,633)

Total interest sensitive liabilities	(4,894,393)	(4,823,191)	(4,752,079)	(4,678,354)	(4,600,990)
Net market value as of Sept 30, 2008	$217,671	$211,735	$204,770	$204,076	$207,137

Change from current	$12,901	$6,965	$—	$(694)	$2,367

Net market value as of June 30, 2008	$337,794	$313,339	$292,450	$280,548	$268,221

Change from current	$45,344	$20,889	$—	$(11,902)	$(24,229)

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at Sept 30, 2008
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$6,847	$6,601	$6,362	$6,134	$5,918
Loans held for sale	$45,955	$44,760	$43,643	$42,596	$41,615
Mortgage servicing rights	14,630	17,361	20,003	22,600	24,433
Interest sensitive financial derivatives	(9,584)	(6,401)	(4,390)	(533)	2,198

Total interest sensitive assets	57,848	62,321	65,618	70,797	74,164

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities (1)	—	—	—	—	—
Net market value as of Sept 30, 2008	$57,848	$62,321	$65,618	$70,797	$74,164

Potential change	$(7,770)	$(3,297)	$—	$5,179	$8,546

Net market value as of June 30, 2008	$338,485	$344,552	$350,306	$353,010	$353,710

Potential change	$(11,821)	$(5,754)	$—	$2,704	$3,404

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at September 30, 2008 were $0.7 billion and at December 31, 2007 were $1.1 billion. We had $16 million and $22 million in irrevocable standby letters of credit outstanding at September 30, 2008 and December 31, 2007, respectively.
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
     We held interest rate swaps to hedge floating rate deposits at September 30, 2008 of $50 million that no longer qualify for SFAS 133 hedge accounting treatment. Under the terms of these swap agreements, we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. We recorded a loss of $1.1 million on this swap during the year.
     We have an interest rate swap in which we pay a fixed rate of interest and receive a floating rate. The purpose of this swap is to manage interest rate risk exposure created by Capital Trust XI which has variable rate interest payments. This swap had a notional amount of $15 million at September 30, 2008. The amount of loss on this swap during the nine month period ended September 30, 2008 was $0.5 million as a net result of losing SFAS133 hedge accounting treatment when we suspended our trust preferred dividend payments starting in the first quarter of 2008.
     In our home equity business, we utilize interest rate caps and swaps to mitigate the interest rate exposure created by the 2005-1 2006-1, 2006-2, 2006-3 and 2007-1 securitizations in which floating rate notes are funding fixed rate home equity loans. We have $53 million in amortizing interest rate caps and $6 million of interest rate swaps relating to these hedging activities. The income impact of these derivatives was not material in either of the nine month periods ending September 30, 2008 and 2007, respectively
     As a result of our exiting the Canadian small ticket leasing business, we closed out all of our existing Canadian interest rate swaps and foreign currency derivatives in the third quarter of 2008. For the nine months ending September 30, 2008 and 2007, the income statement impacts of these transactions were a gain of $0.2 million and loss of $0.3 million, respectively, for interest rate swaps and a gain of $1.9 million and loss of $9.3 million, respectively, for foreign currency contracts.
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
     On October 10, 2008, we agreed to written agreements with our principal banking regulators. The agreement for the holding company and Irwin Union Bank and Trust Company (IUBT), which holds approximately $4.5 billion or 85% of our total assets as of September 30, 2008, includes the following elements:

Agreement Elements	Our Status
Submit a plan to strengthen board oversight of the management and operations of the holding company and the bank.	We have submitted this plan to the FRBC and DFI and are already acting on it.

Submit a report from an independent consultant regarding the assessment of the bank’s management and, as appropriate, take steps to address the independent consultant’s findings.	The Board has engaged this consultant; the consultant expects to complete their assessment in November.

Submit a written liquidity and funds management plan and a contingency plan that identifies available sources of liquidity and includes adverse scenario planning.	We have submitted this plan to the FRBC and DFI and are already acting on it.

Submit a capital plan that will ensure our holding company and our bank maintain sufficient capital to comply with regulatory capital guidelines and address adversely affected assets, concentration of credit, adequacy of allowance for loan and leases losses and planned growth and anticipated levels of retained earnings.
We have submitted this plan to the FRBC and DFI and are already acting on it. The previously announced shareholder rights offering, standby commitments, and possible Trust Preferred Stock (TruPS) exchange offers are part of this plan.

Review and revise as necessary our allowance for loan and lease losses methodology to assure compliance with relevant supervisory guidance, submit a written program for the maintenance of an adequate allowance for loan and lease losses, and within 30 days from the receipt of any regulatory report of examination, charge off all assets classified “loss.”
We have reviewed our allowance methodology and submitted the required documentation. We will submit to the regulators an allowance program within the required timeframe and continue our practice of charging off loans on a timely basis as required by regulation.

Submit a three-year strategic plan and a 2009 plan and budget for our holding company and the bank.	We will submit the 2009 plan and 3-year strategic plan in the fourth quarter.

Do not declare or pay any dividend, make any distributions of interest or principal on subordinated debentures or trust preferred securities, or incur, increase, or guarantee any debt or repurchase stock without prior regulatory approval.
We suspended dividends earlier in the year and have no plans for further debt issuance, nor need to issue debt to support our on-going business plan.
     The agreement for Irwin Union Bank, FSB (FSB), which holds approximately $0.6 billion or 12% of our total assets as of September 30, 2008, includes the following elements.

Agreement Elements	Our Status
Maintain capital in the FSB of at least 9.0% Tier 1 (core) and 11.0% and Total Capital; do not take on additional brokered deposits without prior regulatory approval.	We currently do exceed and plan to continue to exceed these capital levels. At September 30, 2008, Tier 1 and Total Capital at the FSB were 11.2% and 12.4%, respectively. We have less than $100 million in brokered CDs in the FSB and a forward

Agreement Elements	Our Status
business plan that is not reliant on additional issuance.

Submit a revised business plan that defines strategies for preserving and enhancing the savings bank’s capital, limits high-risk lending activities, identifies strategies designed to improve and sustain the savings bank’s earnings, and identifies strategies to stress-test and adjust earnings forecasts based on continuing operating results, economic conditions and the credit quality of our loan portfolio.
We have submitted this plan to the OTS and are already acting on it.

Do not increase total FSB assets more than the net interest credited on deposit liabilities during the prior quarter; do not make any more construction loans or land loans without prior regulatory approval.
We stopped making commercial construction and land loans in the third quarter through the FSB. We have submitted a business plan to the OTS which manages our growth within the specified limits.

Restructure the management of the FSB so that it operates on an independent basis from Irwin Union Bank and Trust. Hire a full time President and Chief Executive Officer, Chief Credit Officer and Chief Financial Officer for the FSB and add at least two independent directors who are not management officials of our holding company or our bank.
We have submitted a plan to the OTS which addresses each of these points. The new executives and board members have been identified from senior managers and independent board members of the holding company. Each will take their appointments, pending OTS approval.

Do not have employment agreements or contracts with the FSB which contain severance provisions, “golden parachute payments,” and certain other prohibited payments without the prior approval of the OTS. In addition, do not enter into, renew or revise any third-party contracts for services outside the normal course of business without prior approval.
We have and will continue to adhere to these provisions.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
     The quantitative and qualitative disclosures about market risk are reported in the Market Risk (including Interest Rate and Foreign Exchange Risk) section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 53 through 55.
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of September 30, 2008.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-Q for the period ended June 30, 2008, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 14, Commitments and Contingencies, in the Notes to the Financial Statements, Part I, Item 1 of this Report.
     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (actions against our subsidiary, Irwin Union Bank and Trust Company, in connection with loans it purchased from Community Bank of Northern Virginia (“Community”), filed against or naming Irwin Union Bank as a defendant in 2004 and later consolidated for pre-trial procedures in the United States District Court for the Western District of Pennsylvania, alleging that Community Bank of Northern Virginia engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees; two of the lawsuits seek class action status (Hobson v. Irwin Union Bank and Trust Company and Kossler v. Community Bank of Northern Virginia), and two lawsuits are individual actions (Chatfield v. Irwin Union Bank and Trust Company, et al. and Ransom v. Irwin Union Bank and Trust Company, et al.)).
     Developments: On or about October 24, 2008, the parties agreed in principle to settle the two individual actions (Chatfield and Ransom) for nonmaterial amounts.
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
Item 1A. Risk Factors.
     An investment in our securities involves a number of risks. We urge you to read all of the information contained in this Report on Form 10-Q. We revised certain risk factors previously disclosed in our Form 10-K for the year ended December 31, 2007 and our form 10-Q for the quarterly period ended June 30, 2008, and added certain new risk factors. The updated and additional risk factors are listed below.
Risks Related to the Common Shares
     The price of our common shares may fluctuate significantly, and this may make it difficult for shareholders to resell common shares they own at times or at prices they find attractive.
     The price of our common shares on the NYSE constantly changes. We expect that the market price of our common shares will continue to fluctuate.
     Our stock price may fluctuate as a result of a variety of factors, some of which are beyond our control. These factors include:
•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities, including our previously announced rights offering currently in the registration process with the SEC;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events that affect us or the financial markets.
     Accordingly, our common shares may trade at a price lower than that at which they were purchased.
     In addition, in recent years, and especially during the third quarter, the stock market in general experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may persist, and could adversely affect our stock price, notwithstanding our operating results.
     There may be future sales or other dilution of our equity, which may adversely affect the market price of our common shares.
     On November 3, 2008, our shareholders approved an increase in our authorized shares of common stock from 40 million to 200 million and the issuance of shares representing more than 20% of the voting control of the Corporation. We are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares, as well as any common shares that may be issued pursuant to our shareholder rights plan. The market price of our common shares could decline as a result of sales of our common shares made after our proposed rights offering or the perception that such sales could occur. The market price of our common shares could also decline if we issue additional common shares in connection with a potential exchange of a portion of our trust preferred shares for our common shares. At this time, we are unable to determine whether we will complete an exchange offer or the number of shares that we will issue in connection with any exchange offer.
     You may not receive dividends on the common shares.
     Holders of our common shares are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On March 3, 2008, we announced that our board of directors voted to suspend payment of dividends on our common, preferred and trust preferred securities. In addition, as a result of the written agreement that we and Irwin Union Bank and Trust Company entered into on October 10, 2008, with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we are not permitted to (1) declare or pay any dividend, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, without the prior written approval of these regulators. As a result we cannot declare a dividend on our common shares. Although we can seek to obtain a waiver of this prohibition, there is no certainty that the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions will grant such a waiver. Therefore, we may not be able to resume payments of dividends in the future.
     The issuance of additional series of our preferred shares could adversely affect holders of our common shares which may negatively impact shareholders’ investment.
     Our board of directors is authorized to issue additional classes or series of preferred shares without any action on the part of the shareholders. The board of directors also has the power without shareholder approval, to set the terms of any such classes or series of preferred shares that may be issued, including voting rights, dividend rights, and preferences over our common shares with respect to dividends or upon our dissolution, winding-up and liquidation and other terms. If we issue additional preferred shares in the future that have a preference over our common shares with respect to the payment of dividends or upon our liquidation, dissolution, or winding up, or if we issue preferred shares with voting rights that dilute the voting power of our common shares, the rights of holders of our common shares or the market price of our common shares could be adversely affected.
     We have regulatory restrictions on our ability to receive dividends from bank subsidiaries.
     Our ability to pay dividends in the future depends on our ability to dividend from our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, to our holding company, for which prior approval from our regulators and additional action by our board of directors will be necessary. As a result of the written agreement that we and Irwin Union Bank and Trust Company entered into on October 10, 2008, with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, Irwin Union Bank

and Trust Company, is not permitted to (1) declare or pay any dividend, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, without the prior written approval of these regulators. As a result, Irwin Union Bank and Trust Company cannot declare a dividend to us. Although Irwin Union Bank and Trust Company can seek to obtain a waiver of this prohibition, there is no certainty that the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions will grant such a waiver.
     Our shareholder rights plan, provisions in our restated articles of incorporation, our by-laws, and Indiana law may delay or prevent an acquisition of us by a third party.
     Our board of directors has implemented a shareholder rights plan which, combined with Indiana law, and absent further action by our board, contains provisions which have certain anti-takeover effects. While the purpose of these plans is to strengthen the negotiating position of the board in the event of a hostile takeover attempt, the overall effects of the plan may be to render more difficult or discourage a merger, tender offer or proxy contest, the assumption of control by a holder of a larger block of our shares and the removal of incumbent directors and key management. If triggered, the rights will cause substantial dilution to a person or group that attempts to acquire us without approval of our board of directors, and under certain circumstances, the rights beneficially owned by the person or group may become void. The plan also may have the effect of limiting the participation of certain shareholders in transactions such as mergers or tender offers whether or not such transactions are favored by incumbent directors and key management. This could discourage proxy contests and may make it more difficult for shareholders to elect their own representatives as directors and take other corporate actions.
     Our by-laws do not permit cumulative voting of shareholders in the election of directors, allowing the holders of a majority of our outstanding shares to control the election of all our directors. We have a staggered board, which means that only one-third of our board can be replaced by shareholders at any annual meeting. Directors may not be removed by shareholders. Our by-laws also provide that only our board of directors, and not our shareholders, may adopt, alter, amend and repeal our by-laws.
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
     These and other provisions of Indiana law and our governing documents are intended to provide the board of directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the company. However, there is no assurance that these same anti-takeover provisions could not have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.
Risks Related to the Capital and Credit Markets
     Current levels of market volatility are unprecedented.
     The capital and credit markets have been experiencing volatility and disruption for more than 12 months. During the third quarter, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience further adverse effects, which may be material, on our ability to access capital and on our results of operations.
     The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.
     We are operating in a challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we have taken steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain direct exposure to the residential and commercial real estate markets, and we are affected by these events. Our commercial banking line of business has a substantial portfolio of construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The overall deterioration in economic conditions, the decline in our financial performance over the last two years, and the reduction in capital below our target levels have subjected us to increased regulatory scrutiny in the current environment. In addition, a possible national economic recession or further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: additional loan delinquencies, problem assets and foreclosures may increase; demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans.
     The U.S. government’s plan to restore the credit markets and stabilize the financial system may not be effective and/or it may not be available to us.
     In response to the financial crises affecting the banking system and financial markets and the going concern threats to the ability of investment banks and other financial institutions, the U.S. Congress adopted the Emergency Economic Stabilization Act of 2008 (“EESA”). The primary feature of the EESA is the establishment of a troubled asset relief program (“TARP”), under which the U.S. Treasury Department was authorized to use up to $700 billion to purchase troubled assets, including mortgage-backed and other securities, from financial institutions and to make equity investments in banks (and possibly other financial institutions) for the purpose of stabilizing the financial markets. There can be no assurance as to what impact the program will have on the financial markets, including the extreme levels of volatility currently being experienced. The failure of the U.S. government to execute this program expeditiously could have a material adverse effect on the financial markets, which in turn could materially and adversely affect our business, financial condition and results of operations. Since the rules and guidelines of the TARP have not yet been fully clarified, we are unable at this time to assess whether to apply for the Capital Purchase program and/or whether any of our assets will qualify for the TARP or, if so, whether participation in either program would be beneficial to us.
Risks Related to Our Business
     We may be adversely affected by a general deterioration in economic conditions.
     The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we experienced in the latter half of 2007 and which has continued into 2008. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. The credit quality of commercial loans and leases where the activities of the borrower or vendor are related to housing and other real estate markets may decline in periods of stress in these industries. Delinquencies, foreclosures and losses generally increase during economic slowdowns or periods of slow growth. We expect that our servicing costs and credit losses will increase during periods of economic slowdown or slow growth such as the one we are presently experiencing.
     Although we are in the process of exiting our home equity line of business, we continue to have exposure to losses so long as we hold a portfolio of loans. As such, a material decline in real estate values may reduce the ability of borrowers to use home equity to support borrowings and could increase the loan-to-value ratios of loans we have previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. A decline in real estate values could also materially lower runoff in our existing portfolio, effectively extending the average life of the loans in the portfolio (and therefore prolonging the period we are exposed to losses).
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
     Reductions in interest rates expose us to write-downs in the carrying value of the mortgage servicing and other servicing assets we hold on our balance sheet. Some of these assets are recorded at the lower of their cost or market value and a valuation allowance is recorded for any impairment. Decreasing interest rates often lead to increased prepayments in the underlying loans, which requires that we write down the carrying value of these servicing assets. The change in value of these assets, if improperly hedged or mismanaged, could adversely affect our operating results in the period in which the impairment occurs.

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
     Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources exposes us to potential liquidity risk.
     As a result of our restructuring, including our prior discontinuation of our mortgage banking line of business, we have had to seek alternative funding sources to contribute to our other lines of business, which sources in some cases are more expensive than those previously used.
     Due to the sale of mortgage servicing rights and the loss of escrow deposits associated with those servicing rights, we have increased our reliance on wholesale funding, such as Federal Home Loan Bank borrowings, public funds, and brokered deposits in recent quarters. Because wholesale funding sources are affected by general capital market conditions, the availability of funding from wholesale lenders may be dependent on the confidence these investors have in commercial banking, franchise finance, and consumer finance businesses. While we have processes in place to monitor and mitigate these funding risks, the continued availability to us of these funding sources is uncertain, and we could be adversely impacted if our business segments become disfavored by wholesale lenders or large depositors. As a result of the written agreement with the Office of Thrift Supervision, Irwin Union Bank, F.S.B. (which holds approximately 12% of our total assets) is no longer permitted to accept brokered deposits unless it receives the prior approval of the Federal Deposit Insurance Corporation. Although we have applied for approval, there is no guarantee that it will be obtained. Moreover, even if such an approval is granted, the written agreement would still impose limitations on Irwin Union Bank, F.S.B.’s freedom to set rates for brokered deposits. Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, which is regulated by the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, does not have any regulatory restrictions on the issuance of brokered deposits.
     Brokered deposits may be difficult for us to retain or replace at attractive rates as they mature. Our financial flexibility could be severely constrained if we are unable to renew our wholesale funding or if adequate financing is not available in the future at acceptable rates of interest. We may not have sufficient liquidity to continue to fund new loans or lease originations, and we may need to liquidate loans or other assets unexpectedly in order to repay obligations as they mature.
     Historically, we financed or sold the majority of our second mortgage loan originations into the secondary market through the use of securitizations. This market closed to all participants in the middle of 2007. We expect it to remain closed indefinitely. We are no longer producing these loans.
     If there were an acceleration of the recording of losses on our home equity portfolio from our current expectations, it could have a material adverse effect on our results of operations and capital position.
     As announced in July 2008, we agreed to securitize approximately $275 million of home equity whole loans. The securitization is treated as a financing and, as such, the loans remain on our balance sheet. These loans, together with the $1 billion of residual home equity loans that currently remain on our balance sheet, as well as an additional remaining portfolio of $40 million of home equity whole loans, will be run-off over time. We believe our remaining exposure, including other costs associated with a simultaneous exit of the segment, is less than $250 million (pre-tax). We will evaluate the performance of the loans on a regular basis. A number of factors, including, but not limited to, changes in regulatory or accounting interpretations, changes to our accounting policy, or contractual triggers, could cause us to accelerate the recognition of losses in a single period or a small number of successive periods. If that were to occur, it may have a material adverse affect on our results of operations and capital position for such periods.
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
     We review the adequacy of these reserves and the underlying estimates on a periodic basis and we make adjustments to the reserves when required. However, there is still no assurance that our actual losses will not exceed our estimates and negatively impact our earnings. As part of our written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we and Irwin Union Bank and Trust Company agreed to review and revise as necessary our allowance for loan and lease losses methodology to assure compliance with relevant supervisory guidance and to develop an acceptable program for the maintenance of an adequate allowance for loan and lease losses going forward.
     We hold in our portfolio a significant number of construction, land and home equity loans, which may pose more credit risk than other types of mortgage loans.
     We have limited offering construction and land loans to an exception basis and have ceased offering loans and lines of credit in the home equity line of business. In light of current economic conditions, these types of loans are considered more risky than other types of mortgage loans. Due to the disruptions in credit and housing markets, many of the developers to whom we lend experienced a dramatic decline in sales of new homes from their projects. As a result of this unprecedented market disruption, a material amount of our land and construction portfolio has or may become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans. In addition, as home values decline, borrowers are increasingly defaulting on home equity lines of credit in the portfolio of these loans that we hold in run-off mode.
     We believe we have established adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, there can be no assurance that losses will not exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.
     We may be required to repurchase mortgage loans that we previously sold because of the credit risk inherent in those loans.
     We retain limited credit exposure from the sale of mortgage loans. When we sell mortgage loans, we make standard representations and warranties to the transferee regarding the loans. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties we have made to a transferee, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing alleged breaches of these representations and warranties. Given the significant delinquencies in higher combined-loan-to-value or loan-to-value products, we expect that claims for repurchases pursuant to contractual representation and warranties will increase. While we have established reserves for what we consider as probable and reasonably estimable losses, there can be no assurance that losses will not ultimately exceed our reserves and materially impact our business, financial condition and future results of our operations.
     Certain of our consumer mortgage products were not sold by many financial institutions.
     In the past, we originated high loan-to-value home equity loans not offered by many financial institutions. For this reason, the performance of some of our financial assets may be less predictable than those of other lenders. We may not have adequate experience in a variety of economic environments to predict accurately the losses from our remaining portfolios of these products.

     We rely heavily on our management team and key personnel, and the unexpected loss of key managers and personnel, or significant changes in senior management, may affect our operations adversely.
     Our overall financial performance depends heavily on the performance of key managers and personnel. Our past success was influenced strongly by our ability to attract and to retain senior management that is experienced in the niches within banking for which they are responsible. If we are not able to retain these key managers and personnel, we may not be able to run our operations as effectively.
     Our ability to retain executive officers and the current management teams of each of our lines of business and our holding company continues to be important to implement our strategies successfully. In our written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we agreed to engage an independent consultant to assess the bank’s management and to take steps by December 9, 2008, to address the independent consultant’s findings, including hiring additional or replacement officers, if necessary. This process was commenced prior to the signing of the written agreement. It is possible that these findings could result in significant changes in our senior management team. If we are required to hire new members of management, the restrictions that the written agreements place on our ability to enter into and make payments pursuant to severance agreements may make it difficult to attract persons of high quality to fill these positions.
     Our future success depends on our ability to compete effectively in a highly competitive financial services industry.
     The financial services industry, including commercial banking and franchise finance, is highly competitive. We and our operating subsidiaries encounter strong competition for deposits, loans and other financial services in all of the market areas in our lines of business. Our principal competitors include other commercial banks, savings banks, savings and loan associations, mutual funds, money market funds, finance companies, trust companies, insurers, leasing companies, credit unions, mortgage companies, real estate investment trusts (REITs), private issuers of debt obligations, and suppliers of other investment alternatives, such as securities firms. Many of our non-bank competitors are not subject to the same degree of regulation as we and our subsidiaries are and have advantages over us in providing certain services. Many of our competitors are significantly larger than we are and have greater access to capital and other resources, lower operating costs, and lower cost of funds. Also, our ability to compete effectively in our lines of business is dependent on our ability to adapt successfully to technological changes within the banking and financial services industry.
     Our business may be affected adversely by the highly regulated environment in which we operate.
     We and our subsidiaries are subject to extensive federal and state regulation and supervision. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits, and a regulatory takeover of our banking subsidiaries. Legislation and regulations have had, may continue to have or may have significant impact on the financial services industry. Legislative or regulatory changes could make regulatory compliance more difficult or expensive for us, causing us to change or limit some of our consumer loan products or the way we operate our different lines of business. Future changes could affect the profitability of some or all of our lines of business.
     Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into a memorandum of understanding, which was considered an informal agreement, with the Federal Reserve Bank of Chicago as of March 1, 2007 to enhance the consumer compliance function and compliance oversight programs of Irwin Union Bank and Trust and its subsidiaries. Irwin Union Bank and Trust Company agreed to and did provide quarterly written progress reports to the Federal Reserve Bank of Chicago with respect to these matters, through the required period ending September 30, 2007. We developed and implemented compliance plans to address the issues raised by the Federal Reserve Bank of Chicago. The memorandum of understanding was lifted effective July 31, 2008.
     On October 10, 2008, we entered into written agreements with our regulators. Our holding company and our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. Our federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into a written agreement with the Office of Thrift Supervision. The failure to comply with the terms of these written agreements could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of one or both of our bank subsidiaries.
     The written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions requires, among other things, that we submit a capital plan that will ensure our holding company and Irwin Union Bank and Trust Company maintain sufficient capital to comply with regulatory capital guidelines and to address the volume of our adversely affected assets, concentration of credit, adequacy of our allowance for loan and lease losses, planned growth and anticipated levels of retained earnings. The written agreement with the Office of Thrift Supervision requires, among other things, that Irwin Union Bank, F.S.B. maintain a Tier 1 capital ratio of at least 9% and a Total Risk-Based Capital Ratio of at least 11%.
     As a result of the written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we and Irwin Union Bank and Trust Company are not permitted to (1) declare or pay any dividend without the prior approval of these regulators, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, unless we obtain the prior written approval of the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. There is no certainty that we will resume payments of dividends in the future.
     In addition, like other registrants, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have gaps in our internal control environment, putting the our holding company and its shareholders at risk of loss.
     These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.
     A deterioration in our regulatory capital position could adversely affect us.
     The banking industry, in general, is heavily regulated, and we and our subsidiaries are extensively regulated under state and federal law. Regulations of the Federal Reserve, the Indiana Department of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation that apply to us specify minimum capital ratio requirements that must be maintained by bank holding companies, banks and thrifts to be considered a “well-capitalized” institution. In addition, these regulators reserve the right to reclassify institutions that meet these standards into a lower capital category (i.e., less than “well-capitalized”) at their own discretion based on safety and soundness considerations. As of September 30, 2008, our holding company, Irwin Financial Corporation, and its state-chartered bank subsidiary, Irwin Union Bank and Trust Company, met the applicable regulatory standard of a “well-capitalized” institution under the relevant capital regulations that apply to them. As a result of the written agreement with the Office of Thrift Supervision, our federal savings bank subsidiary, Irwin Union Bank, F.S.B., is considered “adequately capitalized,” although we presently expect to continue to have capital levels above those agreed to in the written agreement applicable to the savings bank. As a result, the savings bank, which holds approximately 13% of our total assets is no longer permitted to accept brokered deposits unless it receives the prior approval of the Federal Deposit Insurance Corporation. Although we have applied for approval, there is no guarantee that it will be obtained. Our other banking subsidiary, Irwin Union Bank and Trust Company, a state chartered bank regulated by the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, does not have any regulatory restrictions on the issuance of brokered deposits.
     Irwin Union Bank, F.S.B could be assessed higher premiums by the Federal Deposit Insurance Fund and required to pay its regulators increased assessment and application fees. In addition, if Irwin Union Bank and Trust Company were no longer considered “well-capitalized,” it would also be subject to these higher fees, and it might lose access to public funds in the state of Indiana, which could adversely affect our liquidity and results of operations. Moreover, if we were considered an “undercapitalized” institution, we could be subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. If such actions were to be taken, it could adversely affect our business and we may have more limited access to the capital markets.
     The soundness of other financial institutions could adversely affect us.
     Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. There is no assurance that any such losses would not materially and adversely affect our results of operations or earnings.
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
Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

2.2	Asset Purchase Agreement dated as of the 21st day of July, 2008, by and among EQ Acquisitions 2003, Inc., Equilease Financial Services, Inc., Irwin Commercial Finance Corporation, Equipment Finance, and Irwin Union Bank and Trust Company.

2.3	Letter Amendment to Asset Purchase Agreement dated July 21, 2008 by and among Irwin Commercial Finance Corporation, Equipment Finance, Irwin Union Bank and Trust Company, EQ Acquisitions 2003, Inc., and Equilease Financial Services, Inc. dated July 30, 2008.

2.4	Asset Purchase Agreement dated as of the 23rd day of July, 2008 by and among Roynat Inc. and Irwin Commercial Finance Canada Corporation and Onset Alberta Ltd. and Irwin Union Bank and Trust Company.

2.5	Amended and Restated Asset Purchase Agreement dated as of July 31, 2008 among Roosevelt Management Company LLC, Navigator Mortgage Loan Trust 2008, Wells Fargo Bank, N.A. and Irwin Union bank and Trust Company.

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended November 3, 2008.

3.2	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007.

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 of Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 of Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 of Form 10-Q Report for quarter ended September 30, 1997, and filed August 12, 1997, File No. 000-06835.)

10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit

Exhibit
Number	Description of Exhibit
10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)

10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)

10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)

10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)

10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)

10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)

10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.12 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)

10.14	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended September 30, 1999, File No. 000-06835.)

10.15	*Long-Term Management Performance Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.16	*Long-Term Incentive Plan-Summary of Terms. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.17	*Amended and Restated Management Bonus Plan. (Incorporated by reference to Exhibit 10(a) to Form 10-K Report for the period ended December 31, 1986, File No. 000-06835.)

10.18	*Irwin Financial Corporation Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.27 of Form 10-Q Report for the quarter ended September 30 2006, File No. 001-16691.)

10.19	*First Amendment to the Irwin Financial Corporation Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.28 of Form 10-Q Report for the quarter ended September 30 2007, File No. 001-16691.)

10.20	*Irwin Commercial Finance Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.28 of Form 10-Q for the quarter ended September 30, 2006, File No. 001-16691.)

10.21	*First Amendment to the Irwin Commercial Finance Amended and Restated Short Term Incentive Plan. (Incorporated by reference to Exhibit 10.30 of Form 10-Q for the quarter ended September 30, 2007, File No. 001-16691.)

10.22	*Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.29 of Form 10-Q for the quarter ended September 30, 2006, File No. 001-16691.)

Exhibit
Number	Description of Exhibit
10.23	*First Amendment to the Irwin Home Equity Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.32 of Form 10-Q for the quarter ended September 30, 2007, File No. 001-16691.)

10.24	*Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan effective January 1, 2006. (Incorporated by reference to Exhibit 10.31 of Form 10-Q Report for the quarter ended September 30, 2006, File No. 001-16691.)

10.25	*First Amendment to the Irwin Union Bank and Trust Company Amended and Restated Short Term Incentive Plan (Incorporated by reference to Exhibit 10.35 of Form 10-Q Report for the quarter ended September 30, 2007, File No. 001-16691.)

10.26	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended September 30, 2002, File No. 000-06835.)

10.27	*Irwin Financial Corporation Restated Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.27 to Form 10-Q Report for period ended September 30, 2002, File No. 000-06835.)

10.28	*Irwin Financial Corporation Supplemental Executive Retirement Plan for Named Executives. (Incorporated by reference to Exhibit 10.28 to Form 10-Q Report for the quarter ended September 30, 2002, File No. 000-06835.)

10.29	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.30	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.31	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.32	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.33	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.34	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)

10.35	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.36	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)

10.37	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.38	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.39	*Irwin Financial Corporation 2007 Performance Unit Plan. (Incorporated by reference to Appendix B of the Corporation’s 2007 Proxy Statement for the Annual Meeting of Shareholders, filed April 16, 2007, File No. 001-16691.)

10.40	*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)

10.41	*Amendment to 2005 Stock Option Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 28, 2008.

10.42	*Letter setting forth the Redemption Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 29, 2008.

Exhibit
Number	Description of Exhibit
10.43	*Retention Incentive Agreement by and among Irwin Home Equity Corporation, Irwin Financial Corporation and Jocelyn Martin-Leano dated September 10, 2008.

10.44	Standby Purchase Agreement, dated as of October 13, 2008, by and between Irwin Financial Corporation and Cummins Inc. (Incorporated by reference to Form 8-K filed October 14, 2008, File No. 001-16691).

10.45	Written Agreement by and among Irwin Financial Corporation, Irwin Union Bank and Trust Company, the Federal Reserve Bank of Chicago, and the Indiana Department of Financial Institutions, dated October 10, 2008. (Incorporated by reference to Form 8-K filed October 14, 2008, File No. 001-16691).

10.46	Supervisory Agreement by and between Irwin Union Bank, F.S.B. and the Office of Thrift Supervision, dated October 10, 2008. (Incorporated by reference to Form 8-K filed October 14, 2008, File No. 001-16691).

11.1	Computation of Earnings Per Share is included in the notes to the financial statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: November 7, 2008	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)