Form 10-K
period 2008-12-31
IRWIN FINANCIAL CORP
filed 2009-03-31
CIK 52617

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal Year Ended December 31, 2008
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, computed by reference to the closing price for the registrant’s common stock on the New York Stock Exchange on June 30, 2008, was approximately $50,374,107.

As of March 23, 2009, there were outstanding 29,976,042 common shares of the Corporation.

* Includes associated rights.

Documents Incorporated by Reference

Selected Portions of the Following Documents	Part of Form 10-K Into Which Incorporated

Definitive Proxy Statement for Annual Meeting Shareholders to be held May 29, 2009	Part III

Exhibit Index on Pages 139 through 142

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

Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or will not or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, regulatory capital levels, or financial performance measures;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	transactions involved in our strategic restructuring and the expected timing for completion;

•	the expected effects on the Corporation’s balance sheet, profitability, liquidity, and capital ratios of the strategic restructuring, our proposed shareholder rights offer, the possible exchange of trust preferred securities for common shares, and other elements of the completion of our capital plan;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in the national or regional economies, housing markets, industries associated with housing, mortgage markets, franchise restaurant finance or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.

We qualify any forward-looking statements entirely by these and the following cautionary factors.

Actual future results may differ materially from our forward-looking statements and we qualify all forward-looking statements by various risks and uncertainties we face, as well as the assumptions underlying the statements, including, but not limited to, the following cautionary factors:

•	difficulties in completing our recapitalization plan, including the failure to raise sufficient private investment through our proposed rights offer or a possible exchange of trust preferred securities for common shares or by other means, the failure of a sufficient number of shareholders to participate in the rights offer or to exercise fully their rights, the failure to satisfy the conditions that require the standby purchasers to exercise fully their subscription privileges, the failure to receive assistance in substantially the form proposed to the U.S. Treasury and banking regulators, or the failure to obtain any necessary regulatory approvals;

•	difficulty in obtaining the desired treatment for the home equity restructuring transactions on our balance sheet;

•	difficulty in further reducing the company’s home equity assets, including a failure to obtain any necessary regulatory approvals or third-party consents, higher than anticipated costs in removing the home equity assets if we are able to successfully negotiate a transaction, or unanticipated regulatory constraints;

•	potential further deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending, small business lending, and franchise restaurants finance;

•	fluctuations in housing prices;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectability of our loan and lease assets, including deterioration resulting from the effects of natural disasters;

•	difficulties in accurately estimating any future repurchases of residential mortgage, home equity, or other loans or leases due to alleged violations of representations and warranties we made when selling these loans and leases to the secondary market or in securitizations;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed, including the loss of public fund deposits or any actions that may be taken by the state of Indiana and its political subdivisions;

•	competition from other financial service providers for experienced managers as well as for customers;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated lawsuits or outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, or our state-chartered bank or federal savings bank subsidiary;

•	regulatory actions that impact our Corporation, bank or thrift, including the written agreement the Corporation and its state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions on October 10, 2008, and the supervisory agreement the Corporation’s federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into with the Office of Thrift Supervision on the same day;

•	changes in the interpretation and application of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of the remaining assets and obligations of lines of business we have exited or are exiting, including the mortgage banking segment, small ticket commercial leasing segment and home equity segment; or

•	governmental changes in monetary or fiscal policies.

In addition, our past results of operations do not necessarily indicate our future results. We discuss these and other uncertainties in Section 1A, “Risk Factors,” of this report. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

Explanatory Note

In this Form 10-K, we are restating our unaudited consolidated balance sheet as of September 30, 2008 and the related unaudited consolidated statement of income for the three-month and nine-month periods ended September 30, 2008 which appeared in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 (the Third Quarter 10-Q), which was originally filed on November 10, 2008.

We do not plan to file an amendment to our Third Quarter 10-Q. You should not rely on any of the information in the previously filed Third Quarter 10-Q. For more detailed information about the restatement, please see Note 25, “Summary of Quarterly Financial Information” in the accompanying consolidated financial statements.

PART I

Item 1.	Business

General

We are a bank holding company headquartered in Columbus, Indiana with $4.9 billion in assets at December 31, 2008. We focus primarily on providing small businesses and consumers with deposit, cash management services, credit, trust services and investment advice, as well as providing the ongoing servicing of those customer accounts. Through our direct and indirect subsidiaries, we currently operate three major lines of business: commercial banking, commercial finance, and home equity. In 2006, we sold the majority of our conforming conventional first mortgage banking business. We ceased production of new home equity loans as of September 30, 2008, but continue to service loans produced prior to that time. We are seeking to exit the home equity segment as well.

We conduct our commercial and consumer lending businesses through various operating subsidiaries. Our banking subsidiary, Irwin Union Bank and Trust Company, was organized in 1871. We formed the holding company in 1972. Our direct and indirect major subsidiaries include Irwin Union Bank and Trust Company, a commercial bank, which together with Irwin Union Bank, F.S.B., a federal savings bank, conducts our commercial banking activities; Irwin Commercial Finance Corporation, a commercial finance subsidiary; and Irwin Home Equity Corporation, a consumer home equity company. In 2006, we discontinued the majority of operations at Irwin Mortgage Corporation, our mortgage banking company and formerly one of our major subsidiaries.

Our strategy is to create competitive advantage within the banking industry by serving small businesses with personalized lending, leasing, deposit and advisory services as well as consumers in the neighborhoods surrounding our bank branches. We have two principal segments: commercial banking serving selected markets in the Midwest and Southwest, and franchise finance serving restaurant franchisees nationally. In addition, we have a specialized servicing platform that services a portfolio of home equity loans that is in run-off mode and which we are seeking to sell.

Our Internet address is http://www.irwinfinancial.com.

We make available free of charge through our Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (SEC). Unless otherwise indicated, our Internet website and the information contained or incorporated in it are not intended to be incorporated into this Annual Report on Form 10-K.

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

•	Irwin Union Bank and Trust Company — organized in 1871, headquartered in Columbus, Indiana, is a full service Indiana state-chartered commercial bank with offices currently located throughout nine counties in central and southern Indiana, as well as in Grandville, Kalamazoo, Lansing and Traverse City, Michigan; Carson City and Las Vegas, Nevada; and Salt Lake City, Utah.

•	Irwin Union Bank, F.S.B. — is a full-service federal savings bank, with its home office in Columbus, Indiana, that began operations in December 2000. Currently we have offices located in Phoenix, Arizona; Costa Mesa and Sacramento, California; Louisville, Kentucky; Clayton, Missouri; Reno, Nevada; and Albuquerque, New Mexico. We closed offices in Florida and Ohio at the end of 2008, and closed the Wisconsin office in March 2009.

We discuss this line of business further in the “Commercial Banking” section of Management’s Discussion and Analysis of Financial Condition and Results of Operation (MD&A) of this report.

Commercial Finance

Established in 1999, our commercial finance line of business provides equipment and leasehold improvement financing for franchisees (mainly in the quick service restaurant sector) in the United States. Loans to franchisees often include the financing of real estate as well as equipment. In 2008, we sold the majority of our small ticket leases associated with this line of business.

We discuss this line of business further in the “Commercial Finance” section of the MD&A of this report.

Home Equity

We established this line of business when we formed Irwin Home Equity Corporation as our subsidiary in 1994, headquartered in San Ramon, California. Irwin Home Equity became a subsidiary of Irwin Union Bank and Trust in 2001. Irwin Home Equity services first mortgages and home equity loans and lines of credit nationwide. In 2008, we ceased originating home equity loans. Prior to 2008, we had originated mortgage loans, principally second mortgage loans, to homeowners with limited or no equity in their homes. Although we ceased production of new home equity loans as of September 30, 2008, we continue to service loans produced prior to that time. We are seeking to exit the home equity segment as well.

We discuss this line of business further in the “Home Equity” section of the MD&A of this report.

Discontinuance of Mortgage Banking

We discontinued our mortgage banking line of business with the sale of the majority of the assets of Irwin Mortgage Corporation. We sold the production and most of the headquarters operations of this segment in September 2006. We sold the bulk of our portfolio of mortgage servicing rights to multiple buyers, transferring these assets in early January 2007. We sold our servicing platform in January 2007. Irwin Mortgage remains engaged in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation. This segment was accounted for as discontinued operations prior to 2008. Due to its immateriality, in 2008 this former segment is reported in “Parent and Other.”

Customer Base

No single part of our lending business is dependent upon a single borrower or upon a very few borrowers nor would the loss of any one loan customer automatically have a materially adverse effect upon our business.

Our bank and thrift have a number of funding sources which are important to our operations, some of which (e.g., depositors) are customers of our institutions and for some of which (e.g., lenders) we are customers. In those instances where we have significant single relationships, on the funding side of the balance sheet, we examine certain relationship more intensively than others and have developed contingency plans for the loss of these significant customer relationships. For example, we are a member and customer of the Federal Home Loan Bank of Indianapolis. In addition, Irwin Union Bank and Trust takes deposits from municipalities in areas where we have branches. Although the majority of these deposits are insured through either the FDIC or a separate deposit insurance plan in Indiana, our ability to continue to access these municipal deposits is dependent upon our maintenance of capitalization appropriate for access to these funds in the state of Indiana. The loss of any one of these significant relationships would require changes to our funding program and may have an adverse effect on our operations. For more information about the risks related to our funding program, see the section in Item 1A (Risk Factors) below entitled “Our operations may be adversely affected if we are unable to secure adequate funding; our use of wholesale funding sources exposes us to potential liquidity risk.”

Competition

We compete nationally in the U.S. In commercial banking where our market focus is in selected markets in the Midwest and Western states, we compete against commercial banks, savings banks, credit unions and savings and loan associations, and with a number of non-bank companies including mortgage banks and brokers, insurance companies, securities firms, other finance companies, and real estate investment trusts.

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

Employees and Labor Relations

At January 31, 2009, we and our subsidiaries had a total of 853 employees, including full-time and part-time employees. We continue a commitment of equal employment opportunity for all job applicants and staff members, and management regards its relations with its employees as satisfactory.

Financial Information About Geographic Areas

We conducted part of our commercial finance line of business in Canadian markets until July of 2008, when we exited our Canadian leasing operations. Net revenues for the last three years in this line of business attributable to Canadian customers were $13 million in 2008, $18 million in 2007, and $16 million in 2006. The remainder of our revenues comes from customers and operations in the United States.

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

We and our bank subsidiaries are subject to the extensive regulatory framework applicable to bank holding companies and their subsidiaries, which means that we are subject to both state and federal examination on matters relating to “safety and soundness,” including risk management, asset quality and capital adequacy, as well as a broad range of other regulatory concerns including: insider and intercompany transactions, the adequacy of the reserve for loan losses, regulatory reporting, adequacy of systems of internal controls and limitations on permissible activities.

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

These regulatory requirements are intended primarily for the protection of depositors, the deposit insurance fund of the Federal Deposit Insurance Corporation (FDIC) and the banking system as a whole, and generally are not intended for the protection of stockholders or other investors. Regulatory agencies have a broad range of sanctions and enforcement powers if an institution fails to meet regulatory requirements, including civil money penalties, formal agreements, cease and desist orders and a regulatory takeover of our bank subsidiaries.

On October 10, 2008, our holding company and our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. On the same day, our federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into a supervisory agreement with the Office of Thrift Supervision.

The written agreement for the holding company and Irwin Union Bank and Trust Company, which holds approximately $4.3 billion or 88 percent of our total assets as of December 31, 2008, includes the elements shown in the table below, which also provides a description of the status of our efforts to meet those requirements:

Agreement Elements	Our Status

Submit a plan to strengthen board oversight of the management and operations of the holding company and the bank.	We have submitted this plan to the FRBC and DFI and are acting on it.

Submit a report from an independent consultant regarding the assessment of the bank’s management and, as appropriate, take steps to address the independent consultant’s findings.	The report was submitted in November and is being acted upon.

Submit a written liquidity and funds management plan and a contingency plan that identifies available sources of liquidity and includes adverse scenario planning.	We have submitted this plan to the FRBC and DFI and are acting on it.

Submit a capital plan that will ensure our holding company and our bank maintain sufficient capital to comply with regulatory capital guidelines and address adversely affected assets, concentration of credit, adequacy of allowance for loan and leases losses and planned growth and anticipated levels of retained earnings.	We have submitted this plan to the FRBC and DFI and are acting on it. The previously announced shareholder rights offering, standby commitments, possible Trust Preferred Stock (TruPS) exchange offers, and proposed modification to the current capital programs developed under the Emergency Economic Stabiliza-tion Act of 2008 (“EESA”) are part of this plan.

Review and revise as necessary our allowance for loan and lease losses methodology to assure compliance with relevant supervisory guidance, submit a written program for the maintenance of an adequate allowance for loan and lease losses, and within 30 days from the receipt of any regulatory report of examination, charge off all assets classified “loss.”	We have reviewed our allowance methodology and submitted the required documentation. We have submitted to the regulators an allowance program and continue our practice of charging off loans on a timely basis as required by regulation.

Submit a three-year strategic plan and a 2009 plan and budget for our holding company and the bank.	We submitted the 2009 plan and 3-year strategic plan in the fourth quarter.

Do not declare or pay any dividend, make any distributions of interest or principal on subordinated debentures or trust preferred securities, or incur, increase, or guarantee any debt or repurchase stock without prior regulatory approval.	We suspended dividends earlier in the year and have no plans for further debt issuance, nor need to issue debt to support our on-going business plan.

The supervisory agreement for Irwin Union Bank, F.S.B. (FSB), which holds approximately $0.6 billion or 12 percent of our total assets as of December 31, 2008, includes the elements shown in the table below, which also provides a description of the status of our efforts to meet those requirements:

Agreement Elements	Our Status

Maintain capital in the FSB of at least 9.0 percent Tier 1 (core) and 11.0 percent Total Capital; do not take on additional brokered deposits without prior regulatory approval.	At December 31, 2008, we met the requirement for total capital, but not for core capital due to holding excess liquidity. We have submitted a plan to the Office of Thrift Supervision to return to compliance with the core capital requirement and are acting on it. We have less than $100 million in brokered CDs in the FSB and a forward business plan that is not reliant on additional issuance.

Submit a revised business plan that defines strategies for preserving and enhancing the savings bank’s capital, limits high-risk lending activities, identifies strategies designed to improve and sustain the savings bank’s earnings, and identifies strategies to stress-test and adjust earnings forecasts based on continuing operating results, economic conditions and the credit quality of our loan portfolio.	We have submitted this plan to the OTS and are acting on it.

Do not increase total FSB assets more than the net interest credited on deposit liabilities during the prior quarter; do not make any more construction loans or land loans without prior regulatory approval.	We stopped making commercial construction and land loans in the third quarter through the FSB. We inadvertently violated, but then cured, the asset growth restriction during the fourth quarter. We have submitted a business plan to the OTS which manages our growth within the specified limits.

Restructure the management of the FSB so that it operates on an independent basis from Irwin Union Bank and Trust. Hire a full time President and Chief Executive Officer, Chief Credit Officer and Chief Financial Officer for the FSB and add at least two independent directors who are not management officials of our holding company or our bank.	We have submitted a plan to the OTS which addresses each of these points. The new executives and board members have been identified from senior managers and independent board members of the holding company. The executive officers have begun to act in their appointments on a provisional basis, pending OTS approval.
Do not have employment agreements or contracts with the FSB which contain severance provisions, “golden parachute payments,” and certain other prohibited payments without the prior approval of the OTS. In addition, do not enter into, renew or revise any third-party contracts for services outside the normal course of business without prior approval.	We have and will continue to adhere to these provisions.

We are also under the jurisdiction of the SEC and are subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC. We are listed on the NYSE under the trading symbol “IFC,” and are subject to the rules of the NYSE for listed companies.

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

Minimum Capital Requirements

The Federal Reserve imposes capital requirements on us as a bank holding company. Under these requirements, capital is classified into two categories:

Tier 1 capital, or core capital, consists of

•	common stockholders’ equity;

•	qualifying noncumulative perpetual preferred stock;

•	qualifying cumulative perpetual preferred stock and, subject to some limitations, our Trust Preferred securities; and

•	minority interests in the common equity accounts of consolidated subsidiaries;

less

•	Accumulated net gains (losses) on cash flow hedges and increase (decrease) recorded in accumulated other comprehensive income (AOCI) for defined benefit postretirement plans under FAS 158;

•	goodwill;

•	credit-enhancing interest-only strips (certain amounts only); and

•	specified intangible assets.

Tier 2 capital, or supplementary capital, consists of

•	allowance for loan and lease losses subject to limitations;

•	perpetual preferred stock and related surplus;

•	hybrid capital instruments including, to the extent not included in Tier 1 Capital, Trust Preferred securities;

•	unrealized holding gains on equity securities;

•	perpetual debt and mandatory convertible debt securities;

•	term subordinated debt, including related surplus; and

•	intermediate-term preferred stock, including related securities.

To be considered “adequately capitalized,” the Federal Reserve’s capital adequacy guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8 percent, at least 4 percent of which must be in the form of Tier 1 capital. Risk-weighted assets include assets and credit equivalent amounts of off-balance sheet items of bank holding companies that are assigned to one of several risk categories, based on the obligor or the nature of the collateral. The Federal Reserve has established a minimum Tier 1 “leverage” ratio, which is the ratio of Tier 1 capital to average assets (less goodwill and other specified intangible assets), of 4 percent. The Federal Reserve considers the Tier 1 leverage ratio in evaluating proposals presented by us to commence any new activity permitted under the BHC Act or to acquire another company.

As of December 31, 2008, the Corporation had regulatory capital below the Federal Reserve minimum levels to be considered “adequately capitalized” for the three categories listed above. At December 31, 2008, our ratio of total capital to risk weighted assets was 6.6 percent, our Tier 1 capital to risk weighted assets was 3.3 percent, and our Tier 1 leverage ratio was 3.1 percent. The Corporation has no debt covenants that are affected by these ratios, and therefore we do not expect the Corporation’s Tier 1 ratio classifications to have an adverse liquidity impact on the Corporation. In light of Irwin Union Bank and Trust’s and Irwin Union Bank, F.S.B.’s capital ratios, we do not expect the Corporation’s capital ratios to have an adverse effect on the liquidity or operations of the Irwin Union Bank and Trust or Irwin Union Bank, F.S.B. See the “Banking and Thrift Regulation” section for more on our bank subsidiaries’ capital ratios. We are in the process of a strategic restructuring that includes increasing capital and improving these capital ratios to levels in excess of these requirements. See “Strategy” section for further discussion.

Expansion

Under the BHC Act and the Federal Bank Merger Act, we must obtain prior Federal Reserve approval for certain activities, such as the acquisition of more than 5 percent of the voting shares of any company, including a bank or bank holding company. In reviewing applications seeking approval of merger and acquisition transactions, the Federal Reserve will consider, among other things, the competitive effect and public benefits of the transactions, the capital position of the combined organization, the applicant’s performance record under the Community Reinvestment Act (see the section on “Community Reinvestment Act” below), fair housing laws and the effectiveness of the subject organizations in combating money laundering activities.

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

As a result of the written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, the Corporation is not permitted to (1) declare or pay any dividend without the prior approval of the Federal Reserve and Indiana Department of Financial Institutions, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities without the prior approval of the Federal Reserve and Indiana Department of Financial Institutions. See above under “Supervision and Regulation, General” for the requirements of this written agreement and the status of our efforts to meet those requirements. Prior to the issuance of this written agreement, on March 3, 2008, we announced that our Board of Directors had voted to defer dividend payments on the Corporation’s trust preferred securities and to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Mindful of regulatory policy and the current economic environment, the Board took these steps to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy.

The Federal Reserve expects us to act as a source of financial strength to our banking subsidiaries and to commit resources to support them. In implementing this policy, the Federal Reserve expects us to commit resources to support Irwin Union Bank and Trust, including in times when we otherwise would not consider ourselves able to do so.

Any capital loans by us to any of our bank subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of that bank subsidiary. In addition, the BHC Act provides that, in the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to Federal Deposit Insurance Corporation supervision and regulation because deposits at Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are insured by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (FDIC). The maximum FDIC insurance amount has been temporarily increased to $250,000 per depositor for all accounts in the same title and capacity, including individual retirements accounts, certain eligible deferred compensation plans, and so-called Keogh plans or HR 10 plans. In February 2009, a bill was introduced in the U.S. House of Representatives that would make permanent the current maximum FDIC insurance coverage. It is unclear whether this bill will be enacted into law.

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

As with the regulations applicable to bank holding companies, the Federal Reserve requires all state member banks to meet a minimum ratio of qualifying total capital to weighted risk assets of 8 percent, of which at least 4 percent should be in the form of Tier 1 capital. The minimum ratio of Tier 1 capital to average assets, or the leverage ratio, for banking institutions rated composite “1” under the uniform rating system of banks and not experiencing or anticipating significant growth is 3 percent. For all other institutions, the minimum ratio of Tier 1 capital to total assets is 4 percent.

Banking institutions with supervisory, financial, operational, or managerial weaknesses are expected to maintain capital ratios well above the minimum levels, as are institutions with high or inordinate levels of risk. Banks experiencing or anticipating significant growth are also expected to maintain capital, including tangible capital positions, well above the minimum levels. A majority of such institutions generally have operated at capital levels ranging from 1 to 2 percentage points above the stated minimums. Higher capital ratios could be required if warranted by the particular circumstances or risk profiles of individual banks. The standards set forth above specify minimum supervisory ratios based primarily on broad credit risk considerations. Banks, including ours, are generally expected to operate with capital positions above the minimum ratios.

Similarly the Office of Thrift Supervision (OTS) requires savings banks such as Irwin Union Bank, F.S.B., to maintain certain regulatory capital minimums. While retaining the authority to set capital ratios for individual savings banks, the OTS prescribes minimum total risk-based capital, Tier 1 risk-based capital and Core Capital (Tier 1 capital divided by adjusted total assets) ratios. The October 10, 2008 supervisory agreement with the OTS requires Irwin Union Bank, F.S.B. to maintain a minimum total risk-based capital ratio of 11 percent and a core capital ratio of 9 percent.

At December 31, 2008, Irwin Union Bank and Trust had a total risk-based capital ratio of 9.3 percent, a Tier 1 capital ratio of 7.3 percent, and a leverage ratio of 6.7 percent. The total risk-based capital ratio causes Irwin Union Bank and Trust to be categorized as “adequately capitalized.” At December 31, 2008, Irwin Union Bank, F.S.B. had a total risk-based capital ratio of 11.2 percent, a Tier 1 capital ratio of 9.9 percent, and a core capital ratio of

8.2 percent. Because the supervisory agreement with the OTS requires Irwin Union Bank, F.S.B. to maintain a specific capital level, Irwin Union Bank, F.S.B. is considered “adequately capitalized.” The core capital ratio at Irwin Union Bank, F.S.B. fell below the 9 percent minimum requirement at December 31, 2008, due to the fact that we were carrying an excess of liquidity at year-end as a risk management strategy reflective of the environment for banks and thrifts. Subsequently, we developed and submitted to the OTS a plan to increase this ratio to a level that is back in excess of the required minimum. As a result of being classified as “adequately capitalized,” both Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are no longer able to accept brokered deposits without a waiver from the FDIC and are effectively subject to certain restrictions on the yield they may pay on deposits.

The risk-based capital guidelines also provide that an institution’s exposure to declines in the economic value of the institution’s capital due to changes in interest rates must be considered as a factor by the agencies in evaluating the capital adequacy of a bank or savings association. This assessment of interest rate risk management is incorporated into our banks’ overall risk management rating and used to determine management’s effectiveness.

Prompt Corrective Action

Under current law, the federal banking agencies possess broad powers to take “prompt corrective action” in connection with depository institutions that do not meet minimum capital requirements. The Federal Deposit Insurance Act, as amended (FDIA), establishes five capital categories for insured depository institutions for this purpose: “well-capitalized,” adequately capitalized,” “undercapitalized,” “significantly undercapitalized” and “critically undercapitalized.” To be considered “well-capitalized” under these standards, an institution must maintain a total risk-based capital ratio of 10 percent or greater; a Tier 1 risk-based capital ratio of 6 percent or greater; a leverage capital ratio of 5 percent or greater; and not be subject to any order or written directive to meet and maintain a specific capital level for any capital measure. An “adequately capitalized” institution must have a Tier 1 capital ratio of at least 4 percent, a total capital ratio of at least 8 percent and a leverage ratio of at least 4 percent. Under these standards, federal savings banks must meet three minimum capital standards: an 8 percent risk-based capital ratio, a 4 percent leverage ratio (or 3 percent for those assigned a composite rating of 1), and a 1.5 percent tangible capital ratio. The FDIA also requires the bank regulatory agencies to implement systems for “prompt corrective action” for institutions that fail to meet minimum capital requirements within the five capital categories, with progressively more severe restrictions on operations, management and capital distributions according to the category in which an institution is placed. Failure to meet capital requirements can also cause an institution to be directed to raise additional capital.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

Insurance of Deposit Accounts

As FDIC-insured institutions, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are required to pay deposit insurance premiums based on the risk they pose to the Deposit Insurance Fund. As a result of the Federal Deposit Insurance Reform Act of 2005 (FDI Reform Act), the FDIC adopted a revised risk-based assessment system to determine assessment rates to be paid by member institutions such as Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. Under this revised assessment system, risk is defined and measured using an institution’s supervisory ratings with certain other risk measures, including certain financial ratios. The annual rates for 2008 for institutions in risk category I range from 5 to 7 basis points; the rate for institutions in risk category II is 10 basis points; the rate for institutions in risk category III is 28 basis points; and the rate for category IV is 43 basis points. On December 16, 2008, however, the FDIC adopted a final rule, effective as of January 1, 2009, increasing risk-based assessment rates uniformly by seven basis points (on an annual basis) for the first quarter of 2009. In October 2008, the FDIC also proposed changes to take effect beginning in the second quarter of 2009 that would require institutions deemed to be higher risk to pay increased rates. The FDIC is currently evaluating alternatives for additional assessment for all depositories in an effort to formulaically replenish its insurance fund.

The FDIA, as amended by the FDI Reform Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (DRR), for a particular year within a range of 1.15 percent to 1.50 percent. For 2009, the FDIC has set the DRR at 1.25 percent, which is unchanged from 2008 levels. Under the FDI Reform Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to increase deposit insurance assessments above current levels.

In addition to deposit insurance fund assessments, the FDIC assesses all insured deposits a special assessment to fund the repayment of debt obligations of the Financing Corporation (FICO). FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The FICO annual assessment rate for the fourth quarter of 2008 was 1.10 cents per $100 deposits and will rise to 1.14 cents per $100 of deposits for the first quarter of 2009.

Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Dividend Limitations

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts.

In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. As a result of our losses in 2007 and 2008, Irwin Union Bank and Trust cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceed dividends during the same periods. Our ability to pay dividends on our Trust Preferred, non-cumulative perpetual preferred, and common stock is dependent on our ability to dividend from Irwin Union Bank and Trust, for which prior approval would be necessary.

As a result of the written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, Irwin Union Bank and Trust is not permitted to declare or pay any dividend without the prior approval of the Federal Reserve and Indiana Department of Financial Institutions. Mindful of regulatory policy and the current economic environment, the Board took steps such as reduced operating expenses, loan sales and reduced loans originations to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy. See the discussion above on “Dividends” in the section on “Bank Holding Company Regulation.”

In most cases, savings banks, such as Irwin Union Bank, F.S.B., are required either to apply to or to provide notice to the OTS regarding the payment of dividends. The savings association must seek approval if it does not qualify for expedited treatment under OTS regulations, or if the total amount of all capital distributions for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years, or the savings association would not be adequately capitalized following the dividend, or the proposed dividend would violate a prohibition in any statute, regulation or agreement with the OTS. In other circumstances, a simple notice is sufficient. At this time Irwin Union Bank, F.S.B. cannot declare a dividend to us without regulatory approval.

Our ability and the ability of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. to pay dividends also may be affected by the various capital requirements and the prompt corrective action standards described above under “Prompt Corrective Action.” Our rights and the rights of our shareholders and our creditors to participate in any distribution of the assets or earnings of our subsidiaries also is subject to the prior claims of creditors of our subsidiaries including the depositors of a bank subsidiary.

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

Brokered Deposits and Public Funds

Brokered deposits include funds obtained, directly or indirectly, by or through a deposit broker for deposit into one or more deposit accounts. Well-capitalized institutions are not subject to limitations on brokered deposits, while an adequately capitalized institution is able to accept, renew or rollover brokered deposits only with a waiver from the FDIC and is effectively subject to certain restrictions on the yield paid on deposits. Undercapitalized institutions are not permitted to accept brokered deposits. As a result of the supervisory agreement with the Office of Thrift Supervision, Irwin Union Bank, F.S.B. (which holds approximately 12% of our total assets) may not accept brokered deposits unless it receives the prior approval of the Federal Deposit Insurance Corporation. Although we have applied for approval, there is no guarantee that it will be obtained. Moreover, even if such an approval is granted, the supervisory agreement with the Office of Thrift Supervision would still impose limitations on Irwin Union Bank, F.S.B.’s freedom to set rates for brokered deposits. In addition, as a result of Irwin Union Bank and Trust being an “adequately capitalized” institution, it also is no longer able to accept brokered deposits without a waiver from the FDIC and is effectively subject to certain restrictions on the yield it may pay on deposits.

Another significant source of funding for Irwin Union Bank and Trust Company is public funds, the majority of which are in the State of Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund and, in some cases, by the FDIC. Irwin Union Bank continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Company’s plans to improve the Banks’ capital ratios through the completion of transactions that would remove substantial home equity assets from our balance sheet and to raise additional capital. As with any bank, our Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the Bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.

Safety and Soundness Standards

The FDIA requires the federal bank regulatory agencies to prescribe standards, by regulations or guidelines, relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and such other operational and managerial standards as the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder.

In addition, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the “prompt corrective action” provisions of FDIA. See “Prompt Corrective Action” above. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties.

As discussed above, on October 10, 2008, our holding company and our state-chartered bank subsidiary, Irwin Union Bank and Trust entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. On the same day, our federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into a supervisory agreement with the Office of Thrift Supervision. The requirements of these agreements and the status of our efforts to meet those requirements are described above under “Supervision and Regulation, General.” We believe that we have complied in all material aspects with all the requirements and restrictions in these agreements. An exception was that as of December 31, 2008, we were not in compliance with the requirement that the Core Capital (Tier 1 capital to adjusted total assets) of Irwin Union FSB be in excess of 9.0%. We are taking actions to remediate this non-compliance through the reduction of liquid assets and loans. We also inadvertently violated, but then cured, the asset growth restriction during the fourth quarter. We have submitted a business plan to the OTS which manages our growth within the specified limits. However, our regulators could revise the terms of the written and supervisory agreements to modify existing requirements or add new ones, or could take supervisory actions in addition to the written and supervisory agreements. The failure to comply with the terms of the written and supervisory agreements, or other regulatory requirements that could be imposed in the future, could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our bank subsidiaries.

Depositor Preference

The FDIA provides that, in the event of the “liquidation or other resolution” of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution. If an insured depository institution fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the United States and the parent bank holding company, with respect to any extensions of credit they have made to such insured depository institution.

Cross-Guarantee Provisions

Each insured depository institution “controlled” (as defined in the BHC Act) by the same bank holding company can be held liable to the FDIC for any loss incurred, or reasonably expected to be incurred, by the FDIC due to the default of any other insured depository institution controlled by that holding company and for any assistance provided by the FDIC to any of those banks that is in danger of default. Such a “cross-guarantee” claim against a depository institution is generally superior in right of payment to claims of the holding company and its affiliates against that depository institution.

Transactions with Affiliates

There are various legal restrictions on the extent to which the Corporation and its non-bank subsidiaries may borrow or otherwise obtain funding from Irwin Union Bank and Trust. Under Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation. We (and our subsidiaries) may only engage in lending and other “covered transactions” with non-bank and non-savings bank affiliates to the following extent: (a) in the case of any single such affiliate, the aggregate amount of covered transactions of Irwin Union Bank and Trust and its subsidiaries may not exceed 10% of the capital stock and surplus of Irwin Union Bank and Trust; and (b) in the case of all affiliates, the aggregate amount of covered transactions of Irwin Union Bank and Trust and its subsidiaries may not exceed 20% of the capital stock and surplus of Irwin Union Bank and Trust. Covered transactions also are subject to certain collateralization requirements. “Covered transactions” are defined by statute to include a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All Covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on market terms.

The Home Owners’ Loan Act applies Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve’s Regulation W to every savings bank in the same manner and to the same extent as if the savings bank were a member bank of the Federal Reserve Board. As a result, all transactions between Irwin Union Bank, F.S.B. and the Corporation (or its non-bank subsidiaries) are subject to the same requirements and restrictions described above.

Anti-Money Laundering Laws

Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. are subject to the Bank Secrecy Act and its implementing regulations and other anti-money laundering laws and regulations, including the USA PATRIOT Act of 2001. Among other things, these laws and regulations require Irwin Union Bank and Trust and Irwin Union Bank F.S.B. to take steps to prevent the use of each institution for facilitating the flow of illegal or illicit money, to report large currency transactions and to file suspicious activity reports. Each bank also is required to develop and implement a comprehensive anti-money laundering compliance program. Banks also must have in place appropriate “know your customer” policies and procedures. Violations of these requirements can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s anti-money laundering activities when reviewing bank mergers and bank holding company acquisitions.

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

As part of the home equity line of business, in conjunction with its subsidiary, Irwin Home Equity, Irwin Union Bank and Trust originated home equity loans through its branch in Carson City, Nevada. Irwin Union Bank and Trust used interest rates and loan terms in these home equity loans and lines of credit that were authorized by Nevada law, but might not be authorized by the laws of the states in which the borrowers were located. As a state member bank insured by the FDIC, Irwin Union Bank and Trust was authorized by Section 27 of the FDIA to charge interest at rates allowed by the laws of the state where the bank is located, including at a branch located in a state other than the Bank’s home state, regardless of any inconsistent state law, and to apply these rates to loans to borrowers in other states. Irwin Union Bank and Trust relied on Section 27 of the FDIA and the FDIC opinion in conducting its home equity business described above. Any change in the FDIC’s interpretation of Section 27 of the FDIA, or any successful challenge as to the permissibility of these activities, could result in loan modifications or repurchase risk.

Recently Adopted and Proposed Federal and State Laws and Regulations

Emergency Economic Stabilization Act of 2008

In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 (EESA). The primary feature of the EESA is the establishment of a troubled asset relief program (TARP), under which the U.S. Treasury Department (UST) was authorized to use up to $700 billion to purchase troubled assets, including mortgage-backed and other securities, from financial institutions and to make equity investments in banks (and possibly other financial institutions) through the Capital Purchase Program (CPP) for the purpose of stabilizing the financial markets. Until the change in administration, the UST focused on the CPP and did not engage in purchases of troubled assets.

On November 11, 2008, we submitted to the Federal Reserve Bank of Chicago our application for participation in the CPP. Although our application for participation in the CPP is still pending, we believe it is unlikely to be approved absent a change in policy. We have submitted to the Department of the Treasury and the banking agencies a proposed modification to the current capital programs developed under the EESA. Our proposal provides that depository institutions be eligible to receive capital from the UST if they are determined to be viable upon receipt of a combination of (i) such capital from the UST and (ii) a private sector investment that is at least equal to one-third of such capital. We believe this proposed modification would provide the following benefits: (i) significant savings to the FDIC, and ultimately taxpayers; (ii) encouraging private investment in the banking industry; (iii) increased lending throughout the country, particularly to small businesses and in areas outside of major urban centers; (iv) a reduction in bank failures, thereby increasing confidence in the banking system; (v) establishing an equitable approach for all banks regardless of size, thereby carrying out the anti-discrimination mandate of EESA and (vi) significantly contributing to the multi-front approach that federal agencies are taking to restore confidence and stability to our economy. We do not know, however, whether the UST will consider or adopt our proposed modification or whether it will be in the form we propose. Even if the modification is adopted, it is possible that we would not receive capital assistance.

If any investment made by the UST were to follow the terms of the CPP, the UST requires certain rights and preferences for the shares that we would issue to them in exchange for proceeds we would receive. The rights and preferences of the UST’s shares would have an effect on the rights of shareholders. If and when we are accepted to participate in the CPP or its equivalent, the rights and preferences of the shares we issue to the UST would be established by our board of directors by resolution consistent with the investment criteria and terms prescribed by the UST. Based on the standard documentation for the CPP, we would anticipate that the effect on the rights of our shareholders would include: (i) restrictions on the payment of dividends to holders of our common shares, (ii) restrictions on the repurchase and redemption of our capital stock that ranks junior, or equal, to shares we issue to the UST, (iii) restrictions on distributions of assets to our shareholders upon a liquidation or dissolution of our holding company until the satisfaction of any liquidation preference granted to preferred shares issued in connection with the CPP or its equivalent and (iv) dilution of shareholders’ equity interest and voting power upon exercise of warrants granted to the UST.

The issuance to the UST of preferred shares and the exercise of the warrants for common shares would reduce our earnings per common share. Any reduction in the earnings per share could reduce our share price and thereby reduce the value of the shares held by our current shareholders. One of the covenants in connection with the CPP is that if a participant fails to pay the dividend to the UST on the preferred shares for six dividend periods, then the holder of the preferred shares would have the right to elect two directors. This right to elect directors would end when full dividends have been paid for four consecutive dividend periods. If this requirement is part of a UST investment in the Corporation, we would need to expand our current board of directors only if we were to fail to pay dividends in accordance with the requirements of the preferred shares. In addition, we would be obligated to file a registration statement under the Securities Act of 1933, as amended, as soon as practicable after issuing the preferred shares and warrants to the UST for resale of the preferred shares and common shares underlying the warrants. Under the terms of the CPP, these shares would not be subject to any contractual restrictions on transferability and the UST may transfer its shares to third parties at any time.

If and when we are accepted to participate in the CPP or its equivalent, we expect the UST would require us to agree to certain limits on executive compensation for our chief executive officer, chief financial officer, and our next three most highly compensated officers. Our holding company would have to agree, with respect to each such executive: (i) not to deduct for tax purposes executive compensation in excess of $500,000; (ii) not to make any “golden parachute payment” (as defined in the Internal Revenue Code); (iii) to implement a required clawback of any incentive compensation paid based on statements of earnings or other criteria that are later proven to be materially inaccurate; and (iv) to ensure that the incentive compensation does not encourage unnecessary and excessive risks that threaten our holding company’s value. We do not believe that these limitations would require any modification of, or otherwise have any impact on, our current executive compensation plans or contracts; however, we expect that our executives would agree to accept any changes necessary to make existing agreements compliant with CPP requirements with respect to executive compensation. The restrictions could have a negative impact on our ability to recruit senior executives while the restrictions apply.

From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Corporation in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. We cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Corporation. A change in statutes, regulations or regulatory policies applicable to the Corporation or any of its subsidiaries could have a material effect on the business of the Corporation.

Executive Officers

Our executive officers are elected annually by the Board of Directors and serve until their successors are qualified and elected. In addition to our Chief Executive Officer, Chairman and President, Mr. William I. Miller (52), who also serves as a director, our executive officers are listed below as of January 31, 2009.

Gregory F. Ehlinger (46) has been our Chief Financial Officer since August of 1999. He was a Senior Vice President from August 1999 to February 5, 2008. He has been one of our officers since August 1992.

Bradley J. Kime (48) has been President of our Commercial Banking line of business since May 2003 and President of Irwin Union Bank F.S.B. since December 2000. He has served in several officer positions since joining Irwin in 1986.

Jocelyn Martin-Leano (47) has served as President of our Home Equity line of business since July 1, 2006, having been Interim President for the six months prior to that. She has served in officer positions since joining Irwin in 1995.

John W. Rinaldi (61) was named President of the Commercial Finance line of business and one of our executive officers in October, 2008. He has been President of Irwin Franchise Capital Corporation since January 2002.

Matthew F. Souza (52) was named Chief Administrative Officer as of February 5, 2008. He was our Senior Vice President-Ethics from August 1999 to February 5, 2008, and has been our Secretary and an officer since 1986.

John Wilcox (52) was named to succeed Mr. Kime as President of Irwin Union Bank, F.S.B. in January 2009. From 2006 to the end of 2008, Mr. Wilcox served as the Senior Vice President, Regional Executive of IUB, Las Vegas, Nevada.

Item 1A.	Risk Factors

An investment in our securities involves a number of risks. We urge you to read all of the information contained in this Report on Form 10-K. In addition, we urge you to consider carefully the following factors in evaluating an investment in our common shares.

Risks Related to an Investment in Us

Our independent registered public accountants have expressed substantial doubt about our ability to continue as a going concern.

In their audit report for the year ended December 31, 2008, our independent registered public accountants have stated that certain matters raise substantial doubt about our ability to continue as a going concern. We have been significantly and negatively impacted by the events and conditions impacting the banking industry. We and the industry have been adversely affected by rising unemployment, declining real estate and financial asset prices, and rising delinquency and loss rates on loans. These in turn have caused significant losses, reduced our capital materially, and had other follow-on consequences. While it has not yet occurred, there is the potential for these events to impact our on-going access to liquidity sources. In addition, some of our on-going operations, particularly our ability to continue to access our traditional funding sources, are impacted by our regulatory capital ratios and regulatory standing. Should management be unable to execute on its plans, including restoring and maintaining its capital ratios at amounts that would result in its ratios being sufficient to be declared “well capitalized,” there could be a doubt on our ability to remain a going concern. Our audited financial statements were prepared under the assumption that we will continue our operations on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business. Our financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. If we cannot continue as a going concern, our shareholders will lose some or all of their investment in the Company.

The price of our common shares may fluctuate significantly, and this may make it difficult for shareholders to resell common shares they own at times or at prices they find attractive.

The price of our common shares on the NYSE constantly changes. We expect that the market price of our common shares will continue to fluctuate.

Our stock price may fluctuate as a result of a variety of factors, some of which are beyond our control. These factors include:

•	quarterly variations in our operating results or the quality of our assets;

•	operating results that vary from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;

•	announcements of innovations, new products, strategic developments, significant contracts, acquisitions and other material events by us or our competitors;

•	the operating and securities price performance of other companies that investors believe are comparable to us;

•	future sales of our equity or equity-related securities;

•	our past and future dividend practice;

•	our creditworthiness;

•	interest rates;

•	the credit, mortgage and housing markets, the markets for securities relating to mortgages or housing, and developments with respect to financial institutions generally;

•	the market for similar securities; and

•	economic, financial, geopolitical, regulatory, congressional or judicial events and actions that affect us or the financial markets.

Accordingly, our common shares may trade at a price lower than that at which they were purchased. In addition, in recent months, the stock market in general experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies and particularly those in the financial services and banking sector, including for reasons unrelated to their operating performance. These broad market fluctuations may persist, and could adversely affect our stock price, regardless of our operating results.

There may be future sales or other dilution of our equity, which may adversely affect the market price of our common shares.

We are not restricted from issuing additional common shares, including any securities that are convertible into or exchangeable for, or that represent the right to receive, common shares, as well as any common shares that may be issued pursuant to our shareholder rights plan. The market price of our common shares could decline as a result of sales of our common shares or the perception that such sales could occur. The market price of our common shares could also decline if we issue additional common shares in connection with an exchange of a portion of our trust preferred shares for our common shares or warrants associated with the receipt of an investment from the U.S. government. At this time, we are unable to determine whether we will complete these transactions or the number of shares that we will issue in connection with any exchange offer.

The trading volume in the Corporation’s common shares is less than that of other larger financial services companies.

Although the Corporation’s common shares are listed for trading on the NYSE, the trading volume in its common shares is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of the Corporation’s common shares at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which the Corporation has no control. Given the lower trading volume of the Corporation’s common shares, significant sales of the Corporation’s common shares, or the expectation of these sales, could cause the Corporation’s share price to fall.

You may not receive dividends on the common shares.

Holders of our common shares are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. On March 3, 2008, we announced that our board of directors voted to suspend payment of dividends on our common, preferred and trust preferred securities. In addition, as a result of the written agreement that we and Irwin Union Bank and Trust Company entered into on October 10, 2008, with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we are not permitted to (1) declare or pay any dividend, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, without the prior written approval of these regulators. As a result we cannot declare a dividend on our common shares. Although we can seek to obtain a waiver of this prohibition, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions may choose not to grant such a waiver and we would not expect to be granted a waiver or be released from this obligation until our financial performance improves significantly. Therefore, we may not be able to resume payments of dividends in the future.

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

Our ability to pay dividends in the future depends predominantly on our ability to dividend from our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, to our holding company, for which prior approval from our regulators and additional action by our board of directors will be necessary. As a result of the written agreement that we and Irwin Union Bank and Trust Company entered into on October 10, 2008, with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, Irwin Union Bank and Trust Company, is not permitted to (1) declare or pay any dividend, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, without the prior written approval of these regulators. As a result, Irwin Union Bank and Trust Company cannot declare a dividend to us. Although Irwin Union Bank and Trust Company can seek to obtain a waiver of this prohibition, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions may choose not to grant such a waiver and we would not expect to be granted a waiver or be released from this obligation until our financial performance improves significantly. Therefore, Irwin Union Bank and Trust Company may not be able to resume payments of dividends to our holding company in the future.

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing volatility and disruption for more than a year, and at times, the volatility and disruption has reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without apparent regard to those issuers’ underlying financial strength. If the current levels of market disruption and volatility continue or worsen, we could experience further adverse effects, which may be material, on our ability to access capital and on our results of operations.

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

These and other provisions of Indiana law and our governing documents are intended to provide the board of directors with the negotiating leverage to achieve a more favorable outcome for our shareholders in the event of an offer for the company. However, these same anti-takeover provisions could have the effect of delaying, deferring or preventing a transaction or a change in control that might be in the best interest of our shareholders.

Risks Related to the Capital and Credit Markets

The current economic environment poses significant challenges for us and could adversely affect our financial condition and results of operations.

We are operating in a highly challenging and uncertain economic environment, including generally uncertain national conditions and local conditions in our markets. Financial institutions continue to be affected by sharp declines in the real estate market and constrained financial markets. While we are taking steps to decrease and limit our exposure to residential mortgage loans, home equity loans and lines of credit, and construction and land loans, we nonetheless retain significant direct exposure to the residential and commercial real estate markets as a result of our holdings of these types of loans, and we are affected by these events. Our commercial banking line of business has a substantial portfolio of construction and land development loans. Continued declines in real estate values, home sales volumes and financial stress on borrowers as a result of the uncertain economic environment, including job losses, could have an adverse effect on our borrowers or their customers, which could adversely affect our financial condition and results of operations. The decline in our financial performance over the last two years, and the reduction in capital ratios during 2008 have subjected us to increased regulatory scrutiny and restrictions in the current environment. In addition, the continuing national economic recession and further deterioration in local economic conditions in our markets could drive losses beyond that which is provided for in our allowance for loan losses and result in the following other consequences: loan delinquencies, problem assets, foreclosures and loan charge-offs may increase; continued deterioration of our capital ratios, demand for our products and services may decline; deposits may decrease, which would adversely impact our liquidity position; and collateral for our loans, especially real estate, may decline in value, in turn reducing customers’ borrowing power, and reducing the value of assets and collateral associated with our existing loans. If our capital ratios or liquidity position deteriorate, we potentially face regulatory action, including a takeover of Irwin Union Bank and Trust and Irwin Union Bank, F.S.B., which could affect our ability to continue as a going concern.

Our inability to participate in the UST’s CPP (or its equivalent) could have negative adverse effects on our share price, the rights offer and our future growth prospects.

In response to the financial crises affecting the banking system and financial markets, on October 3, 2008, President Bush signed into law the EESA. The primary feature of the EESA is the establishment of a TARP, under which the UST was authorized to use up to $700 billion to purchase troubled assets, including mortgage-backed and other securities, from financial institutions and to make equity investments in banks (and possibly other financial institutions) through the CPP (and subsequently the Capital Assistance Program or CAP) for the purpose of stabilizing the financial markets. The standby commitments for our shareholder rights offering were entered into prior to the announcement of TARP. These standby commitments contained a condition that our capital plan be acceptable to our regulators. Subsequently, we applied for an investment under the CPP. Our standby investors now consider the approval of a TARP investment in us as the best indication of regulatory acceptance of our capital plan. Although our application for participation in the CPP is still pending, we believe it is unlikely to be approved absent a change in policy. We have submitted to the Department of the Treasury and the banking agencies a proposed modification to the current capital programs developed under the EESA. See the “Recently Adopted and Proposed Federal and State Laws and Regulations” section above. In the event our proposal to the Treasury is not accepted or we are not approved under a change in policy, we would not have the benefits provided by a significant increase in our capital, whereas certain of our competitors may have this capital available to support their activities. In addition, because of the extensive publicity of the CPP and certain market perceptions as to the financial health of institutions that are denied access to the CPP, the effect on our share price, our ability to raise capital, our future ability to grow organically, and our liquidity could be adversely affected.

More generally, we do not know what long-term impact the TARP, the CPP or the CAP will have generally on the financial markets, including the extreme levels of volatility currently being experienced. If the TARP, the CPP or the CAP does not have its intended beneficial effect on the participating financial institutions and the market more generally, the financial markets could be affected materially and adversely, which in turn could materially and adversely affect our business, financial condition and results of operations.

The EESA is relatively new legislation and, as such, is subject to change and evolving interpretation. The Obama Administration has already begun making changes in the TARP programs from the way they were originally administered under the Bush Administration. There can be no assurances as to the effects that such changes will have on the effectiveness of the EESA, or our ability to participate in any programs, or ultimately on our businesses, financial condition or results of operations.

If we participate in the CPP or its equivalent your ownership interest and voting power will be diluted and other rights of shareholders could be adversely affected.

Based on the standard documentation for the CPP, if we participate in the CPP or its equivalent, the effects on the rights of our shareholders will likely include: (i) restrictions on the payment of dividends to holders of our common shares and (ii) restrictions on distributions of assets to our shareholders upon a liquidation or dissolution of our holding company and until the satisfaction of any liquidation preference granted to preferred shares issued in connection with the CPP. In addition, shareholders would suffer dilution of their equity interest and voting power upon exercise of any warrants granted to the UST. See the “Recently Adopted and Proposed Federal and State Laws and Regulations” section above.

We may need to raise additional capital in the future and such capital may not be available when needed or at all.

We are attempting to raise additional capital to meet the goals of our Capital Plan. Our ability to raise additional capital, will depend on, among other things, initiatives such as the UST’s CPP, conditions in the capital markets which are outside of our control, and our financial performance. The loss of confidence in financial institutions in general, or in the Corporation in particular (including as a result of our independent public accountants opinion that there is substantial doubt about the Corporation’s ability to continue as a going concern) may impede our ability to raise capital.

We cannot assure you that such capital will be available to us. Any occurrence that may limit our access to the capital markets may adversely affect our ability to operate and as such, could have a materially adverse effect on our businesses, financial condition and results of operations.

Risks Related to Our Business

We may be adversely affected by a general deterioration in economic conditions.

The risks associated with our business become more acute in periods of a slowing economy or slow growth such as we experienced during 2008 and which has continued into 2009. Economic declines may be accompanied by a decrease in demand for consumer and commercial credit and declining real estate and other asset values. The credit quality of commercial loans and leases where the activities of the borrower or vendor are related to housing and other real estate markets may decline in periods of stress in these industries. Delinquencies, foreclosures, credit losses, and servicing costs generally increase during economic slowdowns or periods of slow growth such as the one we are presently experiencing.

Although we are in the process of exiting our home equity line of business, as described more fully in “Strategy” we continue to have exposure to losses so long as we hold a portfolio of loans. As such, a material decline in real estate values may reduce the ability of borrowers to use home equity to support borrowings and could increase the loan-to-value ratios of loans we have previously made, thereby weakening collateral coverage and increasing the possibility of a loss in the event of a default. A decline in real estate values could also materially lower runoff in our existing portfolio, effectively extending the average life of the loans in the portfolio (and therefore prolonging the period we are exposed to losses).

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

Reductions in interest rates expose us to write-downs in the carrying value of the mortgage servicing assets we hold on our balance sheet. Some of these assets are marked to market value and others are recorded at the lower of their cost or market value and a valuation allowance is recorded for any impairment. Decreasing interest rates often lead to increased prepayments in the underlying loans, which requires that we write down the carrying value of these servicing assets. The change in value of these assets, if improperly hedged or mismanaged, could adversely affect our operating results in the period in which the impairment occurs.

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

Due to the sale of mortgage servicing rights and the loss of escrow deposits associated with those servicing rights in 2007, we have increased our reliance on wholesale funding, such as Federal Home Loan Bank borrowings, public funds, and brokered deposits in recent quarters. Because wholesale funding sources are affected by general capital market conditions, the availability of funding from wholesale lenders and depositors may be dependent on the confidence these parties have in commercial banking, franchise finance, and consumer finance businesses. While we have processes in place to monitor and mitigate these funding risks, the continued availability to us of these funding sources is uncertain, and we could be adversely impacted if our business segments become disfavored by wholesale lenders or large depositors. Because the supervisory agreement with the Office of Thrift Supervision requires Irwin Union Bank, F.S.B. (which held approximately 12 percent of our total assets as of December 31, 2008) to maintain a specific capital level, Irwin Union Bank, F.S.B. is considered “adequately capitalized.” Irwin Union Bank and Trust is also considered “adequately capitalized” as a result of its capital ratios as of December 31, 2008. As a result, neither Irwin Union Bank and Trust or Irwin Union Bank, F.S.B. is permitted to accept additional brokered deposits unless it receives the prior approval of the Federal Deposit Insurance Corporation. Although we have applied for approval for Irwin Union Bank, F.S.B. and intend to apply for approval for Irwin Union Bank and Trust, these approvals might not be granted. Therefore, Irwin Union Bank, F.S.B. and Irwin Union Bank and Trust may continue not to be able to accept brokered deposits in the future. Moreover, even if such an approval is granted, the supervisory agreement would still impose limitations on Irwin Union Bank, F.S.B.’s freedom to set rates for brokered deposits.

Another significant source of funding for Irwin Union Bank and Trust Company is public funds, the majority of which are in the State of Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund and in some cases by the FDIC. Irwin Union Bank continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Company’s plans to improve the Banks’ capital ratios through the completion of transactions that would remove substantial home equity assets from our balance sheet and to raise additional capital. As with any bank, our Bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the Bank undercapitalized at any time regardless of its current capital ratios.

Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.

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

As announced in July 2008, we agreed to securitize $268 million of home equity whole loans. The securitization is treated as a financing and, as such, the loans remain on our balance sheet. We will evaluate the performance of the loans on a regular basis. A number of factors, including, but not limited to, changes in regulatory or accounting interpretations, changes to our accounting policy, or contractual triggers, could cause us to accelerate the recognition of losses in a single period or a small number of successive periods. If that were to occur, it may have a material adverse affect on our results of operations and capital position for such periods.

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

We review the adequacy of these reserves and the underlying estimates on a periodic basis and we make adjustments to the reserves when required. However, our actual losses could exceed our estimates and negatively impact our earnings. As part of our written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we and Irwin Union Bank and Trust Company agreed to review and revise as necessary our allowance for loan and lease losses methodology to assure compliance with relevant supervisory guidance and to maintain an acceptable program for the maintenance of an adequate allowance for loan and lease losses going forward. As a result of such review, we determined that the documentation supporting our loan and lease loss reserves methodology should be enhanced and we subsequently implemented these enhancements. Although these enhancements did not result in any changes to any of our previously-reported reserves, such reserves may change in the future as economic and borrower conditions change.

We hold in our portfolio a significant number of construction, land and home equity loans, which may pose more credit risk than other types of mortgage loans.

In light of current economic conditions, construction and land loans and home equity loans and lines of credit are considered more risky than other types of mortgage loans. Due to the disruptions in credit and housing markets, many of the developers to whom we lend experienced a dramatic decline in sales of new homes from their projects. As a result of this unprecedented market disruption, a material amount of our land and construction portfolio has or may become non-performing as developers are unable to build and sell homes in volumes large enough for orderly repayment of loans. At December 31, 2008, our $4.4 billion loan and lease portfolio included $0.5 billion (or about 10 percent) of real estate construction and land development (C&LD) loans. Included in the $0.5 billion of C&LD loans were $70 million (or about 15 percent) that were nonperforming. The highest concentration of these nonperforming loans is in the Phoenix and Las Vegas markets, which make up about 10 percent of our C&LD loan portfolio.

In addition, as home values decline, borrowers are increasingly defaulting on home equity lines of credit in the portfolio of these loans that we hold. At December 31, 2008, we held $1.1 billion of home equity loans and lines of credit in our portfolio (which represented 18 percent of our total loan portfolio). Included in the $1.1 billion of home equity loans and lines of credit were $53 million (or 5 percent) that were categorized as nonperforming.

Since May 1, 2008, we have limited our offering of construction and land development loans to an exception basis only. Between May 1, 2008 and December 31, 2008, we have originated only $20 million of these loans. Additionally, since August 21, 2008, we have ceased offering loans and lines of credit in our home equity line of business. Between August 21, 2008 and December 31, 2008, we funded $3 million in loans and lines of credit in our home equity line of business that were previously contracted for, but we have not originated any new loans in this segment since August 21, 2008. We believe we have established adequate reserves on our financial statements to cover the credit risk of these loan portfolios. However, losses could exceed our reserves, and ultimately result in a material level of charge-offs, which could adversely impact our results of operations, liquidity and capital.

We may be required to repurchase mortgage loans that we previously sold because of breaches of representation and warrants we made when selling the loans.

We retain limited credit exposure from the sale of mortgage loans. When we sell mortgage loans, we make industry standard representations and warranties to the transferee regarding the loans. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties we have made to a transferee, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing alleged breaches of these representations and warranties. Given the significant delinquencies in higher combined-loan-to-

value or loan-to-value products, we expect that claims for repurchases pursuant to contractual representation and warranties will increase. We have built a model to estimate a repurchase liability for losses that are probable and estimable based on expectations of paydowns, expected lives, default probabilities and losses given default derived from a combination of our historic experience and industry data. We have established a $10 million liability for what we consider as probable and reasonably estimable losses. However, losses attributable to repurchases could ultimately exceed our liability.

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

Our ability to retain executive officers and the current management teams of each of our lines of business and our holding company continues to be important to implement our strategies successfully. As we complete our restructuring and have a more streamlined business model, it may be more difficult to retain some of our key managers. In our written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we agreed to engage an independent consultant to assess the Corporation’s management and to take steps by December 9, 2008, to address the independent consultant’s findings, including hiring additional or replacement officers, if necessary. A report prepared by the independent consultant was submitted to the regulators and we have taken steps to address the consultant’s findings. The implementation of these steps is ongoing. The restrictions that the written agreements place on our ability to enter into and make payments pursuant to severance agreements may make it difficult to attract persons of high quality to fill management positions.

Ownership of our common shares is concentrated in persons affiliated with us.

Our Chairman and CEO, William I. Miller, currently has voting control, including common shares beneficially held through employee stock options that are exercisable within 60 days of January 31, 2009, of approximately 38 percent of our common shares. Together with Mr. Miller, directors and executive officers of Irwin beneficially own, including the right to acquire common stock through employee stock options that are exercisable within 60 days of January 31, 2009, approximately 42 percent of our common shares. These persons likely have the ability to substantially control the outcome of all shareholder votes and to direct our affairs and business. This voting power would enable them to cause actions to be taken that may prove to be inconsistent with the interests of non-affiliated shareholders.

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

We have entered into written agreements with our regulators and our business is affected by the highly regulated environment in which we operate.

We and our subsidiaries are subject to extensive federal and state regulation and supervision. Our failure to comply with these requirements can lead to, among other remedies, administrative enforcement actions, termination or suspension of our licenses, rights of rescission for borrowers, class action lawsuits and regulatory takeover of our bank subsidiaries. Legislation and regulations have had, may continue to have or may have significant impact on the financial services industry. Legislative or regulatory changes could make regulatory compliance more difficult or expensive for us, causing us to change or limit some of our consumer loan products or the way we operate our different lines of business. Future changes could affect the profitability of some or all of our lines of business.

On October 10, 2008, we entered into written agreements with our regulators. Our holding company and our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. Our federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into a supervisory agreement with the Office of Thrift Supervision. The Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions have extensive authority to require our holding company and the bank to correct practices that, during the course of their regular examination procedures, they identify as unlawful, unsafe, or unsound. The Office of Thrift Supervision has similar authority with respect to our savings bank. Accordingly, these regulators could revise the terms of the written agreements to modify existing requirements or add new ones, or could take supervisory actions in addition to the written agreements. The failure to comply with the terms of the written agreements, or other regulatory requirements that could be imposed in the future, could result in significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our bank subsidiaries.

The written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions requires, among other things, that we submit a capital plan that will ensure our holding company and Irwin Union Bank and Trust Company maintain sufficient capital to comply with regulatory capital guidelines and to address the volume of our adversely affected assets, concentration of credit, adequacy of our allowance for loan and lease losses, planned growth and anticipated levels of retained earnings. The supervisory agreement with the Office of Thrift Supervision requires, among other things, that Irwin Union Bank, F.S.B. maintain a Tier 1 core capital ratio of at least 9% and a Total Risk-Based Capital Ratio of at least 11%.

As a result of the written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, we and Irwin Union Bank and Trust Company are not permitted to (1) declare or pay any dividend without the prior approval of these regulators, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities, unless we obtain the prior written approval of these regulators. Therefore, we may not be able to resume payments of such dividends or distributions in the future.

In addition, like other registrants, we are subject to the requirements of the Sarbanes-Oxley Act of 2002. Failure to have in place adequate programs and procedures could cause us to have gaps in our internal control environment, putting our holding company and its shareholders at risk of loss.

These and other potential changes in government regulation or policies could increase our costs of doing business and could adversely affect our operations and the manner in which we conduct our business.

A deterioration in our regulatory capital position could adversely affect us.

The banking industry, in general, is heavily regulated. We and our subsidiaries are extensively regulated under state and federal law. Regulations of the Federal Reserve, the Indiana Department of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation apply to us specifying capital ratio requirements to be considered in various levels of capital adequacy. In addition, these regulators reserve the right to reclassify institutions that meet these standards into a lower capital category at their own discretion based on safety and soundness considerations.

At December 31, 2008, our holding company, Irwin Financial Corporation, had a total risk-based capital ratio of 6.6 percent, a Tier 1 capital ratio of 3.3 percent, and a leverage ratio of 3.1 percent, which are in the “undercapitalized” range under applicable regulatory capital standards. As a result, the parent company is considered “undercapitalized.” Irwin Financial Corporation has no debt covenants that are affected by these ratios and, therefore, we do not expect the Company’s Total, Tier 1 and leverage ratio classifications to have an adverse liquidity impact on the Company.

Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, had a total risk-based capital ratio of 9.3 percent which is within the “adequately capitalized” range, and a Tier 1 capital ratio of 7.3 percent and a leverage ratio of 6.7 percent, which are in the “well capitalized” range under applicable regulatory capital standards. As a result, Irwin Union Bank and Trust Company is considered “adequately capitalized.” In addition, because the supervisory agreement with the Office of Thrift Supervision requires our federal savings bank subsidiary, Irwin Union Bank, F.S.B., to maintain a specific level of capital, Irwin Union Bank, F.S.B. is considered “adequately capitalized,” although as of December 31, 2008, Irwin Union Bank, F.S.B. had capital levels above the statutory standards for “well capitalized.” The existence of a capital requirement for the thrift in a supervisory agreement precludes our thrift from being considered “well capitalized” regardless of the amount of capital held.

Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are no longer permitted to accept brokered deposits unless they receive the prior approval of the Federal Deposit Insurance Corporation. Although we have applied for such approval for the savings bank and intend to for the bank, either might not be granted. Both the bank and savings bank are also effectively subject to certain restrictions on the yield they may pay on deposits. Both could be assessed higher premiums by the Federal Deposit Insurance Fund and required to pay its regulators increased assessment and application fees.

Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund. Irwin Union Bank and Trust’s ongoing eligibility to accept Indiana public funds depends upon continued progress on the Company’s plans to improve Irwin Union Bank and Trust’s capital ratios through the completion of transactions that would remove substantial home equity assets from our balance sheet and to raise additional capital. If Irwin Union Bank and Trust were to be declared undercapitalized by one of its primary regulators, it would become ineligible to accept additional public funds in Indiana beyond those it already holds, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.

Moreover, if either Irwin Union Bank and Trust Company or Irwin Union Bank, F.S.B were to be considered an “undercapitalized” institution at some point in the future, either could be subject to certain prompt corrective action requirements, regulatory controls and restrictions, which become more extensive as an institution becomes more severely undercapitalized. If such actions were to be taken, it could adversely affect our business and we may have more limited access to funding.

Our bank regulators are monitoring closely our liquidity, capital adequacy and ability to continue to operate in a safe and sound manner.

As we pursue our capital raising plans, our bank regulators are monitoring liquidity and capital adequacy and evaluating the Corporation’s and our depository subsidiaries’ ability to continue to operate in a safe and sound manner. Our bank regulators have extensive authority to require the Corporation and its depository subsidiaries to correct practices that, during the course of their regular examination procedures, they identify as unsafe or unsound. This authority can take a variety of forms, including additional orders or conditions with which we would be required to comply and the assumption of control of our depository subsidiaries to protect the interests of depositors insured by the FDIC.

Our strategic restructuring will decrease the diversification of our business and significantly increase our reliance on the performance of our commercial banking and franchise finance segments. If these segments do not perform as we anticipate, the decrease in diversification could have a material adverse effect on our results of operations.

We announced a restructuring through a series of transactions to refocus on small business and local community banking. The transactions included the exit from the small ticket leasing business in the U.S. and

Canada, along with the sale of substantially all of the portfolio of loans and leases associated with these businesses. We also are in the process of exiting the home equity business through the sale or run-off of our home equity loan portfolio, as described more fully in “Strategy”, and the sale or managed reduction of the servicing platform as appropriate based on the run-off of loans.

Historically, our commercial banking and franchise finance segments were consistent and stable performers, but they have also experienced losses during the current stressed economic environment. We have taken significant loan loss provisions in our commercial banking segment. Our non-performing loans have risen over the past year and although we have provided for this decline in credit quality, if these trends worsen or if the commercial banking segment or franchise segments otherwise do not perform as we expect, our results of operations could be materially and adversely affected. We believe our strategic restructuring and focus on these businesses will ultimately improve our results, but we are no longer as diversified as we were prior to the restructuring and therefore do not have the same ability to offset negative trends or results in these segments. In addition, in order to better position ourselves to return to profitability, we have taken steps, and will take additional steps in connection with exiting the home equity business, to reduce the size and scope of our enterprise oversight group. This process involves execution risk and material downsizing risk, and may result in the unintended loss of key personnel.

The soundness of other financial institutions could adversely affect us.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. We have exposure to many different industries and counterparties, and we routinely execute transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual and hedge funds, and other institutional clients. Many of these transactions expose us to credit risk in the event of default by our counterparty or client. In addition, our credit risk may be exacerbated when the collateral held by us cannot be realized or is liquidated at prices not sufficient to recover the full amount of the loan or derivative exposure due us. Such losses could materially and adversely affect our results of operations or earnings.

We are a defendant in class actions and other lawsuits that could subject us to material liability.

We and our subsidiaries have been named as defendants in lawsuits alleging, among other things, that we violated state and federal laws in the course of making loans and leases and breached agreements. Among the allegations are that we charged impermissible and excessive rates and fees, participated in fraudulent financing, are responsible for residential lead-based paint exposure, and breached contractual provisions. Some of these cases seek class action status, which generally involves a large number of plaintiffs and could result in potentially increased amounts of loss. At the present time, we are unable to quantify the amount of loss, if any, that we could suffer in these matters because the cases are in the early stages of litigation. We have not established reserves for all of these lawsuits due to either lack of probability of loss or inability to accurately estimate potential loss. However, if decided against us, the lawsuits have the potential to affect us materially.

Our business may be affected adversely by fraud.

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

Item 1B.	Unresolved Staff Comments

Not applicable

Item 2.	Properties

Our main office is located at 500 Washington Street, Columbus, Indiana, in space owned by Irwin Union Bank and Trust. The location and general character of our other materially important physical properties as of January 31, 2009 are as follows:

Irwin Union Bank and Trust

The main office is located in four buildings at 435, 500, 520 and 526 Washington Street, Columbus, Indiana. Irwin Union Realty Corporation, a wholly-owned subsidiary of Irwin Union Bank and Trust, owns these buildings and leases them to Irwin Union Bank and Trust. Additionally, either of Irwin Union Bank and Trust or Irwin Union Realty owns the branch properties at seven other locations in Bartholomew County, Indiana. These properties have no major encumbrances. Irwin Union Bank and Trust or Irwin Union Realty owns or leases nine other branch offices in Central and Southern Indiana, four offices in Michigan, two offices in Nevada, and one in Utah.

Irwin Union Bank, F.S.B.

The home office is located at 500 Washington Street, Columbus Indiana. Irwin Union Bank, F.S.B. has eight branch offices located in Arizona(2), California (2), Kentucky, Missouri, Nevada and New Mexico. All offices are leased.

Irwin Commercial Finance Corporation

The main office of Irwin Commercial Finance Corporation is located at 500 Washington Street, Columbus, Indiana. The main office of our franchise lending subsidiary, Irwin Franchise Capital Corporation, is located in Park Ridge, New Jersey and is leased. In addition, Irwin Franchise Capital owns the building that houses its telesales center in Columbus, Nebraska.

Irwin Home Equity

The main office is located at 12677 Alcosta Boulevard, Suite 500, San Ramon, California. Irwin Home Equity occupies one other office at this location and an office in Carson City, Nevada. All three offices are leased

Irwin Mortgage

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

Hobson v. Irwin Union Bank and Trust Company was filed on July 30, 2004 in the United States District Court for the Northern District of Alabama against Irwin Union Bank and Community. In a proposed Amended Complaint, the Hobson plaintiffs seek certification of both a plaintiffs’ and a defendants’ class, the plaintiffs’ class to consist of all persons who obtained loans from Community and whose loans were purchased by Irwin Union Bank. Hobson alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Real Estate Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). Irwin has moved to dismiss the Hobson claims as untimely and substantively defective. That motion is pending.

Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void mortgage loans acquired by Irwin Union Bank from Community as illegal contracts. Plaintiffs also seek recovery against Irwin and Community for alleged RESPA violations and for conversion. On September 9, 2005, the Kossler plaintiffs filed a Third Amended Class Action Complaint. On October 21, 2005, Irwin filed a renewed motion seeking to dismiss the Kossler action.

The plaintiffs in Hobson and Kossler claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs also allege illegal kickbacks and fee splitting. In Hobson, the plaintiffs allege that Irwin Union Bank was aware of Community’s alleged arrangement when Irwin Union Bank purchased the loans and that Irwin participated in a RICO enterprise and conspiracy related to the loans. Because Irwin Union Bank bought the loans from Community, the Hobson plaintiffs are alleging that Irwin has assignee liability under HOEPA.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court had effectively stayed action on the Irwin cases until issues in the Kessler case were resolved. On January 25, 2008, the Pennsylvania District Court approved and certified for settlement purposes the modified Kessler settlement, finding the proposed modified Kessler settlement to be fair and reasonable, and directed the parties to supply a proposed notice plan.

Irwin Union Bank and Trust Company is also a defendant, along with Community, in an individual action (Chatfield v. Irwin Union Bank and Trust Company, et al.) filed on September 9, 2004 in the Circuit Court of Frederick County, Maryland, later removed to the United States District Court for the District of Maryland, and subsequently consolidated with Hobson and Kossler in the United States District Court for the Western District of Pennsylvania. The lawsuit involves a mortgage loan Irwin Union Bank purchased from Community. The suit alleges that the plaintiffs did not receive disclosures required under HOEPA and TILA and that the loan violated Maryland law because plaintiffs were allegedly charged or contracted for a prepayment penalty fee. In October 2008, the parties agreed to settle this lawsuit for a nonmaterial amount. The settlement is subject to approval by the United States Bankruptcy Court for the District of Maryland.

Under the loan purchase agreements between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and to seek indemnification from Community for the claims in these lawsuits. On September 17, 2004, Irwin made a demand for indemnification. Community denied this request as premature. On January 14, 2009, Irwin sued Community’s successor, PNC Bank, National Association, for indemnification and its defense costs in an action for breach of contract, specific performance and declaratory relief in the United States District Court for the Northern District of California. In March 2009, the parties expressed an intention to enter into an agreement to arbitrate their indemnification dispute.

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

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the California Action and filed suit against us and our indirect subsidiary, Irwin Mortgage Corporation, in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleges that the Irwin repurchase demands in the California Action represent various breaches of the Asset Purchase Agreement dated as of August 7, 2007, which was entered into by Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware action, Freedom seeks damages in excess of $8 million and to compel Irwin to order its subsidiaries in the California Action to dismiss their claims.

In April 2008, the California district court stayed the California Action pending completion of arbitration. The arbitration remains pending. On March 23, 2009, the Delaware district court granted our motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed. The California district judge previously stated on the record that she would not hear Freedom’s claims in the Delaware Action until the arbitration is completed. We have not established any reserves for this litigation.

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

EverBank v. Irwin Mortgage Corporation and Irwin Union Bank & Trust Company Demand for Arbitration

On March 25, 2009, Irwin Mortgage Corporation, our indirect subsidiary, and Irwin Union Bank and Trust Company, our direct subsidiary, received an arbitration demand (“Demand”) from EverBank for administration by the American Arbitration Association, claiming damages for alleged breach of an “Agreement for Purchase and Sale of Servicing” (the “Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank and Trust is the guarantor of Irwin Mortgage’s obligations under the Agreement, and that the Agreement was amended November 1, 2006 to include additional loans.” According to the Demand, Irwin Mortgage and Irwin Union Bank and Trust allegedly breached certain warranties and covenants under the Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10,000,000. The Company has established a reserve it deems appropriate for resolution of all open repurchase issues with EverBank. Irwin Mortgage and Irwin Union Bank and Trust intend to vigorously defend this matter and to assert counter-claims of their own.

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

a) We held a Special Meeting of Shareholders on November 3, 2008.

b) The shareholders voted on and approved the following proposal:

Matters	Shares For	Shares Against	Shares Abstained	Broker Non-Vote

Proposal No. 1. Approval of Amendment to Amend the Articles of Incorporation to increase the number of common shares, without par value, that the Corporation is authorized to issue from 40,000,000 shares to 200,000,00 shares and to increase the total number of shares that the Corporation is authorized to issue from 44,000,000 shares to 204,000,000 shares.	16,575,961	3,509,850	56,976
Proposal No. 2. Approval, for purposes of the New York Stock Exchange Listing Standards, of the issuance of in excess of 20% of our outstanding common shares in connection with a possible exchange of a portion of the Corporation’s trust preferred securities.	16,595,239	3,465,280	82,169	99

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our stock is listed on the New York Stock Exchange under the symbol “IFC.” The following table sets forth certain information regarding trading in, and cash dividends paid with respect to, the shares of our common stock in each quarter of the two most recent calendar years. The approximate number of shareholders of record on March 23, 2009, was 1,895.

Stock Prices and Dividends:

					Total
	Price Range		Quarter	Cash	Dividends
	High	Low	End	Dividends	For Year

2007
First quarter	$22.95	$18.21	$18.64	$0.12
Second quarter	18.74	14.63	14.97	0.12
Third Quarter	15.75	9.32	11.02	0.12
Fourth Quarter	12.21	7.21	7.35	0.12	$0.48
2008
First quarter	$11.85	$4.33	$5.31	$—
Second quarter	6.88	2.62	2.69	—
Third Quarter	5.19	2.25	3.95	—
Fourth Quarter	4.00	1.16	1.29	—	$0.00

Performance Graph

Set forth below is a stock performance graph and table based on cumulative total returns (price change plus reinvested dividends) for i) the common stock of Irwin Financial, ii) the Russell 2000 Index, iii) the Russell 2000 Financial Services Index, and, iv) the SNL Bank Index from January 1 to December 31 in each of the past five years. It assumes a $100 investment on January 1, 2004 in each of the Corporation’s common stock, the Russell 2000, the Russell 2000 Financial Services and the SNL Bank indices and the reinvestment of dividends. In 2007 our comparison was to the Russell 2000 and Russell 2000 Financial Services indices, of which we were a member until June 27, 2008 due to the annual reconstitution of these indices. In 2008, we are adding the SNL Bank index, of which Irwin Financial Corporation’s common stock is included.

Five-Year Cumulative Total Return at Year-End 2008

	2003	2004	2005	2006	2007	2008
Irwin Financial	100	92	70	76	26	5
Russell 2000	100	118	124	147	144	96
Russell 2000 Financial Services Sector	100	121	124	148	123	92
SNL BANK	100	112	114	133	103	56

* The Corporation is included in the SNL Bank Index.

*	The Corporation was removed from the Russell 2000 and Russell 2000 Financial Indices due to the annual reconstitution of these Indices on June 27, 2008.

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

On October 10, 2008, the Corporation and Irwin Union Bank and Trust Company entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. As a result of the written agreement, the Corporation is not permitted to (1) declare or pay any dividend without the prior approval of the Federal Reserve and the Indiana Department of Financial Institutions, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities without the prior approval of the Federal Reserve and Indiana Department of Financial Institutions. See above under “Supervision and Regulation, General” in Part I, Item 1 of this report for the requirements of this written agreement and the status of our efforts to meet those requirements.

Prior to the issuance of the written agreement, on March 3, 2008, we announced that our Board of Directors had voted to defer dividend payments on the Corporation’s trust preferred securities and to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Mindful of regulatory policy and the current economic environment, the Board took these steps to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy.

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts. In addition, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. As a result of our losses in 2007 and 2008, Irwin Union Bank and Trust cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceed dividends during the same periods. Also, as a result of the October 10, 2008 written agreement referred to above, Irwin Union Bank and Trust, is not permitted to declare or pay any dividend without the prior approval of the Federal Reserve and the Indiana Department of Financial Institutions. Our ability to pay dividends on our trust preferred, non-cumulative perpetual preferred, and common stock is dependent on our ability to dividend from Irwin Union Bank and Trust, for which prior approval would be necessary.

In most cases, savings and loan associations, such as Irwin Union Bank, F.S.B., are required either to apply to or to provide notice to the OTS regarding the payment of dividends. The savings association must seek approval if it does not qualify for expedited treatment under OTS regulations, or if the total amount of all capital distributions for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years, or the savings association would not be adequately capitalized following the dividend, or the proposed dividend would violate a prohibition in any statute, regulation or agreement with the OTS. In other circumstances, a simple notice is sufficient. As a result of our losses in 2007 and 2008, Irwin Union Bank, F.S.B. cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceed dividends during the same periods.

The failure to pay dividends on our perpetual preferred securities for four consecutive dividend payment dates gives the holders of those securities the right to elect two directors to the Corporation’s Board of Directors. By reason of the October 10, 2008 written agreement with the Federal Reserve Bank of Chicago referred to above, the service of such preferred securities directors is subject to notice provisions of certain federal banking laws and regulations.

The Board will reassess its dividend policy regularly, with an eye towards resuming the cash payment of the deferred dividends on trust preferred securities and recommencing dividends on the non-cumulative perpetual preferred and common stock once the level of uncertainty in the current market declines, the profitability of the Corporation supports such dividends, and our regulators permit the payments. Interest on the subordinated debt underlying the trust preferred securities will continue to accrue at its scheduled rate, and cash dividends will be paid to holders prior to the resumption of dividends on the non-cumulative perpetual preferred and common stock.

Purchases of Subsidiary Stock:

During 2008, we completed a subsidiary stock repurchase transaction relating to the redemption of shares held by certain managers (not directors of Irwin Financial Corporation) in our subsidiary, Irwin Commercial Finance Corporation (“ICF”), which serves as the intermediate holding company for the subsidiaries in our commercial finance line of business. At the end of 2005, ICF granted options to purchase its common shares to Mr. Joseph LaLeggia (ICF’s President), four other senior managers of ICF in Canada, and Mr. John Rinaldi, President of Irwin Franchise Capital Corporation, our franchise finance company within this line of business. These options immediately vested upon issuance and were accounted for under the guidance of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). The option exercise price was based on the fair market value opinion of an independent valuation firm at the date of grant. Since these options were granted with an exercise price equal to fair value at the date of grant, no compensation expense was recognized.

The options entitled these individuals to purchase approximately ten percent of ICF’s outstanding common shares (on a fully diluted basis) for $23,158 per share until December 31, 2009, subject to earlier expiration upon termination of their employment. ICF retained a call right to purchase ICF common shares issuable upon the exercise of the options.

As a result of the disposition of the majority of our small-ticket leases in the U.S. and Canada in the third quarter of 2008, five of the holders of these options, including Mr. LaLeggia, ceased to be employees of ICF. In connection with the consummation of this sale transaction, each of these five holders exercised his ICF options, and ICF immediately redeemed the shares issued to them upon such exercise based on the updated estimated fair value at that date. The aggregate net redemption proceeds received by the five holders, net of the aggregate option exercise price paid by them, was approximately $2.5 million (U.S.).

We elected the Modified-Prospective transition method when we adopted FAS 123R on January 1, 2006. Therefore, any modifications or settlements to the ICF options on or after January 1, 2006 were accounted for in accordance with FAS 123R. As the payment did not exceed the fair value of the shares at the date of repurchase, we accounted for the exercise and redemption transaction related to these shares as an equity transaction.

Mr. Rinaldi, who continues to be one of our executive officers, was not impacted by the sale transaction and has retained his ICF options.

Item 6.	Selected Financial Data

Five-Year Selected Financial Data

	At or For Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands except per share data)

For the year:
Interest Revenue	$418,818	$513,029	$482,128	$370,538	$294,386
Interest Expense	212,353	250,636	224,689	139,071	81,372

Net interest income	206,465	262,393	257,439	231,467	213,014
Provision for loan & lease losses	354,208	134,988	35,101	27,307	14,473

Net interest income after provision	(147,743)	127,405	222,338	204,160	198,541
Noninterest revenues	1,041	27,384	44,621	56,721	85,453

Net revenues	(146,702)	154,789	266,959	260,881	283,994
Noninterest expense	214,763	199,767	210,688	204,039	203,778

(Loss) income before income taxes	(361,465)	(44,978)	56,271	56,842	80,216
Provision for income taxes	(20,985)	(20,848)	18,870	20,595	31,492

Net (loss) income from continuing operations	(340,480)	(24,130)	37,401	36,247	48,724

(Loss) income from discontinued operations	—	(30,543)	(35,674)	(17,260)	19,721

Net (loss) income	$(340,480)	$(54,673)	$1,727	$18,987	$68,445

Common Share Data:
Earnings per share from continuing operations:
Basic	$(11.60)	$(0.87)	$1.27	$1.27	$1.72
Diluted	(11.60)	(0.90)	1.25	1.26	1.64
Cash dividends per share	—	0.48	0.44	0.40	0.32
Book value per common share	3.26	15.22	17.30	17.90	17.61
Dividend payout ratio(1)	—%	(25.69)%	759.12%	60.18%	13.24%
Weighted average shares — basic	29,343	29,337	29,501	28,518	28,274
Weighted average shares — diluted	29,343	29,344	29,690	28,841	31,278
Shares outstanding — end of period	29,523	29,226	29,736	28,618	28,452
At year end:
Assets	$4,914,315	$6,166,105	$6,237,958	$6,646,524	$5,235,820
Residual interests	9,180	12,047	10,320	22,116	56,101
Loans and leases held for sale	841,333	6,134	237,510	513,554	227,880
Loans and leases	3,512,048	5,696,230	5,238,193	4,477,943	3,440,689
Allowance for loan and lease losses	137,015	144,855	74,468	59,223	43,441
Servicing assets	18,116	23,234	31,949	34,445	47,807
Deposits	3,017,935	3,325,488	3,551,516	3,898,993	3,395,263
Other borrowings	512,012	802,424	602,443	997,444	237,277
Collateralized debt	912,792	1,213,139	1,173,012	668,984	547,477
Other long-term debt	233,868	233,873	233,889	270,160	270,172
Shareholders’ equity	110,662	459,300	530,502	512,334	501,185

	At or For Year Ended December 31,
	2008		2007		2006		2005		2004
	(Dollars in thousands except per share data)

Selected Financial Ratios:
Performance Ratios on continuing operations:
Return on average assets	(6.1)%		(0.4)%		0.6%		0.6%		0.9%
Return on average equity	(105.1)		(4.8)		7.1		7.5		10.3
Net interest margin(2)	3.87		4.50		4.71		4.97		5.46
Noninterest income to revenues(3)	0.2		9.5		14.8		19.7		28.6
Efficiency ratio(4)	103.5		68.9		69.8		70.8		68.3
Loans and leases and loans held for sale to deposits(5)	109.0		126.4		117.3		108.0		80.7
Average interest-earning assets to average interest-bearing liabilities	107		112		119		126		132
Asset Quality Ratios:
Allowance for loan and lease losses to:
Total loans and leases	3.9%		2.5%		1.4%		1.3%		1.3%
Non-performing loans and leases	81		190		199		158		129
Net charge-offs to average loans and leases	3.3		1.2		0.5		0.3		0.7
Non-performing assets to total assets	4.5		1.5		0.9		0.8		0.9
Non-performing loans and leases to total loans and leases	4.8		1.3		0.7		0.8		1.0
Ratio of Earnings to Fixed Charges:
Including deposit interest	(0.7	)x	0.8	x	1.2	x	1.4	x	2.0	x
Excluding deposit interest	(2.3)		0.6		1.5		2.1		3.3
Capital Ratios:
Average shareholders’ equity to average assets	5.8%		8.3%		8.1%		8.0%		9.0%
Tier 1 capital ratio	3.3		10.2		11.4		10.7		13.0
Tier 1 leverage ratio	3.1		10.2		11.5		10.3		11.6
Total risk-based capital ratio	6.6		12.6		13.4		13.1		15.9

(1)	Dividends paid as a percentage of earnings from total operations.

(2)	Net interest income divided by average interest-earning assets.

(3)	Revenues consist of net interest income plus noninterest income.

(4)	Noninterest expense divided by net interest income plus noninterest income.

(5)	Excludes first (but not second) mortgage loans held for sale and loans collateralizing secured financings.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basis of Presentation

This Management Discussion and Analysis should be read in conjunction with the accompanying consolidated financial statements which have been prepared assuming we will continue as a going concern. As discussed in the report of our independent registered public accountants, because of our obligations under the written agreements with our regulators, including among other things, restoring and maintaining our capital levels at amounts that would be result in our capital ratios being sufficient for us to be considered well capitalized, our independent accountants believe there is substantial doubt about our ability to continue as a going concern. Management’s plans concerning these matters are discussed in Note 1 of the Notes to the consolidated financial statements and in the “Strategy” section below. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Strategy

Irwin Financial is in the midst of a strategic restructuring to position us to weather the current economic crisis and prosper and grow in the recovery when it comes. Going forward, our strategy is to focus on our roots as a small business lender and local community bank, building on our 137-year history. When the restructuring is complete, we will have two segments: commercial banking and franchise finance, down from four segments two years ago.

Restructuring Actions Taken in 2008

In the second quarter, the Corporation announced that our Board of Directors had directed management to explore alternatives to achieve our strategic refocusing objectives and resolve our remaining exposure to our home equity segment which solutions could include ceasing production, permanently funding and/or selling certain assets or raising sufficient capital to put the segment into run-off. We closed on a securitization with financing treatment of $268 million of home equity whole loans in July. It is still our aim to complete a withdrawal from the national mortgage origination business (outside of the local communities we serve through our bank branches) that was begun in 2006 with the sale of Irwin Mortgage Corporation. In December, 2008, we sold residuals underlying $0.8 billion of home equity loans on our balance sheet. Although we will continue making mortgage credit available in our bank branch communities, we have ceased all originations in our national mortgage lines of business, maintaining only servicing platforms to manage our remaining portfolios in run-off mode. Our goal is to resolve our national home equity exposure in the first half of 2009.

As part of the Board’s strategic review, we concluded that small ticket equipment leasing was no longer a strategic fit for our company because of its use of funding sources, such as securitizations and structured finance, that are no longer available in a reliable and cost effective manner due to changes in the capital markets. Reflecting this decision, sales of the portfolios in both the U.S. and Canada and the platform in Canada were completed in the third quarter of 2008. We have retained the franchise finance portion of our commercial finance line of business because we believe its future prospects are good and its funding model continues to fit our revised strategy.

Another key part of our restructuring plan was our decision to raise additional capital. In October, we announced that the Corporation had agreements with a group of investors, led by Cummins Inc., to invest $31 million in our Corporation in the form of standby commitments in connection with a planned rights offering to shareholders of $50 million. At that time, we filed a registration statement with the SEC to register the common shares that we intended to issue in the rights offering. We subsequently secured an additional $6 million of standby commitments, which increased the total amount of potential private investment in our Corporation to $37 million. These commitments were extended through February 28, 2009. The Corporation has subsequently obtained further extensions, through April 30, 2009, for $34 million of these commitments and is in discussions with the remaining investors. Cummins’ and other investors’ commitments contain a condition that our capital plan be acceptable to our regulators. Our investors now consider the approval of an investment by the U.S. Government in us as the best indication of regulatory acceptance of our capital Plan. Although, we submitted to the Federal Reserve Bank of Chicago our application for participation in the TARP Capital Purchase Program on November 11, 2008, our application for participation in the CPP is still pending, and we believe a TARP investment is unlikely to be approved absent a change in policy of the type discussed below.

We have not yet commenced our planned rights offering for a variety of reasons, including adverse market conditions for almost all financial institutions and our inability to date to participate in the government’s capital assistance programs. We intend to continue to pursue our capital raising efforts following the filing of this Annual Report on Form 10-K. However, at present, the market for new capital for banks such as ours is limited and uncertain. Accordingly, we cannot be certain of our ability to raise capital on terms that satisfy our goals with respect to our capital ratios. If we are able to raise additional capital, it would likely be on terms that are substantially dilutive to current shareholders.

We have submitted to the Department of the Treasury and the banking agencies a proposed modification to the current capital programs developed under the Emergency Economic Stabilization Act of 2008 (the “EESA”). Our proposal provides that depository institutions be eligible to receive capital from the Treasury if they are determined to be viable upon receipt of a combination of (i) such capital from the Treasury and (ii) a private sector investment that is at least equal to one-third of such capital. We believe this proposed modification would provide the following benefits: (i) significant savings to the FDIC, and ultimately taxpayers; (ii) encouraging private investment in the banking industry; (iii) increased lending throughout the country, particularly to small businesses and in areas outside of major urban centers; (iv) a reduction in bank failures, thereby increasing confidence in the banking system; (v) establishing an equitable approach for all banks regardless of size, thereby carrying out the anti-discrimination mandate of EESA and (vi) significantly contributing to the multi-front approach that federal agencies are taking to restore confidence and stability to our economy. We do not know, however, whether or not the Treasury will consider or adopt our proposed modification or whether it will be in the form we propose. Even if the modification is adopted, it is possible that we would not receive capital assistance.

Completion of these capital plans will help us manage through the costs of exiting the home equity business and provide a strong capital base from which to grow the company in the future.

Strategic Positioning Once Restructuring is Complete

We seek to create competitive advantage within the banking industry by serving small businesses with lending, leasing, deposit, and advisory services, as well as consumers in the neighborhoods surrounding our bank branches. We intend to fund these activities primarily through deposits gathered through our 30 bank branches, supplemented with reliable and cost effective collateralized sources of funding such as the Federal Home Loan Bank.

In commercial banking, we provide a full line of banking services to small businesses and consumers in the communities and neighborhoods served by our bank branch locations. Through this approach, we provide the small businesses that are the backbone of economic growth in our communities with the advice, credit, and other banking products that meet their needs and help them to grow, which large national banks are often unable to do in a flexible manner.

Our franchise finance segment, which accounts for approximately 20 percent of our post-restructuring loan portfolio, also focuses on small businesses — the owners and operators of the leading quick service and casual dining restaurant concepts in the U.S.

While having much in common in terms of competitive positioning and credit culture, these two segments allow us to diversify our revenues, credit risk, and application of capital across borrower types and across geographic regions as a key part of our risk management.

We believe that reducing our company to two operating segments from four will allow us to simplify our management structure, reduce overhead, and improve our cost structure. We are in the process of identifying areas in which we can coordinate and consolidate non-customer facing operations between these two segments.

In both commercial banking and franchise lending, we have historically competed successfully on the basis of service quality and relationship with our customers, not on the basis of price. We believe we have achieved this competitive position primarily due to the quality of our services and people. There is considerable evidence, both based on research and experience, that there is a strong market for this type of high-touch customized banking services among small business customers.

We have long held that strategy needs to evolve in response to changes in environmental conditions. Our former strategy was not producing acceptable results in the current environment of severe stress in housing and related markets and disruptions in the capital markets. We have therefore taken steps to change our strategy to fit the environment in which we operate today and will operate in the future. We believe these changes — returning to our roots of focusing on banking for small businesses and the local communities in which we have branches, changing our funding model, and raising more capital — will position us to contribute to the economies of our communities by providing the highest quality service to individuals and small businesses by continuing to be an important provider of credit to consumer and small business customers.

Outlook

The purpose of our Strategic Restructuring is to provide a sound basis for the return to profitability. Based on historic relationships of net interest income and other revenues to normalized credit and operational costs, we expect the commercial banking and franchise finance segments will enable us to do so.

The timing of this return to profitability is, however, uncertain. It appears that the banking industry and the economy as a whole are in the midst of the most significant stress and upheaval in decades. At this point, we expect continued price pressure in residential and commercial real estate as well as rising unemployment and lower demand for our commercial customers’ products to continue to cause an elevated failure by our borrowers to pay their loan obligations. As a result, there may be continued stress that may prevent the Corporation from becoming profitable until some economic recovery begins to take hold.

Critical Accounting Policies/Management Judgments and Accounting Estimates

Our significant accounting principles, as described in Note 1 — Summary of Significant Accounting Policies to the Consolidated Financial Statements, as well as estimates made by management, are essential in understanding our financial statements. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Where alternatives exist, we have used inputs that we believe are the most reasonable in developing the assumptions. It is important to note that these estimates require management to make difficult, complex or subjective judgments, and these estimates are, at times, regarding matters that are inherently uncertain. Actual performance that differs from our estimates of the key assumptions could impact net income. In addition to the impact to net income from these estimates, the value of our lending portfolio and market-sensitive assets and liabilities may change subsequent to the balance sheet measurement date due to the nature and magnitude of future credit and market conditions. Such credit and market conditions may change quickly and in unforeseen ways and the resulting volatility could have a significant, negative effect on future operating results. Management has discussed each of these significant accounting policies, the related estimates and its judgments with the Audit Committee of the Board of Directors. The following is a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment:

Valuation of Mortgage Servicing Rights

When we securitize or sell loans, we may retain the right to service the underlying loans sold. For cases in which we retain servicing rights, servicing rights are recorded at fair value at the date of the sale of the loans. The majority of our mortgage servicing rights reside at our home equity line of business. For servicing assets associated with second mortgages and high loan-to-value first mortgages, the fair value measurement method of reporting these servicing rights was elected beginning January 1, 2007, in accordance with Statement of Financial Accounting Standard (SFAS) 156, “Accounting for Servicing of Financial Assets.” Under the fair value method, we measure servicing assets at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. Servicing rights associated with first mortgages are carried at lower of cost or fair market value. These servicing assets are amortized over the period of and in proportion to estimated net servicing income.

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

Risks inherent in the valuation of mortgage servicing rights include higher than expected prepayment rates and/or delayed receipt of cash flows. The servicing asset had a carrying value of $18 million at December 31, 2008. The impact to fair value of a 10 percent adverse change in prepayment rates and discount rate would decrease the servicing asset by $0.9 million and $0.4 million, respectively. Refer to Note 6 — Servicing Assets for more detail.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate based on management’s judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. Changes to the allowance for loan and lease losses are reported in the Consolidated Statements of Income in the provision for loan and lease losses. We perform an assessment of the adequacy of the allowance on a quarterly basis.

Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired in accordance with SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

Key judgments used in determining the allowance for loan and lease losses include: (i) risk ratings for commercial loans; (ii) collateral values for individually evaluated loans; (iii) loss rates for consumer loans; and (iv) considerations regarding economic uncertainty and overall credit conditions. Due to the variability in the drivers of the assumptions made in establishing the allowance, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy and in borrowers ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan and lease losses depends on the severity of the change and its relationship to other assumptions. In the event the risk rating for 10 percent of our commercial portfolio were downgraded by one level, the allowance for loan and lease losses would have increased by $7 million at December 31, 2008. In the event collateral values for individually evaluated credits in our commercial portfolio declined 10 percent, the allowance for loan and lease losses would have increased by $2 million at December 31, 2008. In the event loss rates for our home equity portfolio deteriorated by 10 percent, the allowance for loan and lease losses would have increased by $4 million at December 31, 2008. Because several quantitative and qualitative factors go into calculating the allowance for loan losses, these sensitivity analyses do not necessarily reflect the nature and extent of future changes in the allowance for loan and lease losses. They are intended to provide insights into the impact of adverse changes in risk rating, collateral values and loss rates and do not imply any expectation of future deterioration in the risk rating, collateral values or loss rates.

It is our policy to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off includes any accrued interest. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 180 days. See the “Credit Risk” section of Management’s Discussion and Analysis and Note 5 to the consolidated financial statements for further discussion.

Repurchase Liability

We have recorded a liability for probable losses resulting from repurchases in instances where there were origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities. In determining liability levels for repurchases, we estimate the number of loans with origination errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this liability could result in changes in future liabilities.

As part of our exit from the mortgage banking business, we attempted to reduce our liabilities and future exposure from existing and threatened claims and lawsuits in connection with possible recourse claims on loans that we had sold to investors. The repurchase claims generally allege that we breached representations and warranties made regarding the loans we sold. We believe that potential litigation costs and management time that would have been spent on these matters would have been a significant drain on our existing and future resources. We therefore negotiated several settlements pursuant to which the investors waived their recourse rights in exchange for an agreed upon cash settlement.

We have sold approximately $50 billion of first mortgage loans to investors in the past 10 years. Over half of this amount was sold to investors with whom we have entered into settlements and to whom we no longer have any exposure. The amounts that we paid to settle investors’ claims represented a nominal amount relative to the amount of the loans initially purchased by the investors. The theoretical maximum potential exposure is this $50 billion, less all loans sold to parties with whom we have entered into settlement agreements and all loans that have been subsequently paid off or that otherwise no longer exist. Because we no longer own or service the loans that are owned by third parties, it is not practicable for us to determine the exact remaining principal amount of these loans that is still outstanding (i.e., have not amortized to zero or pre-paid). In addition, we continually review ongoing repurchase demand activity and continue to believe our repurchase liability is reasonable. See Note 15 to the consolidated financial statements for further discussion.

Accounting for Deferred Taxes

We account for income taxes in accordance with SFAS 109 as interpreted by FASB Interpretation Number (FIN) 48. In applying the principles of SFAS 109, we monitor relevant tax authorities and change our tax estimates due to changes in tax laws and related interpretations. Deferred tax assets and liabilities are determined based on temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. We make this measurement using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. We consider carryback opportunities and estimates of future taxable income. Although net operating losses can be carried forward for 20 years under the Internal Revenue Code, for purposes of assessing our deferred tax asset utilization, under SFAS 109, we consider projected taxable income for three years due to the imprecision inherent in any future projections beyond that period. Events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance. We provided a valuation allowance for our deferred tax assets except for those that can be realized through carrybacks and reversals of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment that realization of these assets is more likely than not. Changes in the deferred tax asset are recorded in the Consolidated Statements of Income in the provision of income taxes. Refer to Note 20 — Income Taxes for more detail.

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

We account for ISFs similar to management contracts under Emerging Issues Task Force Topic No. D-96, “Accounting for Management Fees Based on a Formula.” Accordingly, we recognize revenue on a cash basis as the pre-established performance metrics are met and cash is due. Incentive servicing fees are recorded in the Consolidated Statement of Income in Loan Servicing Fees.

Consolidated Overview

	2008	% Change	2007	% Change	2006

Net (loss) income from continuing operations (millions)	$(340.5)	(1311)%	$(24.1)	(165)%	$37.4
Net (loss) income (millions)	(340.5)	(523)%	(54.7)	(3266)%	1.7
Basic earnings per share from continuing operations	(11.60)	(1233)%	(0.87)	(169)%	1.27
Basic earnings per share	(11.60)	(507)%	(1.91)	(3283)%	0.06
Diluted earnings per share from continuing operations	(11.60)	(1189)%	(0.90)	(172)%	1.25
Diluted earnings per share	(11.60)	(498)%	(1.94)	(3980)%	0.05
Return on average equity from continuing operations	(105.1)%		(4.8)%		7.1%
Return on average assets from continuing operations	(6.1)%		(0.4)%		0.6%

Consolidated Income Statement Analysis

Net Income from Continuing Operations

We recorded a net loss from operations of $340 million for the year ended December 31, 2008, compared to a net loss of $24 million for the year ended December 31, 2007, and net income of $37 million in 2006. Net loss per share (diluted) was $11.60 for the year ended December 31, 2008, compared to a loss of $0.90 per share in 2007 and income of $1.25 per share in 2006. The increase in 2008 losses relates primarily to our restructuring activities, including asset sales, as well as significant provisions for loan losses in our home equity and commercial banking portfolios, and the impairment of our deferred tax asset. During 2008, we provided $354 million in loan loss provision compared to $135 million in 2007 and $35 million in 2006.

Net Interest Income from Continuing Operations

Net interest income for the year ended December 31, 2008 totaled $206 million, down 21 percent from 2007 net interest income of $262 million and down 20 percent from 2006.

The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated. We do not show interest income on a tax equivalent basis because it is not materially different from the results in the table.

	December 31,
	2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)

Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$31,951	$1,516	4.74%	$49,587	$2,668	5.38%	$72,110	$2,925	4.06%
Federal funds sold	33,239	707	2.13	13,765	619	4.50	30,419	1,527	5.02
Residual interests	11,561	1,221	10.56	10,458	1,100	10.52	13,512	1,536	11.37
Investment securities	124,245	6,789	5.46	138,866	7,647	5.51	117,164	5,816	4.96
Loans and leases held for sale	440,301	51,734	11.75	95,815	6,843	7.14	865,061	73,708	8.52
Loans and leases, net of unearned income(1)	4,688,148	356,851	7.61	5,486,727	496,101	9.04	4,872,487	437,900	8.99

Total interest-earning assets	5,329,445	$418,818	7.86%	5,795,218	$514,978	8.89%	5,970,753	$523,412	8.77%
Noninterest-earning assets:
Cash and due from banks	121,667			74,438			111,382
Premises and equipment, net	36,836			38,926			34,349
Other assets	231,210			286,597			470,845
Less allowance for loan and lease losses	(128,991)			(92,889)			(67,383)

Total assets	$5,590,167			$6,102,290			$6,519,946

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$310,882	$3,696	1.19%	$285,618	$6,320	2.21%	$355,378	$8,490	2.39%
Money market savings	876,204	20,484	2.34	1,159,705	50,409	4.35	1,169,465	48,673	4.16
Regular savings	117,702	2,007	1.71	122,666	2,675	2.18	131,182	2,481	1.89
Time deposits	1,781,682	76,325	4.28	1,531,307	77,956	5.09	1,558,128	72,576	4.66
Other borrowings	527,369	23,643	4.48	598,888	31,117	5.20	543,719	33,663	6.19
Collateralized debt	1,057,231	69,789	6.60	1,233,604	68,601	5.56	1,005,959	53,720	5.34
Other long-term debt	233,869	16,409	7.02	233,916	17,335	7.41	246,948	22,486	9.11

Total interest-bearing liabilities	4,904,939	$212,353	4.33%	5,165,704	$254,413	4.93%	5,010,779	$242,089	4.83%
Noninterest-bearing liabilities:
Demand deposits	297,307			329,925			756,624
Other liabilities	64,062			101,067			226,379
Shareholders’ equity	323,859			505,594			526,164

Total liabilities and shareholders’ equity	$5,590,167			$6,102,290			$6,519,946

Net interest income		$206,465			$260,565			$281,323
Net interest income to average interest earning assets			3.87%			4.50%			4.71%

Net interest income from discontinued operations		—			(1,828)			23,884

Net interest income from continuing operations		$206,465			$262,393			$257,439

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.

Net interest margin for the year ended December 31, 2008 was 3.87 percent compared to 4.50 percent in 2007 and 4.71 percent in 2006. The decline in margin in 2008 relates to yield on loans which has declined at a faster pace than our cost of funds. This principally reflects slower repricing of liability rates in the declining rate environment of 2008. The following table sets forth, for the periods indicated, a summary of the changes in interest earned and interest paid resulting from changes in volume and rates for the major components of interest-earning assets and interest-bearing liabilities:

	For the Year Ended December 31,
	2008 Over 2007			2007 Over 2006
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest Income
Loans and leases	$(72,205)	$(67,045)	$(139,250)	$55,203	$2,998	$58,201
Loans and leases held for sale	24,603	20,288	44,891	(65,543)	(1,321)	(66,864)
Investment securities	(785)	(73)	(858)	1,077	752	1,829
Residual interests	116	5	121	(347)	(90)	(437)
Interest-bearing deposits with financial institutions	(948)	(204)	(1,152)	(914)	657	(257)
Federal funds sold	876	(788)	88	(835)	(71)	(906)

Total	(48,343)	(47,817)	(96,160)	(11,359)	2,925	(8,434)

Interest Expense
Money market checking	559	(3,183)	(2,624)	(1,666)	(504)	(2,170)
Money market savings	(12,323)	(17,602)	(29,925)	(406)	2,142	1,736
Regular savings	(109)	(559)	(668)	(161)	354	193
Time deposits	12,747	(14,378)	(1,631)	(1,249)	6,630	5,381
Other borrowings	(3,716)	(3,758)	(7,474)	3,415	(5,960)	(2,545)
Collateralized debt	(9,809)	10,997	1,188	12,157	2,724	14,881
Other long-term debt	(3)	(923)	(926)	(1,187)	(3,965)	(5,152)

Total	(12,654)	(29,406)	(42,060)	10,903	1,421	12,324

Net Interest Income	$(35,689)	$(18,411)	$(54,100)	$(22,262)	$1,504	$(20,758)

The variance not due solely to rate or volume has been allocated on the basis of the absolute relationship between volume and rate variances.

Provision for Loan and Lease Losses from Continuing Operations

The consolidated provision for loan and lease losses for the year 2008 was $354 million, compared to $135 million and $35 million in 2007 and 2006, respectively. The increase in our provision reflects continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated. In addition, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default. The provision was also impacted by the sale of our small-ticket leasing portfolio in July 2008 at a discount to our carrying value and a reclassification of home equity loans to held for sale. The reduction in the carrying value at the time of reclassification from loans held for investment to loans held for sale of $208 million was accounted for as a write down of the loans resulting in a related increase in the loan loss provision. More information on this subject is contained in the section on “Credit Risk.”

Noninterest Income from Continuing Operations

Noninterest income during the year 2008 totaled $1 million, compared to $27 million for 2007 and $45 million in 2006. The decrease in 2008 versus 2007 related primarily to a $23 million other than temporary impairment (OTTI) charge that was recorded related to mortgage backed securities for which fair value has declined in 2008. See “Investment Securities” for further discussion.

Noninterest Expense from Continuing Operations

Noninterest expenses for the year ended December 31, 2008 totaled $215 million, compared to $200 million in 2007 and $211 million in 2006. The increase in consolidated noninterest expense in 2008 is related to costs associated with our sale of small-ticket leases and other restructuring activities.

Income Tax Provision

Income tax benefit in 2008 totaled $21 million, unchanged from 2007 and compared to income tax expense of $19 million in 2006. The 2008 benefit was reduced by a $119 million valuation allowance recorded in 2008 to reduce our deferred tax asset to an amount that is likely to be realized. We provided a valuation allowance for all of our deferred tax assets except for those that can be realized through carrybacks and reversals of existing taxable temporary differences. We evaluate the realizability of our deferred tax asset quarterly.

Consolidated Balance Sheet Analysis

Total assets at December 31, 2008 were $4.9 billion, down 20 percent from December 2007. Average assets for 2008 were $5.6 billion down 9 percent from 2007, and down 15 percent from 2006. The decline in the average consolidated balance sheet reflects the sale of our small ticket leases.

Residual Interests

When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank, securitization transactions involving home equity loans, and loan participations through our franchise channel. At December 31, 2008 we held residual interests with a fair value of $9 million. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates. We recognize interest income on these residuals using the effective interest method in accordance with EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.”

The table below shows a roll-forward of our residual interests:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Beginning balance	$12,047	$10,320	$22,116
New residuals from sales	1,209	2,107	—
Mark to market adjustments	(3,096)	1,126	1,282
Cash received	(1,349)	(2,435)	(14,614)
Accretion	369	929	1,536

Balance at December 31,	$9,180	$12,047	$10,320

Investment Securities

The following table shows the composition of our investment securities at the dates indicated:

	2008	2007	2006
	(Dollars in thousands)

U.S. Treasury and government obligations	$13,054	$13,970	$13,730
Obligations of states and political subdivisions	3,320	3,436	3,545
Mortgage-backed securities	20,998	46,216	45,187
Other	11,781	14,185	3,380

Total	49,153	77,807	65,842

Federal Home Loan Bank and Federal Reserve Bank stock	61,056	62,588	62,588

Total	$110,209	$140,395	$128,430

At December 31, 2008, we held four non-U.S. government agency (“private label”) mortgage-backed securities acquired over the course of 2006 and 2007. All of the securities were rated “AA” or “AA+” by S&P at the time of acquisition. The securities are backed primarily by private label first mortgages and pay interest at variable rates. The average FICO scores on the collateral underlying each of the securities were above 700 at issuance. As home price depreciation accelerated in 2008, delinquencies and foreclosure rates increased and trading in these securities, and others like them, halted. All four securities were first downgraded in April 2008 and have since been downgraded further.

These securities have an estimated fair value of $4 million at December 31, 2008. Although interest payments on these securities continue to be current, the decline in fair value related to these securities is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment charges of $23 million during the year ended December 31, 2008. The estimates of fair value were based on inputs from third parties who provided broker price indications and estimates of future cash flows and based on assumptions related to discount rates that management believes market participants would use to value similar assets.

The following table shows maturity distribution of our investment securities at December 31, 2008:

		After	After
		One But	Five But
	Within	Within	Within	After
	One	Five	Ten	Ten
	Year	Years	Years	Years	Other	Total
	(Dollars in thousands)

U.S. Treasury and government obligations	$5,882	$7,042	$—	$130	$—	$13,054
Obligations of states and political subdivisions	—	220	400	2,700	—	3,320
Other	3,742	—	—	8,039	—	11,781

Total	9,624	7,262	400	10,869	—	28,155
Mortgage-backed securities	—	—	—	—	20,998	20,998
Federal Home Loan Bank and Federal Reserve Bank stock	—	—	—	—	61,056	61,056

	$9,624	$7,262	$400	$10,869	$82,054	$110,209

Weighted Average Yield
Held-to-maturity	3.27%	3.30%	8.55%	8.60%	5.02%
Available-for-sale	4.43%	—	—	2.39%

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

Loans and Leases Held For Sale

Loans and leases held for sale totaled $841 million at December 31, 2008, up from $6 million at December 31, 2007. The majority of this balance relates to certain home equity loans that represent collateral for secured borrowings that we are attempting to derecognize. These loans were reclassifed to loans held for sale in 2008 when we determined that we no longer had the intent to hold these loans until their maturity. In connection with this reclassification, we recorded a $53 million additional loan loss provision and a $155 million write down of those loans to lower of cost or fair value. We also have $35 million of loans and leases at our commercial finance line of business that we are currently marketing for sale.

Loans and Leases

Loans and leases totaled $3.5 billion at December 31, 2008 down from $5.7 billion at December 31, 2007. The largest contributors to this decrease was the transfer of home equity loans to loans and leases held for sale and the sale of our small-ticket leasing portfolios. In addition, we had decreases in our commercial and real estate portfolios during 2008. Our commercial loans are originated throughout the United States. In our commercial banking markets, we extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Prior to July 2008, we also originated leases in Canada.

Loans by major category for the periods presented were as follows:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Commercial, financial and agricultural	$1,862,877	$2,099,451	$2,025,890	$1,882,079	$1,643,128
Real estate construction & land development	466,598	586,037	601,699	514,005	334,386
Real estate mortgage	523,837	1,691,450	1,522,616	1,232,933	806,757
Consumer	24,022	32,232	31,581	31,718	31,166
Commercial financing:
Franchise financing	922,429	925,741	699,969	462,413	330,496
Domestic leasing	11,305	306,301	296,056	237,968	174,035
Foreign leasing	—	462,036	358,783	313,581	265,780
Unearned income:
Franchise financing	(297,600)	(306,681)	(211,480)	(125,474)	(86,638)
Domestic leasing	(1,420)	(42,723)	(42,782)	(33,267)	(23,924)
Foreign leasing	—	(57,614)	(44,139)	(38,013)	(34,497)

Total	$3,512,048	$5,696,230	$5,238,193	$4,477,943	$3,440,689

The following table shows the contractual maturity distribution of loans at December 31, 2008. Actual principal payments may differ depending on customer prepayments:

	One	Five	Five
	Year	Years	Years	Total
	(Dollars in thousands)

Commercial, financial and agricultural	$529,068	$897,963	$435,846	$1,862,877
Real estate construction & land development	438,944	15,434	12,220	466,598
Real estate mortgage	23,434	45,564	454,839	523,837
Consumer	5,138	16,321	2,563	24,022
Commercial financing:
Franchise financing	17,261	139,178	468,390	624,829
Domestic leasing	535	9,350	—	9,885

	One	Five	Five
	Year	Years	Years	Total
	(Dollars in thousands)

Total	$1,014,380	$1,123,810	$1,373,858	$3,512,048

Loans due after one year with:
Fixed interest rates				$1,620,633
Variable interest rates				877,035

Total				$2,497,668

Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance at beginning of year	$144,855	$74,468	$59,223	$43,441	$63,005
Provision for loan and lease losses	354,208	134,988	35,101	27,307	14,473
Charge-offs	(159,411)	(73,994)	(30,810)	(20,201)	(28,180)
Recoveries	5,071	10,099	11,208	8,960	5,335
Reduction due to reclassification and sales of loans	(207,628)	(1,225)	(246)	(403)	(11,435)
Foreign currency adjustment	(80)	519	(8)	119	243

Balance at end of year	$137,015	$144,855	$74,468	$59,223	$43,441

Increased loan and lease loss provisions and increased charge-offs were experienced across all lines of business in 2008 related to the deterioration in borrowers’ ability to service their loans. Both the provision and allowance accounts were impacted by the reclassification and subsequent sale of $0.3 billion of small-ticket leases at a discount, reflecting softness in the overall economy and the relative lack of liquidity in the leasing market in 2008. In addition, the provision and allowance were impacted by the reclassification of $0.8 billion of home equity loans to held for sale. The reduction in the carrying value at the time of these reclassifications from loans and leases held for investment to loans and leases held for sale of $208 million for the loss we will incur or have incurred upon derecognition was accounted for as a write down. More information on this subject is contained in the section on “Credit Risk” and in the line of business discussions.

Deposits

Deposits in 2008 averaged $3.4 billion, unchanged from average deposits in 2007 and a decrease from average deposits in 2006 of $4.0 billion. Demand deposits in 2008 averaged $0.3 billion, unchanged from an average demand deposits in 2007 and a decrease from $0.8 billion in 2006. A significant portion of demand deposits in 2006 related to deposits associated with escrow accounts held on loans in the servicing portfolio at the discontinued mortgage banking line of business. These escrow accounts were transferred in connection with the transfer of mortgage servicing rights at the mortgage banking line of business in 2006. In addition, in mid-2008 a large escrow deposit relationship reduced its deposits to immaterial levels, which removed a deposit concentration we had been monitoring closely for risk management reasons. Proceeds from the sale of our leasing portfolio were available to address this reduction in deposits.

Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At December 31, 2008, institutional broker-sourced deposits totaled $0.9 billion compared to a balance of $0.6 billion at December 31, 2007. Irwin Union Bank and Trust has subsequently lost its eligibility to issue additional brokered deposits. We manage the size and maturity structure of brokered CDs closely to mitigate the risk of large amounts coming due in a short period of time.

The following table shows maturities of certificates of deposit (CDs) of $100,000 or more, brokered deposits, escrows and core deposits at the dates indicated:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Under 3 months	$217,337	$350,488	$404,684
3 to 6 months	142,381	183,001	202,466
6 to 12 months	81,709	79,649	230,561
after 12 months	173,842	48,480	270,070

Total Certificates of deposit	$615,269	$661,618	$1,107,781

Brokered deposits	$930,459	$646,465	$541,903

Mortgage banking escrow deposits	$340	$1,479	$324,913

Public Funds	$461,059	$473,792	$405,730

Demand deposits	319,513	305,341	362,712
Money market accounts	780,484	1,396,562	1,441,358
Savings and time deposits	761,757	636,399	602,703

Core deposits	$1,861,754	$2,338,302	$2,406,773

Other Borrowings

Other borrowings during 2008 averaged $527 million compared to an average of $599 million in 2007, and $544 million in 2006. Other borrowings decreased to $512 million at December 31, 2008 compared to $802 million at December 31, 2007. The decrease in other borrowings in 2008 related primarily to a $503 million decline in fed funds purchased at December 31, 2008 as compared to December 31, 2007.

The majority of our other borrowings were in the form of advances from the Federal Home Loan Bank which averaged $487 million for the year ended December 31, 2008, with an average rate of 4.45 percent. The balance at December 31, 2008 was $487 million with an interest rate of 4.67 percent. The maximum outstanding at any month end during 2008 was $604 million. At December 31, 2007, Federal Home Loan Bank borrowings averaged $478 million, with an average rate of 5.10 percent. The balance at December 31, 2007 was $574 million at an interest rate of 4.97 percent. The maximum outstanding at any month end during 2007 was $574 million.

Collateralized and Other Long-Term Debt

Collateralized debt totaled $0.9 billion at December 31, 2008, down $0.3 billion compared to December 31, 2007. These borrowings have resulted from securitizations of portfolio loans at the home equity line of business that result in loans remaining as assets and debt being recorded on our balance sheet. This securitization debt provides us with match-term funding for these loans and leases with the debt being extinguished through pay-downs of the loans. In July 2008, we sold our small-ticket leases and paid down collateralized borrowings of $0.3 billion associated with these leases. In addition, in the third quarter of 2008 we added $91 million of collateralized debt at our home equity line of business in connection with a securitization transaction that closed during that quarter.

Other long-term debt totaled $234 million at December 31, 2008, unchanged from December 31, 2007. The majority of this balance relates to obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at December 31, 2008 and the sole liabilities were $198 million of trust preferred securities. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. As a result, the trust preferred securities are not included on our balance sheet. Instead, the subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”

Capital

Shareholders’ equity averaged $324 million during 2008, down 36 percent compared to 2007, and down 38 percent from 2006. Shareholders’ equity balance of $111 million at December 31, 2008 represented $3.26 per common share, compared to $15.22 per common share at December 31, 2007, and compared to $17.30 per common share at year-end 2006. We did not pay common dividends during 2008, compared to $14.0 million paid during 2007 and $13.1 million paid during 2006. We also suspended payment of preferred dividends in 2008 on our noncumulative perpetual preferred and trust preferred stock.

The following table sets forth our capital and capital ratios for the Corporation, Irwin Union Bank and Trust, and Irwin Union Bank, F.S.B. at the dates indicated:

			To Be Well
			Capitalized Under	For Capital
	Actual		Prompt Corrective	Adequacy
	Amount	Ratio	Action Provisions	Purposes
	(Dollars in thousands)

As of December 31, 2008
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$309,726	6.6%	N/A	8.0%
Irwin Union Bank and Trust	385,136	9.3	10.0%	8.0
Irwin Union Bank, F.S.B.	57,232	11.2	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	154,863	3.3	N/A	4.0
Irwin Union Bank and Trust	302,397	7.3	6.0	4.0
Irwin Union Bank, F.S.B.	50,839	9.9	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	154,863	3.1	N/A	4.0
Irwin Union Bank and Trust	302,397	6.7	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	50,839	8.2	5.0	4.0
As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$769,868	12.6%	N/A	8.0%
Irwin Union Bank and Trust	683,999	12.5	10.0%	8.0
Irwin Union Bank, F.S.B.	66,619	10.9	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	619,656	10.2	N/A	4.0
Irwin Union Bank and Trust	584,393	10.7	6.0	4.0
Irwin Union Bank, F.S.B.	59,500	9.7	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	619,656	10.2	N/A	4.0
Irwin Union Bank and Trust	584,393	10.6	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	59,500	9.2	5.0	4.0
As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$837,754	13.4%	N/A	8.0%
Irwin Union Bank and Trust	738,206	12.8	10.0%	8.0
Irwin Union Bank, F.S.B.	59,157	11.3	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	712,403	11.4	N/A	4.0
Irwin Union Bank and Trust	636,506	11.0	6.0	4.0
Irwin Union Bank, F.S.B.	55,820	10.6	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	712,403	11.5	N/A	4.0
Irwin Union Bank and Trust	636,506	11.1	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	55,820	11.1	5.0	4.0

At December 31, 2008, our holding company, Irwin Financial Corporation, had a total risk-based capital ratio of 6.6 percent, a Tier 1 capital ratio of 3.3 percent, and a leverage ratio of 3.1 percent, which are in the “undercapitalized” range under applicable regulatory capital standards. As a result, the parent company is considered “undercapitalized.”

In light of Irwin Union Bank and Trust’s and Irwin Union Bank, F.S.B.’s capital ratios (discussed below), we do not expect the Corporation’s capital ratios to have an adverse effect on the liquidity or operations of Irwin Union Bank and Trust or Irwin Union Bank, F.S.B. The 2008 net loss had a negative compounding effect on our capital. The $340 million net loss reduced our equity capital which also reduced the amount of trust preferred capital that could be included in Tier 1 by $113 million (one third of the net loss). This trust preferred that was no longer includable in Tier 1 became Tier 2 eligible capital. However, Tier 2 capital is limited and cannot exceed total Tier 1 capital. At December 31, 2008, we have $30 million of subordinated debt, $159 million of trust preferred securities, and $59 million out of a total of $138 million of allowance for loans and lease losses (the allowance for loan and lease loss includable in Tier 2 is also limited to 1.25% of risk-weighted assets) that are Tier 2 eligible. However, we are only able to include $155 million in our Tier 2 capital due to these limitations.

Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, had a total risk-based capital ratio of 9.3 percent which is within the “adequately capitalized” range, and a Tier 1 capital ratio of 7.3 percent and a leverage ratio of 6.7 percent, which are in the “well capitalized” range under applicable regulatory capital standards. As a result, Irwin Union Bank and Trust Company is considered “adequately capitalized.”

In connection with the October 10, 2008 supervisory agreement with the Office of Thrift Supervision, we are required to maintain a minimum total risk-based capital ratio of 11 percent and a core capital ratio of 9 percent at Irwin Union Bank, F.S.B. Irwin Union Bank, F.S.B. had a total risk-based capital ratio of 11.2 percent , a Tier 1 capital ratio of 9.9 percent, and a Core Capital ratio of 8.2 percent at December 31, 2008. Our core capital ratio fell below the 9 percent minimum requirement at December 31, 2008. However, as a result of the supervisory agreement with the Office of Thrift Supervision, Irwin Union Bank, F.S.B. is considered “adequately capitalized.” The existence of a capital requirement for the thrift in a supervisory agreement precludes our thrift from being considered “well capitalized” regardless of the amount of capital held. We have developed and submitted to the Office of Thrift Supervision a plan to increase this ratio to a level that is back in excess of the required minimum.

As discussed under “Strategy”, we are engaged in a restructuring to enhance our capital ratios, including raising additional capital, and a possible exchange of certain trust preferred stock for common shares. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report under the subsection “Capital Requirements” in Part 1, “Business.”

Accumulated other comprehensive income decreased by $9.0 million in 2008, largely reflecting the elimination of foreign currency adjustments during 2008 due to the selling of most of our Canadian small ticket leases.

We have $198 million in trust preferred securities as of December 31, 2008. All securities are callable at par after five years from date of issuance. These funds are all Tier 1 qualifying capital under current regulatory guidance. On March 3, 2008, we announced the suspension of dividends on these securities, although we are still accruing these dividend payments. The sole assets of these trusts are our subordinated debentures. See further discussion in the “Other Long-Term Debt” section above. Highlights about these trusts are listed below:

		Interest Rate
	Origination	at December 31,	Maturity	$ Amount
Name	Date	2008	Date	in thousands	Dividend	Other

IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	$34,500	quarterly	fixed rate for term
IFC Statutory Trust VII	Nov 2003	4.36	Nov 2033	50,000	quarterly	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	51,750	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis points thereafter
IFC Capital Trust IX	Apr 2006	6.69	Apr 2036	31,500	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis points thereafter
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,000	quarterly	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis points thereafter
IFC Capital Trust XI	Dec 2006	3.93	Mar 2037	15,000	quarterly	floating rate of 3 month LIBOR plus 174 basis

				$197,750

We have $30 million of 7.58 percent, 15-year subordinated debt that is due in 2014, but is callable in 2009 at par. The debt is privately placed. These funds qualify as Tier 2 capital. The securities are not convertible into our common shares.

We repurchased no common stock in 2008, 629 thousand shares for $12.1 million during 2007 and 133 thousand shares for $3.0 million in 2006 in connection with our Board-authorized share repurchase program. Also, in connection with our stock option plans, we repurchased 15 thousand common shares in 2008 with a market value of $0.2 million, 45 thousand common shares in 2007 with a market value of $0.7 million and 67 thousand common shares in 2006 with a market value of $1.4 million. Our written agreement with the Federal Reserve Bank of Chicago requires that we receive its permission before repurchasing any more shares.

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

Cash Flow Analysis

Our cash and cash equivalents increased $155 million in 2008 compared to decreases of $68 million during 2007 and $10 million in 2006. Cash flows from operating activities provided $135 million in cash and cash equivalents in 2008 compared to providing of $430 million in 2007 and $1,086 million in 2006. The 2008 operating cash was driven by the proceeds on loan sales at our commercial finance line of business.

Earnings by Line of Business

Irwin Financial Corporation is composed of three principal lines of business:

•	Commercial Banking

•	Commercial Finance

•	Home Equity

Irwin Mortgage remains engaged in the mortgage reinsurance business through its subsidiary, Irwin Reinsurance Corporation, a Vermont Corporation. This segment was accounted for as discontinued operations prior to 2008. Due to its diminishing significance, in 2008 this former segment is reported in “Parent and Other.”

The following table summarizes our net income (loss) before income taxes by line of business for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Commercial Banking	$(66,661)	$24,697	$48,233
Commercial Finance	(39,521)	22,215	19,907
Home Equity	(210,975)	(79,044)	2,628
Parent and other (including consolidating entries)	(44,308)	(12,846)	(14,497)

(Loss) income before income taxes from continuing operations	(361,465)	(44,978)	56,271
Provision for income taxes	(20,985)	(20,848)	18,870

Net (loss) income from continuing operations	(340,480)	(24,130)	37,401

Discontinued operations	—	(30,543)	(35,674)

Net (loss) income	$(340,480)	$(54,673)	$1,727

Commercial Banking

The following table shows selected financial information for our commercial banking line of business:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Selected Income Statement Data:
Interest income	$178,279	$232,006	$229,193	$183,052	$127,029
Interest expense	(73,179)	(113,077)	(104,467)	(72,294)	(37,412)

Net interest income	105,100	118,929	124,726	110,758	89,617

Provision for loan and lease losses	(89,561)	(18,241)	(5,734)	(5,286)	(3,307)

Other income	17,734	16,615	18,173	16,945	18,316

Total net revenue	33,273	117,303	137,165	122,417	104,626

Operating expense	(99,934)	(92,606)	(88,932)	(77,062)	(65,450)

(Loss) income before taxes	$(66,661)	$24,697	$48,233	$45,355	$39,176

Selected Balance Sheet Data at End of Year:
Assets	$2,870,877	$3,093,764	$3,103,547	$3,162,398	$2,622,877
Securities and short-term investments	39,181	38,780	55,116	340,811 (1)	327,664 (1)
Loans and leases	2,583,067	2,950,356	2,901,029	2,680,220	2,223,474
Allowance for loan and lease losses	(72,598)	(35,148)	(27,113)	(24,670)	(22,230)
Deposits	1,974,086	2,528,721	2,635,380	2,797,635	2,390,839
Shareholder’s equity	208,093	235,009	241,556	195,381	143,580
Daily Averages:
Assets	$3,011,280	$3,143,219	$3,143,439	$3,025,717	$2,476,835
Securities and short-term investments	38,574	35,626	56,064	391,057 (1)	203,237 (1)
Loans and leases	2,843,182	2,902,994	2,797,853	2,460,560	2,094,190
Allowance for loan and lease losses	(52,592)	(26,984)	(26,175)	(23,656)	(22,304)
Deposits	2,407,206	2,753,615	2,826,446	2,766,289	2,258,538
Shareholder’s equity	228,261	234,068	218,076	157,545	147,759
Shareholder’s equity to assets	7.58%	7.45%	6.95%	5.21%	5.97%

(1)	Includes inter-company investments in 2005 and 2004, respectively, the result of excess liquidity at the commercial banking line of business related to deposit growth in excess of its asset deployment needs. The funds were redeployed in earning assets at our other lines of business.

Overview

Our commercial banking line of business focuses on providing credit, cash management and personal banking products to small businesses and business owners through branches in markets in the Midwest and the West. We also offer a full line of retail banking services to consumers in the neighborhoods surrounding our bank branch locations. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.

Commercial Banking Strategy

Our strategy in commercial banking focuses on providing personalized banking services to small businesses and their owners, using personal relationship and non-conventional means of creating convenience to add value. We specialize in developing added value relationships through the ability to customize products, services and advice based on exceptional and experienced team members who develop in-depth knowledge of our customers and their businesses. We offer banking, insurance, and investment products to provide a full range of financial services to our small business customers. We can establish competitive advantage with these customer groups relative to banks with more extensive branch networks because, through the calling efforts of our personnel and technological solutions, we can bring the bank to them and match or exceed the convenience of competitors. In addition, we offer a full range of consumer banking services to people living in the neighborhoods surrounding our branches where our presence matches the convenience of large banks with greater geographical coverage of a metropolitan area. We seek to redefine convenience in serving both small business customers in a metro area and consumers in the neighborhoods of our branches by leveraging technology, couriers and personal service to “bring the bank to you.” We do this in markets selected on the basis of the attractiveness of their small business communities, competitive conditions and the availability of experienced and exceptional bankers to join our team.

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

Portfolio Characteristics

The major loan products offered by our commercial banking line of business include commercial and industrial loans, commercial real estate loans (including construction and land development loans), and consumer loans (including residential mortgage loans). Our focus is on serving small businesses and consumers in the communities served by our branches, with an average commercial loan size below $500,000. Origination of new construction and land development loans was suspended in the third quarter of 2008 due to elevated market risks and in the case of our thrift, due to certain regulatory restrictions. We currently originate commercial real estate loans only for owner-occupied business customers and, in some instance, as renewals of existing relationships.

Commercial loan credit decisions are based primarily on cash flows, with collateral considered a secondary source of repayment. Guarantor support may be necessary for some credit decisions, with the credit worthiness of the guarantor determined based on financial statements generally provided on an annual basis. Covenants are also often used to ensure borrowers comply with certain performance criteria set forth in loan documents.

Guidelines for maximum loan-to-value ratios for standard real estate loan categories vary from 75% to 100%, with the highest loan to value (LTVs) generally limited to loans secured by 1-4 family residential properties and platted lot loans. Terms are generally limited to 2-5 years for higher risk construction and land development and raw land loans. Advance rate guidelines for other collateral types vary from 50-95%, depending on type. All real estate transactions of $1 million or more, non-residential transactions of $250,000 or more, and complex residential transactions of $250,000 or more require an appraisal. Appraisal requirements for non-real estate collateral vary by type of collateral.

Consumer and residential mortgage loans represent a relatively small proportion of Commercial Banking loans. Consumer loans in the portfolio include installment loans, residential mortgages, home equity loans, overdraft protection lines, and unsecured loans. Consumer and residential mortgage loans are generally limited to a minimum FICO score of 660 and a maximum debt-to-income ratio of 45% (lower for unsecured loans). LTVs for real estate secured loans vary by FICO score and are generally limited to below 90%, with lower maximum LTVs in markets with declining real estate values. LTVs and terms for auto loans also vary by FICO score. Real estate values are determined using either a full appraisal (larger loan amounts) or an automated valuation model (AVM).

The following tables show the geographic composition of our commercial banking loans and our core deposits:

	December 31,
	2008			2007			2006
			Weighted			Weighted			Weighted
	Loans	Percent	Average	Loans	Percent	Average	Loans	Percent	Average
Markets	Outstanding	of Total	Yield	Outstanding	of Total	Yield	Outstanding	of Total	Yield
	(Dollars in thousands)

Indianapolis	$432,034	16.7%	6.3%	$539,008	18.3%	7.1%	$561,343	19.3%	7.6%
Central and Western Michigan	393,528	15.2	5.7	465,924	15.8	7.3	519,348	17.9	7.7
Southern Indiana	425,529	16.5	6.2	463,597	15.7	6.7	475,051	16.4	7.2
Phoenix	426,719	16.5	5.9	484,985	16.4	7.0	452,919	15.6	7.9
Las Vegas	174,502	6.8	5.0	188,126	6.4	8.2	154,218	5.3	8.1
Sacramento	111,346	4.3	5.8	120,149	4.1	7.7	84,949	2.9	8.4
Other	619,409	24.0	5.6	688,567	23.3	7.4	653,201	22.6	7.8

Total	$2,583,067	100.0%	5.7%	$2,950,356	100.0%	7.3%	$2,901,029	100.0%	7.7%

			Weighted			Weighted			Weighted
	Core	Percent	Average	Core	Percent	Average	Core	Percent	Average
	Deposits	of Total	Yield	Deposits	of Total	Yield	Deposits	of Total	Yield
	(Dollars in thousands)

Indianapolis	$249,524	14.0%	1.8%	$225,075	10.0%	3.5%	$259,835	10.8%	2.4%
Central and Western Michigan	209,986	11.8	2.1	195,818	8.7	2.6	231,666	9.7	3.4
Southern Indiana	672,545	37.8	1.5	740,686	33.1	2.9	630,060	26.3	2.8
Phoenix	120,284	6.8	2.2	175,617	7.8	3.4	179,502	7.5	3.4
Las Vegas	96,061	5.4	2.2	429,693	19.2	3.7	467,708	19.5	4.1
Sacramento	55,568	3.1	2.0	45,422	2.0	2.5	15,802	0.7	3.3
Other	375,061	21.1	2.4	428,405	19.2	3.3	615,466	25.5	3.5

Total	$1,779,029	100.0%	1.8%	$2,240,716	100.0%	3.1%	$2,400,039	100.0%	3.3%

Net Income

Commercial banking pretax loss totaled $67 million during 2008, compared to pretax income of $25 million in 2007, and to 2006 pretax income of $48 million. The 2008 loss relates to higher loan loss provision and lower net interest income.

Net Interest Income

The following table shows information about net interest income for our commercial banking line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net interest income	$105,100	$118,929	$124,726
Average interest earning assets	2,883,316	3,040,560	3,028,527
Net interest margin	3.65%	3.91%	4.12%

Net interest income prior to loan loss provision was $105 million, a decrease of 12 percent over 2007, and a decrease of 16 percent from 2006. The 2008 decline in net interest income resulted primarily from lower interest rates and from a decrease in our commercial banking interest earning assets. Net interest margin during 2008 was 3.65 percent, compared to 3.91 percent in 2007, and 4.12 percent in 2006. The decline in 2008 margin reflects competitive conditions, unfavorable repricing of loans and deposits and increases in nonaccrual loans.

Provision for Loan and Lease Losses

Provision for loan and lease losses was $90 million in 2008, compared to provisions of $18 million and $6 million in 2007 and 2006, respectively. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, principally in our Western markets. See further discussion in “Credit Quality” section later in this document. Realized losses (net charge-offs) in the commercial banking portfolio totaled $52 million in 2008. These losses compare to loan loss provisions of $90 million recorded in 2008. This difference between charge-offs and provision resulted in an increase to the ratio of allowance for loan losses to total loans to 2.8 percent compared to 1.2 percent at December 31, 2007.

Noninterest Income

The following table shows the components of noninterest income for our commercial banking line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Service charges on deposit accounts	$4,506	$3,865	$4,307
Gain from sales of loans	1,873	1,931	2,328
Trust fees	2,131	2,307	1,971
Insurance commissions, fees and premiums	1,751	1,812	1,955
Brokerage fees	1,509	1,623	1,369
Loan servicing fees	1,376	1,462	1,523
Amortization and impairment of servicing assets	(1,067)	(1,084)	(1,140)
Other	5,655	4,699	5,860

Total noninterest income	$17,734	$16,615	$18,173

Noninterest income during 2008 increased 7 percent over 2007 and decreased 2 percent over 2006. The 2008 increase was due primarily to higher service charges on deposit accounts, gains on sales of other real estate owned (OREO), and interchange fee revenue.

Operating Expenses

The following table shows the components of operating expenses for our commercial banking line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$51,624	$51,374	$53,111
Other expenses	48,310	41,232	35,821

Total operating expenses	$99,934	$92,606	$88,932

Efficiency ratio	81.4%	68.3%	62.2%
Number of employees at period end(1)	526	532	585

(1)	On a full time equivalent basis

Operating expenses during 2008 totaled $100 million, an increase of 8 percent over 2007, and an increase of 12 percent from 2006. The increase in operating expenses in 2008 is primarily related to increased FDIC insurance premiums of $3.6 million related to our regulatory ratings as well as increases in other real estate owned and work out related legal expenses.

Balance Sheet

Total assets for the year ended December 31, 2008 averaged $3.0 billion, down $0.1 billion or 4 percent from both 2007 and 2006. Average earning assets for the year ended December 31, 2008 were $2.9 billion, down 5 percent from both 2007 and 2006. Average core deposits for the year totaled $2.0 billion, a decrease of 15 percent over average core deposits in 2007, and a decrease of 16 percent from 2006.

Credit Quality

Several measures of our credit quality deteriorated in 2008, reflecting increased weakness in the regional economies in which we participate. Delinquencies of 30 days or more rose from 0.85 percent at December 31, 2007 to 2.96 percent at December 31, 2008. Approximately 55 percent of our nonperforming loans are related to construction and land development and have been affected by the deteriorating residential housing markets, particularly in the western markets. We undertook an extensive review of each of these loans, including a collateral and guarantor review, and as a result, recorded specific reserves on impaired loans. In addition, we established a “Troubled Asset Group” to workout or dispose of nonperforming loans. Nonperforming loans have increased 381 percent in 2008, while our specific reserves on these loans have risen 198 percent, reflecting the collateral we control and other sources of repayment we expect on these loans. Specific reserves related to the nonperforming construction and land development loans totaled 19 percent of the principal balance of such loans. In total, charge-offs for the year were $52 million, up from $10 million a year earlier. As a result, the allowance for loan losses to total loans increased to 2.81 percent at December 31, 2008, compared to 1.19 percent at December 31, 2007. Total nonperforming assets increased $109 million in 2008 versus 2007. Other real estate owned (OREO) increased

$6 million compared to the 2007 balance. The following table shows information about our nonperforming assets in this line of business and our allowance for loan losses.

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Nonperforming loans	$129,953	$27,001	$14,455
Other real estate owned	13,377	6,895	4,423

Total nonperforming assets	$143,330	$33,896	$18,878

Nonperforming assets to total assets	4.99%	1.09%	0.61%
Allowance for loan losses	$72,598	$35,148	$27,113
Allowance for loan losses to total loans	2.81%	1.19%	0.93%
For the Year Ended:
Provision for loan losses	$89,561	$18,241	$5,734
Net charge-offs	52,111	10,206	3,291
Net charge-offs to average loans	1.83%	0.35%	0.13%

The following table shows the ratio of nonperforming assets to total loans for select markets for the periods indicated:

	December 31,
Markets	2008	2007	2006

Indianapolis	3.39%	1.02%	0.24%
Central and Western Michigan	4.19%	2.52%	2.72%
Southern Indiana	0.38%	0.53%	0.14%
Phoenix	10.30%	1.20%	0.52%
Las Vegas	17.91%	0.01%	0.00%
Sacramento	6.27%	4.15%	0.00%
Other	4.58%	0.49%	0.06%

Total	5.55%	1.15%	0.65%

Commercial Finance

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$42,640	$52,721	$42,545	$33,683	$28,084
Provision for loan and lease losses	(60,159)	(13,505)	(6,701)	(6,211)	(6,798)
Noninterest income	13,240	13,106	8,018	7,437	6,275

Total net revenue	(4,279)	52,322	43,862	34,909	27,561
Operating expense	(35,242)	(30,107)	(23,955)	(22,224)	(18,782)

(Loss) income before taxes	$(39,521)	$22,215	$19,907	$12,685	$8,779

Selected Balance Sheet Data at End of Year:
Total assets	$676,399	$1,302,688	$1,073,552	$831,657	$636,604
Loans and leases	634,714	1,287,060	1,056,406	817,208	625,140
Allowance for loan and lease losses	(8,581)	(17,792)	(13,525)	(10,756)	(9,624)
Shareholder’s equity	33,395	119,574	88,587	71,568	55,993
Selected Operating Data:
Net charge-offs	$16,411	$8,533	$3,678	$4,806	$8,235
Net interest margin	4.20%	4.58%	4.55%	4.80%	5.33%
Total funding of loans and leases	$435,871	$700,718	$595,319	$451,524	$366,545

Overview

For most of this year, the Commercial Finance segment consisted of three channels: Canadian small ticket leasing, U.S. small ticket leasing, and franchise finance. In late July 2008 we sold nearly all of our small ticket lease portfolios in this segment and ceased originating such leases. The Canadian lease portfolio was sold for a modest premium. The domestic lease portfolio was sold at a discount of approximately 20 percent of the net receivable balance.

Strategy

We continue to offer franchise finance products and services through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and its direct and indirect subsidiaries. We utilize a direct sales force to distribute our franchise finance loans. In the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand.

Portfolio Characteristics

The underwriting in our Franchise channel incorporates basic credit proficiencies combined with knowledge of select franchise concepts — principally quick service and casual dining restaurants— to measure the creditworthiness of proposed multi-unit borrowers. The focus is on concepts that have sound unit economics, low closure rates and brand awareness within specified local, regional or national markets. The economics of the financed franchise unit should generate sufficient realizable returns to the owner / operator to repay the obligation. Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related requests.

Length of operator experience is taken into account and consideration is given to related work experience. The financial performance of the prospective borrower is reviewed, including tax returns on all operating entities and shareholder guarantors. Our franchise channel underwrites all loans on the consolidated results of the borrower’s operation, taking into account overhead costs of the total operation for multi-unit operators. Loan structures typically require cross-corporate guaranties of all affiliated operating entities in addition to the personal guaranties of all principals. The documentation process and requirements are consistent with traditional lending requirements for commercial loans in the franchise channel.

The following table shows the geographic composition of our franchise finance loans at the dates shown:

	December 31,
	2008	2007

California	14.7%	12.9%
Texas	11.0	12.6
New York	9.0	7.0
New Jersey	7.1	8.6
All other states	58.2	58.9

Total United States	100.0%	100.0%

Total Portfolio in thousands	$624,829	$619,060

The following table provides yield and delinquency information about the loan and lease portfolio of franchise finance channel at the dates shown:

	December 31,
	2008	2007
	(Dollars in thousands)

Franchise loans	$624,829	$619,060
Weighted average coupon	8.95%	9.38%
Delinquency ratio	3.65	0.04

Net Income

The commercial finance line of business recorded a pretax loss of $40 million during 2008, compared to pretax income of $22 million during 2007 and $20 million during 2006. Commercial finance results in 2008 reflect higher provisions for loan and lease losses in both the franchise and leasing channels as well as losses incurred related to the selling of the leasing assets. Our franchise finance channel recorded pre-tax income of $15 million in 2008, compared with pre-tax income of $20 million in 2007 and $12 million in 2006.

Net Interest Income

The following table shows information about net interest income for our commercial finance line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net interest income	$42,640	$52,721	$42,545
Average interest earning assets	1,015,584	1,151,470	936,519
Net interest margin	4.20%	4.58%	4.55%

Net interest income was $43 million for 2008, a decrease of 19 percent over 2007, and relatively unchanged compared to 2006. The decrease in net interest income resulted from a decrease in our portfolio due to the sale of our small-ticket leasing portfolio in the third quarter. The total loan and lease portfolio has decreased to $0.7 billion at December 31, 2008, a decrease of 51 percent and 40 percent over year-end 2007 and 2006 balances, respectively. This line of business originated $436 million in loans and leases during 2008, compared to $701 million during 2007 and $595 million in 2006. As reported above, we ceased originating small ticket leases in July. Net interest margin during 2008 was 4.20 percent, compared to 4.58 percent in 2007, and 4.55 percent in 2006. The decreased margin in 2008 is due primarily to a higher concentration of lower yield franchise product.

Provision for Loan and Lease Losses

The provision for loan and lease losses increased to $60 million in 2008 compared to $14 million in 2007 and $7 million in 2006. The increased provisioning levels in 2008 relate primarily to writedowns of the domestic small-ticket leasing operation in connection with the sale of this $0.3 billion portfolio at a 20 percent discount. See “Credit Quality” section below for further discussion.

Noninterest Income

The following table shows the components of noninterest income for our commercial finance line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Gain from sales of loans	$8,141	$6,779	$2,563
Derivative losses, net	(1,662)	(547)	(263)
Other	6,761	6,874	5,718

Total noninterest income	$13,240	$13,106	$8,018

Noninterest income during 2008 remained relatively unchanged over 2007 and increased 65 percent over 2006. Included in noninterest income were gains that totaled $8.1 million in 2008 on the sale of $213 million in loans. This compares to gains of $6.8 million in 2007 and $2.6 million in 2006. Also included in noninterest income during 2008, 2007 and 2006 was $1.6 million, $0.5 million and $0.3 million, respectively, of interest rate derivative mark to market valuation losses in our Canadian operation related to managing interest rate risk exposure in our funding of that operation.

Operating Expenses

The following table shows the components of operating expenses for our commercial finance line of business:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$17,388	$18,441	$13,155
Other	17,854	11,666	10,800

Total operating expenses	$35,242	$30,107	$23,955

Efficiency ratio	63.1%	45.7%	47.4%
Number of employees at Year end(1)	73	215	202

(1)	On a full time equivalent basis

Operating expenses during 2008 totaled $35 million, an increase of 17 percent over 2007, and an increase of 47 percent from 2006. The increased operating expenses relate to transaction costs associated with the sale of our small-ticket operation.

Credit Quality

The commercial finance line of business had nonperforming loans and leases at December 31, 2008 totaling $16 million, compared to non-performing loans and leases at December 31, 2007 and 2006 totaling $9 million and $5 million, respectively. Net charge-offs recorded by this line of business totaled $16 million in 2008 compared to $9 million in 2007 and $4 million in 2006. In addition to charge-offs, the provision for loan losses increased due to the reclassification of $322 million of small-ticket leases to leases held for sale and the subsequent sale of these leases at a 20 percent discount. The discount to the carrying value at the time of transfer from loans and leases held for investment to loans and leases held for sale of $53 million was accounted for as a writedown resulting in a related increase in the loan loss provision. The increase in non-performing loans is due primarily to a single credit in our franchise channel. We believe we have reserved adequately for this credit based on losses inherent at the balance sheet date.

Allowance for loan and lease losses at December 31, 2008 totaled $9 million, representing 1.35 percent of loans and leases, compared to a balance at December 31, 2007 of $17.8 million, representing 1.38 percent of loans and leases and a balance of $13.5 million or 1.28 percent of the portfolio at December 31, 2006.

The following table shows information about our nonperforming loans and leases and our allowance for loan and lease losses for the franchise channel:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Franchise Loans:
Nonperforming loans	$13,815	$3,630	$791
Allowance for loan losses	7,727	5,961	5,769
Allowance for loan losses to total loans	1.24%	0.96%	1.18%
For the Year Ended:
Provision for loan losses	$9,571	$2,567	$2,598
Net charge-offs	7,806	1,093	445
Net charge-offs to average loans	1.71%	0.21%	0.11%

Home Equity

The following table shows selected financial information for the home equity line of business:

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Selected Income Statement Data:
Net interest income	$64,033	$95,095	$96,068	$88,290	$98,983
Provision for loan and lease losses	(204,488)	(103,242)	(22,659)	(15,811)	(4,369)
Noninterest income	(175)	2,535	15,186	33,667	67,847

Total net revenues	(140,630)	(5,612)	88,595	106,146	162,461
Operating expenses	(70,345)	(73,432)	(85,967)	(102,339)	(114,779)

(Loss) income before taxes	$(210,975)	$(79,044)	$2,628	$3,807	$47,682

Selected Balance Sheet Data:
Total assets	$1,106,305	$1,481,306	$1,617,219	$1,602,400	$992,979
Home equity loans and lines of credit(1)	294,020	1,458,564	1,280,497	980,406	590,175
Allowance for loan losses	(55,621)	(91,700)	(33,614)	(23,552)	(11,330)
Home equity loans held for sale(1)	803,688	5,865	236,636	513,231	227,740
Residual interests	—	3,120	2,760	15,580	51,542
Mortgage servicing assets	15,096	20,071	28,231	30,502	44,000
Other borrowings	76,701	291,293	446,163	920,636	359,902
Collateralized debt	912,792	970,733	948,939	452,615	352,625
Shareholder’s equity	139,064	156,894	155,791	151,677	136,260
Selected Operating Data:
Loan volume:
Lines of credit	NA	$33,106	$150,306	$436,451	$508,287
Loans	NA	421,838	853,527	1,255,185	934,027
Total managed portfolio balance	1,216,897	1,605,032	1,708,975	1,593,509	1,147,137
Delinquency ratio(2)	10.5%	5.8%	3.2%	3.0%	4.8%
Total managed portfolio balance Including credit risk sold	$1,788,808	$2,377,464	$2,853,726	$3,058,842	$2,807,367
Weighted average coupon rate:
Lines of credit	8.12%	10.62%	11.13%	10.17%	9.18%
Loans	11.07	11.07	10.75	10.18	11.87
Gain on sale of loans to loans sold	2.23	0.51	1.32	2.51	2.24
Net home equity charge-offs to average managed portfolio	7.63	3.24	1.00	0.60	2.48

(1)	Includes $1.1 billion, $1.1 billion, $1.1 billion, $0.5 billion and $0.4 billion of loans and loans held for sale at December 31, 2008, 2007, 2006, 2005, and 2004, respectively, that collateralize securitized financings.

(2)	Nonaccrual loans are included in the delinquency ratio.

Overview

Our home equity line of business historically originated, sold and serviced first mortgages and high loan-to-value home equity loans nationwide. We ceased loan originations in 2008. Going forward, this segment’s only activities are servicing home equity loans and mortgages for ourselves and others. We are seeking to remove and/or cap our credit risk from this segment.

Portfolio

We no longer originate loans through our home equity line of business. We continue to have home equity loans in our portfolio. These loans were underwritten using guidelines which were tightened over time, and which varied by origination channel. The majority of home equity loans were second mortgages originated through brokers and correspondents.

Our home equity product consisted generally of refinance/debt consolidation loans with a maximum combined loan-to-value (CLTV) ratio of 125%. To a more limited extent, first mortgages were originated up to an LTV of 110%. The focus was on owner-occupied, prime quality borrowers (with FICO scores generally limited to above 660), with small concentrations of non-owner occupied, second home, and 3-4 unit properties. Full appraisals were required for first mortgages, with automated valuation models (AVMs) allowed for second liens, after 12 months of home ownership.

The following table provides a breakdown of our home equity managed portfolio by product type, outstanding principal balance and weighted average coupon as of December 31, 2008 and 2007:

	December 31,			December 31,
	2008			2007
			Weighted			Weighted
			Average			Average
	Amount	% of Total	Coupon	Amount	% of Total	Coupon
	(Dollars in thousands)

Home Equity Portfolio
Loans ≤ 100% CLTV	$316,492	26.01%	8.94%	$425,939	26.54%	9.04%
Lines of credit ≤ 100% CLTV	186,892	15.36	6.75	246,524	15.36	9.35
First mortgages ≤ 100% CLTV	36,395	2.99	7.66	49,962	3.11	7.68

Total ≤ 100% CLTV	539,779	44.36	8.09	722,425	45.01	9.05
Loans > 100% CLTV	587,625	48.29	12.50	766,168	47.74	12.50
Lines of credit > 100% CLTV	66,937	5.50	11.63	87,825	5.47	14.00
First mortgages > 100% CLTV	18,468	1.52	8.40	23,584	1.47	8.48

Total > 100% CLTV	673,030	55.31	12.30	877,577	54.68	12.54
Other	4,088	0.33	12.54	5,030	0.31	13.58

Total managed portfolio(1)	$1,216,897	100.00%	10.44%	$1,605,032	100.00%	10.97%

(1)	We define our “Managed Portfolio” as the portfolio of loans ($1.2 billion) that we service and on which we carry credit risk. At December 31, 2008, we also serviced another $0.6 billion of loans for which the credit risk is held by others.

We completed a collateralized debt financing in July whereby we securitized approximately $268 million of whole loans. The securitization was treated as a financing and, as such, the loans remained on our balance sheet. These loans and our remaining home equity loans will run off over time. Our home equity business had $1.1 billion of loans at December 31, 2008, down from $1.5 billion at December 31, 2007. Included in the loan balance at December 31, 2008 were $1.1 billion of loans that collateralize our secured financings.

Net Income

Our home equity business recorded a pretax loss of $211 million during the year ended December 31, 2008, compared to a pretax loss of $79 million in 2007 and pretax income of $3 million in 2006.

Net Revenue

Net revenue totaled a $141 million loss in 2008 and $6 million loss in 2007 compared to $89 million in net revenue in 2006. The decline in net revenues is primarily a result of higher provision for loan losses which is discussed in greater detail in the “Home Equity Servicing Credit Quality” section below.

The following table sets forth certain information regarding net revenue for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net interest income	$64,033	$95,095	$96,068
Provision for loan losses	(204,488)	(103,242)	(22,659)
Gain on sale of whole loans	843	950	5,048
Gain on intercompany transactions	—	2,091	866
Valuation adjustment on loans held for sale	(4,463)	(8,194)	(8,300)

Loss on sales of loans	(3,620)	(5,153)	(2,386)
Loan servicing fees	10,080	17,813	31,322
Amortization of servicing assets	(57)	(115)	(19,887)
(Impairment) recovery of servicing assets	(4,917)	(10,946)	647
Derivative (losses) gains	(192)	(350)	3,136
Other	(1,469)	1,286	2,354

Total net revenue	$(140,630)	$(5,612)	$88,595

Net interest income prior to loss provision was $64 million in 2008, down from 2007 and 2006 net interest income of $95 million and $96 million, respectively. The decrease in net interest income is a result of the declining size of the portfolio during 2008.

Provision for loan losses increased to $204 million in 2008 compared to $103 million in 2007 and $23 million in 2006. The increase in provision reflects declining credit quality of home equity loans throughout 2008 and a reclassification of loans to held for sale at lower of cost or fair value. During 2008, the actual and expected performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses inherent in the portfolio.

Loan servicing fees totaled $10 million in 2008 compared to $18 million in 2007 and $31 million in 2006. The servicing portfolio on which we earn separately recorded servicing fees at our home equity line of business totaled $0.7 billion and $0.9 billion at December 31, 2008 and 2007, respectively. The decrease in loan servicing fees in 2008 relates to the smaller servicing portfolio.

Included in loan servicing fees are incentive servicing fees (ISFs). As part of certain whole loan sales, we have the right to an incentive servicing fee that will provide cash payments to us once a pre-established return for the certificate holders and certain structure-specific loan credit and servicing performance metrics are met. At December 31, 2008, we were receiving incentive fees for six transactions. During 2008, we earned $1.9 million in ISF fees, compared to $6.0 million during 2007 and $9.1 million in 2006.

Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value of the home equity servicing assets using discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At December 31, 2008, net servicing assets totaled $15 million, compared to a balance of $20 million at December 31, 2007, and $28 million at December 31, 2006. Servicing asset amortization expense, net of impairment, totaled $5 million during 2008, compared to $11 million in 2007, and $19 million in 2006. The 2008 decrease is a result of the decline in the size of the underlying servicing portfolio and slower prepayment speeds.

Operating Expenses

The following table shows operating expenses for our home equity line of business for the periods indicated:

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Salaries and employee benefits	$30,942	$44,528	$51,335
Other	39,403	28,904	34,632

Total operating expenses	$70,345	$73,432	$85,967

Number of employees at year end(1)	152	340	492

(1)	On a full time equivalent basis.

Operating expenses were $70 million for the year ended December 31, 2008, down from $73 million in 2007, and a decrease of 18 percent from 2006. Operating expenses declined in 2008 primarily due to restructuring and downsizing over the past two years as well as other cost cutting initiatives. Our 2008 operating expenses included severance and restructuring charges of $13 million compared to $5 million a year earlier.

Home Equity Servicing and Credit Quality

We earn a servicing fee in most cases of 100 basis points of the outstanding principal balance of the loans securitized. The total portfolio on which we earn a servicing fee or bear credit risk was $1.8 billion at December 31, 2008 compared to $2.4 billion at December 31, 2007. For whole loans sold with servicing retained totaling $0.4 billion and $0.5 billion at December 31, 2008 and 2007, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at December 31, 2008 was $15 million, down from $20 million at December 31, 2007.

The credit quality of our portfolios declined substantially in 2008, reflecting declining economic conditions, including increases in unemployment, and, apparently, significantly changed attitudes among consumers about the relative consequences of defaulting on their mortgage obligations. Portfolio credit losses in 2008 increased 106 percent from 2007, rising to $110 million.

The following table sets forth certain information for our loan portfolio. Delinquency rates and losses on our portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	December 31,
	2008	2007
	(Dollars in thousands)

Loan Portfolio
Total Loans	$1,097,708	$1,464,429
30 days past due	11.13%	6.18%
90 days past due	4.77	2.76
Net Chargeoff Rate	7.99	3.58

The majority of the loans included in the $1.1 billion of unsold loans are funded through collateralized borrowings, as further explained in Note 10. While the Generally Accepted Accounting Principles (GAAP) treatment of these loans is to present them as “unsold” as they fail “sale” treatment under SFAS 140 (i.e., we have not surrendered complete control of the assets), legally, these loans have been transferred to bankruptcy-remote trusts (“securitization trusts”). These trusts are the issuers of the asset-backed bonds which are shown on our balance sheet as collateralized notes. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. It should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. The representations and warrants we make in selling loans to securitization trusts do not include loan performance based items. This has historically and we believe should continue to limit our loan repurchase risk in this segment.

Parent and Other

Results at the parent company and other businesses totaled a pretax loss of $44 million for the year ended December 31, 2008, compared to pretax losses of $13 million during the same period in 2007 and $14 million in 2006. Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the year ended December 31, 2008, we allocated $16 million of these expenses to our subsidiaries, compared to $18 million and $14 million during 2007 and 2006, respectively. Subsidiaries also pay fees to the parent to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.

Losses at the parent company and other entities relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Each subsidiary pays taxes to the parent at the statutory rate. The results for 2008 also include a $23 million, other-than-temporary impairment on a portion of our securities portfolio. This impairment was on $26 million of private-label mortgage-backed securities that are not guaranteed by the federal government or a governmental agency. Also included in the parent and other results for 2008 were $6 million of derivative losses associated with foreign currency and interest rate risk management processes.

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

Our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, and Chief Risk Officer meet on a regularly-scheduled basis (or more frequently as appropriate) as an Enterprise-wide Risk Committee (ERMC), reporting to the Board of Directors’ Risk Committee. Our Chief Risk Officer, who reports directly to the Risk Committee, chairs the ERMC.

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

Credit Risk

The assumption of credit risk is a key source of our earnings. However, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Both of our on-going segments have a Chief Credit Officer with expertise specific to the product line and manages credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers, in addition to portfolio level analysis of risk concentrations. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a centralized function that reports directly to the head of Credit Risk Management who in turn reports to the Chief Risk Officer.

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

The significant increase in the provision for loan and lease losses generally resulted from two factors: (a) adjustments associated with asset sales — either realized in the case of the sale of the small ticket lease portfolio or estimated in the case of the home equity loans reclassified to held for sale — that were recorded as loan writedowns and (b) deterioration in asset quality in loans held for investment. As of December 31, 2008, approximately 10% of our loan portfolio consisted of real estate construction and land development and 40% consisted of residential real estate mortgage loans. The performance of these loans was severely affected by negative trends in real estate markets, and in particular residential home prices, throughout 2008. These market trends resulted in observed increases in delinquencies, risk rating migration, roll-rates, watch list loans, non-performing assets, classified loans, and charge-offs for these loan types. Other types of commercial real estate loans (excluding construction and land development loans), which represented an additional 31% of the portfolio, were affected by these price trends to a lesser degree. Reserve levels for other loan types not directly tied to real estate markets, which accounted for the remaining 19% of the portfolio, were mostly unchanged over the period.

We re-examine the trends in our loan portfolio on a quarterly basis, including the rate at which commercial loans migrate across internal borrower risk ratings, and consumer and home equity loans roll from one delinquency category to the next over a 12-month period. These analyses form the quantitative portion of our SFAS 5 reserve. In addition, management considers a set of factors in establishing qualitative adjustments to the SFAS 5 reserve. These factors incorporate general economic and market trends as well as trends that are specific to our own portfolios. We make qualitative adjustments to our reserve in order to ensure that observed internal and external factors that are expected to have an impact on losses but are not fully reflected in our migration and roll-rate analyses, are included in reserve amounts. Our Commercial Credit Reserve Oversight Committee reviews and adjusts the amounts assigned to these qualitative factors on a quarterly basis.

At our home equity business, the loan loss provision increased $101 million in 2008 compared to 2007. This increase reflects increased home equity delinquency roll rates and declines in residential home prices. Management concluded that these price declines would have a material impact on expected losses through increased loan-to-value ratios for our home equity loans. At our commercial banking line of business, the loan loss provision increased $71 million in 2008 compared to 2007. This increase was driven by the significant increase in classified assets and watch list loans. Non-performing assets also increased materially, which was reflected in an increase of $12 million in specific reserves at December 31, 2008 compared to 2007. The increase in non-accruals was primarily related to construction and land development loans in the commercial banking Western markets. The commercial bank migration analysis resulted in an $11 million increase to the allowance at December 31, 2008 compared to 2007. In addition, management made qualitative adjustments to increase the commercial banking reserve by $14 million at December 31, 2008 compared to 2007, to reflect the observed deterioration in our loan portfolio quality, including an increase in delinquencies, and trends in national and local economic business conditions, which were not yet fully reflected in our commercial loan migration rates.

Net charge-offs for the year ended December 31, 2008 were $154 million, or 3.3 percent of average loans, compared to $64 million, or 1.2 percent of average loans during 2007. Net charge-offs in 2006 were $20 million or 0.4 percent of average loans. The increase in charge-offs reflects continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated. In addition, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default. The allowance was also impacted by write downs associated with asset sales — either realized in the case of the sale of the small ticket lease portfolio or estimated in the case of the home equity loans moved to held for sale — that were recorded through the loan loss provision and written down. The sale of $0.3 billion of small-ticket leases resulted in a $53 million writedown when these leases were transferred to held for sale classification. We also transferred home equity loans to held for sale resulting in a $155 million write down to the allowance. At December 31, 2008, the allowance for loan and lease losses was 3.9 percent of outstanding loans and leases compared to 2.5 percent and 1.4 percent at the end of 2007 and 2006, respectively.

The following table shows an analysis of our consolidated allowance for loan and lease losses:

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Loans and leases outstanding at end of period, net of unearned income	$3,512,048	$5,696,230	$5,238,193	$4,477,943	$3,440,689

Average loans and leases for the period, net of unearned income	$4,688,148	$5,486,727	$4,854,368	$3,875,394	$3,312,785

Allowance for possible loan and lease losses:
Balance beginning of period	$144,855	$74,468	$59,223	$43,441	$63,005
Charge-offs:
Commercial, financial and agricultural loans	9,293	9,160	3,503	2,976	3,262
Real estate mortgage loans	128,893	52,665	21,418	10,656	15,381
Consumer loans	3,985	1,846	328	723	351
Commercial Financing:
Franchise financing	7,852	1,093	481	870	88
Domestic leasing	4,649	6,091	2,709	2,190	6,581
Canadian leasing	4,739	3,139	2,371	2,786	2,517

Total charge-offs	159,411	73,994	30,810	20,201	28,180

Recoveries:
Commercial, financial and agricultural loans	128	597	576	767	318
Real estate mortgage loans	3,896	7,515	8,595	7,068	3,899
Consumer loans	217	197	154	85	169
Commercial Financing:
Franchise financing	47	—	35	25	—
Domestic leasing	451	1,313	923	583	626
Canadian leasing	332	477	925	432	323

Total recoveries	5,071	10,099	11,208	8,960	5,335

Net charge-offs	(154,340)	(63,895)	(19,602)	(11,241)	(22,845)
Reduction due to sale of loans	—	(1,225)	—	(403)	(627)
Reduction due to reclassification of loans	(207,628)	—	(246)	—	(10,808)
Foreign currency adjustment	(80)	519	(8)	119	243
Provision charged to expense	354,208	134,988	35,101	27,307	14,473

Balance end of period	$137,015	$144,855	$74,468	$59,223	$43,441

Allowance for possible loan and lease losses by category:
Commercial, financial and agricultural loans	$68,255	$33,667	$25,593	$19,927	$18,126
Real estate mortgage loans	55,964	91,934	33,840	23,553	11,330
Consumer loans	4,215	1,462	1,510	4,879	4,242
Commercial Financing:
Franchise financing	7,727	5,961	5,769	4,118	3,728
Domestic leasing	854	7,503	4,326	3,144	2,926
Canadian	—	4,328	3,430	3,602	3,089

Totals	$137,015	$144,855	$74,468	$59,223	$43,441

	At or for the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Per cent of loans and leases to total loans and leases by category:
Commercial, financial and agricultural loans	50%	37%	39%	42%	48%
Real estate mortgage loans	41	40	40	39	33
Consumer loans	3	1	1	1	1
Commercial Financing:
Franchise financing	6	11	9	7	7
Domestic leasing	—	4	5	5	4
Canadian	—	7	6	6	7
Ratios:
Net charge-offs to average loans and leases(1)	3.3%	1.2%	0.4%	0.3%	0.7%
Allowance for possible loan losses to loans and leases outstanding	3.9%	2.5%	1.4%	1.3%	1.3%

Total nonperforming loans and leases at December 31, 2008, were $168 million, compared to $76 million at December 31, 2007, and $38 million at December 31, 2006. Nonperforming loans and leases as a percent of total loans and leases at December 31, 2008 were 4.8 percent, compared to 1.3 percent at December 31, 2007, and 0.7 percent in 2006. The 2008 increase in nonperforming loans occurred across all three of our lines of business with the largest increases attributable to commercial banking and home equity. Other real estate owned totaled $19 million at December 31, 2008, up from $16 million at the same date in 2007 and $15 million in 2006. Total nonperforming assets at December 31, 2008 were $220 million, or 4.6 percent of total assets. Nonperforming assets at December 31, 2007, totaled $93 million, or 1.5 percent of total assets, compared to $58 million, or 0.9 percent, in 2006.

The following table shows information about our nonperforming assets at the dates shown:

	December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$2,964	$177	$—	$—	$—
Real estate mortgages	41	151	—	—	—
Consumer loans	26	41	73	455	645
Commercial financing:
Franchise financing	—	—	—	—	—
Domestic leasing	—	311	83	73	—
Foreign leasing	—	177	236	71	12

	3,031	857	392	599	657

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	124,670	25,797	13,296	17,693	20,394
Real estate mortgages	22,387	40,681	18,125	14,237	8,510
Consumer loans	1,930	587	696	1,335	208
Commercial financing:
Franchise financing	13,814	3,630	791	720	1,193
Domestic leasing	2,353	2,595	2,495	1,383	1,029
Foreign leasing	—	2,163	1,768	1,452	1,702

	165,154	75,453	37,171	36,820	33,036

Total nonperforming loans and leases	168,185	76,310	37,563	37,419	33,693

Nonperforming Loans held for Sale	32,485	79	5,564	965	2,066
Other real estate owned & other repossessed assets	19,301	16,885	15,170	15,226	9,427

Total nonperforming assets	$219,971	$93,274	$58,297	$53,610	$45,186

Nonperforming loans and leases to total loans and leases	4.8%	1.3%	0.7%	0.8%	1.0%

Nonperforming assets to total assets	4.5%	1.5%	0.9%	0.8%	0.9%

For the periods presented, the year-end balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

The $220 million of nonperforming assets at December 31, 2008, were concentrated at our lines of business as follows:

	December 31,	December 31,
	2008	2007
	(In millions)

• Commercial banking	$143	$34
• Commercial finance	17	10
• Home equity	58	46
• Parent and other	2	3

Interest income of approximately $15.1 million would have been recorded during 2008 on nonaccrual and renegotiated loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2008 on nonaccrual and restructured loans was approximately $5.3 million.

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

The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At December 31, 2008, the ratio of loans to total deposits was 144 percent. We permanently fund a significant portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a “clean up call.” The ratio of loans to total deposits after reducing loans for those funded with secured financings was 109 percent.

As disclosed in the footnotes to the Consolidated Financial Statements, we have certain obligations to make future payments under contracts. At December 31, 2008, the aggregate contractual obligations are:

	Payments Due by Period
		One Year	Over One to	Over Three to	After
	Total	or Less	Three Years	Five Years	Five Years
	(Dollars in thousands)

Deposits with contractual maturity	$1,846,679	$1,105,209	$614,983	$121,856	$4,631
Deposits without a stated maturity	1,171,256	1,171,256	—	—	—
Other borrowings	512,012	313,972	56,024	99,516	42,500
Collateralized debt	912,792	137,724	257,857	141,399	375,813
Other long-term debt	233,868	—	—	30,000	203,868
Operating leases	44,974	12,018	21,665	7,250	4,041

Total	$4,721,581	$2,740,179	$950,529	$400,021	$630,853

The table above describes our on-balance sheet contractual obligations. As described in the line of business sections, the home equity line of business historically funded a high percentage of its loan production via whole loan sales and/or asset securitization. Given the secondary market disruptions in 2008, we ceased new originations altogether.

Included in our long-term debt in the above table is subordinated debt of $204 million that matures from 2032 to 2037. However, we may redeem the debentures at any time after five years from the date of issuance. These debentures are included in the maturity categories in the table above based on the maturity date. As part of our Strategic Restructuring, we are negotiating with certain holders of these securities to exchange them for common stock in order to enhance our capital structure.

Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public fund CDs. Core deposits totaled $1.9 billion at December 31, 2008 compared to $2.3 billion at December 31, 2007. The sale of the small ticket portfolios in July added approximately $325 million in net liquidity to the bank. Assets sales and financing in August added approximately another $90 million. During the third quarter, we used liquidity generated through this sale of our small ticket leasing assets to offset the reduction of a large deposit relationship we had in one of our western branches to an immaterial amount.

Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At December 31, 2008, these deposit types totaled $1.0 billion, a decrease of $0.6 billion from December 31, 2007.

A significant portion of our funding comes from public fund deposits, the majority of which are in the State of Indiana. On December 31, 2008, we had $461 million of public fund deposits, $398 million of which were in Indiana. Irwin Union Bank and Trust must continue to meet the minimum capital standard of the Indiana Department of Financial Institutions in order to continue accepting public funds in Indiana. Of the Indiana public funds, $219 million were in non-maturity operating accounts and $179 million were in certificates of deposits with laddered maturities. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund and, in some cases, by the FDIC. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the banks’ capital ratios through the completion of transactions that would remove substantial home equity assets from our balance sheet and its plans to raise additional capital. As with any bank, our bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.

CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. CDs issued directly to customers totaled $0.6 billion at December 31, 2008, a $0.1 billion increase from December 31, 2007. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and typically do not involve a direct relationship with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.9 billion at December 31, 2008, and had an average remaining life of 13 months as compared to $0.6 billion outstanding with a 17 month average remaining life at December 31, 2007. We have $0.5 billion of brokered CDs that mature in the next 12 months. Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are no longer permitted to accept brokered deposits unless they receive the prior approval of the Federal Deposit Insurance Corporation or return to “well capitalized” status. Although we have applied for such approval for the savings bank and intend to for the bank, either might not be granted.

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

Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of December 31, 2008, FHLBI borrowings outstanding totaled $0.5 billion, a $0.1 billion decrease from December 31, 2007. We had sufficient collateral pledged to FHLBI at December 31, 2008 to borrow an additional $0.2 billion, if needed.

At December 31, 2008, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:

•	Lines of credit with correspondent banks, including fed funds lines: $25 million outstanding out of $35 million available but not committed.

•	Lines of credit with non-correspondent banks: none outstanding.

•	Federal Reserve Bank Discount Window: none outstanding on $312 million of loans and securities pledged

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

The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at December 31, 2008. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.

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

The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of December 31, 2008, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at year end.

The tables that follow should be considered in light of the following:

•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, or consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from year to year.

Economic Value Change Method

	Present Value at December 31, 2008
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets	$4,904,136	$4,838,154	$4,773,716	$4,716,174	$4,662,779
Mortgage servicing rights	14,323	16,414	19,247	21,976	24,332
Interest sensitive financial derivatives	(6,319)	(6,980)	(8,635)	(6,759)	(3,583)

Total interest sensitive assets	4,912,140	4,847,588	4,784,328	4,731,391	4,683,528
Interest Sensitive Liabilities
Deposits	(3,070,857)	(3,021,400)	(2,973,910)	(2,929,121)	(2,880,449)
Short-term borrowings	(566,343)	(555,337)	(543,794)	(532,693)	(522,046)
Long-term debt(1)	(1,199,695)	(1,189,026)	(1,178,132)	(1,168,694)	(1,160,356)

Total interest sensitive liabilities	(4,836,895)	(4,765,763)	(4,695,836)	(4,630,508)	(4,562,851)
Net market value as of December 31, 2008	$75,245	$81,825	$88,492	$100,883	$120,677

Change from current	$(13,247)	$(6,667)	$—	$12,391	$32,185

Net market value as of December 31, 2007	$580,528	$550,396	$520,520	$500,920	$487,010

Change from current	$60,008	$29,876	$—	$(19,600)	$(33,510)

(1)	Includes certain debt which is categorized as “collateralized debt” in other sections of this document.

GAAP-Based Value Change Method

	Present Value at December 31, 2008
	Change in Interest Rates of:
	−2%	−1%	Current	+1%	+2%
	(In thousands)

Interest Sensitive Assets
Loans and other assets	$47,371	$45,755	$44,246	$42,841	$41,526
Mortgage servicing rights	14,323	16,414	19,247	21,156	22,682
Interest sensitive financial derivatives	(6,319)	(6,980)	(8,635)	(6,759)	(3,583)

Total interest sensitive assets	55,375	55,189	54,858	57,238	60,625
Interest Sensitive Liabilities
Deposits(1)	—	—	—	—	—
Short-term borrowings(1)	—	—	—	—	—
Long-term debt(1)	(89,340)	(88,080)	(86,850)	(85,650)	(84,470)

Total interest sensitive liabilities	(89,340)	(88,080)	(86,850)	(85,650)	(84,470)
Net market value as of December 31, 2008	$(33,965)	$(32,891)	$(31,992)	$(28,412)	$(23,845)

Change from current	$(1,973)	$(899)	$—	$3,580	$8,147

Net market value as of December 31, 2007	$16,354	$26,253	$36,354	$44,920	$52,505

Change from current	$(20,000)	$(10,101)	$—	$8,566	$16,151

(1)	Value does not change in GAAP presentation.

Off-Balance Sheet Instruments

In the normal course of our business as a provider of financial services, we are party to certain financial instruments with off-balance sheet risk to meet the financial needs of our customers. These financial instruments include loan commitments and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amounts recognized on the consolidated balance sheet. We follow the same credit policies in making commitments and contractual obligations as we do for our on-balance sheet instruments. See Note 15 of the Financial Statements for further discussion related to guarantees.

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2008 and December 31, 2007, respectively, were $0.6 billion and $1.1 billion. We had $31 million and $22 million in irrevocable standby letters of credit outstanding at December 31, 2008 and December 31, 2007, respectively.

Derivative Financial Instruments

Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and are marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk. For detail of our derivative activities, see Note 14 of our Consolidated Financial Statements.

Operational and Compliance Risk

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

We are registered as a bank holding company with the Board of Governors of the Federal Reserve System under the Bank Holding Company Act of 1956, as amended, and the related regulations. We are subject to regulation, supervision and examination by the Federal Reserve, and as part of this process we must file reports and additional information with the Federal Reserve. As an Indiana state chartered bank, our subsidiary, Irwin Union Bank and Trust, including its subsidiaries, is subject to examination by the Indiana Department of Financial Institutions and is also subject to examination, due to its membership in the Federal Reserve System, by the Federal Reserve. As a federal savings bank, our subsidiary, Irwin Union Bank, F.S.B., is subject to examination by the Office of Thrift Supervision. The regulation, supervision and examinations of our enterprise occur at the local, state and federal levels and involve, but are not limited to, minimum capital requirements, consumer protection, community reinvestment, and deposit insurance. See the discussion in Part I, “Supervision and Regulation,” and Item 1A. “Risk Factors” of this report for more information about our regulatory environment and specific laws, regulations and written and supervisory agreements to which we and our banking subsidiaries are subject.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

The quantitative and qualitative disclosures about market risk are reported in the Market Risk section of Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” found on pages 72 through 75.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management has determined that internal control over financial reporting as of December 31, 2008 was effective.

Our effectiveness of internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, the independent registered public accounting firm that also audited our financial statements, as stated in their attestation report which follows.

-s- William I. Miller	-s- Gregory F. Ehlinger

William I. Miller Chairman and Chief Executive Officer	Gregory F. Ehlinger Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited Irwin Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Irwin Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Irwin Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Irwin Financial Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 31, 2009 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Irwin Financial Corporation’s ability to continue as a going concern.

Chicago, Illinois
March 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Irwin Financial Corporation

We have audited the accompanying consolidated balance sheets of Irwin Financial Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Irwin Financial Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, Irwin Financial Corporation has experienced recurring losses from operations, and at December 31, 2008, its regulatory capital ratios were below the amounts that would allow the Company to be deemed well capitalized. In addition, the Company is operating under written agreements with its principal banking regulators, which require management to take a number of actions, including among other things, restoring and maintaining its capital levels at amounts that would result in its capital ratios being sufficient for the Company to be deemed well capitalized. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans to address these matters are described in Note 1. The December 31, 2008 consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 18 to the consolidated financial statements, during 2006 the Company changed its method of accounting for the recognition of share-based compensation expense.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Irwin Financial Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2009 expressed an unqualified opinion thereon.

Chicago, Illinois
March 31, 2009

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2008	2007
	(Dollars in thousands)

Assets:
Cash and cash equivalents — Note 2	$233,698	$78,212
Interest-bearing deposits with financial institutions	26,023	31,841
Residual interests	9,180	12,047
Investment securities- held-to-maturity (Fair value: $17,300 and $18,134 at December 31, 2008 and 2007) — Note 3	17,258	18,123
Investment securities- available-for-sale — Note 3	31,895	59,684
Investment securities- other — Note 3	61,056	62,588
Loans and leases held for sale — Note 4	841,333	6,134
Loans and leases, net of unearned income — Note 4	3,512,048	5,696,230
Less: Allowance for loan and lease losses — Note 5	(137,015)	(144,855)

	3,375,033	5,551,375
Servicing assets — Note 6	18,116	23,234
Accounts receivable	19,706	38,710
Accrued interest receivable	19,673	26,291
Premises and equipment — Note 7	32,417	38,178
Other assets	228,927	219,688

Total assets	$4,914,315	$6,166,105

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$319,857	$306,820
Interest-bearing	2,082,809	2,357,050
Certificates of deposit over $100,000	615,269	661,618

	3,017,935	3,325,488
Other borrowings — Note 9	512,012	802,424
Collateralized debt — Note 10	912,792	1,213,139
Other long-term debt — Note 11	233,868	233,873
Other liabilities	127,046	131,881

Total liabilities	4,803,653	5,706,805

Commitments and contingencies — Notes 12, 13, and 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares; Noncumulative perpetual preferred stock — 15,000 issued;	14,441	14,441
Common stock, no par value — authorized 200,000,000 shares; issued 29,913,008 shares and 29,896,464 as of December 31, 2008 and 2007; 389,520 and 670,169 shares in treasury as of December 31, 2008 and 2007	116,893	116,542
Additional paid-in capital	—	2,557
Accumulated other comprehensive income (loss), net of deferred income tax benefit of $5,258 and $4,367 as of December 31, 2008 and 2007	(7,988)	1,032
Retained earnings	(5,079)	337,524

	118,267	472,096
Less treasury stock, at cost	(7,605)	(12,796)

Total shareholders’ equity	110,662	459,300

Total liabilities and shareholders’ equity	$4,914,315	$6,166,105

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except per share)

Interest income:
Loans and leases	$356,851	$494,165	$435,952
Loans and leases held for sale	51,734	6,830	34,372
Residual interests	1,221	1,100	1,536
Investment securities	8,305	10,315	8,741
Federal funds sold	707	619	1,527

Total interest income	418,818	513,029	482,128

Interest expense:
Deposits	102,512	137,360	132,221
Other borrowings	23,643	29,064	19,482
Collateralized debt	69,789	68,601	53,720
Other long-term debt	16,409	15,611	19,266

Total interest expense	212,353	250,636	224,689

Net interest income	206,465	262,393	257,439
Provision for loan and lease losses — Note 5	354,208	134,988	35,101

Net interest income after provision for loan and lease losses	(147,743)	127,405	222,338
Other income:
Loan servicing fees	11,349	19,275	32,844
Amortization of servicing assets — Note 6	(1,124)	(1,199)	(21,027)
(Impairment) recovery of servicing assets — Note 6	(4,918)	(10,946)	646

Net loan administration income	5,307	7,130	12,463
Gain from sales of loans	6,032	3,363	1,766
Trading (losses) gains	(3,053)	1,329	1,282
Other than temporary impairment on securities	(23,117)	—	—
Derivative (losses) gains, net	(9,134)	(9,720)	3,820
Other	25,006	25,282	25,290

	1,041	27,384	44,621
Other expense:
Salaries	83,538	97,028	107,864
Pension and other employee benefits	23,915	27,519	27,602
Office expense	8,208	9,316	9,130
Premises and equipment	35,296	23,539	22,748
Marketing and development	4,748	5,532	3,041
Professional fees	14,889	8,915	10,738
Other	44,169	27,918	29,565

	214,763	199,767	210,688

(Loss) income before income taxes from continuing operations	(361,465)	(44,978)	56,271
Provision for income taxes	(20,985)	(20,848)	18,870

Net (loss) income from continuing operations	(340,480)	(24,130)	37,401

Loss from discontinued operations, net of $20,581 and $23,832 income tax benefit in 2007 and 2006, respectively	—	(30,543)	(35,674)

Net (loss) income	$(340,480)	$(54,673)	$1,727

Loss per share from continuing operations: — Note 19
Basic	$(11.60)	$(0.87)	$1.27

Diluted	$(11.60)	$(0.90)	$1.25

Loss per share: — Note 19
Basic	$(11.60)	$(1.91)	$0.06

Diluted	$(11.60)	$(1.94)	$0.05

Dividends per share	$—	$0.48	$0.44

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

			Accumulated Other Comprehensive Income
				Unrealized	Unrealized	Defined		Additional
		Retained	Foreign	Gain/Loss	Gain/Loss	Benefit	Deferred	Paid in	Common	Preferred	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Plans	Compensation	Capital	Stock	Stock	Stock
	(Dollars in thousands)

Balance at January 1, 2006	$512,334	$418,784	$3,341	$(373)	$754	$(274)	$(759)	$—	$112,000	$—	$(21,139)

Net income	1,727	1,727
Unrealized gain on investment securities net of $19 tax liability	29			29
Unrealized loss on interest rate swap	(784)				(784)
Foreign currency adjustment	(457)		(457)
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $61 tax liability	91					91

Other comprehensive income	(1,121)

Total comprehensive income	606
Adoption of FAS 158, net of $4,460 tax benefit — Note 1	(6,691)					(6,691)
Adoption of FAS 123R	—						759	50			(809)
Cash dividends	(13,110)	(13,110)
Tax benefit on stock option exercises	535							535
Stock option expense	1,742							1,742
Conversion of Trust Preferred shares to 1,013,938 shares of common stock	20,248	(1,058)							1,805		19,501
Sales of 15,000 shares of preferred stock	14,518									14,518
Sales of 177,181 shares of common stock	2,387								2,387
Stock:
Purchase of 200,604 shares	(4,363)										(4,363)
Sales of 147,097 shares	2,296	(508)						(744)			3,548

Balance at December 31, 2006	$530,502	$405,835	$2,884	$(344)	$(30)	$(6,874)	$—	$1,583	$116,192	$14,518	$(3,262)

Net loss	(54,673)	(54,673)
Unrealized loss on investment securities net of $734 tax benefit	(1,101)			(1,101)
Unrealized loss on interest rate swap net of $1,031 tax benefit	(1,546)				(1,546)
Foreign currency adjustment	6,274		6,274
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $1,193 tax liability	1,769					1,769

Other comprehensive income	5,396

Total comprehensive income	(49,277)
Adoption of FAS 156, net of $1,162 tax liability	1,743	1,743
Cash dividends — Common stock	(14,046)	(14,046)
Cash dividends — preferred stock	(1,335)	(1,335)
Tax benefit on stock option exercises	91							91
Stock compensation expense	2,509							2,509
Stock issuance costs	(77)									(77)
Stock:
Purchase of 673,615 shares	(12,804)										(12,804)
Sales of 164,506 shares	1,994							(1,626)	350		3,270r

Balance at December 31, 2007	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$—	$2,557	$116,542	$14,441	$(12,796)

Net loss	(340,480)	(340,480)
Unrealized loss on investment securities net of $177 tax benefit	(267)			(267)
Unrealized gain on interest rate swap net of $923 tax liability	1,385				1,385
Foreign currency adjustment	(9,069)		(9,069)
Defined benefit retirement plans:
Minimum pension and SERP liability, net of $713 tax benefit	(1,069)					(1,069)

Other comprehensive income	(9,020)

Total comprehensive income	(349,500)
Subsidiary stock purchase	(2,313)							(2,313)
Stock compensation expense	2,375							2,375
Stock :
Purchase of 15,082 shares	(247)										(247)
Sales of 312,275 shares	1,047	(2,123)						(2,619)	351		5,438

Balance at December 31, 2008	$110,662	$(5,079)	$89	$(1,712)	$(191)	$(6,174)	$—	$—	$116,893	$14,441	$(7,605)

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

(Loss) income from continuing operations	$(340,480)	$(24,130)	$37,401
(Loss) from discontinued operations	—	(30,543)	(35,674)

Net (loss) income	(340,480)	(54,673)	1,727
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation, amortization, and accretion, net	16,203	10,413	10,141
Other than temporary impairment	23,117	—	—
Amortization and impairment of servicing assets	6,042	12,395	61,370
Provision for loan and lease losses	354,208	134,988	35,288
Deferred income tax	(18,853)	(34,582)	(109,018)
Gain on sale of mortgage servicing assets	—	—	17,961
Gain from sales of loans held for sale	(6,032)	9,056	(39,754)
Originations and purchases of loans held for sale	(562,498)	(559,298)	(7,237,809)
Proceeds from sales and repayments of loans held for sale	646,862	791,712	8,262,743
Proceeds from sale of mortgage servicing assets	—	139	267,094
Net (increase) decrease in residuals	992	(627)	13,332
Net decrease (increase) in accounts receivable	19,004	169,875	(96,952)
Other, net	(3,790)	(49,706)	(100,215)

Net cash provided by operating activities	134,775	429,692	1,085,908

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	5,406	2,036	2,313
Available-for-sale	5,887	3,658	13,112
Purchase of investment securities:
Held-to-maturity	(4,132)	(2,167)	(4,114)
Available-for-sale	(526)	(17,455)	(23,197)
Net decrease (increase) in interest-bearing deposits	5,818	21,265	(1,976)
Net decrease (increase) in loans, excluding sales	908,961	(485,986)	(820,664)
Other, net	(838)	(9,100)	(11,376)

Net cash provided (used) by investing activities	920,576	(487,749)	(845,902)

Financing activities:
Net decrease in deposits	(307,553)	(226,028)	(347,477)
Net (decrease) increase in other borrowings	(290,412)	199,981	(395,001)
Repayments of long-term debt	(5)	(16)	(14)
Proceeds from issuance of collateralized debt	202,284	364,579	931,406
Repayments of collateralized debt	(501,993)	(324,505)	(427,373)
Proceeds from the issuance of trust preferred securities	—	—	61,500
Redemption of trust preferred securities	—	—	(77,509)
Proceeds from the sale of noncumulative perpetual preferred stock	—	—	14,518
Subsidiary stock purchase	(2,313)	—	—
Purchase of treasury stock for employee benefit plans	(247)	(12,804)	(4,363)
Proceeds from sale of stock for employee benefit plans	1,047	2,085	7,740
Dividends paid	—	(15,381)	(13,110)

Net cash used in financing activities	(899,192)	(12,089)	(249,683)

Effect of exchange rate changes on cash	(673)	2,593	(44)

Net increase (decrease) in cash and cash equivalents	155,486	(67,553)	(9,721)
Cash and cash equivalents at beginning of period	78,212	145,765	155,486

Cash and cash equivalents at end of period	$233,698	$78,212	$145,765

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$198,270	$251,019	$239,934

Income taxes (received) paid	$(3,324)	$13,098	$93,687

Noncash transactions:
Adoption of FAS 156	$—	$2,905	$—

Reclassification of loans to held for sale	$803,688

Reclassification of loans from held for sale to loans held for investment	$—	$166,773	$—

Other real estate owned	$18,741	$13,544	$11,675

Conversion of trust preferred stock to common stock	$—	$—	$20,248

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Summary of Significant Accounting Policies

Consolidation:  Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.). We are engaged in commercial banking, commercial finance and home equity servicing. We have exited the mortgage banking segment, maintaining a limited staff to manage our residual liabilities and responsibilities from past activities. In July, 2008, we sold the majority of the leases associated with our small ticket equipment leasing portion of our commercial finance line of business and sold or closed down the associated platforms, retaining the franchise finance portion of this line of business. We have ceased originating home equity loans outside our bank and thrift branch system.

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

For the mortgage banking line of business that we have exited, the financial statements and notes within this report conform to the presentation required in Statement of Financial Accounting Standard (SFAS) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” for “discontinued operations.”

Capital, Liquidity, and Going Concern Considerations:  The Corporation has been significantly and negatively impacted by the events and conditions impacting the banking industry. We and the industry have been adversely affected by rising unemployment, declining real estate and financial asset prices, and rising delinquency and loss rates on loans. These in turn have caused significant losses, reduced our capital materially, and had other follow-on consequences. While it has not yet occurred, there is the potential for these events to impact our on-going access to liquidity sources.

The accompanying consolidated financial statements of the Corporation were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Corporation’s abilities in this area are dependent on normal on-going operations, particularly its ability to continue to access its traditional funding sources, some of which are determined by our regulatory capital ratios and regulatory standing. Should management be unable to execute on its plans, including restoring and maintaining its capital ratios at amounts that would result in its ratios being sufficient to be declared “well capitalized,” there could be a doubt on our ability to remain a going concern.

During 2008, the Corporation lost $340 million, due in part to factors noted above and in part to steps it took in its Strategic Restructuring. We are operating under written agreements with our principal banking regulators and our loss and consequent reduction in retained earnings have put pressure on the Corporation’s regulatory capital ratios.

As a result of the Corporation’s recent results, it and its bank and thrift subsidiaries are no longer considered “well capitalized” in each of their regulatory capital ratios, which could have an adverse impact on our liquidity. The Corporation manages liquidity at both the parent and subsidiary levels. The parent company has no external funding facilities which are immediately affected by these ratios. The parent company does not fund loan assets, but does require cash for working capital purposes. Neither Irwin Union Bank and Trust nor Irwin Union Bank, F.S.B. is dependent on the parent company for liquidity. A significant source of funding for Irwin Union Bank and Trust Company is public funds, the majority of which are in the State of Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the bank’s capital ratios through the completion of transactions that would remove substantial home equity assets from our balance sheet and to raise additional capital. As with any bank, our bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute. In addition, we have traditionally used brokered-sourced deposits to supplement our funding. Due to our current capital ratios, we are ineligible to issue these deposits. An ongoing inability to source these funds could put additional pressure on our overall funding and ability to hold or increase our amount of loans or other assets.

In assessing the Corporation’s current financial position and operating plans for the future, management has made significant judgments and estimates with respect to the potential future and liquidity effects of the Corporation’s risks and uncertainties.

It is possible that the actual outcome of management’s plans could be materially different or that one or more of management’s significant judgments or estimates about the potential effects of these risks and uncertainties could prove to be materially incorrect. Notwithstanding this risk, the Corporation’s consolidated financial statements have been prepared on a going concern basis which contemplates the realization of certain balance sheet restructuring, continuity of deposit funding sufficient to support our assets in the normal course of business, and capital raising.

Based on an analysis of its current and projected funding profile, including expected on-going access to deposits of Indiana-based public fund depositors, and consideration of the risks and uncertainties of its plans, management believes it will have adequate capital and liquidity to finance and operate its business for the foreseeable future.

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

Residual Interests:  When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank, securitization transactions involving home equity loans, and loan participations through our franchise channel. Residual interests are stated at fair value. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates. We recognize interest income on these residuals using the effective interest method in accordance with EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets.” Adjustments to carrying values are recorded as “trading gains or losses.”

Loans Held For Sale:  Loans held for sale are carried at the lower of cost or market, determined on an aggregate basis for both performing and nonperforming loans. Cost basis includes deferred origination fees and costs. For loans collateralizing secured borrowings, fair value was determined using a fair value measurement that fully reflects the economic loss to which we are exposed. For other loans held for sale, fair value is determined based upon discounted cash flow models. Loans which the Corporation does not have the intent to hold until maturity are classified as loans held for sale.

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

Allowance for Loan and Lease Losses:  The allowance for loan and lease losses (ALLL) is an estimate based on management’s judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. Changes to the allowance for loan and lease losses are reported in the Consolidated Statements of Income in the provision for loan and lease losses. We perform an assessment of the adequacy of the allowance on a quarterly basis.

Within the allowance, there are specific and expected loss components. The specific loss component is assessed for loans we believe to be impaired in accordance with SFAS 114. We have defined impairment as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value to fair value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the fair value is lower than the carrying value of that loan. In addition to establishing allowance levels for specifically identified impaired loans, management determines an allowance for all other loans in the portfolio for which historical experience indicates that losses exist. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio applied against each product type and aging category. The loss ratio is generally based upon historic loss experience for each loan type as adjusted for certain environmental factors management believes to be relevant.

Key judgments used in determining the allowance for loan and lease losses include: (i) risk ratings for commercial loans; (ii) collateral values for individually evaluated loans; (iii) loss rates for consumer loans; and (iv) considerations regarding economic uncertainty and overall credit conditions. Due to the variability in the drivers of the assumptions made in establishing the allowance, estimates of the portfolio’s inherent risks and overall collectability change with changes in the economy and in borrowers ability and willingness to repay their obligations. The degree to which any particular assumption affects the allowance for loan and lease losses depends on the severity of the change and its relationship to other assumptions.

It is our policy to promptly charge off any loan, or portion thereof, which is deemed to be uncollectible. This includes, but is not limited to, any loan rated “Loss” by the regulatory authorities. Impaired commercial credits are considered on a case-by-case basis. The amount charged off includes any accrued interest. Unless there is a significant reason to the contrary, consumer loans are charged off when deemed uncollectible, but generally no later than when a loan is past due 180 days. See Note 5 to the consolidated financial statements for further discussion.

Repurchase Liabilities:  We have recorded a liability for probable losses resulting from repurchases in instances where there were origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities. In determining liability levels for repurchases, we estimate the number of loans with origination errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this liability could result in changes in future liabilities.

As part of our exit from the mortgage banking business, we attempted to reduce our liabilities and future exposure from existing and threatened claims and lawsuits in connection with possible recourse claims on loans that we had sold to investors. The repurchase claims generally allege that we breached representations and warranties made regarding the loans we sold. We believe that potential litigation costs and management time that would have been spent on these matters would have been a significant drain on our existing and future resources. We therefore negotiated several settlements pursuant to which the investors waived their recourse rights in exchange for an agreed upon cash settlement.

We have sold approximately $50 billion of mortgage loans to investors in the past 10 years. Over half of this amount was sold to investors with whom we have entered into settlements and to whom we no longer have any exposure. The amounts that we paid to settle investors’ claims represented a nominal amount relative to the amount of the loans initially purchased by the investors. The theoretical maximum potential exposure is this $50 billion, less all loans sold to parties with whom we have entered into settlement agreements and all loans that have been subsequently paid off or that otherwise no longer exist. Because we no longer own or service the loans that are owned by third parties, it is not practicable for us to determine the exact remaining principal amount of these loans that is still outstanding (i.e., have not amortized to zero or pre-paid). In addition, we continually review ongoing repurchase demand activity and continue to believe our repurchase liability is reasonable. See Note 15 to the consolidated financial statements for further discussion.

Servicing Assets:  When we securitize or sell loans, we may retain the right to service the underlying loans sold. For cases in which we retain servicing rights, servicing rights are recorded at fair value at the date of the sale of the loans. The majority of our mortgage servicing rights reside at our home equity line of business. For servicing assets associated with second mortgages and high loan-to-value first mortgages, the fair value measurement method of reporting these servicing rights was elected beginning January 1, 2007, in accordance with SFAS 156, “Accounting for Servicing of Financial Assets.” Under the fair value method, we measure servicing assets at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur. Servicing rights associated with first mortgages are carried at lower of cost or fair market value. These servicing assets are amortized over the period of and in proportion to estimated net servicing income.

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

We account for ISFs similar to management contracts under Emerging Issues Task Force Topic No. D-96, “Accounting for Management Fees Based on a Formula.” Accordingly, we recognize revenue on a cash basis as the pre-established performance metrics are met and cash is due. Incentive servicing fees are recorded in the Consolidated Statement of Income in Loan Servicing Fees.

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

Income Taxes:  We account for income taxes in accordance with SFAS 109 as interpreted by FIN 48. In applying the principles of SFAS 109, we monitor relevant tax authorities and change our tax estimates due to changes in tax laws and related interpretations. Deferred tax assets and liabilities are determined based on temporary differences between carrying amounts and the tax basis of assets and liabilities, computed using enacted tax rates. We make this measurement using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. We recognize deferred tax assets, in part, based on estimates of future taxable income. SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Although the Corporation has a long history of taxable income and net operating losses can be carried forward for 20 years under the Internal Revenue Code, for purposes of assessing our deferred tax asset utilization, under SFAS 109, we consider projected taxable income for three years due to the imprecision inherent in any future projections beyond that period. Events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance. We provided a valuation allowance for all of our deferred tax assets except for those that can be realized through carrybacks and reversals of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment that realization of these assets is more likely than not. Changes in the deferred tax asset are recorded in the Consolidated Statements of Income in the provision of income taxes. See Note 20 to the Consolidated Financial Statements for further detail.

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

Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. During the third quarter of 2008, we entered into a secured financing transaction with respect to certain home equity loans. We elected to measure the collateralized debt associated with this transaction at fair value in accordance with SFAS 159. See Note 10 to the Consolidated Financial Statements for further detail.

In March 2008 the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities.” This statement is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We adopted these disclosure requirements in 2008. See Note 14 to the Consolidated Financial Statements for further detail.

Note 2 —	Restrictions on Cash and Dividends

Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are required to maintain minimum average noninterest bearing reserve balances with the Federal Reserve Bank. At December 31, 2008, we exceeded this requirement.

On October 10, 2008, the Corporation and Irwin Union Bank and Trust Company entered into a written agreement with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions. As a result of the written agreement, the Corporation is not permitted to (1) declare or pay any dividend without the prior approval of the Federal Reserve and the Indiana Department of Financial Institutions, or (2) make any distributions of interest or principal on subordinated debentures or trust preferred securities without the prior approval of the Federal Reserve and Indiana Department of Financial Institutions. See above under “Supervision and Regulation, General” in Part I, Item 1 of this report for the requirements of this written agreement and the status of our efforts to meet those requirements.

Prior to the issuance of the written agreement, on March 3, 2008, we announced that our Board of Directors had voted to defer dividend payments on the Corporation’s trust preferred securities and to discontinue payment of dividends on its non-cumulative perpetual preferred and common stock. Mindful of regulatory policy and the current economic environment, the Board took these steps to maintain the capital strength of the Corporation at a time of elevated uncertainty in the economy.

Under Indiana law, certain dividends require notice to, or approval by, the Indiana Department of Financial Institutions, and Irwin Union Bank and Trust may not pay dividends in an amount greater than its net profits then available, after deducting losses and bad debts. In addition to the limitations imposed by Indiana Law, as a state member bank, Irwin Union Bank and Trust may not, without the approval of the Federal Reserve, declare a dividend if the total of all dividends declared in a calendar year, including the proposed dividend, exceeds the total of its net income for that year, combined with its retained net income of the preceding two years, less any required transfers to the surplus account. As a result of our losses in 2007 and 2008, Irwin Union Bank and Trust cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceed dividends during the same periods. Also, as a result of the October 10, 2008 written agreement referred to above, Irwin Union Bank and Trust, is not permitted to declare or pay any dividend without the prior approval of the Federal Reserve and the Indiana Department of Financial Institutions. Our ability to pay dividends on our trust preferred, non-cumulative perpetual preferred, and common stock is dependent on our ability to dividend from Irwin Union Bank and Trust, for which prior regulatory approval would be necessary.

In most cases, savings and loan associations, such as Irwin Union Bank, F.S.B., are required either to apply to or to provide notice to the OTS regarding the payment of dividends. The savings association must seek approval if it does not qualify for expedited treatment under OTS regulations, or if the total amount of all capital distributions for the applicable calendar year exceeds net income for that year to date plus retained net income for the preceding two years, or the savings association would not be adequately capitalized following the dividend, or the proposed dividend would violate a prohibition in any statute, regulation or agreement with the OTS. In other circumstances, a simple notice is sufficient. As a result of our losses in 2007 and 2008, Irwin Union Bank, F.S.B. cannot declare a dividend to us without regulatory approval until such time that current year earnings plus earnings from the last two years exceed dividends during the same periods.

The Board will reassess its dividend policy regularly, with an eye towards resuming the cash payment of the deferred dividends on trust preferred securities and recommencing dividends on the non-cumulative perpetual preferred and common stock once the level of uncertainty in the current market declines, the profitability of the Corporation supports such dividends, and our regulators permit the payments. Interest on the subordinated debt underlying the trust preferred securities will continue to accrue at its scheduled rate, and cash dividends will be paid to holders prior to the resumption of dividends on the non-cumulative perpetual preferred and common stock.

Note 3 —	Investment Securities

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2008 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$13,054	$266	$—	$13,320	$13,054
Obligations of states and political subdivisions	3,320	—	—	3,320	3,320
Mortgage-backed securities	884	—	(224)	660	884

Total held-to-maturity	17,258	266	(224)	17,300	17,258

Available-for-Sale:
Mortgage-backed securities	19,490	1,794	(1,170)	20,114	20,114
Other	15,257	—	(3,476)	11,781	11,781

Total available-for-sale	34,747	1,794	(4,646)	31,895	31,895

Federal Home Loan Bank and Federal Reserve Bank stock	61,056	—	—	61,056	61,056

Total investment securities	$113,061	$2,060	$(4,870)	$110,251	$110,209

The amortized cost, fair value, and carrying value of investment securities held at December 31, 2007 were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)

Held-to-Maturity:
U.S. Treasury and government obligations	$13,970	$68	$(42)	$13,996	$13,970
Obligations of states and political subdivisions	3,436	—	—	3,436	3,436
Mortgage-backed securities	717	—	(14)	702	717

Total held-to-maturity	18,123	68	(56)	18,134	18,123

Available-for-Sale:
Mortgage-backed securities	46,898	20	(1,419)	45,499	45,499
Other	15,196	—	(1,011)	14,185	14,185

Total available-for-sale	62,094	20	(2,430)	59,684	59,684

Federal Home Loan Bank and Federal Reserve Bank stock	62,588	—	—	62,588	62,588

Total investment securities	$142,805	$88	$(2,486)	$140,406	$140,395

The following table presents the fair value and unrealized losses for certain available-for-sale securities by aging category:

	Securities with Unrealized Losses at December 31, 2008
	less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Mortgage backed securities	$444	$(2)	$7,152	$(1,168)	$7,596	$(1,170)
Other securities	—	—	11,781	(3,476)	11,781	(3,476)

Total securities with unrealized losses	$444	$(2)	$18,933	$(4,644)	$19,377	$(4,646)

	Securities with Unrealized Losses at December 31, 2007
	less than 12 Months		12 Months or More		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
	(Dollars in thousands)

Mortgage backed securities	$14,714	$(775)	$25,959	$(644)	$40,673	$(1,419)
Other securities	15,196	(1,011)	—	—	15,196	(1,011)

Total securities with unrealized losses	$29,910	$(1,786)	$25,959	$(644)	$55,869	$(2,430)

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

At December 31, 2008, we held four mortgage-backed securities (referred to as “JPALTs”) acquired over the course of 2006 and 2007 from the underwriter, JPMorgan Chase, at original issuance at their par values. All of the securities were rated “AA” or “AA+” by S&P at origination. The securities are backed primarily by Alt-A first mortgages and pay interest at variable rates. The average FICO scores on the collateral underlying each of the securities were above 700 at issuance. As home price depreciation accelerated in 2008, delinquencies and foreclosure rates increased and trading in these securities, and others like them, halted. All four securities were first downgraded in April 2008 and have since been downgraded further.

These securities have an estimated fair value of $4 million at December 31, 2008. While interest payments on these securities continue to be current, the decline in fair value related to these securities is deemed to be other-than-temporary. Accordingly, we recognized other-than-temporary impairment (OTTI) charges of $23 million during the year ended December 31, 2008. These OTTI adjustments reflect our estimate of fair value for these securities at year end. The estimates of fair value were based on inputs from third parties who provided broker price indications and estimates of future cash flows and based on assumptions related to discount rates that management believes market participants would use to value similar assets.

Included in gross unrealized losses on the available-for-sale securities at December 31, 2008, were $4.6 million of unrealized losses that have existed for a period greater than 12 months. These securities are U.S. government backed or are rated at least investment grade. We have the positive intent and ability to hold these securities until maturity. Accordingly, we have concluded that none of these securities are other-than-temporarily impaired at December 31, 2008.

The amortized cost and estimated value of investment securities at December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value
	(Dollars in thousands)

Held-to-Maturity:
Due within one year	$5,882	$5,938
Due after one years through five years	7,262	7,471
Due after five years through ten years	400	400
Due after ten years	2,830	2,831

	16,374	16,640
Mortgage-backed securities	884	660

	17,258	17,300

Available-for-Sale:
Due in one year or less	3,863	3,742
Due after ten years	11,394	8,039

	15,257	11,781
Mortgage-backed securities	19,490	20,114

	34,747	31,895

Federal Home Loan Bank and Federal Reserve Bank stock	61,056	61,056

Total investment securities	$113,061	$110,251

Investment securities of $26 million were pledged and cannot be repledged by the holder, as collateral for borrowings and for other purposes on December 31, 2008. During 2008 and 2007 there were no sales or calls on investment securities.

Note 4 —	Loans and Leases Held for Sale and Loans and Leases

Loans and Leases Held for Sale

Loans and leases held for sale totaled $841 million at December 31, 2008, up from $6 million at December 31, 2007. The majority of this balance relates to certain home equity loans that represent collateral for secured borrowings. These loans were reclassified to loans held for sale in 2008 at lower of cost or fair value when we determined that we no longer had the intent to hold these loans until their maturity. In connection with this reclassification, we recorded a $53 million additional loan loss provision and a $155 million write down of these loans to lower of cost or fair value. We also have $35 million of loans and leases at our commercial finance line of business that we are currently marketing for sale. In connection with management’s efforts to derecognize certain loans held for sale that are collataralizing secured borrowings, management is negotiating the possible sale of the related servicing rights that could lead to their sale at a loss that is not recognized in the accompanying financial statements. These assets are carried at approximately $10 million at December 31, 2008.

Loans and Leases

Loans and leases are summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)

Commercial, financial and agricultural	$1,862,877	$2,099,451
Real estate-construction & land development	466,598	586,037
Real estate-mortgage	523,837	1,691,450
Consumer	24,022	32,232
Commercial financing
Franchise financing	922,429	925,741
Domestic leasing	11,305	306,301
Foreign leasing	—	462,036
Unearned income
Franchise financing	(297,600)	(306,681)
Domestic leasing	(1,420)	(42,723)
Foreign leasing	—	(57,614)

Total	$3,512,048	$5,696,230

Federal Home Loan Bank borrowings are collateralized by $1.2 billion in loans and loans held for sale at December 31, 2008 (See Note 9).

Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Franchise equipment and real estate loans are extended throughout the United States.

We make loans to directors and officers, and to organizations and individuals with which our directors and officers are associated. All outstanding loans and commitments included in such transactions were made in the normal course of business and on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectability or present other unfavorable features. All such loans outstanding at December 31, 2008 were current in payment of principal and interest. The aggregate dollar amount of these loans outstanding at December 31, 2008 and 2007 represented approximately 2 percent of total equity.

In late July 2008 we sold the majority of our small ticket portfolios in the commercial finance segment. We have ceased originating small ticket leases. The Canadian lease portfolio was sold for a modest premium. The domestic lease portfolio was sold at a discount of approximately 20 percent of the net receivable balance. The following lists the components of the net investment in leases:

	December 31,
	2008	2007
	(Dollars in thousands)

Minimum lease payments receivable	$11,096	$757,609
Initial direct costs	209	10,728
Less unearned income	(1,420)	(100,337)
Less allowance for lease losses	(854)	(11,206)

Net investment in leases	$9,031	$656,794

Note 5 —	Allowance for Loan and Lease Losses

Changes in the allowance for loan and lease losses are summarized below:

	December 31,
	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$144,855	$74,468	$59,223
Provision for loan and lease losses	354,208	134,988	35,101
Charge-offs	(159,411)	(73,994)	(30,810)
Recoveries	5,071	10,099	11,208
Reduction due to reclassification to loans held for sale	(207,628)	(1,225)	(246)
Foreign currency adjustment	(80)	519	(8)

Balance at end of period	$137,015	$144,855	$74,468

Impaired loans and associated valuation reserves are summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)

Impaired loans with valuation reserve	$66,891	$22,889
Impaired loans with no valuation reserve	71,593	4,420

Total impaired loans	$138,484	$27,309

Valuation reserve on impaired loans	$18,917	$6,519

Interest accrued but not collected at the date a loan is considered impaired is reversed against interest income. Interest income on impaired loans is recognized on a cash basis as long as the remaining book balance is deemed fully collectible. If the future collectability of the recorded loan balance is doubtful, any collections of interest and principal are generally applied as a reduction to principal outstanding. The accrual of interest is reestablished only when interest and principal payments are brought current and future payments are reasonably assured. For the years ended December 31, 2008, 2007 and 2006, the average balance of impaired loans was $90 million, $20 million and $13 million, respectively. As all loans that are deemed impaired were either on nonaccruing interest status during the entire year or were placed on nonaccruing status on the date they were deemed impaired, no interest income has been recognized on any loans while impaired during the three year period ended December 31, 2008.

For loans classified as nonaccrual at December 31, 2008, interest income of $15 million would have been recorded during 2008 on these loans if such loans had been accruing interest throughout the year in accordance with their original terms. The amount of interest income actually recorded during the year of 2008 on these loans was approximately $5 million.

Nonperforming loans and leases are summarized below:

	December 31,
	2008	2007
	(Dollars in thousands)

Accruing loans past due 90 days or more	$3,031	$857
Nonaccrual loans and leases	165,154	75,453

Total nonperforming loans and leases	$168,185	$76,310

Note 6 —	Servicing Assets

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

Changes in our fair value servicing assets are shown below:

	December 31,
	2008	2007
	And the Year Then Ended
	(Dollars in thousands)

Beginning balance	$19,724	$27,725
Gain from initial adoption of SFAS 156	—	2,905
Changes in fair value:
Due to changes in valuation inputs or assumptions(1)	(360)	(1,589)
Other changes in fair value(2)	(4,560)	(9,317)

Mortgage servicing assets	$14,804	$19,724

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.

Changes in our amortizing servicing assets are shown below:

	December 31,
	2008	2007
	And the Year Then Ended
	(Dollars in thousands)

Beginning balance	$3,510	$31,949
Initial adoption of SFAS 156	—	(27,725)
Additions	924	530
Sales	—	(5)
Amortization	(1,124)	(1,199)
(Impairment) recovery	2	(40)

Mortgage servicing assets	$3,312	$3,510

We have established a valuation allowance to record servicing assets at their fair market value. Changes in the allowance are summarized below:

	December 31,
	2008	2007
	And the Year Then Ended

Balance at beginning of year	$191	$483
Transfer of assets from amortizing to fair value	—	(332)
Impairment (recovery)	(2)	40

Valuation allowance from continuing operations	$189	$191

The servicing assets had a fair value of $19 million and $25 million at December 31, 2008 and 2007, respectively. At December 31, 2008, key economic assumptions and the sensitivity of the current carrying value of mortgage servicing rights to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (dollars in thousands):

Fair value of mortgage servicing assets	$19,145
Constant prepayment speed	18.04%
Impact on fair value of 10% adverse change	$(905)
Impact on fair value of 20% adverse change	(1,712)
Discount rate	11.68%
Impact on fair value of 10% adverse change	$(434)
Impact on fair value of 20% adverse change	(821)

These sensitivities are hypothetical and should be used with caution. As the figures indicate, changes in value based on a 10 percent and 20 percent variation in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in value may not be linear. Also, in this table, the effect of a variation in a particular assumption on the value of the servicing asset is calculated without changing any other assumption; in reality, changes in one factor may result in changes in another (for example, increases in market interest rates may result in lower prepayments), which might magnify or counteract the sensitivities.

The servicing portfolio underlying the portion of our servicing assets carried on our balance sheet was $1.8 billion and $2.2 billion at December 31, 2008 and 2007, respectively. Key economic assumptions used in determining the carrying value of mortgage servicing assets capitalized in 2008 and 2007 were as follows:

	2008	2007

Prepayment rates (range):	7 to 54%	3 to 35%
Discount rates (range):	10 to 16%	9 to 15%

Note 7 — Premises and Equipment

Premises and equipment are summarized as follows:

	December 31,
	2008	2007	Useful Lives
	(Dollars in thousands)

Land	$3,283	$3,302	n/a
Building and leasehold improvements	31,464	30,827	7-40 years
Furniture and equipment	36,389	54,611	3-10 years

	71,136	88,740
Less accumulated depreciation	(38,719)	(50,562)

Total	$32,417	$38,178

Amounts charged to other expense for depreciation were $6.6 million, $7.1 million, and $6.4 million in 2008, 2007, and 2006, respectively.

Note 8 —	Lease Obligations

At December 31, 2008, we leased certain branch locations and office equipment used in our operations under a number of noncancellable operating leases. Operating lease rental expense was $11 million in 2008, $11 million in 2007, and $18 million in 2006.

The future minimum rental payments required under noncancellable operating leases with initial or remaining terms of one year or more are summarized as follows:

(Dollars in thousands)

Year Ended December 31,
2009	$12,018
2010	11,466
2011	10,199
2012	4,459
2013	2,791
Thereafter	4,695

Total minimum rental payments	$45,628

Total payments from subleases	(9,331)

Net minimum rental payments	$36,297

Note 9 —	Other borrowings

Other borrowings are summarized as follows:

	December 31,
	2008	2007
	(Dollars in thousands)

Federal Home Loan Bank borrowings	$487,012	$574,424
Federal funds	25,000	228,000

Total	$512,012	$802,424

Weighted average interest rate	4.48%	5.20%

Federal Home Loan Bank borrowings are collateralized by $1.2 billion of loans and loans held for sale at December 31, 2008.

In addition to borrowings from the FHLB, we use Fed Funds as needed. At December 31, 2008, we had a $25 million outstanding balance of Federal Funds borrowed on a $35 million line of credit. Interest is payable monthly with a rate of 0.39 percent at December 31, 2008.

Note 10 —	Collateralized Debt

We pledge loans in transactions structured as secured financings at our home equity and commercial finance lines of business. Sale treatment is precluded on these transactions because we fail the sale requirements of SFAS 140 as we maintain effective control over the loans and leases securitized. This type of structure results in cash being received, debt being recorded, and loans being retained on the balance sheet. The notes associated with these transactions are collateralized by $1.1 billion in home equity loans, home equity lines of credit, and leases. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and leases. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.

In July, 2008, we sold the majority of our Canadian small-ticket leases removing approximately $0.3 billion of these assets from our balance sheet and then repaying $0.3 billion of collateralized debt. In addition, in the third quarter of 2008 we added $91 million of collateralized debt at our home equity line of business in connection with the securitization transaction that closed during that quarter. We elected to measure this debt at fair value in accordance with SFAS 159.

Collateralized borrowings are summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	December 31,	December 31,	December 31,
	Maturity	2008	2008	2007
	(Dollars in thousands)

Commercial finance line of business
Canadian asset backed notes:
Note 1			—	46,183
Note 2			—	192,103
Note 3			—	4,120
Home equity line of business
2004-1 variable rate asset backed notes	12/2024-12/2034	2.0	52,963	58,508
2005-1 variable and fixed rate asset backed notes	6/2025-6/2035	4.6	119,583	145,805
2006-1 variable and fixed rate asset backed notes	9/2035	4.9	139,117	165,115
2006-2 variable and fixed rate asset backed notes	2/2036	4.6	156,902	184,313
2006-3 variable and fixed rate asset backed notes	1/2037-9/2037	4.2	141,839	168,324
2007-1 variable and fixed rate asset backed notes	8/2037	3.9	215,435	248,668
2008-1 variable and fixed rate asset backed notes(1)	9/2048	7.2	6,745	—
2008-2 fixed rate asset backed notes(1)	9/2048	19.0	72,749	—
2008-3 fixed rate asset backed notes(1)	9/2048	19.4	7,459	—

Total			$912,792	$1,213,139

(1)	Shown at fair value in accordance with SFAS No. 159.

Note 11 —	Other Long-Term Debt

At December 31, 2008 we had $234 million of other long-term debt, unchanged from 2007. Included in both years is $30 million of subordinated debt with an interest rate of 7.58 percent and a maturity date of July 2014. We also have obligations represented by subordinated debentures at December 31, 2008 and 2007 of $204 million. These securities were issued by wholly-owned trusts of Irwin Financial Corporation that were created for the purpose of issuing cumulative trust preferred securities. In accordance with FIN 46 we do not consolidate these trusts. These debentures are the sole assets of these trusts as of December 31, 2008. All debentures and securities are callable at par after five years from origination date.

In consideration of recent losses, on March 3, 2008, we announced that our Board of Directors had elected to defer payments on these subordinated debentures. Interest continues to accrue on the unpaid principal and cumulative unpaid interest balance.

These securities are all Tier 1 qualifying capital at December 31, 2008. Highlights about these debentures and the related trusts are listed below:

		Interest
		Rate at		Subordinated Debt
	Origination	December 31,	Maturity	December 31,
Name	Date	2007	Date	2008	2007	Other
	(Dollars in thousands)

IFC Capital Trust VI	Oct 2002	8.70	Sep 2032	$35,567	$35,567	fixed rate for term
IFC Statutory Trust VII	Nov 2003	4.36	Nov 2033	51,547	51,547	rate changes quarterly at three month LIBOR plus 290 basis points
IFC Capital Trust VIII	Aug 2005	5.96	Aug 2035	53,351	53,351	fixed rate for 5 years, variable rate of 3 month LIBOR plus 153 basis
IFC Capital Trust IX	Mar 2006	6.69	Mar 2036	32,475	32,475	fixed rate for 5 years, variable rate of 3 month LIBOR plus 149 basis
IFC Capital Trust X	Dec 2006	6.53	Dec 2036	15,464	15,464	fixed rate for 5 years, variable rate of 3 month LIBOR plus 175 basis
IFC Capital Trust XI	Dec 2006	3.93	Mar 2037	15,464	15,464	variable rate of 3 month LIBOR plus 174 basis points

				$203,868	$203,868

Note 12 —	Commitments and Contingencies

Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia

Our subsidiary, Irwin Union Bank and Trust Company, is a defendant in several actions in connection with loans Irwin Union Bank purchased from Community Bank of Northern Virginia (Community).

Hobson v. Irwin Union Bank and Trust Company was filed on July 30, 2004 in the United States District Court for the Northern District of Alabama against Irwin Union Bank and Community. In a proposed Amended Complaint, the Hobson plaintiffs seek certification of both a plaintiffs’ and a defendants’ class, the plaintiffs’ class to consist of all persons who obtained loans from Community and whose loans were purchased by Irwin Union Bank. Hobson alleges that defendants violated the Truth-in-Lending Act (TILA), the Home Ownership and Equity Protection Act (HOEPA), the Real Estate Settlement Procedures Act (RESPA) and the Racketeer Influenced and Corrupt Organizations Act (RICO). Irwin has moved to dismiss the Hobson claims as untimely and substantively defective. That motion is pending.

Kossler v. Community Bank of Northern Virginia was originally filed in July 2002 in the United States District Court for the Western District of Pennsylvania. Irwin Union Bank and Trust was added as a defendant in December 2004. The Kossler complaint seeks certification of a plaintiffs’ class and seeks to void mortgage loans acquired by Irwin Union Bank from Community as illegal contracts. Plaintiffs also seek recovery against Irwin and Community for alleged RESPA violations and for conversion. On September 9, 2005, the Kossler plaintiffs filed a Third Amended Class Action Complaint. On October 21, 2005, Irwin filed a renewed motion seeking to dismiss the Kossler action.

The plaintiffs in Hobson and Kossler claim that Community was allegedly engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees. The loans in question are allegedly high cost/high interest loans under Section 32 of HOEPA. Plaintiffs also allege illegal kickbacks and fee splitting. In Hobson, the plaintiffs allege that Irwin Union Bank was aware of Community’s alleged arrangement when Irwin Union Bank purchased the loans and that Irwin participated in a RICO enterprise and conspiracy related to the loans. Because Irwin Union Bank bought the loans from Community, the Hobson plaintiffs are alleging that Irwin has assignee liability under HOEPA.

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

In response to a motion by Irwin, the Judicial Panel On Multidistrict Litigation consolidated Hobson with Kossler in the Western District of Pennsylvania for all pretrial proceedings. The Pennsylvania District Court had been handling another case seeking class action status, Kessler v. RFC, et al., also involving Community and with facts similar to those alleged in the Irwin consolidated cases. The Kessler case had been settled, but the settlement was appealed and set aside on procedural grounds. Subsequently, the parties in Kessler filed a motion for approval of a modified settlement, which would provide additional relief to the settlement class. Irwin is not a party to the Kessler action, but the resolution of issues in Kessler may have an impact on the Irwin cases. The Pennsylvania District Court had effectively stayed action on the Irwin cases until issues in the Kessler case were resolved. On January 25, 2008, the Pennsylvania District Court approved and certified for settlement purposes the modified Kessler settlement, finding the proposed modified Kessler settlement to be fair and reasonable, and directed the parties to supply a proposed notice plan.

Irwin Union Bank and Trust Company is also a defendant, along with Community, in an individual action (Chatfield v. Irwin Union Bank and Trust Company, et al.) filed on September 9, 2004 in the Circuit Court of Frederick County, Maryland, later removed to the United States District Court for the District of Maryland, and subsequently consolidated with Hobson and Kossler in the United States District Court for the Western District of Pennsylvania. The lawsuit involves a mortgage loan Irwin Union Bank purchased from Community. The suit alleges that the plaintiffs did not receive disclosures required under HOEPA and TILA and that the loan violated Maryland law because plaintiffs were allegedly charged or contracted for a prepayment penalty fee. In October 2008, the parties agreed to settle this lawsuit for a nonmaterial amount. The settlement is subject to approval by the United States Bankruptcy Court for the District of Maryland.

Under the loan purchase agreements between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and to seek indemnification from Community for the claims in these lawsuits. On September 17, 2004, Irwin made a demand for indemnification. Community denied this request as premature. On January 14, 2009, Irwin sued Community’s successor, PNC Bank, National Association, for indemnification and its defense costs in an action for breach of contract, specific performance and declaratory relief in the United States District Court for the Northern District of California. In March 2009, the parties expressed an intention to enter into an agreement to arbitrate their indemnification dispute.

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

In response, in March 2008, Freedom moved to compel arbitration of the claims asserted in the California Action and filed suit against us and our indirect subsidiary, Irwin Mortgage Corporation, in the United States District Court for the District of Delaware, Freedom Mortgage Corporation v. Irwin Financial Corporation et al., (the “Delaware Action”). Freedom alleges that the Irwin repurchase demands in the California Action represent various breaches of the Asset Purchase Agreement dated as of August 7, 2007, which was entered into by Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation in connection with the sale to Freedom of the majority of Irwin Mortgage’s loan origination assets. In the Delaware action, Freedom seeks damages in excess of $8 million and to compel Irwin to order its subsidiaries in the California Action to dismiss their claims.

In April   , 2008, the California district court stayed the California Action pending completion of arbitration. The arbitration remains pending. On March 23, 2009, the Delaware district court granted our motion to transfer the Delaware Action to the Northern District of California, and ordered that the Delaware case be closed. The California district judge previously stated on the record that she would not hear Freedom’s claims in the Delaware Action until the arbitration is completed. We have not established any reserves for this litigation.

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

EverBank v. Irwin Mortgage Corporation and Irwin Union Bank & Trust Company Demand for Arbitration

On March 25, 2009, Irwin Mortgage Corporation, our indirect subsidiary, and Irwin Union Bank and Trust Company, our direct subsidiary, received an arbitration demand (“Demand”) from EverBank for administration by the American Arbitration Association, claiming damages for alleged breach of an “Agreement for Purchase and Sale of Servicing” (the “Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank and Trust is the guarantor of Irwin Mortgage’s obligations under the Agreement, and that the Agreement was amended November 1, 2006 to include additional loans.” According to the Demand, Irwin Mortgage and Irwin Union Bank and Trust allegedly breached certain warranties and covenants under the Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10,000,000. The Company has established a reserve it deems appropriate for resolution of all open repurchase issues with EverBank. Irwin Mortgage and Irwin Union Bank and Trust intend to vigorously defend this matter and to assert counter-claims of their own.

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

Note 13 —	Financial Instruments With Off-Balance Sheet Risk

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

Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at December 31, 2008 and 2007 were $0.6 billion and $1.1 billion, respectively. These loan commitments include $0.5 billion of floating rate loan commitments and $0.1 billion of fixed rate loan commitments. We had approximately $31 million and $22 million in irrevocable standby letters of credit outstanding at December 31, 2008 and 2007, respectively.

Note 14 —	Derivative Financial Instruments

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities, as amended” (SFAS 133(R), requires companies to recognize all of their derivatives instruments as either assets or liabilities on the balance sheet at fair value. Fair values for derivatives are determined based upon dealer quotes. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and further, on the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument, based upon the exposure being hedged, as a fair value hedge, cash flow hedge or a hedge of a net investment in a foreign operation.

The Corporation is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk and, prior to the recent sale of our Canadian small-ticket leases, foreign currency exchange rate risk. Financial derivatives are used as part of the overall asset/liability risk management process. We manage interest rate risk exposure with interest rate swaps in which we pay a fixed rate of interest and receive a floating rate and interest rate caps. The purpose of the swaps is to manage interest rate risk exposure created by long term fixed interest rates, or as in our home equity securitizations, in which floating rate notes are funding fixed rate home equity loans. The notional amount of these contracts was $45 million at December 31, 2008. We also have interest rate swaps to hedge floating rate deposits where we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. The notional amount of these contracts was $50 million at December 31, 2008. We do not net our derivative position against the hedge collateral held with the counterparties. As a result of our exiting the Canadian small ticket leasing business, we terminated all of our existing Canadian interest rate swaps and foreign currency derivatives in the third quarter of 2008.

Historically, we have used certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. Derivative instruments that qualify for hedge accounting are designated as fair value, cash flow or foreign currency hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a cash flow hedge or foreign currency hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. At December 31, 2008, we no longer carried any derivatives that qualified for hedge accounting treatment under SFAS 133.

The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and marked to market through the income statement in derivative gains (losses). While we do not seek hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to interest rate risk.

The fair values of our derivative instruments are listed below:

	Asset Derivatives				Liability Derivatives
	December 31,				December 31,
	2008		2007		2008		2007
	Balance		Balance		Balance		Balance
	Sheet		Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Fair Value	Location	Value	Location	Value	Location	Value
		(In thousands)				(In thousands)

Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	Other assets	$—	Other Liabilities	$—	Other Liabilities	$2,708
Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$1	Other assets	$12	Other Liabilities	$8,636	Other Liabilities	$2,350
Foreign exchange contracts	Other assets	—	Other assets	1,574	Other Liabilities	—	Other Liabilities	—

Total		$1		$1,586		$8,636		$2,350

Total derivatives		$1		$1,586		$8,636		$5,058

The tables below shows the effect of derivative instruments on OCI and the statements of income:

				Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Location of Gain or (Loss)	Reclassified from
	Recognized in OCI on Derivative		Reclassified from	Accumulated OCI Into
Derivates In Statement 133 Cash	(Effective Portion)		Accumulated OCI Into	Income (Effective Portion)
Flow Hedging Relationships	2008	2007	Income (Effective Portion)	2008	2007
	(In thousands)			(In thousands)

Interest rate contracts	$507	$(1,758)	Interest Expense	$(877)	$(212)

			Amount of Gain or (Loss)
Derivates Not Designated as Hedging	Location of Gain or (Loss)		Reconized in Income on Derivatives
Instuments under Statement 133	Reconized in Income on Derivatives		2008	2007
			(In thousands)

Interest rate contracts	Derivative gain (loss	)	$(8,185)	$(2,775)
Foreign exchange contracts			1,880	(6,945)
Interest rate contracts	Gain on sale of loans		(9)	78

Total			$(6,314)	$(9,642)

Ineffectiveness related to the interest rate contracts was immaterial in 2008. Ineffectiveness of $0.2 million related to the interest rate contracts was recorded in interest expense in 2007.

Note 15 —	Guarantees

Upon the occurrence of certain events under financial guarantees, we have performance obligations provided in certain contractual arrangements. These various agreements are summarized below.

We have sold mortgage loans to: (i) private investors; (ii) agency investors including, but not limited to, Federal National Mortgage Association (FNMA), and Government National Mortgage Association (GNMA); and (iii) other financial institutions. When we sell mortgage loans, we make standard representations and warranties to the transferee of the loans related to errors and omissions in the origination, processing and/or underwriting of the loans. These representations and warranties generally pertain to, among other things (1) Irwin’s ownership of the loan, (2) the validity of the lien securing the loan, (3) the absence of delinquent taxes or liens against property securing the loan, (4) the effectiveness of title insurance on the property securing the loan, (5) the process used in selecting loans for inclusion in a transaction, (6) compliance with loan criteria established by the purchaser, (7) the accuracy of the information provided by the borrowers or third party origination sources, (8) compliance with underwriting guidelines established by us or by third party originators from whom we purchased loans, and (9) compliance with applicable laws. These representations and warranties and corresponding repurchase obligations generally are not subject to stated limits or a stated term and, therefore, may continue for the foreseeable future. These representations and warranties do not assure against credit risk associated with the transferred loans, but if individual mortgage loans are found not to have fully complied with the associated representations and warranties we have made to a transferee, we may be required to repurchase the loans from the transferee or we may make payments in lieu of curing alleged breaches of these representations and warranties. We do not believe our representations and warranties go beyond those that are standard in the industry. Many repurchases relate to early payment defaults, which, by definition, occur only in the early period of a loan’s life and generally provide default protection for a period not exceeding 12 months following origination. This is evidenced by the decline in the number of repurchases since the early payment default period for all the loans has ended.

During 2008 we entered into settlement arrangements with certain of these purchasers of our loans. These settlements included agreement by the counterparty to bring no additional repurchase demands against the Corporation. We are still discussing potential settlement arrangements with a small number of remaining investors. Our repurchase liability of $10 million at December 31, 2008 represented our best estimate of our remaining liability to these investors. Below is a roll-forward of our repurchase liability account showing the gross principal amount of loans repurchased, settled and for which we made a make-whole payment to purchasers in 2007 and 2008:

	December 31,
	2008	2007
	(Dollars in thousands)

Balance at beginning of year	$25,124	$16,863
(Recovery) provision	(5,164)	15,017
Repurchases, settlements, make wholes	(9,542)	(6,756)

Balance at end of period	$10,418	$25,124

Gross principal amount of loans repurchased, settled, and for which a make-whole payment was made to purchasers	$28,412	$19,141

We sell home equity loans to private investors. We have agreed to repurchase loans that do not perform at agreed-upon levels. The repurchase period generally ranges from 60-180 days after the settlement date. In addition, a repurchase obligation may be triggered if a loan does not meet specified representations related to credit information, loan documentation and collateral. At December 31, 2008 and 2007, respectively, we had approximately $0.4 million and $0.6 million recorded as an estimate for losses that may occur as a result of the guarantees described above based on trends in repurchase and indemnification requests, actual loss experience, known and inherent risks in the loans, and current economic conditions. Total home equity loans sold for which these guarantees apply were $36 million in 2008 and $186 million in 2007.

In the normal course of our servicing duties, we are often required to advance payments to investors, taxing authorities and insurance companies that are due and have not been received from borrowers as of specified cut-off dates. These servicing advances totaled $5 million at December 31, 2008 and $11 million at December 31, 2007 and are reflected as accounts receivable in the consolidated balance sheets. Servicing advances, including contractual interest, are considered a priority cash flow in the event of foreclosure or liquidation, thus making their collection more likely. At December 31, 2008 and 2007, we do not expect to incur any material losses and have not recorded any estimate of losses.

Note 16 —	Regulatory Matters

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

Quantitative measures established by regulation to ensure capital adequacy require minimum amounts and ratios (set forth in the following tables) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), Tier I capital to average assets (as defined), and, for Irwin Union Bank, F.S.B., Tier 1 capital to adjusted tangible assets. For an explanation of capital requirements and categories applicable to financial institutions, see the discussion in this Report in Part I, Item 1, “Business,” “Supervision and Regulation,” under the subsections “General,” “Bank Holding Company Regulation — Minimum Capital Requirements,” and “Bank and Thrift Regulation — Capital Requirements.”

The following table presents actual capital amounts and ratios for Irwin Financial, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B. as compared to amount and ratio requirements under the regulatory framework outlined by federal banking regulators:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31,2008
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$309,726	6.6%	$373,138	8.0%	N/A	N/A
Irwin Union Bank and Trust	385,136	9.3	331,300	8.0	414,125	10.0
Irwin Union Bank, F.S.B.	57,232	11.2	40,913	8.0	51,141	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	154,863	3.3	186,569	4.0	N/A	N/A
Irwin Union Bank and Trust	302,397	7.3	165,650	4.0	248,475	6.0
Irwin Union Bank, F.S.B.	50,839	9.9	N/A		30,685
Tier I Capital (to Average Assets):
Irwin Financial Corporation	154,863	3.1	202,046	4.0	N/A	N/A
Irwin Union Bank and Trust	302,397	6.7	179,935	4.0	224,919	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	50,839	8.2	24,975	4.0	31,218	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	50,839	8.2	9,450	1.5	N/A	N/A

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)

As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$769,868	12.6%	$487,509	8.0%	N/A	N/A
Irwin Union Bank and Trust	683,999	12.5	437,404	8.0	546,755	10.0
Irwin Union Bank, F.S.B.	66,619	10.9	49,140	8.0	61,426	10.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	619,656	10.2	243,968	4.0	N/A	N/A
Irwin Union Bank and Trust	584,393	10.7	218,702	4.0	328,053	6.0
Irwin Union Bank, F.S.B.	59,500	9.7	N/A		36,855	6.0
Tier I Capital (to Average Assets):
Irwin Financial Corporation	619,656	10.2	244,192	4.0	N/A	N/A
Irwin Union Bank and Trust	584,393	10.6	221,323	4.0	276,654	5.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	59,500	9.2	25,854	4.0	32,317	5.0
Tangible Capital (to Tangible Assets)
Irwin Union Bank, F.S.B.	59,500	9.2	9,695	1.5	N/A	N/A

At December 31, 2008, our holding company, Irwin Financial Corporation, had a total risk-based capital ratio of 6.6 percent, a Tier 1 capital ratio of 3.3 percent, and a leverage ratio of 3.1 percent, which are in the “undercapitalized” range under applicable regulatory capital standards. As a result, the parent company is considered “undercapitalized.” The 2008 net loss had a negative compounding effect on our capital. The $340 million net loss reduced our equity capital which also reduced the amount of trust preferred capital that could be included in Tier 1 by $113 million (one third of the net loss). This trust preferred that was no longer includable in Tier 1 became Tier 2 eligible capital. However, Tier 2 capital is limited and cannot exceed total Tier 1 capital. At December 31, 2008, we have $30 million of subordinated debt, $159 million of trust preferred securities, and $59 million out of a total of $138 million of allowance for loans and lease losses (the allowance for loan and lease loss includable in Tier 2 is also limited to 1.25% of risk weighted assets) that are Tier 2 eligible. However, we are only able to include $155 million in our Tier 2 capital due to these limitations.

Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, had a total risk-based capital ratio of 9.3 percent which is within the “adequately capitalized” range, and a Tier 1 capital ratio of 7.3 percent and a leverage ratio of 6.7 percent, which are in the “well capitalized” range under applicable regulatory capital standards. As a result, Irwin Union Bank and Trust Company is considered “adequately capitalized.” As a result of being classified as “adequately capitalized,” Irwin Union Bank and Trust Company is no longer able to accept brokered deposits without a waiver from the FDIC and are effectively subject to certain restrictions on the yield it may pay on deposits. Irwin Union Bank and Trust’s equity has been reduced by $68 million of allowance for loan losses which is ineligible for Tier 2 capital under current rules; had those reserves not been deducted from capital, their total capital ratio would have been 1.65 percent greater and above the standard for classification as “well capitalized.”

In connection with the October 10, 2008 supervisory agreement with the Office of Thrift Supervision, we are required to maintain a minimum total risk-based capital ratio of 11 percent and a core capital ratio of 9 percent at Irwin Union Bank, F.S.B. The existence of a capital requirement for the thrift in a supervisory agreement precludes our thrift from being considered “well capitalized” regardless of the amount of capital held and Irwin Union Bank, F.S.B. is considered “adequately capitalized”. Irwin Union Bank, F.S.B. had a total risk-based capital ratio of 11.2 percent, a Tier 1 capital ratio of 9.9 percent, and a Core Capital ratio of 8.2 percent at December 31, 2008. Our core capital ratio fell below the 9 percent minimum requirement at December 31, 2008. We have developed and submitted to the Office of Thrift Supervision a plan to increase this ratio to a level that is back in excess of the required minimum. As a result of being classified as “adequately capitalized,” Irwin Union Bank, F.S.B. is no longer able to accept brokered deposits without a waiver from the FDIC and are effectively subject to certain restrictions on the yield it may pay on deposits.

Note 17 —	Fair Value Measurement

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

Effective January 1, 2008, we adopted SFAS 159 “The Fair Value Option for Financial Assets and Financial Liabilities.” Subsequent changes in fair value for designated items are required to be reported in earnings in the current period. SFAS 159 also establishes presentation and disclosure requirements for similar types of assets and liabilities measured at fair value. During 2008 we entered into a secured financing transaction with respect to certain home equity loans. We elected to measure the collateralized debt associated with this transaction at fair value in accordance with SFAS 159. This collateralized debt is principally in the form of asset-backed securities collateralized by the underlying second lien mortgage loans held for investment. Due to the nature of the underlying collateral and current market conditions, observable prices for these or similar instruments are typically not available in active markets. As a result, we valued this debt using valuation models (discounted cash flows) that utilize significant internal inputs. These inputs include such market observable inputs such as prepayment speeds, credit losses, and discount rates. Fair value option collateralized debt is classified as Level 3 (see definition below) as a result of the reliance on significant assumptions and estimates for model inputs. Given the reduced liquidity in the financial markets, the value of the collateralized debt could be volatile.

Fair Value Hierarchy

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

This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

December 31, 2008
Assets
Residual interests	$—	$—	$9,180	$9,180
Investment securities — available-for-sale	—	19,804	12,091	31,895
Servicing assets	—	—	14,804	14,804

Total assets	$—	$19,804	$36,075	$55,879

Liabilities
Collateralized debt	$—	$—	$86,953	$86,953
Derivatives	—	8,635	—	8,635

Total liabilities	$—	$8,635	$86,953	$95,588

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

The following table presents the changes in the Level 3 fair value category for the year ended December 31, 2008.

		Net
		Realized/Unrealized
		Gain(losses)	Purchases,		Unrealized Gains
		Included in	Issuances and	December 31,	(Losses) Still
	January 1, 2008	Earnings (1)(2)	Settlements	2008	Held(3)
	(Dollars in thousands)

Assets
Residual interests	$12,047	$(2,727)	$(140)	$9,180	$(3,096)
Investment securities - available-for-sale	37,682	(25,591)	—	12,091	(2,858)
Servicing assets	19,724	(4,920)	—	14,804	(3,150)

Total assets	$69,453	$(33,238)	$(140)	$36,075	$(9,104)

Liabilities
Collateralized debt	$—	$(3,966)	$90,919	$86,953	$278

Total liabilities	$—	$(3,966)	$90,919	$86,953	$278

(1)	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

(2)	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

(3)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at December 31, 2008

The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at December 31, 2008.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)

December 31, 2008
Assets
Loans held for investment(1)	$—	$—	$106,451	$106,451
Loans and leases held for sale(2)	—	803,688	37,645	841,333
Mortage servicing assets	—	—	3,312	3,312

Total assets	$—	$803,688	$147,408	$951,096

(1)	Represents the carrying amount of impaired loans (i.e., unpaid principal balance less specific loan loss reserves) with impairment calculated based on appraised collateral values

(2)	A loss of $5 million was recorded to recognize these loans at lower of cost or fair value.

Determination of Fair Value

Loans held for sale:  Fair value is determined based on the contract price at which the loans will be sold or discounted cash flow models. For loans held for sale that collateralize secured borrowings, fair value was determined using a fair value measurement that fully reflects the economic loss to which we are exposed. At the time of origination, loans which management believes will be sold prior to maturity are classified as loans held for sale.

Residual interests:  When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank, securitization transactions involving home equity loans, and loan participations through our franchise channel. Residual interests are stated at fair value. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates. We recognize interest income on these residuals using the effective interest method in accordance with EITF 99-20. Adjustments to carrying values are recorded as “trading gains or losses.”

Servicing assets:  We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include, among other items, estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates.

Investment securities:  Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The FHLB and FRB stock included in Investment Securities-Other is carried at cost. For certain mortgage backed securities where market prices are not available we use a discounted cash flow model that includes assumptions related to discount rates, home price appreciation and foreclosure rates that management believes market participants would use to value similar instruments.

Derivative instruments:  The fair value of our interest rate swap and interest rate cap agreements are based on the net present value of expected future cash flows and are heavily dependent on interest rate assumptions over the remaining term of the agreements.

Collateralized Debt:  Collateralized debt is collateralized by underlying second lien mortgage loans. Due to the nature of the underlying collateral and current market conditions, observable prices for these or similar instruments are typically not available in active markets. As a result, we valued this debt using valuation models (discounted cash flows) that utilize significant internal inputs. These inputs include such market observable inputs as prepayment speeds, credit losses, and discount rates that management believes market participants would use to value similar assets.

Note 18 —	Equity Based Compensation

As of January 1, 2006, we adopted SFAS 123(R), “Share-Based Payment,” requiring all equity-based payments to employees, including grants of employee stock options, to be recognized as expense in the consolidated statement of income based on the grant date fair value of the award. The fair values of stock options granted were determined using a Black-Scholes options-pricing model.

We have an employee stock purchase plan for all qualified employees. The plan provides for employees to purchase common stock through payroll deduction at approximately 85 percent of the current market value. For the years ended December 31, 2008, 2007 and 2006 $0.1 million was expensed related to this plan.

We have a stock plan (established in 2001) that provides for the issuance of non-qualified and incentive stock options, stock appreciation rights, restricted stock, and phantom stock units.

We have issued restricted stock to compensate our Directors and employees with our common stock that vest from one to five years. The number of shares issued under these plans is based on the current market value of our common stock on date of issue. In 2007 and 2008, we also issued performance-based restricted stock whereby recipients vest after 3 years if pre-established performance criteria are achieved. For the years ended December 31, 2008, 2007 and 2006, $1.1 million, $0.8 million and $0.4 million, respectively, was expensed related to these plans. The total fair value of shares vested during the years ended December 31, 2008, 2007, and 2006, was $0.2 million, $0.6 million, and $0.5 million, respectively. At December 31, 2008, there was $2.2 million of total unrecognized compensation expense to be recognized over a weighted average period of 2.02 years related to restricted stock. Activity in these plans is summarized as follows:

	2008
		Weighted Average
		Grant Date Fair
	Number of Shares	Value

Unvested at the beginning of the year	140,261	$18.30
Awarded	207,588	9.62
Vested	(69,998)	12.04
Forfeited	(55,817)	14.91

Unvested at the end of the year	222,034	$13.01

We also issue stock options, which have a ten-year life and vest 25 percent at grant and 25 percent at each anniversary date thereafter. The exercise price is equal to the market price of our stock on the grant date. Compensation expense for these options is recognized on a straight-line basis over the vesting period. Outstanding stock options with exercise prices below the stock price have been considered as dilutive potential common shares in the computation of diluted earnings per share. During the years ended December 31, 2008, 2007 and 2006, $1.2 million, $1.7 million, and $1.7 million, respectively, was expensed related to these plans. At December 31, 2008, there was $0.8 million of total unrecognized compensation expense to be recognized over a weighted average period of 1.3 years related to unvested stock options. There were no stock options exercised during 2008.

We calculated the fair value of each option award on the date of grant with the Black-Scholes option pricing model using certain key assumptions. The weighted-average fair value of each option granted during years ended December 31, 2008, 2007, and 2006 was $2.77, $5.21 and $5.60, respectively. The total intrinsic value of options exercised during the years ended December 31, 2007 and 2006 was $1.3 million and $1.4 million, respectively. Expected life is estimated based on historical experience of employees’ exercise behavior. Future expected volatility and dividend yield are primarily based on historical volatility and expected dividend yield levels over the life of the option. The risk-free rate is based on the U.S. Treasury rate with a maturity date corresponding to the options’ expected life. The following assumptions were used for each respective period:

	For The Year Ended December 31,
	2008	2007	2006

Risk-free interest rates	2.99%	4.58%	4.92%
Dividend yield	3.00%	2.04%	2.40%
Expected volatility	35%	31%	32%
Expected lives (in years)	6	6	6

The following table summarizes all stock option transactions under Company Plans during the year ended December 31, 2008:

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
	Number of	Average	Contractual	Value as of
	Shares	Exercise Price	Term	12/31/2008
	(In thousands)

Outstanding at the beginning of the year	2,500,057	$20.26
Granted	191,604	9.93
Exercised	0	0.00
Canceled	(410,147)	20.62

Outstanding at the end of the year	2,281,514	19.32	4.62	$—

Exercisable at the end of the year	2,036,674	$19.90	4.17	$—

Note 19 —	Earnings Per Share

Earnings per share calculations are summarized as follow:

			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(In thousands, except per share amounts)

Year Ended December 31,
2008
Net loss allocable to common shareholders:	$(340,480)	—	(340,480)	—	$(340,480)
Shares			29,343	—	29,343

Per-share amount:			$(11.60)		$(11.60)

2007
Net loss allocable to common shareholders:
From continuing operations	$(24,130)	(1,335)	(25,465)	(1,019)	$(26,484)
From discontinued operations	(30,543)	—	(30,543)	—	(30,543)

Total net loss from all operations	$(54,673)	(1,335)	(56,008)	(1,019)	$(57,027)
Shares			29,337	7	29,344
Per-share amount:
For continuing operations			$(0.87)	(0.03)	$(0.90)

For all operations			$(1.91)	(0.03)	$(1.94)

2006
Net income available to common shareholders:
From continuing operations			$37,401	(303)	$37,098
From discontinued operations			(35,674)	—	(35,674)

Total net income from all operations			$1,727	(303)	$1,424
Shares			29,501	189	29,690
Per-share amount:
For continuing operations			$1.27	(0.02)	$1.25

For all operations			$0.06	(0.01)	$0.05

In 2008, 2007 and 2006, there were 2.5 million, 2.5 million and 1.9 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because of our net loss position and they had exercise prices above the stock price as of the respective dates.

Note 20 —	Income Taxes

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

Our provision (benefit) for income taxes is based on analysis of our current and future tax liabilities. Income tax expense (benefit) is summarized as follows:

	2008	2007	2006
	(Dollars in thousands)

Current:
Federal	$1,915	$11,969	$18,915
State	106	(2,067)	5,809
Foreign	(4,153)	3,832	1,695

	(2,132)	13,734	26,419

Deferred:
Federal	(3,960)	(29,975)	(6,199)
State	(18,935)	(2,941)	(1,476)
Foreign	4,042	(1,666)	126

	(18,853)	(34,582)	(7,549)

Income tax expense:
Federal	(2,045)	(18,006)	12,716
State	(18,829)	(5,008)	4,333
Foreign	(111)	2,166	1,821

	$(20,985)	$(20,848)	$18,870

A reconciliation of income tax expense (benefit) to the amount computed by applying the statutory income tax rate of 35 percent to income before income taxes is summarized as follows:

	2008	2007	2006
	(Dollars in thousands)

Income taxes computed at the statutory rate	$(126,513)	$(15,742)	$19,695
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(101)	(117)	(124)
Nontaxable income from bank owned life insurance	(389)	(707)	—
State tax, net of federal benefit	(12,239)	(3,255)	2,816
Change in federal deferred tax resulting from tax rate change	—	(547)	—
Foreign operations	105	(180)	(673)
Reserve adjustment(1)	72	87	(611)
Federal tax credits	(1,561)	(822)	(2,113)
Valuation allowance(2)	119,300
Other items — net	341	435	(120)

	$(20,985)	$(20,848)	$18,870

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.

(2)	A valuation allowance of $119 million was recorded as of December 31, 2008 to reduce our net deferred tax asset to an amount more likely than not to be realized under SFAS 109.

Our net deferred tax asset (liability), which is included in other assets (other liabilities) on the consolidated balance sheet, consisted of the following:

	December 31,
	2008	2007
	(Dollars in thousands)

Deferred tax assets:
Reserve for credit losses	$68,281	$74,995
Deferred securitization income	6,917	—
Deferred compensation	2,511	2,614
Retirement benefits	6,007	4,140
Leasing	—	2,776
Mark to market	10,726	2,022
Capital loss carryforward(1)	4,459	4,513
Net operating loss carryforwards(2)	124,975	3,560
Federal credit carryforwards(3)	3,120	—
Other	9,214	7,509

	236,210	102,129

Deferred tax liabilities:
Mortgage servicing	(5,924)	(7,712)
Deferred securitization income	—	(1,364)
Deferred origination fees and costs	(3,574)	(7,123)
Other	(1,736)	(2,301)

	(11,234)	(18,500)

Valuation allowance	(119,300)	—

Net deferred tax asset	$105,676	$83,629

(1)	As of December 31, 2008, we have $4.5 million (after tax) of U.S. capital loss carryforwards which expire in 2009 ($0.2 million), 2010 ($0.6 million), 2011 ($2.4 million) and 2012 ($1.2 million).

(2)	As of December 31, 2008, we have $125 million (after-tax) of U.S. net operating loss carryforwards which expire in 2027 ($7 million) and 2028 ($118 million).

(3)	As of December 31, 2008, we have $3.1 million (after — tax) of U.S. tax credit carryforwards which expire in 2027 ($1.7 million) and 2028 ($1.4 million)

SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Our recent losses have triggered an increase to our deferred tax asset balance. The majority of these losses relate to isolated events associated with our recent restructuring including exit costs, losses on asset disposals, and asset impairment. Although net operating losses can be carried forward 20 years under the Internal Revenue Code, events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance. We provided a valuation allowance for all of our deferred tax assets that could not be realized through carrybacks and reversals of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment whether realization of these assets is more likely than not.

The following table summarizes the activity related to our unrecognized tax benefits, which relate primarily to U.S. federal temporary tax items.

	2008
	(Dollars in thousands)	2007

Balance at January 1	$(13,009)	$(10,695)
Increases related to prior year tax positions	(5,280)	(5,206)
Expiration of the statute of limitations	2,856	2,892

Balance at December 31	$(15,433)	$(13,009)

As of January 1, 2008, our unrecognized tax benefits were $13.0 million, $0.2 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of December 31, 2008, our unrecognized tax benefits were $15.4 million, $0.1 million of which would, if recognized, favorably affect the effective tax rate in future periods. We do not expect our unrecognized tax benefits to change significantly over the next 12 months.

As of January 1, 2007, our unrecognized tax benefits were $10.7 million, $0.7 million of which would, if recognized, favorably affect the effective tax rate in future periods. As of December 31, 2007, our unrecognized tax benefits were $13.0 million, $0.2 million of which would, if recognized, favorably affect the effective tax rate in future periods.

Our continuing practice is to recognize interest and penalties related to unrecognized tax benefits in income tax expense. As of January 1, 2008, we had approximately $1.1 million accrued for interest and no accrual for penalties related to unrecognized tax benefits. As of December 31, 2008, we have approximately $1.2 million accrued for interest related to unrecognized tax benefits and no accrual for penalties.

Tax years 2005-2007 remain open to examination by major taxing jurisdictions. Certain state tax returns remain open to examination for tax years 2003-2007.

Note 21 —	Employee Retirement Plans

We have contributory retirement and savings plans that cover all eligible employees and meet requirements of Section 401(k) of the Internal Revenue Code. Employees’ contributions to the plan are matched 60 percent by us up to 5 percent of the employee’s compensation up to a maximum match of $6,900 in 2008.

The matching vests 20 percent each year over a period of 5 years. The expense to match employee contributions for the years ended December 31, 2008, 2007 and 2006 was $2.1 million, $2.2 million and $1.6 million, respectively.

We have a defined benefit plan currently covering a portion of our employees. The benefits are based on years of service and the employees’ compensation during their employment. As of January 31, 2009, we have implemented a freeze on our defined benefit plan. Current employees will receive the benefits they have already accrued, but will not receive benefit for additional time with the company. New employees will be excluded from entering into the plan.

IRS limits reduce the benefits that an executive officer can earn under the Employees’ Pension Plan’s basic formula. As a result, the Corporation provides an additional benefit under the Irwin Financial Corporation Restated Supplemental Executive Retirement Plan (the “SERP”). The SERP is provided to executive officers in order to make them whole for the benefits under the basic formula that could not be provided under the Employees’ Pension Plan due to these limits. The SERP is not funded and is a general obligation of the Corporation. As with the core defined benefit plan noted in the prior paragraph, we have similarly implemented a freeze of additional accruals for beneficiaries of the SERP.

The following table sets forth amounts recognized in our balance sheet for these benefit plans:

	Pension Benefits		SERP Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Change in benefit obligation:
Projected benefit obligation at January 1,	$46,156	$41,443	$5,564	$7,314
Service cost	4,171	4,054	101	104
Interest cost	2,761	2,425	332	313
Actuarial (gain) loss	436	(824)	130	(1,938)
Benefits paid	(1,149)	(942)	(256)	(229)
Curtailment	(10,174)	—	(246)	—

Benefit obligation at December 31,	42,201	46,156	5,625	5,564

Change in plan assets:
Fair value plan assets at January 1,	33,105	31,934	—	—
Actual return on plan assets	(9,405)	2,113	—	—
Benefits paid	(1,148)	(942)	(256)	(229)
Employer contributions	—	—	256	229

Fair value plan assets at December 31,	22,552	33,105	—	—

Funded status at December 31, (included in Other Liabilities)	$(19,649)	$(13,051)	$(5,625)	$(5,564)

Net pension and SERP costs included the following components:

Employee pension plan

	2008	2007	2006
	(Dollars in thousands)

Service cost	$4,171	$4,054	$3,723
Interest cost	2,761	2,425	2,077
Expected return on plan assets	(2,591)	(2,507)	(2,252)
Amortization of prior service cost	46	37	37
Amortization of actuarial loss	355	545	871
Curtailment loss	152	—	—

Net pension cost	$4,894	$4,554	$4,456

Supplemental Executive Retirement Plan

	2008	2007	2006
	(Dollars in thousands)

Service cost	$101	$104	$235
Interest cost	332	313	377
Transition obligation	6	11	11
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	—	—	97
Curtailment loss	(215)	—	—

Net pension cost	$225	$429	$721

To develop the expected long-term rate of return on plan assets assumption, we considered the historical returns and the future expectations for returns for each asset class, as well as the target asset allocation of the pension portfolio. This resulted in the selection of the 8.00 percent long-term rate of return on assets assumption listed below. The discount rate used in determining the benefit obligation is selected by reference to the Mercer Yield Curve which has a selection of Moody Aa rated bonds and determines a best-fit regression curve to the bond data and matches the expected timing of the liability payments.

	Pension Benefits		SERP Benefits
	Year Ending December 31,		Year Ending December 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive income:
Transition obligation	$—	$—	$—	$(6)
Prior service cost	—	(199)	—	(33)
Accumulated loss	(10,104)	(8,200)	(187)	(56)

Accumulated other comprehensive income	$(10,104)	$(8,399)	$(187)	$(95)
Cumulative employer contributions in excess of net periodic benefit cost	(9,545)	(4,652)	(5,438)	(5,469)

Net amount recognized in statement of financial position	$(19,649)	$(13,051)	$(5,625)	$(5,564)

Changes recognized in accumulated other comprehensive income
Net loss (gain) arising during the period	$2,258	$(431)	$(116)	$(1,938)
Amortization of initial net asset	—	—	$(6)	$(11)
Amortization of other recognition of prior service cost	(46)	(37)	$(1)	$(1)
Amortization of net gain	(355)	(545)
Curtailment (gain) loss	(152)	—	215	—

Net increase to accumulated other comprehensive income	$1,705	$(1,013)	$92	$(1,950)

Weighted average assumptions:

	2008	2007	2008	2007

To determine benefit obligations at December 31,
Discount rate	6.00%	6.00%	6.00%	6.00%
Rate of average compensation increases	4.18	4.18	4.25	4.25
To Determine net periodic benefit cost at January 1,
Discount rate	6.00%	5.75%	6.00%	5.75%
Expected rate of return on plan assets	8.00	8.00	N/A	N/A
Rate of average compensation increases	4.18	4.18	4.25	4.25

	December 31,		December 31,
	2008	2007	2008	2007
	(Dollars in thousands)		(Dollars in thousands)

Projected benefit obligation	$42,201	$46,156	$5,625	$5,564
Accumulated benefit obligation	42,201	37,243	5,625	5,172
Fair value of assets	22,552	33,105	—	—

All estimated prior service cost for the defined benefit pension plan and the supplemental executive retirement plan (SERP) was expensed as part of the curtailment gain (loss) because of the decision to freeze the plans.

Plan Assets

Our pension plan asset allocation at December 31, 2008, and 2007, and target allocation for 2009, by asset category are as follows:

	Percentage of Plan Assets		Target Allocation
Asset Category	2008	2007	2009

Equity securities
Domestic	37%	50%	40%
International	16	11	20
Fixed income securities	29	23	24
Cash equivalents	—	16	1
Alternative investments	18	—	15

	100%	100%	100%

Each mutual fund in which the portfolio invests is reviewed on a quarterly basis or more frequent basis as necessitated by market conditions and rebalanced back to the normal weighting if the actual weighting varies by 2 percent or more from the targeted weighting. The allocation of assets in the portfolio may deviate from target allocation when market conditions warrant. Such deviations are designed primarily to reduce overall investment risk in the long term. In addition, allocations may deviate from target shortly after cash contributions are made to the plan, but prior to the rebalancing of these portfolios.

The portfolio will be managed in a style-neutral manner that seeks to minimize principal fluctuations over the established time horizon and that is consistent with the portfolio’s stated objectives. Over the long-term, the investment objectives for this portfolio shall be to achieve an average total annual rate of return that consists of the Consumer Price Index (CPI) plus 6 percent for the aggregate investments. Returns may vary significantly from this target year to year.

Cash Flows

We did not make a contribution to the pension plan in 2008. In 2009, we plan to make payments totaling approximately $3 million.

Outflows from the pension plan are dependent on a number of factors, principally the retirement date; earnings at retirement; and the draw period for retirees. Our current estimated future benefit payments for the benefit plans are as follows:

	Pension Benefits	SERP Benefits

Expected benefit payments (in thousands):
2009	$1,164	$258
2010	1,363	253
2011	1,531	248
2012	1,669	337
2013	1,737	348
Years 2014-2018	10,475	1,599

Note 22 —	Industry Segment Information

We have three principal business segments that provide a broad range of banking products and services, including commercial banking, commercial finance, and home equity. In the third quarter of 2008, we substantially exited two channels within our commercial finance segment (small ticket equipment leasing in the US and Canada), retaining only our franchise finance channel within this segment. Our other segment primarily includes the parent company, unsold portions of businesses in which we no longer engage, and eliminations. The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.”

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

					Consolidated
	Commercial	Commercial		Parent and	Continuing	Discontinued
	Banking	Finance	Home Equity	Other	Operations	Operations	Consolidated
	(Dollars in thousands)

2008
Net interest income	$118,019	$83,487	$80,370	$(75,411)			$206,465
Intersegment interest	(12,919)	(40,847)	(16,337)	70,103			—
Provision for loan and lease losses	(89,561)	(60,159)	(204,488)	—			(354,208)
Other revenue	17,734	13,240	(260)	(29,673)			1,041
Intersegment revenues	—	—	85	(85)			—

Total net revenues	33,273	(4,279)	(140,630)	(35,066)			(146,702)
Other expense	95,534	33,864	67,830	17,535			214,763
Intersegment expenses	4,400	1,378	2,515	(8,293)			—

Income (loss) before taxes	(66,661)	(39,521)	(210,975)	(44,308)			(361,465)

Income taxes							(20,985)

Net income (loss)							$(340,480)

Assets at December 31,	$2,870,877	$676,399	$1,106,305	$260,734			$4,914,315

2007
Net interest income	$121,490	$93,092	$118,419	$(70,608)	$262,393	$(1,826)	$260,567
Intersegment interest	(2,561)	(40,371)	(23,324)	66,256	—	—	—
Provision for loan and lease losses	(18,241)	(13,505)	(103,242)	—	(134,988)	—	(134,988)
Other revenue	16,615	13,106	445	(2,782)	27,384	(15,364)	12,020
Intersegment revenues	—	—	2,090	(2,090)	—	—	—

Total net revenues	117,303	52,322	(5,612)	(9,224)	154,789	(17,190)	137,599
Other expense	88,954	28,492	70,786	11,535	199,767	33,934	233,701
Intersegment expenses	3,652	1,615	2,646	(7,913)	—	—	—

Income (loss) before taxes	24,697	22,215	(79,044)	(12,846)	(44,978)	(51,124)	(96,102)

Income taxes					(20,848)	(20,581)	(41,429)

Net income (loss)					$(24,130)	$(30,543)	$(54,673)

Assets at December 31,	$3,093,764	$1,302,688	$1,481,306	$288,347			$6,166,105

2006
Net interest income	$119,578	$72,088	$130,792	$(65,019)	$257,439	$23,698	$281,137
Intersegment interest	5,148	(29,543)	(34,724)	59,119	—	—	—
Provision for loan and lease losses	(5,734)	(6,701)	(22,659)	(7)	(35,101)		(35,101)
Other revenue	18,173	8,018	14,738	3,692	44,621	14,285	58,906
Intersegment revenues	—	—	448	(448)	—	—	—

Total net revenues	137,165	43,862	88,595	(2,663)	266,959	37,983	304,942
Other expense	86,170	22,838	83,035	18,645	210,688	97,489	308,177
Intersegment expenses	2,762	1,117	2,932	(6,811)	—	—	—

Income (loss) before taxes	48,233	19,907	2,628	(14,497)	56,271	(59,506)	(3,235)

Income taxes					18,870	(23,832)	(4,962)

Net income (loss)					$37,401	$(35,674)	$1,727

Assets at December 31,	$3,103,547	$1,073,552	$1,617,219	$443,640			$6,237,958

Note 23 —	Fair Value of Financial Instruments

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

Loans and leases and loans held for sale:  We determined fair value of our loans and leases using a discounted cash flow model using interest rates currently being offered for like assets with similar terms to borrowers with similar credit quality and similar remaining maturities. For loans held for sale that collateralize secured borrowings, fair value was determined using a fair value measurement that fully reflects the economic loss to which we are exposed. Our portfolio does include fixed rate loans and leases with interest rates in excess of current market rates causing the fair value of these loans and leases to exceed carrying value.

Residual interests:  When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank, securitization transactions involving home equity loans, and loan participations through our franchise channel. Residual interests are stated at fair value. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates. We recognize interest income on these residuals using the effective interest method in accordance with EITF 99-20. Adjustments to carrying values are recorded as “trading gains or losses.”

Servicing assets:  We use a combination of observed pricing on similar, market-traded servicing rights and internal valuation models that calculate the present value of future cash flows to determine the fair value of the servicing assets. These models are supplemented and calibrated to market prices using inputs from independent servicing brokers, industry surveys and valuation experts. In using this valuation method, we incorporate assumptions that we believe market participants would use in estimating future net servicing income, which include, among other items, estimates of the cost of servicing per loan, the discount rate, float value, an inflation rate, ancillary income per loan, prepayment speeds, and default rates.

Investment securities:  Fair values for securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The FHLB and FRB stock included in Investment Securities-Other is carried at cost. For certain mortgage backed securities where market prices are not available we use a discounted cash flow model that includes assumptions related to discount rates, home price appreciation and foreclosure rates that management believes market participants would use to value similar instruments.

Derivative instruments:  The fair value of our interest rate swap and interest rate cap agreements are based on the net present value of expected future cash flows and are heavily dependent on interest rate assumptions over the remaining term of the agreements.”

Collateralized Debt:  Collateralized debt is collateralized by underlying second lien mortgage loans. Due to the nature of the underlying collateral and current market conditions, observable prices for these or similar instruments are typically not available in active markets. As a result, we valued this debt using valuation models (discounted cash flows) that utilize significant internal inputs. These inputs include such market observable inputs as prepayment speeds, credit losses, and discount rates that management believes market participants would use to value similar assets.

Other Long-term Debt:  Other long-term debt includes Trust Preferred Securities and Subordinated Debentures outstanding. The fair values of these securities are determined using quoted price estimates with an add-back for the estimated price discount that is attributable to the lack of liquidity in the markets for securities of this type.

Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at December 31, 2008 and 2007. As of December 31, 2008 and 2007, our loan commitments had a contractual amount of $0.6 billion and $1.1 billion, respectively. Our standby letters of credit had a contractual amount of $31 million and $22 million at December 31, 2008 and 2007, respectively.

The estimated fair values of our financial instruments at December 31, were as follows:

	2008		2007
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)

Financial assets:
Cash and cash equivalents	$233,698	$233,698	$78,212	$78,212
Interest-bearing deposits with financial institutions	26,023	26,057	31,841	31,833
Residual Interests	9,180	9,180	12,047	12,047
Investment securities	110,209	110,251	140,395	140,406
Loans and leases held for sale	841,333	841,333	6,134	6,248
Loans and leases, net of allowance	3,375,033	3,218,678	5,551,375	5,601,293
Servicing asset	18,116	19,145	23,234	24,766
Derivatives	1	1	1,578	1,578
Assets held for sale	NA	NA	3,814	3,814
Financial liabilities:
Deposits	3,017,935	2,973,910	3,325,488	3,227,564
Other borrowings	512,012	543,794	802,424	812,751
Collateralized debt	912,792	912,792	1,213,139	1,226,835
Other long-term debt	233,868	93,378	233,873	235,261
Derivatives	8,497	8,497	5,065	5,065

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

The condensed financial statements of the parent company as of December 31, 2008 and 2007, and for the three years ended December 31, 2008 are presented below:

Condensed Balance Sheets

	December 31,
	2008	2007
	(Dollars in thousands)

Assets:
Cash and short-term investments	$777	$1,227
Investment in bank subsidiaries	357,703	639,854
Investments in non-bank subsidiaries	3,197	3,385
Loans to bank subsidiaries	46,044	42,497
Other assets	10,236	27,809

	$417,957	$714,772

Liabilities:
Long-term debt	$233,868	$233,868
Other liabilities	73,427	21,604

	307,295	255,472

Shareholders’ equity:
Perpetual Preferred Stock	14,441	14,441
Common stock	116,893	116,542
Other shareholders’ equity	(20,672)	328,317

	110,662	459,300

	$417,957	$714,772

Condensed Statements of Income

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Income:
Dividends from non-bank subsidiaries	$621	$951	$348
Dividends from bank subsidiary	—	15,000	15,000
Interest income	2,627	3,569	3,443
Other	15,679	14,846	11,249

	18,927	34,366	30,040

Expenses:
Interest expense	16,467	17,302	20,082
Salaries and benefits	14,492	13,705	11,416
Other	5,528	4,991	5,754

	36,487	35,998	37,252

(Loss) income before income taxes and equity in undistributed income of subsidiaries	(17,560)	(1,632)	(7,212)
Income tax expense (benefit), less amounts charged to subsidiaries	41,802	(6,063)	(10,230)

	(59,362)	4,431	3,018
Equity in undistributed income (loss) of subsidiaries	(281,118)	(59,104)	(1,291)

Net (loss) income	$(340,480)	$(54,673)	$1,727

Condensed Statements of Cash Flows

	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Net (loss) income	$(340,480)	$(54,673)	$1,727
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Equity in undistributed loss of subsidiaries	281,118	59,104	1,291
Depreciation and amortization	230	363	2,853
Increase (decrease) in taxes payable	48,537	(4,484)	(8,800)
Decrease (increase) in interest receivable	60	46	(25)
Increase (decrease) in interest payable	13,729	—	(506)
Net change in other assets and other liabilities	11,291	4,745	14,600

Net cash provided by operating activities	14,485	5,101	11,140

Lending and investing activities:
Net (increase) decrease in loans to subsidiaries	(3,543)	22,120	1,022
Investments in subsidiaries	(9,200)	(3,500)	—
Net sales (purchases) of premises and equipment	(6)	251	(339)

Net cash (used) provided by lending and investing activities	(12,749)	18,871	683

Financing activities:
Proceeds from long-term debt	—	—	61,500
Payments of long-term debt	—	—	(77,509)
Proceeds from the sale of noncumulative perpetual preferred stock	—	(77)	14,518
Purchase of subsidiary stock	(2,313)
Purchase of treasury stock	(247)	(12,804)	(4,363)
Proceeds from sale of stock for employee benefit plans	1,047	2,085	7,740
Dividends paid	—	(15,381)	(13,110)

Net cash provided (used) by financing activities	(1,513)	(26,177)	(11,224)

Net increase (decrease) in cash and cash equivalents	223	(2,205)	599
Effect of exchange rate changes on cash	(673)	2,593	(44)
Cash and cash equivalents at beginning of year	1,227	839	284

Cash and cash equivalents at end of year	$777	$1,227	$839

Supplemental disclosures of cash flow information:
Cash flow during the year:
Interest	$2,737	$17,302	$20,588

Income tax (received) payments	$(6,376)	$10,362	$92,783

Non cash transactions:
Adoption of FAS 156	$—	$2,905	$—

Conversion of trust preferred to common stock	$—	$—	$20,248

Note 25 —	Summary of Quarterly Financial Information (Unaudited)

The following table summarizes our quarterly results of operations for each of the quarters in 2008 and 2007. These quarterly results are unaudited, but in the opinion of management have been prepared on the same basis as our audited financial information and include all adjustments necessary for a fair presentation of our results of operations.

	2008
		Restated
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest Income	$86,324	$100,502	$111,902	$120,090
Interest expense	(54,386)	(52,284)	(50,028)	(55,655)
Provision for loan and lease losses	(40,906)	(110,953)	(157,829)	(44,520)
Other income	(4,548)	3,524	6,521	(4,456)
Other expense	(48,483)	(70,329)	(43,997)	(51,954)
(Provision) benefit for income taxes	(42,233)	22,190	26,699	14,329

Net loss	$(104,232)	$(107,350)	$(106,732)	$(22,166)

Earnings (loss) per share of common stock
Basic(1)	$(3.54)	$(3.65)	$(3.64)	$(0.77)
Diluted(1)	(3.54)	(3.65)	(3.64)	(0.77)

	2007
	Fourth	Third	Second	First
	Quarter	Quarter	Quarter	Quarter
	(Dollars in thousands)

Summary Income Information
Interest Income	$127,463	$129,850	$128,678	$127,038
Interest expense	(62,187)	(64,704)	(62,834)	(60,910)
Provision for loan and lease losses	(63,832)	(28,493)	(19,454)	(23,208)
Other income	11,584	7,032	9,581	(814)
Other expense	(54,074)	(46,345)	(47,064)	(52,285)
(Provision) benefit for income taxes	18,341	1,857	(3,436)	4,085

Net (loss) income from continuing operations	$(22,705)	$(803)	$5,471	$(6,094)

Net loss from discontinued operations	$(3,420)	$(17,227)	$(5,860)	$(4,035)

Net loss	$(26,125)	$(18,030)	$(389)	$(10,129)

Earnings (loss) per share of common stock from continuing operations:
Basic(1)	$(0.79)	$(0.04)	$0.18	$(0.22)
Diluted(1)	(0.80)	(0.05)	0.17	(0.22)
Earnings (loss) per share of common stock:
Basic(1)	$(0.91)	$(0.63)	$(0.02)	$(0.35)
Diluted(1)	(0.92)	(0.64)	(0.03)	(0.36)

(1)	Our quarterly earnings per share are based on actual quarterly data and may not add up exactly to year-to-date earnings per share due to rounding and the impact of antidilutive shares.

The sale in December 2008 of residuals underlying certain securitized home equity loans held on our balance sheet raised questions about the proper accounting for these loans, which heretofore had been classified as “held for investment” because the securitizations of the loans failed sale treatment under SFAS 140 and accounted for at amortized cost basis. Because of the unique nature of these transactions and the facts and circumstances surrounding them, management sought the guidance of the Office of the Chief Accountant of the Securities and Exchange Commission regarding the proper accounting.

Management has now determined that the loans should be classified as “held for sale” based on our intent to derecognize these loans and the related debt from our consolidated balance sheet. We also determined that the intent to derecognize these loans was formed in the third quarter. Consequently, we have determined it was necessary to correct an error as defined in SFAS 154, “Accounting Changes and Error Corrections,” in our third quarter 2008 financial statements related to our accounting treatment for these loans. In accordance with SFAS 65, once we no longer intended to hold these loans in our portfolio, we were required to reclassify them in the third quarter to loans held for sale and record them at lower of cost or fair value.

As a result, we have adjusted our third quarter balance sheet and income statement to reflect the correction of this error. We did not amend our Quarterly Report on Form 10-Q for the third quarter of 2008. As such, the financial statements and related financial information contained in such historical report should no longer be relied upon. The restated balance sheet for the third quarter reflects a $980 million decrease in loans, a $826 million increase in loans held for sale, a $102 million reduction in allowance for loan losses, and a $53 million reduction to shareholders’ equity. Our restated statement of income reflects a $53 million increase in provision for loan loss associated with valuing the reclassified loans at lower of cost or fair value. Fair value was determined using a fair value measurement that fully reflects the economic loss to which we are exposed. In addition, we reclassified $26 million of interest income from interest on loans to interest on loans held for sale. The following table shows a comparison between amounts previously reported and the restated numbers reflecting these adjustments:

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET

	September 30, 2008
	As reported	As restated
	(Dollars in thousands)

Assets:
Cash and cash equivalents	$250,415	$250,415
Interest-bearing deposits with financial institutions	27,018	27,018
Residual interests	9,008	9,008
Investment securities- held-to-maturity (Fair value: $18,911)	18,690	18,690
Investment securities- available-for-sale	36,140	36,140
Investment securities- other	62,588	62,588
Loans and leases held for sale(1)	43,643	869,254
Loans and leases, net of unearned income(2)	4,651,506	3,671,147
Less: Allowance for loan and lease losses(3)	(231,802)	(129,974)

	4,419,704	3,541,173
Servicing assets	20,003	20,003
Accounts receivable	33,608	33,608
Accrued interest receivable	21,392	21,392
Premises and equipment	34,537	34,537
Other assets	282,678	282,678

Total assets	$5,259,424	$5,206,504

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$325,676	$325,676
Interest-bearing	2,070,745	2,070,745
Certificates of deposit over $100,000	769,450	769,450

	3,165,871	3,165,871
Other borrowings	526,657	526,657
Collateralized debt	946,269	946,269
Other long-term debt	233,868	233,868
Other liabilities	113,210	113,210

Total liabilities	4,985,875	4,985,875

Commitments and contingencies Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares;	—	—
Noncumulative perpetual preferred stock — 15,000 authorized and issued;	14,441	14,441
Common stock, no par value — authorized 40,000,000 shares; issued 29,902,483 as of September 30, 2008; 509,565 shares in treasury as of September 30, 2008	116,667	116,667
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of deferred income tax benefit of $3,704 as of September 30, 2008	(1,612)	(1,612)
Retained earnings(4)	153,878	100,958

	283,374	230,454
Less treasury stock, at cost	(9,825)	(9,825)

Total shareholders’ equity	273,549	220,629

Total liabilities and shareholders’ equity	$5,259,424	$5,206,504

(1)	Reflects the reclassification of $0.8 billion of home equity loans to loans held for sale at the lower of cost or fair value

(2)	Reflects the reclassification of $1.0 billion of home equity loans accounted for at amortized cost basis and reclassified to loans held for sale at the lower of cost or fair value

(3)	Reflects write down of $102 million of home equity loans at time of reclassification from loans to loans held for sale at the lower of cost or fair value

(4)	Reflects $53 million net loss associated with reclassifying home equity loans to loans held for sale

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008		2008
	As reported	As restated	As reported	As restated
	(Dollars in thousands, except per share)

Interest income:
Loans and leases(1)	$95,185	$69,337	$322,030	$296,182
Loans and leases held for sale(1)	2,663	28,511	2,817	28,665
Residual interests	160	160	629	629
Investment securities	2,016	2,016	6,341	6,341
Federal funds sold	478	478	678	678

Total interest income	100,502	100,502	332,495	332,495

Interest expense:
Deposits	24,362	24,362	79,820	79,820
Short-term borrowings	5,663	5,663	18,825	18,825
Collateralized debt	18,250	18,250	47,123	47,123
Other long-term debt	4,009	4,009	12,199	12,199

Total interest expense	52,284	52,284	157,967	157,967

Net interest income	48,218	48,218	174,528	174,528
Provision for loan and lease losses(2)	58,033	110,953	260,384	313,304

Net interest expense after provision for loan and lease losses	(9,815)	(62,735)	(85,856)	(138,776)
Other income:
Loan servicing fees	3,133	3,133	8,424	8,424
Amortization and impairment of servicing assets	(1,747)	(1,747)	(4,027)	(4,027)
Gain from sales of loans and loans held for sale	2,165	2,165	10,169	10,169
Trading losses	(979)	(979)	(3,156)	(3,156)
Derivative losses, net	(3,494)	(3,494)	(1,449)	(1,449)
Other than temporary impairment	(2,325)	(2,325)	(22,320)	(22,320)
Other	6,771	6,771	17,948	17,948

	3,524	3,524	5,589	5,589
Other expense:
Salaries	22,866	22,866	65,501	65,501
Pension and other employee benefits	6,094	6,094	19,768	19,768
Office expense	2,164	2,164	6,399	6,399
Premises and equipment	15,747	15,747	26,803	26,803
Marketing and development	952	952	3,292	3,292
Professional fees	4,181	4,181	9,607	9,607
Other	18,325	18,325	34,910	34,910

	70,329	70,329	166,280	166,280

Loss before income taxes	(76,620)	(129,540)	(246,547)	(299,467)
Provision for income taxes(3)	(22,190)	(22,190)	(63,220)	(63,220)

Net loss	$(54,430)	$(107,350)	$(183,327)	$(236,247)

Loss per share: — Note 12
Basic	$(1.85)	$(3.65)	$(6.25)	$(8.06)

Diluted	$(1.85)	$(3.65)	$(6.25)	$(8.06)

Dividends per share	$—	$—	$—	$—

(1)	Reflects a $26 million reclassification between interest on loans and interest on loans held for sale

(2)	Reflects $53 million of additional loan loss provision associated with the reclassification of loans to held for sale at the lower of cost or fair value

(3)	A full valuation allowance was recorded against the associated deferred tax benefit. Thus, there was no change in income tax provision

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

See Management’s Report on Internal Control over Financial Reporting in Item 8, which is incorporated herein by reference.

In connection with our yearend Financial Statement closing process, and as discussed in Note 25, we sought guidance from the SEC on the proper accounting for certain home equity loans. Based on this guidance we concluded we needed to restate our third quarter 2008 financial statements. In preparing this report, we gave special consideration to whether the restatement was evidence of a material weakness in internal controls or the need to make changes in our existing internal controls. We considered several factors including (a) the unique facts and circumstances of the situation, (b) the existence among accounting experts prior to the guidance from the SEC of a variety of conflicting views on potential treatment of these loans, and (c) certain judgements about Board and management’s intentions that were required to determine the treatment. We concluded that our internal controls over financial reporting were adequate as of December 31, 2008, notwithstanding the third quarter restatement.

Changes in Internal Control Over Financial Reporting

Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Item 9B.	Other Information

Retention Incentive Agreement

On March 27, 2009, the Corporation, upon the approval of the Compensation Committee of the Corporation’s Board of Directors, entered into a retention incentive agreement (the “Agreement”) with Jocelyn Martin-Leano, a named executive officer of the Corporation and President of Irwin Home Equity Corporation, an indirect subsidiary (“IHE”). The agreement replaces a prior retention incentive agreement with Ms. Martin-Leano, which was reported on Form 8-K dated September 10, 2008 and filed on September 16, 2008. The prior agreement was specific to certain transactions in connection with the Corporation’s strategic restructuring involving the sale of home equity line-of-business assets, not all of which were completed. The Corporation previously reported the home equity line-of-business asset sales and the possible sale of portions of the home equity operations in a Current Report on Form 8-K dated July 18, 2008 and filed on July 24, 2008, and in a Current Report on Form 8-K/A filed on August 8, 2008.

The new agreement provides an opportunity for Ms. Martin-Leano to earn payments in addition to her regular compensation depending upon whether she is actively employed with IHE and assists the Corporation in certain deliverables related to the Corporation’s exit from the home equity line of business. Accordingly, the Agreement substantially provides the following:

Retention Payment The retention payment will be in the gross amount of $62,500 less normal deductions, which the Corporation would pay to Ms. Martin-Leano after completing its transition out of the home equity business and if she meets the conditions described below. The Corporation’s transition out of the business could occur in a variety of ways, including, without limitation, a completed sale or other disposition of the platform, servicing, and residual components of the business, either as a whole or in individual parts. This completed transition could also occur through a wind-down and closure of the business or through a combination of any of the above events or other events. Regardless of the form of transition by the Corporation, the Management Committee of Irwin Home Equity will determine the point at which the nature of the Corporation’s transition is such that the retention payment shall be made, After the Corporation has completed its transition out of the business, the Corporation will pay the retention payment to Ms. Martin-Leano on the condition that she has used her best professional efforts in assisting with the transition or any related events, and on the further condition that she is employed by the Corporation when the transition is completed. The retention payment will not be paid to her if she resigns her employment before a date that the Corporation designates as her last day of employment with the Corporation, or if her employment is terminated by the Corporation prior to that date “for cause.” The Corporation agrees, however, that it will terminate Ms. Martin-Leano’s employment before payment of the retention payment only for “cause”. “Cause” is defined as: (i) conviction of a felony or any crime involving dishonesty or violence; (ii) willful negligence in the performance of assigned duties or the willful commission of any act that causes substantial or material harm to the Corporation; or (iii) material insubordination or refusal to comply with any reasonable request of the Board of Directors of the Corporation and/or of IHE relating to her duties.

If at any time the Corporation terminates Ms. Martin-Leano’s employment without Cause but the Irwin Home Equity Management Committee (or, in the absence of such Committee, the Board of Directors of Irwin Home Equity Corporation and Irwin Financial Corporation) determines that she has at all times following the date of this Agreement worked diligently toward the successful completion of the transition, the Corporation agrees to pay her the retention payment. The Corporation also agrees to pay her, or her estate, any balance of the retention payment not yet paid in the event the transition is completed but she should die prior to the completion of the transition.

Reduction in Base Salary; Waiver of Incentive Payment

On March 27, 2009, the Corporation, upon the approval of the Compensation Committee of the Board of Directors, agreed to reduce the base salaries of three Named Executive Officers plus one other executive officer. These reductions are in response to the current economic environment and conditions in the banking industry and are aligned with the restructuring of Irwin Financial Corporation and its business subsidiaries. Specifically, William I. Miller, Chief Executive Officer, Chairman and President of the Corporation, will have his base salary reduced 25% from $650,000 to $487,500 annually. Gregory F. Ehlinger, Chief Financial Officer of the Corporation, will have his base salary reduced 10% from $316,000 to $284,400 annually. Bradley J. Kime, President, Commercial Banking, will have his base salary reduced 10% from $304,000 to $273,600. These reductions will take effect April 1, 2009. Also, four Named Executive Officers plus one other executive officer waived their right to receive any calculated incentive payment for 2008 Corporation consolidated performance under the company’s annual short-term incentive plan. Specifically, Mr. Miller forfeited his calculated payment of $100,101. Mr. Ehlinger forfeited his calculated payment of $35,687. Mr. Kime forfeited his calculated payment of $6,242. In addition, Jocelyn Martin-Leano, President, Irwin Home Equity, forfeited her calculated payment of $6,242.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in our proxy statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Section 16(a) Beneficial Ownership Reporting Compliance,” “Director Nominees,” “Current Directors,” and “Audit Committee” is incorporated herein by reference in response to this item. See also the section entitled “Executive Officers” in Part I, Item 1, “Business” of this Report on Form 10-K.

The following documents are posted on the Corporate Governance section of our website at www.irwinfinancial.com:

•	Our Code of Conduct (our code of business conduct and ethics), which is applicable to our directors, officers, and employees, including our Chief Executive Officer (principal executive officer), our Chief Financial Officer (principal financial officer) and our Controller (principal accounting officer). Our Code of Conduct is filed as Exhibit 14.1 to this Report on Form 10-K. Amendments to or waivers for executive officers or directors from our Code of Conduct will be posted on our website.

•	Our Governance (nominating) Committee Charter.

•	Our Compensation Committee Charter.

•	Our Audit Committee Charter.

•	Our Risk Committee Charter.

•	Our Executive Committee Charter.

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

The information contained in our proxy statement for the 2009 Annual Meeting of Shareholders in the section entitled “Compensation” is incorporated herein by reference in response to this item.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information contained in our proxy statement for the 2009 Annual Meeting of Shareholders in the section entitled “Principal Holders of Irwin Financial Securities,” “Securities Ownership of Directors and Management,” “Securities Authorized for Issuance Under Equity Compensation Plans,” is incorporated herein by reference in response to this item.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information contained in our proxy statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Director Independence” and “Transactions with Related Persons” is incorporated herein by reference in response to this item.

Item 14.	Principal Accountant Fees and Services.

The information contained in our proxy statement for the 2009 Annual Meeting of Shareholders in the sections entitled “Audit Fees,” and “Pre-approval of Services Rendered by Independent Auditors” is incorporated herein by reference in response to this item.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Documents filed as part of this report.

1. Financial Statements

Management’s Report on Internal Control Over Financial Reporting

Report of Independent Registered Public Accounting Firm

Irwin Financial Corporation and Subsidiaries

Consolidated Balance Sheets for the years ended 2008 and 2007

Consolidated Statements of Income for the years ended 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders’ Equity for the years ended 2008, 2007, and 2006

Consolidated Statements of Cash Flows for the years ended 2008, 2007, and 2006

Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None

3. Exhibits to Form 10-K

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)
2.2	Asset Purchase Agreement dated as of the 21st day of July, 2008, by and among EQ Acquisitions 2003, Inc., Equilease Financial Services, Inc., Irwin Commercial Finance Corporation, Equipment Finance, and Irwin Union Bank and Trust Company. (Incorporated by reference to Exhibit 2.2 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
2.3	Letter Amendment to Asset Purchase Agreement dated July 21, 2008 by and among Irwin Commercial Finance Corporation, Equipment Finance, Irwin Union Bank and Trust Company, EQ Acquisitions 2003, Inc., and Equilease Financial Services, Inc. dated July 30, 2008. (Incorporated by reference to Exhibit 2.3 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
2.4	Asset Purchase Agreement dated as of the 23rd day of July, 2008 by and among Roynat Inc. and Irwin Commercial Finance Canada Corporation and Onset Alberta Ltd. and Irwin Union Bank and Trust Company. (Incorporated by reference to Exhibit 2.4 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
2.5	Amended and Restated Asset Purchase Agreement dated as of July 31, 2008 among Roosevelt Management Company LLC, Navigator Mortgage Loan Trust 2008, Wells Fargo Bank, N.A. and Irwin Union bank and Trust Company. (Incorporated by reference to Exhibit 2.5 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended November 3, 2008. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
3.2	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.
4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 of Form 8-A filed March 2, 2001, File No. 000-06835.)
4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 of Form S-8 filed on September 7, 2001, File No. 333-69156.)
10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 of Form 10-Q Report for quarter ended September 30, 1997, and filed August 12, 1997, File No. 000-06835.)
10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)
10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)
10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)
10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)
10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)
10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)
10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)
10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)
10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)
10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)
10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.12 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)
10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)
10.14	*Amendment Number One to the Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan, as amended December 4, 2009, and effective January 1, 2005.
10.15	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended September 30, 1999, File No. 000-06835.)

Exhibit
Number	Description of Exhibit

10.16	*Employee Stock Purchase Plan III Amendments One effective September 21, 2001 and Amendment Two effective September 17, 2008.
10.17	*Irwin Financial Corporation and Affiliates Amended and Restated Short Term Incentive Plan effective May 8, 2008.
10.18	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended September 30, 2002, File No. 000-06835.)
10.19	*Irwin Financial Corporation Amended and Restated Supplemental Executive Retirement Plan for [Named Executive], effective January 1, 2005, and as amended December 4, 2008.
10.20	*Amendment One to the Irwin Financial Corporation Supplemental Executive Retirement Plan for [Named Executive], effective January 1, 2009.
10.21	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.22	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.23	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)
10.24	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.25	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.26	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)
10.27	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.28	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)
10.29	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)
10.30	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)
10.31	*Irwin Financial Corporation Amended and Restated 2007 Performance Unit Plan.
10.32	*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)
10.33	*Amendment to 2005 Stock Option Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 28, 2008. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
10.34	*Letter setting forth the Redemption Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 29, 2008. (Incorporated by reference to Exhibit 10.42 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)
10.35	*Retention Incentive Agreement by and among Irwin Home Equity Corporation, Irwin Financial Corporation and Jocelyn Martin-Leano dated September 10, 2008. (Incorporated by reference to Exhibit 10.43 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.36	Standby Purchase Agreement, dated as of October 13, 2008, by and between Irwin Financial Corporation and Cummins Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 2008, File No. 001-16691).
10.37	Written Agreement by and among Irwin Financial Corporation, Irwin Union Bank and Trust Company, the Federal Reserve Bank of Chicago, and the Indiana Department of Financial Institutions, dated October 10, 2008. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2008, File No. 001-16691).
10.38	Supervisory Agreement by and between Irwin Union Bank, F.S.B. and the Office of Thrift Supervision, dated October 10, 2008. (Incorporated by reference to Exhibit 10.3 of Form 8-K filed October 14, 2008, File No. 001-16691).
10.39	Extension of Standby Purchase Agreement between Irwin Financial Corporation and Cummins Inc. dated March 5, 2009.
11.1	Computation of Earnings Per Share.
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Conduct.
21.1	Subsidiaries of Irwin Financial Corporation.
23.1	Consent of Independent Registered Public Accounting Firm.
31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.
31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.
32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRWIN FINANCIAL CORPORATION

Date: March 31, 2009

By:	/s/ William I. Miller
William I. Miller
Chief Executive Officer, Chairman and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Capacity with Corporation	Date

/s/ Sally A. Dean Sally A. Dean	Director	March 31, 2009
/s/ David W. Goodrich David W. Goodrich	Director	March 31, 2009
/s/ R. David Hoover R. David Hoover	Director	March 31, 2009
/s/ William H. Kling William H. Kling	Director	March 31, 2009
/s/ Brenda J. Lauderback Brenda J. Lauderback	Director	March 31, 2009
/s/ John C. McGinty, Jr. John C. McGinty, Jr.	Director	March 31, 2009
/s/ William I. Miller William I. Miller	Director, Chief Executive Officer, Chairman and President (principal executive officer)	March 31, 2009
/s/ Dayton H. Molendorp Dayton H. Molendorp	Director	March 31, 2009
/s/ Lance R. Odden Lance R. Odden	Director	March 31, 2009
/s/ Marita Zuraitis Marita Zuraitis	Director	March 31, 2009
/s/ Gregory F. Ehlinger Gregory F. Ehlinger	Chief Financial Officer (principal financial officer)	March 31, 2009
/s/ Jody A. Littrell Jody A. Littrell	First Vice President and Controller (principal accounting officer)	March 31, 2009