Form 10-Q
period 2009-03-31
IRWIN FINANCIAL CORP
filed 2009-05-11
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
☑ Yes   ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes   ☐ No
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
☐ Yes   ☑ No
As of April 30, 2009, there were outstanding 30,052,269 common shares, no par value, of the Registrant.

FORM 10-Q

		PAGE
		NO.
PART I	FINANCIAL INFORMATION	4
Item 1	Financial Statements	4
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3	Quantitative and Qualitative Disclosures About Market Risk	53
Item 4	Controls and Procedures	53
PART II	OTHER INFORMATION	54
Item 1	Legal Proceedings	54
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	54
Item 6	Exhibits	55
	Signatures	59
EX-2.6
EX-31.1
EX-31.2
EX-32.1
EX-32.2

i

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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or will not or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	transactions involved in our strategic restructuring, including capital raising activities;

•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;

•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;

•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, regulatory capital levels, or financial performance measures;

•	the expected effects on the Corporation’s balance sheet, profitability, liquidity, and capital ratios of the strategic restructuring, our proposed shareholder rights offer, the possible private placement of equity, the possible exchange of trust preferred securities for common shares, and other elements of the completion of our capital plan;

•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;

•	predictions about conditions in the national or regional economies, housing markets, industries associated with housing, mortgage markets, franchise restaurant finance or mortgage industry;

•	the anticipated effects on results of operations or financial condition from recent developments or events; and

•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these and the following cautionary factors.
     Actual future results may differ materially from our forward-looking statements and we qualify all forward-looking statements by various risks and uncertainties we face, as well as the assumptions underlying the statements, including, but not limited to, the following cautionary factors:
•	difficulties in completing our recapitalization plan, including the failure to raise sufficient private investment through our proposed rights offer, possible private placement of equity, or a possible exchange of trust preferred securities for common shares or by other means, the failure of a sufficient number of shareholders to participate in the rights offer or to exercise fully their rights, the failure to satisfy the conditions that require the standby purchasers to exercise fully their subscription privileges, the failure to receive assistance in substantially the form proposed to the U.S. Treasury and banking regulators, or the failure to obtain any necessary regulatory approvals;

•	potential further deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or mortgage lending, small business lending, and franchise restaurants finance;

•	fluctuations in housing prices;

•	potential effects related to the Corporation’s decision to suspend the payment of dividends on its common, preferred and trust preferred securities;

•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;

•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;

•	the relative profitability of our lending and deposit operations;

•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;

•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;

•	unanticipated deterioration in the credit quality or collectability of our loan and lease assets, including deterioration resulting from the effects of natural disasters (including a pandemic);

•	difficulties in accurately estimating any future repurchases of residential mortgage, home equity, or other loans or leases due to alleged violations of representations and warranties we made when selling these loans and leases to the secondary market or in securitizations;

•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities;

•	difficulties in delivering products to the secondary market as planned;

•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed, including the loss of public fund deposits or any actions that may be taken by the state of Indiana and its political subdivisions;

•	competition from other financial service providers for our staff and customers;

•	changes in the value of our lines of business, subsidiaries, or companies in which we invest;

•	changes in variable compensation plans related to the performance and valuation of lines of business where we tie compensation systems to line-of-business performance;

•	unanticipated lawsuits or outcomes in litigation;

•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, or our state-chartered bank or federal savings bank subsidiary;

•	regulatory actions that impact our Corporation, bank or thrift, including the written agreement the Corporation and its state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions on October 10, 2008, and the supervisory agreement the Corporation’s federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into with the Office of Thrift Supervision on the same day;

•	changes in the interpretation and application of regulatory capital or other rules;

•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;

•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of the remaining assets and obligations of lines of business we have exited or are exiting, including the mortgage banking segment, small ticket commercial leasing segment and home equity segment; or

•	governmental changes in monetary or fiscal policies.
     In addition, our past results of operations do not necessarily indicate our future results. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION.
Item 1. Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$271,917	$233,698
Interest-bearing deposits with financial institutions	17,204	26,023
Residual interests	9,123	9,180
Investment securities- held-to-maturity (Fair value: $17,465
March 31, 2009 and $17,300 at December 31, 2008) — Note 2	17,071	17,258
Investment securities- available-for-sale — Note 2	30,730	31,895
Investment securities- other — Note 2	56,460	61,056
Loans held for sale — Note 3	148,651	841,333
Loans and leases, net of unearned income — Note 4	3,331,522	3,512,048
Less: Allowance for loan and lease losses — Note 5	(155,403)	(137,015)

	3,176,119	3,375,033
Servicing assets — Note 6	5,407	18,116
Accounts receivable	20,219	19,706
Accrued interest receivable	13,289	19,673
Premises and equipment	31,628	32,417
Other assets	231,306	228,927

Total assets	$4,029,124	$4,914,315

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$349,150	$319,857
Interest-bearing	2,048,300	2,082,809
Certificates of deposit over $100,000	708,158	615,269

	3,105,608	3,017,935
Other borrowings — Note 8	337,924	512,012
Collateralized debt — Note 9	198,223	912,792
Other long-term debt	233,868	233,868
Other liabilities	136,470	127,046

Total liabilities	4,012,093	4,803,653

Commitments and contingencies — Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares:
Noncumulative perpetual preferred stock - 15,000 issued;	14,441	14,441
Common stock, no par value — authorized 200,000,000 shares; issued 29,929,638 and 29,913,008 as of March 31, 2009 and December 31, 2008; 329,251 and 389,520 shares in treasury as of March 31, 2009 and December 31, 2008, respectively	116,923	116,893
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of deferred income tax benefit of
$5,503 and $5,258 as of March 31, 2009 and December 31, 2008	(8,214)	(7,988)
Retained earnings	(99,695)	(5,079)

	23,455	118,267
Less treasury stock, at cost	(6,424)	(7,605)

Total shareholders’ equity	17,031	110,662

Total liabilities and shareholders’ equity	$4,029,124	$4,914,315

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$55,503	$117,322
Loans held for sale	21,643	166
Residual interests	23	275
Investment securities	1,302	2,289
Federal funds sold	—	38

Total interest income	78,471	120,090

Interest expense:
Deposits	18,890	28,938
Other borrowings	4,310	7,236
Collateralized debt	21,270	15,170
Other long-term debt	3,895	4,311

Total interest expense	48,365	55,655

Net interest income	30,106	64,435
Provision for loan and lease losses — Note 5	64,002	44,520

Net interest income after provision for loan and lease losses	(33,896)	19,915
Other income:
Loan servicing fees	2,621	2,458
Amortization and impairment of servicing assets — Note 6	(4,148)	(4,219)
Gain from sales of loans held for sale	(10,335)	6,831
Loss from sale of servicing assets	(7,262)	—
Trading gains (losses)	112	(1,057)
Derivative losses, net	(434)	(957)
Other than temporary impairment — Note 2	(105)	(13,157)
Other	8,955	5,645

	(10,596)	(4,456)

Other expense:
Salaries	14,365	22,629
Pension and other employee benefits	4,309	7,708
Office expense	1,546	2,212
Premises and equipment	6,820	5,766
Marketing and development	977	1,132
Professional fees	1,757	2,098
Other	14,720	10,409

	44,494	51,954

Loss before income taxes	(88,986)	(36,495)
Provision for income taxes — Note 7	4,847	(14,329)

Net loss	$(93,833)	$(22,166)

Loss per share: — Note 10
Basic	$(3.17)	$(0.76)

Diluted	$(3.17)	$(0.77)

Dividends per share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Three Months Ended March 31, 2009, and 2008

			Accumulated Other Comprehensive loss
						Defined	Additional		Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Preferred	Treasury
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2009	$110,662	$(5,079)	$89	$(1,712)	$(191)	$(6,174)	$—	$116,893	$14,441	$(7,605)
Net loss	(93,833)	(93,833)
Unrealized loss on investment securities net of $121 tax benefit	(181)			(181)
Unrealized gain on derivatives net of $4 tax liability	5				5
Foreign currency adjustment	(50)		(50)

Other comprehensive loss	(226)

Total comprehensive loss	(94,059)
Stock compensation expense	300						300
Stock:
Purchase of 9,223 shares	(20)									(20)
Sales of 86,122 shares	148	(783)					(300)	30		1,201

Balance at March 31, 2009	$17,031	$(99,695)	$39	$(1,893)	$(186)	$(6,174)	$—	$116,923	$14,441	$(6,424)

Balance at January 1, 2008	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$2,557	$116,542	$14,441	$(12,796)
Net loss	(22,166)	(22,166)
Unrealized gain on investment securities net of $29 tax liability	44			44
Unrealized loss on derivatives net of $743 tax benefit	(1,114)				(1,114)
Foreign currency adjustment	(1,434)		(1,434)

Other comprehensive loss	(2,504)

Total comprehensive loss	(24,670)
Stock compensation expense	1,147						1,147
Stock:
Purchase of 835 shares	(6)									(6)
Sales of 34,388 shares	235						(477)	—		712

Balance at March 31, 2008	$436,006	$315,358	$7,724	$(1,401)	$(2,690)	$(5,105)	$3,227	$116,542	$14,441	$(12,090)

The accompanying notes are an integral part of the consolidated financial statements.

CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Three Months ended March 31,
	2009	2008
	(Dollars in thousands)
Net Loss	$(93,833)	$(22,166)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	3,880	2,604
Other than temporary impairment	105	13,157
Amortization and impairment of servicing assets	4,148	4,219
Provision for loan and lease losses	64,002	44,520
Loss (gain) from sales of loans held for sale	10,335	(6,831)
Loss from sale of servicing assets	7,262	—
Originations and purchases of loans held for sale	(83,581)	(64,436)
Proceeds from sales and repayments of loans held for sale	109,498	130,272
Net decrease in residuals	192	1,348
Net (increase) decrease in accounts receivable	(6,674)	5,381
Other, net	2,960	(19,999)

Net cash provided by operating activities	18,294	88,069

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	1,766	1,132
Available-for-sale	5,542	685
Purchase of investment securities:
Held-to-maturity	(1,730)	(451)
Available-for-sale	(42)	(187)
Net decrease (increase) in interest-bearing deposits	8,819	(7,844)
Net decrease in loans, excluding sales	122,003	27,251
Other, net	(564)	(1,869)

Net cash provided by investing activities	135,794	18,717

Financing activities:
Net increase in deposits	87,673	73,505
Net decrease in other borrowings	(174,088)	(128,166)
Proceeds from issuance of collateralized debt	—	96,415
Repayments of collateralized debt	(29,561)	(123,444)
Payments on long term debt	—	(3)
Purchase of treasury stock for employee benefit plans	(20)	(6)
Proceeds from sale of stock for employee benefit plans	148	235

Net cash used by financing activities	(115,848)	(81,464)

Effect of exchange rate changes on cash	(21)	(505)

Net increase in cash and cash equivalents	38,219	24,817
Cash and cash equivalents at beginning of period	233,698	78,212

Cash and cash equivalents at end of period	$271,917	$103,029

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$44,157	$50,740

Income taxes paid	$175	$2,216

Noncash transactions:
Derecognition of loans held for sale, other assets and collateralized debt	$682,026	$—

Other real estate owned	$10,428	$1,225

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Consolidation:  Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.). We are engaged in commercial banking and commercial finance, and have a liquidating home equity portfolio. We have exited the mortgage banking segment, our small-ticket equipment leasing portion of the commercial finance segment, and have ceased originating loans at our home equity segment. We are in the process of exiting home equity servicing as well, although we will continue to hold a liquidating home equity portfolio.
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
     Capital, Liquidity, and Going Concern Considerations:  The Corporation has been significantly and negatively impacted by the events and conditions impacting the banking industry. We and the industry have been adversely affected by rising unemployment, declining real estate and financial asset prices, and rising delinquency and loss rates on loans. These in turn have caused significant losses, reduced our capital materially, and had other follow-on consequences. While it has not occurred, these events to could impact our on-going access to liquidity sources.
     The accompanying consolidated financial statements of the Corporation were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Corporation’s abilities in this area are dependent on normal on-going operations, particularly its ability to continue to access its traditional funding sources, some of which are determined by our regulatory capital ratios and regulatory standing. Should management be unable to execute on its plans, including restoring and subsequently maintaining its capital ratios at amounts that would result in its (and its bank and thrift subsidiaries) ratios being sufficient to be declared “well capitalized,” there would be a doubt on our ability to remain a going concern.
     During the first quarter of 2009, the Corporation lost $94 million, due in part to factors noted above and in part to steps it took in its strategic restructuring. We are operating under written agreements with our principal banking regulators and this loss and consequent reduction in retained earnings have put pressure on the Corporation’s regulatory capital ratios, notwithstanding the deleveraging which occurred during the first quarter.
     As a result of the Corporation’s recent results, it and its bank and thrift subsidiaries are no longer considered “well capitalized” which could have an adverse impact on our liquidity. The Corporation manages liquidity at both the parent and subsidiary levels. The parent company has no external funding facilities which are immediately affected by these ratios. The parent company does not fund loan assets, but does require cash for working capital purposes. Neither Irwin Union Bank and Trust nor Irwin Union Bank, F.S.B. is dependent on the parent company for liquidity. A significant source of funding for Irwin Union Bank and Trust Company is public funds, the majority of which are in the State of Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the bank’s capital ratios through raising additional capital. As with any bank, our bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute. In addition, we have traditionally used brokered-sourced deposits to supplement our funding. Due to our current capital ratios, we are ineligible to issue these deposits. An ongoing inability to source these funds could put additional pressure on our overall funding and ability to hold or increase our amount of loans or other assets.
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
     Basis of Presentation: The Corporation is on the accrual basis of accounting for income and expense. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature, unless otherwise disclosed in this Form 10Q, and which, in the view of management, reflect all material adjustments necessary for a fair presentation. The financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for interim financial reporting and should be read in conjunction with the Corporation’s Annual Report on form 10K for the year ended December 31, 2008.
     Recent Accounting Developments:  During the three months ended March 31, 2009, the following accounting pronouncements applicable to the Corporation were issued or became effective:
       FASB Staff Position (“FSP”) No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”) became effective for the Corporation for annual and interim reporting periods beginning January 1, 2009.  FSP 157-2 amended FASB Statement No. 157, Fair Value Measurements (“SFAS 157”), to delay the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Corporation’s non-financial assets within the scope of SFAS 157, which include goodwill and private equity investments, are reported at fair value on a nonrecurring basis (generally as the result of an impairment assessment) during the period in which the fair value measurement is recorded. We currently have no non-financial liabilities required to be reported at fair value.

     FSP No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”) amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The intent of the FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, when the underlying arrangement includes renewal or extension terms. FSP 142-3 permits an entity to use its own assumptions, based on its historical experience, about the renewal or extension of an arrangement to determine the useful life of an intangible asset.  These assumptions are to be adjusted for the entity-specific factors detailed in SFAS 142. FSP 142-3 became effective for the Corporation on January 1, 2009.  Adoption of FSP 142-3 did not have a significant impact on the Corporation’s consolidated financial statements.
       On April 9, 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”).  FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption.  Adoption of FSP FAS 107-1 is not expected to have a significant impact on the Corporation’s consolidated financial statements.
       On April 9, 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectibility of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.”  FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. FSP 115-2 requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income.  FSP 115-2 is effective for reporting periods ending after June 15, 2009. The Corporation does not expect initial adoption of FSP 115-2 to have a significant impact on its financial statements.

       On April 9, 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”).  FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased.  FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability.  If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions.  FSP 157-4 is effective for reporting periods ending after June 15, 2009.  Adoption of FSP 157-4 is not expected to have a significant impact on the consolidated financial statements.
Note 2 — Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Held-to-Maturity:
U.S. Treasury and government obligations	$13,019	$13,054
Obligations of states and political subdivisions	3,200	3,320
Mortgage-backed securities	852	884

Total held-to-maturity	17,071	17,258

Available-for-Sale:
Mortgage-backed securities	18,980	20,114
Other	11,750	11,781

Total available-for-sale	30,730	31,895

Federal Home Loan Bank and Federal Reserve Bank stock	56,460	61,056

Total investment securities	$104,261	$110,209

     The following table presents the fair value and unrealized losses for certain available-for-sale securities by aging category:

	Securities with unrealized losses at March 31, 2009
	less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(Dollars in thousands)
Mortgage backed securities	$—	$—	$—	$—	$—	$—
Other securities	—	—	11,750	(3,501)	11,750	(3,501)

Total securities with unrealized losses	$—	$—	$11,750	$(3,501)	$11,750	$(3,501)

	Securities with unrealized losses at March 31, 2008
	less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(Dollars in thousands)
Mortgage backed securities	$—	$—	$3,890	$(8)	$3,890	$(8)
Other securities	—	—	15,072	(168)	15,072	(168)

Total securities with unrealized losses	$—	$—	$18,962	$(176)	$18,962	$(176)

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
     At March 31, 2009, we held four mortgage-backed securities (referred to as “JPALTs”) acquired over the course of 2006 and 2007 from the underwriter, JPMorgan Chase, at original issuance at their par values. All of the securities were rated “AA” or “AA+” by S&P at origination. The securities are backed primarily by Alt-A first mortgages and pay interest at variable rates. The average FICO scores on the collateral underlying each of the securities were above 700 at issuance. As home price depreciation accelerated in 2008, delinquencies and foreclosure rates increased and trading in these securities, and others like them, halted. All four securities were first downgraded in April 2008 and have since been downgraded further.
     These securities had an original par value of $26 million and now have an estimated fair value of $3 million at March 31, 2009. The decline in fair value related to these securities is deemed to be other-than-temporary and related principally to credit factors. Accordingly, we have recognized other-than-temporary impairment (OTTI) charges of $23 million since the beginning of 2008. We recorded $13 million of impairment during the first quarter of 2008 and we recorded $0.1 million in the first quarter of 2009. These OTTI adjustments reflect our estimate of fair value for these securities at March 31, 2009. The estimates of fair value were based on estimates of future cash flows and based on assumptions related to discount rates that management believes market participants would use to value similar assets based on input from dealers in these and similar securities.
Note 3 — Loans and Leases Held for Sale
     Loans and leases held for sale totaled $149 million at March 31, 2009, down from $841 million at December 31, 2008. During the quarter we derecognized $0.7 billion of loans held for sale that collateralized secured borrowings after selling the related servicing rights. The majority of the remaining balance relates to home equity loans that represent collateral for one additional secured borrowing. These loans were reclassified to loans held for sale in 2008 at lower of cost or fair value when we determined that we no longer had the intent to hold these loans until their maturity.

Note 4 — Loans and Leases
     Loans and leases are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$1,752,387	$1,862,877
Real estate-construction & land development	429,156	466,598
Real estate-mortgage	488,497	523,837
Consumer	21,995	24,022
Commercial financing Franchise financing	919,657	922,429
Domestic leasing	10,380	11,305
Unearned income Franchise financing	(289,429)	(297,600)
Domestic leasing	(1,121)	(1,420)

Total	$3,331,522	$3,512,048

     At March 31, 2009, mortgage loans and leases held for investment with a carrying value of $0.4 billion were pledged as collateral for bonds payable to investors (See Note 9). We pledged $1.1 billion of loan and loans held for sale as collateral at Federal Home Loan Bank at March 31, 2009 (see Note 8).
     Commercial loans are extended primarily to local regional businesses in the market areas of our commercial banking line of business. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States.
Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	March 31,
	2009	2008
	And the Three	And the Three
	Months Then Ended	Months Then Ended
	(Dollars in thousands)
Balance at beginning of year	$137,015	$144,855
Provision for loan and lease losses	64,002	44,520
Charge-offs	(46,453)	(31,794)
Recoveries	839	1,607
Reduction due to reclassification to loans and leases held for sale	—	(461)
Foreign currency adjustment	—	(129)

Balance at end of period	$155,403	$158,598

     Nonperforming loans and leases are summarized below:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Accruing loans past due 90 days or more	$21,728	$3,031
Nonaccrual loans and leases	186,101	165,154

Total nonperforming loans and leases	$207,829	$168,185

Note 6 — Servicing Assets
     We account for servicing assets associated with our second mortgage and high loan-to-value first mortgage portfolios at fair value. Changes to fair value are recorded through “amortization and impairment of servicing assets.” All other servicing assets, primarily related to first mortgage loans, are accounted for using the amortization method with impairment recognized. These mortgage servicing assets are recorded at lower of their allocated cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired.
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
     Changes in our fair value servicing assets are shown below:

	March 31,	March 31,
	2009	2008
	And the Three Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Beginning balance	$14,804	$19,724
Sale of servicing asset	$(9,194)	$—
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	(2,700)	(2,590)
Other changes in fair value (2)	(600)	(1,270)

Balance at the end of the period	$2,310	$15,864

(1)	Principally reflects changes in discount rates and prepayment speed assumptions, primarily due to changes in interest rates and refinance opportunities.

(2)	Represents changes due to realization of expected cash flows.
Changes in our amortizing servicing assets are shown below:

	March 31,	March 31,
	2009	2008
	And the Three Months	And the Year Then
	Then Ended	Ended
	(Dollars in thousands)
Beginning balance	$3,312	$3,510
Additions	700	328
Sales	(68)	—
Amortization	(990)	(339)
Recovery (impairment)	143	(20)

Balance at the end of the period	$3,097	$3,479

Note 7 — Income taxes
A reconciliation of income tax benefit to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Income taxes computed at the statutory rate	$(31,145)	$(12,774)
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(18)	(30)
Nontaxable income from bank owned life insurance	39	(191)
State tax, net of federal benefit	(2,950)	(1,367)
Foreign operations	7	73
Reserve adjustment (1)	134	156
Federal tax credits	(326)	(273)
Other items — net	236	77
Valuation allowance	38,870	—

Income tax provision (benefit)	$4,847	$(14,329)

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.
     SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Our recent losses have triggered an increase to our deferred tax asset balance. Although net operating losses can be carried forward 20 years under the Internal Revenue Code, events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance. We provided a valuation allowance for all of our deferred tax assets that could not be realized through carrybacks and reversals of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment whether realization of these assets is more likely than not. Despite being in a cumulative loss position in light of recent operations, we believe that as of March 31, 2009 approximately $107 million of our deferred tax asset was realizable due to the ability to apply net operating loss carrybacks to recover taxes paid in fiscal years 2005 and 2006 and due to reversal of existing temporary differences.

Note 8 — Other borrowings
     Other borrowings are summarized as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$337,924	$487,012
Federal funds	—	25,000

Total	$337,924	$512,012

Weighted average interest rate	4.75%	4.48%
     Federal Home Loan Bank borrowings (FHLB) are collateralized by $0.6 billion of loans and loans held for sale at March 31, 2009.
     In addition to borrowings from the FHLB, we use Fed Funds as needed. At March 31, 2009, we had none outstanding on a $35 million line of credit. Interest is payable monthly with a rate of 0.41 percent at March 31, 2009. We also maintain collateral at the Federal Reserve Bank (FRB) that enables us to borrow funds from the FRB as a contingency funding source. As of March 31, 2009, we had pledged collateral that would support up to $154 million of borrowings from the FRB.
Note 9 — Collateralized Debt
     We pledge loans in transactions structured as secured financings at our home equity lending line of business. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control (as defined in SFAS 140) over the loans. This type of structure results in cash being received, debt being recorded, and the loans being retained on the balance sheet. The notes associated with these transactions are collateralized by $0.4 billion in home equity loans and home equity lines of credit as of March 31, 2009. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and lines of credit. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	March 31,	March 31,	December 31,
	Maturity	2009	2009	2008
			(Dollars in thousands)
Home equity line of business
2004-1 variable rate asset backed notes			—	52,963
2005-1 variable and fixed rate asset backed notes	6/2025-6/2035	4.3	114,571	119,583
2006-1 variable and fixed rate asset backed notes			—	139,117
2006-2 variable and fixed rate asset backed notes			—	156,902
2006-3 variable and fixed rate asset backed notes			—	141,839
2007-1 variable and fixed rate asset backed notes			—	215,435
2008-1 variable and fixed rate asset backed notes(1)	9/2048	6.7	6,216	6,745
2008-2 fixed rate asset backed notes(1)	9/2048	19.0	71,086	72,749
2008-3 fixed rate asset backed notes(1)	9/2048	19.4	6,350	7,459

Total			$198,223	$912,792

(1)	Shown at fair value in accordance with SFAS No. 159.

Note 10 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended March 31, 2009
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(93,833)	$—	$(93,833)	$—	$(93,833)
Shares			29,578	—	29,578

Per-share amount			$(3.17)	$—	$(3.17)

	Three Months ended March 31, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(22,166)	$—	$(22,166)	$(363)	$(22,529)
Shares			29,249	—	29,249

Per-share amount			$(0.76)	$(0.01)	$(0.77)

     At March 31, 2009 and 2008, there were 2.2 million and 2.8 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because of our net loss position and they had exercise prices above the stock price as of the respective dates.
Note 11 — Employee Retirement Plans
     Below are components of net periodic cost of the Pension and Supplemental Executive Retirement Plan (SERP) benefits:
     Employee Pension Plan:

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$87	$1,167
Interest cost	624	683
Expected return on plan assets	(457)	(657)
Amortization of prior service cost	—	9
Amortization of actuarial loss	133	71

Net pension cost	$387	$1,273

     Supplemental Executive Retirement Plan:

	For the Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Service cost	$—	$22
Interest cost	83	81
Amortization of prior service cost	—	3

Net SERP cost	$83	$106

     As of March 31, 2009, we have not made any contributions to our pension plan in the current year. We plan to contribute $3 million to this plan in 2009 to maintain its funding status. As of January 31, 2009, we implemented a freeze on our defined benefit plan. Current employees will receive the benefits they have already accrued, but will not receive benefit for additional time with the company. New employees will be excluded from entering into the plan.
Note 12 — Fair Value
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
     This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at March 31, 2009.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Residual interests	$—	$—	$9,123	$9,123
Investment securities — available-for-sale	—	19,752	10,978	30,730
Servicing assets	—	—	2,310	2,310

Total assets	$—	$19,752	$22,411	$42,163

Liabilities
Collateralized debt	$—	$—	$83,652	$83,652
Derivatives	—	8,284	—	8,284

Total liabilities	$—	$8,284	$83,652	$91,936

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
     The following table presents the changes in the Level 3 fair value category for the three months ended March 31, 2009.

		Net realized/unrealized	Purchases,
		gain(losses) included in	issuances and		Unrealized gains
	January 1, 2009	earnings (1) (2)	settlements	March 31, 2009	(losses) still held (3)
	(Dollars in thousands)
Assets
Residual interests	$9,180	$(57)	$—	$9,123	$(57)
Investment securities — available-for-sale	12,091	(970)	(143)	10,978	(970)
Servicing assets	14,804	(3,300)	(9,194)	2,310	—

Total assets	$36,075	$(4,327)	$(9,337)	$22,411	$(1,027)

Liabilities
Collateralized debt	86,953	(3,301)	—	83,652	—

Total liabilities	$86,953	$(3,301)	$—	$83,652	$—

1	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

2	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

3	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at March 31, 2009
     The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at March 31, 2009.

	Level 1	Level 2	Level 3	Total
	(Dollars in thousands)
Assets
Loans held for investment (1)	—	—	122,660	122,660
Loans held for sale	—	111,339	37,312	148,651
Mortage servicing assets	—	—	3,097	3,097

Total assets	$—	$111,339	$163,069	$274,408

(1)	Represents the carrying amount of impaired loans (i.e., unpaid principal balance less specific loan loss reserves) with impairment calculated based on appraised collateral values
Note 13 — Derivatives
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
     The Corporation is exposed to certain risks relating to its ongoing business operations. The primary risks managed by using derivative instruments are interest rate risk. Financial derivatives are used as part of the overall asset/liability risk management process. We manage interest rate risk exposure with interest rate swaps in which we pay a fixed rate of interest and receive a floating rate and interest rate caps.

The purpose of the swaps is to manage interest rate risk exposure created by long term fixed interest rates, or as in our home equity securitizations, in which floating rate notes are funding fixed rate home equity loans. These contracts were closed at March 31, 2009. We also have interest rate swaps to hedge floating rate deposits where we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. The notional amount of these contracts was $50 million at March 31, 2009. We do not net our derivative position against the hedge collateral held with the counterparties.
     Historically, we have used certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. Derivative instruments that qualify for hedge accounting are designated as fair value, cash flow or foreign currency hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a cash flow hedge or foreign currency hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. At March 31, 2009, we no longer carried any derivatives that qualified for hedge accounting treatment under SFAS 133, although there is interest income amortizing from AOCI for a derivative previously designated as a hedge.
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
     The fair values of our derivative instruments are listed below:

	Asset Derivatives				Liability Derivatives
	March 31,				March 31,

	2009		2008		2009		2008
	Balance		Balance
	Sheet		Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Fair Value	Location	Value	Location	Value	Location	Value
	(In thousands)				(In thousands)
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	Other assets	$—	Other Liabilities	$—	Other Liabilities	$969

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$6	Other assets	$1,821	Other Liabilities	$8,290	Other Liabilities	$10,217
Foreign exchange contracts	Other assets	—	Other assets	2,264	Other Liabilities	—	Other Liabilities	—

Total		$6		$4,085		$8,290		$10,217

Total derivatives		$6		$4,085		$8,290		$11,186
     The table below shows the effect of derivative instruments on OCI and the statements of income:

			Location of Gain or (Loss)	Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Reclassified from Accumulated	Reclassified from Accumulated
Derivatives In Statement 133 Cash Flow	Recognized in OCI on Derivative		OCI Into Income (Effective	OCI Into Income (Effective
Hedging Relationships	(Effective Portion)		Portion)	Portion)
	2009	2008		2009	2008
	(In Thousands)			(In Thousands)
Interest rate contracts	$—	$414	Interest Expense	$5	$1,528

		Amount of Gain or (Loss)
		Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Location of Gain or (Loss)	2009	2008
Instruments under Statement 133	Recognized in Income on Derivatives	(In Thousands)
Interest rate contracts	Derivative gain (loss)	$(430)	$(2,932)
Foreign exchange contracts		—	1,976
Interest rate contracts	Gain on sale of loans	5	(14)

Total		$(425)	$(970)

     Ineffectiveness related to the interest rate contracts was immaterial in 2009 and 2008.
Note 14 — Industry Segment Information
     We have three principal business segments, two of which (commercial banking and commercial finance) provide a broad range of banking products and services, including commercial banking, franchise finance, and consumer mortgage products and services. Our third segment is a portfolio of liquidating home equity loans.
     Our other segment primarily includes the parent company, unsold portions of businesses in which we no longer engage, and eliminations.
     The accounting policies of each segment are the same as those described in Note 1 — “Accounting Policies, Management Judgments and Accounting Estimates.”

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
	(Dollars in thousands)
For the Three Months Ended March 31, 2009
Net interest income	$24,382	$13,130	$8,279	$(15,685)	$ 30,106
Intersegment interest	(1,944)	(7,849)	(3,581)	13,374	—
Provision for loan and lease losses	(37,608)	(5,531)	(20,863)		(64,002)
Other revenue	4,499	678	(14,594)	(1,179)	(10,596)
Intersegment revenues	—	—	9	(9)	—

Total net revenues	(10,671)	428	(30,750)	(3,499)	(31,583)
Other expense	22,977	3,202	11,403	6,912	44,494
Intersegment expenses	1,002	178	308	(1,488)	—

Income (loss) before taxes	(34,650)	(2,952)	(42,461)	(8,923)	(88,986)

Income taxes					4,847

Net income (loss)					$ (93,833)

Assets at March 31, 2009	$2,745,688	$676,644	$351,214	$255,578	$4,029,124

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
	(Dollars in thousands)
For the Three Months Ended March 31, 2008
Net interest income	$31,583	$25,539	$28,005	$(20,692)	$ 64,435
Intersegment interest	(3,761)	(11,599)	(4,624)	19,984	—
Provision for loan and lease losses	(6,580)	(4,656)	(33,285)	1	(44,520)
Other revenue	4,667	6,288	(2,960)	(12,451)	(4,456)
Intersegment revenues	—	—	42	(42)	—

Total net revenues	25,909	15,572	(12,822)	(13,200)	15,459
Other expense	23,594	7,681	13,419	7,260	51,954
Intersegment expenses	1,037	446	592	(2,075)	—

Income (loss) before taxes	1,278	7,445	(26,833)	(18,385)	(36,495)

Income taxes					(14,329)

Net income (loss)					$ (22,166)

Assets at March 31, 2008	$3,088,222	$1,281,596	$1,411,521	$275,728	$6,057,067

Note 15 — Commitments and Contingencies
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
     Irwin Union Bank and Trust Company is also a defendant, along with Community, in an individual action (Chatfield v. Irwin Union Bank and Trust Company, et al.) filed on September 9, 2004 in the Circuit Court of Frederick County, Maryland, later removed to the United States District Court for the District of Maryland, and subsequently consolidated with Hobson and Kossler in the United States District Court for the Western District of Pennsylvania. The lawsuit involves a mortgage loan Irwin Union Bank purchased from Community. The suit alleges that the plaintiffs did not receive disclosures required under HOEPA and TILA and that the loan violated Maryland law because plaintiffs were allegedly charged or contracted for a prepayment penalty fee. In October 2008, the parties agreed to settle this lawsuit for a nonmaterial amount. The settlement was subject to approval by the United States Bankruptcy Court for the District of Maryland, which granted approval in April 2009.
     Under the loan purchase agreements between Irwin and Community, Irwin has the right to demand repurchase of the mortgage loans and to seek indemnification from Community for the claims in these lawsuits. On September 17, 2004, Irwin made a demand for indemnification. Community denied this request as premature. On January 14, 2009, Irwin sued Community’s successor, PNC Bank, National Association (“PNC”), for indemnification and Irwin’s defense costs in an action for breach of contract, specific performance and declaratory relief in the United States District Court for the Northern District of California. In April 2009, arbitration was initiated in which Irwin seeks a determination of its right to indemnification and defense from PNC.
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
EverBank v. Irwin Mortgage Corporation and Irwin Union Bank -and Trust Company—Demand for Arbitration
     On March 25, 2009, Irwin Mortgage Corporation, our indirect subsidiary, and Irwin Union Bank and Trust Company, our direct subsidiary, received an arbitration demand (“Demand”) from EverBank for administration by the American Arbitration Association, claiming damages for alleged breach of an “Agreement for Purchase and Sale of Servicing” (the “Agreement”) under which Irwin Mortgage is alleged to have sold the servicing of certain mortgage loans to EverBank. The Demand also alleges that Irwin Union Bank and Trust is the guarantor of Irwin Mortgage’s obligations under the Agreement, and that the Agreement was amended November 1, 2006 to include additional loans. According to the Demand, Irwin Mortgage and Irwin Union Bank and Trust allegedly breached certain warranties and covenants under the Agreement by failing to repurchase certain loans and failing to indemnify EverBank after EverBank had demanded repurchase. The Demand sets forth several claims based on legal theories of breach of warranty, breach of the covenant of good faith and fair dealing, promissory estoppel, specific performance and unjust enrichment, and requests damages, penalties, interest, attorneys’ fees, costs, and other appropriate relief to be granted by the arbitration panel. The Demand also states that, as a result of Irwin Mortgage’s alleged failure to repurchase loans, EverBank has allegedly incurred and continues to incur damages that it claims could exceed $10,000,000. The Company has established a reserve it deems appropriate for resolution of all open repurchase issues with EverBank. Irwin Mortgage and Irwin Union Bank and Trust intend to vigorously defend this matter and in April 2009 filed an answer and counter-claims to the Demand.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Strategy
     Irwin Financial is in the midst of a strategic restructuring to position us to weather the current economic crisis and prosper and grow in the recovery when it comes. Going forward, our strategy is to focus on our roots as a small business lender and local community bank, building on our 137-year history. When the restructuring is complete, we will have two segments: commercial banking and franchise finance, down from four segments two years ago. Please see our 2008 Annual Report on Form 10-K for a complete discussion of our restructuring process, including our capital plan.
     We have completed all but one of the steps in our restructuring process: raising additional capital. The Corporation has commitments for $34 million of investment in common stock from Cummins, Inc, and a group of other investors including William I. Miller (our CEO) conditioned on our capital plan being acceptable to our regulators, as indicated by approval of an investment by the U.S. Government in us. These investment commitments have been extended through July 31, 2009.
     We have not yet commenced our planned rights offering for a variety of reasons, including adverse market conditions for almost all financial institutions and our inability to date to participate in the government’s capital assistance programs. We intend to continue to pursue our capital raising efforts. However, at present, the market for new capital for banks such as ours is limited and uncertain. Accordingly, we cannot be certain of our ability to raise capital on terms that satisfy our goals with respect to our capital ratios. If we are able to raise additional capital, it would likely be on terms that are substantially dilutive to current shareholders.
     We have submitted to the Department of the Treasury and the banking agencies a proposed modification to the current capital programs developed under the Emergency Economic Stabilization Act of 2008 (the “EESA”). Our proposal provides that depository institutions be eligible to receive capital from the Treasury if they are determined to be viable upon receipt of a combination of (i) such capital from the Treasury and (ii) a private sector investment that is at least equal to one-third of such capital. We believe this proposed modification would provide the following benefits: (i) significant savings to the FDIC, and ultimately taxpayers; (ii) encouraging private investment in the banking industry; (iii) increased lending throughout the country, particularly to small businesses and in areas outside of major urban centers; (iv) a reduction in bank failures, thereby increasing confidence in the banking system; (v) establishing an equitable approach for all banks regardless of size, thereby carrying out the anti-discrimination mandate of EESA and (vi) significantly contributing to the multi-front approach that federal agencies are taking to restore confidence and stability to our economy. We have no indication, however, whether the Treasury will consider or adopt our proposed modification or whether it will be in the form we propose. Even if the modification is adopted, it is possible that we would not receive capital assistance.
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
Outlook
     The purpose of our strategic restructuring is to provide a basis for the return to profitability. Our ability to achieve this goal is, however, uncertain. It appears that the banking industry and the economy as a whole are in the midst of the most significant stress and upheaval in decades. At this point, we expect continued price pressure in residential and commercial real estate as well as rising unemployment and lower demand for our commercial customers’ products to continue to cause an elevated failure by our borrowers to pay their loan obligations. As a result, there will be continued stress , which combined with the Corporation’s specific issues, will likely prevent the Corporation from becoming profitable at least until some economic recovery begins to take hold.
Critical Accounting Policies
     Accounting estimates are an integral part of our financial statements and are based upon our current judgments. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ from our current judgments or that our use of different assumptions could result in materially different estimates. Our Annual Report on Form 10-K for the year ended 2008 provides a description of the critical accounting policies we apply to material financial statement items, all of which require the use of accounting estimates and/or judgment.
Consolidated Overview

	For the Three Months Ended
	March 31,
	2009	2008	% Change
Net loss (in thousands)	$(93,833)	$(22,166)	(265)%
Basic earnings per share	(3.17)	(0.76)	(261)
Diluted earnings per share	(3.17)	(0.77)	(256)
Return on average equity	(458.5)%	(20.0)%	(1,877)
Return on average assets	(8.0)%	(1.5)%	(360)
Consolidated Income Statement Analysis

Net Loss
     We recorded a net loss of $94 million for the three months ended March 31, 2009, compared to a net loss of $22 million for the three months ended March 31, 2008. Net loss per share (diluted) was $3.17 for the quarter ended March 31, 2009, compared to net loss per share (diluted) of $0.77 for the first quarter of 2008. The decrease in 2009 earnings relates primarily to significant provisioning for loan losses, particularly in our home equity and commercial banking segments and the inability to recognize tax benefits arising from the losses. In addition, we are experiencing a reduction in our net interest income due to our smaller loan portfolio and decreased net interest margin.
Net Interest Income
     Net interest income for the three months ended March 31, 2009 totaled $30 million, down 53% from the first quarter 2008 net interest income of $64 million. This decline is driven by lower portfolio balances and reduced net interest margins. Net interest margin for the three months ended March 31, 2009 was 2.76% down compared to 4.44% for the same period in 2008. The decline in margin in the first quarter of 2009 primarily relates to our cost of funds which has not declined as much as our yield on loans. This principally reflects slower repricing of liability rates in the declining rate environment and the cost of securitizing the majority of the remainder of our home equity portfolio in the third quarter of 2008. The following table shows our daily average consolidated balance sheet and interest rates at the dates indicated:

	For the Three Months Ended March 31,
	2009			2008
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$24,187	$101	1.69%	$42,644	$466	4.40%
Federal funds sold	—	—	—	5,538	38	2.76%
Residual interests	9,111	23	1.02%	11,722	275	9.44%
Investment securities	108,408	1,201	4.49%	139,215	1,823	5.27%
Loans held for sale	803,480	21,643	10.92%	9,112	166	7.33%
Loans and leases, net of unearned income(1)	3,470,780	55,503	6.49%	5,624,289	117,322	8.39%

Total interest earning assets	4,415,966	$78,471	7.21%	5,832,520	$120,090	8.28%
Noninterest-earning assets:
Cash and due from banks	199,656			78,666
Premises and equipment, net	32,172			38,172
Other assets	268,058			254,725
Less allowance for loan and lease losses	(136,983)			(149,299)

Total assets	$4,778,869			$6,054,784

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$360,391	$411	0.46%	$319,110	$1,271	1.60%
Money market savings	449,298	823	0.74%	1,042,507	7,593	2.93%
Regular savings	132,169	653	2.00%	116,275	526	1.82%
Time deposits	1,821,483	17,003	3.79%	1,656,355	19,548	4.75%
Other borrowings	366,635	4,310	4.77%	643,544	7,236	4.52%
Collateralized debt	894,020	21,270	9.65%	1,213,801	15,170	5.03%
Other long-term debt	233,868	3,895	6.75%	233,871	4,311	7.41%

Total interest-bearing liabilities	$4,257,864	$48,365	4.61%	$5,225,463	$55,655	4.28%
Noninterest-bearing liabilities:
Demand deposits	312,585			299,915
Other liabilities	125,415			78,454
Shareholders’ equity	83,005			450,952

Total liabilities and shareholders’ equity	$4,778,869			$6,054,784

Net interest income		$30,106			$64,435

Net interest income to average interest earning assets			2.76%			4.44%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended March 31, 2009 was $64 million, compared to $45 million for the same period in 2008. The increase in our provision reflects continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated. In addition, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default. More information on this subject is contained in the section on “Credit Risk.”
Noninterest Income
     Noninterest loss during the first quarter of 2009 totaled $10.6 million, compared to a loss of $4.5 million for the first three months of 2008. The 2009 decline is primarily a result of three factors. First, a $12 million lower of cost or market adjustment was recorded with respect to our home equity loans held for sale portfolio. Second, a $7 million loss related to the mortgage servicing asset sale was recorded by the home equity line of business during the first quarter of 2009. Lastly, a $13 million other-than-temporary impairment (OTTI) charge was recorded during the first quarter of 2008. Details related to these fluctuations are discussed later in the “home equity” and “parent and other” sections of this report.
Noninterest Expense
     Noninterest expenses for the three months ended March 31, 2009 totaled $44 million, down from $52 million for the same period in 2008 due primarily to reduction in personnel costs related to our restructuring initiatives.
Income Tax Provision
     Income tax expense for the three months ended March 31, 2009 totaled $4.8 million, compared to a benefit of $14 million during the same period in 2008. The 2009 expense included a $39 million addition to a valuation allowance to reduce our deferred tax asset to an amount that is likely to be realized. We evaluate the realizability of our deferred tax asset quarterly. SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Our recent losses have triggered an increase to our deferred tax asset balance.
     We provided a valuation allowance for all of our deferred tax assets that could not be realized through carrybacks and reversals of existing temporary differences. Despite being in a cumulative loss position in light of recent operations, we believe that as of March 31, 2009 approximately $107 million of our deferred tax asset was realizable due to the ability to apply net operating loss carrybacks to recover taxes paid in fiscal years 2005 and 2006 and due to reversal of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment as to whether realization of these assets is more likely than not.
Consolidated Balance Sheet Analysis
     Total assets at March 31, 2009 were $4.0 billion, down 18% from December 31, 2008. Average assets for the first quarter of 2009 were $4.8 billion, down 14% from the average assets for the year 2008.
Residual Interests
     When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank and loan participations through our franchise channel. At March 31, 2009 we held residual interests with a fair value of $9 million, relatively unchanged from year end 2008. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates.
Investment Securities
     The following table shows the composition of our investment securities at the dates indicated:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
U.S. Treasury and government obligations	$13,019	$13,054
Obligations of states and political subdivisions	3,200	3,320
Mortgage-backed securities	19,832	20,998
Other	11,750	11,781

Total	47,801	49,153

Federal Home Loan Bank and Federal Reserve Bank stock	56,460	61,056

Total	$104,261	$110,209

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
     At March 31, 2009, we held four mortgage-backed securities acquired over the course of 2006 and 2007 at original issuance at their par values. All of the securities were rated “AA” or “AA+” by S&P at origination. The securities are backed primarily by Alt-A first mortgages and pay interest at variable rates. The average FICO scores on the collateral underlying each of the securities were above 700 at issuance. As home price depreciation accelerated in 2008, delinquencies and foreclosure rates increased and trading in these securities, and others like them, halted. All four securities were first downgraded in April 2008 and have since been downgraded further.
     These securities had an original par value of $26 million and now have an estimated fair value of $3 million at March 31, 2009. The decline in fair value related to these securities is deemed to be other-than-temporary and related principally to credit factors. Accordingly, we have recognized other-than-temporary impairment (OTTI) charges of $23 million since the beginning of 2008. We recorded $13 million of impairment during the first quarter of 2008 and we recorded $0.1 million in the first quarter of 2009. These OTTI adjustments reflect our estimate of fair value for these securities at March 31, 2009. The estimates of fair value were based on estimates of future cash flows and based on assumptions related to discount rates that management believes market participants would use to value similar assets.
     Management uses two principal fair value methodologies with respect to our securities portfolio i) price quotations from dealers in the securities we own and ii) cash flow modeling using assumptions provided by dealers in the securities, including estimates of future defaults on the underlying collateral, assumptions of loss ratios for defaults and appropriate discount rates for the securities. Management reviews the price information from the dealers on a monthly basis, comparing that pricing information to actual cash flows received on the securities.
     Management reviews actual trading activity provided by secondary market participants, including dealers, to determine if a security is illiquid. If the security is actively traded and price quotes attained from the dealer(s) are consistent with traded prices, then we utilize the quoted price. When a security has not traded actively, a condition experienced on many of the company’s securities throughout 2008 and 2009, management utilizes cash flow modeling, supplemented by collateral performance information as provided by dealers.
Loans Held For Sale
     Loans held for sale totaled $149 million at March 31, 2009, a decrease from a balance of $841 million at December 31, 2008. The decrease relates to the derecognition of $661 million of home equity loans during the first quarter. This derecognition was the result of meeting all of the requirements for sale accounting under SFAS 140.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States. We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$1,752,387	$1,862,877
Real estate-construction & land development	429,156	466,598
Real estate-mortgage	488,497	523,837
Consumer	21,995	24,022
Commercial financing
Franchise financing	919,657	922,429
Domestic leasing	10,380	11,305
Unearned income
Franchise financing	(289,429)	(297,600)
Domestic leasing	(1,121)	(1,420)

Total	$3,331,522	$3,512,048

Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	March 31,	March 31,
	2009	2008
	And the Three	And the Three
	Months Then Ended	Months Then Ended
	(Dollars in thousands)
Balance at beginning of year	$137,015	$144,855
Provision for loan and lease losses	64,002	44,520
Charge-offs	(46,453)	(31,794)
Recoveries	839	1,607
Reduction due to reclassification to loans and leases held for sale	—	(461)
Foreign currency adjustment	—	(129)

Balance at end of period	$155,403	$158,598

     More information on this subject is contained in the section on “Credit Risk” and in the line of business discussions.
Deposits
     Total deposits for the first quarter of 2009 averaged $3.1 billion, down from average deposits for the year 2008 of $3.4 billion. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding from time to time to supplement deposits solicited through branches and other wholesale funding sources. At March 31, 2009, institutional broker-sourced deposits totaled $0.9 billion, relatively unchanged from December 31, 2008. Due to capital levels, neither of our depository subsidiaries can issue brokered deposits.
Other Borrowings
     Other borrowings during the first quarter of 2009 averaged $367 million compared to an average of $527 million for the year 2008. Other borrowings totaled $338 million at March 31, 2009 compared to $512 million at December 31, 2008.
     Federal Home Loan Bank borrowings averaged $367 million for the quarter ended March 31, 2009, with an average rate of 4.75% and the balance at March 31, 2009 was $338 million at an interest rate of 5.03%. The maximum outstanding during any month end during 2009 was $371 million. Federal Home Loan Bank borrowings averaged $487 million for the year ended December 31, 2008, with an average rate of 4.45%. The balance at December 31, 2008 was $487 million at an interest rate of 4.67%. The maximum outstanding during any month end during 2008 was $604 million.
Collateralized and Other Long-Term Debt
     Collateralized borrowings totaled $0.2 billion at March 31, 2009, a decrease of $0.7 billion from the balance of $0.9 billion at December 31, 2008. We were able to remove the bulk of these borrowings and the collateralized lines from our balance sheet when we derecognized all of our loans collateralizing the debt. The collateralized debt on our balance sheet is from securitizations structured as secured financings of home equity loans that resulted in loans remaining as assets and debt recorded on our balance sheet (although to meet the structuring needs of the securitization trusts, the loans have been legally separated and sold to the trusts). This securitization debt provides us with match-term funding for these loans and leases with the debt being extinguished through pay-downs of the loans.
     Other long-term debt totaled $234 million at March 31, 2009 and December 31, 2008. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at March 31, 2009. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. The subordinated debentures held by the trusts are disclosed on the balance sheet as “other long-term debt.”
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
     The table below reflects the outstanding principal balance of loans repurchased or settled over the past nine quarters and reflects the origination vintage of each resolved loan. The bottom of the table also shows the portion of the resolved loans that relate to factors other than early payment defaults (EPDs). In the first quarter of 2009, we settled one account with a principal balance of $0.3 million. Negotiations are ongoing with parties to which we continue to have pending and contingent repurchase risk.

Repurchase Analysis

	2007	2008	1Q 2009	Total
Vintage	Millions
Pre-2002	$0.3	$0.4	$—	$0.7
2002	1.0	0.1		1.1
2003	1.0	1.2		2.2
2004	0.5	1.8		2.3
2005	5.5	2.7	0.3	8.5
2006	17.9	3.7		21.6
2007	1.1	0.7		1.8

Totals	$27.3	$10.6	$0.3	$38.2

Non-EPD	48%	99%	100%	62%
Capital
     Shareholders’ equity averaged $83 million during the first quarter of 2009, compared to an average of $324 million for the year 2008. Shareholders’ equity balance of $17 million at March 31, 2009 represented $0.09 per common share, compared to $3.26 per common share at December 31, 2008.
     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

			To Be Well
			Capitalized Under	For Capital
	Actual		Prompt Corrective	Adequacy
	Amount	Ratio	Action Provisions	Purposes
As of March 31, 2009	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$61,280	1.5%	N/A	8.0%
Irwin Union Bank and Trust	284,989	8.7	10.0%	8.0
Irwin Union Bank, F.S.B.	53,366	11.0	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	30,640	0.8	N/A	4.0
Irwin Union Bank and Trust	212,508	6.5	6.0	4.0
Irwin Union Bank, F.S.B.	47,318	9.8	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	30,640	0.6	N/A	4.0
Irwin Union Bank and Trust	212,508	5.0	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	47,318	8.8	5.0	4.0

As of December 31, 2008	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$309,726	6.6%	N/A	8.0%
Irwin Union Bank and Trust	385,136	9.3	10.0%	8.0
Irwin Union Bank, F.S.B.	57,232	11.2	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	154,863	3.3	N/A	4.0
Irwin Union Bank and Trust	302,397	7.3	6.0	4.0
Irwin Union Bank, F.S.B.	50,839	9.9	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	154,863	3.1	N/A	4.0
Irwin Union Bank and Trust	302,397	6.7	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	50,839	8.2	5.0	4.0
     At March 31, 2009, our holding company, Irwin Financial Corporation, had a total risk-based capital ratio of 1.5 percent, a Tier 1 capital ratio of 0.8 percent, and a leverage ratio of 0.6 percent, which are in the “undercapitalized” range under applicable regulatory capital standards. As a result, the parent company is considered “undercapitalized.”
     The 2009 net loss had a negative compounding effect on our capital. The $94 million net loss reduced our equity capital which also reduced the amount of trust preferred capital that could be included in Tier 1 to $8 million. The trust preferred that was no longer includable in Tier 1 ($190 million) should become Tier 2 eligible capital. However, Tier 2 capital is limited and cannot exceed total Tier 1 capital. At March 31, 2009, we have $30 million of subordinated debt, $190 million of trust preferred securities that if not limited would have qualified as Tier 2 capital. In addition, only $46 million out of a total of $155 million of allowance for loans and lease losses was Tier 2 eligible because the allowance for loan and lease loss includable in Tier 2 is also limited to 1.25% of risk-weighted assets. As a result of these limitations we are only able to include $31 million in our Tier 2 capital.
     Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, had a total risk-based capital ratio of 8.7 percent which is within the “adequately capitalized” range, and a Tier 1 capital ratio of 6.5 percent and a leverage ratio of 5.0 percent, which are in the “well capitalized” range under applicable regulatory capital standards. As a result, Irwin Union Bank and Trust Company is considered “adequately capitalized.”
     In connection with the October 10, 2008 supervisory agreement with the Office of Thrift Supervision, we are required to maintain a minimum total risk-based capital ratio of 11 percent and a core capital ratio of 9 percent at Irwin Union Bank, F.S.B. Irwin Union Bank, F.S.B. had a total risk-based capital ratio of 11.0 percent, a Tier 1 capital ratio of 9.8 percent, and a core capital ratio of 8.8 percent at

March 31, 2009. Our core capital ratio fell below the 9 percent minimum requirement at March 31, 2009. We have submitted a business plan to the Office of Thrift Supervision to achieve the 9 percent criterion within a time frame to be agreed upon. We are revising our plan based on feedback from our regulator. Once our business plan is accepted, we anticipate being able to come back into compliance within the agreed upon time frame. However, despite meeting the statutory requirements for a well-capitalized thrift, as a result of the supervisory agreement with the Office of Thrift Supervision, Irwin Union Bank, F.S.B. is considered “adequately capitalized.” The existence of a capital requirement for the thrift in a supervisory agreement precludes our thrift from being considered “well capitalized” regardless of the amount of capital held.
     As discussed under “Strategy”, we are engaged in a restructuring to enhance our capital ratios, including raising additional capital, and a possible exchange of certain trust preferred stock for common shares.
Cash Flow Analysis
     Our cash and cash equivalents increased $38 million during the first quarter of 2009 compared to a increase of $25 million during the same period in 2008. Cash flows from operating activities provided $18 million in cash and cash equivalents in the first quarter of 2009 compared to the first quarter of 2008 when our operations provided $88 million in cash and cash equivalents. This reduction was driven primarily by our net loss for the quarter and by reduced loan sales.
Earnings by Line of Business
     Irwin Financial Corporation is composed of three principal lines of business:
•	Commercial Banking

•	Commercial Finance

•	Home Equity
     The following table summarizes our results by line of business for the periods indicated:

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands)
Pretax results:
Commercial Banking	$(34,650)	$1,278
Commercial Finance	(2,952)	7,445
Home Equity	(42,461)	(26,834)
Other (including consolidating entries)	(8,923)	(18,385)

Net loss before taxes	(88,986)	(36,496)

Income tax provision (benefit)	4,847	(14,330)

Net loss	$(93,833)	$(22,166)

Commercial Banking
     The following table shows selected financial information for our commercial banking line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$34,910	$49,726
Interest expense	(12,472)	(21,904)

Net interest income	22,438	27,822
Provision for loan and lease losses	(37,608)	(6,580)
Other income	4,499	4,667

Total net revenue	(10,671)	25,909
Operating expense	(23,979)	(24,631)

(Loss) income before taxes	(34,650)	1,278

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$2,745,688	$2,870,877
Securities and short-term investments	38,324	39,181
Loans and leases	2,426,532	2,583,067
Allowance for loan and lease losses	(86,622)	(72,598)
Deposits	2,115,455	1,974,086
Shareholder’s equity	187,574	208,093
Daily Averages:
Assets	$2,776,256	$3,011,280
Securities and short-term investments	38,808	38,574
Loans and leases	2,525,417	2,843,182
Allowance for loan and lease losses	(76,934)	(52,592)
Deposits	2,052,568	2,407,206
Shareholder’s equity	205,648	228,261
Shareholder’s equity to assets	7.41%	7.58%
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
     For commercial real estate collateralized loans, terms allow for 20-25 year amortization, but generally with 5-7 year final maturity. Advance rates are generally below 80 percent. Interest rates can be either fixed or variable; if variable, the loans are generally underwritten on a fully-indexed basis at inception.
     For commercial and industrial loans collateralized by equipment, maturity terms are up to 60 months and are fully amortizing. When inventory and receivables serve as collateral, they are typically securing lines of credit that are one year or less. Advance rates on both types of loans are generally below 80 percent. Interest rates can be either fixed or variable; if variable, the loans are generally underwritten on a fully-indexed basis at inception.
     We originate a limited amount of consumer-focused loans in the commercial banking segment. The majority of these loans are Government Sponsored Enterprise (GSE or agency) -conforming first mortgage loans, with terms of up to 360 months. Interest rates can be fixed, variable, or hybrid, and are generally underwritten to meet the purchase guidelines set out by the GSEs. We have not originated Option ARMs or negative amortization loans. We originate home equity lines of credit that are interest-only, consistent with banking industry standards. On adjustable rate loans, we underwrite to the fully-indexed rate. We generally do not hold long-term (e.g., greater than 180 month) consumer mortgage loans
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	March 31,		December 31,
	2009		2008
	Loans	Percent	Loans	Percent
Markets	Outstanding	of Total	Outstanding	of Total
		(Dollars in thousands)

Indianapolis	$403,403	16.6%	$432,034	16.7%
Central and Western Michigan	377,710	15.6	393,528	15.2
Southern Indiana	400,484	16.5	425,529	16.5
Phoenix	392,705	16.2	426,719	16.5
Las Vegas	150,069	6.2	174,502	6.8
Sacramento	103,307	4.3	111,346	4.3
Other	598,854	24.6	619,409	24.0

Total	$2,426,532	100.0%	$2,583,067	100.0%

	Core	Percent	Core	Percent
	Deposits	of Total	Deposits	of Total
Indianapolis	$278,188	15.4%	$249,524	14.0%
Central and Western Michigan	209,755	11.6	209,986	11.8
Southern Indiana	700,397	38.8	672,545	37.8
Phoenix	113,048	6.3	120,284	6.8
Las Vegas	90,863	5.0	96,061	5.4
Sacramento	49,543	2.7	55,568	3.1
Other	362,285	20.2	375,061	21.1

Total	$1,804,079	100.0%	$1,779,029	100.0%

Pretax Results
     Commercial banking net loss before taxes totaled $35 million during the first quarter of 2009, compared to $1 million of income before tax for the same period in 2008. The biggest contributors to this decline were higher loan loss provisions and lower net interest income during the first quarter of 2009 discussed in more detail below.
Net Interest Income

     The following table shows information about net interest income for our commercial banking line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net interest income	$22,438	$27,822
Average interest earning assets	2,566,182	2,973,285
Net interest margin	3.55%	3.76%
     Net interest income was $22 million for the first quarter of 2009, down $5 million compared to the first quarter of 2008. The 2009 decline in net interest income resulted primarily from lower interest margin and from a decrease in our commercial banking interest earning assets. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended March 31, 2009 was 3.55%, compared to 3.76% for the same period in 2008. The decline in 2009 margin reflects competitive conditions, unfavorable repricing of loans and deposits and increases in nonaccrual loans.
Provision for Loan and Lease Losses
     Provision for loan and lease losses increased to $38 million during the first quarter of 2009, compared to a provision of $7 million during the same period in 2008. The increased provision relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, particularly in our Western markets. See further discussion in the “Credit Quality” section later in the document. Realized losses (net charge-offs) in the commercial banking portfolio totaled $24 million in the first quarter of 2009. These losses compare to loan loss provisions of $38 million recorded during the quarter. This difference between charge-offs and provision resulted in an increase to the ratio of allowance for loan losses to total loans to 3.57 percent at March 31, 2009 compared to 2.81 percent at December 31, 2008.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Trust fees	$530	$581
Service charges on deposit accounts	1,036	1,084
Insurance commissions, fees and premiums	468	561
Gain from sales of loans	1,459	601
Loan servicing fees	339	336
Amortization and impairment of servicing assets	(624)	(315)
Brokerage fees	305	370
Other	986	1,449

Total noninterest income	$4,499	$4,667

Operating Expenses
     The following table shows the components of operating expenses for our commercial banking line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$11,123	$14,160
Other expenses	12,856	10,471

Total operating expenses	$23,979	$24,631

Efficiency ratio	89.0%	75.8%
Number of employees at period end(1)	444	514

(1)	On a full time equivalent basis.
     Operating expenses for the three months ended March 31, 2009 totaled $24 million, a decrease of 3% over the same period in 2008. Reduced headcount resulted in a 21.4% reduction in salaries and employees benefits during the quarter compared to the same period a year ago. Other operating expenses were higher primarily due to increased FDIC insurance premiums.
Balance Sheet
     Total assets for the quarter ended March 31, 2009 were $2.7 billion, a decrease from December 31, 2008 balance of $2.9 million. Earning assets for the quarter ended March 31, 2009 averaged $2.6 billion, compared to $2.9 for the year 2008. Average core deposits for the first quarter of 2009 totaled $1.8 billion, a decrease of 1% over average core deposits in the fourth quarter 2008.
Credit Quality
     Several measures of our credit quality continue to deteriorate in 2009, reflecting increased weakness in the regional economies in which we participate. Delinquencies of 30 days or more rose to 4.46 percent from 2.96 percent at December 31, 2008. Approximately 57 percent of our nonperforming loans are related to construction and land development and have been affected by the deteriorating residential housing markets, particularly in the western markets. We undertook an extensive review of each of these loans, including a collateral and guarantor review, and as a result, recorded specific reserves on impaired loans. In addition, we established a “Troubled Asset Group” to workout or dispose of stressed and nonperforming loans. Nonperforming loans have increased 30 percent since December 31, 2008. Specific reserves related to the nonperforming construction and land development loans totaled 12 percent of the principal balance of such loans. In total, charge-offs for the quarter were $24 million, up from $2 million in the first quarter of 2008 As a result, the allowance for loan losses to total loans increased to 3.6 percent at March 31, 2009, compared to 2.8 percent at December 31, 2008. Total nonperforming assets increased $48 million in the first quarter of 2009. Other real estate owned (OREO) increased $9 million compared to the 2008 year-end balance.
The following table shows information about our nonperforming assets and our allowance for loan losses in this line of business:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming loans	$168,939	$129,953
Other real estate owned	22,166	13,377

Total nonperforming assets	$191,105	$143,330

Nonperforming assets to total assets	6.96%	4.99%
Allowance for loan losses	$86,622	$72,598
Allowance for loan losses to total loans	3.57%	2.81%

	Three Months Ended March 31,
	2009	2008
For the Period Ended:
Provision for loan losses	$37,608	$6,580
Net charge-offs	23,584	1,969
Net charge-offs to average loans (annualized)	3.74%	1.36%

Commercial Finance
     The following table shows selected financial information for our commercial finance line of business for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$5,281	$13,940
Provision for loan and lease losses	(5,531)	(4,656)
Noninterest income	678	6,288

Total net revenue	428	15,572
Operating expense	(3,380)	(8,127)

(Loss) income before taxes	(2,952)	7,445

Selected Operating Data:
Net charge-offs	$2,654	$2,736
Net charge-offs to average loans (annualized)	1.62%	0.68%
Net interest margin	3.13%	4.44%
Total funding of loans and leases	$28,017	$142,559

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$676,644	$676,399
Loans and leases	639,487	634,714
Allowance for loan and lease losses	(11,458)	(8,581)
Shareholder’s equity	31,565	33,395
Overview
     We offer loans to owners of franchised restaurants through our banking subsidiary, Irwin Union Bank and Trust, an Indiana state-chartered commercial bank, and its direct subsidiary. We utilize a direct sales force to distribute our franchise finance loans. In the franchise channel, the financing of equipment and real estate is structured as loans. The loan amounts average approximately $500 thousand. In July 2008 we sold nearly all of our equipment lease portfolios in this segment and ceased originating such leases.
Portfolio Characteristics
     The underwriting in our Franchise channel incorporates basic credit proficiencies combined with knowledge of select franchise concepts — principally quick service and casual dining restaurants— to measure the creditworthiness of proposed multi-unit borrowers. The focus is on restaurant concepts that have sound unit economics, low closure rates and brand awareness within specified local, regional or national markets. Loan terms for equipment are generally up to 84 months fully amortizing and up to 180 months on real estate related loans.
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
     The following tables show the geographic composition of our franchise finance loans at the dates shown below:

	March 31,	December 31,
	2009	2008
California	15.1%	14.7%
Texas	10.5	11.0
New York	8.6	9.0
New Jersey	7.8	7.1
All other states	58.0	58.2

Total	100.0%	100.0%

Total Franchise Portfolio in thousands	$661,543	$624,829
     The following table provides yield and delinquency information about the loan portfolio of our franchise finance segment at the dates shown:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Domestic franchise loans	$661,543	$624,829
Weighted average coupon	8.30%	8.95%
Delinquency ratio	3.79	3.65
Pretax Results
     During the three months ended March 31, 2009, the commercial finance line of business incurred a net loss before taxes of $3.0 million, compared to income before taxes of $7.4 million in the same period in the prior year. The 2009 decrease in earnings is attributable primarily to lower net interest income, the absence of loan sales and higher provision for loan and lease losses.
Net Interest Income
     The following table shows information about net interest income for our commercial finance line of business:

	Three Months March 31,
	2009	2008
	(Dollars in thousands)
Net interest income	$5,281	$13,940
Average interest earning assets	684,095	1,261,482
Net interest margin	3.13%	4.44%
     Net interest income was $5 million for the quarter ended March 31, 2009, a decrease of 62% compared to the same period in 2008. The decrease in net interest income resulted primarily from a decrease in portfolio due to the sale of the equipment leasing portfolio in the third quarter of 2008. The total loan and lease portfolio is $0.7 billion at March 31, 2009, a decrease of 46% over March 31, 2008. This line of business originated $28 million in loans and leases during the first quarter of 2009, compared to $143 million during the same period of 2008.
     Net interest margin for the first quarter of 2009 was 3.13% a decline compared to 4.44% in 2008 for the same period. The decreased margin in 2009 is due primarily to a higher concentration of lower yield franchise product compared to the first quarter of 2008.
Provision for Loan and Lease Losses
     The provision for loan and lease losses increased to $5.5 million during the first three months in 2009 compared to $4.7 million for the same period in 2008. The increase in provisioning levels are due to deterioration in the portfolio as evidenced by increases in watch list loans and nonperforming loans.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Gain from sales of loans	$—	$5,829
Derivative losses, net	—	(1,117)
Other	678	1,576

Total noninterest income	$678	$6,288

     Noninterest income during the three months ended March 31, 2009 decreased $5.6 million over the same period in 2008. The 2009 decrease is due primarily to the lack of loan sales in the first quarter of 2009. We did not incur derivative gains or losses in 2009 because we no longer have the Canadian borrowing facilities that we were previously hedging.
Operating Expenses
     The following table shows the components of operating expenses for our commercial finance line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$2,013	$5,134
Other	1,367	2,993

Total operating expenses	$3,380	$8,127

Efficiency ratio	56.72%	38.34%
Number of employees at period end (1)	66	209

(1)	On a full time equivalent basis.
     Operating expenses during the first quarter in 2009 totaled $3.4 million, a decrease of 58% over the same period in 2008. The decreased operating expenses relates to the restructuring in this business including the sale of the majority of our equipment lease portfolio in this segment in 2008.
Credit Quality
     The commercial finance segment had nonperforming loans and leases at March 31, 2009 of $17 million compared to $16 million as of December 31, 2008. Net charge-offs recorded by this line of business totaled $2.7 million for the first quarter of 2009 compared to $2.7 million for the first quarter of 2008. Our allowance for loan and lease losses at March 31, 2009 totaled $11.5 million, representing 1.79% of loans and leases, compared to a balance at December 31, 2008 of $8.6 million, representing 1.35% of loans and leases.
     The following table shows information about our nonperforming loans and leases and our allowance for loan and lease losses in this line of business:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming loans	$16,969	$16,117
Allowance for loan losses	11,458	8,581
Allowance for loan losses to total loans	1.79%	1.35%

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Provision for loan losses	$5,531	$4,656
Net charge-offs	2,654	3,472
Net charge-offs to average loans	1.62%	2.08%

Home Equity Portfolio
     The following table shows selected financial information for the home equity line of business:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$4,698	$23,381
Provision for loan and lease losses	(20,863)	(33,285)
Noninterest income	(14,585)	(2,918)

Total net revenues	(30,758)	(12,822)
Operating expenses	(11,711)	(14,011)

Loss before taxes	(42,461)	(26,833)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$351,214	$1,106,305
Home equity loans and lines of credit(1)	265,258	294,020
Allowance for loan losses	(57,108)	(55,621)
Home equity loans held for sale	111,339	803,688
Mortgage servicing assets	2,310	15,096
Short-term borrowings	87,661	76,701
Collateralized debt	198,223	912,792
Shareholders’ equity	108,436	139,064
Selected Operating Data:
Weighted average coupon rate:
Lines of credit	7.56%	8.12%
Loans	10.62	11.07

(1)	Includes $0.4 billion and $1.1 billion of collateralized loans at March 31, 2009 and December 31, 2008, as part of securitized financings.
     Our home equity line of business historically originated, sold and serviced first mortgages and high loan-to-value home equity loans nationwide. We ceased loan originations in 2008 and sold and/or contracted for subservicing the entirety of our loan servicing portfolio in the first quarter of 2009.
Portfolio
     Although we no longer originate loans through our home equity line of business, we continue to have home equity loans in our portfolio in run off mode. The majority of home equity loans were second mortgages. Our home equity portfolio consists generally of refinance/debt consolidation loans with a maximum combined loan-to-value (CLTV) ratio of 125%. To a more limited extent, the portfolio also contains first mortgages were originated up to an LTV of 110%. The focus was on owner-occupied, prime quality borrowers (with FICO scores generally limited to above 660), with small concentrations of non-owner occupied, second home, and 3-4 unit properties. Full appraisals were required for first mortgages, with automated valuation models (AVMs) allowed for second liens, after 12 months of home ownership.
Pretax Results
     Our home equity lending business recorded a net loss before taxes of $42 million during the three months ended March 31, 2009, compared to a net loss before taxes for the same period in 2008 of $27 million.

Net Revenue
     Net revenue for the three months ended March 31, 2009 totaled $31 million loss, compared to net revenue for the three months ended March 31, 2008 of $13 million loss. The decrease in revenues is primarily a result of lower net interest income due to a shrinking portfolio and reduced net interest margin as well as a lower of cost or market adjustment on our loans held for sale portfolio.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Net interest income	$4,698	$23,381
Provision for loan losses	(20,863)	(33,285)
(Loss) gain on sales of loans	(11,766)	548
Loss on sale of servicing assets	(7,262)	—
Loan servicing fees	2,284	2,163
Amortization and impairment of servicing assets	(3,524)	(3,904)
Derivative losses	(33)	(1)
Other income	5,716	(1,724)

Total net revenue	$(30,750)	$(12,822)

     Net interest income decreased 80% to $5 million for the three months ended March 31, 2009, compared to $23 million for the same period in 2008 due to a shrinking portfolio and reduced net interest margin.
     Provision for loan losses decreased to $21 million during the quarter ended March 31, 2009 compared to $33 million during the same period in 2008. The decrease in provision reflects declining portfolio balances. During the first quarter, the performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses. We expect weakness in this portfolio could continue as long as challenging conditions in the mortgage market persist.
     Included in loss on sales of loans during the first quarter of 2009 was a $12 million lower of cost or market adjustment. This adjustment relates to our home equity loans held for sale portfolio, $0.7 billion of which was derecognized during the quarter. At March 31, 2009 we still have a balance of $0.1 billion of these loans on our balance sheet.
     On March 31, 2009, we sold mortgage servicing rights and platform assets related to certain of our home equity securitizations. In accordance with SFAS 140, this sale enabled us to derecognize $0.7 billion of loans and related assets as well as a similar amount of collateralized debt from our balance sheet during the quarter. This sale of mortgage servicing rights resulted in a net loss on sale of $7 million in the quarter. We also agreed to have the acquirer of those servicing assets subservicing other portions of our portfolio, thus ending our direct servicing operations.
     Loan servicing fees totaled $2 million during the first quarter of 2009 compared to $2 million during the same period in 2008. The servicing portfolio on which we earn separately recorded servicing fees at our home equity lending line of business totaled $0.6 billion and $0.8 billion at March 31, 2009 and 2008, respectively.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value using an independent, third-party valuation or discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At March 31, 2009, net servicing assets totaled $2 million compared to $15 million at December 31, 2008. This decrease relates to the March 31, 2009 sale transaction of mortgage servicing rights. Servicing asset amortization and impairment expense totaled $4 million during the first quarter of 2009, unchanged from the same period in 2008.
Operating Expenses
     The following table shows operating expenses for our home equity lending line of business for the periods indicated:

	Three Months Ended March 31,
	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$3,003	$7,803
Other	8,708	6,208

Total operating expenses	$11,711	$14,011

Number of employees at period end (1)	120	292

(1)	On a full time equivalent basis.
     Operating expenses were $12 million for the three months ended March 31, 2009, compared to $14 million for the same period in 2008. Operating expenses declined in 2009 primarily due to restructuring and other cost cutting initiatives.
Home Equity Servicing and Credit Quality
     In 2008 and the first quarter of 2009, we earned a servicing fee on the outstanding principal balance of the loans securitized. The total portfolio on which we earn a servicing fee or bear credit risk was $1.8 billion at March 31, 2009 unchanged from December 31, 2008. For whole loans sold with servicing retained totaling $0.4 billion at March 31, 2009 and December 31, 2008, respectively, we capitalize servicing fees including rights to future early repayment fees. The servicing asset at March 31, 2009 was $2 million, down from $15 million at December 31, 2008. We are in the process of exiting the servicing business.
     The credit quality of our portfolios continued to decline during the first quarter of 2009, reflecting declining economic conditions, including increases in unemployment. The following table sets forth certain information for our loan portfolio. Delinquency rates on our portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	March 31,	December 31,
	2009	2008
Loan Portfolio	(Dollars in thousands)
Total Loans	$376,597	$1,097,708
30 days past due	11.97%	11.31%
90 days past due	6.54	4.88
     The majority of the loans included in the $0.4 billion of unsold loans are funded through collateralized borrowings, as further explained in Note 9. While the Generally Accepted Accounting Principles (GAAP) treatment of these loans is to present them as “unsold” as they fail “sale” treatment under SFAS 140 (i.e., we have not surrendered complete control of the assets), legally, these loans have been transferred to bankruptcy-remote trusts (“securitization trusts”). These trusts are the issuers of the asset-backed bonds which are shown on our balance sheet as collateralized notes. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. It should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. The representations and warrants we make in selling loans to securitization trusts do not include loan performance based items. This has historically and we believe should continue to limit our loan repurchase risk in this segment.
Parent and Other
     Results at the parent company and other businesses totaled a pretax loss of $9 million for the quarter ended March 31, 2009, compared to a pretax loss of $18 million during the same period in 2008. Included in parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the quarter ended March 31, 2009, we allocated $5.7 million of these expenses to our subsidiaries, compared to $7.7 million during the first quarter of 2008. Subsidiaries also pay fees to the parent to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.
     Losses at the parent company and other entities relate to operating and interest expenses in excess of management fees charged to the lines of business and interest income earned on intracompany loans. Each subsidiary pays taxes to the parent at the statutory rate. The results for the first quarter of 2008 also include a $13 million, other-than-temporary impairment on a portion of our securities portfolio.
Risk Management
     We are engaged in businesses that involve the assumption of risks including:
•	Credit risk

•	Liquidity risk

•	Market risk (including interest rate and foreign exchange risk)

•	Operational risk

•	Compliance risk
     The Board of Directors has primary responsibility for establishing the Corporation’s risk appetite and overseeing its risk management system. Primary responsibility for management of risks within the risk appetite set by the Board of Directors rests with the managers of our business units, who are responsible for establishing and maintaining internal control systems and procedures that are appropriate for their operations. To provide an independent assessment of line management’s risk mitigation procedures, we have established a centralized enterprise-wide risk management function which reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Committee of our Board of Directors. Our Internal Audit function independently audits both risk management activities in the lines of business and the work of the centralized enterprise-wide risk management function.
     Each line of business that assumes risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed.
     Our Chief Executive Officer, Chief Financial Officer, Chief Administrative Officer, the heads of Commercial Banking and Commercial Finance, and Chief Risk Officer (and other key managers, as appropriate) meet on a regularly-scheduled basis as an Enterprise-wide Risk Committee (ERMC), reporting to the Board of Directors’ Risk Committee. Our Chief Risk Officer, who reports directly to the Risk Committee, chairs the ERMC.
     Each of our principal risks is managed directly at the operational level, with oversight and, when appropriate, standardization provided by the ERMC and its subcommittees. The ERMC and its subcommittees oversee all aspects of our credit, market, operational and compliance risks. The ERMC provides senior-level review and enhancement of line manager risk processes and oversight of our risk reporting, surveillance and model parameter changes.
Credit Risk
     The assumption of credit risk is a key source of our earnings. However, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Both of our on-going segments have a Chief Credit Officer (CCO) with expertise specific to the product line and manages credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers, in addition to portfolio level analysis of risk concentrations. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. During the first quarter of 2009, there was a change in CCO of our commercial banking segment; this position is now headed by an individual who was our CCO for this segment from 1999-2004. We perform independent loan review across the Corporation through a centralized function that reports directly to the head of Credit Risk Management who in turn reports to the Chief Risk Officer.

     The allowance for loan and lease losses is an estimate based on our judgment applying the principles of SFAS 5, “Accounting for Contingencies,” SFAS 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” The allowance is maintained at a level we believe is adequate to absorb probable losses inherent in the loan and lease portfolio. We perform an assessment of the adequacy of the allowance at the segment portfolio level no less frequently than on a quarterly basis and through review by a credit reserve subcommittee of the ERMC. Management’s assessment of an appropriate level of allowance for loan and lease losses takes into account trends in non-performing loans as well as a loan-level analysis of expected losses on non-performing loans in our commercial loan portfolio. Additionally, management evaluates trends in more concurrent indicators of default, such as 30- and 60-day delinquency data and changes in performance factors specific to its portfolios. For example, for its commercial banking and franchise portfolio, each defaulted loan is individually evaluated for potential loss.
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
     The significant increase in the provision for loan and lease losses generally resulted from deterioration in asset quality in loans held for investment. As of March 31, 2009, approximately 12% of our loan portfolio consisted of real estate construction and land development and 29% consisted of residential real estate mortgage loans. The performance of these loans have been severely affected by negative trends in real estate markets, and in particular residential home prices. These market trends resulted in observed increases in delinquencies, risk rating migration, roll-rates, watch list loans, non-performing assets, classified loans, and charge-offs for these loan types. Other types of commercial real estate loans (excluding construction and land development loans), which represented an additional 37% of the portfolio, were affected by these price trends to a lesser degree. Reserve levels for other loan types not directly tied to real estate markets, which accounted for the remaining 22% of the portfolio, were mostly unchanged over the period.
     We re-examine the trends in our loan portfolio on a quarterly basis, including the rate at which commercial loans migrate across internal borrower risk ratings, and consumer and home equity loans roll from one delinquency category to the next over a 12-month period. These analyses form the quantitative portion of our SFAS 5 reserve. In addition, management considers a set of factors in establishing qualitative adjustments to the SFAS 5 reserve. These factors incorporate general economic and market trends as well as trends that are specific to our own portfolios. We make qualitative adjustments to our reserve in order to ensure that observed internal and external factors that are expected to have an impact on losses but are not fully reflected in our migration and roll-rate analyses, are included in reserve amounts. Our Consolidated Credit Reserve Oversight Committee reviews and adjusts the amounts assigned to these qualitative factors on a quarterly basis.
     Our consolidated loan loss provision totaled $64 million in the first quarter of 2009 compared to $45 million during the same period in 2008. The increase was driven by a $31 million increase at our commercial banking line of business and a $12 million decrease at our home equity business. The increase at the commercial bank was a result of a significant increase in classified assets, watch list loans and non-performing assets. The increase in non-accruals was primarily related to construction and land development loans in the commercial banking Western markets. The $12 million decrease in home equity provision during the first quarter of 2009 compared to 2008 relates to the reduction in our home equity portfolio. Our home equity loans held for investment portfolio decreased from $1.4 billion at March 31, 2008 to $0.3 billion at March 31, 2009.
     The consolidated allowance for loan and lease losses increased from $137 million at December 31, 2008 to $155 million at March 31, 2009. The commercial bank’s allowance for loan loss increased to $87 million at March 31, 2009 compared to $73 million at December

31, 2008. The commercial bank migration analysis resulted in $12 million of this increase to the allowance at March 31, 2009 compared to December 31, 2008. At March 31, 2009, the consolidated allowance for loan and lease losses was 4.6 percent of outstanding loans and leases compared to 3.9 percent at December 31, 2008. The allowance for loan and lease losses represented 75% of nonperforming loans at March 31, 2009 compared to 81% at December 31, 2008.
     Net charge-offs for the three months ended March 31, 2009 were $46 million, or 5.3 percent of average loans, compared to $30 million, or 2.2 percent of average loans during the same period in 2008. The increase in charge-offs reflects continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated most sharply. In addition, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default.
     Total nonperforming loans and leases at March 31, 2009, were $208 million compared to $168 million at December 31, 2008. Nonperforming loans and leases as a percent of total loans and leases at March 31, 2009 were 6.2%, an increase from 4.8% at December 31, 2008. Total nonperforming assets at March 31, 2009 were $237 million, or 5.9% of total assets compared to nonperforming assets at December 31, 2008 of $220 million, or 4.5% of total assets.
     The following table shows information about our nonperforming assets at the dates shown:

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$21,643	$2,964
Real estate mortgages	—	41
Consumer loans	85	26

	21,728	3,031

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	141,785	124,670
Real estate mortgages	24,930	22,387
Consumer loans	2,417	1,930
Commercial financing:
Franchise financing	14,711	13,814
Domestic leasing	2,258	2,353

	186,101	165,154

Total nonperforming loans and leases	207,829	168,185

Other real estate owned & other	29,315	51,786

Total nonperforming assets	$237,144	$219,971

Nonperforming loans and leases to total loans and leases	6.2%	4.8%

Nonperforming assets to total assets	5.9%	4.5%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”

     The $237 million in nonperforming assets at March 31, 2009 were concentrated at our lines of business as follows (dollars in millions):

		March 31,
		2009
•	Commercial banking	$191
•	Commercial finance	18
•	Home Equity Lending	26
•	Parent and other	2
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At March 31, 2009, the ratio of loans to total deposits was 112 percent. We permanently fund a portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a “clean up call “ or until the loans mature or pay-off. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 101 percent.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds CDs. Core deposits totaled $1.9 billion at March 31, 2009, unchanged from December 31, 2008.
     Non-maturity transaction account deposits are generated by our commercial banking line of business and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At March 31, 2009, these deposit types totaled $1.0 billion, unchanged from December 31, 2008.
     A significant portion of our funding comes from public fund deposits, the majority of which are in the State of Indiana. On March 31, 2009, we had $629 million of public fund deposits, $585 million of which were in Indiana. Irwin Union Bank and Trust must continue to meet the minimum capital standard of the Indiana Department of Financial Institutions in order to continue accepting public funds in Indiana. Of the Indiana public funds, $293 million were in non-maturity operating accounts and $292 million were in certificates of deposits with laddered maturities. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund and, in some cases, by the FDIC. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the banks’ capital ratios through raising additional capital. As with any bank, our bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana beyond those we already hold, which would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.
     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of March 31, 2009, CDs issued directly to customers totaled $0.6 billion, unchanged from December 31, 2008. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.9 billion at March 31, 2009, and had an average remaining life of 13 months, unchanged from December 31, 2008. Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are no longer permitted to accept brokered deposits unless they receive the prior approval of the Federal Deposit Insurance Corporation or return to “well capitalized” status. Although we have applied for such approval for the savings bank and intend to for the bank, either request might not be granted.
     We monitor overall deposit balances daily with particular attention given to larger accounts that have the potential for larger daily fluctuations and which are at greater risk to be withdrawn should there be an industry-wide or bank-specific event that might cause uninsured depositors to be concerned about the safety of their deposits. On a weekly (or more frequent as appropriate) basis we model the expected impact on liquidity from moderate and severe liquidity stress scenarios as one of our tools to ensure that our liquidity is sufficient.
     Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of March 31, 2009, FHLBI borrowings outstanding totaled $0.3 billion, a $0.2 billion decrease from December 31, 2008. We had sufficient collateral pledged to FHLBI at March 31, 2009 to borrow an additional $0.3 billion, if needed.
     At March 31, 2009, the amount of short-term borrowings outstanding on our major credit lines and the total amount of the borrowing lines were as follows:
•	Lines of credit with correspondent banks, including fed funds lines: none outstanding out of $35 million available but not committed

•	Lines of credit with non-correspondent banks: none outstanding
We also maintain collateral at the Federal Reserve Bank that we can borrow against as a contingency funding source. We had sufficient collateral pledged as of March 31, 2009 to support up to $154 million of borrowings.
Market Risk (including Interest Rate and Foreign Exchange Risk)
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.
     Our corporate-level asset-liability management committee (ALMC) oversees the interest rate risk profile of all of our lines of business. and the ALMC monitors the repricing structure of assets, liabilities and off-balance sheet items. It uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. We incorporate many factors into the financial model, including prepayment speeds, prepayment fee income, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, embedded optionality and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly, enhance modeling tools as needed, and, on an approximately annual schedule, have the model validated by internal audit or an out-sourced provider under internal audit’s direction.
     We assume interest rate risk in the form of repricing structure mismatches between our loans and leases and funding sources. We manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging via financial derivatives.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at March 31, 2009. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of March 31, 2009, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be considered in light of the following:
•	The net asset value sensitivities do not necessarily represent the changes in the lines of business’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, or consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.

•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.

•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.

•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from year to year.
Economic Value Change Method

	Present Value at March 31, 2009
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$3,934,603	$3,865,922	$3,798,791	$3,738,190	$3,681,707
Loans held for sale	148,969	147,576	146,264	145,038	143,895
Mortgage servicing rights	1,983	2,203	3,030	4,242	4,992
Interest sensitive financial derivatives	(6,110)	(5,510)	(8,102)	(6,029)	(3,414)

Total interest sensitive assets	4,079,445	4,010,191	3,939,983	3,881,441	3,827,180

Interest Sensitive Liabilities
Deposits	(3,127,639)	(3,081,695)	(3,035,652)	(2,987,937)	(2,940,175)
Short-term borrowings	(400,406)	(392,869)	(384,531)	(376,571)	(368,968)
Long-term debt (1)	(460,843)	(453,479)	(445,408)	(438,393)	(432,108)

Total interest sensitive liabilities	(3,988,888)	(3,928,043)	(3,865,591)	(3,802,901)	(3,741,251)
Net market value as of March 31, 2009	$90,557	$82,148	$74,392	$78,540	$85,929

Change from current	$16,165	$7,756	$—	$4,148	$11,537

Net market value as of December 31, 2008	$75,245	$81,825	$88,492	$100,883	$120,677

Change from current	$(13,247)	$(6,667)	$—	$12,391	$32,185

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at March 31, 2009
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$7,456	$7,239	$7,022	$6,808	$6,603
Loans held for sale	148,969	147,576	146,264	145,038	143,895
Mortgage servicing rights	1,983	2,203	3,030	4,242	4,992
Interest sensitive financial derivatives	(6,110)	(5,510)	(8,102)	(6,029)	(3,414)

Total interest sensitive assets	152,298	151,508	148,214	150,059	152,076

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	(86,049)	(84,836)	(83,651)	(82,495)	(81,359)

Total interest sensitive liabilities	(86,049)	(84,836)	(83,651)	(82,495)	(81,359)
Net market value as of March 31, 2009	$66,249	$66,672	$64,563	$67,564	$70,717

Change from current	$1,686	$2,109	$—	$3,001	$6,154

Net market value as of December 31, 2008	$(33,965)	$(32,891)	$(31,992)	$(28,412)	$(23,845)

Change from current	$(1,973)	$(899)	$—	$3,580	$8,147

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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at March 31, 2009 were $0.5 billion and at December 31, 2008 were $0.6 billion. We had $43 million and $31 million in irrevocable standby letters of credit outstanding at March 31, 2009 and December 31, 2008, respectively.
Derivative Financial Instruments
     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and are marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk. For detail of our derivative activities, see Note 13 of our Consolidated Financial Statements.
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
Regulatory Environment
     The financial services business is highly regulated. Failure to comply with these regulations could result in substantial monetary or other damages that could be material to our financial position as well as significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our banking subsidiaries. Statutes and regulations may change in the future. We cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks, thrifts and mortgage companies by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.
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
Item 4. Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of March 31, 2009.
     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.
Item 1. Legal Proceedings.
     Since the time we filed our Report on Form 10-K for the year ended December 31, 2008, we experienced developments as noted in the litigation described below. For a full description of the litigation, see Note 15, Commitments and Contingencies, in the Notes to the Financial Statements, Part I, Item 1 of this Report.
     Litigation in Connection with Loans Purchased from Community Bank of Northern Virginia (actions against our subsidiary, Irwin Union Bank and Trust Company, in connection with loans it purchased from Community Bank of Northern Virginia (“Community”), filed against or naming Irwin Union Bank as a defendant in 2004 and later consolidated for pre-trial procedures in the United States District Court for the Western District of Pennsylvania, alleging that Community Bank of Northern Virginia engaged in a lending arrangement involving the use of its charter by certain third parties who charged high fees that were not representative of the services rendered and not properly disclosed as to the amount or recipient of the fees; two of the lawsuits seek class action status (Hobson v. Irwin Union Bank and Trust Company and Kossler v. Community Bank of Northern Virginia); another lawsuit is an individual action (Chatfield v. Irwin Union Bank and Trust Company, et al.), which the parties agreed to settle for a nonmaterial amount subject to approval by the Chatfield bankruptcy court).
     Developments: In April 2009, the United States Bankruptcy Court for the District of Maryland approved the Chatfield settlement. That case is now closed. Also in April 2009, arbitration was initiated in which Irwin seeks a determination of its right to indemnification and defense from PNC Bank, National Association (“PNC”), the successor to Community. Irwin had sued PNC in January 2009.
     EverBank v. Irwin Mortgage Corporation and Irwin Union Bank and Trust Company—Demand for Arbitration (arbitration demand by EverBank received March 25, 2009 by Irwin Mortgage Corporation, our indirect subsidiary, and Irwin Union Bank and Trust Company, our direct subsidiary, claiming damages for alleged breach of an agreement under which Irwin Mortgage allegedly sold the servicing of certain mortgage loans to EverBank and allegedly failed to repurchase certain loans and indemnify EverBank after EverBank demanded repurchase; Irwin Union Bank and Trust is alleged to have guaranteed Irwin Mortgage’s obligations).
     Developments: In April 2009 Irwin Mortgage and Irwin Union Bank and Trust filed an answer and counter-claims to EverBank’s arbitration demand.
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

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit

2.1	Asset Purchase Agreement by and among Irwin Financial Corporation, Irwin Mortgage Corporation and Freedom Mortgage Corporation dated as of August 7, 2006. (Incorporated by reference to Exhibits 2.1 and 2.2 of Form 8-K filed October 2, 2006, File No. 001-16691.)

2.2	Asset Purchase Agreement dated as of the 21st day of July, 2008, by and among EQ Acquisitions 2003, Inc., Equilease Financial Services, Inc., Irwin Commercial Finance Corporation, Equipment Finance, and Irwin Union Bank and Trust Company. (Incorporated by reference to Exhibit 2.2 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

2.3	Letter Amendment to Asset Purchase Agreement dated July 21, 2008 by and among Irwin Commercial Finance Corporation, Equipment Finance, Irwin Union Bank and Trust Company, EQ Acquisitions 2003, Inc., and Equilease Financial Services, Inc. dated July 30, 2008. (Incorporated by reference to Exhibit 2.3 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

2.4	Asset Purchase Agreement dated as of the 23rd day of July, 2008 by and among Roynat Inc. and Irwin Commercial Finance Canada Corporation and Onset Alberta Ltd. and Irwin Union Bank and Trust Company. (Incorporated by reference to Exhibit 2.4 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

2.5	Amended and Restated Asset Purchase Agreement dated as of July 31, 2008 among Roosevelt Management Company LLC, Navigator Mortgage Loan Trust 2008, Wells Fargo Bank, N.A. and Irwin Union bank and Trust Company. (Incorporated by reference to Exhibit 2.5 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

2.6	Asset Purchase Agreement dated as of the 31st day of March, 2009 by and among Green Tree Servicing LLC, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation.

3.1	Restated Articles of Incorporation of Irwin Financial Corporation, as amended November 3, 2008. (Incorporated by reference to Exhibit 3.1 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

3.2	Code of By-laws of Irwin Financial Corporation, as amended November 28, 2007. (Incorporated by reference to Exhibit 3.2 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference to Exhibit 4.1 of Form 10-K filed March 9, 2007, File No. 001-16691.)

4.2	Certain instruments defining the rights of the holders of long-term debt of Irwin Financial Corporation and certain of its subsidiaries, none of which authorize a total amount of indebtedness in excess of 10% of the total assets of the Corporation and its subsidiaries on a consolidated basis, have not been filed as Exhibits. The Corporation hereby agrees to furnish a copy of any of these agreements to the Commission upon request.

4.3	Rights Agreement, dated as of March 1, 2001, between Irwin Financial Corporation and Irwin Union Bank and Trust. (Incorporated by reference to Exhibit 4.1 of Form 8-A filed March 2, 2001, File No. 000-06835.)

4.4	Appointment of Successor Rights Agent dated as of May 11, 2001 between Irwin Financial Corporation and National City Bank. (Incorporated by reference to Exhibit 4.5 of Form S-8 filed on September 7, 2001, File No. 333-69156.)

10.1	*Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10 of Form 10-Q Report for quarter ended September 30, 1997, and filed August 12, 1997, File No. 000-06835.)

10.2	*Amendment Number One to Irwin Financial Corporation 1997 Stock Option Plan. (Incorporated by reference to Exhibit 10(l) to Form 10-K405 Report for the period ended December 31, 1997, filed March 30, 1998, File No. 000-06835.)

10.3	*Irwin Union Bank and Trust Company Business Development Board Compensation Program. (Incorporated by reference to Form S-8 filed on July 19, 2000, File No. 333-41740.)

10.4	*Irwin Union Bank and Trust Company Business Development Board Compensation Program as amended November 28, 2006. (Incorporated by reference to Exhibit 10.4 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.5	*Irwin Financial Corporation Amended and Restated 2001 Stock Plan, as amended and restated May 10, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed May 16, 2007, File No. 001-16691.)

10.6	*Amendment Number One to the Irwin Financial Corporation Amended and Restated 2001 Stock Plan. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed February 11, 2008, File No. 001-16691.)

10.7	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement and Notice of Stock Option Grant. (Incorporated by reference to Exhibit 99.1 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.8	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement and Notice of Restricted Stock Award. (Incorporated by reference to Exhibit 99.2 of the Corporation’s 8-K Current Report, filed May 9, 2005, File No. 001-16691.)

10.9	*Irwin Financial Corporation 2001 Stock Plan Form of Stock Option Agreement (Canada) (Incorporated by reference to Exhibit 10.8 of the Corporation’s 10-Q Report for the quarter ended September 30, 2005, File No. 001-16691.)

10.10	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Agreement (with Performance Criteria) and Notice of Restricted Stock Award with Performance Criteria. (Incorporated by reference to Exhibit 99.2 of Form 8-K, filed May 16, 2007, File No. 001-16691.)

10.11	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (with Performance Criteria) and Notice of Restricted Stock Unit Award with Performance Criteria. (Incorporated by reference to Exhibit 10.2 of Form 8-K, filed February 11, 2008, File No. 001-16691.)

10.12	*Irwin Financial Corporation 2001 Stock Plan Form of Restricted Stock Unit Agreement (No Performance Criteria) and Notice of Restricted Stock Unit Award. (Incorporated by reference to Exhibit 10.12 of the Form 10-K Report for the period ended December 31, 2007, filed March 14, 2008, File No. 001-16691.)

10.13	*Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan. (Incorporated by reference to Exhibit 2 of the Corporation’s 2004 Proxy Statement for the Annual Meeting of Shareholders, filed March 18, 2004, File No. 001-16691.)

10.14	*Amendment Number One to the Irwin Financial Corporation 1999 Outside Director Restricted Stock Compensation Plan, as amended December 4, 2008, and effective January 1, 2005. (Incorporated by reference to Exhibit 10.14 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.15	*Employee Stock Purchase Plan III. (Incorporated by reference to Exhibit 10(a) to Form 10-Q Report for the quarter ended September 30, 1999, File No. 000-06835.)

10.16	*Employee Stock Purchase Plan III Amendment One effective September 21, 2001 and Amendment Two effective September 17, 2008. (Incorporated by reference to Exhibit 10.16 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.17	*Irwin Financial Corporation and Affiliates Amended and Restated Short Term Incentive Plan effective May 8, 2008. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.18	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended September 30, 2002, File No. 000-06835.)

10.19	*Irwin Financial Corporation Amended and Restated Supplemental Executive Retirement Plan for [Named Executive], effective January 1, 2005, and as amended December 4, 2008. (Incorporated by reference to Exhibit 10.19 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.20	*Amendment One to the Irwin Financial Corporation Supplemental Executive Retirement Plan for [Named Executive], effective January 1, 2009. (Incorporated by reference to Exhibit 10.20 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.21	*Stock Purchase Agreement by and between Onset Holdings Inc. and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.36 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.22	*Shareholder Agreement Termination Agreement by and between Irwin Commercial Finance Canada Corporation and Irwin International Corporation dated December 23, 2005. (Incorporated by reference to Exhibit 10.37 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.23	*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.24	*Irwin Commercial Finance Corporation 2005 Stock Option Agreement Grant of Option to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.25	*Irwin Commercial Finance Corporation 2005 Notice of Stock Option Grant to Joseph LaLeggia dated December 23, 2005. (Incorporated by reference to Exhibit 10.40 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.26	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)

10.27	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.28	*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)

10.29	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.30	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.31	*Irwin Financial Corporation Amended and Restated 2007 Performance Unit Plan. (Incorporated by reference to Exhibit 10.31 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.32	*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)

10.33	*Amendment to 2005 Stock Option Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 28, 2008. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

10.34	*Letter setting forth the Redemption Agreement between Irwin Commercial Finance Corporation and Joseph R. LaLeggia, dated July 29, 2008. (Incorporated by reference to Exhibit 10.42 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

10.35	*Retention Incentive Agreement by and among Irwin Home Equity Corporation, Irwin Financial Corporation and Jocelyn Martin-Leano dated September 10, 2008. (Incorporated by reference to Exhibit 10.43 of Form 10-Q Report for quarter ended September 30, 2008, and filed November 10, 2008, File No. 001-16691.)

10.36	Standby Purchase Agreement, dated as of October 13, 2008, by and between Irwin Financial Corporation and Cummins Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 2008, File No. 001-16691).

10.37	Written Agreement by and among Irwin Financial Corporation, Irwin Union Bank and Trust Company, the Federal Reserve Bank of Chicago, and the Indiana Department of Financial Institutions, dated October 10, 2008. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2008, File No. 001-16691).

10.38	Supervisory Agreement by and between Irwin Union Bank, F.S.B. and the Office of Thrift Supervision, dated October 10, 2008. (Incorporated by reference to Exhibit 10.3 of Form 8-K filed October 14, 2008, File No. 001-16691).

Exhibit
Number	Description of Exhibit

10.39	Extension of Standby Purchase Agreement between Irwin Financial Corporation and Cummins Inc. dated March 5, 2009. (Incorporated by reference to Exhibit 10.20 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

11.1	Computation of Earnings Per Share is included in the Notes to the Financial Statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: May 8, 2009	IRWIN FINANCIAL CORPORATION

	By:	/s/ Gregory F. Ehlinger GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell JODY A. LITTRELL
CORPORATE CONTROLLER
(Chief Accounting Officer)