Form 10-Q
period 2009-06-30
IRWIN FINANCIAL CORP
filed 2009-08-05
CIK 52617

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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
Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of July 31, 2009, there were outstanding 30,154,088 common shares, no par value, of the Registrant.

FORM 10-Q

PAGE
NO.
About Forward-Looking Statements	3
PART I FINANCIAL INFORMATION
Item 1 Financial Statements	6
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3 Quantitative and Qualitative Disclosures About Market Risk	61
Item 4 Controls and Procedures	61
PART II OTHER INFORMATION
Item 1 Legal Proceedings
Item 1A Risk Factors
Item 2 Unregistered Sales of Equity Securities and Use of Proceeds	62
Item 4 Submission of Matters to a Vote of Security Holders	62
Item 5 Other Information	62
Item 6 Exhibits	63
Signatures	67
EX-2.7
EX-2.8
EX-10.41
EX-10.42
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
     Forward-looking statements are based on management’s expectations, estimates, projections, and assumptions. These statements involve inherent risks and uncertainties that are difficult to predict and are not guarantees of future performance. Words that convey our beliefs, views, expectations, assumptions, estimates, forecasts, outlook and projections or similar language, or that indicate events we believe could, would, should, may or will occur (or will not or might not occur) or are likely (or unlikely) to occur, and similar expressions, are intended to identify forward-looking statements. These may include, among other things, statements and assumptions about:
•	transactions involved in our strategic restructuring, including capital raising and deleveraging activities;
•	our plans and strategies, including the expected results or costs and impact of implementing or changing such plans and strategies;
•	our projected revenues, earnings or earnings per share, as well as management’s short-term and long-term performance goals;
•	projected trends or potential changes in asset quality (particularly with regard to loans or other exposures including loan repurchase risk, in sectors in which we deal in real estate or residential mortgage lending), loan delinquencies, charge-offs, reserves, asset valuations, regulatory capital levels, or financial performance measures;
•	the expected effects on the Corporation’s balance sheet, profitability, liquidity, and capital ratios of the strategic restructuring, our proposed shareholder rights offer, the possible private placement of equity, the possible exchange of trust preferred securities for common shares, asset sales undertaken to de-lever the balance sheet, and other elements of the completion of our capital plan;
•	potential litigation developments and the anticipated impact of potential outcomes of pending legal matters;
•	predictions about conditions in the national or regional economies, housing markets, commercial real estate development, industries associated with housing, mortgage markets, franchise restaurant finance or mortgage industry;
•	the anticipated effects on results of operations or financial condition from recent developments or events; and
•	any other projections or expressions that are not historical facts.
     We qualify any forward-looking statements entirely by these and the following cautionary factors.
     Actual future results may differ materially from our forward-looking statements and we qualify all forward-looking statements by various risks and uncertainties we face, as well as the assumptions underlying the statements, including, but not limited to, the following cautionary factors:
•	difficulties in completing our recapitalization plan, including the failure to sufficiently capitalize through our proposed rights offer, possible private placement of equity, or a possible exchange of term, mezzanine debt and/or trust preferred securities for common shares or by other means, the failure of a sufficient number of shareholders to participate in the rights offer or to exercise fully their rights, the failure to satisfy the conditions that require the standby purchasers to exercise fully their subscription privileges, the failure to receive assistance in substantially the form proposed to the U.S. Treasury and banking regulators, the failure to complete in a timely manner anticipated asset sales to de-lever the balance sheet and provide additional liquidity, or the failure to obtain any necessary regulatory approvals;
•	potential further deterioration or effects of general economic conditions, particularly in sectors relating to real estate and/or real estate lending and small business lending;
•	fluctuations in housing prices;

•	potential effects related to the Corporation’s prior decision to suspend the payment of dividends on its common, preferred and trust preferred securities;
•	potential changes in direction, volatility and relative movement (basis risk) of interest rates, which may affect consumer and commercial demand for our products and the management and success of our interest rate risk management strategies;
•	staffing fluctuations in response to product demand or the implementation of corporate strategies that affect our work force and potential associated charges;
•	the relative profitability of our lending and deposit operations;
•	the valuation and management of our portfolios, including the use of external and internal modeling assumptions we embed in the valuation of those portfolios and short-term swings in the valuation of such portfolios;
•	borrowers’ refinancing opportunities, which may affect the prepayment assumptions used in our valuation estimates and which may affect loan demand;
•	unanticipated deterioration in the credit quality or collectability of our loan and lease assets, including deterioration resulting from the effects of natural disasters (including a pandemic);
•	difficulties in accurately estimating any future repurchases of residential mortgage, home equity, or other loans or leases due to alleged violations of representations and warranties we made when selling these loans and leases to the secondary market or in securitizations;
•	unanticipated deterioration or changes in estimates of the carrying value of our other assets, including securities, and reductions in value resulting from changes in ratings by rating agencies;
•	difficulties in delivering products to the secondary market as planned;
•	difficulties in expanding our businesses and obtaining or retaining deposit or other funding sources as needed, including the loss of public fund deposits or any actions that may be taken by the state of Indiana and its political subdivisions;
•	competition from other financial service providers, including companies that have recently purchased our assets, for our staff and customers;
•	changes in the value of our segments, subsidiaries, or companies in which we invest;
•	unanticipated lawsuits or outcomes in litigation;
•	legislative or regulatory changes, including changes in laws, rules or regulations that affect tax, consumer or commercial lending, corporate governance and disclosure requirements, and other laws, rules or regulations affecting the rights and responsibilities of our Corporation, or our state-chartered bank or federal savings bank subsidiary;
•	regulatory actions that impact our Corporation, bank or thrift, including the written agreement the Corporation and its state-chartered bank subsidiary, Irwin Union Bank and Trust Company, entered into with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions on October 10, 2008, and the Stipulation and Consent to the Issuance of an Order to Cease and Desist the Corporation’s federal savings bank subsidiary, Irwin Union Bank, F.S.B., entered into with the Office of Thrift Supervision on July 24, 2009;
•	changes in the interpretation and application of regulatory capital or other rules;
•	the availability of resources to address changes in laws, rules or regulations or to respond to regulatory actions;
•	changes in applicable accounting policies or principles or their application to our business or final audit adjustments, including additional guidance and interpretation on accounting issues and details of the implementation of new accounting methods;

•	the final disposition of the remaining assets and obligations of segments we have exited or are exiting, including the mortgage banking segment, small ticket commercial leasing segment and home equity segment; or governmental changes in monetary, regulatory, or fiscal policies.
     In addition, our past results of operations do not necessarily indicate our future results. We undertake no obligation to update publicly any of these statements in light of future events, except as required in subsequent reports we file with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.
IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Cash and cash equivalents	$192,115	$233,698
Interest-bearing deposits with financial institutions	5,187	26,023
Residual interests	8,656	9,180
Investment securities- held-to-maturity (Fair value: $16,964 June 30, 2009 and $17,300 at December 31, 2008) — Note 2	16,553	17,258
Investment securities- available-for-sale — Note 2	12,172	31,895
Investment securities- other — Note 2	52,717	61,056
Loans held for sale — Note 3	279,015	841,333
Loans and leases, net of unearned income — Note 4	2,723,261	3,512,048
Less: Allowance for loan and lease losses — Note 5	(148,180)	(137,015)

	2,575,081	3,375,033
Servicing assets — Note 6	5,483	18,116
Accounts receivable	23,162	19,706
Accrued interest receivable	10,362	19,673
Premises and equipment	30,012	32,417
Other assets	156,150	228,927

Total assets	$3,366,665	$4,914,315

Liabilities and Shareholders’ Equity:
Deposits
Noninterest-bearing	$342,308	$319,857
Interest-bearing	1,822,551	2,082,809
Certificates of deposit over $100,000	550,832	615,269

	2,715,691	3,017,935
Other borrowings — Note 8	266,703	512,012
Collateralized debt — Note 9	68,940	912,792
Other long-term debt	233,868	233,868
Other liabilities	123,954	127,046

Total liabilities	3,409,156	4,803,653

Commitments and contingencies — Note 15
Shareholders’ equity
Preferred stock, no par value — authorized 4,000,000 shares: Noncumulative perpetual preferred stock - 15,000 issued;	14,441	14,441
Common stock, no par value — authorized 200,000,000 shares; issued 30,038,450 and 29,913,008 as of June 30, 2009 and December 31, 2008; 315,796 and 389,520 shares in treasury as of June 30, 2009 and December 31, 2008, respectively	117,153	116,893
Additional paid-in capital	—	—
Accumulated other comprehensive loss, net of deferred income tax benefit of $4,251 and $5,258 as of June 30, 2009 and December 31, 2008	(10,718)	(7,988)
Retained earnings	(157,236)	(5,079)

	(36,360)	118,267
Less treasury stock, at cost	(6,131)	(7,605)

Total shareholders’ equity — Note 16	(42,491)	110,662

Total liabilities and shareholders’ equity	$3,366,665	$4,914,315

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Three Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$51,095	$109,503
Loans and leases held for sale	906	8
Residual interests	123	195
Investment securities	793	2,035
Federal funds sold	—	161

Total interest income	52,917	111,902

Interest expense:
Deposits	16,750	26,521
Short-term borrowings	3,842	5,926
Collateralized debt	14,140	13,702
Other long-term debt	3,918	3,879

Total interest expense	38,650	50,028

Net interest income	14,267	61,874
Provision for loan and lease losses — Note 5	45,431	157,829

Net interest expense after provision for loan and lease losses	(31,164)	(95,955)
Other income:
Loan servicing fees	1,599	2,833
(Amortization) and (impairment) recovery of servicing assets — Note 6	(466)	1,939
Gain from sales of loans and loans held for sale	115	1,172
Trading losses	(470)	(1,120)
Derivative gains, net	726	3,003
Other than temporary impairment — Note 2	(2,227)	(6,838)
Other	21,768	5,532

	21,045	6,521

Other expense:
Salaries	15,639	20,006
Pension and other employee benefits	2,631	5,966
Office expense	1,828	2,024
Premises and equipment	10,322	5,289
Marketing and development	899	1,207
Professional fees	3,974	3,328
Other	12,825	6,177

	48,118	43,997

Loss before income taxes	(58,237)	(133,431)
Provision for income taxes	(1,079)	(26,699)

Net loss	$(57,158)	$(106,732)

Earnings per share: — Note 12
Basic	$(1.92)	$(3.64)

Diluted	$(1.92)	$(3.64)

Dividends per share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	For the Six Months Ended June 30,
	2009	2008
	(Dollars in thousands, except per share)
Interest income:
Loans and leases	$106,598	$226,846
Loans held for sale	22,549	154
Residual interests	146	469
Investment securities	2,095	4,325
Federal funds sold	—	199

Total interest income	131,388	231,993

Interest expense:
Deposits	35,640	55,459
Short-term borrowings	8,152	13,162
Collateralized debt	35,410	28,873
Other long-term debt	7,813	8,190

Total interest expense	87,015	105,684

Net interest income	44,373	126,309
Provision for loan and lease losses — Note 5	109,433	202,350

Net interest expense after provision for loan and lease losses	(65,060)	(76,041)
Other income:
Loan servicing fees	4,220	5,291
Amortization and impairment of servicing assets — Note 6	(4,614)	(2,280)
(Loss) gain from sales of loans and loans held for sale	(10,221)	8,003
Loss from sale of servicing asset	(7,262)	—
Trading losses	(359)	(2,177)
Derivative gains, net	292	2,046
Other than temporary impaiment — Note 2	(2,333)	(19,995)
Other	30,726	11,177

	10,449	2,065
Other expense:
Salaries	30,004	42,635
Pension and other employee benefits	6,940	13,674
Office expense	3,374	4,235
Premises and equipment	17,142	11,055
Marketing and development	1,877	2,340
Professional fees	5,731	5,426
Other	27,544	16,586

	92,612	95,951

Loss before income taxes	(147,223)	(169,927)
Provision for income taxes	3,768	(41,029)

Net loss	$(150,991)	$(128,898)

Earnings per share: — Note 12
Basic	$(5.08)	$(4.40)

Diluted	$(5.08)	$(4.40)

Dividends per share	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
For the Six Months Ended June 30, 2009, and 2008

			Accumulated Other Comprehensive Income
						Defined	Additional		Perpetual
		Retained	Foreign	Unrealized Gain/Loss		Benefit	Paid in	Common	Treasury	Preferred
	Total	Earnings	Currency	Securities	Derivatives	Plans	Capital	Stock	Stock	Stock
	(Dollars in thousands)
Balance at January 1, 2009	$110,662	$(5,079)	$89	$(1,712)	$(191)	$(6,174)	$—	$116,893	$(7,605)	$14,441
Net loss	(150,991)	(150,991)
Unrealized loss on investment securities	(2,878)			(2,878)
Unrealized loss on derivatives	11				11
Foreign currency adjustment	137		137

Other comprehensive loss	(2,730)

Total comprehensive loss	(153,721)
Stock compensation expense	502						502
Stock:
Purchase of 13,449 shares	(81)								(81)
Sales of 87,173 shares	147	(1,166)					(502)	260	1,555

Balance at June 30, 2009	$(42,491)	$(157,236)	$226	$(4,590)	$(180)	$(6,174)	$—	$117,153	$(6,131)	$14,441

Balance at January 1, 2008	$459,300	$337,524	$9,158	$(1,445)	$(1,576)	$(5,105)	$2,557	$116,542	$(12,796)	$14,441
Net loss	(128,898)	(128,898)
Unrealized loss on investment securities net of $214 tax benefit	(322)			(322)
Unrealized loss on derivatives net of $573 tax benefit	(860)				(860)
Foreign currency adjustment	(1,232)		(1,232)

Other comprehensive loss	(2,414)

Total comprehensive loss	(131,312)
Stock compensation expense	1,356						1,356
Stock:
Purchase of 3,747 shares	(50)								(50)
Sales of 110,159 shares	597						(1,549)	40	2,106

Balance at June 30, 2008	$329,891	$208,626	$7,926	$(1,767)	$(2,436)	$(5,105)	$2,364	$116,582	$(10,740)	$14,441

The accompanying notes are an integral part of the consolidated financial statements.

IRWIN FINANCIAL CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	For the Six Months ended June 30,
	2009	2008
	(Dollars in thousands)
Net loss	$(150,991)	$(128,898)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation, amortization, and accretion, net	8,518	5,291
Other than temporary impairment	2,333	19,995
Amortization and impairment of servicing assets	4,614	2,280
Valuation allowance on deferred taxes	60,133	24,900
Provision for loan and lease losses	109,433	202,350
Loss on sale of mortgage servicing asset	7,262	—
Loss (gain) from sales of loans held for sale	10,221	(8,003)
Originations and purchases of loans held for sale	(129,113)	(116,801)
Proceeds from sales and repayments of loans held for sale	328,149	194,630
Net decrease in residuals	312	3,041
Net (increase) decrease in accounts receivable	(3,456)	5,862
Other, net	(4,027)	(86,343)

Net cash provided by operating activities	243,388	118,304

Investing activities:
Proceeds from maturities/calls of investment securities:
Held-to-maturity	3,634	2,140
Available-for-sale	24,290	2,146
Purchase of investment securities:
Held-to-maturity	(3,134)	(2,004)
Available-for-sale	(99)	(230)
Net decrease in interest-bearing deposits	20,836	1,797
Net decrease in loans, excluding sales	250,973	46,661
Other, net	(248)	(272)

Net cash provided by investing activities	296,252	50,238

Financing activities:
Net (decrease) increase in deposits	(302,244)	179,299
Net decrease in other borrowings	(245,309)	(169,014)
Proceeds from issuance of collateralized debt	—	96,415
Repayments of collateralized debt	(33,759)	(198,154)
Repayments of long term debt	—	(5)
Purchase of treasury stock for employee benefit plans	(81)	(50)
Proceeds from sale of stock for employee benefit plans	147	597

Net cash used by financing activities	(581,246)	(90,912)

Effect of exchange rate changes on cash	23	(471)

Net (decrease) increase in cash and cash equivalents	(41,583)	77,159
Cash and cash equivalents at beginning of period	233,698	78,212

Cash and cash equivalents at end of period	$192,115	$155,371

Supplemental disclosures of cash flow information:
Cash flow during the period:
Interest paid	$85,149	$100,446

Income taxes (received) paid	$(75,747)	$3,545

Noncash transactions:
Derecognition of loans held for sale, other assets and collateralized debt	$793,365	$—

Other real estate owned	$27,013	$6,445

The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 — Summary of Significant Accounting Policies
     Consolidation: Irwin Financial Corporation and its subsidiaries (the Corporation) provide financial services throughout the United States (U.S.). We are engaged in commercial banking and commercial finance, and have a liquidating home equity portfolio. We have exited the mortgage banking segment, our small-ticket equipment leasing portion of the commercial finance segment, and have ceased originating and servicing loans at our home equity segment.
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
     Capital, Liquidity, and Going Concern Considerations: The Corporation has been significantly and negatively impacted by the events and conditions impacting the banking industry. We have been adversely affected by rising unemployment, declining real estate and financial asset prices, and rising losses on loans. These in turn have caused significant losses, reduced our capital materially, and had other follow-on consequences. These events could impact our on-going access to liquidity sources.
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
     During the first half of 2009, the Corporation lost $151 million, due in part to factors noted above and in part to steps it took in its strategic restructuring. This loss and consequent reduction in retained earnings have put pressure on the Corporation’s regulatory capital ratios, not withstanding significant deleveraging which occurred during the first half of the year. We are operating under regulatory agreements with our principal banking regulators including: written agreements the Corporation and Irwin Union Bank and Trust have entered into with the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions on October 10, 2008; and a Stipulation and Consent to the Issuance of an Order to Cease and Desist entered into by Irwin Union Bank, F.S.B. and the Office of Thrift Supervision on July 24, 2009.
     Cumulative losses over the last three years have reached the point where consolidated equity is negative. As a result, none of the Corporation’s Subordinated Debentures, Trust Preferred Securities, or allowance for loan and lease losses (ALLL) count as capital in regulatory capital formulas. However, the Corporation’s depository subsidiaries — Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. — have equity of $157 million and $41 million respectively as of June 30, 2009. Both are considered “adequately capitalized” under current regulatory capital standards. Completion of our recapitalization plan, which includes both raising additional equity and conversion of roughly half our Trust Preferred Securities into common stock, would restore the Corporation to positive equity and both consolidated and Irwin Union Bank and Trust capital ratios to “well capitalized” regulatory standards.
     The current capital ratios and regulatory status of the Corporation and its bank and thrift subsidiaries could have an adverse impact on our liquidity. The Corporation manages liquidity at both the parent and subsidiary levels. The parent company has no external funding facilities which are immediately affected by these capital ratios. The parent company does not fund loan assets, but does require cash for working capital purposes. Neither Irwin Union Bank and Trust nor Irwin Union Bank, F.S.B. is dependent on the parent company for liquidity. A significant source of funding for Irwin Union Bank and Trust Company is public funds, the majority of which are in the State of Indiana. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the bank’s capital ratios through raising additional capital and maintenance of the Banks’ “adequately capitalized” status. As with any bank or thrift, our bank and thrift regulators may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to lose some sources of funding, including, but not limited to becoming ineligible to accept additional public funds in Indiana that are not insured by the FDIC. Existing non-FDIC-insured public funds in Indiana would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute. In addition, we have traditionally used brokered-sourced deposits to supplement our funding. Due to our current capital ratios, we are ineligible to issue these deposits. An ongoing inability to source these funds could put additional pressure on our overall funding and ability to hold or increase our amount of loans or other assets.
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
     Recent Accounting Developments: During the six months ended June 30, 2009, the following accounting pronouncements applicable to the Corporation were issued or became effective:
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
     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim financial statements of publicly traded companies as well as in annual financial statements. The FSP also amends APB opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. In periods after initial adoption, the FSP requires comparative disclosures only for periods ending after initial adoption. The disclosure requirements associated with the adoption of FSP FAS 107-1 are included in this document.
     In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP 115-2”). FSP 115-2 amends the other-than-temporary impairment guidance for debt securities. FSP 115-2 modifies the “intent and ability” indicator for recognizing other-than-temporary impairment, and changes the trigger used to assess the collectability of cash flows from “probable that the investor will be unable to collect all amounts due” to “the entity does not expect to recover the entire amortized cost basis of the security.” FSP 115-2 changes the total amount recognized in earnings when there are credit losses associated with an impaired debt security and management asserts that it does not have the intent to sell the security and it is more likely than not that it will not have to sell the security before recovery of its cost basis. In those situations, impairment shall be separated into (a) the amount representing a credit loss and (b) the amount related to non-credit factors. The amount of impairment related to credit losses shall be recognized in earnings. The credit loss component of an other-than-temporary impairment, representing an increase in credit risk, shall be determined by the reporting entity using its best estimate of the present value of cash flows expected to be collected from the debt security. The amount of impairment related to non-credit factors shall be recognized in other comprehensive income. The previous cost basis less impairment recognized in earnings becomes the new cost basis of the security and shall not be adjusted for subsequent recoveries in fair value. However, the cost basis shall be adjusted for accretion of the difference between the new cost basis and the present value of cash flows expected to be collected (portion of impairment in other comprehensive income). The total other-than-temporary impairment is presented in the consolidated statements of income with a reduction for the amount of the other-than-temporary impairment that is recognized in other comprehensive income, if any. FSP 115-2 requires that the cumulative effect of initial adoption be recorded as an adjustment to the opening balance of retained earnings with a corresponding adjustment to accumulated other comprehensive income. The amortized cost basis of a security for which an other-than-temporary impairment was previously recognized shall be adjusted by the amount of the cumulative effect adjustment before taxes. The difference between the new amortized cost basis and the cash flows expected to be collected shall be accreted as interest income. FSP 115-2 is effective for reporting periods ending after June 15, 2009. The adoption of FSP 115-2 did not have a significant impact on the Corporation’s financial statements.
     In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for an asset or liability have significantly decreased. FSP 157-4 identifies several factors that a reporting entity should evaluate to determine whether there has been a significant decrease in the volume and level of activity for an asset or liability. If the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability in relation to normal market activity, transactions or quoted prices may not be determinative of fair value (for example, there may be increased instances of transactions that are not orderly), further analysis of the transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value in accordance with SFAS 157. FSP 157-4 reiterates that even in circumstances where there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. FSP 157-4 is effective for reporting periods ending after June 15, 2009. Adoption of FSP 157-4 did not have a significant impact on the consolidated financial statements.
     In May 2009, The FASB issued Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for periods ending after June 15, 2009. The adoption of SFAS 165 did not have a significant impact on the consolidated financial statements. The required disclosures are included in Note 17 to these financial statements.

Note 2 — Investment Securities
     The following table shows the composition of our investment securities at June 30, 2009:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)
Held-to-Maturity:
Debt Issued by U.S. Treasury and Other Government Agencies	$12,696	$403	$—	$13,099	$12,696
Debt of States and Political Subdivisions of States	3,200	—	—	3,200	3,200
Residential mortgage-backed securities	657	8	—	665	657

Total Held-to-Maturity	$16,553	$411	$—	$16,964	$16,553

Available-for-Sale:
Other Securities	$3,962	$—	$(33)	$3,929	$3,929
Residential mortgage-backed securities	729	15	—	744	744
Collateralized debt obligations	12,077	—	(4,578)	7,499	7,499

Total Available-for-Sale	$16,768	$15	$(4,611)	$12,172	12,172

Other Securities
FHLB stock					$46,324
Federal Reserve Bank stock					6,393

Total Other Securities					$52,717

     The following table shows the composition of our investment securities at December 31, 2008:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)
Held-to-Maturity:
Debt Issued by U.S. Treasury and Other Government Agencies	$13,054	$266	$—	$13,320	$13,054
Debt of States and Political Subdivisions of States	3,320	—	—	3,320	3,320
Residential mortgage-backed securities	884	—	(224)	660	884

Total Held-to-Maturity	$17,258	$266	$(224)	$17,300	$17,258

Available-for-Sale:
Other Securities	$3,863	$—	$(122)	$3,741	$3,741
Residential mortgage-backed securities	16,426	155	(27)	16,554	16,554
Collateralized debt obligations	14,458	1,639	(4,497)	11,600	11,600

Total Available-for-Sale	$34,747	$1,794	$(4,646)	$31,895	31,895

Other Securities
FHLB stock					$46,324
Federal Reserve Bank stock					14,732

Total Other Securities					$61,056

The following table discloses the maturity of debt securities at June 30, 2009:

		Due after	Due after
		one year	five years
	Due within	through five	through ten	Due after
	one year	years	years	ten years
	(Dollars in thousands)
Held-to-Maturity:
Debt Issued by U.S. Treasury and Other Government Agencies	$5,358	$7,338	$—	$—
Debt of States and Political Subdivisions of States	—	530	90	2,580
Residential mortgage-backed securities	145	—	21	491

Total Book Value of Held-to-Maturity Securities	$5,503	$7,868	$111	$3,071

Total Fair Value of Held-to-Maturity Securities	$5,581	$8,191	$112	$3,080

Available-for-Sale:
Debt of States and Political
Subdivisions of States	$—	$—	$—	$—
Residential mortgage-backed securities	—	—	7	737
Collateralized debt obligations	—	—	—	7,499

Total Fair Value of Available-for-Sale Securities	$—	$—	$7	$8,236

     During the second quarter of 2009, we sold $14 million of available-for-sale debt securities recording a realized gain $0.3 million using a specific identification cost basis methodology. The following table presents the fair value and unrealized losses for certain available-for-sale securities by aging category:

Securities with unrealized losses at June 30, 2009
	less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
(Dollars in thousands)
Residential mortgage-backed securities	$—	$—	$—	$—	$—	$—
Collateralized debt obligations	—	—	6,767	(4,578)	6,767	(4,578)

Total securities with unrealized losses	$—	$—	$6,767	$(4,578)	$6,767	$(4,578)

	Securities with unrealized losses at December 31, 2008
	less than 12 months		12 months or more		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
	value	losses	value	losses	value	losses
	(Dollars in thousands)
Residential mortgage-backed securities	$444	$(2)	$7,152	$(25)	$7,596	$(27)
Collateralized debt obligations	—	—	8,040	(4,497)	8,040	(4,497)
Other securities	—	—	3,741	(122)	3,741	(122)

Total securities with unrealized losses	$444	$(2)	$18,933	$(4,644)	$19,377	$(4,646)

     Impairment is evaluated considering numerous factors, and their relative significance varies case to case. Factors considered include the length of time and extent to which the market value has been less than cost; the financial condition and near-term prospects of the issuer; and the intent and ability to retain the security in order to allow for an anticipated recovery in market value. If, based on the analysis, it is determined that the impairment is other-than-temporary, the security is written down to fair value, and a loss is recognized through earnings. Based on the factors listed above, we do not believe these securities with losses greater than one year are other than temporarily impaired at June 30, 2009.
     At June 30, 2009, we held four mortgage-backed securities acquired over the course of 2006 and 2007 at their par values. All of the securities were rated “AA” or “AA+” by S&P at origination. These securities had an original par value of $26 million and now have an estimated fair value of $0.7 million at June 30, 2009. The decline in fair value related to these securities is deemed to be other-than-temporary and related principally to credit factors. Accordingly, we have recognized other-than-temporary impairment (OTTI) charges of $25 million since the beginning of 2008. We recorded $20 million of impairment during the first half of 2008, $3 million in the second half of 2008, and we recorded $2 million in the first half of 2009. These OTTI adjustments reflect our estimate of fair value for these securities at June 30, 2009. The estimates of fair value were based on estimates of future cash flows and based on assumptions related to discount rates that management believes market participants would use to value similar assets based on input from dealers in these and similar securities.
Note 3 — Loans and Leases Held for Sale
     We had loans and leases held for sale of $279 million at June 30, 2009 compared to $841 million at December 31, 2008. During the second quarter of 2009 we derecognized $109 million of loans that collateralized secured borrowings after selling the related servicing rights and removing all forms of continuing involvement with these loans. Year to date, we have derecognized a total of $762 million of loans from our balance sheet in 2009 and the related debt (see Note 9). The majority of the remaining balance in loans held for sale relates to loans that we intend to sell from our commercial banking segment and our franchise finance segment in the third quarter of 2009 in order to maintain capital ratios while we seek to complete our recapitalization. See Note 16 for further discussion.
Note 4 — Loans and Leases
     Loans and leases are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$1,467,175	$1,862,877
Real estate-construction & land development	353,882	466,598
Real estate-mortgage	456,200	523,837
Consumer	17,800	24,022
Commercial financing
Franchise financing	587,413	922,429
Domestic leasing	8,444	11,305
Unearned income
Franchise financing	(166,713)	(297,600)
Domestic leasing	(940)	(1,420)

Total	$2,723,261	$3,512,048

     At June 30, 2009, mortgage loans and leases held for investment with a carrying value of $0.2 billion were pledged as collateral for bonds payable to investors (see Note 9). We pledged $0.8 billion of loan and loans held for sale as collateral at the Federal Home Loan Bank at June 30, 2009 (see Note 8).
     Commercial loans are extended primarily to businesses in the market areas of our commercial banking branches. To a lesser extent, we also provide consumer loans to the customers in those markets. Real estate loans, franchise loans and direct financing leases are extended throughout the United States.

Note 5 — Allowance for Loan and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$155,403	$158,598	$137,015	$144,855
Provision for loan and lease losses	45,431	157,829	109,433	202,350
Charge-offs	(48,106)	(101,936)	(94,559)	(133,730)
Recoveries	1,552	1,401	2,391	3,008
Reduction due to reclassification to loans held for sale	(6,100)	(176)	(6,100)	(638)
Foreign currency adjustment	—	(2)	—	(131)

Balance at end of period	$148,180	$215,714	$148,180	$215,714

     Nonperforming loans and leases are summarized below:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Accruing loans past due 90 days or more	$446	$3,031
Nonaccrual loans and leases	216,781	165,154

Total nonperforming loans and leases	$217,227	$168,185

Note 6 — Servicing Assets
     We account for servicing assets associated with second mortgage and high loan-to-value first mortgages that were originated and sold by our home equity segment at fair value. Changes to fair value are recorded through “amortization and impairment of servicing assets.” All other servicing assets, primarily related to first mortgage loans originated and sold by our commercial banking segment, are accounted for using the amortization method with impairment recognized. These mortgage servicing assets are recorded at lower of their amortized cost basis or fair value and a valuation allowance is recorded for any stratum that is impaired.
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

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$2,310	$15,864	$14,804	$19,724
Sale of Servicing Asset	—	—	(9,194)	—
Changes in fair value:
Due to changes in valuation inputs or assumptions (1)	0	3,390	(2,700)	800
Other changes in fair value (2)	(100)	(1,180)	(700)	(2,450)

Balance at the end of the period	$2,210	$18,074	$2,210	$18,074

(1)	Principally reflects changes in discount rates and prepayment spread assumptions, primarily due to changes in interest rates.

(2)	Represents changes due to realization of expected cash flows.

     Changes in our amortizing servicing assets are shown below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Beginning balance	$3,097	$3,479	$3,312	$3,510
Additions	543	291	1,243	619
Sales	—	—	(68)	—
Amortization	(411)	(307)	(1,401)	(646)
Recovery	44	36	187	16

Balance at the end of the period	$3,273	$3,499	$3,273	$3,499

Note 7 — Income Taxes
     A reconciliation of income tax benefit to the amount computed by applying the statutory income tax rate of 35% to income before income taxes is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Income taxes computed at the statutory rate	$(20,383)	$(46,701)	$(51,528)	$(59,475)
Increase (decrease) resulting from:
Nontaxable interest from investment securities and loans	(18)	(28)	(37)	(58)
Nontaxable income from bank owned life insurance	45	(158)	83	(350)
State tax, net of federal benefit	(1,931)	(4,536)	(4,880)	(5,904)
Foreign operations	(1)	(29)	6	44
Reserve adjustment (1)	137	190	271	346
Federal tax credits	(326)	(448)	(652)	(721)
Other items — net	135	111	372	189
Valuation allowance	21,263	24,900	60,133	24,900

	$(1,079)	$(26,699)	$3,768	$(41,029)

(1)	Tax reserves are adjusted as we align our tax liability to a level commensurate with our current identified tax exposures.
     SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Our recent losses increased our deferred tax asset balance. Although net operating losses can be carried forward 20 years under the Internal Revenue Code, events may occur in the future that could cause the ability to realize these deferred tax assets to be in doubt, requiring the need for a valuation allowance under GAAP. We provided a valuation allowance for all of our deferred tax assets that could not be realized through carrybacks and reversals of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment about whether realization of these assets is more likely than not. Despite being in a cumulative loss position in light of recent operations, we believe that as of June 30, 2009 approximately $23 million of our deferred tax asset was realizable due to the ability to apply net operating loss carrybacks to recover taxes paid in prior years and due to the reversal of existing temporary differences.

Note 8 — Other Borrowings
     Other borrowings are summarized as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Federal Home Loan Bank borrowings	$266,703	$487,012
Federal funds	—	25,000

Total	$266,703	$512,012

Weighted average interest rate	4.46%	4.48%
     Federal Home Loan Bank borrowings (FHLB) are collateralized by $0.5 billion of loans and loans held for sale at June 30, 2009.
     In addition to borrowings from the FHLB, we also maintain collateral at the Federal Reserve Bank (FRB) that enables us to borrow funds from the FRB as a contingency funding source. As of June 30, 2009, we had pledged collateral that would support up to $46 million of borrowings from the FRB.
     We have $30 million of term, subordinated debt and $197.5 million of term debt associated with trust preferred securities. Interest payments on the subordinated debt is due semi-annually and was last made in March 2009. Interest on the debt associated with the trust preferred securities is generally due quarterly, was last paid in the first quarter of 2008, and is now in deferral. Due to our current financial condition, our ability to make future payments on either type of debt is not assured.
Note 9 — Collateralized Debt
     We pledge loans in transactions structured as secured financings at our home equity lending segment. Sale treatment is precluded on these transactions because we fail the true-sale requirements of SFAS 140 as we maintain effective control (as defined in SFAS 140) over the loans. This type of structure results in cash being received, debt being recorded, and the loans being retained on the balance sheet. The notes associated with these transactions are collateralized by $0.2 billion in home equity loans and home equity lines of credit as of June 30, 2009. The principal and interest on these debt securities are paid using the cash flows from the underlying loans and lines of credit. Accordingly, the timing of the principal payments on these debt securities is dependent on the payments received on the underlying collateral. The interest rates on the bonds are both fixed and floating.
     Collateralized debt is summarized as follows:

		Weighted
		Average
		Interest Rate at
	Contractual	June 30,	June 30,	December 31,
	Maturity	2009	2009	2008
			(Dollars in thousands)
Home equity line of business
2004-1 variable rate asset backed notes(2)			$—	$52,963
2005-1 variable and fixed rate asset backed notes(2)			—	119,583
2006-1 variable and fixed rate asset backed notes(2)			—	139,117
2006-2 variable and fixed rate asset backed notes(2)			—	156,902
2006-3 variable and fixed rate asset backed notes(2)			—	141,839
2007-1 variable and fixed rate asset backed notes(2)			—	215,435
2008-1 variable and fixed rate asset backed notes(1)	9/2048	6.5	4,880	6,745
2008-2 fixed rate asset backed notes(1)	9/2048	19.0	58,720	72,749
2008-3 fixed rate asset backed notes(1)	9/2048	19.4	5,340	7,459

Total			$68,940	$912,792

(1)	Shown at fair value in accordance with SFAS No. 159.

(2)	Removed from balance sheet in 2009 in connection with the related loan derecognition - see Note 3.

Note 10 — Derivatives
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
     Financial derivatives are used as part of the overall asset/liability risk management process. We manage interest rate risk exposure with interest rate swaps in which we pay a fixed rate of interest and receive a floating rate and interest rate caps. The purpose of the swaps is to manage interest rate risk exposure created by long-term fixed interest rates, or as in our home equity securitizations, in which floating rate notes are funding fixed rate home equity loans. These contracts were closed at March 31, 2009. We also have interest rate swaps to hedge floating rate deposits where we pay a fixed rate of interest and receive a floating rate of interest based on the Federal Funds rate. These contracts were closed on June 3, 2009. We do not net our derivative position against the hedge collateral held with the counterparties.
     Historically, we have used certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. Derivative instruments that qualify for hedge accounting are designated as fair value, cash flow or foreign currency hedges and applicable hedge criteria are met. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a fair value hedge, along with changes in the fair value of the underlying hedged item, are recorded in current period earnings. Changes in the fair value of a derivative that is highly effective (as defined by SFAS 133) and qualifies as a cash flow hedge or foreign currency hedge, to the extent that the hedge is effective, are recorded in other comprehensive income until earnings are recognized from the underlying hedged item. Net gains or losses resulting from hedge ineffectiveness are recorded in current period earnings. At June 30, 2009, we no longer carried any derivatives that qualified for hedge accounting treatment under SFAS 133, although there is interest income amortizing from AOCI for a derivative previously designated as a hedge.
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
     The fair values of our derivative instruments are listed below:

	Asset Derivatives				Liability Derivatives
	June 30,				June 30,
	2009		2008		2009		2008
	Balance		Balance
	Sheet		Sheet	Fair	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Fair Value	Location	Value	Location	Value	Location	Value
	(In thousands)				(In thousands)
Derivatives designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$—	Other assets	$—	Other Liabilities	$1,135	Other Liabilities	$763

Derivatives not designated as hedging instruments under Statement 133
Interest rate contracts	Other assets	$212	Other assets	$1,219	Other Liabilities	$337	Other Liabilities	$6,000
Foreign exchange contracts	Other assets	—	Other assets	1,498	Other Liabilities	—	Other Liabilities	35
Total		$212		$2,717		$337		$6,035

Total derivatives		$212		$2,717		$1,472		$6,798
     The table below shows the effect of derivative instruments on OCI and the statements of income:

				Amount of Gain or (Loss)
	Amount of Gain or (Loss)		Location of Gain or (Loss)	Reclassified from Accumulated
	Recognized in OCI on Derivative		Reclassified from Accumulated	OCI Into Income (Effective
Derivatives In Statement 133 Cash Flow	(Effective Portion)		OCI Into Income (Effective	Portion)
Hedging Relationships	2009	2008	Portion)	2009	2008
	(In Thousands)			(In Thousands)
Interest rate contracts	$—	$161	Interest Expense	$10	$(1,021)

		Recognized in Income on
Instruments Not Designated as Hedging	Recognized in Income on	Derivatives
under Statement 133	Derivatives	2009	2008
		(In Thousands)
Interest rate contracts	Derivative gain (loss)	$282	$2,980
Foreign exchange contracts	Derivative gain (loss)	—	1,721
Interest rate contracts	Gain on sale of loans	(125)	(8)

Total		$157	$4,693

Ineffectiveness related to the interest rate contracts was immaterial in 2009 and 2008.

Note 11 — Employee Retirement Plans
     Below are components of net periodic cost of the Pension and Supplemental Executive Retirement Plan (SERP) benefits:
     Employee Pension Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Service cost	$87	$1,167	$173	$2,335
Interest cost	591	683	1,215	1,365
Expected return on plan assets	(437)	(657)	(894)	(1,314)
Amortization of prior service cost	—	9	—	19
Amortization of actuarial loss	(64)	71	69	142

Net periodic benefit cost	$177	$1,273	$563	$2,547

     Supplemental Executive Retirement Plan:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Service cost	$—	$22	$—	$43
Interest cost	83	81	166	162
Amortization of transition obligation	—	3	—	6
Amortization of prior service cost	—	—	—	1

Net periodic benefit cost	$83	$106	$166	$212

     As of June 30, 2009, we have made $0.8 million in contributions to our pension plan in the current year. We plan to contribute an additional $0.5 million to this plan in 2009 to maintain its funding status. As of January 31, 2009, we implemented a freeze on our defined benefit plan. Current employees will receive the benefits they have already accrued, but will not receive benefit for additional time with the company. New employees will be excluded from entering into the plan.
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

     This hierarchy requires the use of observable market data when available. The following table presents the hierarchy level for each of our assets and liabilities that are measured at fair value on a recurring basis at June 30, 2009.

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
June 30, 2009
Assets
Residual interests	$—	$—	$8,656	$8,656
Investment securities — available-for-sale	—	4,673	7,499	12,172
Servicing assets	—	—	2,210	2,210

Total assets	$—	$4,673	$18,365	$23,038

Liabilities
Collateralized debt	$—	$—	$68,940	$68,940
Derivatives	—	1,260	—	1,260

Total liabilities	$—	$1,260	$68,940	$70,200

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
     The following table presents the changes in the Level 3 fair value category for the six months ended June 30, 2009.

		Net realized/unrealized	Purchases,
		gain(losses) included in	issuances and		Unrealized gains (losses)
	January 1, 2009	earnings (1) (2)	settlements	June 30, 2009	still held (3)
		(Dollars in thousands)
Assets
Residual interests	$9,180	$(524)	$—	$8,656	$—
Investment securities — available-for-sale	12,091	(4,449)	(143)	7,499	(4,578)
Servicing assets	14,804	(3,400)	(9,194)	2,210	—

Total assets	$36,075	$(8,373)	$(9,337)	$18,365	$(4,578)

Liabilities
Collateralized debt	$86,953	$21,335	$(3,322)	$68,940	$—

Total liabilities	$86,953	$21,335	$(3,322)	$104,966	$—

(1)	Unrealized gains (losses) on residual interests are recorded in “Trading gains (losses)” on the statement of income

(2)	Unrealized gains (losses) on servicing assets are recorded in “Amortization and impairment of servicing assets” on the statement of income

(3)	Represents the amount of total gains or losses for the period, included in earnings, attributable to the change in unrealized gains (losses) relating to assets classified as Level 3 that are still held at June 30, 2009

     The following table presents the hierarchy level for each of our assets that are measured at fair value on a nonrecurring basis at June 30, 2009.

	Level 1	Level 2	Level 3	Total
		(Dollars in thousands)
June 30, 2009
Assets
Loans held for investment (1)	$—	$—	$157,048	$157,048
Loans and leases held for sale	247,000	—	32,015	279,015
Mortgage servicing assets	—	—	3,273	3,273
Other real estate owned (2)			37,844	37,844

Total assets	$247,000	$—	$230,180	$477,180

(1)	Represents the carrying amount of impaired loans (i.e., unpaid principal balance less specific loan loss reserves) with impairment calculated based on appraised collateral values

(2)	Other real estate owned is compromised of real estate acquired in partial or full satisfaction of loans and is included in other assets. Fair value is generally based on third party appraisals.
Determination of Fair Value
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
     Loans and leases and loans held for sale: We determined fair value of our loans and leases using a discounted cash flow model using interest rates currently being offered for like assets with similar terms to borrowers with similar credit quality and similar remaining maturities. For loans held for sale, we considered both current prices and recent prices for similar loan sale transactions.
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
     Collateralized Debt: Collateralized debt is collateralized by underlying second lien mortgage loans. Due to the nature of the underlying collateral and current market conditions, observable prices for these or similar instruments are typically not available in active markets. As a result, we valued this debt using valuation models (discounted cash flows) that utilize significant internal inputs. These inputs include such market observable inputs as prepayment speeds, credit losses, and discount rates that management believes market participants would use to value similar assets. We have elected SFAS 159, “Fair Value” treatment on our collateralized debt.
     Other Long-term Debt: Other long-term debt includes Trust Preferred Securities and Subordinated Debentures outstanding. The fair values of these securities are determined using quoted price estimates with an add-back for the estimated price discount that is attributable to the lack of liquidity in the markets for securities of this type.
     Off-balance sheet loan commitments and standby letters of credit had an immaterial estimated fair value at June 30, 2009 and December 31, 2008. As of June 30, 2009 and December 31, 2008, our loan commitments had a contractual amount of $0.4 billion and $0.6 billion, respectively. Our standby letters of credit had a contractual amount of $36 million and $31 million at June 30, 2009 and December 31, 2008, respectively.
     The estimated fair values of our financial instruments were as follows:

	At June 30, 2009		At December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$192,115	$192,115	$233,698	$233,698
Interest-bearing deposits with financial institutions	5,187	5,187	26,023	26,057
Residual Interests	8,656	8,656	9,180	9,180
Investment securities	81,442	81,853	110,209	110,251
Loans and leases held for sale	279,015	279,015	841,333	841,333
Loans and leases, net of allowance	2,575,081	2,364,553	3,375,033	3,218,678
Servicing asset	5,483	6,204	18,116	19,145

Financial liabilities:
Deposits	2,715,691	2,639,065	3,017,935	2,973,910
Other borrowings	266,703	281,952	512,012	543,794
Collateralized debt	68,940	68,940	912,792	912,792
Other long-term debt	233,868	13,193	233,868	93,378
Derivatives	1,260	1,260	8,496	8,496
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

Note 13 — Earnings Per Share
     Earnings per share calculations are summarized as follows:

	Three Months ended June 30, 2009
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(57,158)	$—	$(57,158)	$—	$(57,158)

Shares			29,697	—	29,697

Per-share amount			$(1.92)	$—	$(1.92)

	Three Months ended June 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(106,732)	$—	$(106,732)	$—	$(106,732)

Shares			29,313	—	29,313

Per-share amount			$(3.64)	$—	$(3.64)

	Six Months ended June 30, 2009
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
		(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(150,991)	$—	$(150,991)	$—	$(150,991)

Shares			29,723	—	29,723

Per-share amount			$(5.08)	$—	$(5.08)

	Six Months ended June 30, 2008
			Basic		Diluted
	Net	Preferred	Earnings	Effect of	Earnings
	Loss	Dividends	Per Share	Stock Options	Per Share
	(Dollars in thousands, except per share amounts)
Net loss allocable to common shareholders:	$(128,898)	$—	$(128,898)	$—	$(128,898)

Shares			29,281	—	29,281

Per-share amount			$(4.40)	$—	$(4.40)

     At June 30, 2009 and 2008, there were 2.2 million and 2.9 million shares, respectively, related to stock options that were not included in the dilutive earnings per share calculation because of our net loss position and they had exercise prices above the stock price as of the respective dates.
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
     Following is a summary of each segment’s revenues, net income, and assets for the years indicated:

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
			(Dollars in thousands)
For the Three Months Ended June 30, 2009
Net interest income	$22,559	$12,990	$(6,927)	$(14,355)	$14,267
Intersegment interest	(1,844)	(7,883)	(2,168)	11,895	—
Provision for loan and lease losses	(25,087)	(5,881)	(14,463)		(45,431)
Other revenue	2,378	2,057	16,526	84	21,045
Intersegment revenues	—	—	—	—	—

Total net revenues	(1,994)	1,283	(7,032)	(2,376)	(10,119)
Other expense	25,319	1,542	14,322	6,935	48,118
Intersegment expenses	984	153	271	(1,408)	—

Income (loss) before taxes	(28,297)	(412)	(21,625)	(7,903)	(58,237)

Income taxes					(1,079)

Net income (loss)					$(57,158)

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
			(Dollars in thousands)
For the Three Months Ended June 30, 2008
Net interest income	$29,555	$25,248	$26,056	$(18,985)	$61,874
Intersegment interest	(2,633)	(11,784)	(4,445)	18,862	—
Provision for loan and lease losses	(24,481)	(48,201)	(85,147)	—	(157,829)
Other revenue	4,401	2,825	3,379	(4,084)	6,521
Intersegment revenues	—	—	34	(34)	—

Total net revenues	6,842	(31,912)	(60,123)	(4,241)	(89,434)
Other expense	20,832	6,937	13,290	2,938	43,997
Intersegment expenses	1,113	460	620	(2,193)	—

Income (loss) before taxes	(15,103)	(39,309)	(74,033)	(4,986)	(133,431)

Income taxes					(26,699)

Net income (loss)					$(106,732)

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
			(Dollars in thousands)
For the Six Months Ended June 30, 2009
Net interest income	$46,942	$26,120	$1,351	$(30,040)	$44,373
Intersegment interest	(3,788)	(15,732)	(5,748)	25,268	—
Provision for loan and lease losses	(62,696)	(11,411)	(35,326)		(109,433)
Other revenue	6,876	2,735	1,940	(1,102)	10,449
Intersegment revenues	—	—	—	—	—

Total net revenues	(12,666)	1,712	(37,783)	(5,874)	(54,611)
Other expense	48,296	4,744	25,724	13,848	92,612
Intersegment expenses	1,985	331	579	(2,895)	—

Income (loss) before taxes	(62,947)	(3,363)	(64,086)	(16,827)	(147,223)

Income taxes					3,768

Net income (loss)					$(150,991)

Assets at June 30, 2009	$2,371,765	$662,533	$232,759	$99,608	$3,366,665

	Commercial	Commercial	Home
	Banking	Finance	Equity	Other	Consolidated
			(Dollars in thousands)
For the Six Months Ended June 30, 2008
Net interest income	$61,138	$50,786	$54,061	$(39,676)	$126,309
Intersegment interest	(6,394)	(23,383)	(9,069)	38,846	—
Provision for loan and lease losses	(31,061)	(52,857)	(118,432)	—	(202,350)
Other revenue	9,068	9,114	419	(16,536)	2,065
Intersegment revenues	—	—	76	(76)	—

Total net revenues	32,751	(16,340)	(72,945)	(17,442)	(73,976)
Other expense	44,427	14,619	26,709	10,196	95,951
Intersegment expenses	2,150	905	1,212	(4,267)	—

Income (loss) before taxes	(13,826)	(31,864)	(100,866)	(23,371)	(169,927)

Income taxes					(41,029)

Net income (loss)					$(128,898)

Assets at June 30, 2008	$3,077,591	$1,272,671	$1,280,497	$301,407	$5,932,166

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
Note 16 — Shareholders’ Equity
     As of June 30, 2009, our Shareholders’ Equity declined to a negative amount. This could have implications for our intermediate-term and long-term operations and must be addressed to continue in the “ordinary course of business.” We believe the elements of our restructuring plan—outlined in the “Strategy and Restructuring” section in Item 2 of our June 30, 2009 Form 10-Q — should address the negative equity position and return total capital to levels appropriate for the Corporation. In the interim, the operations of our two principal operating subsidiaries, Irwin Union Bank and Trust and Irwin Union Bank, F.S.B., are not directly affected as their capitalization is positive, albeit below our long-term targets and below regulatory requirements to be “well capitalized”. The capitalization of these two operating subsidiaries is also discussed in detail in Item 2 of this Form 10-Q.
Note 17 — Subsequent Event
     Subsequent events were evaluated through August 5, 2009, the date in which these financial statements were filed.
     In July 2009, we entered into a Purchase and Assumption Agreement (the “Purchase and Assumption Agreement”) under which we agreed to sell three of our commercial banking branches located in Carmel, Greensburg and Shelbyville, Indiana to First Financial Bank, National Association. The Purchase and Assumption Agreement provides for First Financial to assume the deposit liabilities at the three branches at par, and for us to sell loans in a minimum aggregate amount of $50 million, also at par, to First Financial. The transactions described in the Purchase and Assumption Agreement are subject to the receipt of First Financial’s required regulatory approvals, as well as other customary conditions, and we expect the transaction to close in the third quarter of 2009.
     The Purchase and Assumption Agreement obligates us to pay a termination fee of $5 million if the agreement is terminated for any reason, other than due to a breach by First Financial that is not or cannot be cured within 30 days of notification, or if the transaction is not consummated by October 31, 2009. Upon execution of the Purchase and Assumption Agreement, we deposited $90 million into a deposit account at First Financial (the “Special Deposit”). The Purchase and Assumption Agreement provides that we use the Special Deposit to fund the expected payment we will make to First Financial at the closing of the transaction (deposits assumed exceed assets being acquired). The Purchase and Assumption Agreement also provides that we may withdraw the funds in the Special Deposit only upon (i) our payment to First Financial of the termination fee provided for under the Purchase and Assumption Agreement, or (ii) our payment to First Financial of any and all amounts due at the closing of the branch sales. Other withdrawals from the Special Deposit will require the prior approval of First Financial. Any funds remaining in the Special Deposit following either the termination of the Purchase and Assumption Agreement or the consummation of the transactions set forth therein shall be returned to us.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Strategy and Restructuring
     Irwin Financial is in the midst of a strategic restructuring to position us to weather the current economic crisis and prosper and grow in the recovery when it comes. Going forward, our strategy is to focus on our roots as a small business lender and local community bank, building on our 138-year history. When the restructuring is complete, we will have two segments: commercial banking and franchise finance, down from four segments two years ago. Please see our 2008 Annual Report on Form 10-K for a complete discussion of our restructuring process, including our capital plan.
     We have completed all but one of the steps in our restructuring process: raising additional capital. The Corporation has commitments for $34 million of investment in common stock from Cummins, Inc, and a group of other investors including William I. Miller (our CEO) conditioned on our capital plan being acceptable to our regulators, and our receipt of a capital investment by the U.S. Government. These investment commitments have been extended through December 31, 2009. These investment commitments may be exercised either in the form of stand by commitments to a rights offering or direct investment in a private placement.
     We have not yet commenced our planned rights offering or private placement for a variety of reasons, including adverse market conditions for almost all financial institutions and our inability to date to participate in the government’s capital assistance programs. We intend to continue to pursue our capital raising efforts. However, at present, the market for new capital for banks such as ours is limited and uncertain. Accordingly, we cannot be certain of our ability to raise capital on terms that satisfy our goals with respect to our capital ratios. If we are able to raise additional capital, it would likely be on terms that are substantially dilutive to current shareholders.
     We have submitted to the Department of the Treasury and the banking agencies a proposed modification to the current capital programs developed under the Emergency Economic Stabilization Act of 2008 (the “EESA”). Our proposal provides that depository institutions be eligible to receive capital from the Treasury if they are determined to be viable upon receipt of a combination of (i) such capital from the Treasury and (ii) a private sector investment that is at least equal to one-third of such capital. We believe this proposed modification would provide the following benefits: (i) significant savings to the FDIC, and ultimately taxpayers; (ii) encouraging private investment in the banking industry; (iii) increased lending throughout the country, particularly to small businesses and in areas outside of major urban centers; (iv) a reduction in bank failures, thereby increasing confidence in the banking system; (v) establishing an equitable approach for all banks regardless of size, thereby carrying out the anti-discrimination mandate of EESA and (vi) significantly contributing to the multi-front approach that federal agencies are taking to restore confidence and stability to our economy. Our proposal is under consideration by the Treasury. We have no certainty, however, whether the Treasury will adopt our proposed modification, what the timing of such a new program might be, or whether the program will be in the form we propose. Even if the modification is adopted, it is possible that we would not receive capital assistance.
     Completion of these capital plans will help us manage through the costs of exiting the home equity business and provide a strong capital base from which to grow the company in the future.
Strategic Positioning Once Restructuring is Complete
     We seek to create competitive advantage within the banking industry by serving small businesses with lending, leasing, deposit, and advisory services, as well as consumers in the neighborhoods surrounding our bank branches. We intend to fund these activities primarily through deposits gathered through our bank branches, supplemented with reliable and cost effective collateralized sources of funding such as the Federal Home Loan Bank.
     We provide a full line of banking services to small businesses and consumers in the communities and neighborhoods served by our bank branch locations. Through this approach, we provide the small businesses that are the backbone of economic growth in our communities with the advice, credit, and other banking products that meet their needs and help them to grow, which large national banks are often unable to do in a flexible manner. We also offer franchise loans and leases to the owners and operators of the leading quick service and casual dining restaurant concepts nationally.
     While having much in common in terms of competitive positioning and credit culture, these two segments allow us to diversify our revenues, credit risk, and application of capital across borrower types and across geographic regions as a key part of our risk management.
     We believe the restructuring of our company will allow us to simplify our management structure, reduce overhead, and improve our cost structure. We are in the process of identifying areas in which we can coordinate and consolidate non-customer facing operations throughout the Corporation.
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
Outlook
     The purpose of our strategic restructuring is to provide a basis for the return to profitability. Our ability to achieve this goal is, however, uncertain. At this point, we expect continued price pressure in residential and commercial real estate as well as rising unemployment and lower demand for our commercial customers’ products to continue to cause an elevated failure by our borrowers to pay their loan obligations. As a result, there will be continued stress, which combined with the Corporation’s specific issues, will likely prevent the Corporation from becoming profitable at least until some economic recovery begins to take hold.
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
Consolidated Overview

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net loss (in thousands)	$(57,158)	$(106,732)	$(150,991)	$(128,897)
Basic earnings per share	(1.92)	(3.64)	(5.08)	(4.40)
Diluted earnings per share	(1.92)	(3.64)	(5.08)	(4.40)
Return on average equity	NM (1)	(109.4)%	(829.2)%	(61.8)%
Return on average assets	(6.2)%	(7.2)%	(7.2)%	(4.3)%

(1)	Not meaningful due to average equity being negative for this period
Consolidated Income Statement Analysis
Net Loss
     We recorded a loss of $57 million for the three months ended June 30, 2009, compared to a net loss of $107 million for the three months ended June 30, 2008. Net loss per share (diluted) was $1.92 for the quarter ended June 30, 2009, compared to a net loss per share of $3.64 for the second quarter of 2008. For the year to date, we recorded a net loss of $151 million or $5.08 loss per diluted share compared to a net loss of $129 million or $4.40 loss per share in 2008. The decrease in 2009 earnings relates primarily to significant provisioning for loan losses, particularly in our home equity and commercial banking segments, and the inability to recognize tax benefits arising from the losses. In addition, we are experiencing a reduction in our net interest income due to our smaller loan portfolio and decreased net interest margin.
Net Interest Income
     Net interest income for the six months ended June 30, 2009 totaled $44 million, down 65% from the first half of 2008 net interest income of $126 million. Net interest margin for the six months ended June 30, 2009 was 2.28%, down compared to 4.38% for the same period in 2008.

     The following table shows our daily average consolidated balance sheet, interest rates and yield at the dates indicated:

	For the Six Months Ended June 30,
	2009			2008
			Annualized			Annualized
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(Dollars in thousands)
Assets
Interest-earning assets:
Interest-bearing deposits with financial institutions	$18,697	$159	1.71%	$43,047	$811	3.79%
Federal funds sold	0	0	NA	16,417	199	2.44%
Residual interests	9,094	146	3.24%	10,874	469	8.67%
Investment securities	99,903	1,936	3.91%	132,226	3,514	5.34%
Loans held for sale	423,918	22,549	10.73%	7,831	154	3.95%
Loans and leases, net of unearned income (1)	3,376,499	106,598	6.37%	5,592,574	226,846	8.16%

Total interest earning assets	3,928,111	$131,388	6.75%	5,802,969	$231,993	8.04%
Noninterest-earning assets:
Cash and due from banks	154,660			69,065
Premises and equipment, net	31,305			38,360
Other assets	260,122			250,027
Less allowance for loan and lease losses	(147,026)			(157,737)

Total assets	$4,227,172			$6,002,684

Liabilities and Shareholders’ Equity
Interest-bearing liabilities:
Money market checking	$358,470	$736	0.41%	$316,256	$2,151	1.37%
Money market savings	395,946	1,522	0.78%	1,033,065	13,507	2.63%
Regular savings	132,324	1,293	1.97%	116,944	979	1.68%
Time deposits	1,747,783	32,089	3.70%	1,645,936	38,822	4.74%
Other borrowings	363,536	8,152	4.52%	659,697	13,162	4.01%
Collateralized debt	505,189	35,410	14.13%	1,187,289	28,873	4.89%
Other long-term debt	233,868	7,813	6.74%	233,870	8,190	7.04%

Total interest-bearing liabilities	$3,737,116	$87,015	4.70%	$5,193,057	$105,684	4.09%
Noninterest-bearing liabilities:
Demand deposits	324,704			299,500
Other liabilities	128,633			90,436
Shareholders’ equity	36,719			419,691

Total liabilities and shareholders’ equity	$4,227,172			$6,002,684

Net interest income		$44,373			$126,309

Net interest income to average interest earning assets			2.28%			4.38%

(1)	For purposes of these computations, nonaccrual loans are included in daily average loan amounts outstanding.
Provision for Loan and Lease Losses
     The consolidated provision for loan and lease losses for the three months ended June 30, 2009 was $45 million, compared to $158 million for the same period in 2008. Year to date, the provision for 2009 was $109 million, compared to $202 million for the same period in 2008. The majority of the 2008 provision relates to (a) our home equity segment where we are have since sold or derecognized a substantial portion of these home equity loans and (b) our small ticket leasing portfolio where we recognized a lower-of-cost-or-market adjustment in preparation for the sale of the portfolio later in 2008. The $109 million of provision for the 2009 year-to-date period reflects continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated. In addition for our remaining home equity portfolio, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default. More information on this subject is contained in the section on “Credit Risk.”
Noninterest Income
     Noninterest income during the three months ended June 30, 2009 totaled $21 million, compared to $7 million for the same period of 2008. Noninterest income of $10 million was recorded for the six months ended June 30, 2009 compared to $2 million for the same period in 2008. The second quarter 2009 improvement is primarily related to a $16 million gain at home equity relating to a fair value adjustment on the collateralized debt that is accounted for under SFAS 159. In the second quarter of 2008 we took a $7 million other-than-temporary impairment (OTTI) charge compared to a $2 million OTTI charge that was taken during the second quarter of 2009. Details related to these fluctuations are discussed later in the “home equity” and “parent and other” section of this report.
Noninterest Expense
     Noninterest expenses for the three and six months ended June 30, 2009 totaled $48 million and $93 million, respectively, compared to $44 million and $96 million for the same periods in 2008.
Income Tax Provision
     Income taxes for the three months and six months ended June 30, 2009 totaled a benefit of $1 million and provision of $4 million compared to tax benefit of $27 million and $41 million during the same periods in 2008. Due to our cumulative loss position, we provided a valuation allowance offsetting tax benefits from our recent 2009 losses. The 2009 year-to-date expense included a $60 million addition to a valuation allowance to reduce our deferred tax asset to an amount that is more likely than not to be realized. We evaluate the ability to realize our deferred tax asset quarterly. SFAS 109 requires both positive and negative evidence be considered in determining the need for a valuation allowance. Our recent losses have triggered an increase to our deferred tax asset balance.
     We provided a valuation allowance for all of our deferred tax assets that could not be realized through carrybacks and reversals of existing temporary differences. Despite being in a cumulative loss position in light of recent operations, we believe that as of June 30, 2009 approximately $23 million of our deferred tax asset was realizable due to the ability to apply net operating loss carrybacks to recover taxes paid in prior years and due to the reversal of existing temporary differences. Our deferred tax assets are recorded based on management’s judgment as to whether realization of these assets is more likely than not.
Consolidated Balance Sheet Analysis
     Total assets at June 30, 2009 were $3.4 billion, down 31% from December 31, 2008. Average assets for the first six months of 2009 were $4.2 billion, down 24% from the average assets for the year ended December 31, 2008.
Residual Interests
     When we sell certain loans, we retain an interest in the sold loans and record this retained interest as a residual on our balance sheet. These transactions include loan sales to the Federal Home Loan Bank and loan participations through our franchise channel. At June 30, 2009 we held residual interests with a fair value of $9 million, relatively unchanged from year end 2008. Key assumptions used in valuing these assets at origination and in subsequent periods include default rates, prepayment speeds and interest rates.

Investment Securities
     The following table shows the composition of our investment securities at June 30, 2009.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)
Held-to-Maturity:
Debt Issued by ‘U.S. Treasury and Other Government Agencies	$12,696	$403	$—	$13,099	$12,696
Debt of States and Political Subdivisions of States	3,200	—	—	3,200	3,200
Residential mortgage-backed securities	657	8	—	665	657

Total Held-to-Maturity	$16,553	$411	$—	$16,964	$16,553

Available-for-Sale:
Equity Securities	$3,962	$—	$(33)	$3,929	$3,929
Residential mortgage-backed securities	729	15	—	744	744
Collateralized debt obligations	12,077	—	(4,578)	7,499	7,499

Total Available-for-Sale	$16,768	$15	$(4,611)	$12,172	12,172

Other Securities
FHLB stock					$46,324
Fed Reserve stock					6,393

Total Other Securities					$52,717

     The following table shows the composition of our investment securities at December 31, 2008.

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Carrying
	Cost	Gains	Losses	Value	Value
	(Dollars in thousands)
Held-to-Maturity:
Debt Issued by U.S. Treasury and Other Government Agencies	$13,054	$266	$—	$13,320	$13,054
Debt of States and Political Subdivisions of States	3,320	—	—	3,320	3,320
Residential mortgage-backed securities	884	—	(224)	660	884

Total Held-to-Maturity	$17,258	$266	$(224)	$17,300	$17,258

Available-for-Sale:
Other Securities	$3,863	$—	$(122)	$3,741	$3,741
Residential mortgage-backed securities	16,426	155	(27)	16,554	16,554
Collateralized debt obligations	14,458	1,639	(4,497)	11,600	11,600

Total Available-for-Sale	$34,747	$1,794	$(4,646)	$31,895	31,895

Other Securities
FHLB stock					$46,324
Federal Reserve Bank stock					14,732

Total Other Securities					$61,056

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
     We hold mortgage-backed securities that had an original par value of $26 million and now have an estimated fair value of $0.7 million at June 30, 2009. The decline in fair value related to these securities is deemed to be other-than-temporary and related principally to credit factors. Accordingly, we have recognized other-than-temporary impairment (OTTI) charges of $25 million since the beginning of 2008. These OTTI adjustments reflect our estimate of fair value for these securities at June 30, 2009. The estimates of fair value were based on estimates of future cash flows and discount rates that management believes market participants would use to value similar assets.
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
Loans and Leases Held For Sale
     Loans and leases held for sale totaled $279 million at June 30, 2009, a decrease from a balance of $841 million at December 31, 2008. The majority of the decrease relates to the derecognition of $653 million of home equity loans during the first quarter and an additional $109 million in the second quarter of 2009. This derecognition was the result of meeting all of the requirements for sale accounting under SFAS 140.
Loans and Leases
     Our commercial loans and leases are originated throughout the United States We also extend credit to consumers throughout the United States through mortgages, installment loans and revolving credit arrangements. Loans by major category for the periods presented were as follows:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Commercial, financial and agricultural	$1,467,175	$1,862,877
Real estate-construction & land development	353,882	466,598
Real estate-mortgage	456,200	523,837
Consumer	17,800	24,022
Commercial financing
Franchise financing	587,413	922,429
Domestic leasing	8,444	11,305
Unearned income
Franchise financing	(166,713)	(297,600)
Domestic leasing	(940)	(1,420)

Total	$2,723,261	$3,512,048

Allowance for Loans and Lease Losses
     Changes in the allowance for loan and lease losses are summarized below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Balance at beginning of period	$155,403	$158,598	$137,015	$144,855
Provision for loan and lease losses	45,431	157,829	109,433	202,350
Charge-offs	(48,106)	(101,936)	(94,559)	(133,730)
Recoveries	1,552	1,401	2,391	3,008
Reduction due to reclassification to loans held for sale	(6,100)	(176)	(6,100)	(638)
Foreign currency adjustment	—	(2)	—	(131)

Balance at end of period	$148,180	$215,714	$148,180	$215,714

     See “Credit Risk” section for further discussion.
Deposits
     Total deposits for the first half of 2009 averaged $3.0 billion, compared to $3.4 billion at year end 2008. Irwin Union Bank and Trust utilizes institutional broker-sourced deposits as funding to supplement deposits solicited through branches and other wholesale funding sources. At June 30, 2009, institutional broker-sourced deposits totaled $0.7 billion, a $0.2 billion decrease from December 31, 2008. Due to capital levels, neither of our depository subsidiaries is permitted to issue new brokered deposits. As of June 30, 2009, we had $231 million of brokered deposits scheduled to mature in 2009.
Other Borrowings
     Other borrowings during the first half of 2009 averaged $364 million compared to an average of $527 million for the year 2008. Other borrowings totaled $267 million at June 30, 2009, compared to $512 million at December 31, 2008.
     Federal Home Loan Bank borrowings averaged $360 million for the six months ended June 30, 2009, with an average rate of 4.47% and the balance at June 30, 2009 was $267 million at an interest rate of 4.00%. The maximum outstanding during any month end during 2009 was $398 million. Federal Home Loan Bank borrowings averaged $487 million for the year ended December 31, 2008, with an average rate of 4.45%. The balance at December 31, 2008 was $487 million at an interest rate of 4.67%. The maximum outstanding during any month end during 2008 was $604 million.
Collateralized Debt and Other Long-Term Debt
     Collateralized borrowings totaled $0.1 billion at June 30, 2009, a decrease of $0.8 billion from the balance of $0.9 billion at December 31, 2008. We were able to remove the bulk of these borrowings and the loans that collateralized these borrowings from our balance sheet when we derecognized all of our loans collateralizing the debt. The collateralized debt on our balance sheet is from securitizations structured as secured financings of home equity loans that resulted in loans remaining as assets and debt recorded on our balance sheet (although to meet the structuring needs of the securitization trusts, the loans have been legally separated and sold to the trusts). This securitization debt provides us with match-term funding for these loans and leases with the debt being extinguished through pay-downs of the loans.
     Other long-term debt totaled $234 million at June 30, 2009 and December 31, 2008. We have obligations represented by subordinated debentures totaling $204 million with our wholly-owned trusts that were created for the purpose of issuing trust preferred securities. The subordinated debentures were the sole assets of the trusts at June 30, 2009. In accordance with FASB Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities” (revised December 2004), we do not consolidate the wholly-owned trusts that issued the trust preferred securities. As a result, trust preferred securities are not included on our balance sheet. Instead, the subordinated debentures held by the trusts are included on the balance sheet as “other long-term debt.”
Repurchase Liability
     We have recorded a liability for probable losses resulting from repurchases of loans that we sold, in instances where there were origination errors. Such errors include inaccurate appraisals, errors in underwriting, and ineligibility for inclusion in loan programs of government-sponsored entities. In determining liability levels for repurchases, we estimate the number of loans with origination errors, the year in which the loss will occur, and the severity of the loss upon occurrence applied to an average loan amount. Inaccurate assumptions in setting this liability could result in changes in future liabilities.
     As part of our exit from the mortgage banking business, we attempted to reduce our liabilities and future exposure from existing and threatened claims and lawsuits in connection with possible recourse claims on loans that we had sold to investors by negotiating settlements. The repurchase claims generally allege that we breached representations and warranties made regarding the loans we sold. We believe that potential litigation costs and management time that would have been spent on these matters would have been a significant drain on our existing and future resources. We therefore negotiated several settlements pursuant to which the investors waived their recourse rights in exchange for an agreed upon cash settlement.
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
     The table below reflects the outstanding principal balance of loans repurchased or settled over the past ten quarters and reflects the origination vintage of each resolved loan. The bottom of the table also shows the portion of the resolved loans that relate to factors other than early payment defaults (EPDs). In the first half of 2009, we settled one repurchase request with a principal balance of $0.3 million. Negotiations are ongoing with parties to which we continue to have pending and contingent repurchase risk.
Repurchase Analysis

			YTD
Vintage	2007	2008	2009	Total
	Millions
Pre-2002	$0.3	$0.4	$—	$0.7
2002	1.0	0.1		1.1
2003	1.0	1.2		2.2
2004	0.5	1.8		2.3
2005	5.5	2.7	0.3	8.5
2006	17.9	3.7		21.6
2007	1.1	0.7		1.8

Totals	$27.3	$10.6	$0.3	$38.2

Non-EPD	48%	99%	100%	62%
Capital
     Shareholders’ equity averaged $37 million during the first six months of 2009, down 89% compared to the average for the year 2008. Shareholders’ equity balance of $(42) million at June 30, 2009 represented $(1.92) per common share, compared to $3.26 per common share at December 31, 2008.

     The following table sets forth our capital and regulatory capital ratios at the dates indicated:

			To Be Well
			Capitalized Under	For Capital
	Actual		Prompt Corrective	Adequacy
	Amount	Ratio	Action Provisions	Purposes
As of June 30, 2009	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$(39,071)	(1.2)%	N/A	8.0%
Irwin Union Bank and Trust	225,840	8.3	10.0%	8.0
Irwin Union Bank, F.S.B.	46,894	10.4	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	(39,071)	(1.2)	N/A	4.0
Irwin Union Bank and Trust	160,161	5.9	6.0	4.0
Irwin Union Bank, F.S.B.	41,276	9.2	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	(39,071)	(1.1)	N/A	4.0
Irwin Union Bank and Trust	160,161	5.1	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	41,276	8.0	5.0	4.0

As of December 31, 2008	(Dollars in thousands)
Total Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	$309,726	6.6%	N/A	8.0%
Irwin Union Bank and Trust	385,136	9.3	10.0%	8.0
Irwin Union Bank, F.S.B.	57,232	11.2	10.0	8.0
Tier I Capital (to Risk-Weighted Assets):
Irwin Financial Corporation	154,863	3.3	N/A	4.0
Irwin Union Bank and Trust	302,397	7.3	6.0	4.0
Irwin Union Bank, F.S.B.	50,839	9.9	6.0	N/A
Tier I Capital (to Average Assets):
Irwin Financial Corporation	154,863	3.1	N/A	4.0
Irwin Union Bank and Trust	302,397	6.7	5.0	4.0
Core Capital (to Adjusted Tangible Assets)
Irwin Union Bank, F.S.B.	50,839	8.2	5.0	4.0
     At June 30, 2009, our holding company, Irwin Financial Corporation, had a total risk-based capital ratio of (1.2) percent, a Tier 1 capital ratio of (1.2) percent, and a leverage ratio of (1.1) percent, which are in the “undercapitalized” range under applicable regulatory capital standards. As a result, the parent company is considered “undercapitalized.”
     The 2009 net loss had a negative compounding effect on our regulatory capital. The $151 million net loss eliminated our equity capital which also eliminated the inclusion of trust preferred capital in Tier 1. The trust preferred that was no longer includable in Tier 1 ($198 million) would otherwise become Tier 2 eligible capital. However, Tier 2 capital cannot exceed total Tier 1 capital. Therefore, at June 30, 2009, we have $30 million of subordinated debt and $198 million of trust preferred securities that, if not limited, would have qualified as Tier 2 capital. In addition, none of our $148 million of allowance for loans and lease losses was Tier 2 eligible because the allowance for loan and lease loss (limited to 1.25% of risk-weighted assets) is an element of Tier 2 capital, which cannot exceed Tier 1 capital. See Capital, Liquidity, and Going Concern Consideration on page 12 for more information. We believe our recapitalization plan to increase shareholders’ equity will allow a substantial majority of the subordinated debt and trust preferred securities to be included in our regulatory capital. After the recapitalization, we will continue to have a substantial portion of the allowance for loan and lease loss that is not included in regulatory capital due to the cap at 1.25% of risk assets.

     Our state-chartered bank subsidiary, Irwin Union Bank and Trust Company, had a total risk-based capital ratio of 8.3 percent and a Tier 1 capital ratio of 5.9 percent which are within the “adequately capitalized” range, and a leverage ratio of 5.1 percent, which is in the “well capitalized” range under applicable regulatory capital standards. As a result, Irwin Union Bank and Trust Company is considered “adequately capitalized.”
     In connection with the July 24, 2009 Stipulation and Consent to the Issuance of an Order to Cease and Desist (“Consent and Order”) with the Office of Thrift Supervision, we are required to achieve by August 31, 2009 and maintain thereafter a minimum total risk-based capital ratio of 12 percent and a core capital ratio of 10 percent at our subsidiary, Irwin Union Bank, F.S.B. At June 30, Irwin Union Bank, F.S.B. had a total risk-based capital ratio of 10.4 percent, a Tier 1 capital ratio of 9.2 percent, and a core capital ratio of 8.0 percent. Our core capital ratio fell below the 9 percent minimum requirement at June 30, 2009 under the previous written agreement with the Office of Thrift Supervision. We are developing a business plan to achieve the capitalization stipulated in the Consent and Order. Despite meeting the statutory requirements for a well-capitalized thrift, as a result of the supervisory agreement with the Office of Thrift Supervision, Irwin Union Bank, F.S.B. is considered “adequately capitalized.” The existence of a capital requirement for the thrift in a supervisory agreement precludes our thrift from being considered “well capitalized” regardless of the amount of capital held.
     As discussed under “Strategy and Restructuring”, we are engaged in a restructuring to enhance our capital ratios.
Cash Flow Analysis
     Our cash and cash equivalents decreased $42 million during the first six months of 2009, compared to an increase of $77 million during the same period in 2008. Cash flows from operating activities provided $243 million in cash and cash equivalents in the six months ended June 30, 2009 compared to the same period in 2008 when our operations provided $118 million in cash and cash equivalents.
Net Results by Segment
     Irwin Financial Corporation is composed of three principal segments:
•	Commercial Banking
•	Commercial Finance
•	Home Equity Lending
     The following table summarizes our net results by segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Pretax results:
Commercial Banking	$(28,297)	$(15,103)	$(62,947)	$(13,826)
Commercial Finance	(412)	(39,309)	(3,363)	(31,864)
Home Equity Lending	(21,625)	(74,033)	(64,086)	(100,866)
Other (including consolidating entries)	(7,903)	(4,986)	(16,827)	(23,371)

Net loss before taxes	(58,237)	(133,431)	(147,223)	(169,927)
Provision for income taxes	1,079	26,699	(3,768)	41,029

Net loss	$(57,158)	$(106,732)	$(150,991)	$(128,898)

     Results of operations from each of these segments are discussed below.

Commercial Banking
     The following table shows selected financial information for our commercial banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Selected Income Statement Data:
Interest income	$32,084	$45,480	$66,994	$95,206
Interest expense	(11,369)	(18,558)	(23,840)	(40,462)

Net interest income	20,715	26,922	43,154	54,744
Provision for loan and lease losses	(25,087)	(24,481)	(62,696)	(31,061)
Noninterest income	2,378	4,401	6,876	9,068

Total net revenue	(1,994)	6,842	(12,666)	32,751
Operating expense	(26,303)	(21,945)	(50,281)	(46,577)

Pretax loss	(28,297)	(15,103)	(62,947)	(13,826)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Assets	$2,371,765	$2,870,877
Securities and short term investments	36,605	39,181
Loans held for sale	51,182	1,896
Loans and leases	2,053,694	2,583,067
Allowance for loan and lease losses	(85,248)	(72,598)
Deposits	1,882,778	1,974,086
Shareholder’s equity	170,812	208,093
Daily Averages:
Assets	$2,651,991	$3,011,280
Securities and short term investments	38,507	39,214
Loans held for sale	2,715	984
Loans and leases	2,446,093	2,843,182
Allowance for loan and lease losses	(82,655)	(52,592)
Deposits	1,997,548	2,407,206
Shareholder’s equity	195,514	228,261
Shareholder’s equity to assets	7.37%	7.58%
Overview
     Our commercial banking segment focuses on providing credit, cash management and personal banking products to small businesses and business owners through branches in markets in the Midwest and the West. We also offer a full line of retail banking services to consumers in the neighborhoods surrounding our bank branch locations. We offer commercial banking services through our banking subsidiaries, Irwin Union Bank and Trust Company, an Indiana state-chartered commercial bank, and Irwin Union Bank, F.S.B., a federal savings bank.
Portfolio Characteristics
     The major loan products offered by our commercial banking segment include commercial and industrial loans, commercial real estate loans (including construction and land development loans), and consumer loans (including residential mortgage loans). Our focus is on serving small businesses and consumers in the communities served by our branches, with an average commercial loan size below $500,000. Origination of new construction and land development loans was suspended in the third quarter of 2008 due to elevated market risks, and in the case of our thrift, due to certain regulatory restrictions. We currently originate commercial real estate loans only for owner-occupied business customers and, in some instance, as renewals of existing relationships.

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
     We originate a limited amount of consumer-focused loans in the commercial banking segment. The majority of these loans are Government Sponsored Enterprise (GSE or agency) conforming first mortgage loans, with terms of up to 360 months. Interest rates can be fixed, variable, or hybrid, and are generally underwritten to meet the purchase guidelines set out by the GSEs. We have not originated Option ARMs or negative amortization loans. We originate home equity lines of credit that are interest-only, consistent with banking industry standards. On adjustable rate loans, we underwrite to the fully-indexed rate. We generally do not hold long-term (e.g., greater than 180 month) consumer mortgage loans
     The following tables show the geographic composition of our commercial banking loans and our core deposits:

	June 30,		December 31,
	2009		2008
	Loans	Percent	Loans	Percent
Markets	Outstanding	of Total	Outstanding	of Total
	(Dollars in thousands)
Indianapolis	$285,340	13.9%	$432,034	16.7%
Central and Western Michigan	364,320	17.7	393,528	15.2
Southern Indiana	301,530	14.7	425,529	16.5
Phoenix	350,453	17.1	426,719	16.5
Las Vegas	131,675	6.4	174,502	6.8
Sacramento	95,659	4.7	111,346	4.3
Other	524,717	25.5	619,409	24.0

Total	$2,053,694	100.0%	$2,583,067	100.0%

	Core	Percent	Core	Percent
	Deposits	of Total	Deposits	of Total

Indianapolis	$195,812	11.6%	$249,524	14.0%
Central and Western Michigan	176,508	10.5	209,986	11.8
Southern Indiana	720,650	42.7	672,545	37.8
Phoenix	102,736	6.1	120,284	6.8
Las Vegas	101,626	6.0	96,061	5.4
Sacramento	42,772	2.5	55,568	3.1
Other	347,323	20.6	375,061	21.1

Total	$1,687,427	100.0%	$1,779,029	100.0%

Pretax results
     Commercial banking pretax net loss totaled $28 million during the second quarter of 2009 compared to a pretax net loss of $15 million for the same period in 2008. Year-to-date pretax loss totaled $63 million in 2009 compared to a pretax loss of $14 million for the same period in 2008. The year-to-date pretax loss in 2009 has increased over 2008 due primarily to a $12 million decline in net interest income and a $32 million increase in provision for loan losses discussed in more detail below.
Net Interest Income
     The following table shows information about net interest income for our commercial banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Net interest income	$20,715	$26,922	$43,154	$54,744
Average interest earning assets	2,409,402	2,955,785	2,487,359	2,964,535
Net interest margin	3.45%	3.66%	3.50%	3.71%
     Net interest income was $21 million for the second quarter of 2009, a decrease of 23% over second quarter of 2008. Net interest income year to date in 2009 also decreased 21% over the same period in 2008. The 2009 decline in net interest income resulted primarily from lower interest rates and from a decrease in our commercial banking interest earning assets. Net interest margin is computed by dividing net interest income by average interest earning assets. Net interest margin for the three months ended June 30, 2009 was 3.45%, compared to 3.66% for the same period in 2008. Year-to-date net interest margin for 2009 was 3.50%, compared to 3.71% for 2008. The decline in 2009 margin reflects competitive conditions, unfavorable repricing of loans and deposits and increases in nonaccrual loans.
Provision for Loan and Lease Losses
     Provision for loan losses increased to $25 million during the second quarter of 2009 compared to $24 million during the same period a year earlier. Provision for loan and lease losses increased to $63 million during the first half of 2009, compared to a provision of $31 million during the same period in 2008. The increased provision during the first half of 2009 relates to weakening credit quality, particularly commercial real estate credits in connection with the residential housing markets, principally in our Western markets. See further discussion in the “Credit Quality” section later in the document. Realized losses (net charge-offs) in the commercial banking portfolio totaled $26 million during the second quarter of 2009, compared to $24 million the first quarter of 2009. The ratio of allowance for loan and lease losses to loans and leases increased to 4.15 percent, as compared to 3.57 percent at March 31, 2009 and 2.81 percent as of December 31, 2008.
Noninterest Income
     The following table shows the components of noninterest income for our commercial banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
		(Dollars in thousands)
Trust fees	$476	$549	$1,006	$1,130
Service charges on deposit accounts	1,021	1,189	2,057	2,273
Insurance commissions, fees and premiums	337	413	806	974
Gain from sales of loans	83	463	1,542	1,064
Loan servicing fees	357	334	696	670
Amortization of servicing assets	(366)	(293)	(990)	(608)
Brokerage fees	236	337	541	708
Other	234	1,409	1,218	2,857

Total noninterest income	$2,378	$4,401	$6,876	$9,068

Operating Expenses
     The following table shows the components of operating expenses for our commercial banking segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$11,127	$11,723	$22,251	$25,883
Other expenses	15,176	10,222	28,030	20,694

Total operating expenses	$26,303	$21,945	$50,281	$46,577

Efficiency ratio	113.9%	70.1%	100.5%	73.0%
Number of employees at period end(1)			430	532

(1)	On a full time equivalent basis.
     Operating expenses for the three and six months ended June 30, 2009 totaled $26 million and $50 million, respectively, an increase of 20% and 8% over the same periods in 2008. Reduced headcount resulted in a reduction in salaries and employees benefits during 2009 compared to the same periods a year ago, offset by other operating expenses which were higher primarily due to increased FDIC insurance premiums and professional fees associated with loan sales during the second quarter.
Balance Sheet
     Total commercial banking assets at June 30, 2009 were $2.4 billion, compared to $2.9 billion at December 31, 2008. Earning assets for the six months ended June 30, 2009 averaged $2.5 billion, down $0.5 billion from the same period in 2008. Average core deposits for the second quarter of 2009 totaled $1.7 billion, a decrease of 6% over average core deposits in the first quarter 2009. The asset decline relates primarily to the $0.2 billion of loan sales that occurred during the second quarter and discussed in more detail below.
Loan Sales
     On June 30, 2009, we entered into a Loan Sale and Transfer of Servicing Agreement (“Loan Sale Agreement”) with First Financial Bank, National Association, a national banking association located in Hamilton, Ohio (“First Financial”). Under the Loan Sale Agreement, Irwin Union Bank and Trust sold approximately $150 million of commercial loans at par to First Financial.
     In addition to customary terms, conditions and covenants, the Loan Sale Agreement provides First Financial with the opportunity, during the next 180 days, to require us to repurchase any loan that is found to be in breach of a representation or warranty in the Loan Sale Agreement, after we are first given the opportunity to cure any such breach over a 10 to 20-business day period. Under the Loan Sale Agreement, we deposited $5 million of the purchase price paid by First Financial into an escrow account to fund the repurchase of any non-compliant loans. The Loan Sale Agreement provides that any funds remaining in the escrow account at the end of the 180-day repurchase period are to be released to us.
     In July, 2009, we entered into a separate Purchase and Assumption Agreement (the “Purchase and Assumption Agreement”) with First Financial under which we agreed to sell three branches located in Carmel, Greensburg and Shelbyville, Indiana. The Purchase and Assumption Agreement provides for First Financial to assume the deposit liabilities at the three branches at par, and for us to sell loans in a minimum aggregate amount of $50 million, also at par, to First Financial. The purchase price of these loans and the other assets being sold by Irwin Union Bank and Trust will be offset against the amount we owe First Financial for assuming our deposits and other liabilities under the Purchase and Assumption Agreement. The transactions described in the Purchase and Assumption Agreement are subject to the receipt of First Financial’s required regulatory approvals, as well as other customary conditions, and we expect the transaction to close in the third quarter of 2009. Due to the agreement to sell $50 million of loans under this agreement during the third quarter, we reclassified such amount of loans into held-for-sale classification as of June 30, 2009.
     The Purchase and Assumption Agreement obligates us to pay a termination fee of $5 million if the agreement is terminated for any reason, other than due to a breach by First Financial that is not or cannot be cured within 30 days of notification, or if the transaction is not consummated by October 31, 2009. Upon execution of the Purchase and Assumption Agreement, we deposited $90 million into a deposit account at First Financial (the “Special Deposit”). The Purchase and Assumption Agreement provides that we are to use the Special Deposit to fund the expected payment we will make to First Financial at the closing of the transaction. The Purchase and Assumption Agreement also provides that we may withdraw the funds in the Special Deposit only upon (i) our payment to First Financial of the termination fee provided for under the Purchase and Assumption Agreement, or (ii) our payment to First Financial of any and all amounts due at the closing of the branch sales. Other withdrawals by us from the Special Deposit will require the prior approval of First Financial. Any funds remaining in the Special Deposit following either the termination of the Purchase and Assumption Agreement or the consummation of the transactions set forth therein shall be returned to us.
     In addition to the above transactions, we also closed a number of separate transactions between June 26 and June 30, 2009 for the sale of approximately $40 million in the aggregate of loans to other purchasers.
Credit Quality
     The pace of deterioration in several measures of our commercial banking credit quality has slowed materially over the past quarter. However, in total, they have generally deteriorated since year end, reflecting increased weakness in the regional economies in which we participate. Delinquencies of 30 days or more rose to 3.57 percent from 2.96 percent at December 31, 2008, although they have declined meaningfully since March 31, 2009, when 30 day and greater delinquencies were 4.46 percent. Approximately 50 percent of our nonperforming loans are related to construction and land development and have been affected by the deteriorating residential housing markets, particularly in the western markets. We undertook an extensive review of each of these loans, including a collateral and guarantor review, and as a result, recorded specific reserves on impaired loans. In addition, we established a “Troubled Asset Group” to work out or dispose of stressed and nonperforming loans. Nonperforming loans have increased 39 percent since December 31, 2008. Specific reserves related to the nonperforming construction and land development loans totaled 8 percent of the principal balance of such loans. In total, charge-offs for the quarter were $26 million, up from $14 million in the second quarter of 2008 and from first quarter of 2009 charge-offs of $24 million. The allowance for loan losses to total loans increased to 4.2 percent at June 30, 2009, compared to 2.8 percent at December 31, 2008. Total nonperforming assets increased $26 million in the second quarter of 2009. Other real estate owned (OREO) increased $22 million compared to the 2008 year-end balance.
     The following table shows information about our nonperforming assets and our allowance for loan losses in this segment:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming loans	$181,207	$129,953
Other real estate owned	35,701	13,377

Total nonperforming assets	$216,908	$143,330

Nonperforming assets to total assets	9.15%	4.99%
Allowance for loan losses	$85,248	$72,598
Allowance for loan losses to total loans	4.15%	2.81%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Provision for loan losses	$25,087	$24,481	$62,696	$31,061
Net charge-offs	26,462	14,022	50,046	15,991
Net charge-offs to average loans (annualized)	4.48%	1.93%	4.13%	1.10%

Commercial Finance
     The following table shows selected financial information for our commercial finance segment for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
	(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$5,107	$13,464		$10,388	$27,403
Provision for loan and lease losses	(5,881)	(48,201	) (1)	(11,411)	(52,857	) (1)
Noninterest income	2,057	2,825		2,735	9,114

Total net revenue	1,283	(31,912)		1,712	(16,340)
Operating expense	(1,695)	(7,397)		(5,075)	(15,524)

Loss before taxes	(412)	(39,309)		(3,363)	(31,864)

Selected Operating Data:
Net charge-offs	$1,507	$4,983		$4,160	$7,719
Net interest margin	3.03%	4.24%		3.08%	4.34%
Total funding of loans and leases	$24,228	$146,444		$52,245	$289,003

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data at End of Period:
Total assets	$662,533	$676,399
Loans and leases held for sale	227,810	35,078
Loans and leases	428,204	634,714
Allowance for loan and lease losses	(9,732)	(8,581)
Shareholder’s equity	31,507	33,395

(1)	These leases were reclassified from loans held for investment to loans held for sale during the second quarter of 2008. A $41 million provision for the three-month and six-month periods ended June 30, 2008 was recorded related to a mark-to-market adjustment on these small-ticket leases that were sold in the third quarter of 2008. A writedown to the allowance for loan and lease losses was recorded to reduce the carrying amount of these leases to lower of cost or market at the time of the transfer.
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

	June 30,	December 31,
	2009	2008
California	15.1%	14.7%
Texas	12.0	11.0
New York	8.1	9.0
New Jersey	7.8	7.1
All other states	57.0	58.2

Total	100.0%	100.0%

Total Franchise Portfolio in thousands	$646,199	$624,829
     The following table provides yield and delinquency information about the loan portfolio of our franchise finance segment at the dates shown:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Domestic franchise loans	$646,199	$624,829
Weighted average coupon	8.27%	8.95%
Delinquency ratio	1.45	3.65
Pretax Results
     During the three months ended June 30, 2009, the commercial finance segment recorded a pretax loss of $0.4 million, compared to a pretax loss of $39 million for the same period in the prior year. Year to date, the commercial finance segment lost $3.4 million pretax compared to a pretax loss of $31.9 million for the same period in the prior year. The 2009 improvement in earnings relates primarily to the lower-of-cost-or-market adjustment recorded during the second quarter 2008 with respect to $322 million of small ticket leases. These leases were reclassified at June 30, 2008 to held for sale as we no longer had the intent to hold these leases for the foreseeable future. This lower-ofcost-or-market adjustment totaled $41 million and is included in provision for loan and lease losses. In late July 2008, we sold these leases to an independent third party.
Net Interest Income
     The following table shows information about net interest income for our commercial finance segment:

	Three Months June 30,		Six Months June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net interest income	$5,107	$13,464	$10,388	$27,403
Average interest earning assets	677,130	1,278,476	680,590	1,269,979
Net interest margin	3.03%	4.24%	3.08%	4.34%
     Net interest income was $5 million for the quarter ended June 30, 2009, a decrease of 62% over the same quarter in 2008. Year to date net interest income was $10 million, compared to $27 million in 2008. The decrease in net interest income resulted primarily from a decrease in our portfolio balance due to the sale of our small ticket leasing portfolio in July 2008. The total loan and lease portfolio has decreased to $0.7 billion at June 30, 2009, compared to $1.2 billion at June 30, 2008. This segment originated $24 million and $52 million in loans during the second quarter and year-to-date 2009, respectively, compared to $146 million and $289 million of loans and leases during the same periods of 2008.

     Net interest margin for the second quarter of 2009 was 3.03% compared to 4.24% in 2008 for the same period. Year-to-date margins declined to 3.08% in 2009 compared to 4.34% during the same period in 2008. The decrease in 2009 is due primarily to a higher concentration of lower yield franchise product compared to the same periods in 2008.
Provision for Loan and Lease Losses
     The provision for loan and lease losses was $6 million during the second quarter of 2009 compared to $48 million for the same period in 2008. The provision for loan and lease losses was $11 million during the first six months in 2009 compared to $53 million for the same period in 2008. The decreased provisioning levels relate primarily to the $41 million lower-of-cost-or-market adjustment on the small ticket leases that were transferred to held-for-sale classification in 2008. This adjustment was recorded as a write down to the allowance for loan and lease losses at the time of transfer.
Noninterest Income
     The following table shows the components of noninterest income for our commercial finance segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Gain from sales of loans	$181	$684	$181	$6,513
Derivative gains (losses), net	—	358	—	(759)
Other	1,876	1,783	2,554	3,360

Total noninterest income	$2,057	$2,825	$2,735	$9,114

     Noninterest income during the three months ended June 30, 2009 decreased 27% over the same period in 2008. Year to date, noninterest income was $2.7 million, compared to $9.1 million in the same period of 2008. Included in noninterest income were gains on loans sales that totaled $0.2 million for both quarter and year ended June 30, 2009, compared to gains of $0.7 million and $6.5 million during the same periods in 2008.
Operating Expenses
     The following table shows the components of operating expenses for our commercial finance segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Salaries and employee benefits	$1,333	$4,433	$3,346	$9,567
Other	362	2,964	1,729	5,957

Total operating expenses	$1,695	$7,397	$5,075	$15,524

Efficiency ratio	23.66%	45.41%	38.67%	42.51%
Number of employees at period end (1)			51	206

(1)	On a full time equivalent basis.
     Operating expenses during the second quarter and first half of 2009 totaled $1.7 million and $5.1 million, respectively, a decrease of 77% and 67% over the same periods in 2008. The decreased operating expenses relates to the restructuring in this segment including the sale of the majority of our equipment lease portfolio in this segment in 2008.

Credit Quality
     The commercial finance segment had nonperforming loans and leases at June 30, 2009 of $20 million, compared to $16 million as of December 31, 2008. Net charge-offs recorded by this segment totaled $1.5 million for the second quarter of 2009, compared to $5.0 million for the second quarter of 2008. Net charge-offs year to date were $4.2 million, down from the $7.7 million of net charge-offs recorded in the first half of 2008. Our allowance for loan and lease losses at June 30, 2009 totaled $10 million, representing 2.27% of loans and leases, compared to a balance at December 31, 2008 of $8.6 million, or 1.35% of loans and leases.
     The following table shows information about our nonperforming and the allowance for loan losses for the commercial finance segment:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Nonperforming leases	$20,291	$16,117
Allowance for lease losses	9,732	8,581
Allowance for lease losses to total leases	2.27%	1.35%

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Provision for lease losses	$5,881	$48,201	$11,411	$52,857
Net charge-offs	1,507	4,983	4,160	7,719
Net charge-offs to average leases	0.92%	1.58%	1.26%	1.23%

Home Equity Lending
     The following table shows selected financial information for the home equity lending segment which is in a run-off mode:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Selected Income Statement Data:
Net interest income	$(9,095)	$21,611	$(4,397)	$44,992
Provision for loan and lease losses	(14,463)	(85,147)	(35,326)	(118,432)
Noninterest income	16,526	3,413	1,940	495

Total net revenues	(7,032)	(60,123)	(37,783)	(72,945)
Operating expenses	(14,593)	(13,910)	(26,303)	(27,921)

Loss before taxes	(21,625)	(74,033)	(64,086)	(100,866)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Selected Balance Sheet Data:
Total assets	$232,759	$1,106,305
Home equity loans and lines of credit(1)	241,333	294,020
Allowance for loan losses	(53,200)	(55,621)
Home equity loans held for sale	—	803,688
Mortgage servicing assets	2,210	15,096
Short-term borrowings	103,628	76,701
Collateralized debt	68,940	912,792
Shareholders’ equity	66,960	139,064
Selected Operating Data:
Weighted average coupon rate:
Lines of credit	9.38%	8.12%
Loans	12.23	11.07

(1)	Includes $0.2 billion and $1.1 billion of loans at June 30, 2009 and December 31, 2008, respectively, pledged as collateral as part of securitized financings.
     Our home equity segment historically originated, sold and serviced first mortgages and high loan-to-value home equity loans nationwide. We ceased loan originations in 2008 and sold and/or contracted for subservicing the entirety of our loan servicing portfolio in the first quarter of 2009. The remaining portfolio is in run-off.
Portfolio
     The majority of our home equity loans are second mortgages. Our home equity portfolio consists generally of refinance/debt consolidation loans with a maximum combined loan-to-value (CLTV) ratio of 125%. The origination focus was on owner-occupied, prime quality borrowers (with FICO scores generally limited to above 660), with small concentrations of non-owner occupied, second home, and 3-4 unit properties. Full appraisals were required for first mortgages, with automated valuation models (AVMs) allowed for second liens, after 12 months of home ownership.
Pretax Results
     Our home equity lending business recorded a pretax loss of $22 million during the three months ended June 30, 2009, compared to a pretax net loss for the same period in 2008 of $74 million. A year-to-date pretax loss of $64 million was recorded through June 30, 2009, compared to pretax loss of $101 million during the same period a year earlier.

Net Revenue
     Net revenue for the three and six months ended June 30, 2009 totaled $7 million loss and $38 million loss, respectively, compared to net revenue for the same periods in 2008 of $60 million loss and $73 million loss.
     The following table sets forth certain information regarding net revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)
Net interest income (expense)	$(9,095)	$21,611	$(4,397)	$44,992
Provision for loan losses	(14,463)	(85,147)	(35,326)	(118,432)
Gain (loss) on sales of loans	(472)	207	(19,501)	754
Loan servicing fees	1,243	2,541	3,527	4,703
(Amortization) and (impairment) recovery of servicing assets	(100)	2,232	(3,623)	(1,671)
Derivative gains (losses)	(12)	—	(46)	(1)
Other	15,867	(1,567)	21,583	(3,290)

Total net revenue	$(7,032)	$(60,123)	$(37,783)	$(72,945)

     Net interest income decreased to $9 million loss for the three months ended June 30, 2009, compared to a $22 million gain for the same period in 2008. Year-to-date net interest income for 2009 was $4 million loss, compared to a gain $45 million for 2008. The decrease in net interest income is a result of the declining size of the portfolio during the first half of 2009 relative to the same period in 2008. In addition, we entered into a securitization in the third quarter of 2008 in which the coupon on the securitization debt exceeds the weighted average coupon on the underlying loans creating a negative net interest margin.
     Provision for loan losses totaled $14 million in the second quarter of 2009, compared to $85 million during the same period in 2008. Year-to-date provision for loan losses was $35 million in 2009 compared to $118 million in 2008. The performance of portfolio loans continued to deteriorate, leading to the need to provide additional reserves for probable loan losses. We expect weakness in this portfolio could continue as long as challenging conditions in the mortgage market persist.
     Included in loss on sales of loans during the first quarter of 2009 was a $12 million lower-of-cost-or-market adjustment. This adjustment relates to our home equity loans held for sale portfolio, $0.8 billion of which was derecognized during March and April of 2009. At June 30, 2009 we no longer have these loans on our balance sheet.
     On March 31, 2009, we sold mortgage servicing rights and platform assets related to certain of our home equity securitizations. In accordance with SFAS 140, this sale enabled us to derecognize $0.8 billion of loans and related assets as well as a similar amount of collateralized debt from our balance sheet during the first half of 2009. This sale of mortgage servicing rights resulted in a net loss on sale of $7 million in the first half of the year. We also agreed to have the acquirer of those servicing assets subservice other portions of our portfolio, thus ending our direct servicing operations.
     Loan servicing fees totaled $4 million during the first half of 2009 compared to $5 million during the same period in 2008. The servicing portfolio on which we earn separately recorded servicing fees at our home equity lending segment totaled $0.4 billion and $0.8 billion at June 30, 2009 and 2008, respectively.
     Amortization and impairment of servicing assets includes amortization expenses and valuation adjustments relating to the carrying value of servicing assets. We determine fair value using an independent, third-party valuation or discounted cash flows and assumptions as to estimated future servicing income and costs that we believe market participants would use to value similar assets. In addition, we periodically assess these modeled assumptions for reasonableness through independent third-party valuations. At June 30, 2009, net servicing assets totaled $2 million compared to $15 million at December 31, 2008. This decrease relates to the March 31, 2009 sale of mortgage servicing rights. Servicing asset amortization and impairment expense totaled $3.6 million during the first half of 2009, compared to $1.7 million for the same period in 2008.

     We have elected SFAS 159 to “fair value” the collateralized debt at home equity. Due to an increase in the expectation of future losses in the collateral underlying this debt, we recorded a fair value gain on the debt which accounted for $16 million of the other income in the second quarter of 2009.
Operating Expenses
     The following table shows operating expenses for our home equity segment for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Dollars in thousands)		(Dollars in thousands)
Salaries and employee benefits	$4,654	$8,137	$7,657	$15,940
Other	9,939	5,773	18,646	11,981

Total operating expenses	$14,593	$13,910	$26,303	$27,921

Number of employees at period end (1)			56	290

(1)	On a full time equivalent basis.
     Operating expenses were $15 million and $26 million for the three and six months ended June 30, 2009, compared to $14 million and $28 million for the same periods in 2008.
Credit Quality
     The credit quality of our portfolios continued to decline during the first half of 2009, reflecting declining economic conditions, including increases in unemployment. The following table sets forth certain information for our loan portfolio. Delinquency rates on our portfolio result from a variety of factors, including loan seasoning, portfolio mix, and general economic conditions.

	June 30,	December 31,
	2009	2008
Loan Portfolio	(Dollars in thousands)
Total Loans	$241,333	$1,097,708
30 days past due	13.74%	11.13%
90 days past due	6.40	4.77
     The majority of the loans included in the $0.2 billion of unsold loans are funded through collateralized borrowings, as further explained in Note 9. While the Generally Accepted Accounting Principles (GAAP) treatment of these loans is to present them as “unsold” as they fail “sale” treatment under SFAS 140 (i.e., we have not surrendered complete control of the assets), legally, these loans have been transferred to bankruptcy-remote trusts (“securitization trusts”). These trusts are the issuers of the asset-backed bonds which are shown on our balance sheet as collateralized notes. We are not obligated to, nor do we expect that we would, support the bonds issued by these trusts by providing cash or other security interest to the trusts in the future should the underlying home equity loan performance be insufficient to support debt service to bondholders. It should be noted that such a potential debt service short-fall to the bondholders would not be considered an event of default by Irwin as we are not the obligors on these securitization bonds. The representations and warrants we make in selling loans to securitization trusts do not include loan performance based items. This has historically limited, and we believe should continue to limit, our loan repurchase risk in this segment.
Parent and Other
     Results at the parent company and other businesses (including Treasury operations for each of our principal subsidiaries) totaled a pretax net loss of $8 million and $17 million for the three and six months ended June 30, 2009, compared to pretax losses of $5 million and $23 million during the same periods in 2008. Included in the Parent company operating results are allocations to our subsidiaries of interest expense related to our interest-bearing capital obligations. During the six month period ended June 30, 2009, we allocated $4.9 million of these expenses to our subsidiaries, compared to $7.9 million during the first half of 2008. Subsidiaries also pay fees to the parent to cover direct and indirect services. In addition, certain services are provided from one subsidiary to another. Intercompany income and expenses are calculated on an arm’s-length, external market basis and are eliminated in consolidation.
     Losses at the parent company and other entities relate to operating and interest expenses in excess of management fees charged to the segments and interest income earned on intracompany loans. Each subsidiary pays taxes to the parent at the statutory rate. The results for the first half of 2008 also include a $20 million, other-than-temporary impairment on a portion of our securities portfolio.
Risk Management
     We are engaged in businesses that involve the assumption of risks including:
•	Credit risk
•	Liquidity risk
•	Market risk (including interest rate and foreign exchange risk)
•	Operational risk
•	Compliance risk
     The Board of Directors has primary responsibility for establishing the Corporation’s risk appetite and overseeing its risk management system. Primary responsibility for management of risks within the risk appetite set by the Board of Directors rests with the managers of our business units, who are responsible for establishing and maintaining internal control systems and procedures that are appropriate for their operations. To provide an independent assessment of line management’s risk mitigation procedures, we have established a centralized enterprise-wide risk management function which reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Committee of our Board of Directors. Our Internal Audit function independently audits both risk management activities in the segments and the work of the centralized enterprise-wide risk management function.
     Each segment that assumes risk uses a formal process to manage this risk. In all cases, the objectives are to ensure that risk is contained within the risk appetite established by our Board of Directors and expressed through policy guidelines and limits. In addition, we attempt to take risks only when we are adequately compensated for the level of risk assumed, based on our best estimates.
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
Credit Risk
     The assumption of credit risk is a key source of our earnings. However, the credit risk in our loan portfolios has the most potential for a significant effect on our consolidated financial performance. Both of our on-going segments have a Chief Credit Officer (CCO) with expertise specific to the product line, and the segments manage credit risk through various combinations of the use of lending policies, credit analysis and approval procedures, periodic loan reviews, servicing activities, and/or personal contact with borrowers, in addition to portfolio level analysis of risk concentrations. Commercial loans over a certain size, depending on the loan type and structure, are reviewed by a loan committee prior to approval. We perform independent loan review across the Corporation through a centralized function that reports directly to the head of Credit Risk Management who in turn reports to the Chief Risk Officer.

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
     Within the allowance, there are specific and expected loss components. The specific loss component is based on a regular analysis of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. From this analysis we determine the loans that we believe to be impaired in accordance with SFAS 114. Management has defined impaired as nonaccrual loans. For loans determined to be impaired, we measure the level of impairment by comparing the loan’s carrying value using one of the following fair value measurement techniques: present value of expected future cash flows, observable market price, or fair value of the associated collateral. An allowance is established when the collateral value of the loan, discounted for selling costs, implies a value that is lower than carrying value. In addition to establishing allowance levels for specifically identified higher risk graded or high delinquency loans, management determines an allowance for all other loans in the portfolio for which historical or projected experience indicates that certain losses will occur. These loans are segregated by major product type, and in some instances, by aging, with an estimated loss ratio or migration pattern applied against each product type and aging category. For portfolios that are too new to have adequate historical experience on which to base a loss estimate, we use estimates derived from industry experience and management’s judgment. The loss ratio or migration patterns are generally based upon historic loss experience or historic delinquency of risk rating migration behaviors, respectively, for each loan type adjusted for certain environmental factors management believes to be relevant.
     The significant increase in the provision for loan and lease losses generally resulted from deterioration in asset quality in loans held for investment. As of June 30, 2009, approximately 12% of our loan portfolio consisted of real estate construction and land development and 26% consisted of residential real estate mortgage loans. The performance of these loans has been severely affected by negative trends in real estate markets, and in particular residential home prices. These market trends resulted in observed increases in delinquencies, risk rating migration, roll-rates, watch list loans, non-performing assets, classified loans, and charge-offs for these loan types. Other types of commercial real estate loans (excluding construction and land development loans), which represented an additional 39% of the portfolio, were affected by these price trends to a lesser degree. Reserve levels for other loan types not directly tied to real estate markets, which accounted for the remaining 23% of the portfolio, were mostly unchanged over the period.
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
     Our consolidated loan loss provision totaled $45 million in the second quarter of 2009 compared to $158 million during the same period in 2008. Year to date provision totaled $109 million in 2009 compared to $202 million in 2008. The provisions in the 2008 periods were much higher as they primarily related to a) our small ticket leasing portfolio where we recognized a lower-of-cost-or-market adjustment in preparation for the sale of the portfolio in the third quarter of 2008; and, b) our home equity segment where we have since derecognized the majority of our portfolio. Our home equity loans held for investment portfolio decreased from $1.4 billion at June 30, 2008 to $0.2 billion at June 30, 2009. The 2009 provision relates primarily to our commercial banking portfolio and our remaining home equity portfolio that is in runoff mode. The provision at the commercial bank has increased during the first half of 2009 compared to the same period in 2008 and relates to an increase in classified assets, watch list loans and non-performing assets. The increase in non-accruals was primarily related to construction and land development loans in the commercial banking Western markets.

     The consolidated allowance for loan and lease losses increased from $137 million at December 31, 2008 to $148 million at June 30, 2009. The commercial bank’s allowance for loan loss increased to $85 million at June 30, 2009 compared to $73 million at December 31, 2008. The commercial bank migration analysis resulted in the majority of this increase to the allowance at June 30, 2009 compared to December 31, 2008. At June 30, 2009, the consolidated allowance for loan and lease losses was 5.4 percent of outstanding loans and leases compared to 3.9 percent at December 31, 2008. The allowance for loan and lease losses represented 68 percent of nonperforming loans at June 30, 2009 compared to 81 percent at December 31, 2008.
     Net charge-offs for the three months ended June 30, 2009 were $47 million, or 5.6 percent of average loans (annualized), compared to $48 million, or 3 percent of average loans during the same period in 2008. Year-to-date net charge-offs were $92 million compared to $78 million during the same period in 2008. The decrease in charge-off dollars reflects the decrease in our home equity and small ticket portfolios. We continue to experience abnormally high charge-off rates due to continued deterioration in the portfolio due to softening in the economy. The credit quality of commercial loans where the activities of the borrower are related to housing and other real estate markets has deteriorated most sharply. In addition, the decline in real estate values has increased the loan-to-value ratios of our home equity customers, thereby weakening collateral coverage and increasing the expected loss in the event of default.
     Total nonperforming loans and leases at June 30, 2009, were $217 million compared to $168 million at December 31, 2008. Nonperforming loans and leases as a percent of total loans and leases at June 30, 2009 were 8.0 percent, an increase from 4.8 percent at December 31, 2008. Other real estate we owned totaled $38 million at June 30, 2009, compared to $19 million at December 31, 2008. This increase relates to the increased number of loan foreclosures that we have experience during 2009. Total nonperforming assets at June 30, 2009 were $256 million, or 7.6 percent of total assets compared to nonperforming assets at December 31, 2008 of $220 million, or 4.5 percent of total assets. The following table shows information about our nonperforming assets at the dates shown:

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Accruing loans past due 90 days or more:
Commercial, financial and agricultural loans	$164	$2,964
Real estate mortgages	—	41
Consumer loans	282	26

	446	3,031

Nonaccrual loans and leases:
Commercial, financial and agricultural loans	175,700	124,670
Real estate mortgages	17,995	22,387
Consumer loans	2,795	1,930
Commercial financing:
Franchise financing	18,795	13,814
Domestic leasing	1,496	2,353

	216,781	165,154

Total nonperforming loans and leases	217,227	168,185

Other real estate owned & other	37,867	51,786

Total nonperforming assets	$255,094	$219,971

Nonperforming loans and leases to total loans and leases	8.0%	4.8%

Nonperforming assets to total assets	7.6%	4.5%

     For the periods presented, the balances of any restructured loans are reflected in the table above either in the amounts shown for “accruing loans past due 90 days or more” or in the amounts shown for “nonaccrual loans and leases.”
     The nonperforming assets at June 30, 2009 and December 31, 2008 were held at our segments as follows:

	June 30,	December 31,
	2009	2008
	(In millions)
• Commercial banking	$217	$143
• Commercial finance	21	17
• Home equity lending	17	58
• Mortgage banking	1	2
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
     The objectives of liquidity management are to ensure that funds will be available to meet current and future demands and that funds are available at a reasonable cost. Since loan assets are less marketable than securities and, therefore, need less volatile liability funding, the ratio of total loans to total deposits is a traditional measure of liquidity for banks and bank holding companies. At June 30, 2009, the ratio of loans to total deposits was 111 percent. We permanently fund a portion of our loans with secured financings, which effectively eliminates liquidity risk on these assets until we elect to exercise a “clean up call “or until the loans mature or pay-off. The ratio of loans to total deposits after reducing loans for those funded with secured financings was 103 percent.
     Our deposits consist of two primary types: non-maturity transaction account deposits and certificates of deposit (CDs). Core deposits exclude jumbo CDs, brokered CDs, and public funds CDs. Core deposits totaled $1.8 billion at June 30, 2009, a $0.1 billion decrease from December 31, 2008.
     Non-maturity transaction account deposits are generated by our commercial banking segment and include deposits placed into checking, savings, money market and other types of deposit accounts by our customers. These types of deposits have no contractual maturity date and may be withdrawn at any time. While these balances fluctuate daily, a large percentage typically remains for much longer. At June 30, 2009, these deposit types totaled $0.9 billion, a $0.1 billion decrease from December 31, 2008.
     A significant portion of our funding comes from public fund deposits, the majority of which are in the State of Indiana. On June 30, 2009, we had $443 million of public fund deposits, $420 million of which were in Indiana. Irwin Union Bank and Trust must continue to meet the minimum capital standard of the Indiana Department of Financial Institutions in order to continue accepting public funds in Indiana. Of the Indiana public funds, $236 million were in non-maturity operating accounts and $184 million were in certificates of deposits with laddered maturities. Indiana public funds are insured by the Indiana Public Deposit Insurance Fund and, in some cases, by the FDIC. Irwin Union Bank and Trust continues to be eligible to accept public funds in Indiana. Its ongoing eligibility depends upon continued progress on the Corporation’s plans to improve the banks’ capital ratios through raising additional capital and maintenance of the Banks’ “adequately capitalized” status. As with any bank, our bank’s primary regulators, the Federal Reserve Bank of Chicago and the Indiana Department of Financial Institutions, may declare the bank undercapitalized at any time regardless of its current capital ratios. Such an occurrence would cause us to become ineligible to accept additional public funds in Indiana that are not insured by the FDIC. Existing non-FDIC-insured public funds in Indiana would continue to be insured to the extent provided by the Public Deposit Insurance Fund statute.

     CDs differ from non-contractual maturity accounts in that they do have contractual maturity dates. We issue CDs both directly to customers and through brokers. As of June 30, 2009, CDs issued directly to customers totaled $0.6 billion, unchanged from December 31, 2008. Brokered CDs are typically considered to have higher liquidity (renewal) risk than CDs issued directly to customers, since brokered CDs are often done in large blocks and since a direct relationship does not exist with the depositor. In recognition of this, we manage the size and maturity structure of brokered CDs closely. For example, the maturities of brokered CDs are laddered to mitigate liquidity risk. CDs issued through brokers totaled $0.7 billion at June 30, 2009, and had an average remaining life of 12 months, a decline of $0.2 billion and 1 month, respectively, from December 31, 2008. Irwin Union Bank and Trust Company and Irwin Union Bank, F.S.B. are no longer permitted to accept brokered deposits unless they receive the prior approval of the Federal Deposit Insurance Corporation or return to “well capitalized” status. We believe that an application to the FDIC for approval in either subsidiary would not be granted.
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
     Other borrowings consist of borrowings from several sources. Our largest borrowing source is the Federal Home Loan Bank of Indianapolis (FHLBI). We utilize their collateralized borrowing programs to help fund qualifying first mortgage, home equity and commercial real estate loans. As of June 30, 2009, FHLBI borrowings outstanding totaled $0.3 billion, a $0.2 billion decrease from December 31, 2008. We had sufficient collateral pledged to FHLBI at June 30, 2009 to borrow an additional $0.1 billion, if needed.
     We also maintain collateral at the Federal Reserve Bank that we can borrow against as a contingency funding source. We had sufficient collateral pledged as of June 30, 2009 to support up to $46 million of borrowings.
Market Risk (including Interest Rate and Foreign Exchange Risk)
     Because all of our assets are not perfectly match-funded with like-term liabilities, our earnings are affected by interest rate changes. Interest rate risk is measured by the sensitivity of both net interest income and fair market value of net interest sensitive assets to changes in interest rates.
     Our corporate-level asset-liability management committee (ALMC) oversees the interest rate risk profile of all of our segments and the ALMC monitors the repricing structure of assets, liabilities and off-balance sheet items. It uses a financial simulation model to measure the potential change in market value of all interest-sensitive assets and liabilities and also the potential change in earnings resulting from changes in interest rates. We incorporate many factors into the financial model, including prepayment speeds, prepayment fee income, deposit rate forecasts for non-maturity transaction accounts, caps and floors that exist on some variable rate instruments, embedded optionality and a comprehensive mark-to-market valuation process. We reevaluate risk measures and assumptions regularly, enhance modeling tools as needed, and, on an approximately annual schedule, have the model validated by internal audit or an out-sourced provider under internal audit’s direction.
     We assume interest rate risk in the form of repricing structure mismatches between our loans and leases and funding sources. We manage this risk by adjusting the duration of their interest sensitive liabilities and through the use of hedging via financial derivatives.
     The following tables reflect our estimate of the present value of interest sensitive assets, liabilities, and off-balance sheet items at June 30, 2009. In addition to showing the estimated fair market value at current rates, they also provide estimates of the fair market values of interest sensitive items based upon a hypothetical instantaneous and permanent move both up and down 100 and 200 basis points in the entire yield curve.
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
     The analyses are based on discounted cash flows over the remaining estimated lives of the financial instruments. The interest rate sensitivities apply only to transactions booked as of June 30, 2009, although certain accounts are normalized whereby the three- or six-month average balance is included rather than the quarter-end balance in order to avoid having the analysis skewed by a significant increase or decrease to an account balance at quarter end.
     The tables that follow should be considered in light of the following:
•	The net asset value sensitivities do not necessarily represent the changes in the segments’ net asset value that would actually occur under the given interest rate scenarios, as sensitivities do not reflect changes in value of the companies as a going concern, or consider potential rebalancing or other management actions that might be taken in the future under asset/liability management as interest rates change.
•	The tables below show modeled changes in interest rates for individual asset classes. Asset classes in our portfolio have interest rate sensitivity tied to different underlying indices or instruments. While the rate sensitivity of individual asset classes presented below is our best estimate of changes in value due to interest rate changes, the total “potential change” figures are subject to basis risk between value changes of individual assets and liabilities which have not been included in the model.
•	Few of the asset classes shown react to interest rate changes in a linear fashion. That is, the point estimates we have made at “Current” and “+/-2%” and “+/-1%” are appropriate estimates at those amounts of rate change, but it may not be accurate to interpolate linearly between those points. This is most evident in products that contain optionality in payment timing or pricing such as mortgage servicing or nonmaturity transaction deposits.
•	Finally, the tables show theoretical outcomes for dramatic changes in interest rates which do not consider potential rebalancing or repositioning of hedges and balance sheet mix. Normal fluctuations in non-interest sensitive assets and liabilities can cause fluctuations in interest-sensitive assets and liabilities that can cause the market value of equity to fluctuate from year to year.
Economic Value Change Method

	Present Value at June 30, 2009
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$2,750,415	$2,711,022	$2,670,933	$2,633,133	$2,597,688
Loans held for sale	279,015	279,015	279,015	279,015	279,015
Mortgage servicing rights	4,481	4,700	5,528	6,740	7,190
Interest sensitive financial derivatives	(1,847)	(1,516)	(1,135)	(779)	(434)

Total interest sensitive assets	3,032,064	2,993,221	2,954,341	2,918,109	2,883,459

Interest Sensitive Liabilities
Deposits	(2,718,241)	(2,682,824)	(2,639,065)	(2,595,898)	(2,552,240)
Short-term borrowings	(295,480)	(288,760)	(281,952)	(275,365)	(269,068)
Long-term debt (1)	(13,910)	(13,550)	(13,193)	(12,865)	(12,570)

Total interest sensitive liabilities	(3,027,631)	(2,985,134)	(2,934,210)	(2,884,128)	(2,883,878)
Net market value as of March 31, 2009	$4,433	$8,087	$20,131	$33,981	$49,581

Change from current	$(15,698)	$(12,044)	$—	$13,850	$29,450

Net market value as of December 31, 2008	$90,557	$82,148	$74,392	$78,540	$85,929

Change from current	$16,165	$7,756	$—	$4,148	$11,537

(1)	Includes certain debt which is categorized as “collateralized borrowings” in other sections of this document

GAAP-Based Value Change Method

	Present Value at June 30, 2009
	Change in Interest Rates of:
	-2%	-1%	Current	+1%	+2%
	(In Thousands)
Interest Sensitive Assets
Loans and other assets	$7,032	$6,853	$6,675	$6,498	$6,330
Loans held for sale	279,015	279,015	279,015	279,015	279,015
Mortgage servicing rights	4,481	4,700	5,528	6,740	7,190
Interest sensitive financial derivatives	(1,847)	(1,516)	(1,135)	(779)	(434)

Total interest sensitive assets	288,681	289,052	290,083	291,474	292,101

Interest Sensitive Liabilities
Deposits (1)	—	—	—	—	—
Short-term borrowings (1)	—	—	—	—	—
Long-term debt (1)	—	—	—	—	—

Total interest sensitive liabilities	—	—	—	—	—
Net market value as of March 31, 2009	$288,681	$289,052	$290,083	$291,474	$292,101

Change from current	$(1,402)	$(1,031)	$—	$1,391	$2,018

Net market value as of December 31, 2008	$66,249	$66,672	$64,563	$67,564	$70,717

Change from current	$1,686	$2,109	$—	$3,001	$6,154

1)	Value does not change in GAAP presentation
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
     Our exposure to credit loss, in the form of nonperformance by the counterparty on commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. Collateral pledged for standby letters of credit and commitments varies but may include accounts receivable; inventory; property, plant, and equipment; and residential real estate. Total outstanding commitments to extend credit at June 30, 2009 were $0.4 billion and at December 31, 2008 were $0.6 billion. We had $37 million and $31 million in irrevocable standby letters of credit outstanding at June 30, 2009 and December 31, 2008, respectively.
Derivative Financial Instruments
     Financial derivatives are used as part of the overall asset/liability risk management process. We use certain derivative instruments that qualify and certain derivative instruments that do not qualify for hedge accounting treatment under SFAS 133. The derivatives that do not qualify for hedge treatment are classified as other assets and other liabilities and are marked to market on the income statement. While we do not seek Generally Accepted Accounting Principles (GAAP) hedge accounting treatment for the assets and liabilities that these instruments are hedging, the economic purpose of these instruments is to manage the risk inherent in existing exposures to either interest rate risk or foreign currency risk. For detail of our derivative activities, see Note 10 of our Consolidated Financial Statements.
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
     The Board has directed that primary responsibility for the management of operational and compliance risk rests with the managers of our segments, who are responsible for establishing and maintaining internal control procedures that are appropriate for their operations. Our enterprise-wide risk management function provides an independent assessment of line management’s operational risk mitigation procedures. This function, which includes enterprise-wide oversight of compliance, reports to the Chief Risk Officer (CRO), who in turn reports to the Risk Committee of our Board of Directors. We have developed risk and control summaries for our key business processes. Segment and corporate-level managers use these summaries to assist in identifying operational and other risks for the purpose of monitoring and strengthening internal and disclosure controls. Our Chief Executive Officer, Chief Financial Officer and Board of Directors, as well as the management committees of our subsidiaries, use the risk summaries to assist in overseeing and assessing the adequacy of our internal and disclosure controls, including the adequacy of our controls over financial reporting as required by section 404 of the Sarbanes Oxley Act and Federal Deposit Insurance Corporation Improvement Act.
Regulatory Environment
     The financial services business is highly regulated. Failure to comply with these regulations could result in substantial monetary or other damages that could be material to our financial position as well as significant enforcement actions against us of increasing severity, up to and including a regulatory takeover of our bank and/or thrift subsidiaries. Statutes and regulations may change in the future. We cannot predict what effect these changes, if made, will have on our operations. It should be noted that the supervision, regulation and examination of banks, thrifts and mortgage companies by regulatory agencies are intended primarily for the protection of depositors and other customers rather than shareholders of these institutions.
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
     The quantitative and qualitative disclosures about market risk are reported in the Market Risk (including Interest Rate and Foreign Exchange Risk) section of Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations found on pages 58 through 60.

Item 4.	Controls and Procedures.
     Disclosure Controls and Procedures — As of the end of the period covered by this report, the Corporation carried out an evaluation as required by Rule 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”), under the supervision and with the participation of management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Corporation’s disclosure controls and procedures as defined in Exchange Act Rule 13a-15(e) or 15d-15(e). Based on this evaluation, the CEO and the CFO have concluded that the Corporation’s disclosure controls and procedures were effective as of June 30, 2009.

     Internal Control Over Financial Reporting — In connection with the evaluation performed by management with the participation of the CEO and the CFO as required by Exchange Act Rule 13a-15(d) or 15d-15(d), there were no changes in the Corporation’s internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.
PART II. Other Information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
     (c) (Issuer Repurchases of Equity Securities). From time to time, we repurchase shares in connection with our equity-based compensation plans. We did not have any repurchase activity in the past three months.

Item 4.	Submission of Matters to a Vote of Security Holders.
a)	We held our Annual Meeting of Shareholders on May 29, 2009.
b)	Proposal No. 1. The following Director Nominees were elected to serve on the Board until the 2012 Annual Meeting, by the votes set forth below.

Nominees	Shares For	Shares Withheld
David W. Goodrich	26,439,412	900,411
Brenda J. Lauderback	26,439,003	900,820
John C. McGinty, Jr.	26,285,044	1,054,779
Marita Zuraitis	26,385,381	954,442
     The following directors are currently serving terms that expire as set forth below:

Sally A. Dean	2010
R. David Hoover	2011
William H. Kling	2010
William I. Miller	2011
Dayton H. Molendorp	2011
Lance R. Odden	2010
c)	In addition to the election of directors, the shareholders voted on and approved the following proposals:

			Shares	Broker
Matter	Shares For	Shares Against	Abstained	Non-votes
Proposal No. 2. Approval of an amendment to the Irwin Financial Corporation Employees’ Stock Purchase Plan III to add shares to the Plan	19,781,444	515,861	62,068	6,980,452

Proposal No. 3: Approval of the Irwin Financial Corporation and Affiliates Amended and Restated Short Term Incentive Plan to qualify the plan as performance-based compensation under Section 162(m) of the Internal Revenue Code	19,695,427	594,817	69,131	6,980,450

Proposal No. 4: Confirmation of Independent Public Accountants	26,948,155	342,876	48,794	0

Item 5.	Other Information.
     (a) On July 31, 2009, the Corporation agreed to the July 24, 2009 letter from Cummins Inc. extending its Standby Purchase Agreement commitment, as well as its indication of interest regarding any obligation to purchase common shares as part of a recapitalization plan, through December 31, 2009.

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

2.6
Asset Purchase Agreement dated as of the 31st day of March, 2009 by and among Green Tree Servicing LLC, Irwin Union Bank and Trust Company and Irwin Home Equity Corporation. (Incorporated by reference to Exhibit 2.6 of Form 10-Q Report for quarter ended March 31, 2009 and filed May 11, 2009, File No. 001-16691.)

2.7	Loan Sale and Transfer of Servicing Agreement entered into June 30, 2009 by and between First Financial Bank, National Association and Irwin Union Bank and Trust Company.

2.8	Purchase and Assumption Agreement dated July 1, 2009. Parties: First Financial Bank, N.A., Irwin Union Bank and Trust Company and Irwin Union Realty, Inc.

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

Exhibit
Number	Description of Exhibit

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

10.17	*Employee Stock Purchase Plan III, as amended and filed as Appendix A to the Irwin Financial Corporation Definitive Proxy Statement on April 17, 2009. (Incorporated by reference, File No. 001-16691.)

10.18
*Irwin Financial Corporation and Affiliates Amended and Restated Short Term Incentive Plan effective May 8, 2008. (Incorporated by reference to Exhibit 10.17 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.19	*Onset Capital Corporation Employment Agreement. (Incorporated by reference to Exhibit 10.26 to Form 10-Q Report for the quarter ended September 30, 2002, File No. 000-06835.)

10.20
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

10.22
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

10.24
*Irwin Commercial Finance Corporation First Amended and Restated Shareholder Agreement dated May 15, 2007. (Incorporated by reference to Exhibit 10.41 of Form 10-Q Report for the quarter ended June 30, 2007, File No. 001-16691.)

10.25
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

10.27	*Irwin Union Bank Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.41 of Form 10- K Report for period ended December 31, 2005, File No. 001-16691.)

10.28	*Irwin Commercial Finance Amended and Restated Performance Unit Plan. (Incorporated by reference to Exhibit 10.42 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.29
*First Amendment to the Irwin Commercial Finance Amended and Restated Performance Unit Plan, dated October 31, 2006. (Incorporated by reference to Exhibit 10.41 of Form 10-K report for the period ended December 31, 2006, File No. 001-16691.)

Exhibit
Number	Description of Exhibit

10.30	*Irwin Home Equity Corporation Performance Unit Plan. (Incorporated by reference to Exhibit 10.43 of Form 10-K Report for period ended December 31, 2005, File No. 001-16691.)

10.31	*Supplemental Performance Unit Grant-Jocelyn Martin-Leano, dated February 6, 2007. (Incorporated by reference to Exhibit 10.45 of Form 10-K filed March 9, 2007, File No. 001-16691.)

10.32
*Irwin Financial Corporation Amended and Restated 2007 Performance Unit Plan. (Incorporated by reference to Exhibit 10.31 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.33
*Agreement General Release and Covenant Not to Sue between Irwin Financial Corporation, and Thomas D. Washburn executed December 5, 2007. (Incorporated by reference to Exhibit 99.1 of Form 8-K filed December 13, 2007, File No. 001-16691.)

10.34
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

10.37
Standby Purchase Agreement, dated as of October 13, 2008, by and between Irwin Financial Corporation and Cummins Inc. (Incorporated by reference to Exhibit 10.1 of Form 8-K filed October 14, 2008, File No. 001-16691).

10.38
Written Agreement by and among Irwin Financial Corporation, Irwin Union Bank and Trust Company, the Federal Reserve Bank of Chicago, and the Indiana Department of Financial Institutions, dated October 10, 2008. (Incorporated by reference to Exhibit 10.2 of Form 8-K filed October 14, 2008, File No. 001-16691).

10.39
Supervisory Agreement by and between Irwin Union Bank, F.S.B. and the Office of Thrift Supervision, dated October 10, 2008. (Incorporated by reference to Exhibit 10.3 of Form 8-K filed October 14, 2008, File No. 001-16691).

10.40
Extension of Standby Purchase Agreement between Irwin Financial Corporation and Cummins Inc. dated March 5, 2009. (Incorporated by reference to Exhibit 10.39 of Form 10-K Report for period ended December 31, 2008 and filed March 31, 2009, File No. 001-16691.)

10.41	Stipulation and Consent to Issuance of Order to Cease and Desist Order by and between the Office of Thrift Supervision and Irwin Union Bank, F.S.B. effective July 24, 2009.

10.42	Extension of Standby Purchase Commitment and Extension of Indication of Interest between Irwin Financial Corporation and Cummins, Inc. agreed as of July 31, 2009.

11.1	Computation of Earnings Per Share is included in the Notes to the Financial Statements.

31.1	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Executive Officer.

31.2	Certification pursuant to 18 U.S.C. Section 302 of the Sarbanes-Oxley Act of 2002 by the Chief Financial Officer.

32.1	Certification of the Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: August 5, 2009	IRWIN FINANCIAL CORPORATION
	By:	/s/ Gregory F. Ehlinger
GREGORY F. EHLINGER
CHIEF FINANCIAL OFFICER

	By:	/s/ Jody A. Littrell
JODY A. LITTRELL
CORPORATE CONTROLLER (Chief Accounting Officer)